Form 10-K405
period 1996-12-31
TAYLOR CAPITAL GROUP INC
filed 1997-05-07
CIK 1025536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                           SPECIAL FINANCIAL REPORT*

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                         Commission File No.  333-14713

                           TAYLOR CAPITAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter

           DELAWARE                                     36-4108550
--------------------------------                  -----------------------
 State or Other Jurisdiction of                       I.R.S. Employer
 Incorporation or Organization                     Identification Number

                        350 EAST DUNDEE ROAD, SUITE 300
                         WHEELING, ILLINOIS 60090-3199
              Address of Principal Executive Offices and Zip Code

                                 (847) 459-1111
               Registrant's Telephone Number, Including Area Code

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes     No X
                                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            X
                                                                          ---

Aggregate market value of the voting stock held by non-affiliates of the
registrant.                                                               $0

On May 2, 1997, there were 4,500,000 shares of the Registrant's common stock issued and outstanding.





___________________
* This Special Financial Report is filed pursuant to Rule 15d-2 and contains only financial statements for Cole Taylor Bank on a stand alone basis for the fiscal year ended December 31, 1996.

                                EXPLANATORY NOTE

In February 1997, Taylor Capital Group, Inc., a bank holding company (the "Company"), consummated a public offering of its 9.0% Noncumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"). The registration statement (registration no. 333-14713) relating to such offering (the "Taylor Registration Statement") was declared effective by the Securities and Exchange Commission (the "Commission") on February 7, 1997.

Rule 15d-2 under the Securities Exchange Act of 1934 provides generally that, if a registrar files a registration statement under the Securities Act of 1933 which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full fiscal year), then the registrant shall, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for such last full fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for annual reports of the registrant.

The Taylor Registration Statement included the audited financial statements of Cole Taylor Bank, a wholly-owned subsidiary of the Company (the "Bank"), on a standalone basis. However, the Taylor Registration Statement did not contain certified financial statements of the Bank for the fiscal year ended December 31, 1996. Therefore, as required by Rule 15d-2, such financial statements are being filed with the Commission under cover of the facing page of an Annual Report on Form 10-K.

                           TAYLOR CAPITAL GROUP, INC.
                           --------------------------

                                     INDEX
                                     -----


                                                                    PAGE
                                                                    ----

      Cole Taylor Bank Balance Sheets -
            December 31, 1996 and 1995 .............................   5

      Cole Taylor Bank Statements of Income -
            For Each of the Years in the Three Year Period Ended
               December 31, 1996 ...................................   6

      Cole Taylor Bank Statements of Changes in Stockholder's Equity
            For Each of the Years in the Three Year Period Ended
               December 31, 1996 ...................................   7

      Cole Taylor Bank Statements of Cash Flows -
            For Each of the Years in the Three Year Period Ended
               December 31, 1996 ...................................   8

      Cole Taylor Bank Notes to Financial Statements ...............  10


                      [KPMG Peat Marwick LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
of Cole Taylor Bank:

We have audited the balance sheets of Cole Taylor Bank (a wholly owned subsidiary of Cole Taylor Financial Group, Inc.) as of December 31, 1996 and 1995, and the related statements of income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cole Taylor Bank (a wholly owned subsidiary of Cole Taylor Financial Group, Inc.) as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                 /s/ KPMG PEAT MARWICK LLP
March 14, 1997

                                COLE TAYLOR BANK
                                 BALANCE SHEETS
                                 (in thousands)
                                ----------------


                                                                                          December 31,
                                                                                      ---------------------
                                                                                         1996        1995
                                      ASSETS                                          ----------  ---------
Cash and due from banks                                                                 $67,021     $68,413
Interest-bearing deposits with banks                                                     14,564      19,134
Federal funds sold                                                                        5,675       5,000
Investment securities:
 Available-for-sale, at fair value                                                      328,817     361,735
 Held-to-maturity, at amortized cost (fair value of $77,758 and $80,239 at
  December 31, 1996 and 1995, respectively)                                              74,972      76,613
Loans held for sale, net, at lower of cost or market                                     25,153      15,748
Loans, net of allowance for loan losses of $24,184 and $23,869 at December 31, 1996
 and 1995, respectively                                                               1,175,657   1,172,005
Premises, leasehold improvements and equipment, net                                      15,247      16,844
Other real estate and repossessed assets, net                                             1,119       5,416
Auto loan sales proceeds receivable                                                      66,570         ---
Other assets                                                                             38,796      33,124
                                                                                     ----------  ----------
    Total assets                                                                     $1,813,591  $1,774,032
                                                                                     ==========  ==========
                       LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
 Noninterest-bearing                                                                   $334,068    $318,117
 Interest-bearing                                                                     1,072,832   1,045,958
                                                                                     ----------   ---------
  Total deposits                                                                      1,406,900   1,364,075
Short-term borrowings                                                                   162,182     202,033
Accrued interest, taxes and other liabilities                                            16,788      14,180
Long-term borrowings                                                                     86,086      61,003
                                                                                     ----------  ----------
    Total liabilities                                                                 1,671,956   1,641,291
                                                                                     ----------  ----------
Commitments and contingent liabilities
Stockholder's equity:
 Common stock, $10 par value; 1,500,000 shares authorized, issued and outstanding        15,000      15,000
 Surplus                                                                                 52,028      50,826
 Retained earnings                                                                       76,586      66,993
 Unrealized holding loss on securities available-for-sale, net of income taxes           (1,979)        (78)
                                                                                     ----------  ----------
    Total stockholder's equity                                                          141,635     132,741
                                                                                     ----------  ----------
    Total liabilities and stockholder's equity                                       $1,813,591  $1,774,032
                                                                                     ==========  ==========

                See accompanying notes to financial statements.

                                COLE TAYLOR BANK
                              STATEMENTS OF INCOME
                                (in thousands)


                                                       For the years ended December 31,
                                                     -------------------------------------
                                                        1996         1995         1994
                                                     -----------   ----------   ----------
Interest income:
   Interest and fees on loans                           $110,582     $103,654      $87,057
   Interest on investment securities:
     Taxable                                              22,987       25,382       25,045
     Tax-exempt                                            3,839        3,976        3,891
   Interest on cash equivalents                            1,489          672          274
                                                     -----------   ----------   ----------
      Total interest income                              138,897      133,684      116,267
                                                     -----------   ----------   ----------
Interest expense:
   Deposits                                               53,518       47,034       32,998
   Short-term borrowings                                   8,719       13,584        9,483
   Long-term borrowings                                    4,140        3,748        1,637
                                                     -----------   ----------   ----------
      Total interest expense                              66,377       64,366       44,118
                                                     -----------   ----------   ----------
Net interest income                                       72,520       69,318       72,149
Provision for loan losses                                  3,307        4,056        7,374
                                                     -----------   ----------   ----------
      Net interest income after provision for loan        69,213       65,262       64,775
      losses                                         -----------   ----------   ----------
Noninterest income:
   Service charges                                         8,682        7,452        7,199
   Trust fees                                              3,635        3,539        3,095
   Investment securities gains, net                         ---          ---             8
   Other noninterest income                                3,507        3,236        2,585
                                                     -----------   ----------   ----------
      Total noninterest income                            15,824       14,227       12,887
                                                     -----------   ----------   ----------
Noninterest expense:
   Salaries and employee benefits                         30,171       28,973       28,691
   Occupancy of premises, net                              5,198        4,880        4,885
   Furniture and equipment                                 3,017        2,651        2,385
   Computer processing                                     2,033        1,676        1,444
   Legal fees                                              1,473        1,655        1,106
   Advertising and public relations                        1,764        1,582        2,298
   FDIC deposit insurance                                      2        1,451        2,646
   Other real estate and repossessed asset expense           695        1,169          999
   Loss on sale of new indirect auto loans                   767         ---          ---
   Other noninterest expense                              10,253        9,512       10,794
                                                     -----------   ----------   ----------
      Total noninterest expense                           55,373       53,549       55,248
                                                     -----------   ----------   ----------
Income before income taxes                                29,664       25,940       22,414
Income taxes                                               9,971        7,774        6,512
                                                     -----------   ----------   ----------
      Net income                                         $19,693      $18,166      $15,902
                                                     ===========   ==========   ==========

                See accompanying notes to financial statements.

                                COLE TAYLOR BANK
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994
                                (in thousands)



                                                                                     Unrealized
                                                                                       Holding
                                                                                   Gain (Loss) on
                                                                                     Securities
                                                       Common            Retained    Available-
                                                        Stock   Surplus  Earnings     For-Sale       Total
                                                      --------  -------  --------  ---------------  --------
Balance at January 1, 1994                             $15,000  $40,826   $45,475             $462  $101,763

  Change in unrealized holding gain on
   investment securities available-for-sale,
   net of income taxes                                                                      (4,068)   (4,068)
  Capital contribution                                           10,000                               10,000
  Dividends on common stock                                                (4,600)                    (4,600)
  Net income                                                               15,902                     15,902
                                                      --------  -------  --------  ---------------  --------
Balance at December 31, 1994                            15,000   50,826    56,777           (3,606)  118,997


  Change in unrealized holding loss on
   investment securities available-for-sale,
   net of income taxes                                                                       3,528     3,528
  Dividends on common stock                                                (7,950)                    (7,950)
  Net income                                                               18,166                     18,166
                                                      --------  -------  --------  ---------------  --------
Balance at December 31, 1995                            15,000   50,826    66,993              (78)  132,741

  Change in unrealized holding loss on
   investment securities available-for-sale,
   securities, net of income taxes                                                          (1,901)   (1,901)
  Tax benefit associated with exercise of CTFG
   common stock options                                           1,202                                1,202
  Dividends on common stock                                               (10,100)                   (10,100)
  Net income                                                               19,693                     19,693
                                                      --------  -------  --------  ---------------  --------
Balance at December 31, 1996                           $15,000  $52,028   $76,586          $(1,979) $141,635
                                                      ========  =======  ========  ===============  ========

                See accompanying notes to financial statements.

                               COLE TAYLOR BANK
                           STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                      For the years ended December 31,
                                                                                     -----------------------------------
                                                                                       1996         1995         1994
                                                                                     ---------  -----------  -----------
Cash flows from operating activities:
  Net income                                                                           $19,693      $18,166      $15,902
  Adjustments to reconcile net income to net cash provided by operating activities:
    Investment security gains, net                                                         ---          ---           (8)
    Amortization of premiums and discounts, net                                            769        1,024        2,058
    Deferred loan fee amortization                                                      (2,486)      (2,515)      (2,146)
    Provision for loan losses                                                            3,307        4,056        7,374
    (Gain) loss on sales of loans originated for sale                                   (1,628)        (150)          87
    Loss on sale of new indirect auto loans                                                767          ---          ---
    Loans originated and held for sale                                                (235,470)     (87,250)     (17,795)
    Proceeds from sales of loans originated for sale                                   227,531       73,368       16,154
    Depreciation and amortization                                                        3,021        2,534        2,343
    Amortization of intangible assets                                                      199          196          180
    Deferred income taxes                                                                  249           16       (1,239)
    Provision for other real estate                                                         62          243          587
    Other, net                                                                            (799)          75          158
    Changes in assets and liabilities:
      Accrued interest receivable                                                          465         (251)      (4,045)
      Other assets                                                                      (1,453)       1,940          434
      Accrued interest, taxes and other liabilities                                      3,810       (1,204)         814
                                                                                     ---------  -----------  -----------
        Net cash provided by operating activities                                       18,037       10,248       20,858
                                                                                     ---------  -----------  -----------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                          (200,051)     (27,228)         ---
  Purchases of held-to-maturity securities                                              (3,568)      (4,744)     (93,993)
  Proceeds from principal payments and maturities of available-for-sale securities     229,038       29,130       29,879
  Proceeds from principal payments and maturities of held-to-maturity securities         5,150       33,317       52,075
  Proceeds from sales of investment securities                                             ---          ---          525
  Proceeds from sale of loans                                                              ---       28,924          ---
  Net increase in loans                                                                (74,079)    (100,743)    (178,878)
  Net additions to premises, leasehold improvements and equipment                       (1,340)      (5,502)      (4,438)
  Acquisition of land trust customer base                                                  ---         (204)         ---
  Proceeds from sale of other real estate                                                3,569        2,145        2,227
                                                                                     ---------  -----------  -----------
        Net cash used in investing activities                                          (41,281)     (44,905)    (192,603)
                                                                                     ---------  -----------  -----------
Cash flows from financing activities:
  Net increase  in deposits                                                             42,825       70,664      112,566
  Net (decrease) increase in short-term borrowings                                     (39,851)     (41,964)      34,770
  Repayments of long-term borrowings                                                   (50,167)     (37,111)     (15,076)
  Proceeds from long-term borrowings                                                    75,250       50,250       25,250
  Proceeds from capital contribution                                                       ---          ---       10,000
  Dividends paid                                                                       (10,100)      (7,950)      (4,600)
                                                                                     ---------  -----------  -----------
        Net cash provided by financing activities                                       17,957       33,889      162,910
                                                                                     ---------  -----------  -----------
Net decrease in cash and cash equivalents                                               (5,287)        (768)      (8,835)
Cash and cash equivalents, beginning of year                                            92,547       93,315      102,150
                                                                                     ---------  -----------  -----------
Cash and cash equivalents, end of year                                                 $87,260      $92,547      $93,315
                                                                                     =========  ===========  ===========

               See accompanying notes to financial statements.

                               COLE TAYLOR BANK
                    STATEMENTS OF CASH FLOWS --(Continued)
                                (in thousands)
                                --------------

Supplemental disclosures of cash flow information:
                                                                                      For the years ended December 31,
                                                                                   ------------------------------------
                                                                                     1996           1995         1994
                                                                                   ---------     ---------    ---------
Cash paid during the year for:
  Interest                                                                          $65,462        $63,339      $46,612
  Income taxes                                                                        8,299          7,448        8,576

Supplemental disclosures of noncash investing and financing activities:
  Unrealized holding (loss) gain on investment securities, net of income taxes       (1,901)         3,528       (4,068)
  Securitization of mortgage loans transferred to investment securities                 ---            ---       33,414
  Reclassification of investment securities from held-to-maturity to
    available-for-sale                                                                  ---        299,858         ---
  Proceeds receivable on sale of new indirect auto loans                             66,570            ---         ---
  Mortgage servicing rights originated                                                1,697            958         ---
  Real estate acquired through foreclosure                                              734          2,465       1,090
  Tax benefit associated with exercise of CTFG common stock options                   1,202            ---         ---


                See accompanying notes to financial statements.

                               COLE TAYLOR BANK
                        NOTES TO FINANCIAL STATEMENTS


1.  Summary of Significant Accounting and Reporting Policies:
    --------------------------------------------------------

    Cole Taylor Bank ("the Bank") is a wholly owned subsidiary of Cole Taylor Financial Group, Inc. ("CTFG", or "the Parent"). The accounting and reporting policies of the Bank conform to generally accepted accounting principles and general reporting practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a summary of the more significant accounting and reporting policies:

       Investment Securities:
       ---------------------
       Securities that may be sold as part of the Bank's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported net of tax in a separate component of stockholder's equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. The Bank did not maintain a trading portfolio in 1996 or prior years.

       Loans Held for Sale:
       -------------------
       Mortgage and consumer loans held for sale are carried at the lower of cost or market as determined by the aggregate method. In determining the aggregate lower of cost or market, the unrealized gains and losses associated with the corresponding closed loans, outstanding commitments to originate loans and the forward sale/delivery commitments used to hedge these loans and loan commitments are netted together. Market prices are generally taken from on-line market reporting services or dealer quoted prices for specialized loans and commitments.

       Loans:
       -----
       Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates the interest method. Interest on other loans is accrued on the principal amount outstanding during the period. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans' yields.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

1.  Summary of Significant Accounting and Reporting Policies, continued:
    --------------------------------------------------------

       Allowance for Loan Losses:
       -------------------------
       An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts continue and future recoveries may occur.

       The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income in the periods in which they become known.

       A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This does not apply to certain groups of small-balance homogenous loans which are collectively evaluated for impairment and are generally represented by consumer and residential mortgage loans or loans which are measured at fair value or at the lower of cost or fair value. The Bank generally identifies impaired loans within the nonaccrual and restructured commercial and commercial real estate portfolios on an individual loan-by-loan basis. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Prior to January 1, 1995, (the date at which Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" were adopted) the Bank's impaired loans were described as, and included in, nonaccrual loans.

       Income Recognition on Impaired Loans and Nonaccrual Loans:
       ---------------------------------------------------------
       Loans, including impaired loans, are generally placed on a nonaccrual basis for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. While a loan is classified as nonaccrual, collections of interest and principal are generally applied as a reduction to principal outstanding.

       Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

1.  Summary of Significant Accounting and Reporting Policies, continued:
    --------------------------------------------------------

       sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

       Premises, Leasehold Improvements and Equipment:
       ----------------------------------------------
       Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is charged to operating expense using the straight-line and accelerated methods over a three to thirty year period, the estimated useful lives of the assets. Leasehold improvements are amortized over a three to thirty year period, which represents the shorter of the lease term or the estimated useful life of the improvement.

       Other Real Estate:
       -----------------
       Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate is recorded in other assets at the lower of the amount of the loan balance or the current fair value. Fair value is based on the estimated sales price of the property less any selling expenses. Any charge-off of the loan balance to fair value when the property is acquired is charged to the allowance for loan losses. Subsequent provisions for losses, operating expenses and gains or losses on the sale of other real estate are charged or credited to other real estate expense.

       Mortgage Servicing Rights:
       -------------------------
       The Bank recognizes as separate assets the right to service mortgage loans for others, however those servicing rights are acquired, and assesses the capitalized mortgage servicing rights for impairment based on the current fair value of those rights. Prior to January 1, 1995, (the date at which Statement of Financial Accounting Standard No. 122 "Accounting for Mortgage Servicing Rights" was adopted) an accounting distinction was made between servicing rights acquired through purchase transactions and those acquired through loan originations.

       The fair value of capitalized mortgage servicing rights is estimated using the present value of estimated expected future cash flows based upon assumptions on interest, default and prepayment rates which are consistent with assumptions that market participants would utilize. The Bank stratifies the capitalized mortgage servicing rights generally on the basis of the note rate and loan type for purposes of measuring impairment. Impairment is recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income similar to the interest method. The amortization of capitalized mortgage servicing rights is reflected in the income statement as a reduction to mortgage servicing fee income.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

1.  Summary of Significant Accounting and Reporting Policies, continued:
    --------------------------------------------------------

       Intangible Assets:
       -----------------
       Intangible assets are comprised of the excess cost over net assets acquired and are principally allocated, based on independent appraisals, to core deposit benefit, land trust customer base and goodwill. These intangibles are being amortized on a straight-line basis over eleven to forty years.

       Income Taxes:
       ------------
       Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision.

       Financial Instruments:
       ---------------------
       In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

       The Bank uses interest-rate exchange agreements (swaps) to manage interest rate risk. These contracts are designated and are effective as hedges of specific existing assets and liabilities. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is recorded on a current basis. The Bank's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

       Statements of Cash Flows:
       ------------------------
       For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold with maturities of three months or less.


2.     Cash and Due from Banks:
       -----------------------

       The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The average reserve balance for the years ended December 31, 1996 and 1995 was approximately $4.6 million and $7.7 million, respectively.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)



3.   Investment Securities:

     The amortized cost and estimated fair value of investment securities at December 31, 1996 and 1995 are as follows:


                                                  December 31, 1996
                                   ---------------------------------------------
                                                Gross        Gross
                                   Amortized  Unrealized  Unrealized  Estimated
                                     Cost       Gains       Losses    Fair Value
                                   ---------  ----------  ----------  ----------
                                                    (in thousands)
Available-for-Sale:
  U.S. Treasury securities            $123,824        $267       $(353)   $123,738
  U.S. government agency securities     44,855         256         (36)     45,075
  Mortgage-backed securities           163,479         668      (4,143)    160,004
                                      --------      ------      -------   --------
       Total Available-for-Sale        332,158       1,191      (4,532)    328,817
                                      --------      ------      -------   --------
Held-to-Maturity:
  State and municipal obligations       62,948       2,798         (16)     65,730
  Other securities                      12,024           4         ---      12,028
                                      --------      ------     --------     ------
       Total Held-to-Maturity           74,972       2,802         (16)     77,758
                                      --------      ------     --------   --------
          Total                       $407,130      $3,993     $(4,548)   $406,575
                                      ========      ======     ========   ========

                                                  December 31, 1995
                                      ---------------------------------------------
                                                   Gross       Gross
                                      Amortized  Unrealized  Unrealized  Estimated
                                        Cost       Gains       Losses    Fair Value
                                      ---------  ----------  ----------  ----------
                                                   (in thousands)
Available-for-Sale:
  U.S. Treasury securities            $110,897        $964       $(173)   $111,688
  U.S. government agency securities     55,131         698         (91)     55,738
  Mortgage-backed securities           195,827       1,014      (2,532)    194,309
                                     ---------  ----------  ----------  ----------
       Total Available-for-Sale        361,855       2,676      (2,796)    361,735
                                     ---------  ----------  ----------  ----------

Held-to-Maturity:
  State and municipal obligations       67,110       3,646         (23)     70,733
  Other securities                       9,503           3         ---       9,506
                                     ---------  ----------  ----------   ---------
       Total Held-to-Maturity           76,613       3,649         (23)     80,239
                                     ---------  ----------  ----------   ---------
          Total                       $438,468      $6,325     $(2,819)   $441,974
                                     =========  ==========  ==========  ==========

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

3.  Investment Securities, continued:
    ---------------------

    On November 15, 1995, the Financial Accounting Standards Board issued its Special Report on the implementation of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Guidance in the Special Report allows entities to reclassify securities, including held-to-maturity debt securities, without calling into question the intent of the entity to hold debt securities to maturity in the future. The Special Report indicates that the one-time reclassification permitted should occur as of a single date between November 15, 1995 and December 31, 1995. In conjunction with the provisions contained in the Special Report, the Bank reclassified approximately $299.8 million of held-to-maturity securities, at amortized cost, into the available-for-sale classification. Unrealized gains of approximately $400,000 were recorded as a result of this reclassification.

    The amortized cost and estimated fair value of investment securities at December 31, 1996, categorized by the earlier of call or contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                  Amortized  Estimated
                                                   Cost     Fair Value
                                                  ---------  ----------
                                                   (in thousands)
        Available-for-Sale:
          Due in one year or less                   $70,084     $70,276
          Due after one year through five years      98,595      98,537
          Mortgage-backed securities                163,479     160,004
                                                  ---------  ----------
            Totals                                 $332,158    $328,817
                                                  =========  ==========
        Held-to-Maturity:
          Due in one year or less                    $3,477      $3,497
          Due after one year through five years      19,961      20,757
          Due after five years through ten years     37,645      39,543
          Due after ten years                        13,889      13,961
                                                  ---------  ----------
            Totals                                  $74,972     $77,758
                                                  =========  ==========

    Mortgage-backed securities are collateralized by residential real estate loans and consist primarily of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) certificates.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

3.  Investment Securities, continued:
    ---------------------

    There were no sales of investment securities available-for-sale during 1996 or 1995. During 1994, proceeds from sales of investment securities available-for-sale and the related gross realized gains were $525,000 and $8,000, respectively. There were no gross realized losses during 1994.

    Investment securities with an approximate book value of $310 million at December 31, 1996 were pledged to collateralize certain deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.


4.  Loans:
    -----
    Loans classified by type at December 31, 1996 and 1995 are as follows:


                                           1996        1995
                                        ----------  ----------
                                             (in thousands)
        Commercial and industrial         $655,919    $638,497
        Real estate--construction          192,759     121,547
        Real estate--mortgage              176,819     207,377
        Consumer                           171,270     231,717
        Other loans                          4,622       2,061
                                        ----------  ----------
          Gross loans                    1,201,389   1,201,199

        Less: Unearned discount             (1,548)     (5,325)
                                        ----------  ----------
          Total loans                    1,199,841   1,195,874
        Less: Allowance for loan
        losses                             (24,184)    (23,869)
                                        ----------  ----------
          Loans, net                    $1,175,657  $1,172,005
                                        ==========  ==========

    Loans on a nonaccrual basis, including impaired loans, at December 31, 1996, 1995 and 1994 were approximately $10.9 million, $9.9 million and $10.5 million, respectively. Interest on these loans included in income amounted to $72,000, $240,000 and $346,000 in 1996, 1995 and 1994,
    respectively. The total interest income which would have been recognized under the original terms of the loans was $1,015,000, $936,000 and $942,000 in 1996, 1995 and 1994, respectively.

    At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $11.3 million and $9.6 million, respectively, of which $7.6 million and $3.9 million, respectively, related to impaired loans which do not require a related allowance for loan losses because the loans have been partially written down through charge-offs, and $3.7 million and $5.7 million, respectively, related to loans with a corresponding allowance for loan losses of $2.1 million and $604,000, respectively. For the years ended

                             COLE TAYLOR BANK
               NOTES TO FINANCIAL STATEMENTS -- (Continued)

4.  Loans, continued:
    -----

    December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $11.0 million and $7.8 million, respectively. During 1996 and 1995, the Bank recognized $115,000 and $39,000, respectively, of interest on impaired loans during the portion of the year that they were impaired.

    The Bank provides several types of loans to its customers including residential, construction, commercial and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Bank does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Bank's customer base lies within the Chicago metropolitan area.

    Activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 consisted of the following:


                                                     1996     1995     1994
                                                     ----     ----     ----
                                                         (in thousands)
        Balance at beginning of year                $23,869  $22,833  $19,740
        Provision for loan losses                     3,307    4,056    7,374
        Loans charged-off                            (3,829)  (4,901)  (5,158)
        Recoveries on loans previously charged-off      837    1,881      877
                                                    -------  -------  -------
        Net charge-offs                              (2,992)  (3,020)  (4,281)
                                                    -------  -------  -------
        Balance at end of year                      $24,184  $23,869  $22,833
                                                    =======  =======  =======

    The Bank has extended loans to directors and executive officers of the Bank, the Parent and their related interests. The aggregate loans outstanding as reported by the directors and executive officers of the Bank and their related interests, which individually exceeded $60,000, totaled $21.6 million, $20.3 million and $7.4 million at December 31, 1996, 1995, and 1994, respectively. During 1996, 1995 and 1994, new loans totaled $8.8 million, $20.2 million and $2.2 million, respectively, and repayments totaled $7.5 million, $7.3 million and $6.6 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility. The Bank relies on its directors and executive officers for identification of loans to their related interests.

    At December 31, 1996, 1995 and 1994, mortgage loans serviced for others totaled $290 million, $195 million and $166 million, respectively.

                             COLE TAYLOR BANK
               NOTES TO FINANCIAL STATEMENTS -- (Continued)


5.  Premises, Leasehold Improvements and Equipment:
    ----------------------------------------------
    Premises, leasehold improvements and equipment at December 31, 1996 and 1995 are summarized as follows:


                                                          1996      1995
                                                          ----      ----
                                                          (in thousands)
        Land and improvements                             $3,724    $4,524
        Buildings and improvements                         7,605     7,522
        Leasehold improvements                             3,298     4,398
        Furniture, fixtures and equipment                 13,049    19,039
                                                         -------   -------
          Total cost                                      27,676    35,483
        Less accumulated depreciation and amortization   (12,429)  (18,639)
                                                         -------   -------
          Net book value                                 $15,247   $16,844
                                                         =======   =======

6.  Other Real Estate and Repossessed Assets:
    ----------------------------------------
    Other real estate and repossessed assets included in other assets in the balance sheet at December 31, 1996 and 1995 are summarized as follows:


                                                             1996    1995
                                                             ----    ----
                                                            (in thousands)
        Other real estate                                    $865   $2,928
        Repossessed assets                                    254    2,488
                                                           ------   ------
           Net book value                                  $1,119   $5,416
                                                           ======   ======

    Activity in the allowance for other real estate for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                       1996   1995   1994
                                                       -----  -----  -----
                                                          (in thousands)
        Balance at beginning of year                    $587   $795   $482
        Provision for other real estate                   72    243    587
        Charge-offs                                     (555)  (451)  (274)
                                                       -----  -----  -----
        Balance at end of year                          $104   $587   $795
                                                       =====  =====  =====

                             COLE TAYLOR BANK
               NOTES TO FINANCIAL STATEMENTS -- (Continued)

7.  Auto Loan Sale Proceeds Receivable:
    ----------------------------------
    In relation to the split-off transaction (see Note 18), a portion of the Bank's indirect new car loan portfolio, which was included within the Bank's consumer loan portfolio, was sold to an unaffiliated third party for $66.6 million. A loss of $767,000 was recognized on the sale. Proceeds related to the sale were received in January 1997.


8.  Mortgage Servicing Rights:
    -------------------------
    Capitalized mortgage servicing rights included in other assets in the balance sheet totaled $2.3 million and $895,000 as of December 31, 1996 and 1995, respectively, which approximates fair value. For the years ended December 31, 1996 and 1995, amortization of capitalized mortgage servicing rights totaled $248,000 and $68,000, respectively. During 1996, a valuation allowance of $66,000 was established for capitalized mortgage servicing rights. There was no such valuation allowance established for capitalized mortgage servicing rights during 1995.


9.  Interest-Bearing Deposits:
    -------------------------
    Interest-bearing deposits at December 31, 1996 and 1995 are summarized as follows:


                                                         1996        1995
                                                     ----------  ----------
                                                         (in thousands)
        NOW accounts                                    $77,693     $66,049
        Savings accounts                                118,056     124,210
        Money market deposits                           244,302     266,351
        Certificates of deposit, less than $100,000     299,544     292,489
        Certificates of deposit, $100,000 or more       109,137      84,910
        Public time deposits                            143,415     114,127
        Brokered certificates of deposit                 80,685      97,822
                                                     ----------  ----------
           Total                                     $1,072,832  $1,045,958
                                                     ==========  ==========

    Interest expense on certificates of deposit, $100,000 or more, was $4.3 million, $3.4 million and $1.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    At December 31, 1996 the scheduled maturities of time deposits are as follows:

                         Year                  Amount
                         ----                 --------
                               (in thousands)
                         1997                  $554,674
                         1998                    61,031
                         1999                     9,403
                         2000                     5,101
                         2001 and thereafter      2,572
                                               --------
                                               $632,781
                                               ========

                            COLE TAYLOR BANK
               NOTES TO FINANCIAL STATEMENTS -- (Continued)

10. Short-Term Borrowings:
    ---------------------
    Short-term borrowings at December 31, 1996 and 1995 are summarized as follows:


                                                          1996      1995
                                                        --------  --------
                                                          (in thousands)
        Securities sold under agreements to repurchase  $126,173  $148,546
        Federal funds purchased                           26,040    43,500
        U.S. Treasury tax and loan note option             9,969     9,987
                                                        --------  --------
          Total                                         $162,182  $202,033
                                                        ========  ========

    Securities sold under agreements to repurchase generally mature within 1 to 180 days from the transaction date. Under the terms of the repurchase agreements, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer.

    Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                     1996      1995     1994
                                                   --------  --------  --------
                                                          (in thousands)
        Average balance during the year            $126,484  $196,728  $179,027
        Average interest rate during the year          5.46%     5.81%     4.13%
        Maximum month end balance during the year  $144,825  $224,907  $190,142

    Additional information with respect to securities sold under agreements to repurchase as of December 31, 1996 is summarized as follows:


                                                     Collateral
                                    --------------------------------------------
                                     U.S. Treasury and
                                     Government Agency       Mortgage-Backed
                          Weighted      Securities             Securities
                          Average   ---------------------  ---------------------
               Repurchase Interest  Amortized  Estimated   Amortized  Estimated
  Term         Liability    Rate     Cost      Fair Value    Cost     Fair Value
-------------  ---------  --------  ---------  ----------  ---------  ----------
                                       (in thousands)
Overnight        $121,688    5.20%    $38,347     $38,393    $90,884     $88,478
Up to 30 days       4,200    5.22       4,167       4,172        193         182
30 to 90 days         ---     ---         ---         ---        ---         ---
Over 90 days          285    5.00         289         287        ---         ---
               ----------  -------  ---------  ----------  ---------  ----------
                 $126,173    5.20%    $42,803     $42,852    $91,077     $88,660
               ==========  =======  =========  ==========  =========  ==========

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

10. Short-Term Borrowings, continued:

    Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities.

    At December 31, 1996, the Bank had outstanding and unused lines of credit for short-term borrowings with various entities totaling $195 million.


11.  Income Taxes:

    The components of the income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                  1996    1995     1994
                                 ------  ------   ------
                                     (in thousands)
Current tax expense:
   Federal                       $8,863  $7,758  $7,751
   State                            859      --      --
                                 ------  ------  ------
       Total                      9,722   7,758   7,751

Deferred tax expense (benefit):
   Federal                          249      16  (1,139)
   State                             --      --    (100)
                                 ------  ------  ------
       Total                        249      16  (1,239)
                                 ------  ------  ------

Applicable income taxes          $9,971  $7,774  $6,512
                                 ======  ======  ======

                               COLE TAYLOR BANK

11. Income Taxes, continued:

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                       Amount
                                                                  ---------------
                                                                   1996     1995
                                                                  ------   ------
                                                                   (in thousands)
DEFERRED TAX ASSETS:

  Fixed assets, principally due to differences in depreciation  $   634   $  478
  Loans, principally due to allowance for loan losses             8,464    8,454
  State net operating loss carryforwards                             --      261
  Deferred income, principally net loan origination fees          1,234    1,183
  Other real estate                                                  36      352
  Other accruals                                                    559      216
                                                                -------   ------
    Gross deferred tax assets                                    10,927   10,944
  Less valuation allowance                                           --     (261)
                                                                -------   ------
    Gross deferred tax assets, net of valuation allowance        10,927   10,683
                                                                -------   ------

DEFERRED TAX LIABILITIES:

  Discount accretion                                               (233)    (224)
  Mortgage servicing rights                                        (797)    (313)
                                                                 -------   ------
    Gross deferred tax liabilities                               (1,030)    (537)
                                                                -------   ------
      Subtotal                                                    9,897   10,146
                                                                -------   ------
Tax effect of unrealized holding losses on investment
      securities                                                  1,362       42
                                                                -------   ------
Net deferred tax assets                                         $11,259  $10,188
                                                                =======  =======

    The Bank had net operating loss carryforwards for Illinois state income tax purposes of approximately $5 million at December 31, 1995. Such net operating loss carryforwards were utilized in 1996.

    Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% in 1996, 1995 and 1994 to income before income taxes because of the following:



                                                 1996     1995     1994
                                                 ----------------------
                                                     (in thousands)
Federal income tax expense at statutory rate    $10,382   $9,079   $7,845
(Decrease) increase in taxes resulting from:
    Tax-exempt interest income, net of
       disallowed interest deduction             (1,372)  (1,423)  (1,448)
State taxes, net                                    558       --       --
Other, net                                          403      118      115
                                                 ------   ------   ------
       Total                                     $9,971   $7,774   $6,512
                                                 ======   ======   ======

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)

12.  Long-Term Borrowings:

    Long-term borrowings consisted of the following at December 31, 1996 and 1995:



                                                         1996     1995
                                                         ----     ----
                                                         (in thousands)
Federal Home Loan Bank (FHLB) various advances
ranging from $10 million to $25 million due at
various dates through March 20, 1998, collateralized
by qualified first mortgage residential loans and
FHLB stock totaling approximately $228 million and $9
million, respectively, as of December 31, 1996;
weighted average interest rates at December 31, 1996
and 1995 are 5.91% and 6.33%, respectively              $85,000  $60,000

Chicago Equity Fund non-interest bearing notes
payable over a five to seven year period in
approximately equal annual installments                   1,086    1,003
                                                        -------  -------
  Total                                                 $86,086  $61,003
                                                        =======  =======

    Following are the scheduled maturities of long-term borrowings at December 31, 1996:



            Year                  Amount
            ----                 --------
                              (in thousands)
           1997                  $35,206
           1998                   50,216
           1999                      185
           2000                      143
           2001                      116
           Thereafter                220
                                 -------
             Total               $86,086
                                 =======



13.  Employee Benefit Plans:

    The employees of the Bank participate in the employee benefit plans of CTFG, consisting of the CTFG Profit Sharing Plan, the CTFG 401(k) Plan, and the CTFG ESOP. Company contributions are at the discretion of the CTFG Board of Directors, with the exception of certain matching of employee contributions and a minimum ESOP contribution sufficient to service the ESOP debt. During 1996, 1995 and 1994, Bank contributions paid to the profit-sharing plan and ESOP were $1.2 million, $1.5 million and $1.2 million, respectively.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


14. Related Party Transactions:
    --------------------------

    Included in other assets are amounts due from and to the Parent and other affiliates. As of December 31, 1996 and 1995, the amounts due from the Parent and other affiliates totaled $752,000 and $131,000, respectively. As of December 31, 1995, the amount due to the Parent totaled $99,000. There was no amount due to the Parent as of December 31, 1996.

    During the years ended December 31, 1996, 1995 and 1994, payments were made to the Parent and other affiliates for interest expense on securities sold under agreements to repurchase totaling $117,000, $303,000 and $173,000, respectively.

    The Bank received from the Parent and other affiliates, $889,000, $422,000 and $418,000 during the years ended December 31, 1996, 1995 and 1994, respectively, for office space and various services performed by Bank employees on behalf of the Parent and other affiliates. These services include accounting, marketing, operations, human resources, and legal services. These fees were recorded as a reduction to occupancy and salaries and employee benefits. During 1996 and 1995, the Bank paid $706,000 and $1.1 million, respectively, to the Parent for various services which include acquisition related services, human resources services, and audit services. These fees are included in salaries and employee benefits. No such payments were made in 1994.


15. Commitments, Contingencies and Financial Instruments:
    ----------------------------------------------------

    Commitments:
    -----------
    The Bank is obligated in accordance with the terms of various long-term noncancelable operating leases for premises (land and building) and office space and equipment. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Bank is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense was approximately $2.3 million, $2.0 million and $2.3 million for 1996, 1995 and 1994, respectively.

    Estimated future minimum rental commitments under these operating leases as of December 31, 1996 are as follows:

                                Year                  Amount
                                ----             --------------
                                                 (in thousands)
                                1997                   $1,840
                                1998                    1,629
                                1999                      955
                                2000                      836
                                2001                      839
                                Thereafter              6,367
                                                     --------
                                  Total               $12,466
                                                     ========

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


15. Commitments, Contingencies and Financial Instruments, continued:
    ----------------------------------------------------


    Contingencies:
    -------------
    The Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position.

    Financial Instruments:
    ---------------------
    The Bank is party to various financial instruments with off-balance sheet risk. The Bank uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, interest-rate exchange contracts (swaps) and forward commitments to sell loans. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Bank's net interest income will be adversely affected.

    The Bank mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial properties; accounts receivable; inventories; and property, plant and equipment. The Bank manages its exposure to interest rate risk, on a limited basis, by using off-balance sheet instruments to offset existing interest rate risk of its assets and liabilities, and by generally setting variable rates of interest on contingent extensions of credit.

    The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instrument outstanding. The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. For interest-rate exchange contracts (swaps) and forward commitments to sell loans the contract or notional amounts substantially exceed actual exposure to credit loss.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


15. Commitments, Contingencies and Financial Instruments, continued:
    ----------------------------------------------------


    At December 31, 1996, the contractual or notional amounts are as follows:


                                                                                            Amount
                                                                                        --------------
                                                                                        (in thousands)
        Financial instruments wherein contract amounts represent credit risk:
             Commitments to extend credit                                                   $551,097
             Standby letters of credit                                                        55,154

        Financial instruments wherein notional amounts exceed the amount of credit risk:
                Interest rate exchange agreements (swaps)                                    $75,000
                Forward commitments to sell loans                                             15,000

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Such instruments are generally issued for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most of the Bank's standby letters of credit are expected to expire undrawn.

    An interest-rate exchange contract (swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The Bank's objective in holding interest-rate swaps is interest rate risk management. The Bank entered into an agreement based on a $25 million notional amount to assume variable-market indexed interest payments in exchange for fixed-rate interest payments. The original maturity of this agreement (12/6/98) was five years and the fixed-rate component received is 5.32%. The variable-interest rate component paid is based on three-month LIBOR and was 5.50% as of December 31, 1996. The Bank also entered into an agreement based on a $50 million notional amount to assume fixed-rate interest payments in exchange for variable-market indexed payments. The original maturity of this agreement (5/12/97) was 2 years and the fixed-rate component paid is 5.97%. The variable-interest component paid is based on the federal funds rate and was approximately 5.25% as of December 31, 1996.

    The Bank enters into forward commitments to sell loans to manage the interest rate risk exposure of mortgage banking activities. The hedging activity helps to protect the Bank from a risk that the

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


15. Commitments, Contingencies and Financial Instruments, continued:
    ----------------------------------------------------


    market value of mortgage loans intended to be sold will be adversely affected by changes in interest rates. At December 31, 1996, the Bank's forward commitments to sell loans had delivery commitments expiring within three months. Gross unrealized gains on forward sale commitments, based on dealer-quoted prices, approximated $27,000 at December 31, 1996.


16. Fair Value of Financial Instruments:
    -----------------------------------


    Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. For the Bank, a significant portion of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Bank's financial instruments, however, lack an available, or readily discoverable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Significant estimations and present value calculations were used by the Bank for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

    The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

       Cash and Cash Equivalents:
       -------------------------
       Cash, due from banks and federal funds sold are reported at amounts which approximate fair value in the balance sheet.

       Investment Securities:
       ---------------------
       Fair values for investment securities are determined from quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair values pertaining to investment securities are disclosed in Note 3.

       Loans:
       -----
       Fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. The estimated fair value of the entire loan portfolio as of December
       31, 1996 and 1995 was $1.22 billion and $1.21 billion, respectively.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


16. Fair Value of Financial Instruments, continued:
    -----------------------------------

       Deposit Liabilities:
       -------------------
       Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments. Fair values of demand deposits are equal to the respective amounts due on demand. The carrying amount of variable rate instruments approximates fair value. The estimated fair value of deposit liabilities as of December 31, 1996 and 1995 was $1.41 billion and $1.37 billion, respectively.

       Short-Term Borrowings and Long-Term Debt:
       ----------------------------------------
       Short-term borrowings and long-term debt have been valued at present values of future cash flows using rates which approximate current market rates for similar instruments. The estimated fair value of short-term borrowings as of December 31, 1996 and 1995 was $162 million and $202 million, respectively. The estimated fair value of long-term debt as of December 31, 1996 and 1995 was $86 million and $61 million, respectively.

       Financial Instruments:
       ---------------------
       The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of these commitments is not material. The fair value of interest rate swap agreements is estimated using quoted market prices for similar instruments. The estimated fair value of interest rate exchange contracts (swaps) as of December 31, 1996 and 1995 was $(456,000) and $(796,000), respectively.


17. Regulatory Disclosures
    ----------------------

    The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


17. Regulatory Disclosures, continued:
    ----------------------


    average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized "well-capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios as of December 31, 1996 and 1995 are also presented in the following table.


                                                                                      To Be Well
                                                                                  Capitalized Under
                                                             For Capital              Prompt Corrective
                                         Actual            Adequacy Purpose            Action Provision
                                    -----------------    -------------------        ---------------------
                                     Amount   Ratio        Amount    Ratio            Amount      Ratio
                                    -------- --------    --------- ---------        ---------- ----------
                                                           (in thousands)
    As of December 31, 1996:
       Total Capital
          (to Risk Weighted
          Assets)                   $158,874  11.48 %     $110,702     >8.00 %      $138,338     >10.00 %
       Tier I Capital
          (to Risk Weighted
          Assets)                    141,492  10.23         55,351     >4.00          83,027      >6.00
       Tier I Capital
          (to Average Assets)        141,492   7.63         74,158     >4.00          92,698      >5.00

    As of December 31, 1995:
       Total Capital
          (to Risk Weighted
          Assets)                   $146,770  11.44 %     $102,597     >8.00 %      $128,246     >10.00 %
       Tier I Capital
          (to Risk Weighted
          Assets)                    130,642  10.19         51,248     >4.00          76,948      >6.00
       Tier I Capital
          (to Average Assets)        130,642   7.41         70,533     >4.00          88,166      >5.00

18. Split-Off Transaction:
    ---------------------

    On February 12, 1997, CTFG transferred all of the capital stock of the Bank and CT Mortgage Company, Inc. (the "Mortgage Company"), another wholly owned subsidiary of CTFG, to Taylor Capital Group, Inc., a newly incorporated bank holding company, in exchange for 4.5 million shares of CTFG common stock and approximately $83 million in cash and certain other
    assets of the Bank.   As a result of the split-off transaction, Cole Taylor
    Bank became a wholly-owned subsidiary of Taylor Capital Group, Inc.

                               COLE TAYLOR BANK
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


18. Split-Off Transaction, continued:
    ---------------------

    As part of the Split-Off Transaction, Taylor Capital Group provided a direct capital contribution of approximately $58.7 million to the Bank, which was funded by net proceeds of approximately $37 million from the sale of preferred stock and senior debt in the amount of approximately $25 million. This contribution allows the Bank to continue operating as a well-capitalized institution in accordance with regulatory requirements. The Bank initially invested the proceeds in investment securities and thereafter they will be used for general corporate purposes.

                          TAYLOR CAPITAL GROUP, INC.
                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of April, 1997.

                                        TAYLOR CAPITAL GROUP, INC.


                                        By: /s/ JEFFREY W. TAYLOR
                                            ---------------------------
                                            Jeffrey W. Taylor
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                       DATE
--------------------------  ------------------------------------  --------------
                            Chairman and Chief Executive Officer
  /s/ JEFFREY W. TAYLOR     (principal executive officer)         April 22, 1997
--------------------------
    Jeffrey W. Taylor

   /s/ BRUCE W. TAYLOR      President and Director                April 22, 1997
--------------------------
     Bruce W. Taylor

   /s/ SIDNEY J TAYLOR      Director                              April 22, 1997
--------------------------
     Sidney J Taylor

                            Chief Financial Officer and
                            Director (principal financial and
/s/ J. CHRISTOPHER ALSTRIN  accounting officer)                   April 22, 1997
--------------------------
 J. Christopher Alstrin

   /s/ ADELYN DOUGHERTY     Director                              April 22, 1997
--------------------------
     Adelyn Dougherty

    /s/ MELVIN E. PEARL     Director                              April 22, 1997
--------------------------
     Melvin E. Pearl
