Form 10-Q
period 1997-03-31
TAYLOR CAPITAL GROUP INC
filed 1997-05-15
CIK 1025536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                             Commission File No.  333-14713
    March 31, 1997



                           TAYLOR CAPITAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter

         DELAWARE                                              36-4108550
------------------------------                            ---------------------
State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                             Identification Number




                        350 EAST DUNDEE ROAD, SUITE 300
                         WHEELING, ILLINOIS 60090-3199
                     Address of Principal Executive Offices

                                 (847) 459-1111
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes X  No
                                                                   ---   ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                                     Outstanding at May 12, 1997
----------------------------                        ---------------------------
Common Stock, $.01 Par Value                                 4,500,000


                     Exhibit Index is located on page 21

                       COLE TAYLOR FINANCIAL GROUP, INC.

                                     INDEX


PART  I.  FINANCIAL INFORMATION ........................................  PAGE


  Item 1.  Financial Statements

           Balance Sheets -
              Successor Basis - Taylor Capital Group, Inc. - Consolidated March 31, 1997; Predecessor Basis - Cole Taylor Bank -
              December 31, 1996 ........................................     3

           Statements of Income -
              Successor Basis - Taylor Capital Group, Inc. - Consolidated
              For the Period of February 12, 1997 to March 31, 1997; Predecessor Basis - Cole Taylor Bank - For the Period of
              January 1, 1997 to February 11, 1997;  Predecessor Basis
              - Cole Taylor Bank - For the Three Months Ended
              March 31, 1996 ...........................................     4

           Statements of Cash Flows -
              Successor Basis - Taylor Capital Group, Inc. - Consolidated
              For the Period of February 12, 1997 to March 31, 1997; Predecessor Basis - Cole Taylor Bank - For the Period of
              January 1, 1997 to February 11, 1997;  Predecessor Basis
              - Cole Taylor Bank - For the Three Months Ended
              March 31, 1996 ...........................................     5

           Notes to Financial Statements ...............................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ....................................    11

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ............................    19

                          TAYLOR CAPITAL GROUP, INC.
                          BALANCE SHEETS (Unaudited)
                                (in thousands)
                            ---------------------

                                                                                     Successor
                                                                                   Basis - Taylor
                                                                                   Capital Group,       Predecessor
                                                                                       Inc. -           Basis - Cole
                                                                                    Consolidated       Taylor Bank -
                                                                                      March 31,        December 31,
                                                                                        1997              1996
                                                                                   --------------      -------------
                                    ASSETS

Cash and due from banks                                                               $   82,249         $   67,021
Interest-bearing deposits in other banks                                                  11,086             14,564
Federal funds sold                                                                        10,425              5,675
Investment securities:
    Available-for-sale, at fair value                                                    384,777            328,817
    Held-to-maturity, at amortized cost (fair value of $75,716 and $77,758 at
        March 31, 1997 and December 31, 1996, respectively)                               75,452             74,972
Loans held for sale, net, at lower of cost or market                                      20,449             25,153
Loans, net of allowance for loan losses of $24,529 and $24,184 at March 31,1997
    and December 31, 1996, respectively                                                1,165,610          1,175,657
Premises, leasehold improvements and equipment, net                                       22,326             15,247
Other real estate and repossessed assets, net                                              1,901              1,119
Auto loan sales proceeds receivable                                                          ---             66,570
Goodwill and other intangibles                                                            37,832              2,478
Other assets                                                                              34,780             36,318
                                                                                      ----------         ----------

        Total assets                                                                  $1,846,887         $1,813,591
                                                                                      ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing                                                               $  310,458         $  334,068
    Interest-bearing                                                                   1,120,120          1,072,832
                                                                                      ----------         ----------
        Total deposits                                                                 1,430,578          1,406,900
Short-term borrowings                                                                    172,911            162,182
Accrued interest, taxes and other liabilities                                             17,928             16,788
Long-term borrowings                                                                      91,881             86,086
                                                                                      ----------         ----------
           Total liabilities                                                           1,713,298          1,671,956
                                                                                      ----------         ----------
Commitments and contingent liabilities
Stockholders' equity:
    Series A 9% noncumulative perpetual preferred stock, $.01 par value,
        1,530,000 shares authorized, issued and outstanding                               38,250                ---
    Common stock, $.01 par value; 4,500,000 shares authorized, issued and
        outstanding                                                                           45                ---
    Common stock, $10 par value; 1,500,000 shares authorized, issued and
        outstanding                                                                          ---             15,000
    Surplus                                                                               96,143             52,028
    Retained earnings                                                                      1,540             76,586
    Unrealized holding loss on securities available-for-sale, net of income taxes         (2,389)            (1,979)
                                                                                      ----------         ----------
           Total stockholders' equity                                                    133,589            141,635
                                                                                      ----------         ----------

              Total liabilities and stockholders' equity                              $1,846,887         $1,813,591
                                                                                      ==========         ==========

                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                       STATEMENTS OF INCOME (Unaudited)
                                (in thousands)
                         ---------------------------

                                                                     Successor
                                                                   Basis - Taylor                         Predecessor
                                                                   Capital Group,        Predecessor      Basis - Cole
                                                                       Inc. -           Basis - Cole      Taylor Bank -
                                                                    Consolidated        Taylor Bank -     For the Three
                                                                 For the Period of    For the Period of   Months Ended
                                                                  Feb. 12, 1997 to     Jan. 1, 1997 to      Mar. 31,
                                                                   Mar. 31, 1997        Feb. 11, 1997         1996
                                                                   ------------         -------------      ----------
Interest income:
    Interest and fees on loans                                         $13,906             $12,481           $26,857
    Interest on investment securities:
        Taxable                                                          3,244               2,606             5,711
        Tax-exempt                                                         410                 431               982
    Interest on cash equivalents                                           244                 124               173
                                                                       -------             -------           -------
           Total interest income                                        17,804              15,642            33,723
                                                                       -------             -------           -------
Interest expense:
    Deposits                                                             6,665               5,614            12,655
    Short-term borrowings                                                1,221               1,026             2,517
    Long-term borrowings                                                   757                 436               924
                                                                       -------             -------           -------
           Total interest expense                                        8,643               7,076            16,096
                                                                       -------             -------           -------

Net interest income                                                      9,161               8,566            17,627
Provision for loan losses                                                  484                 420               999
                                                                       -------             -------           -------
           Net interest income after provision for loan losses           8,677               8,146            16,628
                                                                       -------             -------           -------
Noninterest income:
    Service charges                                                      1,264               1,122             2,102
    Trust fees                                                             493                 359               861
    Other noninterest income                                               593                 449               738
                                                                       -------             -------           -------
           Total noninterest income                                      2,350               1,930             3,701
                                                                       -------             -------           -------
Noninterest expense:
    Salaries and employee benefits                                       4,572               3,645             7,655
    Occupancy of premises, net                                             883                 656             1,266
    Furniture and equipment                                                412                 322               744
    Computer processing                                                    273                 222               478
    Advertising and public relations                                       107                 157               417
    Goodwill and other intangible amortization                             314                  20                50
    Other real estate and repossessed asset expense                          6                  31               551
    Other noninterest expense                                            1,617               1,413             2,776
                                                                       -------             -------           -------
           Total noninterest expense                                     8,184               6,466            13,937
                                                                       -------             -------           -------

Income before income taxes                                               2,843               3,610             6,392
Income taxes                                                               835               1,328             2,062
                                                                       -------             -------           -------
              Net income                                                $2,008              $2,282            $4,330
                                                                       =======             =======           =======


                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                     STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)
                           -----------------------

                                                                 Successor
                                                               Basis - Taylor                             Predecessor
                                                               Capital Group,        Predecessor          Basis - Cole
                                                                   Inc. -            Basis - Cole         Taylor Bank -
                                                                Consolidated         Taylor Bank -        For the Three
                                                             For the Period of     For the Period of      Months Ended
                                                              Feb. 12, 1997 to      Jan. 1, 1997 to          Mar. 31,
                                                               Mar. 31, 1997         Feb. 11, 1997             1996
                                                               -------------         -------------         -----------
Cash flows from operating activities:
    Net income                                                  $  2,008                $  2,282              $  4,330
    Provision for loan losses                                        484                     420                   999
    Gain on sales of loans originated for sale                      (323)                   (137)                 (210)
    Loans originated and held for sale                           (28,306)                (12,852)              (65,490)
    Proceeds from sales of loans originated for sale              30,063                  23,724                28,574
    Other adjustments to net income, net                           1,093                     740                   291
    Net changes in other assets and liabilities                  (10,282)                  7,645                (4,951)
                                                                --------                --------              --------
         Net cash (used in) provided by operating activities      (5,263)                 21,822               (36,457)
                                                                --------                --------              --------
Cash flows from investing activities:
    Purchases of available-for-sale securities                   (66,286)                (43,533)                  ---
    Proceeds from principal payments and maturities of
        available-for-sale securities                             48,336                   2,000                18,563
    Proceeds from principal payments and maturities of
        held-to-maturity securities                                  163                   1,209                 1,517
    Net increase in loans                                        (15,235)                (12,509)              (14,867)

    Net cash of Bank and Mortgage Company acquired                65,306                     ---                   ---
        in split-off transaction
    Proceeds from sale of new indirect auto loans                    ---                  66,570                   ---
    Other, net                                                      (416)                    (51)                2,426
                                                                --------                --------              --------
           Net cash provided by investing activities              31,868                  13,686                 7,639
                                                                --------                --------              --------
Cash flows from financing activities:
    Net increase (decrease) in deposits                           79,772                 (56,094)               97,367
    Net (decrease) increase in short-term borrowings             (69,718)                 80,447               (50,286)
    Repayments of long-term borrowings                                (4)                (25,201)              (25,167)
    Proceeds from long-term borrowings                            31,000                     ---                25,000
    Net proceeds from issuance of preferred stock                 36,105                     ---                   ---
    Dividends paid                                                   ---                     ---                (5,100)

           Net cash used in provided (used in ) by              --------                --------              --------
           financing activities                                   77,155                    (848)               41,814
                                                                                        --------              --------

Net increase in cash and cash equivalents                        103,760                  34,660                12,996
Cash and cash equivalents, beginning of period                       ---                  87,260                92,547
                                                                --------                --------              --------

Cash and cash equivalents, end of period                        $103,760                $121,920              $105,543
                                                                ========                ========              ========




                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation:

   The successor basis Taylor Capital Group, Inc. consolidated financial statements for the period February 12, 1997 to March 31, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company" or the "Company") and its wholly owned subsidiaries, Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). All intercompany balances and transactions have been eliminated in consolidation. Taylor Capital Group, Inc. is a newly formed bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in a split-off transaction (as defined below) which was accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG")

   The Split-Off Transactions were a series of transactions purusant to which, CTFG transferred the common stock of the Bank and the Mortgage Company to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock and a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.



   The predecessor basis Cole Taylor Bank financial statements report the financial position and results of operations of Cole Taylor Bank on its historical accounting basis.

   The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1997. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

   The results of operations for the period of February 12, 1997 to March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2. Acquisition of Cole Taylor Bank and CT Mortgage Company, Inc.:

   The Company acquired the Bank and Mortgage Company in the Split-Off Transactions which were consummated on February 12, 1997. The Bank is a $1.8 billion asset commercial bank operating predominantly in the Chicago metropolitan area. The Mortgage Company began operations in early 1996 and competes in the subprime mortgage market for residential loans on a brokered basis primarily in the southeastern United States. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of the Bank and Mortgage Company are included in the Company's consolidated financial statements from February 12, 1997, the date of the split-off transaction.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


2. Acquisition of Cole Taylor Bank and CT Mortgage Company, Inc., (continued):

   The Company's cost of the acquired Bank consisted of three components: (1) $17.2 million, which represented the proportionate interest in the Bank's book value based on the split-off stockholder group's proportionate ownership prior to the split-off transaction, (2) $81.1 million, which represented the proportionate fair value of the common stock of CTFG exchanged by the split-off stockholder group, and (3) $2.2 million, which represented estimated direct acquisition costs for accountants, attorneys, financial advisors and other professionals to consummate the transaction. The final determination and allocation of the purchase price to the Bank's assets and liabilities is currently in process. Managements estimate of the amount by which the purchase price will exceed the fair value of the net assets acquired approximates $37.7 million and is reflected as goodwill in the financial statements at March 31, 1997. The goodwill is being amortized over 15 years using the straight-line method.

   The Company acquired the Mortgage Company through a cash payment of $1.1 million which exceeded the fair value of the net assets acquired by $416,000. The resulting goodwill is being amortized over 15 years using the straight-line method.


3. Investment Securities:

   The amortized cost and estimated fair values of investment securities at March 31, 1997 and December 31, 1996 were as follows:

                                            Successor Basis - Taylor Capital Group, Inc. - Consolidated
                                                                  March 31, 1997
                                            -----------------------------------------------------------
                                                              Gross            Gross
                                            Amortized       Unrealized       Unrealized       Estimated
                                               Cost           Gains            Losses        Fair Value
                                            ---------       ----------       ----------      ----------
                                                                   (in thousands)
Available-for-Sale:
   U.S. Treasury securities                  $193,528            $58           $(1,231)       $192,355
   U.S. government agency securities           41,019            ---              (184)         40,835
   Mortgage-backed securities                 153,838            477            (2,728)        151,587
                                             --------       --------           --------       --------
        Total Available-for-Sale              388,385            535            (4,143)        384,777
                                             --------       --------           --------       --------
Held-to-Maturity:
   State and municipal obligations             63,426            318               (55)         63,689
   Other securities                            12,026              1                ---         12,027
                                             --------       --------           --------       --------
        Total Held-to-Maturity                 75,452            319               (55)         75,716
                                             --------       --------           --------       --------
             Total                           $463,837           $854           $(4,198)       $460,493
                                             ========       ========           ========       ========

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

3. Investment Securities. (continued):

                                                       Predecessor Basis - Cole Taylor Bank
                                                               December 31, 1996
                                            -----------------------------------------------------------
                                                              Gross            Gross
                                            Amortized       Unrealized       Unrealized       Estimated
                                               Cost           Gains            Losses        Fair Value
                                            ---------       ----------       ----------      ----------
                                                                   (in thousands)
Available-for-Sale:
    U.S. Treasury securities                 $123,824         $    267         $  (353)        $123,738
    U.S. government agency securities          44,855              256             (36)          45,075
    Mortgage-backed securities                163,479              668          (4,143)         160,004
                                             --------         --------         --------        --------
         Total Available-for-Sale             332,158            1,191          (4,532)         328,817
                                             --------         --------         --------        --------
Held-to-Maturity:
    State and municipal obligations            62,948            2,798             (16)          65,730
    Other securities                           12,024                4              ---          12,028
                                             --------         --------         --------        --------
         Total Held-to-Maturity                74,972            2,802             (16)          77,758
                                             --------         --------         --------        --------
              Total                          $407,130         $  3,993         $(4,548)        $406,575
                                             ========         ========         ========        ========

4. Loans:

   Loans classified by type at March 31, 1997 and December 31, 1996 were as follows:

                                                                Successor
                                                              Basis - Taylor
                                                              Capital Group,         Predecessor
                                                                  Inc. -             Basis - Cole
                                                               Consolidated          Taylor Bank -
                                                                March 31,            December 31,
                                                                  1997                  1996
                                                              --------------         -------------
                                                                         (in thousands)
Commercial and industrial                                       $  655,616             $  655,919
Real estate-construction                                           201,465                192,759
Real estate-mortgage                                               185,885                176,819
Consumer                                                           142,089                171,270
Other loans                                                          6,054                  4,622
                                                                ----------             ----------
    Gross loans                                                  1,191,109              1,201,389

Less: Unearned discount                                               (970)                (1,548)
                                                                ----------             ----------
    Total loans                                                  1,190,139              1,199,841

Less: Allowance for loan losses                                    (24,529)               (24,184)
                                                                ----------             ----------
         Loans, net                                             $1,165,610             $1,175,657
                                                                ==========             ==========

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

5. Long-Term Borrowings:

   Long-term borrowings consisted of the following at March 31, 1997 and December 31, 1996:

                                                   Successor
                                                 Basis - Taylor
                                                 Capital Group,     Predecessor
                                                     Inc. -         Basis - Cole
                                                  Consolidated     Taylor Bank -
                                                   March 31,       December 31,
                                                      1997             1996
                                                 --------------    -------------
                                                         (in thousands)
   COLE TAYLOR BANK:
   Federal Home Loan Bank (FHLB) - various
   advances ranging from $10 million to $25
   million due at various dates through
   March 20, 1998, collateralized by qualified
   first mortgage residential loans and FHLB
   stock; weighted average interest rates at
   March 31, 1997 and December 31, 1996 were
   6.08% and 5.91%, respectively                      $60,000         $85,000

   Chicago Equity Fund - non-interest bearing
   notes payable over a five to seven year
   period in approximately equal annual
   installments                                           881           1,086

   TAYLOR CAPITAL GROUP, INC.:
   Unsecured $25 million term loan bearing
   interest at prime rate or LIBOR plus 1.25%,
   annual principal reductions of $1 million
   commencing 1999 and a balloon payment of
   $22 million on February 12, 2002.                   25,000            ---

   Unsecured $7 million revolving credit
   facility bearing interest at prime rate or
   LIBOR plus 1.25%, maturing February 12, 1998.        6,000            ---
                                                      -------         -------

       Total                                          $91,881         $86,086
                                                      =======         =======

   On February 12, 1997, the Parent Company executed a loan agreement with LaSalle National Bank ("LaSalle") for a $25 million term loan and a $5 million revolving credit facility. On February 27, 1997 the loan agreement was amended, increasing the revolving credit facility amount from $5 million to $7 million. The loan agreement includes certain defined financial covenants relating to the Bank with respect to regulatory capital ratios, the amount of Tier 1 capital, the ratio of return on average assets, the ratio of nonperforming assets to capital, the ratio of allowance for loan losses to nonperforming loans and the ratio of debt to stockholders' equity. In addition, the Bank's common stock is held in safekeeping at LaSalle and, in the event of default under the loan agreement, the Company must pledge the Bank's stock to LaSalle. As of March 31, 1997, the Company was in compliance with the provisions of the loan agreement.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


6. Financial Instruments with Off-Balance Sheet Risk:

   The Company is a party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, interest-rate exchange contracts (swaps) and forward commitments to sell loans.

   At March 31, 1997, the contractual or notional amounts are as follows:


                                                              Amount
                                                          --------------
                                                          (in thousands)
     Financial instruments wherein contract amounts
     represent credit risk:
         Commitments to extend credit                        $522,770
         Standby letters of credit                             59,547
     Financial instruments wherein notional amounts
     exceed the amount of credit risk:
         Interest rate exchange agreements (swaps)            $75,000
         Forward commitments to sell loans                     18,000


                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company" or the "Company") and its wholly owned subsidiaries, Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc.
(the "Mortgage Company"). The Company is a newly formed bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company on February 12, 1997 in a split-off transaction (as defined below) which was accounted for by the purchase method of accounting. Management's discussion and analysis compares the results of operations and financial condition of the consolidated Company with the results of operations and financial condition of the Bank on a stand alone predecessor basis for prior periods. This discussion should be read in conjunction with the Company's Special Financial Report on Form 10-K for the year ended December 31, 1996, which contains the audited financial statements of Cole Taylor Bank on a stand alone predecessor basis for the years ended December 31, 1996 and 1995.

The Split-Off Transactions were a series of transactions pursuant to which, CTFG transferred the common stock of the Bank and the Mortgage Company to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.


RESULTS OF OPERATIONS

Overview

Generally, the financial results of the consolidated Company in comparison to the Bank on a stand alone predecessor basis, present reduced profitability. The primary reasons for the decline in consolidated profitability include: (1) the application of purchase accounting which resulted in the recording of substantial goodwill and the related goodwill amortization expense, (2) the inclusion of approximately $30 million in debt and the related interest expense and (3) the addition of salary and operating expenses of the newly formed Parent Company. Additionally, the 1997 consolidated financial results of the Company on a successor basis, which commenced operations on February 12, 1997, include less than a full quarter of operations.

For the period February 12, 1997 to March 31, 1997, consolidated net income was $2.0 million. Annualized return on average assets and return on average equity were .84 % and 11.26%, respectively. Net income for the Bank on the predecessor basis for the stub period January 1, 1997 to February 12, 1997 was $2.3 million.

Net income for the Bank on the predecessor basis for the quarter ended March 31, 1996 was $4.3 million. Annualized return on average assets and return on average equity for the Bank during the first quarter of 1996 were .98% and 13.03% respectively.

Net Interest Income

Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities and the level of rates earned or paid on those assets and interest-bearing liabilities.

Consolidated net interest income for the period of February 12, 1997 to March 31, 1997 was $9.2 million and the net interest margin (on a tax equivalent
basis) was 4.28%.   Net interest income for the Bank on the predecessor basis
for the first quarter of 1996 was $17.6 million and the net interest margin (on a tax equivalent basis) was

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


4.38%. The lower net interest income reported on the successor basis was due to the consolidated reporting period for 1997 consisting of 43 fewer days of interest earned than the Bank's 1996 predecessor basis period. The decline in the consolidated 1997 net interest margin in comparison to the Bank on a predecessor basis for the first quarter of 1996 was primarily attributable to a change in asset mix as certain earning assets were replaced by a combination of lower earning and nonearning assets. In connection with the split-off transaction, approximately $100 million of certain consumer loans were sold or transferred. Thereafter in 1997, the yield on earning assets declined because loans comprised a lower percentage of the Bank's earning assets. In addition, the composition of the investment securities portfolio changed from the first quarter of 1996 to the first quarter of 1997 as mortgage-backed securities liquidations were reinvested in U.S. Treasury securities. This decline was partially offset by the net write down of the investment portfolio in connection with the application of purchase accounting. The resulting discount is being accreted back into income over the remaining life of the related securities.

The net interest margin was also impacted by the recording of approximately $37.7 million of goodwill, which resulted in the Company's consolidated nonearning assets increasing as a percentage of total assets. Funding costs at the Bank decreased in 1997 as an increase in customer deposits decreased the utilization of wholesale funding. The addition of the Parent Company's term loan and revolving credit facility, however, increased the consolidated Company's cost of long-term borrowings.

The following table sets forth certain information relating to the Company's and the predecessor Bank's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax equivalent basis using a 35% rate in each period presented.

                          TAYLOR CAPITAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


    ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                                SUCCESSOR BASIS - TAYLOR
                                                   CAPITAL GROUP, INC. -              PREDECESSOR BASIS - COLE TAYLOR
                                                CONSOLIDATED FOR THE PERIOD OF             BANK - FOR THE THREE
                                                FEB. 12, 1997 TO MAR. 31. 1997          MONTHS ENDED MAR. 31, 1996
                                               --------------------------------      ---------------------------------
                                                                       YIELD/                                 YIELD/
                                                 AVERAGE                RATE            AVERAGE                RATE
                                                 BALANCE    INTEREST   (%)(3)           BALANCE    INTEREST   (%)(3)
                                               -----------  --------   --------      ------------  --------   --------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
    Taxable                                      $384,968    $3,244      6.41 %         $362,374    $5,711      6.34 %
    Non-taxable (tax equivalent)                   63,205       676      8.13             65,954     1,511      9.21
                                               ----------    ------                   ----------   -------
         Total investment securities              448,173     3,920      6.65            428,328     7,222      6.78
                                               ----------    ------                   ----------   -------
Cash equivalents                                   34,048       244      5.45             12,896       173      5.40
                                               ----------    ------                   ----------   -------
Loans (2):
    Commercial and industrial                     853,648    10,109      9.00            777,462    17,679      9.15
    Real estate mortgages                         201,338     1,938      7.32            228,243     4,182      7.37
    Consumer and other                            147,195     1,708      8.82            226,938     4,668      8.27
    Fees on loans                                               199                                    413
    Less:  Allowance for loan losses              (24,909)                               (24,248)
                                               ----------    ------                   ----------   -------
         Net loans (tax equivalent)             1,177,272    13,954      9.01          1,208,395    26,942      8.97
                                               ----------    ------                   ----------   -------
               Total earning assets             1,659,493    18,118      8.30          1,649,619    34,337      8.37
                                               ----------    ------                   ----------   -------
NONEARNING ASSETS:
    Cash and due from banks                        67,523                                 66,933
    Premises and equipment, net                    19,426                                 17,004
    Accrued interest and other assets              60,692                                 35,496
                                               ----------                             ----------
               Total nonearning assets            147,641                                119,433
                                               ----------                             ----------
TOTAL ASSETS                                   $1,807,134    18,118      7.62         $1,769,052    34,337      7.81
                                               ==========    ------                   ==========   -------
INTEREST-BEARING LIABILITIES:
    Interest-bearing deposits:
         Interest-bearing demand deposits        $319,660     1,463      3.48           $334,039     2,956      3.56
         Savings deposits                         118,041       396      2.55            123,027       781      2.55
         Time deposits                            657,814     4,806      5.56            633,218     8,918      5.66
                                               ----------    ------                   ----------   -------
               Total deposits                   1,095,515     6,665      4.63          1,090,284    12,655      4.67
                                               ----------    ------                   ----------   -------
Short-term borrowings                             179,398     1,221      5.18            184,995     2,517      5.47
Long-term borrowings                               84,293       757      6.83             60,873       924      6.11
                                               ----------    ------                   ----------   -------
         Total interest-bearing liabilities     1,359,206     8,643      4.84          1,336,152    16,096      4.85
                                               ----------    ------                   ----------   -------
NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits                  294,880                                284,660
    Accrued interest and other liabilities         17,423                                 14,587
                                               ----------                             ----------
    Total noninterest-bearing liabilities         312,303                                299,247
                                               ----------                             ----------
STOCKHOLDERS' EQUITY                              135,625                                133,653
                                               ----------                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,807,134     8,643                   $1,769,052    16,096
                                               ==========    ------                   ==========   -------
Net interest income (tax equivalent)                         $9,475                                $18,241
                                                             ======                                =======
Net interest spread                                                      3.46 %                                 3.52 %
Net interest margin                                                      4.28 %                                 4.38 %
-----------------------                                                  ====                                   ====

(1)  Investment securities average balances are based on amortized cost.
(2)  Nonaccrual loans are included in the above stated average balances.
(3)  Yields / rates are annualized.

                          TAYLOR CAPITAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Noninterest Income

Total noninterest income for the consolidated Company for the period of February 12, 1997 to March 31, 1997 was $2.4 million. Total noninterest income for the Bank on the predecessor basis for the three month period ended March 31, 1996 was $3.7 million. The lower noninterest income reported on the successor basis was due to the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period. However, included in the consolidated Company's 1997 other noninterest income is $115,000 of gains on the sale of mortgage loans relating to the Mortgage Company's operations, which are not included in the Bank's predecessor basis 1996 results.

Noninterest Expense

Total noninterest expense for the consolidated Company for the period of February 12, 1997 to March 31, 1997 was $8.2 million. Total noninterest expense for the Bank on the predecessor basis for the three month period ended March 31, 1996 was $13.9 million. The lower noninterest expense is due to the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period.

Salaries and employee benefits represent the largest category of noninterest expense, accounting for 55.9% of total noninterest expense for the consolidated Company's 1997 period. The consolidated Company's 1997 reporting period includes $369,000 of salary expense relating to the Mortgage and Parent Companies.

Noninterest expense other than salaries and benefits expense totaled $3.6 million for the consolidated Company for the shorter 1997 reporting period and $6.3 million for the Bank on the predecessor basis for the first quarter of 1996. The consolidated Company's 1997 reporting period includes $314,000 of goodwill amortization and $208,000 of other noninterest expense relating to the Mortgage and Parent Companies.


FINANCIAL CONDITION

Overview

The consolidated Company's total assets were $1.85 billion at March 31, 1997. The Company's average earning assets for the period February 12, 1997 to March 31, 1997 were $1.68 billion. In connection with the split-off transaction, the Company sold and transferred approximately $100 million in consumer loans secured by automobiles. Approximately $67 million of consumer loans were sold on December 31, 1996 and the proceeds were reinvested in U. S. Treasury loans securities with average maturities of 1 to 2 years. The remaining $32 million of consumer loans was transferred to CTFG on the date of the split-off transactions. In comparison to the first quarter of 1996, the Bank's loan portfolio transactions composition changed as a result of the sale and transfer of the consumer loans, offset by growth in commercial and real estate loans.

Nonearning assets increased as a result of the recognition of approximately $37.7 million in goodwill and the estimated $7.2 million write-up of the Bank's premises, leasehold improvements and equipment using the purchase method of accounting for the split-off transactions.

                          TAYLOR CAPITAL GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Commercial and retail demand and money market deposit declines during the first quarter of 1997 were offset by increases in short term customer certificates of deposit. The growth in total customer deposits allowed for temporary decreases in borrowings from the Federal Home Loan Bank at March 31, 1997.

The consolidated Company's long term borrowings include the Parent company's $25 million term loan and $6 million revolving credit facility, which were funded in connection with the split-off transaction.

Nonperforming Loans and Assets

Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management periodically becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and (if appropriate) a partial or full charge-off.

The following table sets forth the amounts of nonperforming loans and other assets at the end of periods indicated:


                             NONPERFORMING ASSETS

                                                      Successor
                                                    Basis - Taylor
                                                    Capital Group,  Predecessor
                                                        Inc. -      Basis - Cole
                                                     Consolidated  Taylor Bank -
                                                      March 31,    December 31,
                                                        1997           1996
                                                     -------------  -----------
                                                       (dollars in thousands)
Loans contractually past due 90 days or more but
   still accruing                                         $2,310      $2,820
Nonaccrual loans                                          11,261      10,898
                                                         -------     -------
         Total nonperforming loans                        13,571      13,718
Other real estate                                          1,862         865
Other repossessed assets                                      39         254
                                                         -------     -------
         Total nonperforming assets                      $15,472     $14,837
                                                         =======     =======

Nonperforming loans to total loans                          1.12 %      1.12 %
Nonperforming assets to total loans plus repossessed
   property                                                 1.28        1.21
Nonperforming assets to total assets                        0.84        0.82


                          TAYLOR CAPITAL GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Allowance for Loan Losses

An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries.

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amount of recoveries, additions to the allowance charged to operating expense, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:


                    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                         Successor
                                                      Basis - Taylor
                                                      Capital Group,         Predecessor        Predecessor
                                                          Inc. -            Basis - Cole        Basis - Cole
                                                       Consolidated         Taylor Bank.-      Taylor Bank -
                                                     For the Period of    For the Period of    For the Three
                                                     Feb. 12, 1997 to      Jan. 1, 1997 to     Months Ended
                                                       Mar. 31, 1997        Feb. 12, 1997      Mar. 31, 1996
                                                     -----------------    -----------------    -------------
                                                                   (dollars in thousands)

Average total loans                                    $1,202,181           $1,220,001          $1,232,643
                                                       ==========           ==========          ==========
Total loans at end of period                           $1,210,588           $1,226,072          $1,263,756
                                                       ==========           ==========          ==========

ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                          $24,607              $24,184             $23,869
Charge-offs                                                  (755)                (275)               (666)
Recoveries                                                    193                  243                 231
                                                       ----------           ----------          ----------
   Net charge-offs                                           (562)                 (32)               (435)
                                                       ----------           ----------          ----------
Provisions for loan losses                                    484                  420                 999
                                                       ----------           ----------          ----------
Allowance at end of period                                $24,529              $24,572             $24,433
                                                       ==========           ==========          ==========

Net charge-offs to average total loans (annualized)          0.36 %               0.02 %              0.14 %
Allowance to total loans at end of period                    2.03                 2.00                1.93
Allowance to nonperforming loans                           180.75               172.13              164.07



Capital Resources

The Company actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based method of capital measurement, computed ratios are dependent on the amount and composition of assets recorded on the balance sheet as well as the amount and composition of off-balance sheet items, in addition to the level of capital.

                          TAYLOR CAPITAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


The Bank's Tier 1 risk-based capital ratios were 9.51% and 10.23% at March
31, 1997 and December 31, 1996 respectively. The Bank's total risk-based capital ratios were 10.76% and 11.48% at March 31, 1997 and December 31, 1996 respectively. The declines in these ratios were due to the decrease in tangible capital resulting from the dividend of approximately $84.0 million to CTFG in connection with the split-off transactions. The Bank's capital was immediately supplemented with a capital contribution of $58.7 million from the Parent Company on the date of the split-off transactions. As a result of the capital contribution, the Bank remained above the regulatory "well capitalized" guidelines subsequent to the split-off transactions.

The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                         For Capital           Prompt Corrective
                                                               Actual                 Adequacy Purpose          Action Provision
                                                           ---------------            ----------------         ----------------
                                                           Amount    Ratio             Amount   Ratio           Amount    Ratio
                                                           ---------------            ----------------         ----------------
                                                                                      (in thousands)
As of March 31, 1997:
  Total Capital (to Risk Weighted Assets)
    Successor Basis - Taylor Capital
       Group, Inc. - Consolidated                         $114,300   8.77 %    >    $104,265  >8.00%             NA
    Predecessor Basis - Cole Taylor Bank                   139,934  10.76      >     103,995  >8.00       >   $129,994   >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis - Taylor Capital
       Group, Inc. - Consolidated                            97,907  7.51 %    >      52,133  >4.00              NA
    Predessor Basis - Cole Taylor Bank                      123,583  9.51      >      51,998  >4.00       >     77,996    >6.00
  Leverage (1)
    Successor Basis - Taylor Capital
       Group, Inc. - Consolidated                            97,907  5.53%     >      70,763  >4.00       >      NA
    Predecessor Basis - Cole Taylor Bank                     123,583 7.05%     >      70,119  >4.00       >    87,649    >5.00

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets)
    Predecessor Basis - Cole Taylor Bank                  $158,874  11.48%     >    $110,702  >8.00       >   $138,338   >10.00%
  Tier I Capital(to Risk Weighted Assets)
    Predecessor Basis - Cole Taylor Bank                   141,492  10.23      >      55,351  >4.00       >     83,027    >6.00
  Leverage (1)
    Predecessor Basis - Cole Taylor Bank                   141,492   7.63      >      74,158  >4.00       >     92,698    >5.00


-----------------------
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

                          TAYLOR CAPITAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Liquidity and Asset/Liability Management

In connection with the split-off transactions, the Bank sold certain consumer loans and received a capital contribution from the Parent Company.
These transactions, as well as seasonal growth in customer deposits increased the Bank's liquidity in early 1997. Excess cash was invested in investment securities and wholesale borrowings were not all renewed as they matured during
the first quarter of 1997.   The increase in liquidity was temporary in nature
and, in April 1997, the Bank's wholesale borrowings returned to the levels incurred in late 1996.

Safe Harbor Provisions of the Private Securities Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions the readers of this Quarterly Report on Form 10-Q that a number of factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in or implied by any such forward looking statements.
Forward-looking statements are subject to risks and uncertainties that can materially impact actual results. Important factors that could cause actual results to differ are described in the Company's previous filings with the Securities and Exchange Commission including, without limitation the Company's Prospectus dated February 7, 1997.

                           TAYLOR CAPITAL GROUP, INC.
                          PART II - OTHER INFORMATION












ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - See Exhibit Index on page 21.
         (b) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Taylor Capital Group, Inc.
                                        ---------------------------------
                                                  (Registrant)



Date:   May  14 , 1997                    /s/   J. Christopher Alstrin
        ------------                    ---------------------------------
                                              J. Christopher Alstrin*
                                              Chief Financial Officer





* Duly authorized to sign on behalf of the Registrant

                       COLE TAYLOR FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX




Exhibit
 Number  Description of Documents
 ------  ------------------------

  3.1.1  Certificate of Incorporation of Taylor Capital Group, Inc.

 10.8    First Amendment to Loan Agreement between Taylor Capital
         Group, Inc., and LaSalle National Bank, dated February 28, 1997

 11      Statement regarding computation of primary earnings per share

 12 Statement regarding computation of ratio of earnings to fixed charges

 27      Financial Data Schedule