Form 10-Q
period 1997-06-30
TAYLOR CAPITAL GROUP INC
filed 1997-08-13
CIK 1025536

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                        Commission File No.  333-14713


                          TAYLOR CAPITAL GROUP, INC.
               Exact Name of Registrant as Specified in Charter

           DELAWARE                                             36-4108550
--------------------------------                          ---------------------
 State or Other Jurisdiction of                              I.R.S. Employer
 Incorporation or Organization                            Identification Number



                       350 EAST DUNDEE ROAD, SUITE 300
                        WHEELING, ILLINOIS 60090-3199
                    Address of Principal Executive Offices

                                (847) 459-1111
              Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at August 11, 1997
----------------------------                    ------------------------------
Common Stock, $.01 Par Value                                4,500,000

                      COLE TAYLOR FINANCIAL GROUP, INC.

                                    INDEX

PART  I.  FINANCIAL INFORMATION .....................................................   PAGE
-------------------------------                                                         ----
Item 1.   Financial Statements

          Balance Sheets -
            Successor Basis - Taylor Capital Group, Inc. - Consolidated
            June 30, 1997;  Predecessor Basis - Cole Taylor Bank -
            December 31, 1996 .......................................................   3

          Statements of Income -
            Successor Basis - Taylor Capital Group, Inc. - Consolidated For the
            Three Months Ended June 30, 1997;  Predecessor Basis - Cole
            Taylor Bank - For the Three Months Ended June 30, 1996;
            Successor Basis - Taylor Capital Group, Inc. - Consolidated For
            the Period of February 12, 1997 to June 30, 1997;  Predecessor Basis
            - Cole Taylor Bank - For the Six Months Ended June 30, 1996 .............   4

          Statements of Cash Flows -
            Successor Basis - Taylor Capital Group, Inc. - Consolidated For the
            Period of February 12, 1997 to June 30, 1997;  Predecessor Basis
            - Cole Taylor Bank - For the Six Months Ended June 30, 1996 .............   5

          Notes to Financial Statements .............................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................   12

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K ..........................................   22

                          TAYLOR CAPITAL GROUP, INC.
                          BALANCE SHEETS (Unaudited)
                                (in thousands)
                            ---------------------

                                                                              Successor
                                                                            Basis - Taylor
                                                                            Capital Group,              Predecessor
                                                                                 Inc. -                 Basis - Cole
                                                                             Consolidated               Taylor Bank -
                                                                               June 30,                 December 31,
                                                                                 1997                      1996
                                                                            -------------                -----------
                                  ASSETS
Cash and due from banks                                                        $  100,334                 $   67,021
Interest-bearing deposits with banks                                                  106                     14,564
Federal funds sold                                                                    ---                      5,675
Investment securities:
   Available-for-sale, at fair value                                              419,818                    328,817
   Held-to-maturity, at amortized cost (fair value of $80,581 and $77,758 at
      June 30, 1997 and December 31, 1996, respectively)                           79,856                     74,972
Loans held for sale, net, at lower of cost or market                               28,466                     25,153
Loans, net of allowance for loan losses of $24,709, and $24,184, at June 30,
  1997 and December 31, 1996, respectively                                      1,190,076                  1,175,657
Premises, leasehold improvements and equipment, net                                21,571                     15,247
Other real estate and repossessed assets, net                                       1,848                      1,119
Auto loan sale proceeds receivable                                                    ---                     66,570
Goodwill and other intangibles                                                     37,312                      2,478
Other assets                                                                       31,628                     35,232
                                                                               ----------                 ----------
      Total assets                                                             $1,911,015                 $1,812,505
                                                                               ==========                 ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                         $  319,361                   $334,068
   Interest-bearing                                                             1,142,073                  1,072,832
                                                                               ----------                 ----------
      Total deposits                                                            1,461,434                  1,406,900
Short-term borrowings                                                             169,139                    162,182
Accrued interest, taxes and other liabilities                                      18,021                     16,788
Long-term borrowings                                                              126,000                     85,000
                                                                               ----------                 ----------
      Total liabilities                                                         1,774,594                  1,670,870
                                                                               ----------                 ----------
Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
      Series A 9% noncumulative perpetual, 1,530,000 shares issued and
      outstanding, $25 stated value                                                38,250                        ---
   Common stock, $.01 par value; 7,000,000 shares authorized, 4,500,000 shares
      issued and outstanding                                                           45                        ---
   Common stock, $10 par value; 1,500,000 shares authorized, issued and
      outstanding                                                                     ---                     15,000
   Surplus                                                                         96,143                     52,028
   Retained earnings                                                                2,282                     76,586
   Unrealized holding loss on securities available-for-sale, net of
    income taxes                                                                     (299)                    (1,979)
                                                                               ----------                 ----------
      Total stockholders' equity                                                  136,421                    141,635
                                                                               ----------                 ----------
      Total liabilities and stockholders' equity                               $1,911,015                 $1,812,505
                                                                               ==========                 ==========

                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                       STATEMENTS OF INCOME (Unaudited)
                                (in thousands)
                       -------------------------------

                                             Successor                                  Successor
                                           Basis - Taylor                             Basis - Taylor
                                           Capital Group,      Predecessor            Capital Group,          Predecessor
                                               Inc. -          Basis - Cole               Inc. -              Basis - Cole
                                           Consolidated        Taylor Bank -          Consolidated            Taylor Bank -
                                           For the Three       For the Three         For the Period of        For the Six
                                           Months Ended        Months Ended          Feb. 12, 1997 to         Months Ended
                                           Jun. 30, 1997       Jun. 30, 1996          Jun. 30, 1997           Jun. 30, 1996
                                          ---------------      -------------         -----------------        -------------
Interest income:
    Interest and fees on loans               $ 27,018             $ 27,519                  $ 40,924               $ 54,376
    Interest on investment securities:
       Taxable                                  6,673                5,558                     9,917                 11,269
       Tax-exempt                                 734                  961                     1,144                  1,943
    Interest on cash equivalents                  214                  324                       458                    497
                                             --------             --------                ----------             ----------
             Total interest income             34,639               34,362                    52,443                 68,085
                                             --------             --------                ----------             ----------
Interest expense:
    Deposits                                   12,851               13,574                    19,516                 26,229
    Short-term borrowings                       2,397                1,951                     3,618                  4,468
    Long-term borrowings                        1,847                  871                     2,604                  1,795
                                             --------             --------                ----------             ----------
            Total interest expense             17,095               16,396                    25,738                 32,492
                                             --------             --------                ----------             ----------
Net interest income                            17,544               17,966                    26,705                 35,593
Provision for loan losses                         904                1,053                     1,388                  2,052
                                             --------            ---------                ----------             ----------
            Net interest income after
             provision for loan losses         16,640               16,913                    25,317                 33,541
                                             --------             --------                ----------             ----------
Noninterest income:
    Service charges                             2,371                2,167                     3,635                  4,269
    Trust fees                                    864                  913                     1,357                  1,774
    Other noninterest income                    1,331                  883                     1,924                  1,621
                                             --------             --------                ----------             ----------
           Total noninterest income             4,566                3,963                     6,916                  7,664
                                             --------             --------                ----------             ----------
Noninterest expense:
    Salaries and employee benefits              8,970                7,464                    13,542                 15,119
    Occupancy of premises, net                  1,522                1,085                     2,397                  2,350
    Furniture and equipment                       895                  857                     1,371                  1,673
    Computer processing                           603                  521                       876                    999
    Advertising and public relations              412                  500                       519                    917
    Goodwill and other intangible
      amortization                                664                   50                       978                    100
    Other real estate and repossessed
      asset expense                               192                  124                       198                    675
    Other noninterest expense                   3,682                2,687                     5,243                  5,392
                                             --------             --------               -----------             ----------
           Total noninterest expense           16,940               13,288                    25,124                 27,225
                                             --------             --------               -----------             ----------
Income before income taxes                      4,266                7,588                     7,109                 13,980
Income taxes                                    1,853                2,603                     2,688                  4,665
                                             --------             --------               -----------             ----------
           Net income                        $  2,413             $  4,985                  $  4,421               $  9,315
                                             ========             ========               ===========             ==========
Net income applicable to common
stockholders                                 $  1,552                                       $  3,092
                                             ========                                    ===========


                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                     STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)

                                                                           Successor
                                                                         Basis - Taylor
                                                                         Capital Group,                Predecessor
                                                                              Inc. -                   Basis - Cole
                                                                          Consolidated                 Taylor Bank -
                                                                        For the Period of               For the Six
                                                                        Feb. 12, 1997 to               Months Ended
                                                                         Jun. 30, 1997                 Jun. 30, 1996
                                                                       ------------------              -------------
Cash flows from operating activities:
   Net income                                                               $   4,421                    $    9,315
   Provision for loan losses                                                    1,388                         2,052
   Gain on sales of loans originated for sale                                  (1,102)                         (447)
   Loans originated and held for sale                                         (94,933)                     (130,409)
   Proceeds from sales of loans originated for sale                            89,452                       104,586
   Other adjustments to net income, net                                         2,139                            22
   Net changes in other assets and liabilities                                (10,352)                        3,032
                                                                            ---------                    ----------
       Net cash used in operating activities                                   (8,987)                      (11,849)
                                                                            ---------                    ----------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                (106,669)                      (49,811)
   Proceeds from principal payments and maturities of
     available-for-sale securities                                             57,154                        60,327
   Purchases of held-to-maturity securities                                    (7,248)                       (1,077)
   Proceeds from principal payments and maturities of
     held-to-maturity securities                                                2,830                         2,372
   Net increase in loans                                                      (39,969)                      (43,938)
   Net cash of Bank and Mortgage Company acquired in
     Split-Off Transactions                                                    65,311                           ---
   Other, net                                                                    (352)                          203
                                                                            ---------                    ----------
       Net cash used in investing activities                                  (28,943)                      (31,924)
                                                                            ---------                    ----------
Cash flows from financing activities:
   Net increase in deposits                                                   110,628                       122,257
   Net decrease in short-term borrowings                                      (73,490)                      (55,660)
   Repayments of long-term borrowings                                         (10,000)                      (40,000)
   Proceeds from long-term borrowings                                          76,000                        50,000
   Net proceeds from issuance of preferred stock                               36,105                           ---
   Dividends paid                                                                (873)                       (7,900)
                                                                            ---------                    ----------
       Net cash provided by financing activities                              138,370                        68,697
                                                                            ---------                    ----------
Net increase in cash and cash equivalents                                     100,440                        24,924
Cash and cash equivalents, beginning of period                                    ---                        92,547
                                                                            ---------                    ----------
Cash and cash equivalents, end of period                                    $ 100,440                    $  117,471
                                                                            =========                    ==========

                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

   The successor basis Taylor Capital Group, Inc. consolidated financial statements for the period February 12, 1997 to June 30, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company" or the "Company") and its wholly owned subsidiaries, Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). All intercompany balances and transactions have been eliminated in consolidation. Taylor Capital Group, Inc. is a newly formed bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in a split-off transaction (as defined below), which was accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG").

   The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank and the Mortgage Company to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.

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

   The results of operations for the period of February 12, 1997 to June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the predecessor basis Cole Taylor Bank 1996 financial statements to conform to the successor basis Taylor Capital Group, Inc. 1997 presentation.

                          TAYLOR CAPITAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS (Continued)


2. Acquisition of Cole Taylor Bank and CT Mortgage Company, Inc.:
   -------------------------------------------------------------

   The Company acquired the Bank and Mortgage Company in the Split-Off Transactions which were consummated on February 12, 1997. The Bank is a $1.9 billion asset commercial bank. The Mortgage Company began operations in early 1996 and competes in the subprime mortgage market for residential loans on a brokered basis. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of the Bank and Mortgage Company are included in the Company's consolidated financial statements from February 12, 1997, the date of the Split-Off Transactions.

   The Company's cost of the acquired Bank consisted of three components: (1) $17.2 million, which represented the proportionate interest in the Bank's book value based on the split-off stockholder group's proportionate ownership prior to the Split-Off Transactions, (2) $81.1 million, which represented the proportionate fair value of the common stock of CTFG exchanged by the split-off stockholder group, and (3) $2.3 million, which represented estimated direct acquisition costs for accountants, attorneys, financial advisors and other professionals to consummate the transaction. The amount by which the purchase price exceeded the fair value of the net assets acquired approximates $37.8 million and is reflected as goodwill in the financial statements at June 30, 1997. The goodwill is being amortized over 15 years using the straight-line method.

   The Company acquired the Mortgage Company through a cash payment of $1.1 million which exceeded the fair value of the net assets acquired by $416,000. The resulting goodwill is being amortized over 15 years using the straight-line method.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


3. Investment Securities:
   ---------------------

   The amortized cost and estimated fair values of investment securities at June 30, 1997 and December 31, 1996 were as follows:

                                                  Successor Basis - Taylor Capital Group, Inc. -  Consolidated
                                                                            June 30, 1997
                                              -----------------------------------------------------------------------------
                                                                    Gross Unrealized      Gross Unrealized       Estimated
                                              Amortized Cost             Gains                 Losses            Fair Value
                                              --------------        ----------------      ----------------       ----------
                                                                                 (in thousands)
Available-for-Sale:
    U.S. Treasury securities                     $233,539                      $461                 $(380)         $233,620
    U.S. government agency securities              35,969                       ---                   (63)           35,906
    Mortgage-backed securities                    150,752                       563                (1,023)          150,292
                                              -----------                  --------              --------          --------
       Total Available-for-Sale                   420,260                     1,024                (1,466)          419,818
                                              -----------                  --------              --------          --------
Held-to-Maturity:
    State and municipal obligations                61,650                       739                   (15)           62,374
    Other securities                               18,206                         1                   ---            18,207
                                              -----------                  --------              --------          --------
       Total Held-to-Maturity                      79,856                       740                   (15)           80,581
                                              -----------                  --------              --------          --------
            Total                                $500,116                    $1,764               $(1,481)         $500,399
                                              ===========                  ========              ========          ========


                                                                  Predecessor Basis - Cole Taylor Bank
                                                                          December 31, 1996
                                              -----------------------------------------------------------------------------
                                                                    Gross Unrealized      Gross Unrealized       Estimated
                                              Amortized Cost             Gains                Losses             Fair Value
                                              --------------        ----------------      ----------------       ----------
                                                                                (in thousands)
Available-for-Sale:
    U.S. Treasury securities                     $123,824                     $267                  $(353)         $123,738
    U.S. government agency securities              44,855                      256                    (36)           45,075
    Mortgage-backed securities                    163,479                      668                 (4,143)          160,004
                                              -----------                  --------              --------          --------
         Total Available-for-Sale                 332,158                    1,191                 (4,532)          328,817
                                              -----------                  --------              --------          --------
Held-to-Maturity:
    State and municipal obligations                62,948                    2,798                    (16)           65,730
    Other securities                               12,024                        4                    ---            12,028
                                              -----------                  --------              --------          --------
         Total Held-to-Maturity                    74,972                    2,802                    (16)           77,758
                                              -----------                  --------              --------          --------
               Total                             $407,130                   $3,993                $(4,548)         $406,575
                                              ===========                  =======               ========          ========

                          TAYLOR CAPITAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.   Loans:

     Loans classified by type at June 30, 1997 and December 31, 1996 were as follows:

                                                     Successor
                                                   Basis - Taylor
                                                   Capital Group,                    Predecessor
                                                        Inc. -                       Basis - Cole
                                                    Consolidated                     Taylor Bank -
                                                      June 30,                       December 31,
                                                        1997                            1996
                                                   ----------------                ---------------
                                                                    (in thousands)
        Commercial and industrial                        $  677,967                     $  655,919
        Real estate-construction                            200,234                        192,759
        Real estate-mortgage                                187,764                        176,819
        Consumer                                            147,525                        171,270
        Other loans                                           2,401                          4,622
                                                         ----------                     ----------
            Gross loans                                   1,215,891                      1,201,389
        Less:  Unearned discount                             (1,106)                        (1,548)
                                                         ----------                     ----------
            Total loans                                   1,214,785                      1,199,841
        Less:  Allowance for loan losses                    (24,709)                       (24,184)
                                                         ----------                     ----------

            Loans, net                                   $1,190,076                     $1,175,657
                                                         ==========                     ==========

5.   Interest-Bearing Deposits:

     Interest-bearing deposits at June 30, 1997 and December 31, 1996 were as follows:

                                                       Successor
                                                     Basis - Taylor
                                                     Capital Group,                   Predecessor
                                                         Inc. -                      Basis - Cole
                                                      Consolidated                   Taylor Bank -
                                                        June 30,                     December 31,
                                                        1997                          1996
                                                   ----------------                ---------------
                                                                    (in thousands)
       NOW accounts                                      $   80,442                     $   77,693
       Savings accounts                                     117,739                        118,056
       Money market deposits                                227,918                        244,302
       Certificates of deposit                              425,008                        408,681
       Public time deposits                                 159,875                        143,415
       Brokered certificates of deposit                     131,091                         80,685
                                                         ----------                     ----------
           Total                                         $1,142,073                     $1,072,832
                                                         ==========                     ==========


                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


6. Long-Term Borrowings:

   Long-term borrowings consisted of the following at June 30, 1997 and December 31, 1996:

                                                                                Successor
                                                                             Basis - Taylor
                                                                             Capital Group,         Predecessor
                                                                                 Inc. -             Basis - Cole
                                                                             Consolidated           Taylor Bank -
                                                                               June 30,             December 31,
                                                                                 1997                   1996
                                                                             ------------           -------------
                                                                                       (in thousands)
COLE TAYLOR BANK:
----------------
Federal Home Loan Bank (FHLB) - various advances ranging from $10 million to $25 million due at various dates through May 8, 1998, collateralized by qualified first mortgage residential loans and
FHLB stock; weighted average interest rates at June 30, 1997
and December 31, 1996 were 6.00% and 5.91%, respectively.                        $ 95,000                $ 85,000

TAYLOR CAPITAL GROUP, INC.:
--------------------------
Unsecured $25 million term loan bearing interest at prime rate or
LIBOR plus 1.25%, annual principal reductions of $1 million
commencing 1999 and a balloon payment of $22 million on February
12, 2002; interest rate at June 30, 1997 was 7.06%.                                25,000                     ---

Unsecured $7 million revolving credit facility bearing interest at prime rate or LIBOR plus 1.25%, maturing February 12, 1998;
interest rate at June 30, 1997 was 8.5%.                                            6,000                     ---
                                                                                 --------                 -------
   Total                                                                         $126,000                 $85,000
                                                                                 ========                 =======

On February 12, 1997, the Parent Company executed a loan agreement with LaSalle National Bank ("LaSalle") for a $25 million term loan and a $5 million revolving credit facility. On February 27, 1997 the loan agreement was amended, increasing the revolving credit facility amount from $5 million to $7 million. The loan agreement includes certain defined financial covenants relating to the Bank with respect to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. In addition, the Bank's common stock is held in safekeeping at LaSalle and, in the event of default under the loan agreement, the Company must pledge the Bank's stock to LaSalle. As of June 30, 1997, the Company was in compliance with the provisions of the loan agreement.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)



7. Financial Instruments with Off-Balance Sheet Risk:

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

   At June 30, 1997, the contractual or notional amounts are as follows:


                                                                                                  Amount
                                                                                               ------------
                                                                                              (in thousands)
     Financial instruments wherein contract amounts represent credit risk:
         Commitments to extend credit                                                             $350,444
         Standby letters of credit                                                                  55,969
     Financial instruments wherein notional amounts exceed the amount of credit risk:
         Interest rate exchange agreements (swaps)                                                 $25,000
         Forward commitments to sell loans                                                          17,000

8. Subsequent Event:

   On August 5, 1997 the Mortgage Company entered into an agreement to sell its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the obligations for the facilities' leases and hired all of the related Mortgage Company employees. Management estimates that the proceeds from the sale, after all related disposition expenses, approximates the Mortgage Company's carrying value for the assets, including the impact of this transaction to the goodwill recorded at the acquisition of the Mortgage Company on February 12, 1997.

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

The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank and the Mortgage Company to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.


RESULTS OF OPERATIONS

Overview

Generally, the financial results of the consolidated Company in comparison to the Bank on a stand alone predecessor basis, present reduced profitability. The primary reasons for the decline in consolidated profitability include: (1) the application of purchase accounting which resulted in the recording of substantial goodwill and the related goodwill amortization expense, (2) the inclusion of approximately $31 million in debt and the related interest expense and (3) the addition of salary and operating expenses of the newly formed Parent Company. Additionally, the 1997 consolidated financial results of the Company on a successor basis, which commenced operations on February 12, 1997, include less than a full six months of operations.

For the second quarter of 1997, consolidated net income was $2.4 million. Annualized return on average assets and return on average equity were .52% and 7.23%, respectively. For the period of February 12, 1997 to June 30, 1997, consolidated net income was $4.4 million. For this period, annualized return on average assets and return on average equity were .63% and 8.58%, respectively. Net income for the Bank on the predecessor basis for the stub period January 1, 1997 to February 11, 1997 was $2.3 million.

Net income for the Bank on the predecessor basis for the quarter ended
June 30, 1996 was $5.0 million. Annualized return on average assets and return on average equity for the Bank during the second quarter of 1996 were 1.11% and 15.36%, respectively. Net income for the Bank on the predecessor basis for the first six months ended June 30, 1996 was $9.3 million. For this period, annualized return on average assets and return on average equity were 1.05% and 14.18%, respectively.

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

Consolidated net interest income (with an adjustment for tax-exempt income) for the second quarter of 1997 was $18.1 million. For the period of February 12, 1997 to June 30, 1997 consolidated net interest income (with an adjustment for tax-exempt income) was $27.6 million. Net interest income (with an adjustment for tax-exempt income) for the Bank on the predecessor basis for the second quarter of 1996 and for the first six months of 1996 was $18.6 million and $36.8 million, respectively. The lower net interest income for the first half of the year reported on the successor basis was due to the consolidated reporting period for 1997 consisting of 43 fewer days of interest earned than the Bank's 1996 predecessor basis period.

Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, was 4.24% for the second quarter of 1997 for the consolidated Company. Consolidated net interest margin for the period of February 12, 1997 to June 30, 1997 was 4.26%. Net interest margin for the Bank on the predecessor basis for the second quarter of 1996 and for the first six months of 1996 was 4.37% and 4.38%, respectively. The net interest margin on a consolidated successor basis was lower than that of the predecessor Bank on a stand alone basis because of the addition of the Parent Company's term loan and revolving credit facility, which increased the consolidated Company's cost of long-term borrowings, and the recording of approximately $37.8 million of goodwill, which resulted in the Company's consolidated nonearning assets increasing as a percentage of total assets.

Net interest margin at the Bank was essentially flat with the prior year's period. An increase in yield resulting from the net write-down of investment securities related to the Split-Off Transactions, along with a decline in total funding costs, were offset by an overall reduction in earning asset yield brought about by a change in asset mix.

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

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

   ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELDS / RATES

                                            SUCCESSOR BASIS -  TAYLOR CAPITAL GROUP,     PREDECESSOR BASIS - COLE TAYLOR
                                               INC. - CONSOLIDATED FOR THE THREE              BANK - FOR THE THREE
                                                  MONTHS ENDED JUN. 30, 1997                MONTHS ENDED JUN. 30, 1996
                                            ---------------------------------------      -------------------------------
                                                                             Yield/                               Yield/
                                              Average                          Rate        Average                   Rate
                                              Balance         Interest        (%)(3)       Balance     Interest    (%)(3)
                                            -----------     -----------     --------     ----------   ----------  -------
INTEREST-EARNING ASSETS:                                                                  (dollars in thousands)
Investment securities (1):
  Taxable                                    $419,219           $6,673          6.38%     $353,316       $5,557      6.33%
  Non-taxable (tax equivalent)                 62,139            1,214          7.84        64,890        1,478      9.16
                                           ----------      -----------                   ---------   ----------
    Total investment securities               481,358            7,887          6.57       418,206        7,035      6.77
                                           ----------      -----------                   ---------   ----------

Interest-bearing cash equivalents              15,412              214          5.57        24,849          324      5.24
                                           ----------      -----------                   ---------   ----------
Loans (2):
  Commercial and industrial                   860,421           19,655          9.16       804,078       18,098      9.05
  Real estate mortgages                       208,636            3,759          7.23       227,157        4,210      7.45
  Consumer and other                          148,238            3,284          8.89       233,498        4,857      8.37
  Fees on loans                                                    412                                      440
  Less:  Allowance for loan losses            (24,737)                                     (24,900)
                                           ----------      -----------                   ---------
    Net loans (tax equivalent)              1,192,558           27,110          9.12     1,239,833       27,605      8.95
                                           ----------      -----------                   ---------   ----------
      Total earning assets                  1,689,328           35,211          8.36     1,682,888       34,964      8.36
                                           ----------      -----------                   ---------   ----------
NONEARNING ASSETS:
  Cash and due from banks                      73,058                                       67,729
  Premises and equipment, net                  22,253                                       17,180
  Accrued interest and other assets            67,062                                       30,435
                                           ----------                                   ----------
    Total nonearning assets                   162,373                                      115,344
                                           ----------                                   ----------
TOTAL ASSETS                               $1,851,701           35,211          7.63    $1,798,232       34,964      7.82
                                           ==========      -----------                  ==========   ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand deposits         $313,565            2,733          3.50      $342,247        3,034      3.57
    Savings deposits                          118,600              757          2.56       123,031          784      2.56
    Time deposits                             675,447            9,361          5.56       706,215        9,756      5.56
                                            ---------      -----------                   ---------   ----------
      Total deposits                        1,107,612           12,851          4.65     1,171,493       13,574      4.66
                                            ---------      -----------                   ---------   ----------
  Short-term borrowings                       184,343            2,397          5.22       143,327        1,950      5.47
  Long-term borrowings                        114,244            1,847          6.48        60,330          871      5.81
                                            ---------      -----------                   ---------   ----------
      Total interest-bearing liabilities    1,406,199           17,095          4.88     1,375,150       16,395      4.80
                                            ---------      -----------                   ---------   ----------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                294,201                                      277,303
  Accrued interest and other liabilities       17,390                                       15,234
                                            ---------                                     --------
  Total noninterest-bearing liabilities       311,591                                      292,537
                                            ---------                                     --------
STOCKHOLDERS' EQUITY                          133,911                                      130,545
                                            ---------                                     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $1,851,701           17,095                  $1,798,232       16,395
                                           ==========      -----------                  ==========   ----------
Net interest income (tax equivalent)                           $18,116                                  $18,569
                                                           ===========                               ==========
Net interest spread                                                             3.48%                                3.56%
Net interest margin                                                             4.24%                                4.37%
                                                                            ========                              =======


                                            SUCCESSOR BASIS -  TAYLOR CAPITAL GROUP,     PREDECESSOR BASIS - COLE TAYLOR
                                             INC. - CONSOLIDATED FOR THE PERIOD OF       BANK - FOR THE SIX MONTHS ENDED
                                                 FEB. 12, 1997 TO JUN. 30, 1997                  JUN. 30, 1996
                                            ---------------------------------------      -------------------------------
                                                                             Yield/                               Yield/
                                              Average                          Rate        Average                   Rate
                                              Balance         Interest        (%)(3)       Balance     Interest    (%)(3)
                                            -----------     -----------     --------     ----------   ----------  -------
INTEREST-EARNING ASSETS:                                                                  (dollars in thousands)
Investment securities (1):
  Taxable                                    $405,519           $9,917          6.42%     $357,845      $11,269      6.33%
  Non-taxable (tax equivalent)                 62,566            1,890          7.93        65,422        2,989      9.19
                                           ----------      -----------                   ---------   ----------
    Total investment securities               468,085           11,807          6.62       423,267       14,258      6.77
                                           ----------      -----------                   ---------   ----------
Interest-bearing cash equivalents              22,867              458          5.26        18,872          497      5.30
                                           ----------      -----------                   ---------   ----------
Loans (2):
  Commercial and industrial                   857,712           29,764          9.11       790,770       35,777      9.10
  Real estate mortgages                       205,717            5,697          7.27       227,700        8,392      7.41
  Consumer and other                          147,821            4,992          8.87       230,218        9,525      8.32
  Fees on loans                                                    611                                      853
  Less:  Allowance for loan losses            (24,806)                                     (24,574)
                                           ----------      -----------                   ---------   ----------
    Net loans (tax equivalent)              1,186,444           41,064          9.09     1,224,114       54,547      8.96
                                           ----------      -----------                   ---------   ----------
      Total earning assets                  1,677,396           53,329          8.35     1,666,253       69,302      8.36
                                           ----------      -----------                   ---------   ----------
NONEARNING ASSETS:
  Cash and due from banks                      70,844                                       67,331
  Premises and equipment, net                  21,122                                       17,093
  Accrued interest and other assets            64,145                                       32,530
                                           ----------                                   ----------
    Total nonearning assets                   156,111                                      116,954
                                           ----------                                   ----------
TOTAL ASSETS                               $1,833,507           53,329          7.64    $1,783,207       69,302      7.82
                                           ==========      -----------                  ==========   ----------
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand deposits         $316,003            4,196          3.49      $338,143        5,991      3.56
    Savings deposits                          118,376            1,153          2.56       123,029        1,564      2.56
    Time deposits                             668,394           14,167          5.57       669,716       18,674      5.61
                                            ---------      -----------                   ---------   ----------
      Total deposits                        1,102,773           19,516          4.65     1,130,888       26,229      4.66
                                            ---------      -----------                   ---------   ----------
  Short-term borrowings                       182,365            3,618          5.21       164,161        4,468      5.47
  Long-term borrowings                        101,910            2,604          6.71        60,165        1,795      6.00
                                            ---------      -----------                   ---------   ----------
      Total interest-bearing liabilities    1,387,048           25,738          4.87     1,355,214       32,492      4.82
                                            ---------      -----------                   ---------   ----------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                294,473                                      280,982
  Accrued interest and other liabilities       16,651                                       14,912
                                            ---------                                   ----------
  Total noninterest-bearing liabilities       311,124                                      295,894
                                            ---------                                   ----------
STOCKHOLDERS' EQUITY                          135,335                                      132,099
                                            ---------                                   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $1,833,507           25,738                  $1,783,207       32,492
                                           ==========      -----------                  ==========   ----------
Net interest income (tax equivalent)                           $27,591                                  $36,810
                                                           ===========                               ==========
Net interest spread                                                             3.48%                                3.54%
Net interest margin                                                             4.26%                                4.38%
                                                                             =======                              =======

___________________________________________
(1)  Investment securities average balances are based on amortized cost.
(2)  Nonaccrual loans are included in the above stated average balances.
(3)  Yields / rates are annualized.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table shows the noninterest income for the periods indicated:

                                     Successor                                            Successor
                                   Basis - Taylor                                       Basis - Taylor
                                   Capital Group,              Predecessor               Capital Group,            Predecessor
                                        Inc. -                 Basis - Cole                  Inc. -                Basis - Cole
                                    Consolidated               Taylor Bank -              Consolidated             Taylor Bank -
                                    For the Three              For the Three           For the Period of           For the Six
                                     Months Ended              Months Ended            Feb. 12, 1997 to            Months Ended
                                    Jun. 30, 1997              Jun. 30, 1996             Jun. 30, 1997             Jun. 30, 1996
                                 --------------------          -------------          --------------------         -------------
Deposit service charges                $2,148                  $1,988                        $3,308                 $3,932
Retail and merchant credit card
  service charges                         223                     178                           327                    337
Trust fees                                864                     913                         1,357                  1,774
Mortgage banking income                   910                     558                         1,191                    896
ATM fees                                  176                      64                           272                    126
Other noninterest income                  245                     262                           461                    599
                                       ------                  ------                        ------                 ------
      Total noninterest income         $4,566                  $3,963                        $6,916                 $7,664
                                       ======                  ======                        ======                 ======

Total noninterest income for the consolidated Company was $4.6 million for the second quarter of 1997 and $6.9 million for the period of February 12, 1997 to June 30, 1997. Total noninterest income for the Bank on the predecessor basis for the second quarter of 1996 was $4.0 million, and for the first six months
of 1996 was $7.7 million.   The lower noninterest income reported on the
successor basis for the period of February 12, 1997 to June 30, 1997 was due to the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period.

Included in the consolidated Company's mortgage banking income are gains on the sale of mortgage loans relating to the Mortgage Company's operations. These gains were $336,000 for the three months ended June 30, 1997, and $451,000 for the period of February 12, 1997 to June 30, 1997. No Mortgage Company gains are included in the Bank's predecessor basis 1996 results. The Florida-based operations generated the majority of the Mortgage Company's loan origination volume and resultant profits. Therefore the sale of the Florida-based operations is expected to significantly reduce the Mortgage Company's income for the remainder of 1997.

Noninterest Expense

Total noninterest expense for the consolidated Company was $16.9 million for the second quarter of 1997 and $25.1 million for the period of February 12, 1997 to June 30, 1997. Total noninterest expense for the Bank on the predecessor basis for the second quarter of 1996 was $13.3 million, and for the first six months of 1996 was $27.2 million. The lower noninterest expense on the successor basis for the period of February 12, 1997 to June 30, 1997 was due to the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period.

                          TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

Salaries and employee benefits represent the largest category of noninterest expense, accounting for 53.0% and 53.9% of total noninterest expense for the consolidated Company's three months ended June 30, 1997, and for the period of February 12, 1997 to June 30, 1997, respectively. Included in the consolidated Company's salaries and employee benefits for the three months ended June 30, 1997 is $1.0 million of expense relating to the Mortgage and Parent Companies. For the period of February 12, 1997 to June 30, 1997, the salaries and employee benefits expense relating to the Mortgage and Parent Companies totaled $1.4 million. Total average headcount at the Bank for 1997 was 630 as compared to 650 for 1996. The implementation of a new long-term incentive compensation plan in 1997 increased total salary and benefits expense.

Noninterest expense other than salaries and benefits expense totaled
$8.0 million for the consolidated Company for the second quarter of 1997 and $11.6 million for the period of February 12, 1997 to June 30, 1997. Noninterest expense other than salaries and benefits expense for the Bank on the predecessor basis for the second quarter of 1996 and the first six months of 1996 totaled $5.8 million and $12.1 million, respectively. The consolidated Company's reporting period for the three months ended June 30, 1997 and for the period of February 12, 1997 to June 30, 1997 includes $664,000 and $978,000, respectively, of goodwill amortization and $590,000 and $799,000, respectively, of other noninterest expense relating to the Mortgage and Parent Companies. Occupancy expenses increased approximately $320,000 as a result of the increased amortization of purchase accounting adjustments from the write-up of the premises, leasehold improvements and equipment to their fair value in connection with the Split-Off Transactions. In addition, 1997 occupancy costs include land rent for the new branch facility opening in the fall of 1997.

Income Taxes

The effective income tax rate for the consolidated Company for the period of February 12, 1997 to June 30, 1997 was 37.8%. The effective income tax rate for the Bank on the predecessor basis for the first six months of 1996 was 33.4%. The Bank's lower effective income tax rate for 1996 was due to the utilization for book purposes of state net operating loss carryforwards.


FINANCIAL CONDITION

Overview

The consolidated Company's total assets were $1.91 billion at June 30, 1997. The Company's average earning assets for the second quarter of 1997 were $1.71 billion. For the period of February 12, 1997 to June 30, 1997 the Company's average earning assets were $1.70 billion. In connection with the Split-Off Transactions, the Company sold or transferred approximately $100 million in consumer loans secured by automobiles. Approximately $67 million of consumer loans were sold on December 31, 1996. The remaining $32 million of consumer loans were transferred to CTFG on the date of the consummation of the Split-Off Transactions. In comparison to the second quarter of 1996 and the first six months of 1996, the Bank's loan portfolio composition changed as a result of the sale and transfer of the consumer loans, offset by growth in commercial loans.

                          TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Nonearning assets increased as a result of the recognition of approximately $37.8 million in goodwill and the estimated $7.2 million write-up of the Bank's premises, leasehold improvements and equipment using the purchase method of accounting for the Split-Off Transactions.

The consolidated Company's long-term borrowings include the Parent Company's $25 million term loan and $6 million outstanding under the revolving credit facility, which were funded in connection with the Split-Off Transactions.


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

The following table sets forth the amounts of nonperforming loans and other assets at the end of periods indicated:

                           NONPERFORMING ASSETS
                                                       Successor Basis - Taylor     Predecessor
                                                         Capital Group, Inc. -      Basis - Cole
                                                            Consolidated             Taylor Bank
                                                       ------------------------     ------------
                                                       June 30,       March 31,     December 31,
                                                        1997            1997            1996
                                                       --------       ---------     ------------
                                                                 (dollars in thousands)
Loans contractually past due 90 days or more but
   still accruing                                     $ 2,323         $ 2,310            $ 2,820
Nonaccrual loans                                       10,969          11,261             10,898
                                                      -------         -------            -------
       Total nonperforming loans                       13,292          13,571             13,718
Other real estate                                       1,800           1,862                865
Other repossessed assets                                   48              39                254
                                                      -------         -------            -------
       Total nonperforming assets                     $15,140         $15,472            $14,837
                                                      =======         =======            =======
Nonperforming loans to total loans                       1.07%           1.12%              1.12%
Nonperforming assets to total loans plus
 repossessed property                                    1.22            1.28               1.21
Nonperforming assets to total assets                     0.79            0.84               0.82

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

                              ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Successor                                        Successor
                                          Basis - Taylor                                   Basis - Taylor
                                          Capital Group,           Predecessor             Capital Group,             Predecessor
                                              Inc. -                Basis - Cole                Inc. -                Basis - Cole
                                           Consolidated             Taylor Bank -           Consolidated              Taylor Bank -
                                           For the Three            For the Three          For the Period of          For the Six
                                           Months Ended             Months Ended           Feb. 12, 1997 to           Months Ended
                                          Jun. 30, 1997             Jun. 30, 1996          Jun. 30, 1997              Jun. 30, 1996
                                          --------------            -------------          ------------------         -------------
                                                                            (dollars in thousands)

Average total loans                           $1,217,295               $1,264,733                  $1,211,250            $1,248,688
                                          ==============            =============          ==================         =============
Total loans at end of period                                                                       $1,243,251            $1,280,383
                                                                                           ==================         =============
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                 $24,529                  $24,433                     $24,607               $23,869
Charge-offs                                         (954)                  (1,148)                     (1,709)               (1,814)
Recoveries                                           230                      137                         423                   368
                                          --------------            -------------          ------------------         -------------
   Net charge-offs                                  (724)                  (1,011)                     (1,286)               (1,446)
                                          --------------            -------------          ------------------         -------------
Provisions for loan losses                           904                    1,053                       1,388                 2,052
                                          --------------            -------------          ------------------         -------------
Allowance at end of period                       $24,709                  $24,475                     $24,709               $24,475
                                          ==============            =============          ==================         =============

Net charge-offs to average total loans
   (annualized)                                     0.24%                    0.32%                       0.28%                 0.23%
Allowance to total loans at end of period                                                                1.99                  1.91
Allowance to nonperforming loans                                                                       185.89                155.57

                          TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Deposits and Borrowed Funds

The Company's core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certain certificates of deposit and certain public funds and core customer repurchase agreements, which are reported as short term borrowings. Certificates of deposit distributed through the National CD Network, brokered certificates of deposit and FHLB advances are also used by the Company to support its asset base.

On an average basis core deposits increased modestly during the first six months of 1997. The decline in demand deposits between December 1996 and June 1997 reflects the recurring seasonal increase in demand accounts at each year end. The mix of core deposits changed reflecting the Bank's marketing focus during the period. Increases in brokered certificates of deposit and FHLB advances were utilized to fund growth in the Company's asset base during 1997 as asset growth outpaced core deposit growth. The balance of certificates of deposit obtained through the National CD Network was $39.7 million and $46.9 at June 30, 1997 and December 31, 1996, respectively.

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

The Bank's Tier 1 risk-based capital ratios were 9.57% and 10.23% at June 30, 1997 and December 31, 1996, respectively. The Bank's total risk-based capital ratios were 10.82% and 11.48% at June 30, 1997 and December 31, 1996, respectively. The declines in these ratios were due to the decrease in tangible capital resulting from the dividend of approximately $84.0 million to CTFG in connection with the Split-Off Transactions. The Bank's capital was immediately supplemented with a capital contribution of $58.7 million from the Parent Company on the date of the consummation of the Split-Off Transactions. As a result of the capital contribution, the Bank remained above the regulatory "well capitalized" guidelines subsequent to the Split-Off Transactions.

For the period of February 12, 1997 to June 30, 1997 the Parent Company declared $1.3 million and $810,000 in preferred stock and common stock dividends, respectively.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                For Capital                       Prompt Corrective
                                                 Actual                       Adequacy Purpose                    Action Provision
                                           -----------------                ---------------------              --------------------
                                           Amount      Ratio                Amount          Ratio              Amount         Ratio
                                           -----------------                ---------------------              --------------------
                                                                               (in thousands)
As of June 30, 1997:
  Total Capital (to Risk Weighted Assets)
    Successor Basis - Taylor Capital
      Group, Inc. - Consolidated           $115,682     8.81%              >$105,006       >8.00%                NA
    Cole Taylor Bank                        142,231    10.82               > 105,113       >8.00              >$131,392      >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis - Taylor Capital
      Group, Inc. - Consolidated             99,172     7.56%              >  52,503       >4.00                 NA
    Cole Taylor Bank                        125,705     9.57               >  52,557       >4.00              >  78,835      > 6.00
  Leverage (1)
    Successor Basis - Taylor Capital
      Group, Inc. - Consolidated             99,172     5.47%              >  72,566       >4.00                 NA
    Cole Taylor Bank                        125,705     6.94               >  72,404       >4.00              >  90,505      > 5.00

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets)
    Predecessor Basis - Cole Taylor Bank   $158,874    11.48%              >$110,702       >8.00%             >$138,338      >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Predecessor Basis - Cole Taylor Bank    141,492    10.23               >  55,351       >4.00              >  83,027      > 6.00
  Leverage (1)
    Predecessor Basis - Cole Taylor Bank    141,492     7.63               >  74,158       >4.00              >  92,698      > 5.00

__________________________________
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.


Liquidity and Asset/Liability Management

In connection with the Split-Off Transactions, the Bank's liquidity temporarily increased as the Bank sold certain loans and received a capital contribution from the Parent Company. During 1997, this cash was redeployed into investment securities and loans and asset growth exceeded core deposit growth. In addition, the mix of core deposit growth changed to consist of shorter term deposits and certain deposits which require collateralization. As a result, the Company's liquidity at June 30, 1997 tightened as compared to February 12, 1997 and additional wholesale funding was obtained to support the Company's continued growth. The Company's liquidity at June 30, 1997 remains within target levels maintained in prior years as the Company continues to utilize prudent levels of wholesale borrowings to support its growth and profitability.

                          TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Safe Harbor Provisions of the Private Securities Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1996. When used in this document and the documents incorporated by reference, the word "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; competition from its principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from the Split-Off Transactions. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated February 7, 1997.

                          TAYLOR CAPITAL GROUP, INC.
                         PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        (a) The Annual Meeting of the Stockholders of the Company was held on June 24, 1997.
        (b) The Common Stockholders voted to elect nine directors to the Company's Board of Directors, with the following vote:
                                                                    Authority
                          Directors                For              Withheld
                          ---------                ---              ---------
                    Jeffrey W. Taylor           3,528,506               0
                    Bruce W. Taylor             3,528,506               0
                    Sidney J Taylor             3,528,506               0
                    Richard W. Tinberg          3,528,506               0
                    Melvin E. Pearl             3,528,506               0
                    John Christopher Alstrin    3,528,506               0
                    Ronald D. Emanuel           3,528,506               0
                    Edward McGowan              3,528,506               0
                    Mark L. Yeager              3,528,506               0

        (c) The Preferred Stockholders voted to elect one director to the Company's Board of Directors, with the following vote:
                                                                    Authority
                          Director                 For              Withheld
                          --------                 ---              ---------
                    Adelyn Dougherty            1,449,005             6,910

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - See Exhibit Index on page 24.
        (b) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Taylor Capital Group, Inc.
                                         --------------------------------
                                                   (Registrant)



Date: August 11, 1997                       /s/  J. Christopher Alstrin
      ---------------                       -----------------------------
                                                 J. Christopher Alstrin*
                                                 Chief Financial Officer





* Duly authorized to sign on behalf of the Registrant

                          TAYLOR CAPITAL GROUP, INC.

                                EXHIBIT INDEX


 Exhibit
 Number   Description of Documents
 -------  ------------------------
 11       Statement regarding computation of primary earnings per share

 12       Statement regarding computation of ratio of earnings to fixed charges

 27       Financial Data Schedule