Form 10-Q
period 1997-09-30
TAYLOR CAPITAL GROUP INC
filed 1997-11-13
CIK 1025536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                          Commission File No. 333-14713


                           TAYLOR CAPITAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter


              Delaware                               36-4108550
              --------                               ----------
   State or Other Jurisdiction of                   I.R.S. Employer
  Incorporation or Organization                   Identification Number


                         350 East Dundee Road, Suite 300
                          Wheeling, Illinois 60090-3199
                     Address of Principal Executive Offices

                                 (847) 808-6369
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X       No
                                        ----         ----

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at November 1 , 1997
-----------------------------               ---------------------------------
Common Stock, $.01 Par Value                         4,640,453

                          TAYLOR CAPITAL GROUP, INC.

                                     INDEX

Part  I.  FINANCIAL INFORMATION..........................................................................  PAGE
                                                                                                           ----

     Item 1.    Financial Statements

                Balance Sheets -
                    Successor Basis - Taylor Capital Group, Inc. - Consolidated
                    September 30, 1997;  Predecessor Basis - Cole Taylor Bank -
                    December 31, 1996....................................................................     3

                Statements of Income -
                    Successor Basis - Taylor Capital Group, Inc. - Consolidated For the
                    Three Months Ended September 30, 1997;  Predecessor Basis - Cole
                    Taylor Bank - For the Three Months Ended September 30, 1996;
                    Successor Basis - Taylor Capital Group, Inc. - Consolidated For
                    the Period of February 12, 1997 to September 30, 1997;  Predecessor
                    Basis - Cole Taylor Bank - For the Nine Months Ended
                    September 30, 1996...................................................................     4

                Statements of Cash Flows -
                    Successor Basis - Taylor Capital Group, Inc. - Consolidated For the
                    Period of February 12, 1997 to September 30, 1997;  Predecessor Basis
                    - Cole Taylor Bank - For the Nine Months Ended September 30, 1996....................     5

                Notes to Financial Statements............................................................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................    12

Part II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................................................    25

     Item 6.    Exhibits and Reports on Form 8-K.........................................................    25


                          TAYLOR CAPITAL GROUP, INC.
                          BALANCE SHEETS (Unaudited)
                                (in thousands)

                                                                                        Successor
                                                                                      Basis - Taylor
                                                                                      Capital Group,        Predecessor
                                                                                          Inc. -            Basis - Cole
                                                                                       Consolidated        Taylor Bank -
                                                                                       September 30,        December 31,
                                                                                           1997                 1996
                                                                                       --------------      --------------
                                      ASSETS
Cash and due from banks                                                                  $     94,826          $   67,021
Interest-bearing deposits with banks                                                              136              14,564
Federal funds sold                                                                             20,000               5,675
Investment securities:
         Available-for-sale, at fair value                                                    407,181             328,817
         Held-to-maturity, at amortized cost (fair value of $82,302 and $77,758 at
                  September 30, 1997 and December 31, 1996, respectively)                      81,267              74,972
Loans held for sale, net, at lower of cost or market                                           26,451              25,153
Loans, net of allowance for loan losses of $25,202 and $24,184 at September 30,
         1997 and December 31, 1996, respectively                                           1,160,378           1,175,657
Premises, leasehold improvements and equipment, net                                            20,986              15,247
Other real estate and repossessed assets, net                                                   1,636               1,119
Auto loan sale proceeds receivable                                                                                 66,570
Goodwill and other intangibles                                                                 36,272               2,478
Other assets                                                                                   34,789              35,232
                                                                                           ----------          ----------

                  Total assets                                                             $1,883,922          $1,812,505
                                                                                           ==========          ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Noninterest-bearing                                                               $  327,801          $  334,068
         Interest-bearing                                                                   1,088,454           1,072,832
                                                                                           ----------          ----------
                  Total deposits                                                            1,416,255           1,406,900
Short-term borrowings                                                                         186,233             162,182
Accrued interest, taxes and other liabilities                                                  19,424              16,788
Long-term borrowings                                                                          122,000              85,000
                                                                                           ----------          ----------
                  Total liabilities                                                         1,743,912           1,670,870
                                                                                           ----------          ----------
Stockholders' equity:
         Preferred stock, $.01 par value, 3,000,000 shares authorized,
                  Series A 9% noncumulative perpetual, 1,530,000 shares
                  issued and outstanding, $25 stated value                                     38,250                  --
         Common  stock,  $.01 par value;  7,000,000  shares  authorized,  4,640,453
                  shares issued and outstanding                                                    46                  --
         Common stock, $10 par value; 1,500,000 shares authorized, issued and
                  outstanding                                                                                      15,000
         Surplus                                                                               99,330              52,028
         Unearned compensation - stock grants                                                  (2,781)                 --
         Retained earnings                                                                      4,433              76,586
         Unrealized  holding gain (loss) on securities  available-for-sale,  net of
           income taxes                                                                           732              (1,979)
                                                                                           ----------          ----------
                  Total stockholders' equity                                                  140,010             141,635
                                                                                           ----------          ----------

                       Total liabilities and stockholders' equity                          $1,883,922          $1,812,505
                                                                                           ==========          ==========



                 See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                       STATEMENTS OF INCOME (Unaudited)
                                (in thousands)


                                                       Successor                           Successor
                                                    Basis - Taylor                      Basis - Taylor
                                                    Capital Group,      Predecessor     Capital Group,      Predecessor
                                                        Inc. -         Basis - Cole         Inc. -         Basis - Cole
                                                     Consolidated      Taylor Bank -     Consolidated      Taylor Bank -
                                                     For the Three     For the Three   For the Period of   For the Nine
                                                     Months Ended      Months Ended    Feb. 12, 1997 to    Months Ended
                                                     Sep. 30, 1997     Sep. 30, 1996     Sep. 30, 1997     Sep. 30, 1996
                                                   ----------------  -----------------  ---------------   ---------------
Interest income:
     Interest and fees on loans                        $27,664            $27,723          $68,588               $82,099
     Interest on investment securities:
          Taxable                                        6,556              5,877           16,473                17,146
          Tax-exempt                                       729                949            1,873                 2,892
     Interest on cash equivalents                          852                555            1,310                 1,052
                                                       -------           --------         --------              --------
              Total interest income                     35,801             35,104           88,244               103,189
                                                       -------           --------         --------              --------
Interest expense:
     Deposits                                           13,382             13,873           32,898                40,102
     Short-term borrowings                               2,586              2,069            6,204                 6,537
     Long-term borrowings                                2,010              1,059            4,614                 2,854
                                                       -------           --------         --------              --------
              Total interest expense                    17,978             17,001           43,716                49,493
                                                       -------           --------         --------              --------

Net interest income                                     17,823             18,103           44,528                53,696
Provision for loan losses                                1,769                953            3,157                 3,005
                                                       -------           --------         --------              --------
              Net interest income after provision
                  for loan losses                       16,054             17,150           41,371                50,691
                                                       -------           --------         --------              --------
Noninterest income:
     Service charges                                     2,441              2,230            6,076                 6,499
     Trust fees                                            978                923            2,335                 2,697
     Investment securities gains, net                      329                                 329
     Other noninterest income                            2,665                931            4,589                 2,552
                                                       -------           --------         --------              --------
              Total  noninterest income                  6,413              4,084           13,329                11,748
                                                       -------           --------         --------              --------
Noninterest expense:
     Salaries and employee benefits                      9,344              7,515           22,886                22,634
     Occupancy of premises, net                          1,541              1,451            3,938                 3,801
     Furniture and equipment                               868                837            2,239                 2,510
     Computer processing                                   584                485            1,460                 1,484
     Advertising and public relations                      444                408              963                 1,325
     Goodwill and other intangible amortization            642                 50            1,620                   149
     Other  real  estate  and  repossessed  asset
        expense                                            249                222              447                   897
     Other noninterest expense                           3,558              2,606            8,801                 7,999
                                                       -------           --------         --------              --------
              Total  noninterest expense                17,230             13,574           42,354                40,799
                                                       -------           --------         --------              --------

Income before income taxes                               5,237              7,660           12,346                21,640
Income taxes                                             2,128              2,623            4,816                 7,288
                                                       -------           --------         --------              --------
                 Net income                            $ 3,109            $ 5,037          $ 7,530               $14,352
                                                       =======           ========         ========              ========
Net income applicable to common stockholders           $ 2,248                             $ 5,340
                                                       =======                            ========


                 See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                                        Successor
                                                                                     Basis - Taylor
                                                                                     Capital Group,         Predecessor
                                                                                         Inc. -             Basis - Cole
                                                                                      Consolidated          Taylor Bank -
                                                                                    For the Period of       For the Nine
                                                                                    Feb. 12, 1997 to        Months Ended
                                                                                      Sep. 30, 1997         Sep 30, 1996
                                                                                    ------------------    ---------------
Cash flows from operating activities:
         Net income                                                                      $   7,530              $ 14,352
         Investment securities gains, net                                                     (329)                   --
         Gain on sale of merchant credit cards                                              (1,230)                   --
         Provision for loan losses                                                           3,157                 3,005
         Gain on sales of loans originated for sale                                         (2,622)                 (822)
         Loans originated and held for sale                                               (157,804)             (173,913)
         Proceeds from sales of loans originated for sale                                  154,970               171,113
         Depreciation and amortization                                                       3,933                 2,386
         Other adjustments to net income, net                                                  637                 1,238
         Net changes in other assets and liabilities                                        (8,460)                 (266)
                                                                                          --------              --------
                           Net cash (used in) provided by operating activities                (218)               14,617
                                                                                          --------              --------
Cash flows from investing activities:
         Purchases of available-for-sale securities                                       (173,772)             (154,883)
         Proceeds from sales of available-for-sale securities                              (61,568)                   --
         Proceeds from principal payments and maturities of available-for-sale
                  securities                                                               (77,091)              137,826
         Purchases of held-to-maturity securities                                           (8,834)               (3,228)
         Proceeds from principal payments and maturities of held-to-maturity
                  securities                                                                 2,830                 3,027
         Proceeds from the sale of CT Mortgage assets                                        9,394                    --
         Proceeds from sale of merchant credit cards                                         1,230                    --
         Net increase in loans                                                             (20,004)              (43,168)
         Net cash of Bank and Mortgage Company acquired in Split-Off Transactions           62,503                    --
         Other, net                                                                         (1,846)                1,396
                                                                                          --------              --------
                           Net cash provided by (used in) investing activities              10,160               (59,030)
                                                                                          --------              --------
Cash flows from financing activities:
         Net increase in deposits                                                           65,449                91,732
         Net decrease in short-term borrowings                                             (56,396)              (48,623)
         Repayments of long-term borrowings                                                (15,000)              (50,000)
         Proceeds from long-term borrowings                                                 77,000                75,000
         Net proceeds from issuance of preferred stock                                      36,105                    --
         Dividends paid                                                                     (2,138)              (10,100)
                                                                                          --------              --------
                           Net cash provided by financing activities                       105,020                58,009
                                                                                          --------              --------
Net increase in cash and cash equivalents                                                  114,962                13,596
Cash and cash equivalents, beginning of period                                                  --                92,547
                                                                                          --------              --------
Cash and cash equivalents, end of period                                                  $114,962              $106,143
                                                                                          ========              ========



                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The successor basis Taylor Capital Group, Inc. consolidated financial statements for the period February 12, 1997 to September 30, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company" or the "Company") and its wholly owned subsidiaries, Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). All intercompany balances and transactions have been eliminated in consolidation. Taylor Capital Group, Inc. is a newly formed bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

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

     The results of operations for the period of February 12, 1997 to September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the predecessor basis Cole Taylor Bank 1996 financial statements to conform to the successor basis Taylor Capital Group, Inc. 1997 presentation.

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

     The Company's cost of the acquired Bank consisted of three components: (1) $17.2 million, which represented the proportionate interest in the Bank's book value based on the split-off stockholder group's proportionate ownership prior to the Split-Off Transactions, (2) $81.1 million, which represented the proportionate fair value of the common stock of CTFG exchanged by the split-off stockholder group, and (3) $2.3 million, which represented estimated direct acquisition costs for accountants, attorneys, financial advisors and other professionals to consummate the transaction. The amount by which the purchase price exceeded the fair value of the net assets acquired approximated $37.8 million and is reflected as goodwill in the consolidated financial statements at September 30, 1997. The goodwill is being amortized over 15 years using the straight-line method.

     The Company acquired the Mortgage Company through a cash payment of $1.1 million which exceeded the fair value of the net assets acquired by $416,000. The resulting goodwill was initially being amortized over 15 years using the straight-line method. On August 5, 1997, however, the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the related Mortgage Company employees. Because the Florida-based operations generated the majority of the Mortgage Company's cashflow, the remaining goodwill was written off in August 1997. The proceeds from the sale, net of related disposition expenses, the carrying value of the assets sold and goodwill resulted in a loss of approximately $50,000.

                           TAYLOR CAPITAL GROUP, INC.
                    NOTES TO FINANCIAL STATMENTS (Continued)




 3.  Investment Securities:

     The amortized cost and estimated fair values of investment securities at September 30, 1997 and December 31, 1996 were as follows:



                                                      Successor Basis - Taylor Capital Group, Inc. - Consolidated
                                                                           September 30, 1997
                                                     ---------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized         Unrealized      Unrealized       Estimated
                                                          Cost            Gains          Losses        Fair Value
                                                     ---------------  --------------  --------------  --------------
                                                                             (in thousands)
Available-for-Sale:
      U.S. Treasury securities                           $213,514          $  751         $  (69)         $214,196
      U.S. government agency securities                    15,818              31             (4)           15,845
      Mortgage-backed securities                          176,739             723           (322)          177,140
                                                         --------         -------          -----          --------
               Total Available-for-Sale                   406,071           1,505           (395)          407,181
                                                         --------         -------          -----          --------
Held-to-Maturity:
      State and municipal obligations                      63,063           1,043            (11)           64,095
      Other securities                                     18,204               3             --            18,207
                                                         --------         -------          -----          --------
               Total Held-to-Maturity                      81,267           1,046            (11)           82,302
                                                         --------         -------          -----          --------
                           Total                         $487,338         $ 2,551          $(406)         $489,483
                                                         ========         =======          =====          ========



                                                                  Predecessor Basis - Cole Taylor Bank
                                                                           December 31, 1996
                                                     ---------------------------------------------------------------
                                                                          Gross           Gross
                                                      Amortized        Unrealized      Unrealized       Estimated
                                                         Cost             Gains          Losses        Fair Value
                                                     ---------------  --------------  --------------  --------------
                                                                             (in thousands)
Available-for-Sale:
         U.S. Treasury securities                     $ 123,824          $  267          $  (353)         $123,738
         U.S. government agency securities               44,855             256              (36)           45,075
         Mortgage-backed securities                     163,479             668           (4,143)          160,004
                                                      ---------          ------          -------          --------
                  Total Available-for-Sale              332,158           1,191           (4,532)          328,817
                                                      ---------          ------          -------          --------
Held-to-Maturity:
         State and municipal obligations                 62,948           2,798              (16)           65,730
         Other securities                                12,024               4               --            12,028
                                                      ---------          ------          -------          --------
                  Total Held-to-Maturity                 74,972           2,802              (16)           77,758
                                                      ---------          ------          -------          --------
                           Total                      $ 407,130          $3,993          $(4,548)         $406,575
                                                      =========          ======          =======          ========

     Proceeds from the sales of investment securities available-for-sale and the related realized gains for the third quarter of 1997 were $61,568,000 and $329,000 respectively.

                           TAYLOR CAPITAL GROUP, INC.
                    NOTES TO FINANCIAL STATMENTS (Continued)

 4.  Loans:

     Loans classified by type at September 30, 1997 and December 31, 1996 were as follows:



                                                                      Successor
                                                                   Basis - Taylor
                                                                   Capital Group,        Predecessor
                                                                       Inc. -           Basis - Cole
                                                                    Consolidated        Taylor Bank -
                                                                    September 30,       December 31,
                                                                         1997                1996
                                                                    --------------      --------------
                                                                               (in thousands)
Commercial and industrial                                             $   669,157         $  655,919
Real estate-construction                                                  184,169            192,759
Real estate-mortgage                                                      180,593            176,819
Consumer                                                                  151,721            171,270
Other loans                                                                 1,067              4,622
                                                                      -----------         ----------
         Gross loans                                                    1,186,707          1,201,389

Less:  Unearned discount                                                   (1,127)            (1,548)
                                                                      -----------         ----------
         Total loans                                                    1,185,580          1,199,841

Less:  Allowance for loan losses                                          (25,202)           (24,184)
                                                                      -----------         ----------
                  Loans, net                                          $ 1,160,378         $1,175,657
                                                                      ===========         ==========

5.   Interest-Bearing Deposits:

     Interest-bearing deposits at September 30, 1997 and December 31, 1996 were as follows:


                                                                     Successor
                                                                  Basis - Taylor
                                                                  Capital Group,        Predecessor
                                                                      Inc. -           Basis - Cole
                                                                   Consolidated        Taylor Bank -
                                                                   September 30,       December 31,
                                                                        1997                1996
                                                                   --------------      --------------
                                                                            (in thousands)
NOW accounts                                                        $   96,300           $   77,693
Savings accounts                                                       113,670              118,056
Money market deposits                                                  246,473              244,302
Certificates of deposit                                                416,511              408,681
Public time deposits                                                   130,508              143,415
Brokered certificates of deposit                                        84,992               80,685
                                                                    ----------           ----------
         Total                                                      $1,088,454           $1,072,832
                                                                    ==========           ==========

                           TAYLOR CAPITAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 6.  Long-Term Borrowings:

     Long-term borrowings consisted of the following at September 30, 1997 and December 31, 1996:


                                                                                  Successor
                                                                                Basis - Taylor
                                                                                Capital Group,      Predecessor
                                                                                    Inc. -         Basis - Cole
                                                                                 Consolidated      Taylor Bank -
                                                                                 September 30,     December 31,
                                                                                      1997              1996
                                                                                  ------------      ------------
                                                                                         (in thousands)
COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) - various advances ranging from $10 million to $25 million due at various dates through May 8, 1998, collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at September 30, 1997 and
December 31, 1996 were 6.00% and 5.91%, respectively.                               $ 95,000            $85,000

TAYLOR CAPITAL GROUP, INC.:
Unsecured $25 million term loan bearing interest at prime rate or LIBOR plus
1.25%, annual principal reductions of $1 million commencing 1999 and a balloon payment of $22 million on February 12, 2002; interest rate at
September 30, 1997 was 6.97%.                                                         25,000                 --

Unsecured $7 million revolving credit facility bearing interest at prime rate or
LIBOR plus 1.25%, maturing February 12, 1998; interest rate at
September 30, 1997 was 8.5%.                                                           2,000                 --
                                                                                    --------            -------
         Total                                                                      $122,000            $85,000
                                                                                    ========            =======


On February 12, 1997, the Parent Company executed a loan agreement with an unaffiliated bank for a $25 million term loan and a $5 million revolving credit facility. On February 27, 1997 the loan agreement was amended, increasing the revolving credit facility amount from $5 million to $7 million. The loan agreement includes certain defined financial covenants relating to the Bank with respect to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. In addition, the Bank's common stock is held in safekeeping at the unaffiliated bank and, in the event of default under the loan agreement, the Company must pledge the Bank's stock to that bank. As of September 30, 1997, the Company was in compliance with the provisions of the loan agreement.

                           TAYLOR CAPITAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 7.  Employee Benefit Plans

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options, stock awards and stock appreciation rights. Under the Plan, 563,066 shares of common stock have been reserved.

     During the third quarter, stock options were granted under stock option agreements for 163,892 shares of common stock effective as of June 30, 1997. Stock options were granted at the fair market value of the stock on the date of grant ($22.00 per share), as determined by an independent appraisal. The stock options vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. Upon death, disability, retirement or change of control of the Company (as defined) vesting is accelerated to 100%. The Company has elected to account for the stock options using the intrinsic value method and accordingly no compensation expense was recognized in connection with the granting of the stock options.

     On September 30, 1997, 140,453 shares of common stock were awarded under a restricted stock agreement. Vesting of the shares requires continuous service by each participant through June 30, 2000. The vesting rate is 50% on June 30, 2000, 75% on June 30, 2001 and 100% on June 30, 2002 or upon termination or death, disability, retirement or change of control of the Company. If a participant terminates employment prior to the end of the continuous service period, the entire stock award is forfeited. Compensation expense equal to the fair market value of the grants is being recognized over the vesting period. For the three months ended September 30, 1997, compensation expense related to the stock awards totaled $309,000.

     In connection with the granting of the stock options and awards, stock transfer agreements are executed with the participants. These agreements place certain restrictions on the transfer of any shares acquired through option exercise or award and provide the participants with limited rights to "put" the stock so acquired back to the Company. The Company's repurchase liability, including ESOP obligations, is limited to $3,000,000 per year. The Company may satisfy the put obligations with cash or through the issuance of 5 year installment notes to the participants.

 8.  Financial Instruments with Off-Balance Sheet Risk:

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

     At September 30, 1997, the contractual or notional amounts were as follows:

                                                                                              Amount
                                                                                           -------------
                                                                                          (in thousands)
Financial instruments wherein contract amounts represent credit risk:
         Commitments to extend credit                                                        $ 501,848
         Standby letters of credit                                                              67,335
Financial instruments wherein notional amounts exceed the amount of credit risk:
         Interest rate exchange agreement (swap)                                             $  25,000
         Forward commitments to sell loans                                                      12,000


                           TAYLOR CAPITAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In connection with the application of the purchase method of accounting for the Split-Off Transactions, the only outstanding interest rate swap was recorded at its fair value ($400,000 discount) at February 12, 1997. The net interest income (expense) from the swap, which is a designated hedge against certain floating rate commercial loans, is recorded on a current basis, included in loan interest income. The purchase accounting adjustment is being accreted on a straight line basis over the remaining term of the swap, which matures December 12, 1998. The fair value of the swap at September 30, 1997 was $133,000.

9.  Accounting Developments:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective January 1, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment's of liabilities based on a consistent application of a financial-components approach that focuses on control. In December 1996, SFAS 127 was issued which provides for the deferral of the effective date of certain provisions of SFAS 125. The impact of the pronouncements did not have a material effect on the consolidated balance sheet of the Company.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following presents management's discussion and analysis of financial condition and results of operations of the Company as of and for the dates and periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company" or the "Company") and its wholly owned subsidiaries, Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Company is a newly formed bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below) which were accounted for by the purchase method of accounting. Management's discussion and analysis compares the results of operations and financial condition of the consolidated Company with the results of operations and financial condition of the Bank on a stand alone predecessor basis for prior periods. This discussion should be read in conjunction with the Company's Special Financial Report on Form 10-K for the year ended December 31, 1996, which contains the audited financial statements of Cole Taylor Bank on a stand alone predecessor basis for the years ended December 31, 1996 and 1995.

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


RESULTS OF OPERATIONS

Overview

Generally, the financial results of the consolidated Company in comparison to the Bank on a stand alone predecessor basis present reduced profitability. The primary reasons for the decline in consolidated profitability include: (1) the application of purchase accounting which resulted in the recording of $37.8 million of goodwill and the related goodwill amortization expense, (2) the inclusion of approximately $27 million in acquisition debt and the related interest expense and (3) the addition of salary and operating expenses of the newly formed Parent Company. Additionally, the 1997 consolidated financial results of the Company on a successor basis, which commenced operations on February 12, 1997, include less than a full nine months of operations.

For the third quarter of 1997, consolidated net income was $3.1 million. Annualized return on average assets and return on average equity were .65% and 8.92%, respectively. For the period of February 12, 1997 to September 30, 1997, consolidated net income was $7.5 million. For this period, annualized return on average assets and return on average equity were .64% and 9.25%, respectively. Net income for the Bank on the predecessor basis for the period January 1, 1997 to February 11, 1997 was $2.3 million.

Net income for the Bank on the predecessor basis for the quarter ended September 30, 1996 was $5.0 million. Annualized return on average assets and return on average equity for the Bank during the third quarter of 1996 were 1.09% and 15.19%, respectively. Net income for the Bank on the predecessor basis for the nine months ended September 30, 1996 was $14.4 million. For this period, annualized return on average assets and return on average equity were 1.06% and 14.48%, respectively.

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

Consolidated net interest income (with an adjustment for tax-exempt income) for the third quarter of 1997 was $18.4 million. For the period of February 12, 1997 to September 30, 1997 consolidated net interest income (with an adjustment for tax-exempt income) was $46.0 million. Net interest income (with an adjustment for tax-exempt income) for the Bank on the predecessor basis for the third quarter of 1996 and for the first nine months of 1996 was $18.7 million and $55.5 million, respectively. The lower net interest income for the first three quarters of the year reported on the successor basis was principally due to the consolidated reporting period for 1997 consisting of 43 fewer days of interest earned than the Bank's 1996 predecessor basis period.

Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, was 4.13% for the third quarter of 1997 for the consolidated Company. Consolidated net interest margin for the period of February 12, 1997 to September 30, 1997 was 4.21%. Net interest margin for the Bank on the predecessor basis for the third quarter of 1996 and for the first nine months of 1996 was 4.24% and 4.33%, respectively. The net interest margin on a consolidated successor basis was lower than that of the predecessor Bank on a stand alone basis because of the addition of the Parent Company's term loan and revolving credit facility, which increased the consolidated Company's cost of long-term borrowings, and the recording of approximately $37.8 million of goodwill, which resulted in the Company's consolidated nonearning assets increasing as a percentage of total assets.

The year-to-date net interest margin at the Bank was essentially unchanged from the prior year's period. An increase in yield resulting from the net write-down of investment securities related to the Split-Off Transactions, along with a 1 basis point decline in total funding costs, were offset by an overall reduction in earning asset yield brought about by changes in asset mix.

The following table sets forth certain information relating to the Company's and the predecessor Bank's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax equivalent basis using a 35% income tax rate in each period presented.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                      ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELDS / RATES

                                     SUCCESSOR BASIS - TAYLOR CAPITAL GROUP,      PREDECESSOR BASIS - COLE TAYLOR
                                       INC. - CONSOLIDATED FOR THE THREE             BANK - FOR THE THREE
                                         MONTHS ENDED SEP. 30. 1997                MONTHS ENDED SEP. 30, 1996
                                      --------------------------------            -------------------------------
                                                               YIELD/                                     YIELD/
                                         AVERAGE                RATE                AVERAGE                RATE
                                         BALANCE    INTEREST   (%)(3)               BALANCE     INTEREST   (%)(3)
                                       ------------ ---------  -------            ------------  ---------  ------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
   Taxable                           $  414,757    $  6,556     6.27 %           $  380,993     $ 5,877    6.14 %
   Non-taxable (tax equivalent)          62,143       1,207     7.71                 64,456       1,461    9.02
                                     ----------    --------                      ----------     -------
     Total investment securities        476,900       7,763     6.46                445,449       7,338    6.55
                                     ----------    --------                      ----------     -------
Interest-bearing cash equivalents        58,788         852     5.75                 42,098         555    5.24
                                     ----------    --------                      ----------     -------
Loans (2):
   Commercial and industrial            866,931      20,027     9.17                815,328      18,469    9.01
   Real estate mortgages                212,900       3,948     7.36                208,164       3,704    7.08
   Consumer and other                   151,428       3,419     8.96                242,237       5,148    8.45
   Fees on loans                                        364                                         494
   Less:  Allowance for loan losses     (25,037)                                    (25,019)
                                     ----------    --------                      ----------     -------
     Net loans (tax equivalent)       1,206,222      27,758     9.13              1,240,710      27,815    8.92
                                     ----------    --------                      ----------     -------
       Total earning assets           1,741,910      36,373     8.28              1,728,257      35,708    8.22
                                     ----------    --------                      ----------     -------
Nonearning Assets:
   Cash and due from banks               75,456                                      69,921
   Premises and equipment, net           21,347                                      16,810
   Accrued interest and other
     assets                              69,182                                      29,721
                                     ----------                                  ----------
       Total nonearning assets          165,985                                     116,452
                                     ----------                                  ----------
TOTAL ASSETS                         $1,907,895      36,373     7.56             $1,844,709      35,708    7.70
                                     ==========    --------                      ==========     -------
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits                      $  332,783      2,986     3.56              $  344,709       3,105    3.58
     Savings deposits                   115,682        746     2.56                 121,360         785    2.57
     Time deposits                      673,784      9,650     5.68                 717,213       9,983    5.54
                                     ----------    -------                       ----------     -------
       Total deposits                 1,122,249     13,382     4.73               1,183,282      13,873    4.66
                                     ----------    -------                       ----------     -------
Short-term borrowings                   201,133      2,586     5.10                 151,905       2,069    5.42
Long-term borrowings                    124,489      2,010     6.41                  71,793       1,059    5.87
                                     ----------    -------                       ----------     -------
     Total interest-bearing
       liabilities                    1,447,871     17,978     4.93               1,406,980      17,001    4.81
                                     ----------    -------                       ----------     -------
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits         303,030                                    289,493
   Accrued interest and other
       liabilities                       18,641                                     16,316
                                     ----------                                  ---------
   Total noninterest-bearing
       liabilities                      321,671                                    305,809
                                     ----------                                  ---------
STOCKHOLDERS' EQUITY                    138,353                                    131,920
                                     ----------                                  ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $1,907,895     17,978                      $1,844,709       17,001
                                     ==========     ------                      ==========      -------
Net interest income (tax
  equivalent)                                       18,395                                      $18,707
                                                    ======                                      =======
Net interest spread                                            3.35 %                                      3.41 %
Net interest margin                                            4.13 %                                      4.24 %
                                                               ====                                        ====
------------------------------------
(1)   Investment securities average balances are based on amortized cost.
(2)   Nonaccrual loans are included in the above stated average balances
(3)   Yields / rates are annualized.




                                ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELDS / RATES



                                  SUCCESSOR BASIS - TAYLOR CAPITAL GROUP,   PREDECESSOR BASIS - COLE
                                  INC. - CONSOLIDATED FOR THE PERIOD OF     TAYLOR BANK - FOR THE NINE
                                   FEB. 12, 1997 TO SEP. 30, 1997          MONTHS ENDED SEP. 30, 1996
                                   -------------------------------        ------------------------------
                                                           YIELD/                              YIELD/
                                     AVERAGE                RATE        AVERAGE                RATE
                                     BALANCE    INTEREST   (%)(3)       BALANCE     INTEREST   (%)(3)
                                   ------------ ---------  -------     -----------  ---------  ------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
   Taxable
                                       $  408,983   $16,473    6.36%      $  365,617      $17,146   6.26%
   Non-taxable (tax equivalent)            62,407     3,096    7.84           65,098        4,450   9.13
                                       ----------   -------    ----       ----------      -------   ----
     Total investment securities          471,390    19,569    6.56          430,715       21,596   6.70
                                       ----------   -------    ----       ----------      -------
Interest-bearing cash equivalents          36,337     1,310    5.70           26,671        1,052   5.27
Loans (2):                             ----------   -------    ----       ----------      -------

   Commercial and industrial              861,169    49,792    9.14          799,016       54,247   9.07
   Real estate mortgages                  208,410     9,645    7.31          221,140       12,096   7.31
   Consumer and other                     149,174     8,411    8.91          234,253       14,673   8.37
   Fees on loans                                        975                                 1,347

   Less:  Allowance for loan losses       (24,893)                           (24,723)
                                       ----------   -------    ----       ----------      -------
     Net loans (tax equivalent)         1,193,860    68,823    9.11        1,229,686       82,363   8.95
                                       ----------   -------    ----       ----------      -------
                                        1,701,587    89,702    8.33        1,687,072      105,011   8.31
       Total earning assets            ----------   -------    ----       ----------      -------

NONEARNING ASSETS:
   Cash and due from banks                 72,572                             68,210
   Premises and equipment, net             21,207                             16,997
   Accrued interest and other
     assets                                66,035                             31,587
       Total nonearning assets            159,814                            116,785
                                       ----------                         ----------
TOTAL ASSETS                           $1,861,401    89,702    7.61       $1,803,857      105,011   7.78
                                       ==========   -------               ==========      -------
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits                        $  322,296     7,182    3.52       $  340,348        9,096   3.57
     Savings deposits                     117,366     1,900    2.56          122,468        2,349   2.56
     Time deposits                        670,415    23,816    5.61          685,664       28,657   5.58
                                       ----------   -------               ----------      -------
       Total deposits                   1,110,077    32,898    4.68        1,148,480       40,102   4.66
                                       ----------   -------               ----------      -------
Short-term borrowings                     189,403     6,204    5.18          160,046        6,537   5.46
Long-term borrowings                      110,377     4,614    6.61           64,070        2,854   5.95
                                       ----------   -------               ----------      -------
     Total interest-bearing
       liabilities                      1,409,857    43,716    4.90        1,372,596       49,493   4.82
                                       ----------   -------               ----------      -------
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits           297,680                            283,840
   Accrued interest and other
       liabilities                         24,712                             15,382
                                       ----------                         ----------
   Total noninterest-bearing
       liabilities                        332,392                            299,222
                                       ----------                         ----------
STOCKHOLDERS' EQUITY                      129,152                            132,039
                                       ----------                         ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $1,861,400    43,716               $1,803,857       49,493
                                       ==========    ======               ==========       ======
Net interest income (tax                            $45,986                               $55,518
  equivalent)                                       =======                               =======
Net interest spread                                            3.43%                                3.49%
Net interest margin                                            4.21%                                4.33%
                                                               ====                                 ====

------------------------------------
(1)   Investment securities average balances are based on amortized cost.
(2)   Nonaccrual loans are included in the above stated average balances
(3)   Yields / rates are annualized.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Noninterest Income

The following table shows the noninterest income for the periods indicated:


                                             Successor                            Successor
                                           Basis - Taylor                      Basis - Taylor
                                           Capital Group,      Predecessor     Capital Group,      Predecessor
                                               Inc. -         Basis - Cole         Inc. -         Basis - Cole
                                            Consolidated      Taylor Bank -     Consolidated      Taylor Bank -
                                           For the Three      For the Three   For the Period of   For the Nine
                                            Months Ended      Months Ended    Feb. 12, 1997 to    Months Ended
                                           Sep. 30, 1997      Sep. 30, 1996     Sep. 30, 1997     Sep. 30, 1996
                                           -------------      -------------     -------------     -------------

  Deposit service charges                     $ 2,202             $ 2,029           $ 5,510           $ 5,960
  Retail credit card service charges              135                 122               324               317
  Merchant credit card service charges            104                  79               242               222
  Trust Fees                                      978                 923             2,335             2,697
  Mortgage banking income                         939                 539             2,130             1,435
  ATM fees                                        202                  60               474               187
  Gain on sale of merchant credit cards         1,230                ---              1,230              ---
  Gain on sale of securities                      329                ---                329              ---
  Other noninterest income                        294                 331               755               930
                                              -------             -------           -------           -------
         Total noninterest income             $ 6,119             $ 4,084           $12,574           $11,748
                                              =======             =======           =======           =======

Total noninterest income for the consolidated Company was $6.4 million for the third quarter of 1997 and $13.3 million for the period of February 12, 1997 to September 30, 1997. Total noninterest income for the Bank on the predecessor basis for the third quarter of 1996 was $4.1 million, and for the first nine months of 1996 was $11.7 million. Excluding the gain on sales of securities and merchant credit cards, noninterest income reported on the successor basis for the period of February 12, 1997 to September 30, 1997 was essentially unchanged despite the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period. This was due to increased income from mortgage banking, gains on sales of investment securities and increased ATM fees.

In September 1997, the Bank sold its merchant credit card deposit program to an unrelated third party resulting in a realized gain of $1,230,000. Monthly merchant credit card deposit program fees averaged $31,000 in 1997 prior to the sale of the program. Although these merchant customers' accounts are still within the Bank, this service fee income is expected to be significantly reduced in the future

Included in the consolidated Company's mortgage banking income are gains on the sale of mortgage loans relating to the Mortgage Company's operations. These gains were $119,000 for the three months ended September 30, 1997, and $570,000 for the period of February 12, 1997 to September 30, 1997. No Mortgage Company gains are included in the Bank's predecessor basis 1996 results. On August 5, 1997 the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all of the related Mortgage Company employees. The proceeds from the sale, net of related disposition expenses, the carrying value for the assets sold and goodwill resulted in a loss of approximately $50,000. The Florida-based operations generated the majority of the Mortgage Company's cashflow. Therefore, the sale of the Florida-based operations is expected to significantly reduce the Mortgage Company's income going forward.

The security gains for the quarter and the period February 12, 1997 to September 30, 1997 were a result of a modest realignment of the Bank's mortgage backed securities portion of the available-for-sale investment portfolio. Such realignments may occur in the future, resulting in gains or losses. These occasional realignments are undertaken in response to changing market conditions and reflects Management's intention to modify the Bank's interest rate risk profile.

Noninterest Expense

Total noninterest expense for the consolidated Company was $17.2 million for the third quarter of 1997 and $42.4 million for the period of February 12, 1997 to September 30, 1997. Total noninterest expense for the Bank on the predecessor basis for the third quarter of 1996 was $13.6 million, and for the first nine months of 1996 was $40.8 million. The higher noninterest expense on the successor basis for the period of February 12, 1997 to September 30, 1997, despite the consolidated Company's 1997 reporting period having 43 fewer days than the Bank's predecessor basis 1996 reporting period, was primarily due to higher amortization expense of goodwill related to the acquisition of the Bank.

Salaries and employee benefits represent the largest category of noninterest expense, accounting for 54.2% and 54.0% of total noninterest expense for the consolidated Company's three months ended September 30, 1997, and for the period of February 12, 1997 to September 30, 1997, respectively. Included in the consolidated Company's salaries and employee benefits for the three months ended September 30, 1997 was $805,000 of expense relating to the Mortgage and Parent Companies. For the period of February 12, 1997 to September 30, 1997, the salaries and employee benefits expense relating to the Mortgage and Parent Companies totaled $2.1 million. Total average headcount at the Bank for 1997 was 640 as compared to 650 for 1996. The implementation of new long-term incentive compensation plans in 1997 also increased total salary and benefits expense $714,000.

Noninterest expense other than salaries and benefits expense totaled $8.0 million for the consolidated Company for the third quarter of 1997 and $19.5 million for the period of February 12, 1997 to September 30, 1997. Noninterest expense other than salaries and benefits expense for the Bank on the predecessor basis for the third quarter of 1996 and the first nine months of 1996 totaled $6.1 million and $18.2 million, respectively. The consolidated Company's reporting period for the three months ended September 30, 1997 and for the period of February 12, 1997 to September 30, 1997 included $642,000 and $1,620,000, respectively, of goodwill amortization and $562,000 and $1,360,000, respectively, of other noninterest expense relating to the Mortgage and Parent Companies. Occupancy and furniture and equipment expenses increased approximately $530,000 as a result of the increased amortization of purchase accounting adjustments from the write-up of the premises, leasehold improvements and equipment to their fair value in connection with the Split-Off Transactions. In addition, 1997 occupancy costs include land rent of $138,000 for the new branch facility that opened in 1997.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

The effective income tax rate for the consolidated Company for the period of February 12, 1997 to September 30, 1997 was 39.0%. The effective income tax rate for the Bank on the predecessor basis for the first nine months of 1996 was 33.7%. The Bank's lower effective income tax rate for 1996 was due to the utilization for book purposes of state net operating loss carryforwards.


Financial Condition

Overview

The consolidated Company's total assets were $1.88 billion at September 30, 1997. The Company's average earning assets for the third quarter of 1997 were $1.77 billion. For the period of February 12, 1997 to September 30, 1997 the Company's average earning assets were $1.73 billion. In connection with the Split-Off Transactions, the Company sold or transferred approximately $100 million in consumer loans secured by automobiles. Approximately $67 million of consumer loans were sold on December 31, 1996. The remaining $32 million of consumer loans were transferred to CTFG on the date of the consummation of the Split-Off Transactions. In comparison to the third quarter of 1996 and the first nine months of 1996, the Bank's loan portfolio composition changed as a result of the sale and transfer of the consumer loans, offset by growth in commercial loans.

Investment securities increased as a result of the reinvestment of the proceeds of the preferred stock offering which was contributed to the Bank to supplement capital in connection with the Split-Off Transactions.

Nonearning assets increased as a result of the recognition of approximately $37.8 million in goodwill and the estimated $7.2 million write-up of the Bank's premises, leasehold improvements and equipment using the purchase method of accounting for the Split-Off Transactions.

The consolidated Company's long-term borrowings include the Parent Company's $25 million term loan and $2 million outstanding under the revolving credit
facility,  which were   funded in connection with the Split-Off Transactions.

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

The following table sets forth the amounts of nonperforming loans and other assets at the end of periods indicated:





                              NONPERFORMING ASSETS


                                                                                                             Basis - Cole
                                                                    Successor Basis - Taylor                 Taylor Bank
                                                               Capital Group, Inc. - Consolidated          ----------------
                                                          Sept. 30,         June 30,         March 31,       December 31,
                                                            1997              1997              1997             1996
                                                        -------------      -----------      ------------      -----------
                                                                              (dollars in thousands)
Loans contractually past due 90 days or more but
         still accruing                                    $   2,600        $   2,323         $   2,310        $   2,820
Nonaccrual loans                                              10,959           10,969            11,261           10,898
                                                           ---------        ---------         ---------        ---------
                  Total nonperforming loans                   13,559           13,292            13,571           13,718
Other real estate                                              1,570            1,800             1,862              865
Other repossessed assets                                          66               48                39              254
                                                           ---------        ---------         ---------        ---------
                  Total nonperforming assets               $  15,195        $  15,140         $  15,472        $  14,837
                                                           =========        =========         =========        =========

Nonperforming loans to total loans                              1.12 %           1.07 %            1.12 %           1.12 %
Nonperforming assets to total loans plus repossessed
         property                                               1.25             1.22              1.28             1.21
Nonperforming assets to total assets                            0.81             0.79              0.84             0.82


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

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amount of recoveries, additions to the allowance charged to operating expense, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:


                                                                    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                      Successor                              Successor
                                                    Basis - Taylor                         Basis - Taylor
                                                    Capital Group,     Predecessor         Capital Group,       Predecessor
                                                       Inc. -          Basis - Cole           Inc. -            Basis - Cole
                                                    Consolidated       Taylor Bank -       Consolidated        Taylor Bank -
                                                    For the Three      For the Three     For the Period of      For the Nine
                                                    Months Ended        Months Ended     Feb. 12, 1997 to      Months Ended
                                                    Sep. 30, 1997      Sep. 30, 1996       Sep. 30, 1997       Sep. 30, 1996
                                                    -------------      -------------     -----------------    --------------
                                                                             (dollars in thousands)
Average total loans                                  $ 1,231,259        $ 1,265,729         $ 1,218,753        $ 1,254,409
                                                     ===========        ===========         ===========        ===========
Total loans at end of period                                                                $ 1,212,031        $ 1,256,214
                                                                                            ===========        ===========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                     $    24,709        $    24,475         $    24,607        $    23,869
Charge-offs                                               (1,407)              (984)             (3,116)            (2,799)
Recoveries                                                   131                186                 554                555
                                                     -----------        -----------         -----------        -----------
         Net charge-offs                                  (1,276)              (798)             (2,562)            (2,244)
                                                     -----------        -----------         -----------        -----------
Provisions for loan losses                                 1,769                953               3,157              3,005
                                                     -----------        -----------         -----------        -----------
Allowance at end of period                           $    25,202        $    24,630         $    25,202        $    24,630
                                                     ===========        ===========         ===========        ===========
Net charge-offs to average total loans
         (annualized)                                       0.41 %             0.25 %              0.33 %             0.24 %
Allowance to total loans at end of period                                                          2.08               1.96
Allowance to nonperforming loans                                                                 183.86             152.30




                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Deposits and Borrowed Funds

The Bank's core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certain certificates of deposit and certain public funds and core customer repurchase agreements, which are reported as short term borrowings. Certificates of deposit distributed through the National CD Network, brokered certificates of deposit and FHLB advances are also used by the Bank to support its asset base.

On an average basis, total core deposits increased modestly during the first nine months of 1997. The mix of core deposits changed reflecting the seasonality of commercial demand deposits and the increased popularity of repurchase agreements by core Bank customers, as well as the Bank's marketing focus during the period which emphasized NOW accounts and certificates of deposit . The decline in demand deposits between December 1996 and September 1997 reflects the recurring seasonal increase in demand accounts which occurs at each year end. Core deposit growth during 1997 was sufficient to fund loan growth. Therefore, minimal additional funding was required from noncore customer sources. The balance of certificates of deposit obtained through the National CD Network was $34.1 million and $46.9 at September 30, 1997 and December 31, 1996, respectively. The balance of brokered certificates of deposit was $85 million and $81 million at September 30, 1997 and December 31, 1996 respectively.


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

The Bank's Tier 1 risk-based capital ratios were 9.78% and 10.23% at September 30, 1997 and December 31, 1996, respectively. The Bank's total risk-based capital ratios were 11.04% and 11.48% at September 30, 1997 and December 31, 1996, respectively. The declines in these ratios were due to the decrease in tangible capital resulting from the dividend of approximately $84.0 million to CTFG in connection with the Split-Off Transactions. The Bank's capital was immediately supplemented with a capital contribution of $58.7 million from the Parent Company on the date of the consummation of the Split-Off Transactions. As a result of the capital contribution, the Bank remained above the regulatory "well capitalized" guidelines subsequent to the Split-Off Transactions.

For the period of February 12, 1997 to September 30, 1997 the Parent Company declared $2.2 million and $810,000 in preferred stock and common stock dividends, respectively. On October 14, 1997 the Company declared a dividend of $.09 per common share, totaling $418,000, payable on October 20, 1997.

On September 30, 1997, the Company awarded 140,453 shares of restricted common stock under its Incentive Compensation Plan. The issuance of the awards was recorded in stockholder's equity, with compensation expense equal to the fair market value of the grants to be recognized over the vesting period.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's and the Bank's capital ratios were as follows for the dates indicated:


                                                                                                                  To Be Well
                                                                                                              Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                        Actual                  Adequacy Purpose               Action Provision
                                                 ---------------------        ----------------------        -----------------------
                                                   Amount      Ratio            Amount       Ratio            Amount       Ratio
                                                 -----------  --------        ------------  --------        ------------  ---------
                                                                                  (in thousands)
As of September 30, 1997:
   Total Capital (to Risk Weighted Assets)
       Successor Basis - Taylor Capital
           Group, Inc. - Consolidated            $119,245      9.11 %          >$104,739     >8.00 %             NA
       Cole Taylor Bank                           144,488     11.04            > 104,744     >8.00           >$130,930     >10.00 %
   Tier I Capital (to Risk Weighted Assets)
       Successor Basis - Taylor Capital
           Group, Inc. - Consolidated             102,770      7.85 %          >  52,370     >4.00               NA
       Cole Taylor Bank                           128,015      9.78            >  52,372     >4.00           >  78,835     > 6.00
   Leverage (1)
       Successor Basis - Taylor Capital
           Group, Inc. - Consolidated             102,770      5.50 %          >  74,745     >4.00               NA
       Cole Taylor Bank                           128,015      6.85            >  74,717     >4.00           >  93,396     > 5.00

As of December 31, 1996:
   Total Capital (to Risk Weighted Assets)
       Predecessor Basis - Cole Taylor Bank      $158,874     11.48 %          >$110,702     >8.00 %         >$138,338     >10.00 %
   Tier I Capital (to Risk Weighted Assets)
       Predecessor Basis - Cole Taylor Bank       141,492     10.23            >  55,351     >4.00           >  83,027     > 6.00
   Leverage (1)
       Predecessor Basis - Cole Taylor Bank       141,492      7.63            >  74,158     >4.00           >  92,698     > 5.00


----------------------------------------------
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.


Liquidity and Asset/Liability Management

In connection with the Split-Off Transactions, the Bank's liquidity temporarily increased as the Bank sold certain loans and received a capital contribution from the Parent Company. During 1997, this cash was redeployed primarily into investment securities. Growth in customer deposits has been approximately sufficient to fund loan growth through September 30, 1997, thereby requiring only temporary increases in wholesale funding sources during the period. The Company's current liquidity remains within target levels maintained in prior years and management believes wholesale borrowings remain at prudent levels.

In September 1997, the Bank signed a lease for space in the downtown business district (the "Loop") area of the city of Chicago with plans to open a branch facility in early 1998. The cost of the build-out of the space is estimated at less than $1 million and will be funded from current operations.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Litigation

On October 20, 1997, the Company was served notice of a suit filed by a shareholder of Cole Taylor Financial Group, Inc., (the former parent company of Cole Taylor Bank). The suit named as defendants Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) and Taylor Capital Group, Inc. as well as all persons who were the directors of Cole Taylor Financial Group, Inc. prior to the Split-Off Transactions, including: Jeffrey W. Taylor, Bruce W. Taylor, Sidney Taylor, Melvin Pearl, Adelyn Dougherty and Richard W. Tinberg, all of whom ceased serving as directors of Cole Taylor Financial Group, Inc. upon completion of the Split-Off Transactions and are current directors of Taylor Capital Group, Inc. The suit alleges breach of duty of disclosure by Reliance Acceptance Group, Inc. The Plaintiff seeks declaration of the suit as a class action, rescinding of the Split-Off Transactions and unspecified damages. Management believes the complaint is without merit and intends to vigorously defend the allegations. Management is unable to predict at this early point the eventual outcome of this litigation.


New Accounting Pronouncements

SFAS 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities that have issued common stock, if those securities trade in a public market, either on a stock exchange or in the over the counter market. Because the Company's common stock is not publicly traded, the pronouncement does not apply to the Company.

SFAS 129 "Disclosure of Information about Capital Structure" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement requires disclosure of descriptive information about securities that is not necessarily related to the computation of earnings per share. The statement also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. The Company will provide all required disclosures in its consolidated financial statements for the year ended December 31, 1997.

 SFAS No. 130 "Reporting Comprehensive Income" was issued in June 1997. The statement, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company currently reports the effect of changes in the market value of available-for-sale securities as a component of stockholders' equity. Under SFAS 130, these unrealized gains and losses would be reported in comprehensive income.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal years beginning after December 15, 1997. Management is currently assessing what segment information may be appropriate and informative to financial statement readers.


Safe Harbor Provision of the Private Securities Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1996. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1997, 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from the Split-Off Transactions. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated February 7, 1997.

TAYLOR CAPITAL GROUP, INC.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

On October 20, 1997, the Company was served notice of a suit filed by a shareholder of Cole Taylor Financial Group, Inc., (the former parent company of Cole Taylor Bank). The suit named as defendants Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) and Taylor Capital Group, Inc. as well as all persons who were the directors of Cole Taylor Financial Group, Inc. prior to the Split-Off Transactions, including: Jeffrey
W. Taylor, Bruce W. Taylor, Sidney Taylor, Melvin Pearl, Adelyn Dougherty and Richard W. Tinberg, all of whom ceased serving as directors of Cole Taylor Financial Group, Inc. upon completion of the Split-Off Transactions and are current directors of Taylor Capital Group, Inc. The suit alleges breach of duty of disclosure by Reliance Acceptance Group, Inc. The Plaintiff seeks declaration of the suit as a class action, rescinding of the Split-Off Transactions and unspecified damages. Management believes the complaint is without merit and intends to vigorously defend the allegations. Management is unable to predict at this early point the eventual outcome of this litigation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits - See Exhibit Index on page 27.
           (b) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Taylor Capital Group, Inc.
                                  --------------------------------
                                            (Registrant)



Date:   November 11, 1997         /s/   J. Christopher Alstrin
       ------------------         ---------------------------------
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