Form 10-K405
period 1997-12-31
TAYLOR CAPITAL GROUP INC
filed 1998-04-14
CIK 1025536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      JANUARY 1, 1997 TO DECEMBER 31, 1997

                         Commission file no. 333-14713
                      ------------------------------------

                           TAYLOR CAPITAL GROUP, INC.
              Exact Name of registrant as specified in its charter

                  DELAWARE                                       36-4108550
       State or other jurisdiction of                         I.R.S. Employer
       incorporation or organization                         Identification No.

                        350 EAST DUNDEE ROAD, SUITE 300
                         WHEELING, ILLINOIS 60090-3199
              Address of principal executive offices and Zip Code

                                 (847) 808-6369
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the voting or nonvoting common stock of the registrant is held by non-affiliates of the registrant.

     On March 26, 1998, there were 4,654,533 shares of the registrant's common stock issued and outstanding.

                    The Exhibit Index is located on page 96.

================================================================================

                           TAYLOR CAPITAL GROUP, INC.

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
   PART I.
     Item 1.       Business....................................................         3
     Item 2.       Properties..................................................        16
     Item 3.       Legal Proceedings...........................................        16
     Item 4.       Submission of Matters to a Vote of Security Holders.........        17
   PART II.
     Item 5.       Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................        18
     Item 6.       Selected Financial Data.....................................        19
     Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operation....................................        20
     Item 7a       Quantitative and Qualitative Disclosures about Market
                   Risk........................................................        51
     Item 8.       Financial Statements and Supplementary Data.................        52
     Item 9.       Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure....................................        85
   PART III.
     Item 10.      Directors and Executive Officers of the Registrant..........        86
     Item 11.      Executive Compensation......................................        88
     Item 12.      Security Ownership of Certain Beneficial Owners and
                   Management..................................................        91
     Item 13.      Certain Relationships and Related Transactions..............        92
   PART IV.
     Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................        93

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

ITEM 1.  BUSINESS

     Taylor Capital Group, Inc. (the "Company" or the "Parent Company"), is a bank holding company, incorporated October 9, 1996, that wholly owns Cole Taylor Bank (the "Bank"). The Company was formed by certain members of the Bank's management and related investors to consummate the acquisition of the Bank. The Company acquired the Bank on February 12, 1997 in the Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank was a wholly-owned subsidiary of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

     The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock and a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million.

     The Company also wholly owns CT Mortgage Company, Inc. (the "Mortgage Company") and CTRE, Inc., a subsidiary of the Bank.

THE BANK

     The Bank commenced operations over 60 years ago as Main State Bank. In 1978, Drovers National Bank was purchased. The Bank of Yorktown was acquired in 1982 and Wheeling Trust & Savings Bank, Ford City Bank & Trust Co. and Skokie Trust & Savings Bank were acquired in 1984. At the end of 1988, the banks (other than The Bank of Yorktown), were merged into Cole Taylor Bank. The Bank of Yorktown was merged into Cole Taylor Bank in 1992.

     The Bank provides a full range of commercial and consumer banking services to small and mid-size businesses and to individuals through its eleven branch offices in Chicago neighborhoods and suburban Cook County, Illinois and DuPage County, Illinois. The Bank's historical market niche has been providing commercial loans to small and mid-size companies located in the Chicago metropolitan area.

     The Bank offers various loan products such as commercial and industrial loans, residential construction and mortgage loans, consumer loans as well as a full range of deposit services including checking, savings and money market accounts and certificates of deposit. The Bank's trust division provides a wide array of trust services for corporations and individuals.

     The Bank's primary market is the Chicago metropolitan area. Five of the Bank's branch offices are located in Chicago neighborhoods and the remainder are located in suburban Cook and DuPage counties. A substantial majority of the Bank's total consolidated net loans are attributable to customers located in the Chicago metropolitan area. Generally, each branch draws most of its deposits from and makes most of its consumer and small business loans within a three mile radius of the respective branch; however, the Bank's branches provide commercial banking services and make industrial loans to companies located throughout the Chicago metropolitan area.

     The Bank's staff focuses on establishing and maintaining long-term relationships with customers. The Bank encourages its officers to actively participate in community organizations and, within credit and rate of return parameters, the Bank attempts to ensure that it meets the credit needs of its communities and that it invests in local municipal securities. The Bank has focused its marketing efforts on its "Relationship Builders" advertising campaign and promoting programs such as the Bank's "Sweat Equity" program, in which commercial lenders, branch managers and trust officers from the Bank spend a day working at a customer's business.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

LOANS AND INVESTMENTS

General

     In allocating its assets among locally generated loans, investment assets and other earning assets, the Bank attempts to maximize return while managing risk at an acceptable level. The Bank has identified and implemented strategies to reach these goals, including an emphasis on quality local loan growth, diversification and long-term performance of its earning asset portfolios. The following is a brief description of lending and investment activities engaged in by the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Portfolio."

Commercial and Industrial Loans

     Commercial and industrial loans represent the largest portion (approximately 56% at December 31, 1997) of the Bank's loan portfolio. The Bank makes both collateralized and unsecured loans. Collateral for loans generally includes accounts receivable, inventory, equipment and real estate. Included in this category are commercial real estate loans, which are generally collateralized by owner-occupied properties used for business purposes.

Real Estate -- Residential Construction Loans

     The real estate-residential construction loan portfolio consists primarily of loans to professional home builders and developers. These loans, which at December 31, 1997 comprised approximately 15% of the loan portfolio, have increased as a percentage of total loans outstanding in recent years, primarily because of an increase in home building in the Chicago metropolitan area. Generally, these loans are structured with three components: a non-revolving lot loan which is used to fund costs other than construction such as marketing, architectural costs and financing fees; a construction revolver primarily relating to pre-sold homes; and a letter of credit which the bank issues to guarantee the performance of a customer to a third party. These loans generally mature and are completely repaid within two years and bear interest at an annual rate based on prime.

Real Estate -- Mortgage Loans

     The real estate-mortgage loan portfolio primarily consists of first mortgage loans for single-family properties and represents approximately 16% of the Bank's loan portfolio at December 31, 1997. The Bank generally sells conforming mortgages into the secondary market. In late 1995, the Bank began purchasing loans on a wholesale basis from approved mortgage bankers and other financial intermediaries. Currently, approximately 60% of originations are originated through the Bank's retail network and 40% are originated through its wholesale sources. Both retail and wholesale loans are underwritten by the Bank and the majority are processed for pooling and sale into the secondary market.

     From the time a formal commitment is extended to the borrower until the sale of the resulting mortgage loan to the secondary mortgage market investor, the Bank is exposed to changes in interest rates which impact the market values of these loans. The primary method used to manage this risk is forward sale of either the mortgages or mortgage securities. Mortgage loans held for sale are valued at the lower of cost or fair value. Fair value is the commitment price for loans sold forward and market prices for loans not hedged.

Home Equity Lines of Credit

     The Bank offers home equity lines of credit through both its retail network and its wholesale mortgage broker network. These lines can be drawn at the discretion of the borrower. Approximately 75% of the home equity lines, after giving effects to the outstanding loan balance of any existing mortgage loan, do not exceed 80% of the appraised value of the underlying real estate collateral. Both retail and wholesale loans are underwritten by the Bank.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Consumer Loans

     The Bank's consumer loan portfolio consists of both collateralized and unsecured loans to individuals for various personal reasons, including automobile purchases, credit cards and home improvement loans. At December 31, 1997, consumer loans comprised approximately 4% of the loan portfolio.

LOAN APPROVAL PROCEDURES AND AUTHORITY

     The Bank's Loan Policy is established by the Board of Directors based upon the recommendations of the Bank's Chief Credit Officer and the Credit Policy Committee. The Loan Policy of the Bank is reviewed and reaffirmed by the Board of Directors not less often than annually. The Bank's Lending Guidelines for its various product lines are approved by the Credit Policy Committee and reviewed annually by that Committee as well as the Directors' Loan Committee. These guidelines and policies set forth the underwriting criteria for the various types of loans originated by the Bank based upon the risks attendant to each type of loan, the borrowers of such loans and the types of collateral. The Credit Policy Committee also determines the adequacy of the Bank's allowance for loan losses.

     The Board of Directors has granted designated individuals $1.0 million loan authority. Credit exposures in excess of $1.0 million, but less than $3.0 million require concurrence approval of both the Lending Division Manager and the Credit Policy Division. The Bank's Loan Committee, in addition to the Lending Division Manager and the Credit Policy Division, must approve all loans and commitments in excess of $100,000 when the aggregate credit exposure is $3.0 million or more. All loans or commitments in excess of $2.0 million are presented for review on a monthly basis to the Directors' Loan Committee (which includes members of the Bank's Board of Directors). Subject to these requirements, each loan officer has authority to approve loans that comply with the Bank's commercial lending guidelines and loan policies of up to a specified amount which is determined based upon such person's experience and position with the Bank. Any exception to the Bank's commercial lending guidelines and loan policies must be approved by a higher authority, such as the Loan Committee or Credit Policy Committee.

INVESTMENT PORTFOLIO

     The Company's investment portfolio is used primarily to provide a source of earnings and secondarily for liquidity management purposes. In addition, the investment portfolio may be used to effect asset and liability management objectives. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments, mortgage-backed securities, collateralized mortgage obligations and a modest amount of investment grade obligations of state and political subdivisions. Virtually all of the Bank's securities at December 31, 1997 were rated investment grade by a nationally recognized rating organization. The Bank is a party to one interest rate swap contract with a notional amount of $25 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Investment Securities."

DEPOSITS

     Each of the Bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market accounts, and certificates of deposit. Deposits at each Bank are insured by the Federal Deposit Insurance Corporation up to statutory limits. The Bank also gathers deposits through brokerage relationships and a nationwide electronic certificate of deposit rate posting service provided by a third party vendor. Retail investment securities activities on behalf of the Bank's customers are completed through a third party agreement with a registered broker/dealer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits."

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

TRUST DIVISION

     The Bank's Trust and Asset Management Division provides a wide array of trust services for corporations and individuals. The Bank's trust business mix consists of approximately 14% employee benefits, 26% exchange/land trusts, 40% personal trusts, and 20% corporate trusts. Historically, the Trust and Asset Management Division primarily has serviced its commercial customers out of its office located near downtown Chicago. The Division is also emphasizing tax deferred exchanges and employee benefit plans to commercial business customers for additional growth.

COMPETITION

     The banking business is highly competitive. The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The Bank's principal competitors include other commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. In recent years, several major multi-bank holding companies have entered the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Bank and have access to greater capital and other resources. As a result of these and other factors, future growth opportunities for the Bank may be limited. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors may have advantages over the Bank in providing certain services.

THE MORTGAGE COMPANY

     The Mortgage Company began operations in the first quarter of 1996 in the subprime mortgage market for loans secured by first and second mortgages on a brokered basis. The Mortgage Company's principal office was located in Altamonte Springs, Florida. Depending on referrals from independent brokers, the Mortgage Company would originate, warehouse and resell residential mortgages of borrowers who did not qualify for conventional loans or whose borrowing needs were otherwise not met by traditional residential mortgage lenders. Such borrowers may not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market for a number of reasons, such as blemished credit histories (from past loan delinquencies or bankruptcy), inability to provide income verification data or lack of established credit history. These wholesale originated loans were funded using the underwriting criteria of selected secondary mortgage market investors and were typically sold to one of those buyers after a period of warehousing at the Mortgage Company.

     The Mortgage Company derived its income principally from gains on the sale of loans and, to a lesser degree, from net interest income on loans being held for sale. In instances wherein a sold loan was to be prepaid during the first year after sale, the Mortgage Company may be obligated to refund a portion of the premium paid by the secondary mortgage market investor for such loan. In addition, the agreements under which the loans are sold to institutional buyers contain representations and warranties which are standard in the mortgage industry. Violations of these representations and warranties could constitute grounds for a requirement for the seller of the loan to repurchase any such loan. Furthermore, the agreements under which the loans are sold contain indemnification provisions which are standard in the mortgage industry and which could require the payment of sums beyond the repurchase price. All obligations of the Mortgage Company under the various loan sale agreements, including, without limitation, obligations to make refunds, to repurchase loans and to indemnify, were guaranteed by the Company.

     On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the Mortgage Company employees. The

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Florida-based operations generated the majority of the Mortgage Company's operations. The Mortgage Company has not originated any loans since the sale of its Florida operations.

CTRE, INC.

     CTRE, Inc. is a subsidiary within which the Company conducts reverse exchange transactions executed in connection with its real estate trust services business. CTRE, Inc. acts as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions are funded entirely with nonrecourse borrowings. During the holding period the customers lease the assets at rentals approximating the debt service payments on the borrowings. The assets are not used in the operations of the Company. On March 19, 1998, the Company sold CTRE, Inc. All assets and borrowings of the subsidiary were sold with the subsidiary.

EMPLOYEES

     At December 31, 1997, the Bank and the Parent Company had a total of approximately 611 and 6 full-time equivalent employees, respectively. None of the employees of the Company or the Bank are subject to a collective bargaining agreement. The Company and the Bank consider their relationships with employees to be good.

SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and its subsidiaries, including the Bank, can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and the legislative and governmental actions of Congress and the various federal and state regulatory agencies with jurisdiction over the Company and the Bank, such as the Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the Illinois Office of Banks and Real Estate ("IOBRE"). The effect of applicable statutes, regulations and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Furthermore, such statutes, regulations and other pronouncements and policies are intended to protect the Bank's depositors and the FDIC's deposit insurance fund, not to protect stockholders. Bank holding companies and banks are subject to enforcement actions by their regulators for statutory and regulatory violations and safety and soundness considerations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial, managerial and operating matters, regulated financial institutions such as the Company and the Bank must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

     The statutory requirements applicable to, and regulatory supervision of, bank holding companies and banks have increased significantly and have undergone substantial change in recent years. These changes are embodied in, among others, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act") and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), and the regulations promulgated thereunder. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized, and the provisions of the Community Development Act and IBBEA are still being implemented. As a result, the impact of these new laws on the Company and the Bank cannot be predicted with certainty.

     Legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of the Company and its subsidiaries. On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 ("DIFA") which imposes a special assessment on federally-insured

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

depository institutions to contribute towards the cost of interest due on bonds issued between 1987 and 1989 to resolve failed savings and loan associations. Because the Bank had no Savings Association Insurance Fund ("SAIF") -- assessable deposits, the Company was not required to pay the special assessment imposed by DIFA. However, to cover the annual Financial Corporation ("FICO") assessment for the period from January 1, 1997 until December 31, 1999, banks, including the Bank, pay annually on their Bank Insurance Fund ("BIF") deposit base 1.29 basis points, according to revised Banking Committee estimates. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the FICO assessment on a pro rata basis (estimated to run 2.43 basis points on each institution's insured deposit base). Recently enacted legislation allows well-capitalized bank holding companies to engage in certain activities without the advance approval of the FRB. Well-capitalized bank holding companies are required merely to notify the FRB within 10 business days of engaging in such activity. Congress recently has considered legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been introduced in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of the Company or the Bank.

     The following discussion and other references to and descriptions of the regulation of financial institutions and their parent holding companies contained herein are not intended to constitute and do not purport to be a complete statement of all legal restrictions and requirements applicable to the Company and the Bank, and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and policies.

  REGULATION OF BANK HOLDING COMPANIES AND THEIR NON-BANK SUBSIDIARIES

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, the Company is subject to regulation, supervision and examination by the FRB. The Company is also subject to the limitations and requirements of the Illinois Bank Holding Company Act ("IBHCA"). These limitations and requirements, however, are no more restrictive in most instances than those imposed by the BHCA and the FRB. The business and affairs of the Company are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, regulations relating to capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require the Company to commit resources to support the Bank in circumstances in which the Company might not do so absent the FRB's policy.

     In 1996, Federal Reserve examiners began assigning a formal supervisory rating relating to the adequacy of a bank holding company's and its member bank's risk management processes, including their internal controls. The emphasis on sound risk management processes and strong internal controls reflects the Federal Reserve's view that proper risk management is critical to the conduct of safe and sound banking activities in light of new technologies, activities in product innovation and other changes to the banking industry.

     Acquisition of Banks and Bank Holding Companies

     The BHCA generally prohibits a bank holding company from (1) acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (2) acquiring control of a bank or another bank holding company, (3) acquiring all or substantially all of the assets of a bank, or (4) merging or consolidating with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition, managerial resources and future prospects of the combining and resulting institutions, the convenience and needs of the communities the combined organization would serve, the record of performance

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

of each combining organization under the Community Reinvestment Act ("CRA") and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws. In addition, both the federal Change In Bank Control Act and the Illinois Banking Act ("IBA") impose limitations on the ability of one or more individuals or other entities to acquire control of the Company or the Bank.

Affiliate Transactions

     The Federal Reserve Act and IBA impose certain limitations on extensions of credit and other transactions by and between banks and their parent holding companies or affiliates of their parent holding companies. Under the Bank Holding Company Act Amendments of 1970 and the FRB's regulations, a bank holding company and its bank and nonbanking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property and the furnishing of any services.

     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Interstate Banking and Branching

     Beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA also provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Under Illinois law, after May 31, 1997, an Illinois chartered bank, such as the Bank, may establish and maintain branches in another state that may conduct any activity in the state that is authorized or permitted for any bank that has a banking charter issued by that state, subject to the same limitations and restrictions that are applicable to banks charted by the state. In addition, an out-of-state bank which is the resulting bank in a merger with an Illinois chartered bank may, after the merger, establish or maintain a branch or branches in Illinois at the locations where the in-state bank had its main office and branches in Illinois to the same extent as an in-state bank.

     The restrictions described above represent limitations on expansion by the Company and the Bank, the acquisition of control of the Company by another company and the disposition by the Company of all or a portion of the stock of the Bank or by the Bank of all or a substantial portion of its assets.

Permitted Non-Banking Activities

     The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, more than 5% of the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or another activity that the FRB has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Those activities that the FRB has determined by regulation to be closely related to banking include real estate mortgage lending, the principal activity of the Mortgage Company. Subject to certain exceptions, a bank holding company must obtain the prior approval of the FRB to engage in or acquire control of a company engaging in a permissible nonbanking activity.

     In evaluating such applications, the FRB will consider, among other relevant factors, whether permitting the bank holding company to engage in the activity in question can reasonably be expected to produce benefits to the public (such as increased convenience, competition or efficiency) that outweigh any possible adverse

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or safety and soundness concerns).

     The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

Capital Requirements

     The FRB has adopted minimum risk-based capital standards for bank holding companies. The FRB requires bank holding companies to maintain certain minimum ratios of risk-weighted capital to total risk-adjusted assets. Risk-adjusted assets include a "credit equivalent amount" of off-balance sheet items, determined in accordance with conversion factors set forth in the FRB's regulations. In August 1995, the federal bank regulators implemented a final rule to revise and expand the conversion factors used to calculate the credit equivalent amounts to recognize certain derivative contracts and transactions subject to qualifying bilateral netting arrangements. Each asset and off-balance sheet item, after certain adjustments, is assigned to one of four risk-weighing categories, 0%, 20%, 50% or 100%, and the risk-adjusted values then are added together to determine the total amount of risk-weighted assets.

     A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets, at least one-half of which must be Tier 1 capital. Tier 1 capital consists of common stockholders' equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital); and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill and certain other intangible assets. It is intended that the Preferred Stock will be considered Tier 1 capital for the purposes of those regulations.

     Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists, subject to certain limitations, of allowances for loan and lease losses (up to 1.25% of total weighted risk assets); perpetual preferred stock (to the extent not included in Tier 1 capital); hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock. In determining total capital, a bank holding company must deduct its investments in unconsolidated banking and finance subsidiaries and, as determined by the FRB on a case by case basis, other designated subsidiaries or associated companies; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined by the FRB on a case-by-case basis.

     The FRB also has established a minimum leveraged ratio requirement for bank holding companies. The minimum leverage ratio, which is defined as Tier 1 capital divided by average quarterly assets (net of allowance for losses and goodwill), is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Banking organizations, however, generally are expected to operate well above these minimum risk-based ratios and are expected to have ratios of at least 100 to 200 basis points above the stated minimum, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     As of December 31, 1997, the Company's consolidated regulatory ratios were: total risk-based capital ratio of 9.21%; a Tier 1 risk-based capital ratio of 7.95%; and a leverage ratio of 5.85%.

     The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance. Under the IBHCA, no bank holding company may acquire control of a bank if, at the time it applies for approval or at the time the transaction is consummated, its ratio of total capital to total assets as determined in accordance with then applicable FRB regulations, is or will be less than 7%.

     The federal bank regulators have previously indicated a desire to raise minimum capital requirements for banking organizations and have suggested that revisions to the risk-based capital requirements should be made. The effect of any future changes in the required capital ratios of the Company or the Bank cannot be determined at this time.

     Risk-based capital ratios which focus principally on broad categories of credit risk are only one indicator of the overall financial health of a bank organization. They do not incorporate other factors that can affect the Company's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

     In the event that the subsidiary institution fails to meet minimum capital requirements and is required to submit a capital restoration plan, such plan would be acceptable only if the parent holding company guarantees compliance with the plan up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into compliance with capital standards applicable at the time that the institution fails to comply.

Dividends

     The FRB has indicated that banking organizations should generally pay cash dividends out of current operating earnings and the current rate of earnings retention should be consistent with the organization's capital needs, asset quality and overall financial condition. A banking organization experiencing earnings weaknesses should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health or undermine its ability to serve as a source of strength to its subsidiary bank, such as by borrowing. The FRB may, and in certain circumstances must, prohibit a bank holding company from making any capital distributions without prior FRB approval if the subsidiary institution is undercapitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital Requirements." The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers or acquisitions.

REGULATION OF BANKS

     The Bank is a banking corporation organized under the IBA. As such, it is subject to regulation, supervision and examination by the IOBRE. The Bank is a member of the Federal Reserve System and, therefore, subject to regulation, supervision and examination by the FRB. The deposit accounts of the Bank are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, the Bank is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, the Bank's capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank. The federal bank regulators have recently adopted an interest rate risk component to the risk capital requirements to assess the exposure of banks to declines in the economic value of the bank's capital due to changes in interest rates.

Deposit Insurance

     As a BIF-insured institution, the Bank is required to pay deposit premiums to the BIF. The FDIC has implemented a risk-based deposit insurance assessment system under which each insured depository institution is assigned to one of nine categories based upon its level of capital and an evaluation of other supervisory factors and assessed insurance premiums accordingly. These premiums rates for the semiannual period beginning January 1, 1996 range from 0.0% of deposits included in an institution's "assessment base" for the highest rated institutions to .27% of such deposits for the lowest rated institutions, with well-capitalized and well-managed institutions paying only the statutory minimum yearly fee of $2,000. Risk classification of an insured institution is made by the FDIC for each semiannual assessment period.

     In August 1995, the FDIC revised the schedule for BIF-insured institutions to lower the premium rates to .04% for the highest rated institutions to .31% for the lowest rated institutions. The BIF rates were further reduced to 0.0% for the highest rated institutions and .27% for the lowest rated institutions effective January 1, 1996. The FDIC left untouched the premium levels for the period beginning July 1, 1996. Rates may be increased in the future if the designated reserve ratio for BIF falls below 1.25%, or are otherwise modified by the FDIC or the Congress. The FDIC may propose additional changes in the assessment rate matrix at a later date.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound banking practices, is in a condition that is unsafe or unsound for the continuation of operations or otherwise has violated any applicable law, regulation or order, or any condition imposed in writing by or in a written agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the pendency of a proceeding to terminate insurance if the institution has no tangible capital.

Capital Requirements

     FRB regulations establish the same three minimum capital standards for insured state member banks as they do for bank holding companies. Under the FRB regulations, the Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. See "Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Capital Requirements." The FRB capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

     FDICIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers under this provision depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 4% or greater, (iii) has a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating that is not experiencing

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

or anticipating significant growth) and (iv) does not meet the definition of a well capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth);
(B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The appropriate federal banking regulator may downgrade a bank to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the bank is in an unsafe or unsound condition or (ii) that the bank has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam.

     As of December 31, 1997, the Bank qualified as "well capitalized," with a total risk-based capital ratio of 11.16%; a Tier 1 risk-based capital ratio of 9.90% and a leverage ratio of 7.26%.

     Depending upon the capital category to which an institution is assigned, the regulators' supervisory and corrective powers, many of which are mandatory in certain circumstances, include a prohibition on capital distributions by the institution if, after making the distribution, it would be undercapitalized; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; requiring the holding company to divest the institution or other nonbanking subsidiaries; prohibiting the holding company from making any distributions without FRB approval; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. See "-- Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Dividends."

Dividends

     Under the IBA, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until said additions to surplus, in the aggregate, equal at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). The Bank is also subject to various regulatory policies and requirements relating to the payment of dividends. See "Regulation of Banks -- Capital Requirements."

     The FRB permits a state member bank such as the Bank to pay dividends, while it continues its banking operations, in an amount not greater than its net profits then on hand, after deducting therefrom its losses and bad debts. No state member bank may pay as a dividend any portion of its paid-in capital and no state member bank may pay dividends if its accumulated losses equal or exceed its undivided profits then on hand. The FRB cash dividend policy statement described above (See "Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Dividends") also applies to the payment of dividends by state member banks.

Insider and Affiliate Transactions

     The Bank is subject to certain restrictions imposed by the Federal Reserve Act and the IBA on any extensions of credit to, purchase of assets from, and other transactions with the Company and its nonbanking subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     Such restrictions prevent the Company and its affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of specified amounts. Further, such secured loans, investments and other transactions between the Bank and the Company or its affiliates are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). The sales of some assets, for example the sales of mortgages by the Mortgage Company to the Bank, are exempt from these percentage limitations with affiliates, however, the transaction must comply with regulations prohibiting terms that would be preferential to the Company or the Mortgage Company and the Bank which would implicate these provisions.

     Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to principal stockholders of the Company and to directors and certain executive officers of the Company, its non-bank subsidiaries and the Bank and to "related interests" of such principal stockholders, directors and officers. In addition, any director or officer of the Company or the Bank or principal stockholder of the Company may be limited in his or her ability to obtain credit from banks with which the Bank maintains a correspondent relationship.

Community Reinvestment Act

     In connection with its lending activities, the Bank is subject to a variety of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Home Mortgage Disclosure Act ("HMDA"), Real Estate Settlement Procedures Act ("RESPA"), Truth-In-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), Fair Credit Reporting Act ("FCRA"), the CRA and similar Illinois laws applicable to, among other things, usury, credit discrimination and business practices.

     The CRA requires a bank to define the communities that it serves, identify the credit needs of such communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which it offers credit products and takes other actions that respond to the credit needs of the communities. Under FIRREA, the FRB is required to conduct annual CRA examinations of insured financial institutions and to assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory" based on their record of meeting community needs.

     The federal banking regulatory agencies will take into account the CRA ratings of combining organizations and their level of compliance with the Equal Credit Opportunity Act in connection with acquisitions involving a change in control of a financial institution and, if any of the combining institutions has a CRA rating of "needs improvement" or "unsatisfactory," the agency may deny the application or require corrective action as a condition of its approval. The Bank's latest CRA relating was "outstanding". Under recently approved regulations, the Bank will be subject to a new system for evaluating its actual performance in meeting community needs. There can be no certainty as to the effect, if any, that any that such changes will have on the Bank.

     The operations of the Mortgage Company are subject to HMDA, RESPA, TILA, ECOA, the regulations promulgated thereunder and similar state laws applicable to among other things, usury, credit discounts and business practices. Provisions of those statutes and related regulations prohibit discrimination and require disclosure of certain basic information to mortgagors such as credit and settlement costs. Each of the subsidiaries of the Mortgage Company has or will obtain all necessary licenses in all states in which it conducts or expects to conduct its mortgage operations.

Annual Audit, Reporting and Managerial Control Requirements

     Under FDICIA, the FDIC was required to promulgate regulations requiring FDIC-insured financial institutions over a certain size to have an annual independent audit of their financial statements in accordance with generally accepted auditing standards, to have an independent audit committee of outside directors, and

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

to file with the FDIC and their respective primary federal regulators annual reports, attested to by their independent auditors, as to their internal control over financial reporting. The FDIC's regulations apply these requirements to insured depository institutions with total assets of $500 million or more. The requirements can be satisfied by audit procedures adhered to by a parent entity such as the Company that is consolidated with the Bank for financial reporting purposes. Legislation has been considered and may be considered in the future that could result in substantial changes to the audit requirements. There is no certainty as to what, if any, effect such legislation may have on the Company or the Bank.

Brokered Deposits

     The FDIC has issued a rule regarding the ability of depository institutions to accept brokered deposits, i.e. deposits obtained through a deposit broker. The rule provides that (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is subject to limitations on the rate of interest payable on brokered deposits, and (iii) a "well capitalized" institution may accept or renew brokered deposits without restriction. At December 31, 1997, the Bank had brokered deposits of $70 million and was considered "well capitalized" for purposes of this rule. See "Risk Factors -- Liquidity Management".

Other FDICIA Rules

     The banking agencies have also adopted or proposed rules to implement provisions of FDICIA, the Community Development Act and the IBBEA, including:
(i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk, transferring of assets without recourse and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules prohibiting, with certain exceptions, state member banks from making equity investments of types and amounts not permissible for national banks; and (v) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution.

Change In Control

     As an Illinois bank, the Bank is subject to the rules regarding change in control of Illinois banks contained in the IBA. The Company is also subject to these rules by virtue of its control of the Bank. Generally, the IBA provides that no person or entity or group of affiliated persons or entities may, without the Commissioner's consent, directly or indirectly, acquire control of an Illinois bank. Such control is presumed if any person, directly or indirectly, owns or controls 20% or more of the outstanding stock of an Illinois bank or such lesser amount as would enable the holder or holders, by applying cumulative voting, to elect one director of the bank.

     In evaluating applications for acquisition of control of an Illinois bank or bank holding company, in addition to the IOBRE's consideration of other factors deemed relevant, the IOBRE must find that the character of the proposed management of the bank, after the change in control will assure reasonable promise of successful, safe and sound operation; that the future earnings prospects of the bank after the promised change in control are favorable, and that any prior involvement that the proposed controlling persons or the proposed management of the institution after the change in control have had with any other financial institution has been conducted in a safe and sound manner. See "Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Acquisition of Banks and Bank Holding Companies."

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

ITEM 2.  PROPERTIES

     The principal offices of both the Company and the Bank are located in the Bank's main office building at 350 East Dundee Road, Wheeling, Illinois. The Bank's main office is leased by the Bank under a renegotiated lease which commenced on January 1, 1995 and expires March 31, 2010, with options to extended until March 31, 2025.

     The Company owns six of the buildings from which Bank branches are operated: Ashland, Skokie, Burbank, Yorktown, Old Orchard and Western. The company leases the land under the buildings at Yorktown, Old Orchard and Western. The Company leases the buildings for its Cicero, Woodlawn, Jackson and West Washington (Chicago Loop location opening April 1998) branches, which in accordance with the current lease terms expire in or may be extended to January 2002, May 2013, March 2014 and December 2007, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February, 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included amongst the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company. One case also names the Bank as a defendant. All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

     Four of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages, attorneys' fees and rescission of the Split-Off Transactions.

     Seven other similar lawsuits are pending. Although the Company has not been named as a defendant in those suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor and J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

     Pursuant to the Share Exchange Agreement in which Jeffrey W. Taylor, Bruce
W. Taylor, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") agreed to acquire the Company from Reliance, the Taylor Family may be obligated to indemnify Reliance for 25% of any losses (net of any insurance proceeds paid to, or for the benefit of Reliance or members of its Board of Directors), including without limitation, any costs or expenses of defense or settlement of any suits, actions or proceedings initiated by third-parties and any judgments in such suits, actions or proceedings relating to the Split-Off Transactions (the "Transaction Indemnification Obligation"). Subsequently, the Company agreed to indemnify and hold harmless the Taylor Family from and against any and all liabilities of the Taylor Family arising under the Transaction Indemnification Obligation. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code, and all of the aforementioned cases in which Reliance had been named as a defendant are now stayed as to Reliance. The Company is unable at this time to predict the extent to which it might be called upon to fulfill its indemnification obligations to the Taylor Family with respect to the Transaction Indemnification Obligations.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     All of these cases are in their early stages. The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself vigorously. In addition, the Company has agreed to advance defense costs that are not otherwise advanced by insurance carriers on behalf of members of the Taylor Family and directors and officers of the Company who are defendants in these cases. Such costs will be expensed as incurred. The Company is unable at this time to predict the potential impact of the litigation on the financial condition of the Company.

     On February 16, 1996, Carolyn B. Blackwell, Sandra Carbone, Phyllis K. Cramer, George Havelka and Philip A. Roche v. Cole Taylor Bank, Cole Taylor Financial Group, Inc., Sidney Taylor, Jeffrey Taylor, Bruce Taylor, Richard Keneman, Daniel Bleil and Fred deRoode was filed by five former Bank branch managers in the U.S. District Court for the Northern District of Illinois, Eastern Division, claiming age discrimination, race discrimination (as to one of them) and defamation. The plaintiffs sought unspecified compensatory and punitive damages. The Company filed a motion to dismiss and a motion for Summary Judgment which was granted in the Company's favor. The plaintiffs have obtained new counsel and have appealed the trial court's order. Their appeal is currently pending.

     The Company is from time to time a party to various other legal actions arising in the normal course of its business. Management knows of no such other legal actions threatened or pending against the Company that are likely to have a material adverse impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public market for the Company's common stock.

     As of March 26, 1998, the approximate number of stockholders of record of the common stock was 66, based upon securities position listings furnished to the Company by the transfer agent and registrar.

     The Company has paid regular cash dividends on the common stock since it commenced operations in the first quarter of 1997. The following table sets forth, for each quarter in 1997, the dividends declared on the common stock:

                                                              DIVIDENDS PER
                                                              COMMON SHARE
                                                              -------------
1997:
First Quarter.............................................        $0.09
Second Quarter............................................         0.09
Third Quarter.............................................         0.09
Fourth Quarter............................................         0.09

     The holders of the common stock are entitled to receive such dividends as are declared by the Board of Directors of the Company, which considers payment of dividends quarterly. The common stock dividends are subject to the rights of holders of preferred stock. It is the intention of the Company to continue to pay cash dividends on the common stock. There is no assurance that dividends will be paid by the Company or that dividends will not be reduced or eliminated in the future. In determining the timing and amount of dividends the Board of Directors considers the earnings, capital requirements and debt of the Company, the Bank and Mortgage Company as well as general economic conditions and other relevant factors. The Bank's ability to pay dividends is subject to regulatory restrictions. See "Supervision and Regulation."

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below under the caption "Income Statement Data" and "Balance Sheet Data" for the period of February 12, 1997 to December 31, 1997 and as of December 31, 1997 are derived from the audited financial statements of the Company. The selected data for the years ended, and as of December 31, 1996, 1995, 1994 and 1993 are derived from the historical audited financial statements of the Bank on a stand alone basis. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Basis of Presentation". This data should be read in conjunction with the financial statements, the notes thereto and other financial information included elsewhere in this Form 10-K.

                                             SUCCESSOR BASIS--
                                               TAYLOR CAPITAL
                                              GROUP, INC. (2)
                                                CONSOLIDATED
                                             FOR THE PERIOD OF            PREDECESSOR BASIS--COLE TAYLOR BANK
                                            FEBRUARY 12, 1997 TO   -------------------------------------------------
                                                DECEMBER 31,               FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------   -------------------------------------------------
                                                    1997              1996         1995         1994         1993
                                            --------------------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA: (1)
  Gross interest income....................      $  122,614        $  138,897   $  133,684   $  116,267   $  101,828
  Gross interest expense...................          60,458            66,377       64,366       44,118       35,147
                                                 ----------        ----------   ----------   ----------   ----------
    Net interest income....................          62,156            72,520       69,318       72,149       66,681
  Provision for loan losses................           4,061             3,307        4,056        7,374       10,521
  Noninterest income.......................          17,873            15,824       14,227       12,887       15,425
  Noninterest expense......................          59,534            55,373       53,549       55,248       53,926
  Provision for income taxes...............           6,321             9,971        7,774        6,512        4,937
                                                 ----------        ----------   ----------   ----------   ----------
    Net income.............................      $   10,113        $   19,693   $   18,166   $   15,902   $   12,722
                                                 ==========        ==========   ==========   ==========   ==========
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets.............................      $1,855,711        $1,812,505   $1,774,032   $1,719,653   $1,544,095
  Investments and federal funds sold.......         482,671           409,464      443,348      488,019      459,349
  Loans....................................       1,204,437         1,224,994    1,211,622    1,130,177      986,384
  Allowance for loan losses................          25,813            24,184       23,869       22,833       19,740
  Total deposits...........................       1,377,957         1,406,900    1,364,075    1,293,411    1,180,845
  Short-term borrowings....................         186,053           162,182      202,033      243,997      209,227
  Nonrecourse borrowings...................          18,757                --           --           --           --
  Notes payable............................         112,000            85,000       61,003       47,864       37,690
  Stockholders' equity.....................         141,070           141,635      132,741      118,997      101,763
EARNINGS PERFORMANCE DATA:
  Return on average total assets...........            0.61%             1.08%        1.05%        0.98%        0.87%
  Return on average stockholders' equity...            8.64             14.73        14.29        14.50        13.00
  Net interest margin (tax-equivalent).....            4.22              4.35         4.38         4.88         5.11
  Ratio of earnings to fixed charges:
    Including interest on deposits.........            1.25x             1.44x        1.40x        1.50x        1.49x
    Excluding interest on deposits.........            1.80              3.12         2.42         2.84         3.04
BALANCE SHEET AND OTHER KEY RATIOS:
  Nonperforming assets to total assets.....            0.81%             0.82%        1.08%        1.03%        1.15%
  Nonperforming assets to total loans plus
    repossessed property...................            1.25              1.21         1.57         1.56         1.78
  Net loan charge-offs to average total
    loans..................................            0.27              0.24         0.26         0.41         0.57
  Allowance for loan losses to total
    loans..................................            2.14              1.97         1.97         2.02         2.00
  Allowance for loan losses to
    nonperforming loans....................          189.34            176.29       174.76       157.61       156.67
  Average stockholders' equity to average
    total assets...........................            7.10              7.36         7.34         6.75         6.73

---------------
(1) Neither the Company's nor the Bank's common stock is or was publicly traded, therefore, the per share disclosure for earnings and dividends is not presented.

(2) Earnings performance data and net loan charge offs to average total loans are annualized.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Taylor Capital Group, Inc. as of December 31, 1997 and for the period of February 12, 1997 to December 31, 1997 and of Cole Taylor Bank on a stand-alone basis as of December 31, 1996 and for the period of January 1, 1997 to February 11, 1997 and for the years ended December 31, 1996 and 1995. This discussion should be read in conjunction with the "Selected Financial Data," the Company's Financial Statements and the Notes thereto and other financial data appearing elsewhere in this Form 10-K.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. (the "Mortgage Company") and CTRE, Inc. The Company is a bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below) which were accounted for by the purchase method of accounting.

     Management's discussion and analysis compares the results of operations and financial condition of the consolidated Company with the results of operations and financial condition of the Bank on a stand alone predecessor basis for prior periods. As a result of the Split-Off Transactions, the consolidated financial information of the Company for the period February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the Bank for the periods prior to the Split-Off Transactions and therefore, is not comparable. While financial information related to the Bank for the period January 1, 1997 through February 11, 1997 is included in this management discussion and analysis, the performance for the period is not analyzed because the period is not sufficient in length to discuss its performance in depth.

     The Split-Off Transactions were a series of transactions pursuant to which Cole Taylor Financial Group, Inc. ("CTFG") transferred the common stock of the Bank and the Mortgage Company to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks, uncertainties or other factors. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1996. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Annual Report on Form 10-K that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the year 2000 on the Company's computer systems and the computer systems of its

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from the Split-Off Transactions including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described elsewhere in this Form 10-K or in the Company's previous filings with the Securities and Exchange Commission, including, without limitation, the Company's Prospectus dated February 7, 1997.

OVERVIEW

     Generally, the 1997 financial results of the consolidated Company in comparison to the Bank on a stand alone predecessor basis present reduced profitability. The primary reasons for the decline in consolidated profitability include: (1) the application of purchase accounting at the time of the Split-Off which resulted in the recording of $38.3 million of goodwill and the related goodwill amortization expense, (2) the inclusion of approximately $27 million in acquisition debt and the related interest expense and (3) the addition of salary and operating expenses of the Parent and Mortgage Companies. Additionally, the 1997 consolidated financial results of the Company on a successor basis, which commenced operations on February 12, 1997, include less than a full year's operations.

     For the period of February 12, 1997 to December 31, 1997, approximately
10 1/2 months, the consolidated Company's net income was $10.1 million. Annualized return on average assets was .61%, while annualized return on average equity was 8.64%. Total assets of the company were $1.86 billion at December 31, 1997. Loans totaled $1.20 billion. Deposits totaled $1.38 billion and stockholders' equity was $141.1 million.

     The Bank's 1996 net income of $19.7 million represented an 8.4% increase over net income of $18.2 million in 1995. Return on average assets increased to 1.08% in 1996 compared to 1.05% in 1995. Return on average equity increased to 14.73% in 1996 from 14.29% in 1995. Total assets of the Bank were $1.81 billion and $1.77 billion as of December 31, 1996 and 1995, respectively. Loans grew to $1.22 billion in 1996 compared to $1.21 billion in 1995. Total deposits were $1.41 billion and $1.36 billion at December 31, 1996 and 1995, respectively. Stockholder's equity increased to $ 141.6 million at December 31, 1996 compared to $132.7 million at December 31, 1995.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

     Consolidated net interest income for 1997 (with an adjustment for tax-exempt income) was $64.2 million. Net interest income (with an adjustment for tax-exempt income) for 1996 for the Bank on the predecessor basis was $74.9 million, an increase of 4.3% from $71.8 million in 1995. The lower net interest income reported on the successor basis was principally due to the consolidated reporting period for 1997 consisting of 42 fewer days of interest earned than the Bank's 1996 predecessor basis period, as well as the addition of the Parent Company's term loan and revolving credit facility.

     Net interest margin, which is determined by dividing taxable-equivalent net interest income by average interest-earning assets, was 4.22% (on an annualized basis) for the consolidated Company for the 1997 reporting period. The net interest margin on a consolidated successor basis was lower than the 4.35% margin of the predecessor Bank on a stand alone basis because of the addition of the Parent Company's term loan and revolving credit facility, the effect of purchase accounting on the yield on investment securities, decreased loan

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

fees and the recording of approximately $38.3 million of goodwill, which resulted in the Company's consolidated nonearning assets increasing as a percentage of total assets. The change in loan mix that resulted from the disposition of the indirect automobile loan portfolio in connection with the Split-Off Transactions increased the total loan portfolio yield. However, the total earning asset yield was unchanged as the lower yielding investment securities portfolio constituted a greater proportion of the Company's earning assets than in prior years. While funding costs at the Bank remained relatively unchanged in 1997, the addition of the higher cost Parent and Mortgage Company debt resulted in higher consolidated costs than that reported by the predecessor Bank in 1996.

     Growth in net interest income on the predecessor basis of $3.1 million during 1996 was due to a 5.0% increase in average earning assets. Average loan growth totaled $100 million with the majority of the growth in commercial loans. Net interest margin for the Bank on the predecessor basis decreased during 1996 to 4.35%, as compared to 4.38% in 1995. The decline in earning assets yield was primarily due to the decline in the prime rate in 1996. The rate paid on interest bearing liabilities declined in 1996 from 1995 due to lower market interest rates and decreased dependence on certain wholesale borrowings.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth certain information relating to the Company's consolidated and the predecessor Bank's average balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% rate.

     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                   SUCCESSOR BASIS -- TAYLOR
                                    CAPITAL GROUP, INC. --                   PREDECESSOR BASIS -- COLE TAYLOR BANK --
                                    CONSOLIDATED -- FOR THE                      FOR THE YEARS ENDED DECEMBER 31,
                                  PERIOD OF FEBRUARY 12, 1997     ---------------------------------------------------------------
                                     TO DECEMBER 31, 1997                      1996                             1995
                                -------------------------------   ------------------------------   ------------------------------
                                                        YIELD/                            YIELD/                           YIELD/
                                 AVERAGE                 RATE      AVERAGE                 RATE     AVERAGE                 RATE
                                 BALANCE     INTEREST   (%)(3)     BALANCE     INTEREST    (%)      BALANCE     INTEREST    (%)
                                ----------   --------   -------   ----------   --------   ------   ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities(1):
  Taxable.....................  $  412,304   $23,086     6.33%    $  367,546   $22,987     6.25%   $  400,868   $25,382     6.33%
  Non-taxable (tax
    equivalent)...............      62,709     4,343     7.83         64,825     5,906     9.11        66,904     6,117     9.14
                                ----------   -------              ----------   -------             ----------   -------
      Total investment
        securities............     475,013    27,429     6.53        432,371    28,893     6.68       467,772    31,499     6.73
                                ----------   -------              ----------   -------             ----------   -------
Cash Equivalents..............      31,422     1,544     5.55         28,233     1,489     5.27        11,519       672     5.83
                                ----------   -------              ----------   -------             ----------   -------
Loans(2):
  Commercial and industrial...     854,286    68,974     9.12        809,415    73,473     9.08       719,113    68,003     9.46
  Real estate mortgages.......     206,468    13,458     7.37        216,096    15,787     7.31       215,601    16,007     7.42
  Consumer and other..........     150,805    11,915     8.93        236,570    19,869     8.40       226,799    18,721     8.25
  Fees on loans...............                 1,339                             1,815                            1,294
  Less: Allowance for loan
    losses....................     (25,114)                          (24,827)                         (23,506)
                                ----------   -------              ----------   -------             ----------   -------
    Net loans (tax
      equivalent).............   1,186,445    95,686     9.11      1,237,254   110,944     8.97     1,138,007   104,025     9.14
                                ----------   -------              ----------   -------             ----------   -------
      Total earning assets....   1,692,880   124,659     8.32      1,697,858   141,326     8.32     1,617,298   136,196     8.42
                                ----------   -------              ----------   -------             ----------   -------
NONEARNING ASSETS:
  Cash and due from banks.....      74,823                            69,485                           65,453
  Premises and equipment,
    net.......................      21,541                            16,627                           15,133
  Accrued interest and other
    assets....................      75,696                            33,159                           33,391
                                ----------                        ----------                       ----------
      Total nonearning
        assets................     172,060                           119,271                          113,977
                                ----------                        ----------                       ----------
TOTAL ASSETS..................  $1,864,940   124,659     7.55     $1,817,129   141,326     7.78    $1,731,275   136,196     7.87
                                ==========   -------              ==========   -------             ==========   -------
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits................  $  329,199    10,374     3.56     $  338,508    12,062     3.56    $  344,466    12,494     3.63
    Savings deposits..........     116,472     2,630     2.55        121,497     3,113     2.56       127,987     3,311     2.59
    Time deposits.............     650,165    32,271     5.61        687,553    38,343     5.58       552,956    31,229     5.65
                                ----------   -------              ----------   -------             ----------   -------
      Total deposits..........   1,095,836    45,275     4.67      1,147,558    53,518     4.66     1,025,409    47,034     4.59
                                ----------   -------              ----------   -------             ----------   -------
Short-term borrowings.........     194,270     8,870     5.16        160,338     8,719     5.44       233,003    13,584     5.83
Notes payable.................     108,881     6,313     6.55         70,184     4,140     5.90        57,176     3,748     6.56
                                ----------   -------              ----------   -------             ----------   -------
      Total interest bearing
        liabilities...........   1,398,987    60,458     4.88      1,378,080    66,377     4.82     1,315,588    64,366     4.89
                                ----------   -------              ----------   -------             ----------   -------

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                   SUCCESSOR BASIS -- TAYLOR
                                    CAPITAL GROUP, INC. --                   PREDECESSOR BASIS -- COLE TAYLOR BANK --
                                    CONSOLIDATED -- FOR THE                      FOR THE YEARS ENDED DECEMBER 31,
                                  PERIOD OF FEBRUARY 12, 1997     ---------------------------------------------------------------
                                     TO DECEMBER 31, 1997                      1996                             1995
                                -------------------------------   ------------------------------   ------------------------------
                                                        YIELD/                            YIELD/                           YIELD/
                                 AVERAGE                 RATE      AVERAGE                 RATE     AVERAGE                 RATE
                                 BALANCE     INTEREST   (%)(3)     BALANCE     INTEREST    (%)      BALANCE     INTEREST    (%)
                                ----------   --------   -------   ----------   --------   ------   ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
NONINTEREST-BEARING
  LIABILITIES:
  Noninterest-bearing
    deposits..................     301,941                           289,389                          273,667
  Nonrecourse borrowings(4)...       8,330                                --                               --
  Accrued interest and other
    liabilities...............      23,348                            15,991                           14,903
                                ----------                        ----------                       ----------
      Total
        noninterest-bearing
        liabilities...........     333,619                           305,380                          288,570
                                ----------                        ----------                       ----------
STOCKHOLDERS' EQUITY..........     132,334                           133,669                          127,117
                                ----------                        ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY........  $1,864,940                        $1,817,129                       $1,731,275
                                ==========                        ==========                       ==========
Net interest income (tax
  equivalent).................               $64,201                           $74,949                          $71,830
                                             =======                           =======                          =======
Net interest spread...........                           3.44%                             3.50%                            3.53%
Net interest margin...........                           4.22%                             4.35%                            4.38%
                                                         ====                              ====                             ====

---------------

(1) Investment securities average balances are based on amortized cost.

(2) Nonaccrual loans are included in the above stated average balances.

(3) Yields / rates are annualized.

(4) Interest expense on nonrecourse borrowings is presented net on the income statement with trust fees.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table allocates the changes in net interest income to changes in reporting periods, average balances or average rates for earning assets and interest-bearing liabilities. The change in net interest income due to both volume and rates has been allocated proportionately. The successor basis change in net interest income for 1997 includes a reporting period variance, described as a change due to days, which reflects the impact of the 42 day shorter reporting period in 1997. Interest income is measured on a tax-equivalent basis using a 35% rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                   SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP,
                                  INC. -- CONSOLIDATED -- FOR THE PERIOD OF
                                    FEBRUARY 12, 1997 TO DECEMBER 31, 1997      PREDECESSOR BASIS -- COLE
                                     COMPARED TO THE PREDECESSOR BASIS --        TAYLOR BANK -- FOR THE
                                     COLE TAYLOR BANK FOR THE YEAR ENDED         YEAR ENDED DECEMBER 31,
                                              DECEMBER 31, 1996                   1996 COMPARED TO 1995
                                  ------------------------------------------   ---------------------------
                                          CHANGE DUE TO                          CHANGE DUE TO
                                  ------------------------------               -----------------
                                   VOLUME      DAYS       RATE        NET      VOLUME     RATE       NET
                                  --------   ---------   -------   ---------   -------   -------   -------
                                                               (IN THOUSANDS)
INTEREST EARNED ON:
  Investment securities:
     Taxable....................  $ 2,829    $ (3,002)   $  272    $     99    $(2,087)  $  (308)  $(2,395)
     Tax-exempt.................     (188)       (565)     (810)     (1,563)      (189)      (22)     (211)
  Cash equivalents..............      174        (201)       82          55        887       (70)      817
  Loans.........................   (4,490)    (12,442)    1,674     (15,258)     8,870    (1,951)    6,919
                                  -------    --------    ------    --------    -------   -------   -------
Total interest earned...........   (1,675)    (16,210)    1,218     (16,667)     7,481    (2,351)    5,130
                                  -------    --------    ------    --------    -------   -------   -------
INTEREST PAID ON:
  Interest-bearing demand
     deposits...................     (331)     (1,349)       (8)     (1,688)      (214)     (218)     (432)
  Savings deposits..............     (128)       (342)      (13)       (483)      (167)      (31)     (198)
  Time deposits.................   (2,096)     (4,196)      220      (6,072)     7,511      (397)    7,114
  Short-term borrowings.........    1,769      (1,153)     (465)        151     (4,002)     (863)   (4,865)
  Notes payable.................    2,493        (821)      501       2,173        793      (401)      392
                                  -------    --------    ------    --------    -------   -------   -------
Total interest paid.............    1,707      (7,861)      235      (5,919)     3,921    (1,910)    2,011
                                  -------    --------    ------    --------    -------   -------   -------
Net interest income.............  $(3,382)   $ (8,349)   $  983    $(10,748)   $ 3,560   $  (441)  $ 3,119
                                  =======    ========    ======    ========    =======   =======   =======

Provision for Loan Losses

     Management determines a provision for loan losses which it considers sufficient to maintain an adequate level of allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, the adjustments are reported in income through the provision for loan losses in the appropriate period.

     The consolidated Company's provision for loan losses, on the successor basis, for the shorter 1997 reporting period, was $4.1 million, which includes the provision for loan losses from the Mortgage Company of $165,000. The provision for loan losses for the Mortgage Company in 1996 was $35,000. The predecessor basis Bank's 1996 provision for loan losses was $3.3 million, a decrease of $749,000, or 18.5%, from 1995's provision for loan losses of $4.1 million. The decline in the provision in 1996 resulted primarily from the sale of indirect

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

auto loans in December 1996, as the reserve for loan losses was adjusted to reflect the nonrecourse sale of those loans. Net charge-offs, through the allowance for loan losses, during the 1997 reporting period on the successor basis were $2.9 million. On the predecessor basis, net charge-offs through the allowance for loan losses were $3.0 million for both 1996 and 1995. See "Financial Condition -- Allowance for Loan Losses."

Noninterest Income

     The following table shows noninterest income for the periods indicated:

                               NONINTEREST INCOME

                                           SUCCESSOR BASIS --
                                             TAYLOR CAPITAL       PREDECESSOR BASIS -- COLE TAYLOR BANK
                                             GROUP, INC. --      ---------------------------------------
                                              CONSOLIDATED           FOR THE
                                           FOR THE PERIOD OF        PERIOD OF
                                          FEBRUARY 12, 1997 TO   JANUARY 1, 1997    FOR THE YEARS ENDED
                                              DECEMBER 31,       TO FEBRUARY 11,        DECEMBER 31,
                                          --------------------   ---------------    --------------------
                                                  1997                1997            1996        1995
                                          --------------------   ---------------    --------    --------
                                                                  (IN THOUSANDS)
Deposit service charges................         $ 7,500              $1,022         $ 7,934     $ 7,006
Retail credit card service charges.....             472                  60             446         193
Merchant credit card processing fees...             307                  40             302         253
Trust fees.............................           3,331                 359           3,635       3,539
Gain on sales of loans.................           2,598                 169             983         563
Mortgage loan servicing income.........             341                  57             943       1,125
ATM Fees...............................             693                  63             289         262
Other noninterest income...............           1,000                 160           1,292       1,286
Gain on sale of merchant credit card
  program..............................           1,230                  --              --          --
Investment securities gains............             401                  --              --          --
                                                -------              ------         -------     -------
     Total noninterest income..........         $17,873              $1,930         $15,824     $14,227
                                                =======              ======         =======     =======

     Total noninterest income for the consolidated Company was $17.9 million for the period of February 12, 1997 to December 31, 1997. Noninterest income for 1997, excluding the impact of investment securities gains and the gain on the sale of the merchant credit card program, was $16.2 million. The Bank's predecessor basis 1996 noninterest income was $15.8 million, an increase of $1.6 million, or 11.2%, from $14.2 million in 1995.

     Deposit service charges totaled $7.5 million for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The Bank's predecessor basis deposit service charges totaled $7.9 million in 1996. The lower deposit service charge income on the successor basis is primarily due to the Company's 1997 reporting period having 42 fewer days than the Bank's predecessor basis 1996 reporting period. Deposit service charges on the predecessor basis increased $.9 million, or 13.2%, in 1996 from $7.0 million in 1995. The increase was the result of increases in the business deposit account service charges.

     Retail credit card service charges of $472,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were higher than the $446,000 reported in the Bank's predecessor basis 1996 reporting period despite the 42 fewer days in the period. The increase in retail credit card service charges was a result of the growth in the credit card portfolio since 1995.

     Merchant credit card processing fees of $307,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997 approximated the $302,000 reported by the Bank's predecessor basis 1996 reporting period despite the 42 fewer days in the period and the sale of the majority of the merchant

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

credit card deposit processing business in September 1997 to an unrelated third party. The sale resulted in a realized gain of $1,230,000. Monthly merchant credit card deposit processing fees averaged $31,000 in 1997 prior to the sale. Merchant credit card processing fee income is expected to be significantly reduced in the future.

     Trust fees for the consolidated Company were $3.3 million for the period of February 12, 1997 to December 31, 1997. The Bank's predecessor basis trust fees in 1996 were $3.6 million. The lower trust fee income on the successor basis is primarily due to the Company's 1997 reporting period having 42 fewer days than the Bank's predecessor basis 1996 reporting period. Fee income generated from the reverse exchange program that was sold in 1998 was not significant in 1997. See "Financial Condition -- Nonearning Assets". Trust fees for the predecessor Bank were relatively unchanged from 1995 to 1996.

     Gain on sales of loans was $2.6 million for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The 1997 consolidated gain on sales of loans includes $632,000 in gains attributable to the Mortgage Company. The gain on sales of loans for the Bank's predecessor period was $983,000 and $563,000 in 1996 and 1995 respectively. The increase from 1996 to 1997 was primarily due to a higher percentage of loans sold with servicing released. The increase from 1995 to 1996 was due to a greater volume of loans sold.

     On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the Mortgage Company employees. The proceeds for the sale, net of related disposition expenses, the carrying value of the assets sold, payments for pipeline commitments that subsequently closed and the write-off of goodwill of $403,000 resulted in a loss of approximately $10,000. The Florida-based operations comprised the majority of the Mortgage Company's operations. Since the sale, the Mortgage Company has not originated any loans. The Mortgage Company is not expected to generate any significant income in 1998.

     Mortgage loan servicing income was $341,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The Bank did not purchase any mortgage servicing rights in 1997 or in prior years. All servicing rights were generated from loans originated by the Company. Both 1996 and 1995 show gains from bulk sales of mortgage servicing rights, $451,000 in 1996 and $487,000 in 1995. Amortization of capitalized mortgage servicing rights increased in each of the three years. The Bank's portfolio of mortgage loans serviced for others was $311 million, $283 million and $195 million at December 31, 1997, 1996 and 1995 respectively. On January 30, 1998, the Bank contracted to sell the servicing rights for approximately $270 million of mortgage loans serviced for others. The mortgage servicing rights were obtained through loan origination by the Bank where the loan was subsequently sold. Management estimates that the proceeds from the sale, after all related expenses, will result in a gain of approximately $1.4 million in 1998. The sale of the mortgage servicing rights is expected to reduce loan servicing income in 1998.

     ATM fee income was $693,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The Bank's predecessor basis 1996 ATM fee income was $289,000. The consolidated Company's higher ATM fee income is due to the implementation of a surcharge fee in the 4th quarter of 1996. The Bank's predecessor basis ATM fees for 1996 and 1995 were relatively unchanged.

     Other noninterest income, which principally includes standby letters of credit fees, fees from financial services (i.e., the sale of certain insurance products and other financial services products), and vault rental fees, totaled $1.0 million for the consolidated Company for the 1997 reporting period. The Bank's predecessor basis other noninterest income for 1996 totaled $1.3 million. The lower other noninterest income on the successor basis is primarily the result of the consolidated Company's 1997 reporting period having 42 fewer

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

days than the Bank's predecessor basis 1996 reporting period. Other noninterest income in 1996 and 1995 on the predecessor basis remained fairly flat.

     Investment security gains for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $401,000. There were no investment security sales or gains in 1996 or 1995 on the predecessor basis. During the period of February 12, 1997 to December 31, 1997, the proceeds from security sales were $53.2 million with a resultant gross gain of $401,000. The securities sales were a result of a modest realignment of the Bank's mortgage-backed securities portfolio. These realignments were undertaken in response to changing market conditions and reflects management's actions to modify the Bank's interest rate risk profile.

Noninterest Expense

     The following table shows noninterest expense for the periods indicated:

                              NONINTEREST EXPENSE

                                          SUCCESSOR BASIS --
                                            TAYLOR CAPITAL
                                            GROUP, INC. --         PREDECESSOR BASIS--COLE TAYLOR BANK
                                             CONSOLIDATED       ------------------------------------------
                                          FOR THE PERIOD OF       FOR THE PERIOD
                                         FEBRUARY 12, 1997 TO   OF JANUARY 1, 1997    FOR THE YEARS ENDED
                                             DECEMBER 31,        TO FEBRUARY 11,          DECEMBER 31
                                         --------------------   ------------------    --------------------
                                                 1997                  1997             1996        1995
                                         --------------------   ------------------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
Salaries and employee benefits........         $31,683                $3,645          $30,171     $28,973
Occupancy of premises, net............           5,298                   656            5,198       4,880
Furniture and equipment...............           3,262                   322            3,017       2,651
Computer processing...................           2,004                   222            2,033       1,676
Legal fees............................           2,227                   194            1,473       1,655
Advertising and public relations......           1,713                   157            1,764       1,582
Goodwill and other intangible
  amortization........................           2,253                    20              199         196
Other real estate and repossessed
  asset expense.......................             551                    31              695       1,169
Other noninterest expense.............          10,543                 1,219           10,823      10,767
                                               -------                ------          -------     -------
  Total noninterest expense...........         $59,534                $6,466          $55,373     $53,549
                                               =======                ======          =======     =======
Efficiency ratio (1)..................           74.77%                61.60%           62.68%      64.10%

---------------

(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income, less security gains.

     Total noninterest expense for the consolidated Company for the period of February 12, 1997 to December 31, 1997 was $59.5 million. Total noninterest expense on the Bank's predecessor basis in 1996 was $55.4 million, a $1.8 million, or 3.4%, increase from noninterest expense in 1995 of $53.5 million. The higher noninterest expense in 1997, despite the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's reporting period, was primarily due to the inclusion of the noninterest operating expenses of the Parent and Mortgage Companies which totaled $4.9 million and the amortization of the goodwill related to the Split-Off Transactions of $2.3 million.

     Salaries and employee benefits represent the largest category of noninterest expense. For the consolidated Company's period of February 12, 1997 to December 31, 1997, salaries and benefits totaled $31.7 million. Salaries and benefits for 1996 on the predecessor basis totaled $30.2 million. Included in the consolidated

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Company's salary and benefits expense for the 1997 reporting period was $2.8 million of expense relating to the Mortgage and Parent Companies, and $1.5 million of expense primarily resulting from the establishment of new long-term incentive plans, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's 1996 reporting period. In 1996, the Bank's predecessor basis salaries and benefits increased $1.2 million, or 4.1%, to $30.2 million from $29.0 million in 1995. This increase resulted from a $1.1 million increase in expenses relating to the Bank's incentive, employee stock ownership, and profit sharing plans. During the period of February 12, 1997 to December 31, 1997, the consolidated Company had average full-time equivalent employees of 606, while the Bank averaged 604 and 676 full-time equivalent employees in 1996 and 1995, respectively.

     Occupancy expenses for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $5.3 million. Occupancy expenses in 1996 for the predecessor Bank were $5.2 million. The consolidated Company's occupancy expense for the 1997 reporting period includes expenses of $31,000 relating to the Mortgage and Parent Companies, $194,000 related to the Bank's Old Orchard (Skokie, IL) branch which opened in late 1997 and increased depreciation of purchase accounting adjustments resulting from the write-up of the premises to their fair value in connection with the Split-Off Transactions, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days. Occupancy expenses in 1996 for the predecessor Bank, increased $318,000, or 6.5%, over 1995 due to the Bank's Broadview, IL branch which opened in late 1996. In December 1997, the Company signed a lease to open an additional banking facility at 111 West Washington Street, in downtown Chicago. The facility is expected to open in April of 1998.

     Furniture and equipment expenses for the consolidated Company for the period of February 12, 1997 to December 31, 1997 totaled $3.3 million. The predecessor Bank's 1996 furniture and equipment expense totaled $3.0 million. The consolidated Company's higher expense in the 1997 reporting period is due to the inclusion of $43,000 of expense relating to the Mortgage and Parent Companies, increased depreciation of purchase accounting adjustments resulting from the write-up of the furniture and equipment to their fair value in connection with the Split-Off Transactions, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's 1996 reporting period. The predecessor Bank's furniture and equipment expenses increased $366,000, or 13.8% in 1996 from $2.7 million in 1995 due to technology enhancements and new banking facilities.

     Computer processing expense is comprised of payments to third party processors primarily for the Company's "mission critical" data processing applications, including loans, deposits, general ledger and ATM operations. The expense for the consolidated Company for the period of February 12, 1997 to December 31, 1997 was $2.0 million. The Bank's predecessor basis 1996 computer processing expense also was $2.0 million. Increases in amounts paid to third party processors in 1997 was offset by the shorter 1997 reporting period. Computer processing expense in 1996 for the predecessor Bank increased $357,000, or 21.3%, from $1.7 million in 1995. This 1996 increase was attributable to volume increases in retail credit card processing charges and enhancements in certain data processing systems made in 1995.

     Legal fees for the consolidated Company for the period of February 12, 1997 to December 31, 1997 totaled $2.2 million. The predecessor Bank's 1996 legal fees totaled $1.5 million. Legal expenses at the Parent and Mortgage Companies, included in the 1997 consolidated total of $2.2 million, were $707,000. The consolidated Company's higher expense is generally attributable to increased litigation costs associated with various legal actions against the Company. Legal fees for the Bank in 1996 decreased $182,000 from $1.7 million in 1995. The predecessor Bank's 1995 expense includes increased litigation costs associated with various legal actions concluded in 1995. Unless and until the Company can obtain reimbursement for certain litigation related legal expenses, the Company's total legal expense in 1998 could exceed that reported in 1997. See "Litigation".

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Advertising and public relations expense for the consolidated Company for the period of February 12, 1997 to December 31, 1997 was $1.7 million. Advertising and public relations expense in 1996 for the predecessor Bank was $1.8 million. The consolidated Company's 1997 expense includes increased advertising related to the opening of the Bank's new Old Orchard branch, offset by the shorter 1997 reporting period. Advertising and public relations expenses in 1996 for the predecessor Bank increased $182,000, or 11.5%, from $1.6 million in 1995 because of an increased emphasis on direct marketing.

     Goodwill and other intangible amortization expense for the consolidated Company for the period of February 12, 1997 to December 31, 1997 totaled $2.3 million. The Bank's predecessor basis 1996 and 1995 goodwill and other intangible amortization expense totaled $199,000 and $196,000, respectively. The consolidated Company's 1997 expense includes higher amortization of goodwill related to the acquisition of the Bank and Mortgage Company.

     Other real estate and repossessed asset expense for the consolidated Company for the period of February 12, 1997 to December 31, 1997 was $551,000. The predecessor Bank's other real estate and repossessed asset expense was $695,000 in 1996 and $1.1 million in 1995. The 1997 decrease in expense was primarily due to the disposition in the spring of 1996 of a significant repossessed business property initially acquired in August of 1995. Provision for losses on other real estate included in these amounts were $252,000, $72,000 and $243,000 for the successor basis reporting period of February 12, 1997 to December 31, 1997, and for the predecessor Bank's years ended December 31, 1996, and 1995, respectively. The principal balance of other real estate and repossessed assets outstanding as of December 31, 1997, 1996, and 1995 was $1.5 million, $1.1 million and $5.4 million, respectively. See "Financial Condition -- Nonperforming Loans and Assets."

     Other noninterest expense (which principally includes certain professional fees, FDIC insurance, consulting, outside services and other operating expenses such as telephone, postage, office supplies and printing, etc.) for the consolidated Company for the period of February 12, 1997 to December 31, 1997 totaled $10.5 million. The Bank's predecessor basis 1996 expense totaled $10.8 million. The lower expense on the successor basis is primarily a result of the consolidated Company's shorter 1997 reporting period. The predecessor Bank's other noninterest expense was relatively flat in 1996 compared to 1995.

Income Taxes

     Income tax expense for the period of February 12, 1997 to December 31, 1997 totaled $6.3 million. The effective income tax rate for the consolidated Company approximated 38.5%. In connection with the Split-Off Transactions, the Company acquired state net operating loss carryforwards and deductible temporary differences totaling approximately $60 million. In accordance with generally accepted accounting principles, the state income tax benefit of these items is applied against goodwill when recognized, rather than as a reduction of income tax expense. A valuation allowance was established at the date of the acquisition to reduce the deferred state income tax asset to an amount deemed more likely than not to be realized. At December 31, 1997, $1.5 million of the valuation allowance relates to the acquired deferred state benefits. Future reductions in that portion of the valuation allowance, if appropriate, would reduce the goodwill recognized in connection with the acquisition of the Bank. No valuation reserve for deferred federal income tax assets was established at December 31, 1997 as management has determined that it is more likely than not that the deferred assets can be supported by carrybacks of federal taxable income to amounts paid in 1997 and taxable income estimated for 1998.

     Income tax expense for the Bank on the predecessor basis was $10.0 million for 1996 and $7.8 million for 1995. The effective income tax rate was 33.6% and 30.0% for 1996 and 1995, respectively. The effective income tax rate was lower than that reported for the consolidated Company primarily because the benefits of the Bank's state net operating loss carryforwards lowered income tax expense under the predecessor basis of accounting. In addition, the successor basis includes the impact of nondeductible goodwill amortization expense.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCIAL CONDITION

Investment Securities

     The purpose of the investment portfolio is primarily to provide a source of earnings and secondarily for liquidity management purposes. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and liquidity considerations, with a goal of maximizing longer-term overall profitability.

     The following tables present the composition and maturities of the investment portfolio by major category as of the periods indicated:

                        INVESTMENT PORTFOLIO COMPOSITION

                                     SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                 ---------------------------------------------------------------------
                                  AVAILABLE-FOR-SALE       HELD-TO-MATURITY              TOTAL
                                 ---------------------   ---------------------   ---------------------
                                             ESTIMATED               ESTIMATED               ESTIMATED
                                 AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                   COST        VALUE       COST        VALUE       COST        VALUE
                                 ---------   ---------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS)
December 31, 1997:
U.S. Treasury securities......   $205,007    $205,784          --          --    $205,007    $205,784
U.S. government agency
  securities..................     13,261      13,345          --          --      13,261      13,345
Mortgage-backed securities....     95,364      95,999          --          --      95,364      95,999
States and political
  subdivisions................         --          --      65,034      66,319      65,034      66,319
Collateralized mortgage
  obligations.................     84,330      84,017          --          --      84,330      84,017
Other securities..............         --          --      18,217      18,262      18,217      18,262
                                 --------    --------     -------     -------    --------    --------
       Total..................   $397,962    $399,145     $83,251      84,581    $481,213    $483,726
                                 ========    ========     =======     =======    ========    ========

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                  PREDECESSOR BASIS -- COLE TAYLOR BANK
                                  ---------------------------------------------------------------------
                                   AVAILABLE-FOR-SALE       HELD-TO-MATURITY              TOTAL
                                  ---------------------   ---------------------   ---------------------
                                              ESTIMATED               ESTIMATED               ESTIMATED
                                  AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                    COST        VALUE       COST        VALUE       COST        VALUE
                                  ---------   ---------   ---------   ---------   ---------   ---------
                                                                                         (IN THOUSANDS)
December 31, 1996:
U.S. Treasury securities........  $123,824    $123,738          --          --    $123,824    $123,738
U.S. government agency
  securities....................    44,855      45,075          --          --      44,855      45,075
Mortgage-backed securities......   163,239     159,771          --          --     163,239     159,771
States and political
  subdivisions..................        --          --      62,948      65,730      62,948      65,730
Collateralized mortgage
  obligations...................       240         233          --          --         240         233
Other securities................        --          --      12,024      12,028      12,024      12,028
                                  --------    --------     -------     -------    --------    --------
       Total....................  $332,158    $328,817     $74,972      77,758    $407,130    $406,575
                                  ========    ========     =======     =======    ========    ========
December 31, 1995:
U.S. Treasury securities........  $110,897    $111,688          --          --    $110,897    $111,688
U.S. government agency
  securities....................    55,131      55,738          --          --      55,131      55,738
Mortgage-backed securities......   195,463     193,953          --          --     195,463     193,953
States and political
  subdivisions..................        --          --      67,110      70,733      67,110      70,733
Collateralized mortgage
  obligations...................       364         356          --          --         364         356
Other securities................        --          --       9,503       9,506       9,503       9,506
                                  --------    --------     -------     -------    --------    --------
       Total....................  $361,855    $361,735     $76,613      80,239    $438,468    $441,974
                                  ========    ========     =======     =======    ========    ========

     During 1997, the Bank's investment portfolio increased in size primarily as a result of the liquidity generated in connection with the Split-Off Transactions. Excess cash from the sale of indirect auto loans along with the capital contribution from the Parent Company to the Bank was invested in the portfolio, primarily in U.S. Treasury securities. During the year, proceeds received from regular repayments and sales of mortgage-backed securities were reinvested primarily in collateralized mortgage obligations. Of the collateralized mortgage obligations, approximately $76.3 million are high coupon, sequential pay securities that are also known as synthetic premiums because the coupons on these securities exceed those on the underlying mortgage loans. Although of similar or shorter duration, these securities have greater market value risk than the mortgage-backed securities they replaced in the portfolio since they were purchased at high premiums.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                  INVESTMENT PORTFOLIO -- MATURITY AND YIELDS
                           (AS OF DECEMBER 31, 1997)

                                                                   MATURING
                                    -----------------------------------------------------------------------
                                                        AFTER ONE BUT      AFTER ONE BUT
                                         WITHIN             WITHIN            WITHIN             AFTER
                                        ONE YEAR          FIVE YEARS         TEN YEARS         TEN YEARS           TOTAL
                                    ----------------   ----------------   ---------------   ---------------   ----------------
                                     AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                    --------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                      (DOLLARS IN THOUSANDS)
Available-for-sale securities(1):
U.S. Treasury securities..........  $ 95,087    5.72%  $110,697    6.12%  $   --       --%  $   --       --%  $205,784    5.94%
U.S. government agency
  securities......................     3,092    6.48     10,254    6.66       --       --       --       --     13,346    6.62
  Mortgage-backed securities
    (3)...........................    17,808    6.12     57,498    6.09   18,503     6.46    2,190     7.61     95,999    6.20
  Collateralized mortgage
    obligations(3)................    11,672    6.57     72,345    6.63       --       --       --       --     84,017    6.64
                                    --------           --------           -------           -------           --------
    Total available-for-sale......   127,659            250,794           18,503             2,190             399,146
                                    --------           --------           -------           -------           --------
Held-to-maturity securities(2):
States and political
  subdivisions(4).................     7,717    8.93     25,789    8.36   28,764     7.68    2,764     7.31     65,034    8.09
Other securities..................        --      --         25    6.00      800     8.06   17,392     6.81     18,217    6.86
                                    --------           --------           -------           -------           --------
    Total held-to-maturity........     7,717             25,814           29,564            20,156              83,251
                                    --------           --------           -------           -------           --------
      Total securities............  $135,376           $276,608           $48,067           22,346             482,397
                                    ========           ========           =======           =======           ========

---------------
(1) Based on estimated fair value.
(2) Based on amortized cost.
(3) Maturities of mortgage-backed securities and collateralized mortgage obligations are based on anticipated lives of the underlying mortgages, not contractual maturities.
(4) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

     Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. The mortgage-backed securities consist principally of direct "pass through" securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk of mortgage-backed securities. The Company generally invests in state and municipal investment securities which are rated investment grade by nationally recognized rating organizations. Certain municipal issues, however, which are restricted to the Company's local market area, are not rated and undergo the Bank's standard underwriting procedures for loan transactions. Other securities are primarily composed of Federal Reserve Bank stock and Federal Home Loan Bank stock that are required to be maintained for various purposes. At December 31, 1997, the Company held no securities of any single issuer, other than the U.S. Treasury and U.S. government agency securities, including FNMA, that exceeded 10% of stockholders' equity. Although the Company holds securities issued by municipalities within the state of Illinois which, in the aggregate, exceed 10% of stockholders' equity, none of the holdings from individual municipal issues exceed this threshold.

     A significant portion of the Company's investment securities portfolio (approximately 61.9% at December 31, 1997) is used as collateral for public funds time deposits and securities sold under agreement to repurchase.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Loan Portfolio

     The Company's primary source of income is interest on loans. The following table presents the composition of the Company's and the predecessor Bank's loan portfolios at the end of the periods indicated:

                                 LOAN PORTFOLIO

                                       SUCCESSOR
                                    BASIS -- TAYLOR
                                        CAPITAL
                                    GROUP, INC. --
                                     CONSOLIDATED               PREDECESSOR BASIS -- COLE TAYLOR BANK
                                     DECEMBER 31,                            DECEMBER 31,
                                    ---------------     ------------------------------------------------------
                                         1997              1996           1995           1994          1993
                                    ---------------     ----------     ----------     ----------     ---------
                                                                  (IN THOUSANDS)
Commercial and industrial.........    $  671,506        $  655,919     $  638,497     $  611,670     $ 580,587
Real estate-residential
  construction....................       179,855           192,759        121,547         94,223        71,030
Real estate-mortgage..............       165,258           176,819        207,377        202,455       135,322
Mortgage loans held-for-sale......        31,771            25,153         15,748          1,554            --
Home equity lines of credit.......       104,287            86,648         65,371         52,628        41,945
Consumer..........................        50,391            84,622        166,346        172,299       160,157
Other loans.......................         2,448             4,622          2,061          1,136         1,559
                                      ----------        ----------     ----------     ----------     ---------
     Gross loans..................     1,205,516         1,226,542      1,216,947      1,135,965       990,600
Less: Unearned discount...........        (1,079)           (1,548)        (5,325)        (5,788)       (4,216)
                                      ----------        ----------     ----------     ----------     ---------
     Total loans..................     1,204,437         1,224,994      1,211,622      1,130,177       986,384
Less: Allowance for loan losses...       (25,813)          (24,184)       (23,869)       (22,833)      (19,740)
                                      ----------        ----------     ----------     ----------     ---------
     Loans, net...................    $1,178,624        $1,200,810     $1,187,753     $1,107,344     $ 966,644
                                      ==========        ==========     ==========     ==========     =========

     At December 31, 1997, the consolidated Company's gross loans totaled $1.21 billion. At December 31, 1996, the predecessor Bank's gross loans totaled $1.23 billion. The decline in loans between 1997 and 1996 is primarily due to the transfer of the indirect auto loans (included in the Consumer category) to CTFG in connection with the Split-Off Transactions. For the predecessor Bank, gross loans at December 31, 1996, increased $9.6 million over the previous year end. The increase is net of the sale of approximately $67 million of indirect auto loans completed on December 31, 1996 in contemplation of the Split-Off Transactions.

     Commercial and industrial loans, the largest component of the Company's loan portfolio, were $671.5 million at December 31, 1997. Commercial and industrial loans for the predecessor Bank were $655.9 million at December 31, 1996. Commercial and industrial loans represented 55.7% of the Company's loan portfolio at December 31, 1997, and 53.5% and 52.5%, of the predecessor Bank's loan portfolio at December 31, 1996 and 1995, respectively.

     Real estate-residential construction loans of the consolidated Company totaled $179.9 million at December 31, 1997. Real estate-residential construction loans of the predecessor Bank totaled $192.8 million at December 31, 1996. Real estate-residential construction loans represented 14.9% of the consolidated Company's loan portfolio at December 31, 1997, and 15.7% and 10.0%, of the predecessor Bank's loan portfolio at December 31, 1996 and 1995, respectively.

     At December 31, 1997, real estate-mortgage loans of the consolidated Company were $165.3 million. At December 31, 1996, real estate-mortgage loans of the predecessor Bank were $176.8 million. Real estate-mortgage loans of the consolidated Company represented 13.7% of gross loans as of December 31,

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

1997, and 14.4% and 17.0%, of the predecessor Bank's gross loans at December 31, 1996 and 1995, respectively. The declining trend in mortgage loans is due to normal loan amortization and prepayments and management's asset/liability strategy during 1997 and 1996 to limit investment in long-term maturity mortgage loans.

     Mortgage loans held-for-sale of the consolidated Company and of the predecessor Bank totaled $31.8 million and $25.2 million as of December 31, 1997 and December 31, 1996, respectively. The increase in mortgage loans held for sale from 1993 to 1997 reflects the increase in mortgage loan origination over the years as well as and the strategic plan to sell the majority of conforming mortgage loans originated rather than holding them in the Company's loan portfolio.

     Home equity lines of credit outstanding totaled $104.3 million as of December 31, 1997, for the consolidated Company, and $86.6 million as of December 31, 1996 for the predecessor Bank. Home equity lines of credit outstanding of the consolidated Company represented 8.7% of gross loans at December 31, 1997, and 7.1% and 5.4% of the predecessor Bank's gross loans at December 31, 1996 and 1995, respectively.

     Consumer loans of the consolidated Company and of the predecessor Bank were $50.4 million at December 31, 1997, and $84.6 million at December 31, 1996, respectively. Consumer loans consist of home equity loans, indirect and direct auto loans, credit card loans and other personal secured and unsecured loans. The decline in 1997 was due to the predecessor Bank transferring approximately $32 million of indirect auto loans to CTFG in connection with the Split-Off Transactions. The decline between 1995 and 1996 was primarily due to the sale of approximately $67 million of indirect auto loans completed in December 1996 in anticipation of the Split-Off Transactions. Consumer loans represented 4.2% of the consolidated Company's gross loans as of December 31, 1997, and 6.9% and 13.7%, of the predecessor Bank's gross loans at December 31, 1996 and 1995, respectively. (Included in consumer loans were retail credit card loans totaling $10.1 million, $9.8 million, $5.8 million and $128,000 at December 31, 1997, 1996, 1995 and 1994 respectively.)

     The following table sets forth the remaining maturities, net of unearned discount for certain commercial and consumer loans, at December 31, 1997:

                  MATURITIES AND RATE SENSITIVITY OF LOANS (1)

                                                   OVER 1 YEAR
                                                 THROUGH 5 YEARS          OVER 5 YEARS
                                              ---------------------   ---------------------
                                   ONE YEAR     FIXED      FLOATING     FIXED      FLOATING
                                   OR LESS       RATE        RATE        RATE        RATE       TOTAL
                                   --------   ----------   --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Commercial and industrial........  $318,852    $202,356    $ 74,539    $ 56,493    $ 18,660   $  670,900
Real estate-residential
  construction...................    97,005      21,969      55,989       4,892          --      179,855
Real estate-mortgage.............     9,022      27,146          --      60,735      68,355      165,258
Mortgage loans held-for-sale.....    31,771          --          --          --          --       31,771
Home equity lines of credit......     5,812          --       1,862          --      96,613      104,287
Consumer.........................    12,662      34,812          --       2,444          --       49,918
Other loans......................     2,448          --          --          --          --        2,448
                                   --------    --------    --------    --------    --------   ----------
       Total.....................  $477,572    $286,283    $132,390    $124,564    $183,628   $1,204,437
                                   ========    ========    ========    ========    ========   ==========

(1) Maturities based upon contractual dates. Demand loans are included in the one year or less category and totaled $15.5 million as of December 31, 1997. Balances are shown net of unearned discount.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Nonperforming Loans and Assets

     Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and (if appropriate) a partial or full charge-off. Those loans on which management does not expect to collect interest in the normal course of business are placed on a nonaccrual status. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

     The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                              NONPERFORMING ASSETS

                                      SUCCESSOR BASIS --
                                        TAYLOR CAPITAL
                                        GROUP, INC. --
                                         CONSOLIDATED        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                         DECEMBER 31,                     DECEMBER 31,
                                      ------------------    ----------------------------------------
                                             1997            1996       1995       1994       1993
                                      ------------------    -------    -------    -------    -------
                                                          (dollars in thousands)
Loans contractually past due 90 days
  or more but still accruing........       $ 2,009          $ 2,820    $ 3,737    $ 4,012    $ 2,151
Nonaccrual loans....................        11,624           10,898      9,921     10,475     10,449
                                           -------          -------    -------    -------    -------
  Total nonperforming loans.........        13,633           13,718     13,658     14,487     12,600
Other real estate...................         1,391              865      2,928      2,843      4,628
Other repossessed assets............            72              254      2,488        356        456
                                           -------          -------    -------    -------    -------
  Total nonperforming assets........       $15,096          $14,837    $19,074    $17,686    $17,684
                                           =======          =======    =======    =======    =======
Nonperforming loans to total
  loans.............................          1.13%            1.12%      1.13%      1.28%      1.28%
Nonperforming assets to total loans
  plus repossessed property.........          1.25             1.21       1.57       1.56       1.78
Nonperforming assets to total
  assets............................          0.81             0.82       1.08       1.03       1.15

     In addition to the loans presented above, management has identified, through its internal monitoring, a $4.9 million loan at December 31, 1997 which exhibits a higher than normal credit risk. This loan is not in default but has characteristics that management feels might jeopardize the future timely collection of principal or interest payments.

Allowance for Loan Losses

     An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily generated from the loan portfolio, but may also be derived from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

future recoveries may occur. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported to management and the Board of Directors. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See "Results of Operations -- Provision for Loan Losses".

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                           SUCCESSOR BASIS --               PREDECESSOR BASIS -- COLE TAYLOR BANK
                                             TAYLOR CAPITAL     --------------------------------------------------------------
                                             GROUP, INC. --       FOR THE
                                            CONSOLIDATED FOR     PERIOD OF
                                             THE PERIOD OF       JANUARY 1,
                                           FEBRUARY 12, 1997      1997 TO
                                            TO DECEMBER 31,     FEBRUARY 11,          FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------   ------------   -----------------------------------------------
                                                  1997              1997          1996         1995         1994        1993
                                           ------------------   ------------   ----------   ----------   ----------   --------
                                                                         (DOLLARS IN THOUSANDS)
Average total loans......................      $1,211,559        $1,220,897    $1,262,081   $1,161,513   $1,053,928   $948,339
                                               ==========        ==========    ==========   ==========   ==========   ========
Total loans at end of period.............      $1,204,437        $1,226,072    $1,224,994   $1,211,622   $1,130,177   $986,384
                                               ==========        ==========    ==========   ==========   ==========   ========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period.........      $   24,607        $   24,184    $   23,869   $   22,833   $   19,740   $ 14,661
                                               ----------        ----------    ----------   ----------   ----------   --------
Charge-offs:
  Commercial and industrial..............          (2,201)              (32)       (1,751)      (3,728)      (4,280)    (6,968)
  Real estate-residential
    construction.........................              --                --            --           --           --         --
  Real estate-mortgage...................            (178)               --          (346)        (242)        (290)      (420)
  Consumer and other.....................          (1,151)             (243)       (1,732)        (931)        (588)      (583)
                                               ----------        ----------    ----------   ----------   ----------   --------
    Total charge-offs....................          (3,530)             (275)       (3,829)      (4,901)      (5,158)    (7,971)
                                               ----------        ----------    ----------   ----------   ----------   --------
Recoveries:
  Commercial and industrial..............             394               188           445        1,581          666      2,344
  Real estate-residential
    construction.........................              --                --            --           --           --         --
  Real estate-mortgage...................              27                 2            74           40           --         --
  Consumer and other.....................             254                53           318          260          211        185
                                               ----------        ----------    ----------   ----------   ----------   --------
    Total recoveries.....................             675               243           837        1,881          877      2,529
                                               ----------        ----------    ----------   ----------   ----------   --------
Net charge-offs..........................          (2,855)              (32)       (2,992)      (3,020)      (4,281)    (5,442)
                                               ----------        ----------    ----------   ----------   ----------   --------
Provision for loan losses................           4,061               420         3,307        4,056        7,374     10,521
                                               ----------        ----------    ----------   ----------   ----------   --------
Allowance at end of period...............      $   25,813        $   24,572    $   24,184   $   23,869   $   22,833   $ 19,740
                                               ==========        ==========    ==========   ==========   ==========   ========
Net charge-offs to average total loans
  (1)....................................            0.27%             0.02%         0.24%        0.26%        0.41%      0.57%
Allowance to total loans at end of
  period.................................            2.14              2.00          1.97         1.97         2.02       2.00
Allowance to nonperforming loans.........          189.34            172.13        176.29       174.76       157.61     156.67

---------------

(1) The ratio is annualized for the Successor Basis -- Taylor Capital Group, Inc. -- Consolidated for the period of February 12, 1997 to December 31, 1997, and for the Predecessor Basis -- Cole Taylor Bank for the period of January 1, 1997 to February 11, 1997.

     Consumer loan charge offs include charge offs relating to retail credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans. The majority of

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the consumer loan net charge offs for the years presented related to retail credit card and indirect auto loans. Retail credit card loan net charges offs were $721,000, $301,000 and $35,000 in 1997, 1996 and 1995 respectively.

     Indirect auto loan net charge-offs were $144,000, $803,000, $584,000, $312,000 and $269,000 in 1997, 1996, 1995, 1994 and 1993 respectively. The
Company sold or transferred the majority of its indirect auto loans in connection with the Spilt-Off Transactions. Management's strategic plan calls for no further significant growth in retail credit card loans.

     The Company regards the allowance for loan losses as a general reserve which is available to absorb losses from all loans. However, for purposes of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents an allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                        SUCCESSOR BASIS --
                          TAYLOR CAPITAL
                          GROUP, INC. --
                           CONSOLIDATED                            PREDECESSOR BASIS -- COLE TAYLOR BANK
                           DECEMBER 31,                                         DECEMBER 31,
                        ------------------   ----------------------------------------------------------------------------------
                               1997                 1996                  1995                 1994                 1993
                        ------------------   -------------------   ------------------   ------------------   ------------------
                                    LOAN                 LOAN                  LOAN                 LOAN                 LOAN
                                  CATEGORY             CATEGORY              CATEGORY             CATEGORY             CATEGORY
                                  TO GROSS             TO GROSS              TO GROSS             TO GROSS             TO GROSS
                        AMOUNT    LOANS(1)   AMOUNT    LOANS(1)    AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)
                        -------   --------   -------   ---------   -------   --------   -------   --------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
ALLOCATED:
Commercial and
  industrial..........  $11,741     57.1%    $11,467      54.7%    $11,163     52.5%    $10,693     53.8%    $2,658      58.6%
Real estate --
  residential
  construction........   3,147      15.3      3,373       16.0      2,127      10.0      1,648       8.3         --       7.2
Real estate --
  mortgage............   1,661      14.2      1,768       14.7      2,231      18.3      2,040      18.0         37      13.7
Consumer and other....   1,817      13.4      2,191       14.6      2,972      19.2      2,891      19.9        614      20.5
UNALLOCATED...........   7,447        --      5,385         --      5,376        --      5,561        --     16,431        --
                        -------    -----     -------     -----     -------    -----     -------    -----     -------    -----
Total allowance for
  loan losses.........  $25,813    100.0%    $24,184     100.0%    $23,869    100.0%    $22,833    100.0%    $19,740    100.0%
                        =======    =====     =======     =====     =======    =====     =======    =====     =======    =====

---------------

(1) excludes mortgage loans held-for-sale

     During 1994, the Bank revised the manner in which the allowance for loan losses is allocated to specific loan types for the purpose of complying with disclosure requirements of the Securities and Exchange Commission. Prior periods have not been restated. The consolidated Company has maintained the same allocation of allowance for loan losses to specific loan types as used by the Bank on the predecessor basis.

Nonearning Assets

     The Company recorded $38.3 million of goodwill in connection with the acquisition of the Bank and Mortgage Company on February 12, 1997. Goodwill for the consolidated Company totaled $34.4 million as of

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

December 31, 1997. Goodwill amortization expense totaled $2.3 million for the consolidated Company's 1997 reporting period. Goodwill was further reduced at December 31, 1997 by $1.3 million resulting from state net operating loss carryforward utilization. See "Results of Operations -- Income Taxes." On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. Because the Florida-based operations generated the majority of the Mortgage Company's earnings, the remaining goodwill of $403,000 was written off in August 1997.

     The consolidated Company's nonearning assets include certain assets related to reverse exchange transactions executed in connection with the Company's real estate trust services business. The Company acts as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions are funded entirely with nonrecourse borrowings. During the holding period, the customers lease the assets at rentals approximating the debt service payments on the borrowings. The assets are not used in the operations of the Company and are carried at the lower of the acquisition price or estimated fair value. Assets related to the reverse exchange program comprise approximately $18.8 million of other assets at December 31, 1997 and collateralized nonrecourse borrowings of the same amount. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale. See "Financial Condition -- Nonrecourse Borrowings."

     Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $22.7 million for the consolidated Company as of December 31, 1997, and $15.2 million for the predecessor Bank as of December 31, 1996. In connection with the Split-Off Transactions, the premises, leasehold improvements and equipment of the consolidated Company were written-up by approximately $7 million to their fair value. In addition, during 1997 the Bank opened a new branch facility in Skokie, Illinois.

Deposits

     The Company's core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, certificates of deposit and certain public funds and core customer repurchase agreements. (Customer repurchase agreements are reported as short term borrowings.) Brokered and other out-of-market certificates of deposit and FHLB advances are also used by the company to support its asset base.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth the distribution of the Company's average deposit account balances and average cost of funds on each category of deposits for the periods indicated:

                                AVERAGE DEPOSITS

                                      SUCCESSOR BASIS --
                                    TAYLOR CAPITAL GROUP,
                                           INC. --
                                 CONSOLIDATED FOR THE PERIOD
                                   OF FEBRUARY 12, 1997 TO                 PREDECESSOR BASIS -- COLE TAYLOR BANK
                                         DECEMBER 31,                        FOR THE YEARS ENDED DECEMBER 31,
                                 ----------------------------   -----------------------------------------------------------
                                             1997                           1996                           1995
                                 ----------------------------   ----------------------------   ----------------------------
                                              PERCENT                        PERCENT                        PERCENT
                                  AVERAGE        OF              AVERAGE        OF              AVERAGE        OF
                                  BALANCE     DEPOSITS   RATE    BALANCE     DEPOSITS   RATE    BALANCE     DEPOSITS   RATE
                                 ----------   --------   ----   ----------   --------   ----   ----------   --------   ----
                                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.....................  $  301,941     21.60%    --%   $  289,389     20.14%    --%   $  273,667     21.07%     --%
Interest-bearing demand
  deposits.....................     329,199     23.55    3.56      338,508     23.56    3.56      344,466     26.52    3.63
Savings deposits...............     116,472      8.33    2.55      121,497      8.45    2.56      127,987      9.85    2.59
Time deposits:
  Certificates of deposit,
    under $100,000.............     307,397     21.99    5.52      323,219     22.49    5.57      288,736     22.22    5.60
  Certificates of deposit, over
    $100,000...................     108,393      7.76    5.46       79,719      5.55    5.37       59,210      4.56    5.73
  Brokered certificates of
    deposit....................      96,127      6.88    5.99      113,456      7.90    5.78       90,528      6.97    5.30
  Public funds.................     138,248      9.89    5.66      171,159     11.91    5.54      114,482      8.81    5.99
                                 ----------    ------           ----------    ------           ----------    ------
    Total time deposits........     650,165     46.52    5.61      687,553     47.85    5.58      552,956     42.56    5.65
                                 ----------    ------           ----------    ------           ----------    ------
      Total deposits...........  $1,397,777    100.00%          $1,436,947    100.00%          $1,299,076    100.00%
                                 ==========    ======           ==========    ======           ==========    ======

     Average deposits for the consolidated Company declined 2.7% during the reporting period of February 12, 1997 to December 31, 1997 from the Bank's predecessor basis 1996 reporting period. The decline was primarily concentrated in the brokered and out-of-market certificates of deposit and public funds which together represent wholesale funding. During 1997, growth in core customer deposits, including core customer utilization of repurchase agreements, allowed for reductions in funding obtained from brokered and other out-of-market certificates of deposit as well as public funds. The mix of core funding changed as a result of the increased popularity of repurchase agreements utilized by core Bank customers as well as the Bank's marketing focus during the period which emphasized certificates of deposit and NOW accounts.

     Average deposits increased 10.6% in 1996 over 1995. The increase was primarily a result of increased public fund time deposits and both core customer and brokered certificates of deposit. The increase in public fund time deposits was a result of the Bank encouraging its municipal customers to move from repurchase agreements to time deposits.

     In recent years, earning asset growth has exceeded core deposit growth, which has resulted in the use of brokered and out-of-market certificates of deposit and other borrowed funds. The Company offers certificates of deposit to out-of-market customers by providing rates to a private third party electronic system which provides certificate of deposit rates from institutions across the country to its subscribers. The balance of certificates of deposit obtained through this marketing medium was $32.0 million at December 31, 1997 as compared to $46.9 million and $43.4 million at December 31, 1996 and 1995 respectively. The Company also issues brokered certificates of deposit. The balance of brokered certificates of deposit was $70.0 million, $80.7 million and $97.8 million at December 31, 1997, 1996 and 1995, respectively. Under FDIC regulations,

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

only "well-capitalized" institutions may fund themselves with brokered certificates of deposit without the prior approval of regulators. The Bank is categorized as "well-capitalized". In addition, municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments have become an important funding source for the Bank. Total municipal time deposits and repurchase agreements approximated $146 million and $183 million at December 31, 1997 and 1996, respectively. Most of these deposits are collateralized by investment securities in the Bank's investment portfolio.

     Time deposits in denominations of $100,000 or more totaled $226.4 million at December 31, 1997, down $5.5 million, or 2.4%, from 1996. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1997:

                        TIME DEPOSITS $100,000 AND OVER
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                                   1997
                                                               ------------
3 months or less...........................................      $139,415
Over 3 months through 6 months.............................        41,675
Over 6 months through 12 months............................        35,279
Over 12 months.............................................        10,075
                                                                 --------
       Total...............................................      $226,444
                                                                 ========

Borrowed Funds

     Short-Term Borrowings: The Company also uses short-term borrowings to support its asset base. These borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily funds obtained from financial institutions where the Bank acts as one of the selling institution's primary correspondent banks. The securities sold under agreement to repurchase are primarily executed with core Bank customers. At December 31, 1997, the consolidated Company's short-term borrowings were $186.1 million. The predecessor Bank's short-term borrowings at December 31, 1996, were $162.2 million. For the period of February 12, 1997 to December 31, 1997, the consolidated Company's short-term borrowings averaged $194.3 million.

     During 1997 the use of repurchase agreements as an investment product increased among the Bank's larger commercial customers. The predecessor Bank's short-term borrowings averaged $160.3 million and $233.0 million, during 1996 and 1995, respectively. The decrease in repurchase agreements between 1996 and 1995 was primarily a result of the Bank's municipal customers moving their funds from repurchase agreements into public fund time deposits.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table reflects categories of short-term borrowings having average balances during the period greater than 30% of stockholders' equity at the end of each period. During each reported period, federal funds purchased and securities sold under repurchase agreements are the only categories meeting this criteria.

                             SHORT-TERM BORROWINGS

                                                    SUCCESSOR BASIS --
                                                      TAYLOR CAPITAL
                                                     GROUP, INC. -- AT
                                                     OR FOR THE PERIOD
                                                      OF FEBRUARY 12,         PREDECESSOR BASIS -- COLE
                                                          1997 TO            TAYLOR BANK -- AT OR FOR THE
                                                       DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                    -------------------      ----------------------------
                                                           1997                 1996             1995
                                                    -------------------      -----------      -----------
                                                                   (DOLLARS IN THOUSANDS)
Federal Funds Purchased:
  Balance at end of period......................         $ 11,450             $ 26,040         $ 43,500
  Weighted average interest rate at end of
     period.....................................             6.00%                6.61%            5.94%
  Maximum amount outstanding(1).................         $ 29,650             $ 42,045         $ 54,900
  Average amount outstanding....................         $ 22,946             $ 28,258         $ 28,227
  Weighted average interest rate during
     period.....................................             5.48%                5.37%            5.82%
Securities Sold Under Repurchase Agreements:
  Balance at end of period......................         $169,550             $126,173         $148,546
  Weighted average interest rate at end of
     period.....................................             5.05%                5.18%            5.43%
  Maximum amount outstanding(1).................         $203,898             $144,825         $224,907
  Average amount outstanding....................         $165,321             $126,484         $196,728
  Weighted average interest rate during
     period.....................................             5.11%                5.46%            5.81%

---------------

(1) Based on amount outstanding at month end during each period.

     At December 31, 1997, the Bank had pre-approved overnight federal funds borrowing lines available from its correspondent banks totaling $185 million.

Nonrecourse Borrowings

     Nonrecourse borrowings of the consolidated Company totaled $18.8 million at December 31, 1997. There were no nonrecourse borrowings of the predecessor Bank in prior periods. Nonrecourse borrowings consist of debt incurred or assumed in connection with the acquisition of certain other assets related to the Company's reverse exchange program. Funds are used to acquire certain assets where the Company acts as a "parking intermediary", temporarily holding the property until sale to its ultimate owner. The borrowings are obtained from third-party banks and the customers initiating the transactions and are collateralized by the assets acquired. The sole remedy of the lender in event of nonpayment of the loan is the asset pledged as collateral. During the holding period, the customers lease the assets at rentals approximating the debt service payments on the nonrecourse borrowings. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale. See "Financial Condition -- Nonearning Assets".

Notes Payable

     The Company's notes payable consist of Federal Home Loan Bank advances and Parent Company debt. Borrowings from the Federal Home Loan Bank of Chicago
(FHLB) totaled $85 million at both December 31, 1997 and December 31, 1996. Based on the value of collateral pledged at December 31, 1997, the Bank had additional borrowing capacity at the FHLB of $65 million at December 31, 1997. The consolidated Company,

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

as of December 31, 1997, had Parent Company debt consisting of a $25 million term loan and a $7 million revolving credit facility, of which $2 million was then outstanding.

Capital Resources

     The Company actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital.

     The consolidated Company's Tier 1 and total risk-based capital ratios were 7.95% and 9.21%, respectively, at December 31, 1997. The Bank's Tier 1 risk-based capital ratios were 9.90% and 10.23% at December 31, 1997 and December 31, 1996, respectively. The Bank's total risk-based capital ratios were 11.16% and 11.48% at December 31, 1997 and December 31, 1996, respectively. The decline in the Bank's ratios was due to the decrease in tangible capital resulting from the dividend of approximately $84.0 million to CTFG in connection with the Split-Off Transactions. The Bank's capital was immediately supplemented with a capital contribution of $58.7 million from the Parent Company on the date of the consummation of the Split-Off Transactions. As a result of the capital contribution, the Bank remained above the regulatory "well capitalized" guidelines subsequent to the Split-Off Transactions.

     The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                                     TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                                FOR CAPITAL      PROMPT CORRECTIVE
                                                               ACTUAL        ADEQUACY PURPOSE     ACTION PROVISION
                                                          ----------------   -----------------   ------------------
                                                           AMOUNT    RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                                                          --------   -----   ---------   -----   ---------   ------
                                                                           (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................   $122,432   9.21%   .$106,370   .8.00%         NA
    Cole Taylor Bank...................................    148,043   11.16   . 106,135   .8.00   . 132,669   .10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    105,698   7.95%    . 53,185   .4.00          NA
    Cole Taylor Bank...................................    131,348   9.90     . 53,068   .4.00    . 79,601   . 6.00
  Leverage(1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    105,698   5.85%    . 72,318   .4.00          NA
    Cole Taylor Bank...................................    131,348   7.26     . 72,319   .4.00    . 90,399   . 5.00
As of December 31, 1996:
  Total Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............   $158,874   11.48%  .$110,702   .8.00%  .$138,338   .10.00%
  Tier I Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............    141,492   10.23    . 55,351   .4.00    . 83,027   . 6.00
  Leverage(1)
    Predecessor Basis -- Cole Taylor Bank..............    141,492   7.63     . 74,158   .4.00    . 92,698   . 5.00
As of December 31, 1995:
  Total Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............   $146,770   11.44%  .$102,597   .8.00%  .$128,246   .10.00%
  Tier I Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............    130,642   10.19    . 51,298   .4.00    . 76,948   . 6.00
  Leverage(1)
    Predecessor Basis -- Cole Taylor Bank..............    130,642   7.41     . 70,533   .4.00    . 88,166   . 5.00

---------------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     For the period of February 12, 1997 to December 31, 1997, the Parent Company declared $3.1 million and $1.6 million in preferred stock and common stock dividends, respectively. On December 16, 1997, the Company declared a dividend of $.09 per common share, totaling $418,000, payable on January 15, 1998.

     On March 6, 1998, the Company awarded 14,080 shares of restricted common stock under its Incentive Compensation Plan. The related compensation expense of $352,000 will be amortized over the five year vesting period of the awards.

Liquidity

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to meet withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. The Bank actively manages its liquidity position to maintain sufficient funds to respond to the needs of depositors and borrowers, as well as to take advantage of earnings enhancement opportunities. In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes the brokered and national certificate of deposit market, FHLB borrowings and federal funds purchased to meet it liquidity needs. The FHLB borrowings are collateralized by the Bank's first mortgage residential loans and FHLB stock. Based on the value of collateral pledged at December 31, 1997, the Bank had additional borrowing capacity at the FHLB of $65 million at December 31, 1997. The Bank also maintains pre-approved overnight federal funds borrowing lines at 11 correspondent banks, which provided additional short-term borrowing capacity of $185 million.

     The Bank's management uses two primary measures of liquidity to monitor its position. The first measure is a static analysis of basic surplus, which represents the relationship between liquid assets and short-term liabilities which are vulnerable to non-replacement under abnormally stringent conditions. The second measure is a 90-day cash flow forecast of the relationship between identified funding sources and uses and the total funds required to support that asset position. Management has targeted ranges specified for each of the measures and maintains a liquidity plan with specific action steps to provide required liquidity under abnormally stringent conditions.

     Overall the Bank's liquidity increased in 1997 as a result of the Split-Off Transactions and modest loan growth. Cash inflows from operating activities exceeded operating outflows for the consolidated Company for the period of February 12, 1997 to December 31, 1997 by $3.6 million. The predecessor Bank's cash inflows from operating activities exceeded operating outflows by $18.0 million in 1996 and $10.2 million in 1995. Net cash provided by operating activities was lower in 1997 as compared to 1996 and 1995 primarily due to the lower net income of the consolidated Company as compared to the predecessor Bank. Interest received net of interest paid is the principal source of operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows.

     Net cash inflows from investing activities for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $7.0 million. Net cash inflows during this period were attributable to the net cash of the Bank and Mortgage Company acquired in the Split-Off Transactions. Net cash outflows from investing activities on the Bank's predecessor basis were $41.3 million in 1996 and $44.9 million in 1995. The net cash outflows in 1996 and 1995 were primarily due to loan growth.

     Net cash inflows from financing activities for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $74.0 million. During this period, net cash inflows were primarily attributable the issuance of preferred stock of $36.1 million and the Parent Company debt of $27 million in connection with the Split-Off Transactions. Net cash inflows from financing activities on the Bank's

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

predecessor basis were $18.0 million and $33.9 million in 1996 and 1995, respectively. In 1996, net cash inflows were attributable to increases in deposits and additional FHLB advances. In 1995, net cash inflows were primarily attributable to increases in deposits.

     The Parent Company's primary source of funds are dividends received from the Bank. Dividends received from the Bank in 1997 totaled $8.0 million. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 1997, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounts to approximately $5.9 million. The Parent Company also has a $7 million revolving credit facility, of which only $2 million was outstanding at December 31, 1997.

Market Risk

     The Company's asset/liability management objectives are to manage, to the degree prudently possible, its exposure to interest rate risk over both a one year planning horizon and a longer-term strategic horizon and, at the same time, provide a stable and steadily increasing flow of net interest income. The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities including interest rate swaps. Net interest income is computed by the model assuming rates unchanged and a parallel shift of market interest rates both up and down 200 basis points. The impact of imbedded options in such products as mortgages and mortgage-backed securities is considered through adjustments to the expected cash flows in each rate scenario. The market interest rate increase and decrease are modeled as ramps up and down achieving the full 200 basis point increase by the close of the first 12 month period, with the second twelve month period simulating a rate "shock". Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. At December 31, 1997, the net interest income at risk for year one in the rates declining scenario was calculated as $2.3 million (or 3.5% of the net interest income in the rates unchanged scenario). The net interest income at risk for year one in the rates rising scenario was calculated as basically unchanged (change of less than 1% of the net interest income in the rates unchanged scenario). The simulation modeling indicates that the Company's net interest income is potentially exposed to declining market interest rates. Management uses this information to determine the term of its wholesale borrowings and the duration of the investment securities it purchases as well as the marketing emphasis for the products offered and promoted to the Bank's customers.

     Prior to December 31, 1997, the Bank's exposure to rising market interest rates was greater than its exposure to falling rates. The change in the interest rate risk position was due to changes in the Bank's balance sheet structure and composition and changes in existing market interest rates, which impacts the imbedded optionality of the Bank's various products.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point increase in market interest rates.

     The Company also uses static gap analysis to identify the timing of the maturity or repricing of its interest-earning assets and interest-bearing liabilities. A static gap matrix is prepared reflecting the difference between the maturity and repricing dates of the existing assets and liabilities for the unchanged, rising and declining market interest rate scenarios. The Company's gap position, as reflected by the following gap table which assumes market interest rates unchanged, is commonly described as liability sensitive, which means its

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

liabilities may mature or reprice faster than its assets. Unlike simulation modeling, gap analysis does not consider the specific repricing characteristics of the underlying assets and liabilities and, therefore, is much less effective as an indicator of an entity's exposure to changes in market interest rates.

     Interest rate swaps have been entered into by the Company to reduce then existing balance sheet interest rate risk. The present notional amount of all of the interest rate swaps as of December 31, 1997 is $25 million. The swap contract is designated as a hedge against certain floating-rate commercial loans and the Company pays a variable rate (LIBOR based) in exchange for receiving a fixed rate. In periods of rising interest rates, the value of the swap contract decreases and the Company either receives less or pays more under the terms of the contract. Conversely, the related loans against which the hedge is designated, would earn at the now higher rate, thereby substantially offsetting the negative impact of the swap contract. Therefore, the effect of the contract is to fix the interest received on the hedged loans. Basically, if economic conditions reduce the value of a specific swap, that reduction in value is offset by the improved profitability of the hedged financial instruments.

     During the period of February 12, 1997 to December 31, 1997, the financial impact of the outstanding swaps was to decrease net interest income by approximately $109,000. As of December 31, 1997, the estimated fair value of the swaps was approximately $(152,000). The financial impact of a swap is dependent upon market interest rates, which cannot be predicted with any certainty.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1997. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                       INTEREST SENSITIVITY GAP ANALYSIS

                                                            DECEMBER 31, 1997
                                     ---------------------------------------------------------------
                                                                            NON-RATE
                                                    4-12                  SENSITIVE AND
                                     0-3 MONTHS    MONTHS     1-5 YEARS   OVER 5 YEARS      TOTAL
                                     ----------   ---------   ---------   -------------   ----------
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Cash equivalents..................   $  12,406    $      --   $     --      $     --      $   12,406
Investment securities(1)..........      24,926      115,268    270,621        71,581         482,396
Total loans(1)....................     670,305      101,480    333,179        99,473       1,204,437
                                     ---------    ---------   --------      --------      ----------
TOTAL EARNING ASSETS..............   $ 707,637    $ 216,748   $603,800      $171,054      $1,699,239
                                     =========    =========   ========      ========      ==========
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  Interest-bearing demand
     deposits.....................   $ 340,603    $      --   $     --      $     --      $  340,603
  Savings deposits................     112,978           --         --            --         112,978
  Time deposits...................     223,882      294,646     65,352            77         583,957
                                     ---------    ---------   --------      --------      ----------
     Total interest-bearing
       deposits...................     677,463      294,646     65,352            77       1,037,538
                                     ---------    ---------   --------      --------      ----------
Short-term borrowings.............     186,053           --         --            --         186,053
Nonrecourse borrowings............          --           --         --        18,757          18,757
Notes payable.....................      92,000       20,000         --            --         112,000
                                     ---------    ---------   --------      --------      ----------
     Total borrowings.............     278,053       20,000         --        18,757         316,810
                                     ---------    ---------   --------      --------      ----------
TOTAL INTEREST-BEARING
  LIABILITIES.....................   $ 955,516    $ 314,646   $ 65,352      $ 18,834      $1,354,348
                                     =========    =========   ========      ========      ==========
Interest sensitivity gap..........   $(247,879)   $ (97,898)  $538,448      $152,220      $  344,891
Derivatives affecting interest
  rate sensitivity:
  Pay floating interest rate
     swaps........................     (25,000)
  Receive fixed interest rate
     swaps........................                   25,000
  Pay fixed interest rate swaps...
  Receive floating interest rate
     swaps........................
Interest sensitivity gap..........   $(272,879)   $ (72,898)  $538,448      $152,220      $  344,891
Cumulative gap....................    (272,879)    (345,777)   192,671       344,891         344,891
Interest sensitivity gap to total
  assets..........................      (14.70)%      (3.93)%    29.02%         8.20%          18.59%
Cumulative sensitivity gap to
  total assets....................      (14.70)      (18.63)     10.38         18.59           18.59

---------------

(1) Callable investment securities are generally reported at the maturity date. Loans are placed in the earliest time frame in which maturity or repricing may occur, except for mortgage-backed securities and real estate loan maturities which are based on historical and published industry prepayment estimates. Such estimates are for loans and mortgage-backed securities with comparable weighted average interest rates and contractual maturities. Loans are stated gross of the allowance for loan losses.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Gap table assumes that all savings deposits and NOW accounts reprice in the earliest period presented; however, the Company believes a significant portion of these accounts constitute a core component of total deposits and are generally not rate sensitive. The Company believes that its aggressive lowering of interest rates paid on savings accounts and certain NOW accounts has significantly reduced the volatility of the balances in these accounts.

     The table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

YEAR 2000

     The Company is continuing to evaluate the impact of the Year 2000 issue. A comprehensive project plan has been prepared and is being diligently refined as the assessment and implementation stages of the project progress. The plan identifies both internal systems and those provided by third-party data processors that require modification or replacement. Because the Company's primary "mission-critical" systems are provided by third-party processors, the assessment phase includes working closely with those vendors to ensure effective compliant systems before the year 2000. The impact of ensuring all Company systems are year 2000 compliant is expected to be significant in terms of utilization of existing resources. However, the estimated incremental cost associated with implementing Year 2000 compliance is not, at this time, expected to be material. Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Such risk may include potential losses related to major loan customers, vendors or other counterparties.

LITIGATION

     The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February, 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included amongst the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company. One case also names the Bank as a defendant. All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

     Four of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages, attorneys' fees and rescission of the Split-Off Transactions.

     Seven other similar lawsuits are pending. Although the Company has not been named as a defendant in those suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor and J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

     Pursuant to the Share Exchange Agreement in which Jeffrey W. Taylor, Bruce
W. Taylor, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Family"), agreed to acquire the Company from Reliance, the Taylor Family may be obligated to indemnify Reliance for 25% of any losses (net of any insurance proceeds paid to, or for the benefit of Reliance or members of its Board of Directors), including without limitation, any costs or expenses of defense or settlement of any suits, actions or proceedings initiated by third-parties and any judgments in such suits, actions or proceedings relating to the Split-Off Transactions (the "Transaction Indemnification Obligation"). Subsequently, the Company agreed to indemnify and hold harmless the Taylor Family from and against any and all liabilities of the Taylor Family arising under the Transaction Indemnification Obligation. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code, and all of the aforementioned cases in which Reliance had been named as a defendant are now stayed as to Reliance. The Company is unable at this time to predict the extent to which it might be called upon to fulfill its indemnification obligations to the Taylor Family with respect to the Transaction Indemnification Obligation.

     All of these cases are in their early stages. The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself vigorously. In addition, the Company has agreed to advance defense costs that are not otherwise advanced by insurance carriers on behalf of members of the Taylor Family and directors and officers of the Company who are defendants in these cases. Such costs will be expensed as incurred. The Company is unable at this time to predict the potential impact of the litigation on the financial condition of the Company.

     The Company is from time to time a party to various other legal actions arising in the normal course of its business. Management knows of no such other legal actions threatened or pending against the Company that are likely to have a material adverse impact on the financial condition of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), is effective for fiscal years ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities that have issued common stock, if those securities trade in a public market, either on a stock exchange or in the over the counter market. Because the Company's common stock is not publicly traded, the pronouncement does not apply to the Company.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") was issued in June 1997, and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company currently reports the effect of changes in the market value of available-for-sale securities as a component of stockholders' equity. Under SFAS No. 130, these unrealized gains and losses would be reported in comprehensive income.

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. The statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for certain related disclosures about products and services, geographic areas and major customers. Management is currently assessing what segment information may be appropriate and informative to financial statement readers.

                           TAYLOR CAPITAL GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth unaudited financial data regarding the Company's operations for each of the four quarters of 1997 and the Bank's operations for each of the four quarters of 1996. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's and the Bank's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                              SUCCESSOR BASIS -- TAYLOR CAPITAL
                                 GROUP, INC. -- CONSOLIDATED                   PREDECESSOR BASIS -- COLE TAYLOR BANK
                          ------------------------------------------   -----------------------------------------------------
                                                            FOR THE     FOR THE
                                                           PERIOD OF   PERIOD OF
                                THREE MONTHS ENDED         FEB. 12,     JAN. 1,               THREE MONTHS ENDED
                          ------------------------------    1997 TO     1997 TO    -----------------------------------------
                          DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,    FEB. 11,    DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                            1997       1997       1997       1997        1997        1996       1996       1996       1996
                          --------   --------   --------   ---------   ---------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Interest income........   $34,370    $35,801    $34,639     $17,804     $15,642     35,708    $35,104    $34,362    $33,723
Interest expense.......    16,742     17,978     17,095       8,643       7,076     16,884     17,001     16,396     16,096
                          -------    -------    -------     -------     -------    -------    -------    -------    -------
Net interest income....    17,628     17,823     17,544       9,161       8,566     18,824     18,103     17,966     17,627
Provision for loan
  losses...............       904      1,769        904         484         420        302        953      1,053        999
Noninterest income.....     4,472      6,084      4,566       2,350       1,930      4,076      4,084      3,963      3,701
Securities gains,
  net..................        72        329         --          --          --         --         --         --         --
Noninterest expense....    17,180     17,230     16,940       8,184       6,466     14,574     13,574     13,288     13,937
                          -------    -------    -------     -------     -------    -------    -------    -------    -------
Income before income
  taxes................     4,088      5,237      4,266       2,843       3,610      8,024      7,660      7,588      6,392
Income taxes...........     1,505      2,128      1,853         835       1,328      2,683      2,623      2,603      2,062
                          -------    -------    -------     -------     -------    -------    -------    -------    -------
Net income.............   $ 2,583    $ 3,109    $ 2,413     $ 2,008     $ 2,282    $ 5,341    $ 5,037    $ 4,985    $ 4,330
                          =======    =======    =======     =======     =======    =======    =======    =======    =======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Management's Discussion and Analysis -- Financial Condition -- Market Risk

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
of Taylor Capital Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Taylor Capital Group, Inc. and subsidiaries (Successor) as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the period from February 12, 1997 to December 31, 1997 (Successor period). We have also audited the accompanying balance sheet of Cole Taylor Bank (Predecessor) as of December 31, 1996 and the related statements of income, stockholder's equity, and cash flows for the period from January 1, 1997 to February 11, 1997 and for the years ended December 31, 1996 and 1995 (Predecessor periods). These financial statements are the responsibility of the Successor's and Predecessor's managements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned Successor's consolidated financial statements present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the Successor period in conformity with generally accepted accounting principles. Furthermore, in our opinion, the aforementioned Predecessor's financial statements present fairly, in all material respects, the financial position of Cole Taylor Bank as of December 31, 1996, and the results of its operations and its cash flows for the Predecessor periods in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, effective February 12, 1997, certain members of Predecessor's management and related investors acquired Taylor Capital Group, Inc. and subsidiaries in a business combination accounted for as a purchase and, accordingly, the assets and liabilities of Taylor Capital Group, Inc. and subsidiaries were revalued. Consequently, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

Chicago, Illinois                                          KPMG PEAT MARWICK LLP
March 19, 1998

                           TAYLOR CAPITAL GROUP, INC.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                SUCCESSOR BASIS --
                                                                  TAYLOR CAPITAL       PREDECESSOR
                                                                  GROUP, INC. --      BASIS -- COLE
                                                                   CONSOLIDATED       TAYLOR BANK --
                                                                   DECEMBER 31,        DECEMBER 31,
                                                                ------------------    --------------
                                                                       1997                1996
                                                                ------------------    --------------
                           ASSETS
Cash and due from banks.....................................        $   72,210          $   67,021
Interest-bearing deposits with banks........................            12,131              14,564
Federal funds sold..........................................               275               5,675
Investment securities:
  Available-for-sale, at fair value.........................           399,145             328,817
  Held-to-maturity, at amortized cost (fair value of $84,581 and $77,758 at December 31, 1997 and 1996,
     respectively)..........................................            83,251              74,972
Loans held for sale, net, at lower of cost or market........            31,771              25,153
Loans, net of allowance for loan losses of $25,813 and
  $24,184 at December 31, 1997 and 1996, respectively.......         1,146,853           1,175,657
Premises, leasehold improvements and equipment, net.........            22,713              15,247
Other real estate and repossessed assets, net...............             1,463               1,119
Auto loan sale proceeds receivable..........................                --              66,570
Goodwill and other intangibles, net of amortization of
  $2,235 and $2,193 at December 31, 1997 and 1996,
  respectively..............................................            34,356               2,478
Other assets................................................            51,543              35,232
                                                                    ----------          ----------
     Total assets...........................................        $1,855,711          $1,812,505
                                                                    ==========          ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................        $  340,419          $  334,068
  Interest-bearing..........................................         1,037,538           1,072,832
                                                                    ----------          ----------
     Total deposits.........................................         1,377,957           1,406,900
Short-term borrowings.......................................           186,053             162,182
Accrued interest, taxes and other liabilities...............            19,874              16,788
Nonrecourse borrowings......................................            18,757                  --
Notes payable...............................................           112,000              85,000
                                                                    ----------          ----------
       Total liabilities....................................         1,714,641           1,670,870
                                                                    ----------          ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
     authorized, Series A 9% noncumulative perpetual,
     1,530,000 shares issued and outstanding, $25 stated and
     redemption value.......................................            38,250                  --
  Common stock, $.01 par value; 7,000,000 shares authorized,
     4,640,453 shares issued and outstanding................                46                  --
  Common stock, $10 par value; 1,500,000 shares authorized,
     issued and outstanding.................................                --              15,000
  Surplus...................................................            99,371              52,028
  Unearned compensation -- stock grants.....................            (2,656)                 --
  Retained earnings.........................................             5,278              76,586
  Unrealized holding gain (loss) on securities
     available-for-sale, net of income taxes................               781              (1,979)
                                                                    ----------          ----------
     Total stockholders' equity.............................           141,070             141,635
                                                                    ----------          ----------
       Total liabilities and stockholders' equity...........        $1,855,711          $1,812,505
                                                                    ==========          ==========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             SUCCESSOR BASIS --
                                                               TAYLOR CAPITAL
                                                               GROUP, INC. --      PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                                CONSOLIDATED      ----------------------------------------
                                                             FOR THE PERIOD OF      FOR THE PERIOD        FOR THE YEARS
                                                             FEBRUARY 12, 1997    OF JANUARY 1, 1997          ENDED
                                                              TO DECEMBER 31,      TO FEBRUARY 11,        DECEMBER 31,
                                                             ------------------   ------------------   -------------------
                                                                    1997                 1997            1996       1995
                                                             ------------------   ------------------   --------   --------
Interest income:
  Interest and fees on loans...............................       $ 95,356             $12,481         $110,582   $103,654
  Interest and dividends on investment securities:
    Taxable................................................         23,086               2,606           22,987     25,382
    Tax-exempt.............................................          2,628                 431            3,839      3,976
  Interest on cash equivalents.............................          1,544                 124            1,489        672
                                                                  --------             -------         --------   --------
      Total interest income................................        122,614              15,642          138,897    133,684
                                                                  --------             -------         --------   --------
Interest expense:
  Deposits.................................................         45,275               5,614           53,518     47,034
  Short-term borrowings....................................          8,870               1,026            8,719     13,584
  Notes payable............................................          6,313                 436            4,140      3,748
                                                                  --------             -------         --------   --------
      Total interest expense...............................         60,458               7,076           66,377     64,366
                                                                  --------             -------         --------   --------
Net interest income........................................         62,156               8,566           72,520     69,318
Provision for loan losses..................................          4,061                 420            3,307      4,056
                                                                  --------             -------         --------   --------
      Net interest income after provision for loan
        losses.............................................         58,095               8,146           69,213     65,262
                                                                  --------             -------         --------   --------
Noninterest income:
  Service charges..........................................          8,279               1,122            8,682      7,452
  Trust fees...............................................          3,331                 359            3,635      3,539
  Gain on sales of loans...................................          2,598                 169              983        563
  Investment securities gains..............................            401                  --               --         --
  Other noninterest income.................................          3,264                 280            2,524      2,673
                                                                  --------             -------         --------   --------
      Total noninterest income.............................         17,873               1,930           15,824     14,227
                                                                  --------             -------         --------   --------
Noninterest expense:
  Salaries and employee benefits...........................         31,683               3,645           30,171     28,973
  Occupancy of premises, net...............................          5,298                 656            5,198      4,880
  Furniture and equipment..................................          3,262                 322            3,017      2,651
  Computer processing......................................          2,004                 222            2,033      1,676
  Legal fees...............................................          2,227                 194            1,473      1,655
  Advertising and public relations.........................          1,713                 157            1,764      1,582
  Goodwill and other intangible amortization...............          2,253                  20              199        196
  Other real estate and repossessed asset expense..........            551                  31              695      1,169
  Other noninterest expense................................         10,543               1,219           10,823     10,767
                                                                  --------             -------         --------   --------
      Total noninterest expense............................         59,534               6,466           55,373     53,549
                                                                  --------             -------         --------   --------
Income before income taxes.................................         16,434               3,610           29,664     25,940
Income taxes...............................................          6,321               1,328            9,971      7,774
                                                                  --------             -------         --------   --------
Net income.................................................       $ 10,113             $ 2,282         $ 19,693   $ 18,166
                                                                  ========             =======         ========   ========
Preferred dividend requirements............................         (3,052)                 --               --         --
                                                                  --------
Net income applicable to common stockholders...............       $  7,061                  --               --         --
                                                                  ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                SUCCESSOR BASIS
            FOR THE PERIOD OF FEBRUARY 12, 1997 TO DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  SERIES A 9%                                                      UNREALIZED
                                 NONCUMULATIVE                                                       HOLDING
                                   PERPETUAL                           UNEARNED                      GAIN ON
                                   PREFERRED     COMMON             COMPENSATION --   RETAINED   AVAILABLE-FOR-
                                     STOCK       STOCK    SURPLUS    STOCK GRANTS     EARNINGS   SALE SECURITIES    TOTAL
                                 -------------   ------   -------   ---------------   --------   ---------------   --------
February 12, 1997 initial
  capitalization...............     $    --       $45     $98,288       $    --       $    --         $ --         $ 98,333
  Issuance of preferred
    stock......................      38,250               (2,144)                                                    36,106
  Amortization of preferred
    stock issuance costs.......                              138                         (138)                           --
  Issuance of stock grants.....                     1      3,089         (3,090)                                         --
  Amortization of stock
    grants.....................                                             434                                         434
  Unrealized holding gain on
    investment securities, net
    of income taxes............                                                                        781              781
Dividends:
    Preferred -- $1.994 per
      share....................                                                        (3,052)                       (3,052)
    Common -- $0.36 per
      share....................                                                        (1,645)                       (1,645)
  Net income...................                                                        10,113                        10,113
                                    -------       ---     -------       -------       -------         ----         --------
Balance at December 31, 1997...     $38,250       $46     $99,371       $(2,656)      $ 5,278         $781         $141,070
                                    =======       ===     =======       =======       =======         ====         ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     PREDECESSOR BASIS -- COLE TAYLOR BANK
             FOR THE PERIOD OF JANUARY 1, 1997 TO FEBRUARY 11, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         UNREALIZED
                                                                           HOLDING
                                                                       GAIN (LOSS) ON
                                                                         SECURITIES
                                        COMMON              RETAINED     AVAILABLE-
                                         STOCK    SURPLUS   EARNINGS      FOR-SALE        TOTAL
                                        -------   -------   --------   ---------------   --------
Balance at January 1, 1995...........   $15,000   $50,826   $ 56,777       $(3,606)      $118,997
  Change in unrealized holding gain
     on investment securities, net of
     income taxes....................                                        3,528          3,528
  Dividends on common stock -- $5.30
     per share.......................                         (7,950)                      (7,950)
  Net income.........................                         18,166                       18,166
                                        -------   -------   --------       -------       --------
Balance at December 31, 1995.........    15,000    50,826     66,993           (78)       132,741
  Change in unrealized holding loss
     on investment securities, net of
     income taxes....................                                       (1,901)        (1,901)
  Tax benefit associated with
     exercise of common stock
     options.........................               1,202                                   1,202
  Dividends on common stock -- $6.733
     per share.......................                        (10,100)                     (10,100)
  Net income.........................                         19,693                       19,693
                                        -------   -------   --------       -------       --------
Balance at December 31, 1996.........    15,000    52,028     76,586        (1,979)       141,635
  Change in unrealized holding loss
     on investment securities, net of
     income taxes....................                                       (1,140)        (1,140)
  Net income.........................                          2,282                        2,282
                                        -------   -------   --------       -------       --------
Balance at February 11, 1997.........   $15,000   $52,028   $ 78,868       $(3,119)      $142,777
                                        =======   =======   ========       =======       ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     SUCCESSOR BASIS --
                                                       TAYLOR CAPITAL         PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                       GROUP, INC. --      --------------------------------------------
                                                        CONSOLIDATED         FOR THE PERIOD
                                                    ON FEBRUARY 12, 1997   OF JANUARY 1, 1997     FOR THE YEARS ENDED
                                                      TO DECEMBER 31,       TO FEBRUARY 11,           DECEMBER 31,
                                                    --------------------   ------------------    ----------------------
                                                            1997                  1997             1996         1995
                                                    --------------------   ------------------    ---------    ---------
Cash flows from operating activities:
  Net income.....................................        $   10,113             $  2,282         $  19,693    $  18,166
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Investment securities gains..................              (401)                  --                --           --
    Amortization of premiums and discounts,
      net........................................               787                    6               769        1,024
    Deferred loan fee amortization...............            (1,594)                (411)           (2,486)      (2,515)
    Provision for loan losses....................             4,061                  420             3,307        4,056
    Gain on sales of loans originated for sale...            (3,663)                (137)           (1,628)        (150)
    Loss on sale of indirect auto loans..........                --                   --               767           --
    Loans originated and held for sale...........          (218,778)             (12,852)         (235,470)     (87,250)
    Proceeds from sales of loans originated for
      sale.......................................           212,425               23,724           227,531       73,368
    Depreciation and amortization................             3,578                  238             3,021        2,534
    Amortization of intangible assets............             2,253                   20               199          196
    Charge in lieu of taxes resulting from
      recognition of acquired tax benefits.......               634                   --                --           --
    Deferred income taxes........................              (589)                (325)              249           16
    Provision for other real estate..............               252                   --                72          243
    Other, net...................................             1,190                   65              (799)          75
    Changes in assets and liabilities
      Accrued interest receivable................            (2,628)               2,534               465         (251)
      Other assets...............................            (4,907)               4,675            (1,453)       1,940
      Accrued interest, taxes and other
        liabilities..............................               839                  761             3,810       (1,204)
                                                         ----------             --------         ---------    ---------
      Net cash provided by (used in) operating
        activities...............................             3,572               21,000            18,047       10,248
                                                         ----------             --------         ---------    ---------
Cash flows from investing activities:
    Purchases of available-for-sale securities...          (184,670)             (43,533)         (200,051)     (27,228)
    Purchases of held-to-maturity securities.....           (14,233)                  --            (3,568)      (4,744)
    Proceeds from principal payments and
      maturities of available-for-sale
      securities.................................           104,498                2,000           229,038       29,130
    Proceeds from principal payments and
      maturities of held-to-maturity
      securities.................................             5,758                1,209             5,150       33,317
    Proceeds from sales of available-for-sale
      securities.................................            52,821                   --                --           --
    Proceeds from sales of held-to-maturity
      securities.................................               333                   --                --           --
    Net cash of Bank and Mortgage Company
      acquired in Split-Off Transactions.........            62,503                   --                --           --
    Proceeds from sale of loans..................                --                   --                --       28,924
    Proceeds from sale of new indirect auto
      loans......................................                --               66,570                --           --
    Net increase in loans........................            (6,339)             (11,687)          (74,089)    (100,743)
    Proceeds from sale of CT Mortgage assets.....             8,703                   --                --           --
    Net additions to premises, leasehold
      improvements and equipment.................            (4,000)                 (87)           (1,340)      (5,502)
    Acquisition of land trust customer base......                --                   --                --         (204)
    Acquisition of reverse exchange assets.......           (18,757)                  --                --           --
    Proceeds from sale of other real estate......               408                   36             3,569        2,145
                                                         ----------             --------         ---------    ---------
      Net cash provided by (used in) investing
        activities...............................             7,025               14,508           (41,291)     (44,905)
                                                         ----------             --------         ---------    ---------

                           TAYLOR CAPITAL GROUP, INC.

                                 (IN THOUSANDS)

                                                     SUCCESSOR BASIS --
                                                       TAYLOR CAPITAL         PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                       GROUP, INC. --      --------------------------------------------
                                                        CONSOLIDATED         FOR THE PERIOD
                                                    ON FEBRUARY 12, 1997   OF JANUARY 1, 1997     FOR THE YEARS ENDED
                                                      TO DECEMBER 31,       TO FEBRUARY 11,           DECEMBER 31,
                                                    --------------------   ------------------    ----------------------
                                                            1997                  1997             1996         1995
                                                    --------------------   ------------------    ---------    ---------
Cash flows from financing activities:
    Net increase (decrease) in deposits..........            27,151              (56,094)           42,825       70,664
    Net (decrease) increase in short-term
      borrowings.................................           (56,576)              80,447           (39,851)     (41,964)
    Increase in nonrecourse borrowings...........            18,757                   --                --           --
    Repayments of notes payable..................           (40,600)             (25,201)          (50,167)     (37,111)
    Proceeds from notes payable..................            92,600                   --            75,250       50,250
    Net proceeds from issuance of preferred
      stock......................................            36,106                   --                --           --
    Dividends paid...............................            (3,419)                  --           (10,100)      (7,950)
                                                         ----------             --------         ---------    ---------
      Net cash provided by (used in) financing
        activities...............................            74,019                 (848)           17,957       33,889
                                                         ----------             --------         ---------    ---------
Net increase (decrease) in cash and cash
  equivalents....................................            84,616               34,660            (5,287)        (768)
Cash and cash equivalents, beginning of period...                --               87,260            92,547       93,315
                                                         ----------             --------         ---------    ---------
Cash and cash equivalents, end of period.........        $   84,616             $121,920         $  87,260    $  92,547
                                                         ==========             ========         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................        $   60,188             $  7,303         $  65,462    $  63,339
    Income taxes.................................             7,171                  997             8,299        7,448
Supplemental disclosures of noncash investing and
  financing activities:
  Unrealized holding gain (loss) on investment
    securities, net of income taxes..............               781               (1,140)           (1,901)       3,528
  Reclassification of investment securities from
    held-to-maturity to available-for-sale.......                --                   --                --      299,858
  Proceeds receivable on sale of new indirect
    auto loans...................................                --                   --            66,570           --
  Mortgage servicing rights originated...........               622                  127             1,697          962
  Loans transferred to other real estate.........             1,188                  138               734        2,465
  Tax benefit associated with exercise of common
    stock options................................                --                   --             1,202           --
  Fair value of Bank and Mortgage Company assets
    acquired.....................................        $1,775,581             $     --         $      --    $      --
  Fair value of CTFG stock exchanged.............            98,333                   --                --           --
                                                         ----------             --------         ---------    ---------
  Bank and Mortgage Company liabilities
    assumed......................................        $1,677,248             $     --         $      --    $      --
                                                         ==========             ========         =========    =========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     The successor basis Taylor Capital Group, Inc. consolidated financial statements for the period of February 12, 1997 to December 31, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (the "Company"), Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. (the "Mortgage Company") and CTRE, Inc. Taylor Capital Group, Inc. is a bank holding company which was formed by certain members of the Bank's management and related investors to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly-owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

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

     The predecessor basis Cole Taylor Bank financial statements report the financial position and results of operations of Cole Taylor Bank on its historical accounting basis. As a result of the Split-Off Transactions, the consolidated financial information of the Company and its subsidiaries for the period from February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

     The accounting and reporting policies of the Taylor Capital Group, Inc. and Subsidiaries conform to generally accepted accounting principles and general reporting practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a summary of the more significant accounting and reporting policies:

  CONSOLIDATION:

          The successor basis Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. and its wholly-owned subsidiaries, Cole Taylor Bank, CT Mortgage Company, Inc. and CTRE, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  INVESTMENT SECURITIES:

          Securities that may be sold as part of the Bank's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported net of tax in a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. The Company and the Bank did not maintain a trading portfolio during the periods presented.

                           TAYLOR CAPITAL GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) LOANS HELD FOR SALE:

          Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Forward commitments to sell mortgage loans are used to manage the interest rate risk exposure of the mortgage banking activities.

  LOANS:

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

  ALLOWANCE FOR LOAN LOSSES:

          An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.

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

          A portion of the total allowance for loan losses is related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans. Commercial loans exceeding size thresholds established by management are individually evaluated for impairment. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral.

  INCOME RECOGNITION ON IMPAIRED LOANS AND NONACCRUAL LOANS:

          Loans, including impaired loans, are generally placed on a nonaccrual basis for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. While a loan is classified as nonaccrual, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

                           TAYLOR CAPITAL GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) PREMISES, LEASEHOLD IMPROVEMENTS, EQUIPMENT AND SOFTWARE:

          Premises, leasehold improvements, equipment and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to operating expense using the straight-line method for financial reporting purposes over a three to twenty-five year period, representing the estimated useful lives of the assets. Leasehold improvements are amortized over a one to twenty year period, which represents the shorter of the lease term or the estimated useful life of the improvement.

  OTHER REAL ESTATE:

          Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, the other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required by changes in estimated fair value or disposal expenses are provided through a valuation allowance and the provision for losses is charged to operating expense. Carrying costs of these properties, net of related income, and gains or losses on the sale on their disposition are included in current operations as other real estate expense.

  MORTGAGE SERVICING RIGHTS:

          Mortgage servicing rights represent the servicing assets retained in the sale or securitization of mortgage loans originated by the Company. The cost of the mortgage is allocated between the loan and the related servicing rights based on their relative fair values at the date of sale or securitization. The fair value of the servicing rights is estimated using the present value of expected future cash flows based upon assumptions on interest, default and prepayment rates which are consistent with assumptions that market participants would utilize. The Company stratifies the servicing rights generally on the basis of the note rate and loan type for purposes of measuring impairment. Impairment is recognized through a valuation allowance for each impaired stratum. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income and the amortization reflected in the income statement as a reduction to mortgage servicing fee income.

  GOODWILL:

          Goodwill represents the excess of purchase price over the fair value of net assets acquired for the Bank. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The goodwill is being amortized using the straight-line method over fifteen years.

  OTHER ASSETS:

          Included in other assets at December 31, 1997 are assets related to reverse exchange transactions executed in connection with the Company's real estate trust services business. The Company acts as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions are funded entirely with nonrecourse borrowings. During the holding period the customers lease the assets at rentals approximating the debt service payments on the borrowings. The assets are not used in the operations of the Company and are carried at the lower of the acquisition price or estimated fair value. Assets related to the reverse exchange program comprise approximately $18.8 million of other assets at December 31, 1997 and collateralize nonrecourse borrowings of the same amount. Income and expense for these assets and borrowings are netted for purposes of the consolidated statement of operations and are included in trust fees. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale.

                           TAYLOR CAPITAL GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) INCOME TAXES:

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision.

  STOCK OPTION PLAN:

          The Company applies the intrinsic value method of accounting promulgated under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), establishes a fair value method of accounting for stock based compensation, but it allows entities to continue to apply the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provide certain pro forma net income disclosures determined as if the fair value method defined in SFAS No. 123 had been applied.

  FINANCIAL INSTRUMENTS:

          In the ordinary course of business the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  INTEREST RATE CONTRACTS:

          The Company uses interest-rate exchange agreements (swaps) to manage interest rate risk. These contracts are designated as hedges of specific existing assets and liabilities. The Company's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Gains or losses on termination of a swap agreement prior to maturity would be deferred and amortized as an adjustment to interest income or expense of the hedged assets or liability over the remaining term of the original contract life of the terminated swap agreement.

          In connection with the application of the purchase method of accounting for the Split-Off Transactions, the interest rate swap was recorded at its fair value ($400,000 discount) at February 12, 1997. The net interest income (expense) from the swap, which is a designated hedge against certain floating rate commercial loans, is accrued and included in loan interest income. The purchase accounting adjustment is being accreted on a straight line basis over the remaining term of the swap, which matures December 6, 1998.

  STATEMENTS OF CASH FLOWS:

          For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold. All Federal funds are sold overnight with daily settlement required.

                           TAYLOR CAPITAL GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) RECLASSIFICATIONS:

          Amounts in the prior years' predecessor basis financial statements are reclassified whenever necessary to conform with the current year's presentation.

3.  ACQUISITION OF COLE TAYLOR BANK AND CT MORTGAGE COMPANY, INC.:

     The Company acquired the Bank and Mortgage Company in the Split-Off Transactions which were consummated on February 12, 1997. The Bank is a $1.9 billion asset commercial bank. The Mortgage Company began operations in early 1996 and competes in the subprime mortgage market for residential loans on a brokered basis. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of the Bank and Mortgage Company are included in the Company's consolidated financial statements from February 12, 1997.

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

     The acquisition was accounted for using purchase accounting in accordance with Accounting Principal Board Opinion No. 16, "Business Combinations" (APB No.
16). Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill, representing the excess cost over net assets acquired of the Bank, was $37.8 million and is reflected as goodwill in the consolidated financial statements at December 31, 1997. The goodwill is being amortized over 15 years using the straight-line method.

     The Company acquired the Mortgage Company through a cash payment of $1.1 million which exceeded the fair value of the net assets acquired by $416,000. The resulting goodwill was initially being amortized over 15 years using the straight-line method. On August 5, 1997, however, the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the related Mortgage Company employees. Because the Florida-based operations generated the majority of the Mortgage Company's earnings, the remaining goodwill was written off in August 1997. The proceeds from the sale, net of related disposition expenses, the carrying value of the assets sold and goodwill resulted in a loss of approximately $10,000.

4.  CASH AND DUE FROM BANKS:

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The average reserve balance for the years ended December 31, 1997 and 1996 was approximately $17 million and $4.6 million, respectively.

                           TAYLOR CAPITAL GROUP, INC.

5.  INVESTMENT SECURITIES:

     The amortized cost and estimated fair value of investment securities at December 31, 1997 and 1996 are as follows:

                                                   SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. --
                                                            CONSOLIDATED DECEMBER 31, 1997
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities....................    $205,007       $  797        $ (20)       $205,784
  U.S. government agency securities...........      13,261          125          (41)         13,345
  Collateralized mortgage obligations.........      84,330           61         (374)         84,017
  Mortgage-backed securities..................      95,364          645          (10)         95,999
                                                  --------       ------        -----        --------
     Total available-for-sale.................     397,962        1,628         (445)        399,145
                                                  --------       ------        -----        --------
Held-to-maturity:
  State and municipal obligations.............      65,034        1,364          (79)         66,319
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities...................      17,392           --           --          17,392
  Other debt securities.......................         825           46           (1)            870
                                                  --------       ------        -----        --------
     Total held-to-maturity...................      83,251        1,410          (80)         84,581
                                                  --------       ------        -----        --------
       Total..................................    $481,213       $3,038        $(525)       $483,726
                                                  ========       ======        =====        ========

                                                         PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                                   DECEMBER 31, 1996
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities....................    $123,824       $  267       $  (353)      $123,738
  U.S. government agency securities...........      44,855          256           (36)        45,075
  Collateralized mortgage obligations.........         240           --            (7)           233
  Mortgage-backed securities..................     163,239          668        (4,136)       159,771
                                                  --------       ------       -------       --------
     Total available-for-sale.................     332,158        1,191        (4,532)       328,817
                                                  --------       ------       -------       --------
Held-to-maturity:
  State and municipal obligations.............      62,948        2,798           (16)        65,730
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities...................      11,449           --            --         11,449
  Other debt securities.......................         575            4            --            579
                                                  --------       ------       -------       --------
     Total held-to-maturity...................      74,972        2,802           (16)        77,758
                                                  --------       ------       -------       --------
       Total..................................    $407,130       $3,993       $(4,548)      $406,575
                                                  ========       ======       =======       ========

     The amortized cost and estimated fair value of debt securities at December 31, 1997, categorized by the earlier of call or contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                           TAYLOR CAPITAL GROUP, INC.

5.  INVESTMENT SECURITIES: -- (CONTINUED)

                                                                AMORTIZED    ESTIMATED
                                                                  COST       FAIR VALUE
                                                                ---------    ----------
                                                                    (IN THOUSANDS)
Available-for-sale:
  Due in one year or less...................................    $ 98,113      $ 98,179
  Due after one year through five years.....................     120,155       120,950
  Collateralized mortgage obligations.......................      84,330        84,017
  Mortgage-backed obligations...............................      95,364        95,999
                                                                --------      --------
     Totals.................................................    $397,962      $399,145
                                                                ========      ========
Held-to-maturity:
  Due in one year or less...................................    $  8,868      $  8,482
  Due after one year through five years.....................      29,147        29,557
  Due after five years through ten years....................      25,683        26,928
  Due after ten years.......................................       2,161         2,222
                                                                --------      --------
     Totals.................................................    $ 65,859      $ 67,189
                                                                ========      ========

     Proceeds from the sales of investment securities available-for-sale and the related gross realized gains for the Company for 1997 were $52.8 million and $388,000 respectively. There were no sales of investment securities available-for-sale during 1996 or 1995.

     During 1997, a held-to-maturity investment security with an amortized cost of $320,000 was sold resulting in a gain of $13,000. The investment security was sold due to a down grading of its credit quality.

     Investment securities with an approximate book value of $298 million at December 31, 1997 were pledged to collateralize certain deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

6.  LOANS:

     Loans classified by type at December 31, 1997 and 1996 are as follows:

                                                            SUCCESSOR BASIS --
                                                              TAYLOR CAPITAL
                                                              GROUP, INC. --      PREDECESSOR BASIS --
                                                               CONSOLIDATED         COLE TAYLOR BANK
                                                            ------------------    --------------------
                                                                   1997                   1996
                                                            ------------------    --------------------
                                                                          (IN THOUSANDS)
Commercial and industrial...............................        $  671,506             $  655,919
Real estate-construction................................           179,855                192,759
Residential real estate-mortgages.......................           165,258                176,819
Home equity lines of credit.............................           104,287                 86,648
Consumer................................................            50,391                 84,622
Other loans.............................................             2,448                  4,622
                                                                ----------             ----------
     Gross loans........................................         1,173,745              1,201,389
Less: Unearned discount.................................            (1,079)                (1,548)
                                                                ----------             ----------
     Total loans........................................         1,172,666              1,199,841
Less: Allowance for loan losses.........................           (25,813)               (24,184)
                                                                ----------             ----------
     Loans, net.........................................        $1,146,853             $1,175,657
                                                                ==========             ==========

                           TAYLOR CAPITAL GROUP, INC.

6.  LOANS -- (CONTINUED):
     Information about the Company's loans on a nonaccrual basis for the periods indicated is as follows:

                                                           SUCCESSOR BASIS --             PREDECESSOR BASIS --
                                                             TAYLOR CAPITAL                 COLE TAYLOR BANK
                                                             GROUP, INC. --       -------------------------------------
                                                            CONSOLIDATED AT         AT AND FOR
                                                           AND FOR THE PERIOD      THE PERIOD OF       AT AND FOR THE
                                                          OF FEBRUARY 12, 1997    JANUARY 1, 1997       YEARS ENDED
                                                            TO DECEMBER 31,       TO FEBRUARY 11,       DECEMBER 31,
                                                          --------------------    ---------------    ------------------
                                                                  1997                 1997           1996       1995
                                                          --------------------    ---------------    -------    -------
                                                                                                         (IN THOUSANDS)
Recorded balance of nonaccrual loans, at end of
  period:.............................................          $11,624               $11,162        $10,898    $ 9,921
Interest included in income...........................               73                    12             72        240
Interest which would have been recognized under the
  original terms of the loans.........................              967                   197          1,015        936

     Information about the Company's impaired loans for the periods indicated is as follows:

                                                           SUCCESSOR BASIS --             PREDECESSOR BASIS --
                                                             TAYLOR CAPITAL                 COLE TAYLOR BANK
                                                             GROUP, INC. --       -------------------------------------
                                                            CONSOLIDATED AT         AT AND FOR
                                                           AND FOR THE PERIOD      THE PERIOD OF       AT AND FOR THE
                                                          OF FEBRUARY 12, 1997    JANUARY 1, 1997       YEARS ENDED
                                                            TO DECEMBER 31,       TO FEBRUARY 11,       DECEMBER 31,
                                                          --------------------    ---------------    ------------------
                                                                  1997                 1997           1996       1995
                                                          --------------------    ---------------    -------    -------
                                                                                                         (IN THOUSANDS)
Recorded balance of impaired loans, at end of period:
  With related allowance for loan loss................          $ 5,901               $ 3,557        $ 3,697    $ 5,710
  With no related allowance for loan loss.............            8,011                 7,708          7,646      3,871
                                                                -------               -------        -------    -------
    Total.............................................          $13,912               $11,265        $11,343    $ 9,581
                                                                =======               =======        =======    =======
Average balance of impaired loans for the period......          $11,258               $11,304        $11,026    $ 7,834
                                                                =======               =======        =======    =======
Allowance for loan loss related to impaired loans.....          $ 2,582               $ 1,711        $ 2,062    $   604
                                                                =======               =======        =======    =======
Interest income recognized on impaired loans..........          $   217               $    --        $   115    $    39

     The Company provides several types of loans to its customers including residential, construction, commercial and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company's customer base lies within the Chicago metropolitan area.

                           TAYLOR CAPITAL GROUP, INC.

6.  LOANS -- (CONTINUED):
     Activity in the allowance for loan losses for the periods indicated consisted of the following:

                                          SUCCESSOR BASIS --
                                            TAYLOR CAPITAL
                                            GROUP, INC. --        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                             CONSOLIDATED       ------------------------------------------
                                          FOR THE PERIOD OF     FOR THE PERIOD OF
                                         FEBRUARY 12, 1997 TO   JANUARY 1, 1997 TO    FOR THE YEARS ENDED
                                             DECEMBER 31,          FEBRUARY 11,           DECEMBER 31,
                                         --------------------   ------------------    --------------------
                                                 1997                  1997             1996        1995
                                         --------------------   ------------------    --------    --------
                                                                  (IN THOUSANDS)
Balance at beginning of period.........        $24,607               $24,184          $23,869     $22,833
Provision for loan losses..............          4,061                   420            3,307       4,056
Loans charged-off......................         (3,530)                 (275)          (3,829)     (4,901)
Recoveries on loans previously
  charged-off..........................            675                   243              837       1,881
                                               -------               -------          -------     -------
Net charge-offs........................         (2,855)                  (32)          (2,992)     (3,020)
                                               -------               -------          -------     -------
Balance at end of period...............        $25,813               $24,572          $24,184     $23,869
                                               =======               =======          =======     =======

     The Company has extended loans to directors and executive officers of the Bank, the Parent and their related interests. The aggregate loans outstanding to the directors and executive officers of the Company and their related interests, which individually exceeded $60,000, totaled $18.9 at December 31, 1997. During 1997, new loans totaled $2.6 million and repayments totaled $3.1 million. For the Bank's predecessor basis at December 31, 1996, aggregate loans outstanding to the predecessor's directors and executive officers was $21.6 million. During 1996, new loans totaled $8.8 million and repayments totaled $7.5 million. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility.

7.  PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

     Premises, leasehold improvements and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                                SUCCESSOR BASIS --
                                                                  TAYLOR CAPITAL       PREDECESSOR
                                                                  GROUP, INC. --      BASIS -- COLE
                                                                   CONSOLIDATED        TAYLOR BANK
                                                                ------------------    -------------
                                                                       1997               1996
                                                                ------------------    -------------
                                                                          (IN THOUSANDS)
Land and improvements.......................................         $ 3,316            $  3,724
Buildings and improvements..................................           8,385               7,605
Leasehold improvements......................................           4,493               3,298
Furniture, fixtures and equipment...........................          10,070              13,049
                                                                     -------            --------
     Total cost.............................................          26,264              27,676
Less accumulated depreciation and amortization..............          (3,551)            (12,429)
                                                                     -------            --------
     Net book value.........................................         $22,713            $ 15,247
                                                                     =======            ========

                           TAYLOR CAPITAL GROUP, INC.

8.  OTHER REAL ESTATE AND REPOSSESSED ASSETS:

     Activity in the allowance for other real estate for the periods indicated are as follows:

                                             SUCCESSOR BASIS --
                                               TAYLOR CAPITAL
                                               GROUP, INC. --       PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                CONSOLIDATED       ---------------------------------------
                                             FOR THE PERIOD OF      FOR THE PERIOD OF      FOR THE YEARS
                                            FEBRUARY 12, 1997 TO   JANUARY 1, 1997 TO          ENDED
                                                DECEMBER 31,          FEBRUARY 11,          DECEMBER 31,
                                            --------------------   -------------------    ----------------
                                                    1997                  1997             1996      1995
                                            --------------------   -------------------    ------    ------
                                                                    (IN THOUSANDS)
Balance at beginning of period............          $ 99                  $104            $ 587     $ 795
Provision for other real estate...........           252                    --               72       243
Charge-offs...............................           (65)                   (5)            (555)     (451)
                                                    ----                  ----            -----     -----
Balance at end of period..................          $286                  $ 99            $ 104     $ 587
                                                    ====                  ====            =====     =====

9.  AUTO LOAN SALE PROCEEDS RECEIVABLE:

     In anticipation of the Split-Off Transactions a portion of the Bank's indirect new car loan portfolio, which was included within the Bank's consumer loan portfolio, was sold to an unaffiliated third party for $66.6 million. A loss of $767,000 was recognized on the sale in 1996. Proceeds related to the sale were received January 2, 1997.

10.  MORTGAGE SERVICING RIGHTS:

     At December 31, 1997 and 1996 mortgage loans serviced for others totaled $311 million and $283 million, respectively. A summary of the activity related to mortgage servicing rights is as follows:

                                          SUCCESSOR BASIS --
                                            TAYLOR CAPITAL
                                            GROUP, INC. --       PREDECESSOR BASIS -- COLE TAYLOR BANK
                                             CONSOLIDATED       ---------------------------------------
                                          FOR THE PERIOD OF      FOR THE PERIOD OF      FOR THE YEARS
                                         FEBRUARY 12 1997 TO    JANUARY 1, 1997 TO          ENDED
                                             DECEMBER 31,          FEBRUARY 11,          DECEMBER 31,
                                         --------------------   -------------------    ----------------
                                                 1997                  1997             1996      1995
                                         --------------------   -------------------    -------    -----
                                                                 (IN THOUSANDS)
Book value, at beginning of period.....         $2,414                $2,344           $  895     $ --
Originated mortgage servicing rights
  capitalized..........................            622                   127            1,697      962
Amortization of mortgage servicing
  rights...............................           (565)                  (57)            (248)     (67)
                                                ------                ------           ------     ----
Book value, at end of period...........         $2,471                $2,414           $2,344     $895
                                                ======                ======           ======     ====
Impairment valuation allowance, at
  beginning of period..................         $   66                $   66           $   --     $ --
Additions charged to operations........             53                    --               66       --
Direct write downs.....................             --                    --               --       --
                                                ------                ------           ------     ----
Impairment valuation allowance, at end
  of period............................         $  119                $   66           $   66     $ --
                                                ======                ======           ======     ====
Carrying value, at end of period.......         $2,352                $2,348           $2,278     $895
                                                ======                ======           ======     ====
Fair value, at end of period...........         $2,451                $2,350           $2,280     $895
                                                ======                ======           ======     ====

     On January 30, 1998, the Bank contracted to sell the servicing for approximately $270 million of mortgage loans serviced for others. The mortgage servicing rights were obtained through loan origination by

                           TAYLOR CAPITAL GROUP, INC.

10. MORTGAGE SERVICING RIGHTS: -- (CONTINUED) the Bank where the loan was subsequently sold. Management estimates that the proceeds from the sale, after all related expenses, will result in a gain of approximately $1.4 million in 1998.

11.  INTEREST-BEARING DEPOSITS:

     Interest-bearing deposits at December 31, 1997 and 1996 are summarized as follows:

                                                            SUCCESSOR BASIS --
                                                              TAYLOR CAPITAL
                                                              GROUP, INC. --      PREDECESSOR BASIS --
                                                               CONSOLIDATED         COLE TAYLOR BANK
                                                            ------------------    --------------------
                                                                   1997                   1996
                                                            ------------------    --------------------
                                                                          (IN THOUSANDS)
NOW accounts............................................        $  100,309             $   77,693
Savings accounts........................................           112,978                118,056
Money market deposits...................................           240,294                244,302
Certificates of deposit, less than $100,000.............           288,168                299,544
Certificates of deposit, $100,000 or more...............           129,062                109,137
Public time deposits....................................            96,844                143,415
Brokered certificates of deposit........................            69,883                 80,685
                                                                ----------             ----------
     Total..............................................        $1,037,538             $1,072,832
                                                                ==========             ==========

     Interest expense on certificates of deposit, $100,000 or more, was $5.3 million, $566,400, $4.3 million and $3.4 million for the period of February 12, 1997 to December 31, 1997, the period of January 1, 1997 to February 11, 1997 and for the years ended December 31, 1996 and 1995, respectively.

     At December 31, 1997 the scheduled maturities of time deposits are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
1998......................................................       $518,037
1999......................................................         48,721
2000......................................................         13,104
2001......................................................          2,659
2002......................................................          1,358
and thereafter............................................             78
                                                                 --------
     Total................................................       $583,957
                                                                 ========

12.  SHORT-TERM BORROWINGS:

     Short-term borrowings at December 31, 1997 and 1996 are summarized as follows:

                                                            SUCCESSOR BASIS --
                                                              TAYLOR CAPITAL
                                                              GROUP, INC. --      PREDECESSOR BASIS --
                                                               CONSOLIDATED         COLE TAYLOR BANK
                                                            ------------------    --------------------
                                                                   1997                   1996
                                                            ------------------    --------------------
                                                                          (IN THOUSANDS)
Securities sold under agreements to repurchase..........         $169,550               $126,173
Federal funds purchased.................................           11,450                 26,040
U.S. Treasury tax and loan note option..................            5,053                  9,969
                                                                 --------               --------
     Total..............................................         $186,053               $162,182
                                                                 ========               ========

                           TAYLOR CAPITAL GROUP, INC.

12.  SHORT-TERM BORROWINGS: -- (CONTINUED)
     Securities sold under agreements to repurchase generally mature within 1 to 60 days from the transaction date. Under the terms of the repurchase agreements, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer.

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                        SUCCESSOR BASIS --
                                          TAYLOR CAPITAL
                                          GROUP, INC. --        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                           CONSOLIDATED       ------------------------------------------
                                        FOR THE PERIOD OF     FOR THE PERIOD OF
                                       FEBRUARY 12, 1997 TO   JANUARY 1, 1997 TO    FOR THE YEARS ENDED
                                           DECEMBER 31,          FEBRUARY 11,           DECEMBER 31,
                                       --------------------   ------------------    --------------------
                                               1997                  1997             1996        1995
                                       --------------------   ------------------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Daily average balance during the
  period.............................        $165,321              $150,478         $126,484    $196,728
Daily average rate during the
  period.............................            5.11%                 5.19%            5.46%       5.81%
Maximum amount outstanding at any
  month end..........................        $203,898              $147,082         $144,825    $224,907

     Under the treasury tax and loan note option, the Company is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities.

     At December 31, 1997, the Company had outstanding and unused lines of credit for short-term borrowings with various entities totaling $435 million.

13.  INCOME TAXES:

     The components of the income tax expense (benefit) for the periods indicated are as follows:

                                            SUCCESSOR BASIS --
                                              TAYLOR CAPITAL
                                             GROUP, INC., --        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                               CONSOLIDATED       ------------------------------------------
                                            FOR THE PERIOD OF     FOR THE PERIOD OF
                                           FEBRUARY 12, 1997 TO   JANUARY 1, 1997 TO    FOR THE YEARS ENDED
                                               DECEMBER 31,          FEBRUARY 11,           DECEMBER 31,
                                           --------------------   ------------------    --------------------
                                                   1997                  1997             1996        1995
                                           --------------------   ------------------    --------    --------
                                                                    (IN THOUSANDS)
Current tax expense:
  Federal................................         $6,241                $1,353           $8,863      $7,758
  State..................................             35                   300              859          --
                                                  ------                ------           ------      ------
       Total.............................          6,276                 1,653            9,722       7,758
                                                  ------                ------           ------      ------
Deferred tax expense (benefit):
  Federal................................           (589)                 (325)             249          16
Charge in lieu of taxes resulting from
  recognition of acquired tax benefits...            634                    --               --          --
                                                  ------                ------           ------      ------
     Applicable income taxes.............         $6,321                $1,328           $9,971      $7,774
                                                  ======                ======           ======      ======

     In connection with the acquisition of the Bank, the Company acquired state net operating loss carryforwards and deductible temporary differences approximating $34 million and $26 million respectively. The tax benefits of these acquired items are applied against goodwill when recognized.

                           TAYLOR CAPITAL GROUP, INC.

13.  INCOME TAXES -- (CONTINUED):
     Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% in 1997, 1996 and 1995 to income before income taxes because of the following:

                                           SUCCESSOR BASIS --
                                             TAYLOR CAPITAL
                                             GROUP, INC. --        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                              CONSOLIDATED       -----------------------------------------
                                           FOR THE PERIOD OF     FOR THE PERIOD OF
                                          FEBRUARY 12, 1997 TO   JANUARY 1, 1997 TO   FOR THE YEARS ENDED
                                              DECEMBER 31,          FEBRUARY 11,          DECEMBER 31,
                                          --------------------   ------------------   --------------------
                                                  1997                  1997            1996        1995
                                          --------------------   ------------------   --------    --------
                                                                   (IN THOUSANDS)
Federal income tax expense at statutory
  rate..................................        $ 5,752                $1,264         $10,382     $ 9,079
Increase (decrease) in taxes resulting
  from:
  Tax-exempt interest income, net of
     disallowed interest deduction......         (1,130)                 (162)         (1,372)     (1,423)
  Goodwill amortization.................            787                    --              --          --
     State taxes, net...................             23                   195             558          --
  Charge in lieu of state taxes, net....            634                    --              --          --
     Other, net.........................            255                    31             403         118
                                                -------                ------         -------     -------
       Total............................        $ 6,321                $1,328         $ 9,971     $ 7,774
                                                =======                ======         =======     =======

                           TAYLOR CAPITAL GROUP, INC.

13.  INCOME TAXES -- (CONTINUED):
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                            SUCCESSOR BASIS --
                                                              TAYLOR CAPITAL
                                                              GROUP, INC. --      PREDECESSOR BASIS --
                                                               CONSOLIDATED         COLE TAYLOR BANK
                                                            ------------------    --------------------
                                                                   1997                   1996
                                                            ------------------    --------------------
                                                                         (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Fixed assets, principally due to differences in
     depreciation.......................................         $ 1,068                $   634
  Loans, principally due to allowance for loan losses...          10,372                  8,464
  State net operating loss carryforwards................           1,203                     --
  Deferred income, principally net loan origination
     fees...............................................           1,116                  1,234
  Employee benefits.....................................             634                     --
  Other real estate.....................................             113                     36
  Other accruals........................................             524                    559
                                                                 -------                -------
     Gross deferred tax assets..........................          15,030                 10,927
  Less valuation allowance..............................          (1,788)                    --
                                                                 -------                -------
     Gross deferred tax assets, net of valuation
       allowance........................................          13,242                 10,927
                                                                 -------                -------
DEFERRED TAX LIABILITIES:
  Discount accretion....................................            (104)                  (233)
  Business combination..................................          (2,295)                    --
  Mortgage servicing rights.............................            (933)                  (797)
                                                                 -------                -------
     Gross deferred tax liabilities.....................          (3,332)                (1,030)
                                                                 -------                -------
       Subtotal.........................................           9,910                  9,897
                                                                 -------                -------
  Tax effect of unrealized holding losses on investment
     securities.........................................            (402)                 1,362
                                                                 -------                -------
       Net deferred tax assets..........................         $ 9,508                $11,259
                                                                 =======                =======

     The Company has net operating loss carryforwards for Illinois state income tax purposes of approximately $26 million at December 31, 1997, expiring 2004 through 2005. A valuation allowance was established for the acquired state tax benefits at the acquisition date to reduce the deferred tax asset to an amount which is more likely than not to be realized. At December 31, 1997, $1.5 million of the valuation allowance relates to the acquired state tax benefits. Future reductions in that portion of the valuation allowance, if appropriate, would reduce the goodwill recognized in connection with the acquisition of the Bank.

                           TAYLOR CAPITAL GROUP, INC.

14.  NONRECOURSE BORROWINGS:

     Nonrecourse borrowings consist of the following at December 31, 1997:

                                                                SUCCESSOR BASIS --
                                                                  TAYLOR CAPITAL
                                                                  GROUP, INC. --
                                                                   CONSOLIDATED
                                                                ------------------
                                                                       1997
                                                                ------------------
                                                                  (IN THOUSANDS)
BALLOON LOANS WITH FLOATING RATES:
Various borrowings with principal ranging from $330,000 to
  $3.7 million; weighted average interest rate at December
  31, 1997 was 7.72%........................................         $ 5,819
BALLOON LOANS WITH FIXED RATES:
Various borrowings with principal ranging from $73,000 to
  $6.0 million; weighted average interest rate at December
  31, 1997 was 6.26%........................................           9,345
MONTHLY AMORTIZING LOANS WITH FIXED RATES:
Various borrowings with principal ranging from $30,000 to
  $1.8 million, monthly principal and interest payments of
  $34,000; weighted average interest rate at December 31,
  1997 was 8.39%............................................           3,593
                                                                     -------
     Total..................................................         $18,757
                                                                     =======

     Nonrecourse borrowings consist of debt incurred or assumed in connection with the acquisition of certain other assets related to the Company's reverse exchange program. Funds are used to acquire assets where the Company acts as a "parking intermediary", temporarily holding the property until sale to its ultimate owner. The borrowings are obtained from banks and the customers initiating the transactions and are collateralized by the assets acquired. The sole remedy of the third-party lender in event of nonpayment of the loan is the asset pledged as collateral. During the holding period, the customers lease the assets at rentals approximating the debt service payments on the nonrecourse borrowings. Income and expense for these assets and borrowings are netted for purposes of the consolidated statement of operations and are included in trust fees. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale.

     Following are the scheduled maturities of nonrecourse borrowings at December 31, 1997:

                           YEAR                                   AMOUNT
                           ----                               --------------
                                                              (IN THOUSANDS)
1998......................................................       $ 6,204
1999......................................................            51
2000......................................................         6,455
2001......................................................            60
2002......................................................         4,306
Thereafter................................................         1,681
                                                                 -------
     Total................................................       $18,757
                                                                 =======

                           TAYLOR CAPITAL GROUP, INC.

15.  NOTES PAYABLE:

     Notes payable consist of the following at December 31, 1997 and 1996:

                                                           SUCCESSOR BASIS --
                                                             TAYLOR CAPITAL
                                                             GROUP, INC. --      PREDECESSOR BASIS --
                                                              CONSOLIDATED         COLE TAYLOR BANK
                                                           ------------------    --------------------
                                                                  1997                   1996
                                                           ------------------    --------------------
                                                                         (IN THOUSANDS)
TAYLOR CAPITAL GROUP, INC.:
Unsecured $25 million term loan bearing interest at
  prime rate or LIBOR plus 1.25%, annual principal
  reductions of $1 million commencing 1999 and a
  balloon payment of $22 million on February 12, 2002;
  interest rate at December 31, 1997 was 7.12%.........         $ 25,000               $    --
Unsecured $7 million revolving credit facility bearing
  interest at prime rate or LIBOR plus 1.25%, maturing
  May 1, 1998; interest rate at December 31, 1997 was
  7.02%................................................            2,000                    --
COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) -- various advances
  ranging from $10 million to $25 million due at
  various dates through May 8, 1998, collateralized by
  qualified first mortgage residential loans and FHLB
  stock totaling approximately $219.3 million and $12.7
  million respectively; weighted average interest rates
  at December 31, 1997 and December 31, 1996 were 6.04%
  and 6.00%, respectively..............................           85,000                85,000
                                                                --------               -------
     Total.............................................         $112,000               $85,000
                                                                ========               =======

     In February 1997, the Parent Company executed a loan agreement with an unaffiliated bank for a $25 million term loan and a $7 million revolving credit facility. The loan agreement requires compliance with certain defined financial covenants relating to the Bank including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. In addition, the Bank's common stock is held in safekeeping at a custodian bank and, in the event of default under the loan agreement, the Company must pledge the Bank's stock to the lender. As of December 31, 1997, the Company is not aware of any instances of non-compliance.

     Following are the scheduled maturities of notes payable at December 31, 1997:

                           YEAR                                   AMOUNT
                           ----                               --------------
                                                              (IN THOUSANDS)
1998......................................................       $ 87,000
1999......................................................          1,000
2000......................................................          1,000
2001......................................................          1,000
2002......................................................         22,000
Thereafter................................................             --
                                                                 --------
     Total................................................       $112,000
                                                                 ========

16.  EMPLOYEE BENEFIT PLANS:

     The employees of the Company participate in employee benefit plans consisting of a 401(k)/profit-sharing and Employee Stock Ownership Plan (the "Plan"). Company contributions are at the discretion of the Board of Directors, with the exception of certain matching of employee contributions. For the period of

                           TAYLOR CAPITAL GROUP, INC.

16. EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

February 12, 1997 to December 31, 1997 contributions paid to the Plan were $1.5 million. Contributions paid to the Plan by the predecessor Bank during the years ended December 31, 1996 and 1995 were $1.2 million and $1.5 million, respectively. At December 31, 1997 the ESOP owned 344,024 shares of the Company's common stock. These shares are held in trust for the participants by the Plan's trustee (Cole Taylor Bank).

     The Company acts as a self-insurer for employee's medical insurance whereby it assumes limited liabilities with the excess liability assumed by underwriters. Claims for employees are charged to operations during the year. For the period of February 12, 1997 to December 31, 1997, employee claims totaled $1.1 million. Employee claims for the predecessor Bank totaled $1.0 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively.

17.  INCENTIVE COMPENSATION PLAN:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and stock awards. Under the Plan, 563,066 shares of common stock have been reserved.

  STOCK OPTIONS:

          During the period February 12, 1997 to December 31, 1997, stock options were granted under stock option agreements for 163,889 shares of common stock effective as of June 30, 1997. Forfeitures of stock options during the period February 12, 1997 to December 31, 1997 were 13,499. Stock options outstanding at December 31, 1997 were 150,390 shares. Stock options were granted at the fair market value of the stock on the date of grant ($22.00 per share), as determined by an independent appraisal. The stock options vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. Upon death, disability, retirement or change of control of the Company (as defined) vesting is accelerated to 100%. The Company has elected to account for the stock options using the intrinsic value method and accordingly no compensation expense was recognized in connection with the granting of the stock options.

          The grant date fair value of stock options granted to employees during the year, the significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect of the fair value accounting for stock options under SFAS No. 123 are as follows:

                                                                 FOR THE PERIOD OF
                                                                FEBRUARY 12, 1997 TO
                                                                 DECEMBER 31, 1997
                                                                --------------------
Grant date fair value per share.............................          $   7.39
Significant assumptions:
  Risk-free interest rate at grant date.....................              6.00%
  Expected stock price volatility...........................             25.00%
  Expected dividend payout..................................              1.64%
  Expected option life......................................           7 years
Net income (in thousands):
  As reported...............................................          $ 10,113
  Pro forma.................................................          $ 10,044

  RESTRICTED STOCK AWARDS:

          At the date of grant, September 30, 1997, 140,453 shares of common stock were awarded under restricted stock agreements. Vesting of the shares requires continuous service by each participant through June 30, 2000. The vesting rate is 50% on June 30, 2000, 75% on June 30, 2001 and 100% on June 30, 2002 or upon death, disability, retirement or change of control of the Company. If a participant

                           TAYLOR CAPITAL GROUP, INC.

17. INCENTIVE COMPENSATION PLAN: -- (CONTINUED) terminates employment prior to the end of the continuous service period, the entire stock award is forfeited. The unearned compensation related to the restricted stock grants is reported in stockholders' equity. Compensation expense equal to the fair market value at the date of grant is being recognized over the vesting period. For the period of February 12, 1997 to December 31, 1997, compensation expense related to the stock awards totaled $434,000.

          In connection with the granting of the stock options and awards, stock transfer agreements are entered into with the participants. These agreements place certain restrictions on the transfer of any shares acquired through option exercise or award and provide the participants with limited rights to "put" the stock so acquired back to the Company. The Company's repurchase liability, including ESOP obligations, is limited to $3,000,000 per year. The Company may satisfy the put obligations with cash or through the issuance of 5 year installment notes to the participants.

18.  STOCKHOLDERS' EQUITY:

     The authorized capital stock of the Company consists of 10 million shares, of which 7 million shares are common stock, par value $.01 per share, and 3 million shares are preferred stock, par value $.01 per share.

  COMMON STOCK:

          The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the Board of Directors may from time to time determine. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

  PREFERRED STOCK:

          The shares of preferred stock are not convertible into, or exchangeable for, shares of common stock, any other class or classes of capital stock of the Company and have no preemptive rights. Holders of shares of preferred stock are entitled to receive noncumulative cash dividends payable quarterly in arrears for each quarter when, as and if declared by the Board of Directors. Shares of preferred stock are not redeemable prior to January 15, 2002. On or after such date, they are redeemable at the option of the Company.

          The holders of the preferred stock have no voting rights, except for the election of one director of the Company. The holders vote separately as a class and are entitled to cast one vote (or fraction thereof) for each $25.00 of liquidation preference to which such preferred stock is entitled.

          In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of preferred stock are entitled to receive out of the assets of the Company available for distribution to stockholders, before any distribution of the assets is made to the holders of shares of the common stock or on any other class or series of stock of the Company ranking junior to the shares of preferred stock as to such a distribution, an amount equal to $25.00 per share, plus an amount equal to dividends declared and unpaid for the then-current dividend period.

          The costs related to the issuance of the preferred stock is being amortized over 5 years using the straight line method.

                           TAYLOR CAPITAL GROUP, INC.

19.  COMMITMENTS AND FINANCIAL INSTRUMENTS:

  COMMITMENTS:

          The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the period of February 12, 1997 to December 31, 1997 was approximately $2.4 million. The predecessor Bank's total rental expense for the period of January 1, 1997 to February 11, 1997 and the years ended December 31, 1996 and 1995 was approximately $290,000, $2.3 million and $2.0 million, respectively.

          Estimated future minimum rental commitments under these operating leases as of December 31, 1997 are as follows:

                           YEAR                                   AMOUNT
                           ----                               --------------
                                                              (IN THOUSANDS)
1998......................................................       $ 2,292
1999......................................................         1,591
2000......................................................         1,563
2001......................................................         1,523
2002......................................................         1,426
Thereafter................................................        14,373
                                                                 -------
     Total................................................       $22,768
                                                                 =======

  FINANCIAL INSTRUMENTS:

          The Company is party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, interest-rate exchange contracts (swaps) and forward commitments to sell loans. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Bank's net interest income will be adversely affected.

          The Company mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial properties; accounts receivable; inventories; and property, plant and equipment. The Company manages its exposure to interest rate risk, on a limited basis, by using off-balance sheet instruments to offset existing interest rate risk of its assets and liabilities, and by generally setting variable rates of interest on extensions of credit.

          The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instrument outstanding. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. For

                           TAYLOR CAPITAL GROUP, INC.

19. COMMITMENTS AND FINANCIAL INSTRUMENTS: -- (CONTINUED) interest-rate exchange contracts (swaps) and forward commitments to sell loans the contract or notional amounts substantially exceed actual exposure to credit loss.

     At December 31, 1997 and 1996, the contractual or notional amounts were as follows:

                                                              SUCCESSOR BASIS --
                                                                TAYLOR CAPITAL
                                                                GROUP, INC. --     PREDECESSOR BASIS --
                                                                 CONSOLIDATED        COLE TAYLOR BANK
                                                              ------------------   --------------------
                                                                     1997                  1996
                                                              ------------------   --------------------
                                                                           (IN THOUSANDS)
Financial instruments wherein contract amounts represent
  credit risk:
  Commitments to extend credit..............................       $613,095              $551,097
  Standby letters of credit.................................         63,800                55,154
Financial instruments wherein notional amounts exceed the
  amount of credit risk:
  Interest rate exchange agreements (swaps).................       $ 25,000              $ 75,000
  Forward commitments to sell loans.........................         14,000                15,000

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

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Such instruments are generally issued for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most of the Company's standby letters of credit are expected to expire undrawn.

     An interest-rate exchange contract (swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The Bank's objective in holding interest-rate swaps is interest rate risk management. The Bank entered into an agreement based on a $25 million notional amount to assume variable-market indexed interest payments in exchange for fixed-rate interest payments. The original term of this agreement was five years and the fixed-rate component received is 5.32%. The variable-interest rate component paid is based on three-month LIBOR and was approximately 5.94% as of December 31, 1997. The agreement matures December 6, 1998.

     The Company enters into forward commitments to sell loans to manage the interest rate risk exposure of mortgage banking activities. The hedging activity helps to protect the Company from a risk that the market value of mortgage loans intended to be sold will be adversely affected by changes in interest rates. At December 31, 1997, the Company's forward commitments to sell loans had delivery commitments expiring within three months. Gross unrealized losses on forward sale commitments, based on dealer-quoted prices, approximated $63,000 at December 31, 1997.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. For the Company, a significant portion of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company's financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Significant estimations and present value calculations were used by the Company for the purposes

                           TAYLOR CAPITAL GROUP, INC.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED):
of estimating fair values. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

     The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

  CASH AND CASH EQUIVALENTS:

          Cash, due from banks, interest-bearing deposits with banks and federal funds sold are reported at amounts which approximate fair value in the balance sheet.

  INTEREST BEARING DEPOSITS WITH BANKS:

          The carrying amounts reported for interest bearing deposits approximate the assets' fair values.

  INVESTMENT SECURITIES:

          Fair values for investment securities are determined from quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. The fair values pertaining to investment securities are disclosed in Note 5.

  LOANS:

          Fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

  DEPOSIT LIABILITIES:

          Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments. Fair values of deposits without stated maturities equal the respective amounts due on demand.

  SHORT-TERM AND NONRECOURSE BORROWINGS AND NOTES PAYABLE:

          Short-term borrowings and notes payable have been valued at present values of future cash flows using rates which approximate current market rates for similar instruments. The carrying amounts reported for nonrecourse borrowings approximate those borrowings' fair values.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

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

                           TAYLOR CAPITAL GROUP, INC.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED):
     The estimated fair values of the Company's financial instruments are as follows:

                                                  SUCCESSOR BASIS --
                                            TAYLOR CAPITAL GROUP, INC. --       PREDECESSOR BASIS --
                                                     CONSOLIDATED                 COLE TAYLOR BANK
                                                  DECEMBER 31, 1997              DECEMBER 31, 1996
                                            ------------------------------    ------------------------
                                              CARRYING           FAIR          CARRYING        FAIR
                                                VALUE            VALUE          VALUE         VALUE
                                            -------------    -------------    ----------    ----------
                                                                  (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.............     $   84,616       $   84,616      $   87,260    $   87,260
  Investment securities.................        482,396          483,726         403,789       406,575
  Loans, net of allowance...............      1,178,624        1,177,267       1,224,994     1,219,205
                                             ----------       ----------      ----------    ----------
     Total financial assets.............     $1,745,636       $1,745,609      $1,716,043    $1,713,040
                                             ==========       ==========      ==========    ==========
Financial Liabilities:
  Deposits without stated maturities....     $  794,000       $  794,000      $  774,119    $  774,119
  Deposits with stated maturities.......        583,957          584,311         632,782       634,642
  Short-term borrowings.................        186,053          186,053         162,182       162,182
  Nonrecourse borrowings................    18,757.....           18,757              --            --
  Notes payable.........................        112,000          111,981          85,000        85,000
                                             ----------       ----------      ----------    ----------
     Total financial liabilities........     $1,694,767       $1,695,102      $1,654,083    $1,655,943
                                             ==========       ==========      ==========    ==========
Off-Balance-Sheet Financial Instruments:
  Interest rate swap agreements(1)......     $     (218)      $     (152)             --    $     (456)
  Commitments to extend credit..........             --               --              --            --
  Letters of credit.....................             --               --              --            --
                                             ----------       ----------      ----------    ----------
     Total off-balance-sheet financial
       instruments......................     $     (218)      $     (152)     $       --    $     (456)
                                             ==========       ==========      ==========    ==========

---------------

(1) Carrying value reflects purchase accounting adjustment.

     The remaining balance sheet assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of the Company. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

21.  REGULATORY DISCLOSURES:

     The Parent Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                           TAYLOR CAPITAL GROUP, INC.

21.  REGULATORY DISCLOSURES -- (CONTINUED):
     Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 1997, the Parent Company is categorized as "adequately-capitalized" and the Bank is categorized as "well-capitalized".

     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized "well-capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's and the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the following table.

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                              FOR CAPITAL        PROMPT CORRECTIVE
                                            ACTUAL         ADEQUACY PURPOSE       ACTION PROVISION
                                       ----------------   -------------------   --------------------
                                        AMOUNT    RATIO     AMOUNT     RATIO      AMOUNT      RATIO
                                       --------   -----   ----------   ------   ----------   -------
                                                          (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Total Capital (to Risk Weighted
     Assets)
  Successor Basis -- Taylor Capital
     Group, Inc. -- Consolidated.....  $122,432    9.21%  >$ 106,370    >8.00%          NA
  Cole Taylor Bank...................   148,043   11.16    > 106,135    >8.00    > 132,669    >10.00%
  Tier I Capital (to Risk Weighted
     Assets)
  Successor Basis -- Taylor Capital
     Group, Inc. -- Consolidated.....   105,698    7.95%   >  53,185    >4.00           NA
  Cole Taylor Bank...................   131,348    9.90    >  53,068    >4.00    >  79,601    > 6.00
  Leverage (to Average Assets)
  Successor Basis -- Taylor Capital
     Group, Inc. -- Consolidated.....   105,698    5.85%   >  72,318    >4.00           NA
  Cole Taylor Bank...................   131,348    7.26    >  72,319    >4.00       90,399    > 5.00
As of December 31, 1996:
  Total Capital (to Risk Weighted
     Assets)
  Predecessor Basis -- Cole Taylor
     Bank............................  $158,874   11.48%  >$ 110,702    >8.00%  >$ 138,338    >10.00%
  Tier I Capital (to Risk Weighted
     Assets)
  Predecessor Basis -- Cole Taylor
     Bank............................   141,492   10.23    >  55,351    >4.00    >  83,027    > 6.00
  Leverage (to Average Assets)
  Predecessor Basis -- Cole Taylor
     Bank............................   141,492    7.63    >  74,158    >4.00    >  92,698    > 5.00

                           TAYLOR CAPITAL GROUP, INC.

22.  PARENT COMPANY ONLY:

     Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
                           ASSETS
Noninterest-bearing deposits with subsidiary Bank...........      $  1,612
Investment in subsidiaries..................................       167,461
Advances to Bank............................................            21
Other assets................................................         1,594
                                                                  --------
     Total assets...........................................      $170,688
                                                                  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest, taxes and other liabilities...............      $  2,618
Notes payable...............................................        27,000
Stockholders' equity........................................       141,070
                                                                  --------
     Total liabilities and stockholders' equity.............      $170,688
                                                                  ========

                              STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                     FOR THE
                                                                    PERIOD OF
                                                                FEBRUARY 12, 1997
                                                                 TO DECEMBER 31,
                                                                      1997
                                                                -----------------
Income:
  Dividends from subsidiary Bank............................         $ 8,000
  Interest..................................................             140
                                                                     -------
     Total income...........................................           8,140
                                                                     -------
Expenses:
  Interest..................................................           1,898
  Salaries and employee benefits............................           2,141
  Other.....................................................           1,804
                                                                     -------
     Total expenses.........................................           5,843
                                                                     -------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................           2,297
Income tax benefit..........................................           1,946
Equity in undistributed net income of subsidiaries..........           5,870
                                                                     -------
     Net income.............................................         $10,113
                                                                     =======

                           TAYLOR CAPITAL GROUP, INC.

22.  PARENT COMPANY ONLY -- (CONTINUED):
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE
                                                                    PERIOD OF
                                                                FEBRUARY 12, 1997
                                                                 TO DECEMBER 31,
                                                                      1997
                                                                -----------------
Cash flows from operating activities:
  Net income................................................        $ 10,113
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of other assets...........................             327
     Amortization of unearned compensation..................              58
     Equity in undistributed net income of subsidiaries.....          (5,870)
     Other, net.............................................              21
     Changes in assets and liabilities:
       Other assets.........................................          (1,602)
       Other liabilities....................................           1,340
                                                                    --------
       Net cash provided by operating activities............           4,387
                                                                    --------
Cash flows from investing activities:
  Purchase of Bank and Mortgage Company.....................         (62,101)
  Advances to subsidiaries..................................         (14,600)
  Repayments of advances to subsidiaries....................          14,600
  Other, net................................................            (361)
                                                                    --------
       Net cash used in investing activities................         (62,462)
                                                                    --------
Cash flows from financing activities:
  Dividends paid............................................          (3,419)
  Repayments of notes payable...............................          (5,600)
  Proceeds from notes payable...............................          32,600
  Net proceeds from issuance of preferred stock.............          36,106
                                                                    --------
       Net cash provided by financing activities:...........          59,687
                                                                    --------
Net increase in cash and cash equivalents...................           1,612
Cash and cash equivalents, beginning of period..............              --
                                                                    --------
Cash and cash equivalents, end of period....................        $  1,612
                                                                    ========

     The Bank is subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1997, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $5.9 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

                           TAYLOR CAPITAL GROUP, INC.

23.  LITIGATION:

     The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February, 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included amongst the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company. One case also names the Bank as a defendant. All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

     Four of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages, attorneys' fees and rescission of the Split-Off Transactions.

     Seven other similar lawsuits are pending. Although the Company has not been named as a defendant in those suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor and J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

     Pursuant to the Share Exchange Agreement in which Jeffrey W. Taylor, Bruce
W. Taylor, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") agreed to acquire the Company from Reliance, the Taylor Family may be obligated to indemnify Reliance for 25% of any losses (net of any insurance proceeds paid to, or for the benefit of Reliance or members of its Board of Directors), including without limitation, any costs or expenses of defense or settlement of any suits, actions or proceedings initiated by third-parties and any judgments in such suits, actions or proceedings relating to the Split-Off Transactions (the "Transaction Indemnification Obligation"). Subsequently, the Company agreed to indemnify and hold harmless the Taylor Family from and against any and all liabilities of the Taylor Family arising under the Transaction Indemnification Obligation. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code, and all of the aforementioned cases in which Reliance had been named as a defendant are now stayed as to Reliance. The Company is unable at this time to predict the extent to which it might be called upon to fulfill its indemnification obligations to the Taylor Family with respect to the Transaction Indemnification Obligation.

     All of these cases are in their early stages. The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself vigorously. In addition, the Company has agreed to advance defense costs that are not otherwise advanced by insurance carriers on behalf of members of the Taylor Family and directors and officers of the Company who are defendants in these cases. The Company is unable at this time to predict the potential impact of the litigation on the financial condition of the Company.

     The Company is from time to time a party to various other legal actions arising in the normal course of its business. Management knows of no such other legal actions threatened or pending against the Company that are likely to have a material adverse impact on the financial condition of the Company.

                           TAYLOR CAPITAL GROUP, INC.

24.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is selected data summarizing the results of operation for each quarter in the years ended December 31, 1997 and 1996:

                                    PREDECESSOR
                                   BASIS -- COLE
                                    TAYLOR BANK             SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. --
                                       1997                        CONSOLIDATED -- 1997 QUARTER ENDED
                               ---------------------   -----------------------------------------------------------
                               JANUARY 1-FEBRUARY 11   FEBRUARY 12-MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                               ---------------------   --------------------   -------   ------------   -----------
                                                                    (IN THOUSANDS)
Interest income.............          $15,642                $17,804          $34,639     $35,801        $34,370
Interest expense............            7,076                  8,643           17,095      17,978         16,742
                                      -------                -------          -------     -------        -------
     Net interest income....            8,566                  9,161           17,544      17,823         17,628
Provision for loan losses...              420                    484              904       1,769            904
Investment securities
  gains.....................               --                     --               --         329             72
Non interest income.........            1,930                  2,350            4,566       6,084          4,472
Non interest expense........            6,466                  8,184           16,940      17,230         17,180
                                      -------                -------          -------     -------        -------
     Income before income
       taxes................            3,610                  2,843            4,266       5,237          4,088
     Income taxes...........            1,328                    835            1,853       2,128          1,505
                                      -------                -------          -------     -------        -------
Net income..................          $ 2,282                $ 2,008          $ 2,413       3,109        $ 2,583
                                      =======                =======          =======     =======        =======

                                                           PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                                    1996 QUARTER ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
                                                                       (IN THOUSANDS)
Interest income.....................................  $33,723    $34,362     $35,104        $35,708
Interest expense....................................   16,096     16,396      17,001         16,884
                                                      -------    -------     -------        -------
     Net interest income............................   17,627     17,966      18,103         18,824
Provision for loan losses...........................      999      1,053         953            302
Non interest income.................................    3,701      3,963       4,084          4,076
Non interest expense................................   13,937     13,288      13,574         14,574
                                                      -------    -------     -------        -------
     Income before income taxes.....................    6,392      7,588       7,660          8,024
     Income taxes...................................    2,062      2,603       2,623          2,683
                                                      -------    -------     -------        -------
Net income                                            $ 4,330    $ 4,985     $ 5,037        $ 5,341
                                                      =======    =======     =======        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Jeffrey W. Taylor(1).................  45    Chairman of the Board, Chief Executive Officer and
                                             Director of the Company, Chairman of the Board and
                                             Director of the Bank and Director of the Mortgage
                                             Company.
Bruce W. Taylor(1)...................  42    President and Director of the Company, President,
                                             Director and Chief Executive Officer of the Bank and
                                             Director of the Mortgage Company
John Christopher Alstrin(1)..........  52    Chief Financial Officer and Director of the Company, the
                                             Bank and the Mortgage Company
Sidney J. Taylor(1)..................  75    Chairman of the Executive Committee and Director of the
                                             Company and Director of the Bank
Adelyn Dougherty(2)..................  67    Director of the Company
Ronald Emanuel(3)....................  52    Director of the Company
Edward T. McGowan(3).................  62    Director of the Company
Melvin E. Pearl(2)...................  62    Director of the Company
Richard W. Tinberg(2)(3).............  47    Director of the Company
Mark L. Yeager.......................  48    Director of the Company

---------------
(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee

     JEFFREY W. TAYLOR is Chairman of the Board, Chief Executive Officer and a Director of the Company and Chairman of the Board and a Director of both the Bank and the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as Chairman and Chief Executive Officer of CTFG and Chairman and Chief Executive Officer of the Bank. Mr. Taylor served as Vice President of Banking Strategy from April 1990 until the end of 1990. Mr. Taylor began his career with the Bank in 1978 as associate General Counsel and has held several management positions with the Bank since that time. Mr. Taylor is the son of Sidney J. Taylor and the brother of Bruce W. Taylor.

     BRUCE W. TAYLOR is President and a Director of the Company and President and Chief Executive Officer of the Bank and a Director of the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as President of CTFG in addition to President and Chief Executive Officer of the Bank. From 1991 to February 1994 Mr. Taylor served as Vice Chairman of CTFG and President and Chief Operating Officer of the Bank. Mr. Taylor began working for Cole Taylor Bank in 1979 and has held several management positions with the Bank since that time. Mr. Taylor is the son of Sidney J. Taylor and the brother of Jeffrey W. Taylor.

     JOHN CHRISTOPHER ALSTRIN is a Director and the Chief Financial Officer of the Company. Mr. Alstrin was formerly the Chief Financial Officer of CTFG from August 1995 until the closing of the Split-Off Transactions. Mr. Alstrin also has been Chief Financial Officer of the Bank since August 1995 and has served as a director of the Mortgage Company since its inception. From March 1989 to June 1994, Mr. Alstrin was the Chief Financial Officer and the Chief Investment Officer of the Farm & Home Financial Corp., a multi-state financial services corporation.

     SIDNEY J. TAYLOR is Chairman of the Executive Committee and a Director of the Company and Director of the Bank and was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

Transactions. From the inception of CTFG through February 1994, Mr. Taylor served as its Chairman and Chief Executive Officer. Mr. Taylor has over 50 years of banking experience. Mr. Taylor began his banking career in 1946 and in 1960 became the President of Main State Bank. In 1969, Mr. Taylor purchased Main State Bank with Irwin H. Cole and became Chairman of the Board. Mr. Taylor is the father of Jeffrey W. Taylor and Bruce W. Taylor.

     ADELYN DOUGHERTY is a Director of the Company and was formerly a Director of CTFG from August 1995 until the closing of the Split-Off Transactions. Ms. Dougherty retired in August 1996 as the President of the Institute of European and Asian Studies. From 1988 to 1992, Ms. Dougherty was Senior Vice President and Director of Human Resources for First Colonial Bankshares Corporation, a holding company for sixteen banks and three non-bank subsidiaries located in the greater metropolitan Chicago area.

     RONALD EMANUEL is a Director of the Company. Since 1979, Mr. Emanuel has been President and Majority Stockholder of ATI Carriage House, Inc., a retail furniture distributor.

     EDWARD MCGOWAN is a Director of the Company. Since 1973, Mr. McGowan has been President of Edon Construction Co., Inc., a carpentry contractor. He is also Secretary/Treasurer of Dremco, Inc., a real estate developer.

     RICHARD W. TINBERG is a Director of the Company and was formerly a Director of CTFG from 1995 until the closing of the Split-Off Transactions. Since 1985, Mr. Tinberg has been the President and Chief Executive Officer of The Bradford Group, a group of organizations engaged in the development and marketing of collectibles and Chief Executive Officer of Hammacher Schlemmer & Company, which specializes in the marketing of innovative products and gifts.

     MELVIN E. PEARL is a Director of the Company and was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. Mr. Pearl has been a Partner with the law firm of Katten, Muchin & Zavis since 1977.

     MARK L. YEAGER is a Director of the Company. Since 1981, Mr. Yeager has been a Partner with the law firm of McDermott, Will & Emery.

TERMS OF OFFICE

     Each member of the Board of Directors of the Company is elected annually. All officers of the Company serve at the pleasure of the Board of Directors.

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Chief Executive Officer and the three other executive officers of the Company (collectively, the "Named Officers") in 1997. The Company was incorporated on October 9, 1996 and commenced operations in February 1997. Therefore, the requirement for prior years' compensation information is not applicable.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION            LONG TERM COMPENSATION
                              ----------------------------------   -------------------------
                                                                    RESTRICTED    SECURITIES
                                                    OTHER ANNUAL   STOCK AWARDS   UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION    SALARY     BONUS     COMPENSATION      (#)(1)      OPTIONS(#)   COMPENSATION
---------------------------   --------   --------   ------------   ------------   ----------   ------------
JEFFREY W. TAYLOR,..........  $358,623   $240,255          --             --           --        $43,265(2)
Chairman of the Board and
Chief Executive Officer of
the Company
BRUCE W. TAYLOR,............   350,063    237,875          --             --           --         37,782(3)
President of the Company
SIDNEY J. TAYLOR,...........   264,808     16,560          --             --           --        171,674(4)
Chairman of the Executive
Committee of the Company
J. CHRISTOPHER ALSTRIN,.....   196,615     67,500     $45,700(5)      18,182        6,200         31,245(5)
Chief Financial Officer of
the Company

---------------
(1) As of December 31, 1997, Mr. Alstrin was the only Named Officer that held any restricted common stock of the Company. Mr. Alstrin's 18,182 shares of restricted stock had an aggregate fair value of $454,550 at December 31, 1997. This fair value was calculated by using a per share value of $25, as determined by a third party appraisal. Dividends on the restricted shares will be paid to Mr. Alstrin as they are declared.

(2) Includes $23,386 for contributions to the deferred compensation plan, $11,584 in contributions by the Company to the 401(k)/Profit Sharing and ESOP Plan, $853 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $7,442 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

(3) Includes $18,855 for contributions to the deferred compensation plan, $11,584 in contributions by the Company to the 401(k)/Profit Sharing and ESOP Plan, $684 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $6,659 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

(4) Includes $11,584 in contributions by the Company to the 401(k)/Profit Sharing and ESOP Plan, $77,670 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $82,420 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

(5) "Other Annual Compensation" includes the following amounts: $30,904 for expenses relating to the sale of Mr. Alstrin's principal residence when relocating to accept his position with the Company and $13,018 in reimbursement for country club dues. "All Other Compensation" includes:
    $9,308 for contributions to the deferred compensation plan, $11,584 in contributions by the Company to the 401(k)/Profit Sharing and ESOP Plan, $1,058 for reimbursement of premiums paid by Mr. Alstrin for split-dollar life insurance and $9,295 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Alstrin. In addition, Mr. Alstrin was awarded 18,182 shares of restricted common stock of the Company on September 30, 1997. The stock award had a total value of $400,000 at the grant date

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

     and requires continuous service by Mr. Alstrin through each relevant vesting date. The vesting rate is 50% on June 30, 2000, 75% on June 30, 2001 and 100% on June 30, 2002.

     The following table provides information on grants of stock options in 1997 to the Named Officers pursuant to the Company's 1997 Incentive Compensation Plan.

                             OPTION GRANTS IN 1997

                               INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                         ------------------------------                                  VALUE AT ASSUMED
                            NUMBER OF       % OF TOTAL                                ANNUAL RATES OF STOCK
                           SECURITIES        OPTIONS                                  PRICE APPRECIATION FOR
                           UNDERLYING       GRANTED TO                                   OPTION TERMS(1)
                         OPTIONS GRANTED   EMPLOYEES IN     EXERCISE     EXPIRATION   ----------------------
         NAME                (#)(2)            1997       PRICE ($/SH)      DATE       5% ($)      10% ($)
         ----            ---------------   ------------   ------------   ----------   ---------   ----------
Jeffrey W. Taylor.....           --              --             --             --           --           --
Bruce W. Taylor.......           --              --             --             --           --           --
Sidney J. Taylor......           --              --             --             --           --           --
J. Christopher
  Alstrin.............        6,200            3.8%          $  22        6/30/07      $85,781     $217,386

---------------

(1) Potential realizable value is presented net of the option exercise price. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, are dependent on the future performance of the Common Stock and the option holder's continued employment throughout the vesting period.

(2) These non-qualified options were granted under the Company's Incentive Compensation Plan, effective June 30, 1997. The stock options vest over a five year period at 20% per year. Upon death, disability, retirement or change of control of the Company (as defined) vesting is accelerated to 100%.

     The following table provides information on the unexercised options of the Named Officers outstanding as of December 31, 1997. None of the Named Officers exercised any options during 1997.

                          YEAR END 1997 OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                      OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                 DECEMBER 31, 1997(#)            DECEMBER 31, 1997(1)
                                             ----------------------------    ----------------------------
                  NAME                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                  ----                       -----------    -------------    -----------    -------------
Jeffrey W. Taylor........................          --              --              --               --
Bruce W. Taylor..........................          --              --              --               --
Sidney J. Taylor.........................          --              --              --               --
J. Christopher Alstrin...................          --           6,200              --          $18,600

---------------

(1) This value is calculated by subtracting the exercise price per share from the fair value at December 31, 1997, of the Company's common stock of $25, as determined by a third party appraisal.

LONG-TERM INCENTIVE PLAN

     During 1997, the Company created a long-term incentive plan which is intended to attract and retain highly competent persons as officers and key employees. This compensation is in addition to the annual bonuses each of Named Officers may receive. Each participant has been awarded units of ownership of the total bonus pool. The Company contributes to the bonus pool each year based on a formula relative to budgeted net income. Distributions to the participants begin after the third performance measured year. Annual distributions will be equal to 30% of the participants accumulated balance. The following table

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

provides information on long-term incentive plan awards in 1997 to the Named Officers pursuant to the Company's 1997 Long-Term Incentive Plan.

                  LONG-TERM INCENTIVE PLANS -- AWARDS IN 1997

                                                            PERFORMANCE OR     ESTIMATED FUTURE PAYOUTS
                                                             OTHER PERIOD          UNDER NON-STOCK
                                              NUMBER OF    UNTIL MATURATION       PRICE-BASED PLANS
                   NAME                       UNITS(#)        OR PAYOUT              TARGET($)(1)
                   ----                       ---------    ----------------    ------------------------
Jeffrey W. Taylor.........................      7,500          3 years                 $86,170
Bruce W. Taylor...........................      7,500          3 years                 $86,170
Sidney J. Taylor..........................         --               --                      --
J. Christopher Alstrin....................      4,500          3 years                 $51,702

---------------

(1) Target payout is the 30% annual distribution estimated to be paid out in March 2000 based on the assumption that measured performance contribution computed for 1997 is equaled in 1998 and 1999. The distribution is computed by multiplying 30% of the estimated accumulated balance that will be available at the end of the third measurement year (December 1999). Actual distributions, if any, are dependent on the future performance of the Company and the participant's continued employment throughout the measurement period. The accumulated amounts in an individual participant's account are "at risk". If Company performance falls below an established benchmark, funds could be deducted from the participant's balance prior to distribution. The long-term incentive plan does not provide for annual minimum or maximum payments.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive an annual fee of $10,000 and an attendance fee of $750 for each Board meeting attended and $650 for each committee meeting attended. The Chairman of each committee receives an additional $250 per committee meeting attended. In addition, all directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for service as a director.

SEVERANCE AGREEMENTS

     Subject to the approval of the Compensation Committee, the Company intends to enter into severance agreements with Jeffrey Taylor, Bruce Taylor, J. Christopher Alstrin, Richard Keneman and certain other officers (collectively, the "Senior Managers"). Although terms of the agreements have not been finalized, it is anticipated that upon termination other than for cause, each Senior Manager will be entitled to severance payments which will range from the amount of such Senior Manager's base salary to one and one half times such Senior Manager's base salary plus an amount equal to the performance bonus payable to such Senior Manager in the year immediately preceding termination (the "Past Performance Amount"). The Senior Manager will also receive medical benefits and outplacement assistance for a defined period following termination.

CHANGE OF CONTROL AGREEMENTS

     Subject to the approval of the Compensation Committee, the Company intends to enter into change of control agreements with J. Christopher Alstrin and certain other Senior Managers. Although the terms of the agreements have not been finalized, it is anticipated that upon termination due to a change of control of the Company, any stock options held by the Senior Manager will be fully exercisable and any contributions to the Company's deferred compensation plan will become fully vested. In addition, each Senior Manager will receive a change of control severance payment in an amount which will range from one and one half times

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

such Senior Manager's base salary plus the Past Performance Amount to two and one half times base salary plus the Past Performance Amount.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Common Stock of the Company beneficially owned as of December 31, 1997 by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each Named Officer and (iv) all directors and executive officers of the Company as a group. Collectively, such stockholders set forth below, together with Cindy Taylor Bleil, who beneficially owns 126,880 shares, constitute the "Taylor Group". Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, will have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Except as set forth below, the address of each of the stockholders named below is the Company's principal executive and administrative office.

                                                              NUMBER OF SHARES        PERCENT OF
NAME                                                         BENEFICIALLY OWNED    COMMON STOCK(1)
----                                                         ------------------    ----------------
Iris A. Taylor(2)........................................        2,775,006               59.8%
Sidney J. Taylor(3)......................................          685,490               14.8
Jeffrey W. Taylor(4).....................................          267,850                5.8
Bruce W. Taylor..........................................          267,150                5.8
J. Christopher Alstrin...................................           18,182                  *
Company's 401(K)/Profit Sharing and Employee Stock
  Ownership Plan.........................................          344,024                7.4
Melvin E. Pearl(5)(6)....................................               --                 --
Adelyn Dougherty(6)......................................               --                 --
Ronald Emanuel(6)........................................               --                 --
Edward McGowan(6)........................................               --                 --
Richard Tinberg(6).......................................               --                 --
Mark L. Yeager(6)........................................               --                 --
All directors and executive officers as a group (11
  persons)...............................................        1,256,854               27.1

---------------

* Less than 1%.
(1) Percentage of beneficial ownership is based on 4.6 million shares of common stock of the Company outstanding as of December 31, 1997.
(2) Excludes 685,490 shares beneficially owned by Iris A. Taylor's husband, Sidney J. Taylor, of which shares Iris Taylor disclaims beneficial ownership. Includes an aggregate 1,781,000 shares held by various Taylor Family Trusts, including 633,960 shares held by the Shirley Tark Grandchildren Trust dated January 20, 1978; 783,960 shares held by the Shirley Tark Great Grandchildren Trust dated January 20, 1978; 152,200 shares held by the Lillian M. Tark Trust dated October 26, 1971 and 210,880 shares held by the Annual Gift Trusts dated December 14, 1982 July 10, 1983, November 10, 1985, November 18, 1985, December 15, 1987 and August 1, 1988; over all of which Iris A. Taylor has sole voting and investment power. Also includes 974,006 shares held by the Taylor Family Partnership, L.P. (the "Taylor Family Partnership"), over which Iris Taylor has sole voting and investment power.
(3) Excludes 2,755,006 shares beneficially owned by Sidney J. Taylor's wife, Iris A. Taylor, of which shares Sidney J. Taylor disclaims beneficial ownership. Includes 626,840 shares held by various Taylor Family Trusts including 547,320 shares held in the Sidney J. Taylor Trust dated September 17, 1976, over which Sidney J. Taylor has sole voting and investment power.
(4) Includes 40,000 shares held in trust for the benefit of Mr. Taylor's spouse and 700 shares held by Mr. Taylor's children.

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

(5) Mr. Pearl disclaims beneficial ownership of 53,600 shares which are held by the 12/17/92 Gift Trust of which Mr. Pearl serves as a Trustee. Mr. Pearl's address is c/o Katten Muchin & Zavis, 525 West Monroe Street, Suite 1600, Chicago, Illinois 60661.

(6) Effective March 6, 1998, the six Directors who are not employees of the Company were each awarded 2,000 shares of restricted common stock of the Company. The stock award requires continuous service as a Director through each relevant vesting date. The vesting rate is 50% on June 30, 2000, 75% on June 30, 2001 and 100% on June 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the directors and officers of the Company and of the Bank and members of their immediate families, and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in certificates of deposit. Management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of the Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. All future material transactions and loans, and any forgiveness of loans, will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. As of December 31, 1997, the aggregate outstanding amount of all loans which individually exceed $60,000 to officers and directors of the Company, and members of their immediate families and firms and corporations in which they have at least a 10% beneficial interest was approximately $18.9 million. The Company relies on its directors and executive officers for identification of loans to their related interests.

     The Company's primary insurance brokers are Dann Brothers, Inc., which provides property and casualty insurance brokerage services. Each of Russell Dann and Scott Dann, the brothers-in-law of Jeffrey W. Taylor, beneficially owns approximately 25% of the capital stock of Dann Brothers, Inc. During the period February 12, 1997 to December 31, 1997, the Company paid total premiums of approximately $816,000 to Dann Brothers, Inc. in connection with various insurance policies.

     Two of the Company's primary legal counsel are Katten, Muchin & Zavis and McDermott, Will & Emery. Mr. Melvin E. Pearl, a Director of the Company, is a Partner with the law firm of Katten, Muchin & Zavis and Mr. Mark L. Yeager, a Director of the Company, is a Partner with the law firm of McDermott, Will & Emery.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)(1)  THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED ON PAGES 52
        THROUGH 85 OF THIS REPORT:
        Balance Sheets -- Successor Basis -- Taylor Capital Group,
        Inc. -- Consolidated December 31, 1997; Predecessor Basis --
        Cole Taylor Bank -- December 31, 1996
        Statements of Income -- Successor Basis -- Taylor Capital
        Group, Inc. -- Consolidated for the Period of February 12,
        1997 to December 31, 1997; Predecessor Basis -- Cole Taylor
        Bank -- For the Period of January 1, 1997 to February 11,
        1997, and for the Years ended December 31, 1996 and 1995
        Statement of Changes in Stockholders' Equity -- Successor
        Basis -- Taylor Capital Group, Inc. -- Consolidated For the
        Period of February 12, 1997 to December 31, 1997:
        Predecessor Basis -- Cole Taylor Bank -- For the Period
        January 1, 1995 to February 11, 1997
        Statements of Cash Flows -- Successor Basis -- Taylor
        Capital Group, Inc. -- Consolidated for the Period of
        February 12, 1997 to December 31, 1997; Predecessor Basis --
        Cole Taylor Bank -- For the Period of January 1, 1997 to
        February 11, 1997, and for the Years ended December 31, 1996 and 1995
        Notes to Financial Statements
        Independent Auditors' Report -- KPMG Peat Marwick LLP
(a)(2)  NO FINANCIAL STATEMENT SCHEDULES ARE INCLUDED BECAUSE SUCH
        SCHEDULES ARE NOT REQUIRED OR THE INFORMATION REQUIRED HAS
        BEEN PRESENTED IN THE AFOREMENTIONED FINANCIAL STATEMENTS.
(a)(3)  EXHIBITS:

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
3.1       Certificate of Incorporation of the        Incorporated by reference to Exhibit
          Registrant                                 3.1.1 to the Registration Statement on
                                                     Form S-1 (No.333-14713)
3.2       Certificate of Designation of the          Incorporated by reference to Exhibit
          Preferred Stock                            3.1.2 to the Registration Statement on
                                                     Form S-1 (No.333-14713)
3.3       Bylaws of the Registrant                   Incorporated by reference to Exhibit 3.2
                                                     to the Registration Statement on Form
                                                     S-1 (No.333-14713)
4.1       Specimen of Certificate for the 9%         Incorporated by reference to Exhibit 4
          Noncumulative Perpetual Preferred Stock,   to the Registration Statement on Form
          Series A                                   S-1 (No.333-14713)
10.1      Loan Agreement Between LaSalle National    Incorporated by reference to Exhibit
          Bank and Taylor Capital Group, Inc.        10.1 to the Registration Statement on
                                                     Form S-1 (No.333-14713)
10.2      Safekeeping Agreement Between LaSalle      Incorporated by reference to Exhibit
          National Bank and Taylor Capital Group,    10.1(a) to the Registration Statement on
          Inc.                                       Form S-1 (No.333-14713)
10.3      First Amendment to Loan Agreement          Incorporated by reference to Exhibit
          Between LaSalle National Bank and Taylor   10.1 to the March 31, 1997 Form 10-Q
          Capital Group, Inc.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
10.4      Second Amendment to Loan Agreement         Filed with this document Form 10-K
          Between LaSalle National Bank and Taylor
          Capital Group, Inc.
10.5      Taylor Capital Group, Inc. Deferred        Incorporated by reference to Exhibit
          Compensation Plan*                         10.7 to the Registration Statement on
                                                     Form S-1 (No.333-14713)
10.6      Agreement among Taylor Capital Group,      Incorporated by reference to Exhibit
          Inc., Cole Taylor Financial Group, Inc.    10.4 to the Registration Statement on
          and the Taylor Family                      Form S-1 (No.333-14713)
10.7      Indemnity Agreement by and among Taylor    Incorporated by reference to Exhibit
          Capital Group, Inc. and The Taylor         10.5 to Registration Statement on Form
          Family                                     S-1 (No.333-14713)
10.8      Taylor Capital Group, Inc. 401(k)/Profit   Filed with this document Form 10-K
          Sharing and Employee Stock Ownership
          Plan*
10.9      Taylor Capital Group, Inc. Incentive       Filed with this document Form 10-K
          Compensation Plan*
10.10     Form of Non-Qualified Stock Option         Filed with this document Form 10-K
          agreement with employees*
10.11     Form of Stock Transfer Agreement for       Filed with this document Form 10-K
          Stock Option Grants*
10.12     Form of Restricted Stock Award agreement   Filed with this document Form 10-K
          with recipients*
10.13     Form of Stock Transfer Agreement for       Filed with this document Form 10-K
          Restricted Stock Awards*
10.14     Taylor Capital Group, Inc. 1997            Filed with this document Form 10-K
          Long-Term Incentive Plan*
10.15     Servicing Rights Sale Agreement Between    Filed with this document Form 10-K
          Cole Taylor Bank and First Nationwide
          Mortgage Corporation
12        Statement Regarding Computation of Ratio   Filed with this document Form 10-K
          of Earnings to Fixed Charges
21        List of Subsidiaries                       Filed with this document Form 10-K
27        Financial Data Schedule                    Filed with this document Form 10-K

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     The Company will furnish to any stockholder, upon written request, any exhibit listed above upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter of 1997

                           TAYLOR CAPITAL GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 1998.

                                          TAYLOR CAPITAL GROUP, INC.


                                          By:    /s/ JEFFREY W. TAYLOR
                                          --------------------------------------
                                                     Jeffrey W. Taylor
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ JEFFREY W. TAYLOR              Chairman and Chief Executive         April 13, 1998
---------------------------------------------  Officer (principal executive
              Jeffrey W. Taylor                officer)

             /s/ BRUCE W. TAYLOR               President and Director               April 13, 1998
---------------------------------------------
               Bruce W. Taylor

            /s/ SIDNEY J. TAYLOR               Director                             April 13, 1998
---------------------------------------------
              Sidney J. Taylor

         /s/ J. CHRISTOPHER ALSTRIN            Chief Financial Officer and          April 13, 1998
---------------------------------------------  Director (principal financial and
           J. Christopher Alstrin              accounting officer)

            /s/ ADELYN DOUGHERTY               Director                             April 13, 1998
---------------------------------------------
              Adelyn Dougherty

             /s/ RONALD EMANUEL                Director                             April 13, 1998
---------------------------------------------
               Ronald Emanuel

            /s/ EDWARD T. MCGOWAN              Director                             April 13, 1998
---------------------------------------------
              Edward T. McGowan

             /s/ MELVIN E. PEARL               Director                             April 13, 1998
---------------------------------------------
               Melvin E. Pearl

             /s/ RICHARD TINBERG               Director                             April 13, 1998
---------------------------------------------
               Richard Tinberg

             /s/ MARK L. YEAGER                Director                             April 13, 1998
---------------------------------------------
               Mark L. Yeager

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.4      Second Amendment to Loan Agreement Between LaSalle National
          Bank and Taylor Capital Group, Inc.
10.8      Taylor Capital Group, Inc. 401(K)/Profit Sharing and
          Employee Stock Ownership Plan
10.9      Taylor Capital Group, Inc. Incentive Compensation Plan
10.10     Form of Non-Qualified Stock Option Agreement
10.11     Form of Stock Transfer Agreement for Stock Option Grants
10.12     Form of Restricted Stock Award agreement with recipients
10.13     Form of Stock Transfer Agreement for Restricted Stock Awards
10.14     Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan
10.15     Servicing Rights Sale Agreement Between Cole Taylor Bank and
          First Nationwide Mortgage Corporation
12        Statement Regarding Computation of Ratio of Earnings to
          Fixed Charges
21        List of Subsidiaries
27        Financial Data Schedule