Form 10-Q
period 1998-03-31
TAYLOR CAPITAL GROUP INC
filed 1998-05-14
CIK 1025536

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                (847) 808-6369
              Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes X  No
                                                                     ---   ---

The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                                     Outstanding at May 5, 1998
----------------------------                         --------------------------
Common Stock, $.01 Par Value                                  4,654,533

                          TAYLOR CAPITAL GROUP, INC.

                                    INDEX


PART  I.  FINANCIAL INFORMATION  .........................................................   PAGE
-------------------------------                                                              ----

Item 1. Financial Statements

        Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997 ..........................................    3

        Statements of Income -
           Successor Basis - Taylor Capital Group, Inc. - Consolidated For
           the Three Months Ended March 31, 1998 and the Period of
           February 12, 1997 to March 31, 1997;  Predecessor Basis
           - Cole Taylor Bank - For the Period of January 1, 1997 to
           February 11, 1997 .............................................................    4

        Statements of Cash Flows -
           Successor Basis - Taylor Capital Group, Inc. - Consolidated For
           the Three Months Ended March 31, 1998 and the Period of
           February 12, 1997 to March 31, 1997;  Predecessor Basis
           - Cole Taylor Bank - For the Period of January 1, 1997 to
           February 11, 1997 .............................................................    5

        Notes to Financial Statements ....................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................................    12

Item 3. Quantitative and Qualitative Disclosure About Market Risk ........................    23


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ................................................................    23

Item 6. Exhibits and Reports on Form 8-K .................................................    23


        Signatures .......................................................................    24

                          TAYLOR CAPITAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                             --------------------

                                                                                      (Unaudited)
                                                                                       March 31,         December 31,
                                                                                         1998               1997
                                                                                      -----------        ----------
                                    ASSETS
Cash and due from banks                                                               $    74,554        $   72,210
Interest-bearing deposits with banks                                                           68            12,131
Federal funds sold                                                                            ---               275
Investment securities:
  Available-for-sale, at fair value                                                       397,692           399,145
  Held-to-maturity, at amortized cost (fair value of $86,850 and $84,581 at
         March 31, 1998 and December 31, 1997, respectively)                               85,495            83,251
Loans held for sale, net, at lower of cost or market                                       52,913            31,771
Loans, net of allowance for loan losses of $25,642 and $25,813
  at March 31, 1998 and December 31, 1997, respectively                                 1,135,739         1,146,853
Premises, leasehold improvements and equipment, net                                        22,333            22,713
Other real estate and repossessed assets, net                                               2,115             1,463
Goodwill and other intangibles, net of amortization of $2,846 and $2,235
  at March 31, 1998 and December 31, 1997, respectively                                    33,890            34,356
Other assets                                                                               35,678            51,543
                                                                                      -----------        ----------
         Total assets                                                                 $ 1,840,477        $1,855,711
                                                                                      ===========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                 $   319,130        $  340,419
  Interest-bearing                                                                      1,049,656         1,037,538
                                                                                      -----------        ----------
         Total deposits                                                                 1,368,786         1,377,957
Short-term borrowings                                                                     179,877           186,053
Accrued interest, taxes and other liabilities                                              20,140            19,874
Nonrecourse borrowings                                                                        ---            18,757
Notes payable                                                                             128,400           112,000
                                                                                      -----------        ----------
         Total liabilities                                                              1,697,203         1,714,641
                                                                                      -----------        ----------

Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares authorized,
     Series A 9% noncumulative perpetual, 1,530,000 shares issued and
     outstanding, $25 stated and redemptive value                                          38,250            38,250
  Common stock, $.01 par value; 7,000,000 shares authorized, 4,654,533 and 4,640,453 shares issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively                                                           47                46
  Surplus                                                                                  99,764            99,371
  Unearned compensation - stock grants                                                     (2,756)           (2,656)
  Retained earnings                                                                         7,838             5,278
  Accumulated other comprehensive income                                                      131               781
                                                                                      -----------        ----------
         Total stockholders' equity                                                       143,274           141,070
                                                                                      -----------        ----------
         Total liabilities and stockholders' equity                                   $ 1,840,477        $1,855,711
                                                                                      ===========        ==========

                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                             STATEMENTS OF INCOME
                                (in thousands)
                              ------------------


                                                                                          (Unaudited)
                                                                                                                  Predecessor
                                                                       Successor Basis - Taylor Capital           Basis - Cole
                                                                         Group, Inc. - Consolidated               Taylor Bank -
                                                                  ---------------------------------------      -------------------
                                                                  For the Three         For the Period of       For the Period of
                                                                  Months Ended          Feb. 12, 1997 to         Jan. 1, 1997 to
                                                                  Mar. 31, 1998           Mar. 31, 1997           Feb. 11, 1997
                                                                  -------------           -------------           -------------
Interest income:
    Interest and fees on loans                                         $26,455                $13,906                $12,481
    Interest and dividends on investment securities:
         Taxable                                                         6,478                  3,244                  2,606
         Tax-exempt                                                        785                    410                    431
    Interest on cash equivalents                                            90                    244                    124
                                                                       -------                -------                -------
            Total interest income                                       33,808                 17,804                 15,642
                                                                       -------                -------                -------

Interest expense:
    Deposits                                                            11,942                  6,665                  5,614
    Short-term borrowings                                                2,497                  1,221                  1,026
    Notes payable                                                        1,865                    757                    436
                                                                       -------                -------                -------
            Total interest expense                                      16,304                  8,643                  7,076
                                                                       -------                -------                -------

Net interest income                                                     17,504                  9,161                  8,566
Provision for loan losses                                                  750                    484                    420
                                                                       -------                -------                -------
            Net interest income after provision for loan losses         16,754                  8,677                  8,146
                                                                       -------                -------                -------

Noninterest income:
    Service charges                                                      2,324                  1,264                  1,122
    Trust fees                                                             945                    493                    359
    Gain on sales of loans, net                                            801                     68                    169
    Gain on sale of servicing rights                                     1,447                    ---                    ---
    Other noninterest income                                               410                    525                    280
                                                                       -------                -------                -------
            Total noninterest income                                     5,927                  2,350                  1,930
                                                                       -------                -------                -------

Noninterest expense:
    Salaries and employee benefits                                       9,125                  4,572                  3,645
    Occupancy of premises, net                                           1,714                    883                    656
    Furniture and equipment                                                809                    412                    322
    Computer processing                                                    561                    273                    222
    Advertising and public relations                                       158                    107                    157
    Goodwill and other intangible amortization                             611                    314                     20
    Legal fees                                                             314                    120                    194
    Other noninterest expense                                            2,996                  1,503                  1,250
                                                                       -------                -------                -------
            Total noninterest expense                                   16,288                  8,184                  6,466
                                                                       -------                -------                -------

Income before income taxes                                               6,393                  2,843                  3,610
Income taxes                                                             2,512                    835                  1,328
                                                                       -------                -------                -------
               Net income                                               $3,881                 $2,008                 $2,282
                                                                       =======                =======                =======
Preferred dividend requirements                                           (861)                  (468)                   ---
                                                                       -------                -------                -------
Net income applicable to common stockholders                            $3,020                 $1,540                    ---
                                                                       =======                =======                =======


                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                              -----------------


                                                                                          (Unaudited)
                                                                                                                  Predecessor
                                                                       Successor Basis - Taylor Capital           Basis - Cole
                                                                         Group, Inc. - Consolidated               Taylor Bank -
                                                                  ---------------------------------------      -------------------
                                                                  For the Three         For the Period of       For the Period of
                                                                  Months Ended          Feb. 12, 1997 to         Jan. 1, 1997 to
                                                                  Mar. 31, 1998           Mar. 31, 1997           Feb. 11, 1997
                                                                  -------------           -------------           -------------
Cash flows from operating activities:
   Net income                                                        $3,881                   $2,008                   $2,282
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Provision for loan losses
       Gain on sales of loans originated for sale                       750                      484                      420
       Loans originated and held for sale                              (925)                    (323)                    (137)
       Proceeds from sales of loans originated for sale             (75,122)                 (28,306)                 (12,852)
       Depreciation and amortization                                 62,445                   30,063                   23,724
       Other adjustments to net income, net                           1,585                      499                      238
       Net changes in other assets and liabilities                      797                      594                      502
            Net cash provided by (used in) operating activities      (2,704)                 (10,282)                   7,645
                                                                    -------                 --------                 --------
                                                                     (9,293)                  (5,263)                  21,822
                                                                    -------                 --------                 --------
Cash flows from investing activities:
   Purchases of available-for-sale securities
   Purchases of held-to-maturity securities                         (21,516)                 (66,286)                 (43,533)
   Proceeds from principal payments and maturities of                (4,331)                     ---                      ---
       available-for-sale securities
   Proceeds from principal payments and maturities of                21,389                   48,336                    2,000
       held-to-maturity securities
   Net decrease (increase) in loans                                   1,955                      163                    1,209
   Net cash of Bank and Mortgage Company acquired in                  2,615                  (15,235)                 (12,509)
       Split-Off Transactions
   Proceeds from sale of new indirect auto loans                        ---                   65,306                      ---
   Decrease in reverse exchange assets                                  ---                      ---                   66,570
   Other, net                                                        18,757                      ---                      ---
            Net cash provided by investing activities                  (588)                    (416)                     (51)
                                                                    -------                 --------                 --------
                                                                     18,281                   31,868                   13,686
                                                                    -------                 --------                 --------
Cash flows from financing activities:
   Net increase (decrease) in deposits
   Net (decrease) increase in short-term borrowings                  (9,171)                  79,772                  (56,094)
   Repayments of notes payable                                       (6,176)                 (69,718)                  80,447
   Proceeds from notes payable                                      (65,000)                      (4)                 (25,201)
   Net proceeds from issuance of preferred stock                     81,400                   31,000                      ---
   Decrease in nonrecourse borrowings                                   ---                   36,105                      ---
   Dividends paid                                                   (18,757)                     ---                      ---
            Net cash provided by (used in) financing activities      (1,278)                     ---                      ---
                                                                    -------                 --------                 --------
                                                                    (18,982)                  77,155                     (848)
                                                                    -------                 --------                 --------
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period                       (9,994)                 103,760                   34,660
                                                                     84,616                      ---                   87,260
                                                                    -------                 --------                 --------
Cash and cash equivalents, end of period
                                                                    $74,622                 $103,760                 $121,920
                                                                    =======                 ========                 ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                     $16,182                   $8,018                   $7,303
       Income taxes                                                     ---                      ---                      997



                See accompanying notes to financial statements.

                          TAYLOR CAPITAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation:

   The successor basis Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company").

   Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in the Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly-owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc. The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank and the Mortgage Company to the Parent Company and then transferred all of the common stock of the Parent Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million and a cash payment of approximately $1.1 million for the Mortgage Company.

   The predecessor basis Cole Taylor Bank financial statements report the financial position and results of operations of Cole Taylor Bank on its historical accounting basis. These results, which are for the reporting period of January 1, 1997 to February 11, 1997 immediately prior to the acquisition of the Bank by the Parent Company, are therefore not comparable to subsequent periods.

   The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1998. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations as of the dates and for the periods presented.

   The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the predecessor basis Cole Taylor Bank 1997 financial statements to conform to the successor basis Taylor Capital Group, Inc. 1997 and 1998 presentation.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


2. Investment Securities:

   The amortized cost and estimated fair values of investment securities at March 31, 1998 and December 31, 1997 were as follows:


                                                                              March 31, 1998
                                                  ---------------------------------------------------------------------------
                                                                           Gross                Gross
                                                  Amortized             Unrealized           Unrealized            Estimated
                                                     Cost                 Gains                Losses              Fair Value
                                                  ---------             ----------           ----------           -----------
                                                                                 (in thousands)
Available-for-sale:
  U.S. Treasury securities                        $196,996                $  988                  ---               $197,984
  U.S. government agency securities                 10,237                   140              $   (32)                10,345
  Collateralized mortgage obligations               99,578                    70               (1,888)                97,760
  Mortgage-backed securities                        90,682                 1,134                 (213)                91,603
                                                  ---------             ----------           ----------           -----------
     Total available-for-sale                      397,493                 2,332               (2,133)               397,692
                                                  ---------             ----------           ----------           -----------

Held-to-maturity:
  State and municipal obligations                   63,407                 1,279                   (1)                64,685
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities                         21,263                   ---                  ---                 21,263
  Other debt securities                                825                    77                  ---                    902
                                                  ---------             ----------           ----------           -----------
     Total held-to-maturity                         85,495                 1,356                   (1)                86,850
                                                  ---------             ----------           ----------           -----------

         Total                                    $482,988                $3,688              $(2,134)              $484,542
                                                  =========             ==========           ===========          ===========


                                                                              December 31, 1997
                                                  ---------------------------------------------------------------------------
                                                                           Gross                Gross
                                                  Amortized             Unrealized           Unrealized            Estimated
                                                     Cost                 Gains                Losses              Fair Value
                                                  ---------             ----------           ----------           -----------
                                                                                 (in thousands)

Available-for-sale:
  U.S. Treasury securities                        $205,007                $  797              $   (20)              $205,784
  U.S. government agency securities                 13,261                   125                  (41)                13,345
  Collateralized mortgage obligations               84,330                    61                 (374)                84,017
  Mortgage-backed securities                        95,364                   645                  (10)                95,999
                                                  ---------             ----------           ----------           -----------
     Total available-for-sale                      397,962                 1,628                 (445)               399,145
                                                  ---------             ----------           ----------           -----------

Held-to-maturity:
  State and municipal obligations                   65,034                 1,364                  (79)                66,319
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities                         17,392                   ---                   ---                17,392
  Other debt securities                                825                    46                   (1)                   870
                                                  ---------             ----------           ----------           -----------
     Total held-to-maturity                         83,251                 1,410                  (80)                84,581
                                                  ---------             ----------           ----------           -----------

         Total                                    $481,213                $3,038              $  (525)              $483,726
                                                  =========             ==========           ===========          ===========

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


3. Loans:

   Loans classified by type at March 31, 1998 and December 31, 1997 were as follows:

                                                   March 31,          December 31,
                                                     1998                 1997
                                                  ----------          ----------
                                                           (in thousands)
Commercial and industrial                         $  673,731          $  671,506
Real estate-construction                             183,591             179,855
Residential real estate-mortgages                    158,346             165,258
Home equity lines of credit                          103,852             104,287
Consumer                                              41,652              50,391
Other loans                                            1,294               2,448
                                                  ----------          ----------
     Gross loans                                   1,162,466           1,173,745

Less:  Unearned discount                              (1,085)             (1,079)
                                                  ----------          ----------
     Total loans                                   1,161,381           1,172,666

Less:  Allowance for loan losses                     (25,642)            (25,813)
                                                  ----------          ----------
        Loans, net                                $1,135,739          $1,146,853
                                                  ==========          ==========

At March 31, 1998, approximately $7.7 million of the Bank's $9.6 million of credit card receivables was transferred, at cost, from the consumer loan category to loans held for sale. The Bank is currently negotiating to sell these receivables. No loss is expected from the sale.


4. Interest-Bearing Deposits:

   Interest-bearing deposits at March 31, 1998 and December 31, 1997 were as follows:



                                             March 31,         December 31,
                                               1998               1997
                                            ----------         ----------
                                                    (in thousands)
NOW accounts                                $  111,215         $  100,309
Savings accounts                               113,050            112,978
Money market deposits                          226,671            240,294
Certificates of deposit                        428,785            417,230
Public time deposits                           115,055             96,844
Brokered certificates of deposit                54,880             69,883
                                            ----------         ----------
     Total                                  $1,049,656         $1,037,538
                                            ==========         ==========

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


5. Notes Payable:

   Notes payable consisted of the following at March 31, 1998 and December 31, 1997:


                                                                                      March 31,              December 31,
                                                                                        1998                    1997
                                                                                     -----------             ------------
                                                                                                 (in thousands)
TAYLOR CAPITAL GROUP, INC.:
---------------------------
Unsecured $25 million term loan bearing interest at prime rate or LIBOR plus
   1.25%, annual principal reductions of $1 million commencing 1999 and a balloon payment of $22 million on February 12, 2002; interest rates at
   March 31, 1998  and December 31, 1997 were 6.93% and 7.12%
   respectively.                                                                        $25,000                 $25,000

Unsecured $7 million revolving credit facility bearing interest at prime rate or
   LIBOR plus 1.25%, maturing May 1, 1998;  interest rates at
   March 31, 1998 and December 31, 1997 were 6.91% and 7.02%
   respectively.                                                                          3,400                   2,000

COLE TAYLOR BANK:
-----------------
Federal Home Loan Bank (FHLB) - various advances ranging from
   $10 million to $30 million due at various dates through
   February 20, 2008, collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at March 31, 1998
   and December 31, 1997 were 5.40% and 6.04% respectively                              100,000                  85,000
                                                                                       --------                --------
   Total                                                                               $128,400                $112,000
                                                                                       ========                ========

   In April 1998, the Taylor Capital Group, Inc. loan agreement was amended to extend the maturity date of the revolving credit facility from May 1, 1998 to June 1, 1998. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of March 31, 1998, the Company was not aware of any instances of non-compliance.


6. Incentive Compensation Plan:

   The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and stock awards. During the three months ended March 31, 1998, stock options were granted with respect to 88,269 shares of common stock. The stock options were granted at the fair market value of the stock on the date of grant ($25.00 per share), as determined by an independent appraisal.

   In addition, 14,080 shares of common stock were awarded to certain employees and non-employee members of the Board of Directors under restricted stock agreements.

                          TAYLOR CAPITAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)


7. Comprehensive Income:

   Statement of Financial Accounting Standards No. 130 "Reporting of Comprehensive Income" requires disclosure of all components of comprehensive income. Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from nonstockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:


                                                                                                  Predecessor
                                                     Successor Basis - Taylor Capital             Basis - Cole
                                                       Group, Inc. - Consolidated                 Taylor Bank
                                            ---------------------------------------------     --------------------
                                              For the Three            For the Period of       For the Period of
                                               Months Ended            Feb. 12, 1997 to         Jan. 1, 1997 to
                                               Mar. 31, 1998             Mar. 31, 1997           Feb. 11, 1997
                                            --------------------     --------------------     --------------------
                                                                         (in thousands)
Net income, as reported                            $3,881                   $ 2,008                  $2,282

Other comprehensive income:
   Change in unrealized losses on
      available-for- sale securities                 (985)                   (3,608)                 (1,890)
   Income tax expense (benefit) related
      to other comprehensive income                  (335)                   (1,219)                   (750)
                                                   ------                   -------                  ------
   Other comprehensive income, net of tax            (650)                   (2,389)                 (1,140)
                                                   ------                   -------                  ------
Total comprehensive income                         $3,231                   $  (381)                 $1,142
                                                   ======                   =======                  ======


8. Litigation:


   The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included among the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company. One case also names the Bank as a defendant. All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

   Five of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is

                          TAYLOR CAPITAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS


   pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k)/Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages, attorneys' fees and rescission of the Split-Off Transactions.

   Seven other similar lawsuits are pending. Although the Company has not been named as a defendant in those suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor and J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

   Pursuant to the Share Exchange Agreement in which Jeffrey W. Taylor, Bruce
   W. Taylor, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") agreed to acquire the Company from Reliance, the Taylor Family may be obligated to indemnify Reliance for 25% of any losses (net of any insurance proceeds paid to, or for the benefit of Reliance or members of its Board of Directors), including without limitation, any cost or expenses of defense or settlement of any suits, actions or proceedings initiated by third-parties and any judgments in such suits, actions or proceedings, relating to the Split-Off Transactions (the "Transaction Indemnification Obligation"). Subsequently, the Company agreed to indemnify and hold harmless the Taylor Family from and against any and all liabilities of the Taylor Family arising under the Transaction Indemnification Obligation. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code, and all of the aforementioned cases in which Reliance had been named as a defendant are now stayed as to Reliance. The Company is unable at this time to predict the extent to which it might be called upon to fulfill its indemnification obligations to the Taylor Family with respect to the Transaction Indemnification Obligation.

   All of these cases are in their early stages. The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself vigorously. In addition, the Company has agreed to advance defense costs that are not otherwise advanced by insurance carriers on behalf of members of the Taylor Family and directors and officers of the Company who are defendants in these cases. The Company is unable to predict at this time the potential impact of the litigation on the financial condition of the Company.

   The Company is from time to time a party to various other legal actions arising in the normal course of its business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the financial condition of the Company.

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Bank and Mortgage Company were acquired by the Parent Company on February 12, 1997; therefore, the consolidated results of operations for 1997 are for a period of less than a full calendar quarter. In addition, the predecessor basis Bank results of operations are on a different cost basis than that of the Company's consolidated financial information and therefore are not comparable to subsequent periods.

RESULTS OF OPERATIONS

Overview

For the first quarter of 1998, consolidated net income was $3.9 million. Annualized return on average assets and return on average equity were .85% and 11.07%, respectively. For the previous year's period of February 12, 1997 to March 31, 1997, consolidated net income was $2.0 million. For this period, annualized return on average assets and return on average equity were .84% and 11.26%, respectively. The higher net income in 1998 was primarily due to the fact that the 1997 reporting period was comprised of 42 fewer days than the 1998 quarter.

Net income for the Bank on the predecessor basis for the reporting period of January 1, 1997 to February 11, 1997 was $2.3 million and was comprised of 42 days.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Net Interest Income

Net interest income (with an adjustment for tax-exempt income) for the first quarter of 1998 was $18.1 million, compared to $9.5 million in the year earlier period of February 12, 1997 to March 31, 1997. The increased net interest income was principally due to the reporting period for 1997 consisting of 42 fewer days of interest earned than the first quarter of 1998. On an annualized basis, net interest income for the first quarter of 1998 increased modestly (approximately 2%) primarily as a result of an improved net interest margin. Average earning assets increased $15.7 million (less than 1%) from $1.68 billion in the first quarter of 1997 to $1.70 billion in the first quarter of 1998.

Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, was 4.29% for the first quarter of 1998, which was a 4 basis point increase over the year earlier period of February 12, 1997 to March 31, 1997. The margin improvement resulted primarily from the improved yield on loans due to higher loan fees and a change in loan mix to more commercial and consumer loans and fewer real estate mortgages. Also contributing to the improvement was an increase of $14.4 million in average noninterest bearing deposits. The annualized, weighted average rate paid on interest bearing liabilities remained unchanged.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax equivalent basis using a 35% income tax rate for each period presented.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                                       CONSOLIDATED FOR THE THREE           CONSOLIDATED FOR THE PERIOD OF
                                                       MONTHS ENDED MAR. 31. 1998           FEB. 12, 1997 TO MAR. 31. 1997
                                                    -------------------------------       ----------------------------------
                                                                            YIELD/                                   YIELD/
                                                    AVERAGE                  RATE          AVERAGE                    RATE
                                                    BALANCE     INTEREST    (%) (3)        BALANCE      INTEREST     (%) (3)
                                                    --------    --------   --------       ---------    ----------   --------
INTEREST-EARNING ASSETS:                                                    (dollars in thousands)

Investment securities (1):
   Taxable                                          $421,823      $6,478     6.19 %        $384,968      $3,244       6.43 %
   Non-taxable (tax equivalent)                       63,784       1,270     7.96            63,205         676       8.02
                                                  ----------     -------                 ----------     -------
       Total investment securities                   485,607       7,748     6.42           448,173       3,920       6.59
                                                  ----------     -------                 ----------     -------
Cash equivalents                                       6,535          90     5.51            34,048         244       5.49
                                                  ----------     -------                 ----------     -------
Loans (2):
   Commercial and industrial                         859,393      19,224     8.95           853,648      10,109       8.88
   Real estate mortgages                             193,402       3,608     7.46           201,338       1,938       7.22
   Consumer and other                                155,182       3,414     8.92           147,195       1,708       8.82
   Fees on loans                                                     301                                    199
                                                  ----------     -------                 ----------     -------
       Net loans (tax equivalent)                  1,207,977      26,547     8.90         1,202,181      13,954       8.81
                                                  ----------     -------                 ----------     -------
           Total earning assets                    1,700,119      34,385     8.18         1,684,402      18,118       8.15
                                                  ----------     -------                 ----------     -------
Allowance for loan losses                            (25,780)                               (24,909)
NONEARNING ASSETS:
   Cash and due from banks                            72,370                                 67,523
   Accrued interest and other assets                 107,677                                 80,188
                                                  ----------                             ----------
TOTAL ASSETS                                      $1,854,386                             $1,807,204
                                                  ==========                             ==========
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
       Interest-bearing demand deposits             $343,841       3,039     3.58          $319,660       1,463       3.48
       Savings deposits                              112,911         711     2.55           118,041         396       2.55
       Time deposits                                 589,008       8,192     5.64           657,814       4,806       5.56
                                                  ----------     -------                 ----------     -------
           Total deposits                          1,045,760      11,942     4.63         1,095,515       6,665       4.63
                                                  ----------     -------                 ----------     -------
Short-term borrowings                                197,304       2,497     5.13           179,398       1,221       5.18
Notes payable                                        123,638       1,865     6.12            84,293         757       6.83
                                                  ----------     -------                 ----------     -------
       Total interest-bearing liabilities          1,366,702      16,304     4.84         1,359,206       8,643       4.84
                                                  ----------     -------                 ----------     -------
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                      309,236                                294,880
   Nonrecourse borrowings (4)                         16,256                                    ---
   Accrued interest and other liabilities             19,965                                 17,423
STOCKHOLDERS' EQUITY                                 142,227                                135,625
                                                  ----------                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,854,386                             $1,807,134
                                                  ==========                             ==========
Net interest income (tax equivalent)                             $18,081                                 $9,475
                                                                 =======                                =======
Net interest spread                                                          3.34 %                                   3.31 %
Net interest margin                                                          4.29 %                                   4.25 %
                                                                             =====                                    =====

------------------
(1)   Investment securities average balances are based on amortized cost.
(2)   Nonaccrual loans are included in the above stated average balances.
(3)   Yields / rates are annualized.
(4) Interest expense on nonrecourse borrowings is netted against trust fees on the income statement.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)



Provision for Loan Losses

The provision for loan losses in the first quarter of 1998 was $750,000 as compared to $484,000 for the period of February 12, 1997 to March 31, 1997. The provision for any reporting period reflects management's evaluation of the adequacy of the allowance for loan losses in relation to nonperforming, impaired and total loans as well as general economic conditions and past and
expected future loss experience.   Credit quality is the determining factor in
establishing the allowance for loan losses and required provisions for loan losses.


Noninterest Income

The following table shows noninterest income for the periods indicated:


                              NONINTEREST INCOME



                                                                                                       Predecessor Basis -
                                                      Successor Basis - Taylor Capital                    Cole Taylor
                                                         Group, Inc. - Consolidated                           Bank
                                           --------------------------------------------------          --------------------
                                              For the Three               For the Period of             For the Period of
                                               Months Ended                Feb. 12, 1997 to              Jan. 1, 1997 to
                                               Mar. 31, 1998                Mar. 31, 1997                 Feb. 11, 1997
                                           --------------------          --------------------          --------------------
                                                                             (in thousands)
Deposit service charges                           $2,090                        $1,160                        $1,022
Retail credit card service charges                   130                            64                            60
Merchant credit card processing fees                 104                            40                            40
Trust fees                                           945                           493                           359
Gain on sale of loans                                801                           247                           169
Mortgage loan servicing income                       (10)                           88                            57
ATM fees                                             193                            97                            63
Gain on sale of mortgage servicing rights          1,447                           ---                           ---
Other noninterest income                             227                           161                           160
                                                  ------                        ------                        ------
     Total noninterest income                     $5,927                        $2,350                        $1,930
                                                  ======                        ======                        ======

Total noninterest income for the first quarter of 1998 was $5.9 million as compared to $2.3 million for the period February 12, 1997 to March 31, 1997. First quarter 1998 noninterest income exceeded that reported in the 1997 period primarily because there were 42 fewer days in the 1997 consolidated reporting period. First quarter 1998 noninterest income also included a gain on sale of mortgage servicing rights of $1.4 million. As result of the sale of these mortgage servicing rights, mortgage loan servicing income was reduced in the first quarter of 1998 from the 1997 reported amounts. The gain on sale of loans in 1998 increased as a result of a change in the mix of loans sold, an improvement in the average loan sale price and a 21% increase in the volume of loans sold (as adjusted for the difference in days). Mortgage loan servicing income is presented net of an impairment provision of $53,000 on the capitalized mortgage servicing rights. Included in other noninterest income in the first quarter of 1998 is a gain of $13,000 on the sale of the CTRE, Inc. subsidiary.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense

The following table shows noninterest expense for the periods indicated:

                              NONINTEREST EXPENSE

                                                                                                      Predecessor Basis -
                                                       Successor Basis - Taylor Capital                   Cole Taylor
                                                          Group, Inc. - Consolidated                          Bank
                                                ---------------------------------------------         --------------------
                                                   For the Three           For the Period of            For the Period of
                                                   Months Ended            Feb. 12, 1997 to             Jan. 1, 1997 to
                                                   Mar. 31, 1998             Mar. 31, 1997                Feb. 11, 1997
                                                --------------------     --------------------         --------------------
                                                                          (dollars in thousands)
Salaries and employee benefits                         $9,125                  $4,572                        $3,645
Occupancy of premises, net                              1,714                     883                           656
Furniture and equipment                                   809                     412                           322
Computer processing                                       561                     273                           222
Legal fees                                                314                     120                           194
Advertising and public relations                          158                     107                           157
Goodwill and other intangible amortization                611                     314                            20
Other real estate and repossessed asset
     expense                                               98                       6                            31
Other noninterest expense                               2,898                   1,497                         1,219
                                                      -------                  ------                        ------
     Total noninterest expense                        $16,288                  $8,184                        $6,466
                                                      =======                  ======                        ======
Efficiency ratio (1)                                    69.51%                  71.10%                        61.60%
                                                      =======                  ======                        ======

------------------------
(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Total noninterest expense for the first quarter of 1998 was $16.3 million as compared to $8.2 million for the period February 12, 1997 to March 31, 1997. The primary reason for the higher expense in 1998 was the 42 fewer days in the 1997 reporting period.

On a comparable days basis, total salaries and benefit expense increased 6% in the first quarter of 1998. The primary reason for this increase was the expense related to the long-term incentive and restricted stock award programs which were introduced in September 1997. Full time equivalent employees averaged 617 in the first quarter of 1998 as compared to 613 during the 1997 reporting period.

Occupancy expense, on a comparable days basis, increased 4% in the first quarter of 1998. The rise in occupancy expense was due to the addition of two new banking facilities. The Old Orchard (Skokie, IL) branch opened in October 1997 and the 111 West Washington branch in downtown Chicago opened in March 1998.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Legal expenses in the first quarter of 1998 were reduced by $308,000 of reimbursements from the Company's insurance carrier for legal defense costs related to two suits settled in 1997. The cost of legal services for the various lawsuits relating to the Split-Off Transactions totaled approximately $500,000 in the first quarter of 1998. The Company has insurance which provides for reimbursement of eligible legal defense costs with respect to the Split-Off Transactions litigation. Management intends to submit the costs of that litigation to the insurance carrier for potential reimbursement. Management can not predict what portion of the legal defense costs will meet the insurance carrier's definition of eligibility and when reimbursement would occur.

Income Taxes

The income tax expense of $2.5 million for the first quarter of 1998 reflected an effective tax rate of 39%. The income tax expense for the 1997 reporting period of $0.8 million reflected an effective tax rate of 29%. The higher effective tax rate in 1998 was primarily due to the lower state income tax provision recorded in the 1997 period.



FINANCIAL CONDITION

Overview

The Company's total assets of $1.84 billion at March 31, 1998 represented a decrease of approximately $16 million from the December 31, 1997 total of $1.86 billion. The primary reason for the decline was the sale of the Bank's CTRE, Inc. subsidiary on March 19, 1998. At December 31, 1997, CTRE, Inc.'s assets totaled $18.7 million and were reflected in other assets. Those assets were supported by nonrecourse borrowings of an equal amount.

Total earning assets remained relatively unchanged between December 31, 1997 and March 31, 1998. Loans held for sale increased as a result of increased mortgage origination due to favorable market rates and increased refinancing activity. In addition, at March 31, 1998, approximately $7.7 million of the Bank's $9.6 million of credit card receivables were reflected in loans held for sale as the Bank negotiated to sell these assets. Commercial and real estate construction loans increased modestly while real estate mortgage loans declined due to an increase in refinancing activity.

Total customer deposits declined between December 31, 1997 and March 31, 1998 primarily due to the recurring seasonal increase in demand deposits at each year end. On an average basis, demand deposits for the first quarter of 1998 exceeded demand deposits for the period of February 12, 1997 to March 31, 1997. Wholesale funding, obtained primarily through brokered certificates of deposit and Federal Home Loan Bank (FHLB) advances, remained unchanged in total, although FHLB advances were utilized to a greater extent due to more favorable funding costs.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


Nonperforming Loans and Assets

Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management periodically becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and, if appropriate a partial or full charge-off.

The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:


                             NONPERFORMING ASSETS

                                                                           March 31,           December 31,
                                                                             1998                 1997
                                                                           --------            -----------
                                                                                 (dollars in thousands)
Loans contractually past due 90 days or more but
    still accruing                                                           $1,821               $2,009
Nonaccrual loans                                                             12,997               11,624
                                                                           --------              -------
        Total nonperforming loans                                            14,818               13,633
Other real estate                                                             2,055                1,391
Other repossessed assets                                                         60                   72
                                                                           --------              -------
        Total nonperforming assets                                          $16,933              $15,096
                                                                           ========              =======

Nonperforming loans to total loans                                             1.22%                1.13%
Nonperforming assets to total loans plus repossessed
    property                                                                   1.39%                1.25%
Nonperforming assets to total assets                                           0.92%                0.81%

In addition to the loans presented above, management has identified through its internal monitoring procedures a $4.9 million loan at March 31, 1998 and December 31, 1997 which exhibits a higher than normal credit risk. This loan is not in default but has characteristics that management feels might jeopardize the future timely collection or interest payments.

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

                    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                                           Predecessor
                                                              Successor Basis -  Taylor Capital            Basis - Cole
                                                                 Group, Inc. - Consolidated                 Taylor Bank
                                                        For the Three            For the Period of        For the Period of
                                                        Months Ended             Feb. 12, 1997 to          Jan. 1, 1997 to
                                                        Mar. 31, 1998              Mar. 31, 1997            Feb. 11, 1997
                                                     --------------------        -----------------        -----------------
                                                                               (dollars in thousands)
Average total loans                                       $1,207,977               $1,202,181                $1,220,897
                                                          ==========               ==========                ==========
Total loans at end of period                              $1,214,294               $1,210,588                $1,226,072
                                                          ==========               ==========                ==========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                          $   25,813               $   24,607                $   24,184
Charge-offs                                                   (1,140)                    (755)                     (275)
Recoveries                                                       219                      193                       243
                                                          ----------               ----------                ----------
     Net charge-offs                                            (921)                    (562)                      (32)
                                                          ----------               ----------                ----------
Provisions for loan losses                                       750                      484                       420
                                                          ----------               ----------                ----------
Allowance at end of period                                $   25,642               $   24,529                $   24,572
                                                          ==========               ==========                ==========

Net charge-offs to average total loans (annualized)             0.31%                    0.36%                     0.02%
Allowance to total loans at end of period                       2.11%                    2.03%                     2.00%
Allowance to nonperforming loans                              173.05%                  180.75%                   172.13%

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

The Company's and the Bank's capital ratios were as follows for the dates indicated:




                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                        For Capital              Prompt Corrective
                                                                Actual               Adequacy    Purpose         Action Provision
                                                      --------------------------   ------------------------   ----------------------
                                                        Amount           Ratio        Amount       Ratio        Amount       Ratio
                                                      ----------       ---------   -----------  -----------   ----------   ---------
                                                                                     (dollars in thousands)
As of March 31, 1998:
   Total Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated       $125,690           9.61  %    >$104,605    >8.00  %      NA
       Cole Taylor Bank                                 151,014          11.58       > 104,370    >8.00       > $130,463   >10.00%
   Tier I Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated        109,231           8.35  %    >  52,303    >4.00         NA
       Cole Taylor Bank                                 134,593          10.32       >  52,185    >4.00       >   78,278    >6.00
Leverage (1)
       Taylor Capital Group, Inc. - Consolidated        109,231           6.06  %    >  72,072    >4.00         NA
       Cole Taylor Bank                                 134,593           7.47       >  72,073    >4.00       >   90,091    >5.00


As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated       $122,432           9.21  %     $106,370    >8.00  %      NA
       Cole Taylor Bank                                 148,043          11.16       > 106,135    >8.00       > $132,669   >10.00%
   Tier I Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated        105,698           7.95          53,185                  NA
       Cole Taylor Bank                                 131,348           9.90       >  53,068    >4.00       >   79,601    >6.00
  Leverage (1)
       Taylor Capital Group, Inc. - Consolidated        105,698           5.85          72,318                  NA
       Cole Taylor Bank                                 131,348           7.26       >  72,319    >4.00       >   90,399    >5.00

---------------------------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.


For the first quarter of 1998, the Parent Company declared $861,000 and $419,000 in preferred and common stock dividends respectively.

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity

The Company's liquidity position remained stable during the first quarter of 1998. The asset growth of loans and loans held-for-sale was funded by cash resources and funds generated from operations. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets for 1998. The Parent Company's revolving credit facility was renewed until June 1, 1998 as the Company continues to negotiate the terms of the renewal. Management anticipates that the agreement will be renewed for a one year term prior to its current maturity date.


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


LITIGATION

As disclosed in footnote 8 to the financial statements included in Part I, Item 1 to this Form 10-Q, the Company has been named as a defendant in a number of lawsuits relating to either or both (1) the transaction which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as
additional defendants.    All of the lawsuits have been brought as purported
class actions on behalf of current and former stockholders of Reliance. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions.

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

                          TAYLOR CAPITAL GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information.", was issued in June 1997. The statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure is required for annual financial reports for fiscal years beginning after December 15, 1997. Management is currently assessing what segment information may be appropriate and informative to financial statement readers.


SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, including the statements in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1996. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the year 2000 on the Company's computer systems and the computer systems of its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission, including, without limitation, the Company's Prospectus dated February 7, 1997.

                          TAYLOR CAPITAL GROUP, INC.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet and net interest income is computed assuming market rates unchanged and a parallel shift of market interest rates both up and down 200 basis points. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Company's simulation modeling indicates that the Company's net interest income is potentially exposed to declining market interest rates. During the first quarter of 1998, the Company's potential exposure to declining interest rates increased modestly as a result of additional purchases of collateralize mortgage obligations coupled with increasing prepayment rates on all mortgage-backed securities and mortgage loans.



PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") discusses certain potentially significant litigation relating to the Split-Off Transactions and the financial and public reporting
of Reliance Acceptance Group, Inc.   No material developments with respect to
this litigation have occurred since the filing of the 1997 Form 10-K. Readers of this Form 10-Q are directed to read the Legal Proceedings section of the 1997 Form 10-K for more information with respect to this pending litigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits - Exhibit 10.1 - Third Amendment to Loan Agreement Between LaSalle National Bank and Taylor Capital Group, Inc.
       (b)  Exhibits - Exhibit 27 - Financial Data Schedule.
       (c) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Taylor Capital Group, Inc.
                                       ---------------------------------
                                                  (Registrant)



Date:   May 13, 1998                    /s/   J. Christopher Alstrin
       --------------                  ---------------------------------
                                              J. Christopher Alstrin*
                                              Chief Financial Officer





* Duly authorized to sign on behalf of the Registrant