Form 10-Q
period 1998-06-30
TAYLOR CAPITAL GROUP INC
filed 1998-08-13
CIK 1025536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                          Commission File No. 333-14713


                           TAYLOR CAPITAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter


            DELAWARE                                      36-4108550
---------------------------------                    ---------------------
 State or Other Jurisdiction of                         I.R.S. Employer
  Incorporation or Organization                      Identification Number


                         350 EAST DUNDEE ROAD, SUITE 300
                          WHEELING, ILLINOIS 60090-3199
                     Address of Principal Executive Offices

                                 (847) 808-6369
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---    ---

The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at August 5, 1998
--------------------------------             -----------------------------
 Common Stock, $.01 Par Value                              4,658,533

                           TAYLOR CAPITAL GROUP, INC.

                                      INDEX

PART  I.  FINANCIAL INFORMATION..........................................................................    PAGE

     Item 1.    Financial Statements

                Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997..................................................     3

                Consolidated Statements of Income -
                    For the Three and Six Months Ended June 30, 1998;
                    For the Three Months Ended June 30, 1997 and the
                    Period of February 12, 1997 to June 30, 1997.........................................     4

                Consolidated Statements of Cash Flows -
                    For the Six Months Ended June 30, 1998;
                    For the Period of  February 12, 1997 to June 30, 1997................................     5

                Notes to Financial Statements............................................................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................    12

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    25


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................................................    26

     Item 6.    Exhibits and Reports on Form 8-K.........................................................    26

                Signatures ..............................................................................    27


                           TAYLOR CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                                    (Unaudited)
                                                                                      June 30,    December 31,
                                                                                        1998          1997
                                                                                  -------------  ---------------
                                      ASSETS
Cash and due from banks                                                           $    67,731    $    72,210
Interest-bearing deposits with banks                                                   10,256         12,131
Federal funds sold                                                                       --              275
Investment securities:
     Available-for-sale, at fair value                                                378,483        399,145
     Held-to-maturity, at amortized cost (fair value of $84,256 and $84,581 at
         June 30, 1998 and December 31, 1997, respectively)                            82,913         83,251
Loans held for sale, net, at lower of cost or market                                   48,607         31,771
Loans, net of allowance for loan losses of $24,503 and $25,813 at June 30, 1998
     and December 31, 1997, respectively                                            1,179,330      1,146,853
Premises, leasehold improvements and equipment, net                                    22,486         22,713
Other real estate and repossessed assets, net                                           2,102          1,463
Goodwill and other intangibles, net of amortization of $3,458 and $2,235
     at June 30, 1998 and December 31, 1997, respectively                              33,278         34,356
Other assets                                                                           32,002         51,543
                                                                                  -----------    -----------

         Total assets                                                             $ 1,857,188    $ 1,855,711
                                                                                  ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                                          $   326,594    $   340,419
     Interest-bearing                                                               1,065,222      1,037,538
                                                                                  -----------    -----------
         Total deposits                                                             1,391,816      1,377,957
Short-term borrowings                                                                 175,357        186,053
Accrued interest, taxes and other liabilities                                          15,078         19,874
Nonrecourse borrowings                                                                   --           18,757
Notes payable                                                                         132,000        112,000
                                                                                  -----------    -----------
              Total liabilities                                                     1,714,251      1,714,641
                                                                                  -----------    -----------

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares authorized, Series A 9%
         noncumulative perpetual, 1,530,000 shares issued and
         outstanding, $25 stated and redemptive value                                  38,250         38,250
     Common stock, $.01 par value; 7,000,000 shares authorized, 4,654,533 and 4,640,453 shares issued and outstanding at June 30, 1998 and
         December 31, 1997, respectively                                                   47             46
     Surplus                                                                           99,806         99,371
     Unearned compensation - stock grants                                              (2,503)        (2,656)
     Retained earnings                                                                  7,895          5,278
     Accumulated other comprehensive income                                              (558)           781
                                                                                  -----------    -----------
              Total stockholders' equity                                              142,937        141,070
                                                                                  -----------    -----------

                  Total liabilities and stockholders' equity                      $ 1,857,188    $ 1,855,711
                                                                                  ===========    ===========


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)

                                                                                  For the Six     For the Period of
                                                    For the Three Months Ended    Months Ended     Feb. 12, 1997 to
                                                              June 30,              June 30,           June 30,
                                                    --------------------------    -------------    ----------------
                                                      1998              1997          1998              1997
                                                    --------          --------    -------------    ----------------
Interest income:
         Interest and fees on loans                 $ 27,405          $ 27,018      $ 53,860           $ 40,924
         Interest and dividends on investment
         securities:
         Taxable                                       5,751             6,673        12,229              9,917
         Tax-exempt                                      822               734         1,607              1,144
         Interest on cash equivalents                     44               214           134                458
                                                    --------          --------      --------           --------
              Total interest income                   34,022            34,639        67,830             52,443
                                                    --------          --------      --------           --------

Interest expense:
     Deposits                                         12,052            12,851        23,994             19,516
     Short-term borrowings                             2,643             2,397         5,140              3,618
     Notes payable                                     1,880             1,847         3,745              2,604
                                                    --------          --------      --------           --------
              Total interest expense                  16,575            17,095        32,879             25,738
                                                    --------          --------      --------           --------
Net interest income                                   17,447            17,544        34,951             26,705
Provision for loan losses                              1,500               904         2,250              1,388
                                                    --------          --------      --------           --------
             Net interest income after provision
                  for loan losses                     15,947            16,640        32,701             25,317
                                                    --------          --------      --------           --------

Noninterest income:
     Service charges                                   2,267             2,371         4,591              3,635
     Trust fees                                          977               864         1,922              1,357
     Gain on sales of loans, net                       1,150               920         1,951              1,103
     Gain on sale of mortgage servicing rights            15              --           1,462               --
     Other noninterest income                            431               411           841                821
                                                    --------          --------      --------           --------
              Total noninterest income                 4,840             4,566        10,767              6,916
                                                    --------          --------      --------           --------

Noninterest expense:
     Salaries and employee benefits                    9,242             8,970        18,367             13,542
     Occupancy of premises, net                        1,805             1,522         3,519              2,397
     Furniture and equipment                             917               895         1,726              1,371
     Computer processing                                 505               603         1,066                876
     Advertising and public relations                    805               412           963                519
     Goodwill and other intangible amortization          613               664         1,224                978
     Legal fees                                        1,688               636         2,002                756
     Other noninterest expense                         2,691             3,238         5,687              4,685
                                                    --------          --------      --------           --------
              Total noninterest expense               18,266            16,940        34,554             25,124
                                                    --------          --------      --------           --------

Income before income taxes                             2,521             4,266         8,914              7,109
Income taxes                                           1,143             1,853         3,655              2,688
                                                    --------          --------      --------           --------
                  Net income                        $  1,378          $  2,413      $  5,259           $  4,421
                                                    ========          ========      ========           ========

Preferred dividend requirements                         (860)             (861)       (1,721)            (1,329)
                                                    --------          --------      --------           --------
Net income applicable to common stockholders        $    518          $  1,552      $  3,538           $  3,092
                                                    ========          ========      ========           ========



         See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                For the Six         For the Period of
                                                                                Months Ended         Feb. 12, 1997 to
                                                                                  June 30,              June 30,
                                                                                ------------        -----------------
                                                                                    1998                  1997
                                                                                ------------        -----------------
Cash flows from operating activities:
     Net income                                                                 $   5,259           $   4,421
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                  2,250               1,388
         Gain on sales of loans originated for sale                                (2,290)             (1,102)
         Loans originated and held for sale                                      (158,270)            (94,933)
         Proceeds from sales of loans originated for sale                         151,077              89,452
         Depreciation and amortization                                              4,974               2,398
         Other adjustments to net income, net                                         211                (259)
         Net changes in other assets and liabilities                               (3,226)            (10,352)
                                                                                ---------           ---------
              Net cash used in operating activities                                   (15)             (8,987)
                                                                                ---------           ---------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                   (21,516)           (106,669)
     Purchases of held-to-maturity securities                                     (10,089)             (7,248)
     Proceeds from principal payments and maturities of
         available-for-sale securities                                             38,532              57,154
     Proceeds from principal payments and maturities of
         held-to-maturity securities                                               10,165               2,830
     Net increase in loans                                                        (43,133)            (39,969)
     Net cash of Bank and Mortgage Company acquired in
         Split-Off Transactions                                                      --                65,311
     Decrease in reverse exchange assets                                           18,757                --
     Other, net                                                                    (1,179)               (352)
                                                                                ---------           ---------
              Net cash used in investing activities                                (8,463)            (28,943)
                                                                                ---------           ---------

Cash flows from financing activities:
     Net increase in deposits                                                      13,859             110,628
     Net decrease in short-term borrowings                                        (10,696)            (73,490)
     Repayments of notes payable                                                  (86,400)            (10,000)
     Proceeds from notes payable                                                  106,400              76,000
     Net proceeds from issuance of preferred stock                                   --                36,105
     Decrease in nonrecourse borrowings                                           (18,757)               --
     Dividends paid                                                                (2,557)               (873)
                                                                                ---------           ---------
              Net cash provided by financing activities                             1,849             138,370
                                                                                ---------           ---------

Net increase (decrease) in cash and cash equivalents                               (6,629)            100,440
Cash and cash equivalents, beginning of period                                     84,616                --
                                                                                ---------           ---------

Cash and cash equivalents, end of period                                        $  77,987           $ 100,440
                                                                                =========           =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                               $  33,284           $  24,160
         Income taxes                                                               6,775               3,348


         See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


 1.  Basis of Presentation:

     The Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company").

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

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


 2.  Investment Securities:

     The amortized cost and estimated fair values of investment securities at June 30, 1998 and December 31, 1997 were as follows:


                                                                     June 30, 1998
                                                 -----------------------------------------------
                                                               Gross        Gross
                                                 Amortized   Unrealized  Unrealized   Estimated
                                                    Cost        Gains      Losses     Fair Value
                                                 ---------   ----------  ----------   ----------
                                                                   (in thousands)
Available-for-sale:
     U.S. Treasury securities                     $196,993   $    822    $    (21)     $197,794
     U.S. government agency securities              10,213         94        --          10,307
     Collateralized mortgage obligations            89,791         59      (2,650)       87,200
     Mortgage-backed securities                     82,330      1,020        (168)       83,182
                                                  --------   --------    --------      --------
              Total available-for-sale             379,327      1,995      (2,839)      378,483
                                                  --------   --------    --------      --------

Held-to-maturity:
     State and municipal obligations                67,956      1,279        --          69,235
     Federal Reserve Bank and Federal Home Loan
         Bank equity securities                     14,132       --          --          14,132
     Other debt securities                             825         64        --             889
                                                  --------   --------    --------      --------
              Total held-to-maturity                82,913      1,343        --          84,256
                                                  --------   --------    --------      --------

                  Total                           $462,240   $  3,338    $ (2,839)     $462,739
                                                  ========   ========    ========      ========



                                                                 December 31, 1997
                                                 -----------------------------------------------
                                                               Gross        Gross
                                                 Amortized   Unrealized  Unrealized   Estimated
                                                    Cost        Gains      Losses     Fair Value
                                                 ---------   ----------  ----------   ----------
                                                                   (in thousands)
Available-for-sale:
     U.S. Treasury securities                     $205,007   $    797     $  (20)      $205,784
     U.S. government agency securities              13,261        125        (41)        13,345
     Collateralized mortgage obligations            84,330         61       (374)        84,017
     Mortgage-backed securities                     95,364        645        (10)        95,999
                                                  --------   --------     ------       --------
              Total available-for-sale             397,962      1,628       (445)       399,145
                                                  --------   --------     ------       --------

Held-to-maturity:
     State and municipal obligations                65,034      1,364        (79)        66,319
     Federal Reserve Bank and Federal Home Loan
         Bank equity securities                     17,392       --         --           17,392
     Other debt securities                             825         46         (1)           870
                                                  --------   --------     ------       --------
              Total held-to-maturity                83,251      1,410        (80)        84,581
                                                  --------   --------     ------       --------

                  Total                           $481,213   $  3,038     $ (525)      $483,726
                                                  ========   ========     ======       ========


                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


 3.  Loans:

     Loans classified by type at June 30, 1998 and December 31, 1997 were as follows:



                                      June 30,      December 31,
                                        1998          1997
                                    -----------    -----------
                                          (in thousands)
Commercial and industrial           $   698,358    $   671,506
Real estate-construction                194,586        179,855
Residential real estate-mortgages       159,462        165,258
Home equity lines of credit             107,615        104,287
Consumer                                 43,218         50,391
Other loans                               1,860          2,448
                                    -----------    -----------
     Gross loans                      1,205,099      1,173,745

Less:  Unearned discount                 (1,266)        (1,079)
                                    -----------    -----------
     Total loans                      1,203,833      1,172,666

Less:  Allowance for loan losses        (24,503)       (25,813)
                                    -----------    -----------
         Loans, net                 $ 1,179,330    $ 1,146,853
                                    ===========    ===========



     In the first quarter of 1998, the majority of credit card receivables were transferred, at cost, from the consumer loan category to loans held for sale. At June 30, 1998, approximately $8.1 million of the Bank's $9.5 million of credit card receivables were classified as loans held for sale. The Bank currently is under contract to sell these receivables. No loss is expected from the sale.


 4.  Interest-Bearing Deposits:

     Interest-bearing deposits at June 30, 1998 and December 31, 1997 were as follows:


                                    June 30,    December 31,
                                      1998          1997
                                   ----------   ------------
                                        (in thousands)
NOW accounts                       $  109,056   $  100,309
Savings accounts                      112,938      112,978
Money market deposits                 224,237      240,294
Certificates of deposit               434,089      417,230
Public time deposits                  110,133       96,844
Brokered certificates of deposit       74,769       69,883
                                   ----------   ----------
     Total                         $1,065,222   $1,037,538
                                   ==========   ==========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


 5.  Notes Payable:

     Notes payable at June 30, 1998 and December 31, 1997 were as follows:


                                                                                   June 30,        December 31,
                                                                                      1998              1997
                                                                                  ------------      ------------
                                                                                         (in thousands)
TAYLOR CAPITAL GROUP, INC.:
Unsecured $25 million term loan bearing interest at prime rate or LIBOR plus
     1.25%, annual principal reductions of $1 million commencing 1999 and a balloon payment of $22 million on February 12, 2002; interest rates at June
     30, 1998 and December 31, 1997 were 6.94% and 7.12% respectively.                $25,000           $25,000

Unsecured $7 million revolving credit facility bearing interest at prime rate or
     LIBOR plus 1.25%, maturing August 1, 1998; interest rates at June 30, 1998
     and December 31, 1997 were 6.94% and 7.02% respectively.                           2,000             2,000

COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) - various advances ranging from $10 million to $25 million due at various dates through May 1999 and  $30 million due February
     2008, callable by the FHLB annually beginning February 1999; collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at June 30, 1998 and December 31, 1997 were 5.32%
     and 6.04% respectively                                                           105,000           85,000
                                                                                     --------          --------

Total                                                                                $132,000          $112,000
                                                                                     ========          ========


     In July 1998, the Taylor Capital Group, Inc. loan agreement was amended to extend the maturity date of the revolving credit facility from August 1, 1998 to September 1, 1998. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of June 30, 1998, the Company was not aware of any instances of non-compliance.


 6.  Incentive Compensation Plan:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and stock awards. During the six months ended June 30, 1998, stock options were granted with respect to 95,019 shares of common stock at $25.00 per share. As of June 30, 1998, total stock options outstanding, net of forfeitures, were for 228,430 shares of common stock at a weighted average option price of $23.25.

     In addition, 14,080 shares of common stock were awarded in 1998 to certain employees and non-employee members of the Board of Directors under restricted stock agreements.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


 7.  Comprehensive Income:

     Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", requires disclosure of all components of comprehensive income. Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from nonstockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:



                                                                                     For the Period
                                                 For the Three       For the Six    of Feb. 12, 1997
                                                 Months Ended        Months Ended           to
                                                  June 30,             June 30,         June 30,
                                              ------------------     ------------   ----------------
                                               1998        1997         1998             1997
                                              --------   -------     ------------   ----------------
                                                                (in thousands)

Net income, as reported                       $ 1,378    $ 2,413      $ 5,259         $ 4,421

Other comprehensive income:
     Change in unrealized gains (losses) on
         available-for-sale securities         (1,042)     3,166       (2,027)           (442)
     Income tax expense (benefit) related
         to other comprehensive income           (353)     1,076         (688)           (143)
                                              -------    -------      -------         -------
     Other comprehensive income, net of tax      (689)     2,090       (1,339)           (299)
                                              -------    -------      -------         -------
              Total comprehensive income      $   689    $ 4,503      $ 3,920         $ 4,122
                                              =======    =======      =======         =======


 8.  Litigation:

     The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included among the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company, and other members of the Taylor Family (as defined below). All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

     Five of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)



     laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k)/Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees and the Texas case seeks rescission of the Split-Off Transactions. Cole Taylor Bank is named as a defendant in the Illinois action.

     Seven other similar lawsuits are pending in the United States District Court for the Western District of Texas. Although the Company and its subsidiaries have not been named as a defendant in these other suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor, other members of the Taylor Family and
     J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

     On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On July 6, 1998, the Bankruptcy Judge entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with the lawsuits described above and permanently enjoined the filing of similar new suits against them. In addition, the Bankruptcy Judge has entered an order enjoining the parties to the above-described lawsuits from taking any actions in those lawsuits, except actions relating to certain procedural matters, until September 30, 1998.

     Although the Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously, the Company is unable to predict at this time the potential impact of the Split-Off litigation described above on the financial condition of the Company.

     In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, Jeffrey W. Taylor, Bruce W. Taylor, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have agreed to indemnify Reliance for certain losses that Reliance incurs, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement between the Taylor Family and the Company, the Company agreed to indemnify the Taylor Family for certain losses that the Taylor Family incurs as a result of the Split-Off Transactions, including a substantial portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family or predict the potential impact that such indemnification obligation will have on the financial condition of the Company.

     The Company and its subsidiaries have advanced and may continue to advance defense costs of the lawsuits described above on behalf of the Taylor Family and the directors and officers of the Company who are defendants in these lawsuits.

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

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q.

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

The Bank and Mortgage Company were acquired by the Parent Company on February 12, 1997; therefore, the consolidated results of operations for 1997 are for a period of less than a full six months.

RESULTS OF OPERATIONS

Overview

For the second quarter of 1998, consolidated net income was $1.4 million. Annualized return on average assets and return on average equity were .30% and 3.86%, respectively. For the second quarter of 1997, consolidated net income was $2.4 million. For this period, annualized return on average assets and return on average equity were .52% and 7.23%, respectively. The lower net income in the second quarter of 1998 was primarily due to increases in the loan loss provision at the Bank and legal fees at the Parent Company.

For the six months ended June 30, 1998, consolidated net income was $5.3 million. Annualized return on average assets and return on average equity were
 .57% and 7.43%, respectively. For the period of February 12, 1997 to June 30, 1997, consolidated net income was $4.4 million. For this period, annualized return on average assets and return on average equity were .63% and 8.58%, respectively. Despite increases in the loan loss provision and legal fees, income for the first six months of 1998 increased, primarily due to a $1.5 million gain on the sale of mortgage servicing rights and to the 1998 reporting period having 42 more days than the 1997 reporting period.

Net Interest Income

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Interest income is measured on a tax equivalent basis using a 35% income tax rate for each period presented.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)




      ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES



                                         FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                JUNE 30, 1998                    JUNE 30, 1997
                                        ------------------------------    -----------------------------
                                                                YIELD/                           YIELD/
                                          AVERAGE               RATE        AVERAGE              RATE
                                          BALANCE    INTEREST   (%)(4)      BALANCE    INTEREST  (%)(4)
                                        ------------ ---------  ------    ------------ --------- ------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
   Taxable                               $  405,558   $ 5,751    5.72 %    $  419,219   $ 6,673   6.38 %
   Non-taxable (tax equivalent)              67,145     1,326    7.90          62,139     1,214   7.81
                                         ----------   -------              ----------   -------
     Total investment securities            472,703     7,077    6.00         481,358     7,887   6.59
                                         ----------   -------              ----------   -------
Cash equivalents                              3,226        44    5.40          15,412       214   5.55
                                         ----------   -------              ----------   -------
Loans (2):
   Commercial and industrial                882,482    19,811    8.88         860,421    19,655   9.04
   Real estate mortgages                    210,311     3,782    7.19         208,636     3,759   7.21
   Consumer and other                       157,253     3,492    8.91         148,238     3,284   8.89
   Fees on loans                                          395                               412
                                         ----------   -------              ----------   -------
     Net loans (tax equivalent)           1,250,046    27,480    8.81       1,217,295    27,110   8.93
                                         ----------   -------              ----------   -------

       Total earning assets               1,725,975    34,601    8.04       1,714,065    35,211   8.23
                                         ----------   -------              ----------   -------

Allowance for loan losses                   (25,340)                          (24,737)
NONEARNING ASSETS:
   Cash and due from banks                   64,168                            73,058
   Accrued interest and other assets         91,769                            89,315
                                         ----------                        ----------
TOTAL ASSETS                             $1,856,572                        $1,851,701
                                         ==========                        ==========
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Interest-bearing demand deposits      $338,948     2,996    3.55        $313,565     2,733   3.50
     Savings deposits                       113,093       666    2.36         118,600       757   2.56
     Time deposits                          602,279     8,390    5.59         675,447     9,361   5.56
                                         ----------   -------              ----------   -------
       Total deposits                     1,054,320    12,052    4.58       1,107,612    12,851   4.65
                                         ----------   -------              ----------   -------
Short-term borrowings                       204,258     2,643    5.19         184,343     2,397   5.22
Notes payable                               130,657     1,880    5.69         114,244     1,847   6.40
                                         ----------   -------              ----------   -------
     Total interest-bearing               1,389,235    16,575    4.79       1,406,199    17,095   4.88
                                         ----------   -------              ----------   -------
liabilities
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits             306,919                           294,201
   Nonrecourse borrowings (3)                    --                                --
   Accrued interest and other                17,297                            17,390
     liabilities

STOCKHOLDERS' EQUITY                        143,121                           133,911
                                         ----------                        ----------
TOTAL LIABILITIES AND STOCKHOLDERS'      $1,856,572                        $1,851,701
                                         ==========                        ==========

     EQUITY
Net interest income (tax equivalent)                  $18,026                           $18,116
                                                      =======                           =======
Net interest spread                                              3.25 %                           3.35 %
Net interest margin                                              4.18 %                           4.23 %
                                                                 ====                             ====


                                                  FOR THE SIX MONTHS ENDED         FOR THE PERIOD OF FEBRUARY 12,
                                                       JUNE 30, 1998                   1997 TO JUNE 30, 1997
                                               -------------------------------    --------------------------------
                                                                       YIELD/                              YIELD/
                                                 AVERAGE                RATE        AVERAGE                 RATE
                                                 BALANCE     INTEREST  (%)(4)       BALANCE     INTEREST   (%)(4)
                                               ------------  --------- -------    ------------  ---------  ------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
   Taxable                                     $  413,645    $12,229    5.94 %    $  405,519    $ 9,917    6.42 %
   Non-taxable (tax equivalent)                    65,474      2,596    7.93          62,566      1,890    7.94
                                               ----------    -------              ----------    -------
     Total investment securities                  479,119     14,825    6.21         468,085     11,807    6.63
                                               ----------    -------              ----------    -------
Cash equivalents                                    4,872        134    5.47          22,867        458    5.22
                                               ----------    -------              ----------    -------
Loans (2):
   Commercial and industrial                      871,001     39,035    8.91         857,712     29,764    8.99
   Real estate mortgages                          201,903      7,390    7.32         205,717      5,697    7.28
   Consumer and other                             156,223      6,906    8.91         147,821      4,992    8.87
   Fees on loans                                                 697                                611
                                               ----------    -------              ----------    -------
     Net loans (tax equivalent)                 1,229,127     54,028    8.85       1,211,250     41,064    8.90
                                               ----------    -------              ----------    -------
       Total earning assets                     1,713,118     68,987    8.11       1,702,202     53,329    8.23
                                               ----------    -------              ----------    -------

Allowance for loan losses                         (25,559)                           (24,806)
NONEARNING ASSETS:
   Cash and due from banks                         68,246                             70,844
   Accrued interest and other assets               99,680                             85,267
                                               ----------                         ----------
TOTAL ASSETS                                   $1,855,485                         $1,833,507
                                               ==========                         ==========
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Interest-bearing demand deposits          $  341,381      6,035    3.56      $  316,003      4,196    3.49
     Savings deposits                             113,003      1,377    2.46         118,376      1,153    2.56
     Time deposits                                595,680     16,582    5.61         668,394     14,167    5.57
                                               ----------    -------              ----------    -------
       Total deposits                           1,050,064     23,994    4.61       1,102,773     19,516    4.65
                                               ----------    -------              ----------    -------
Short-term borrowings                             200,800      5,140    5.16         182,365      3,618    5.21
Notes payable                                     127,167      3,745    5.86         101,910      2,604    6.62
                                               ----------    -------              ----------    -------
     Total interest-bearing                     1,378,031     32,879    4.81       1,387,048     25,738    4.87
                                               ----------    -------              ----------    -------
liabilities
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                   308,071                            294,473
   Nonrecourse borrowings (3)                       8,083                                 --
   Accrued interest and other                      18,624                             16,651
     liabilities

STOCKHOLDERS' EQUITY                              142,676                            135,335
                                               ----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'            $1,855,485                         $1,833,507
                                               ==========                         ==========
     EQUITY
Net interest income (tax equivalent)                         $36,108                            $27,591
                                                             =======                            =======
Net interest spread                                                     3.30 %                             3.36 %
Net interest margin                                                     4.24 %                             4.26 %
                                                                        ====                               ====

(1) Investment securities average balances are based on amortized cost.
(2) Nonaccrual loans are included in the above stated average balances.
(3) Interest expense on nonrecourse borrowings is netted against trust fees on the income statement.
(4) Yields/rates are annualized.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Interest Income-continued

Net interest income (with an adjustment for tax-exempt income) for the second quarter of 1998 was $18.0 million, compared to $18.1 million for the second quarter of 1997. Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, decreased to 4.18% for the second quarter of 1998, from 4.23% for the same 1997 quarter. The decline in net interest margin in 1998 was a result of reduced yields on collateralized mortgage obligations and commercial loans, partially offset by a decline in the cost of interest-bearing liabilities. The yield on earning assets declined to 8.04% from 8.23% for the three months ended June 30, 1998 and 1997, respectively. The yield on mortgage related securities was negatively impacted by accelerated repayments occurring in the first half of 1998. The yield on commercial loans reflected increased competitive pressure on loan pricing as well as the negative impact of increased nonaccrual loans. The cost of interest-bearing liabilities declined to 4.79% from 4.88% for three months ended June 30, 1998 and 1997, respectively, primarily as a result of lowering the rate paid on savings accounts and restructuring a portion of the Federal Home Loan Bank ("FHLB") borrowings to long-term callable notes. Average earning assets remained essentially unchanged.

Net interest income (with an adjustment for tax-exempt income) for the first six months of 1998 totaled $36.1 million as compared to $27.6 million for the period of February 12, 1997 to June 30, 1997. The higher net interest income for the first six months of 1998 was primarily due to the 42 day shorter reporting period in 1997. Net interest margin was 4.24% for the first six months of 1998 as compared to 4.26% for the period of February 12, 1997 to June 30, 1997. The decrease in net interest margin resulted from a decline in the yield on earning assets to 8.11 % in 1998 from 8.23% in 1997, primarily from declines in the investment security and commercial loan yields. The negative impact of the reduced earning asset yield was partially offset by a decline in the weighted average rate paid on interest bearing liabilities, customer repurchase agreements and FHLB advances which decreased to 4.81% from 4.87% for the periods ended June 30, 1998 and 1997, respectively.

Provision for Loan Losses

The provision for loan losses in the second quarter of 1998 increased $596,000 to $1.5 million from $904,000 in the second quarter of 1997, and increased $862,000 to $2.3 million for the six months ended June 30, 1998, from $1.4 million for the period of February 12, 1997 to June 30, 1997. The provision for any reporting period reflects management's evaluation of the adequacy of the allowance for loan losses in relation to nonperforming, impaired and total loans as well as general economic conditions and past and expected future loss experience. The increase in the provision in 1998 was due to the increased net charge-offs during the period. Net charge-offs were $3.6 million for the first six months of 1998 as compared to $1.3 million for the period February 12, 1997 to June 30, 1997. Management does not believe the increased charge-offs to be predictive of a worsening trend, but rather the resolution of certain older, chronic commercial problem loans that ripened during the period.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table displays noninterest income for the periods indicated:


                               NONINTEREST INCOME

                                                                    For the Six       For the Period of
                                            For the Three Months    Months Ended      Feb. 12, 1997 to
                                               Ended June 30,          June 30,          June 30,
                                            --------------------    ------------      -----------------
                                              1998        1997          1998                 1997
                                            --------    --------    ------------      -----------------
                                                                   (in thousands)
Deposit service charges                     $  2,097    $  2,148      $  4,187           $  3,308
Retail credit card service charges               137         125           267                189
Merchant credit card processing fees              33          98           137                138
Trust fees                                       977         864         1,922              1,357
Gain on sale of loans                          1,150         920         1,951              1,103
Mortgage loan servicing income (loss)            (38)         (1)          (48)                87
ATM fees                                         213         175           406                272
Gain on sale of mortgage servicing rights         15        --           1,462               --
Other noninterest income                         256         237           483                462
                                            --------    --------      --------           --------
     Total noninterest income               $  4,840    $  4,566      $ 10,767           $  6,916
                                            ========    ========      ========           ========


Noninterest income for the second quarter of 1998 totaled $4.8 million, a $274,000, or 6.0% increase from the same quarter in 1997. Noninterest income for the first six months of 1998 totaled $10.8 million as compared to $6.9 million for the period of February 12, 1997 to June 30, 1997. The income for the first six months of 1998 exceeded that reported in 1997 primarily because there were 42 fewer days in the 1997 consolidated reporting period. Additionally, noninterest income in the first quarter of 1998 included a gain on sale of mortgage servicing rights of $1.5 million.

Mortgage loan servicing income, which declined as result of the sale of servicing rights in early 1998, is presented net of an impairment provision on the capitalized mortgage servicing rights of $97,000 and $47,000, for the three months ended June 30, 1998 and 1997, respectively, and $150,000 and $47,000 for the six months ended June 30, 1998 and for the period of February 12, 1997 to June 30, 1997, respectively. The gain on sale of loans in 1998 grew as a result of a 37% increase in the volume of loans sold (as adjusted for the difference in days) and an improvement in the average sale price.

In the first quarter of 1998, the majority of the Bank's credit card receivables were marketed for sale. The Bank is currently under contract to sell these receivables late in the third quarter of 1998. The sale of the majority of the Bank's credit card portfolio is expected to significantly reduce retail credit card service charges in future periods.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense

The following table displays noninterest expense for the periods indicated:


                               NONINTEREST EXPENSE


                                                                             For the Six      For the Period of
                                            For The Three Months Ended       Months Ended      Feb. 12, 1997 to
                                                   June 30,                    June 30,           June 30,
                                            --------------------------       ------------     -----------------
                                              1998             1997             1998                1997
                                            --------        ----------       ------------     -----------------
                                                                      (dollars in thousands)
Salaries and employee benefits               $ 9,242         $ 8,970            $18,367              $13,542
Occupancy of premises, net                     1,805           1,522              3,519                2,397
Furniture and equipment                          917             895              1,726                1,371
Computer processing                              505             603              1,066                  876
Legal fees                                     1,688             636              2,002                  756
Advertising and public relations                 805             412                963                  519
Goodwill and other intangible amortization       613             664              1,224                  978
Other real estate and repossessed asset
     expense                                     111             192                209                  198
Other noninterest expense                      2,580           3,046              5,478                4,487
                                             -------         -------            -------              -------
     Total noninterest expense               $18,266         $16,940            $34,554              $25,124
                                             =======         =======            =======              =======
Efficiency ratio (1)                           81.96 %         76.62 %            75.58 %              74.73 %
                                             =======         =======            =======              =======


---------------
(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.


Total noninterest expense for the second quarter of 1998 was $18.3 million, a $1.3 million, or 7.8%, increase over the prior year's second quarter noninterest expense of $16.9 million. Noninterest expense for the six months ended June 30, 1997 totaled $34.6 million, as compared to $25.1 million for the period of February 12, 1997 to June 30, 1997. The primary reasons for the higher expense in the 1998 reporting periods over that in 1997 was increased legal fees, employee benefit costs and occupancy expenses. Additionally, the six month period in 1998 was 42 days larger that the period February 12, 1997 to June 30, 1997.

Salaries and benefits expense for the second quarter of 1998 increased 3.0% from the second quarter of 1997. On a comparable days basis for the first six months of 1998 as compared to the shorter 1997 reporting period, total salaries and benefit expense increased 4.2%. The primary reason for the increase was the expense related to the long-term incentive and restricted stock award programs which were introduced in mid-1997 and an increase in the cost of group insurance. There was an average of 620 full time equivalent employees for the first six months of 1998 as compared to 605 for the 1997 reporting period.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense -- continued

Occupancy expense for the second quarter of 1998 increased 18.6% as compared to the same 1997 period. On a comparable days basis for the first six months of 1998 as compared to the shorter 1997 reporting period, occupancy expense increased 12.7%. The rise in occupancy expense was due to the addition of two new banking facilities. The Old Orchard (Skokie, IL) branch opened in October 1997, and the 111 West Washington branch in downtown Chicago opened in March 1998.

Legal fees for the second quarter of 1998 increased significantly from the second quarter of 1997, and for the first six months of 1998 as compared to the February 12, 1997 to June 30, 1997 reporting period, despite $308,000 in reimbursements from the Bank's insurance carrier for certain legal defense costs. These reimbursements were received in the first quarter of 1998 and related to two suits that were settled in 1997. The legal costs relating to the bankruptcy of Reliance and the defense of the various lawsuits relating to the Split-Off Transactions totaled approximately $1.5 million for the first six months of 1998. Management expects to continue to incur significant legal expenses in connection with Split-Off Transactions litigation, which would then continue to adversely affect profitability Management anticipates that a portion of the defense costs the Company has paid or will in the future pay will be reimbursed by insurance will occur, if at all. See "Litigation" and "-Item 1-Legal Proceedings".

Advertising expense was $805,000 for the second quarter of 1998, as compared to $412,000 for the second quarter of 1997, representing an increase of 95%. The increase was attributable to the timing of certain advertising campaigns as well as expenses related to the grand opening of a new branch facility. Advertising expense was $963,000 for the first six months of 1998 as compared to $519,000 for the period February 12, 1997 to June 30, 1997. In addition to the increased advertising schedule, the 1998 reporting period consisted of 42 more days that the comparable 1997 reporting period.

Income Taxes

Income tax expense of $1.1 million and $1.9 million was recorded for the second quarters of 1998 and 1997, respectively, reflected an effective tax rate of 45% and 43%, respectively. The income tax expense for the first six months of 1998 and the shorter 1997 reporting period totaled $3.7 million and $2.7 million, respectively, reflecting an effective tax rate of 41% and 38%, respectively. The higher effective tax rate in 1998 was primarily due to certain employee benefit costs that were not fully deductible for tax purposes.

FINANCIAL CONDITION

Overview

The Company's total assets of $1.86 billion remained unchanged at June 30, 1998 as compared to December 31, 1997. An increase in loans was offset by a decrease in investment securities and the sale of the Bank's CTRE, Inc. subsidiary on March 19, 1998. CTRE, Inc. was a subsidiary within which the Bank conducted reverse exchange transactions in connection with its real estate trust services business. At December 31, 1997, CTRE, Inc.'s assets

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



totaled $18.7 million and were reflected in other assets. Those assets were supported by nonrecourse borrowings of an equal amount.

Loans held for sale increased while mortgage backed securities and residential real estate mortgage loans decreased as a result of increased refinancing activity due to favorable market rates. In addition, approximately $8.1 million of the Bank's credit card receivables were transferred from consumer loans to loans held for sale as the Bank negotiated to sell these receivables.

Noninterest-bearing demand deposits declined between December 31, 1997 and June 30, 1998 primarily due to the recurring seasonal increase in demand deposits at each year end. On an average basis, demand deposits for the three months and six months ended June 30, 1998 exceeded demand deposits for the three months ended June 30, 1997 and for the period of February 12, 1997 to June 30, 1997. While total core customer deposits and repurchase agreements remained essentially unchanged during the first six months of 1998, the mix of outstanding balances by product type changed modestly due to promotions of certain interest bearing demand deposit accounts and certificates of deposit.

Total wholesale funding, obtained primarily through brokered certificates of deposit and FHLB advances, increased $18.5 million during the six months ending June 30, 1998.

Nonperforming Loans and Assets

Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management through its periodic review of its loan portfolio identifies that the financial capacity of certain borrowers may have deteriorated. Accordingly, such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and, if appropriate a partial or full charge-off.

The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:


                              NONPERFORMING ASSETS

                                                                           June 30,       December 31,
                                                                             1998             1997
                                                                          -----------     -----------
                                                                             (dollars in thousands)
Loans contractually past due 90 days or more but                           $ 1,338          $ 2,009
     still accruing                                                         15,140           11,624
                                                                           -------          -------
Nonaccrual loans                                                            16,478           13,633
         Total nonperforming loans                                           2,087            1,391
Other real estate                                                               15               72
                                                                           -------          -------
Other repossessed assets                                                   $18,580          $15,096
                                                                           =======          =======
         Total nonperforming assets
                                                                            1.32 %           1.13 %
Nonperforming loans to total loans
Nonperforming assets to total loans plus repossessed                        1.48 %           1.25 %
     property                                                               1.00 %           0.81 %
Nonperforming assets to total assets

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


Allowance for Loan Loses


The allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries.

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amounts recovered, additions to the allowance charged to operating expense, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                      For the Six      For the Period of
                                                   For the Three Months Ended        Months Ended      Feb. 12, 1997 to
                                                            June 30,                   June 30,            June 30,
                                                 --------------------------------    -------------     ------------------
                                                     1998               1997              1998                1997
                                                 -------------      -------------     -------------       -------------
                                                                        (dollars in thousands)
Average total loans                                $1,250,046         $1,217,295        $1,229,127          $1,211,250
                                                   ==========         ==========        ==========          ==========
Total loans at end of period                                                            $1,252,440          $1,243,251
                                                                                        ==========          ==========

ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                      $25,642            $24,529           $25,813             $24,607
Charge-offs                                            (3,276)              (954)           (4,416)             (1,709)
Recoveries                                                637                230               856                 423
                                                      -------            -------           -------             -------
     Net charge-offs                                   (2,639)              (724)           (3,560)             (1,286)
                                                      -------            -------           -------             -------
Provisions for loan losses                              1,500                904             2,250               1,388
                                                      -------            -------           -------             -------
Allowance at end of period                            $24,503            $24,709           $24,503             $24,709
                                                      =======            =======           =======             =======

Net charge-offs to average total loans                   0.85 %             0.24 %            0.58 %              0.28 %
     (annualized)
Allowance to total loans at end of period                                                     1.96 %              1.99 %
Allowance to nonperforming loans                                                            148.70 %            185.89 %



Net charge-offs for the quarter and six months ended June 30, 1998 increased over the comparable periods for 1997. Net charge-offs were $3.6 million for the six months ended June 30, 1998 as compared to $1.3 million for the period February 12, 1997 to June 30, 1997. Management does not believe the increased charge-offs to be predictive of a worsening trend, but rather the resolution of certain older, chronic commercial problem loans that ripened during the period. The amount of nonperforming loans was $18.6 million at June 30, 1998 as compared to $15.1 million at December 31, 1997. This increase was concentrated primarily in two borrowing relationships. The allowance as a percentage of nonperforming loans declined to 148.7% at June 30, 1998 from 185.89% at December 31, 1997.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


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

The Company's and the Bank's capital ratios were as follows for the dates indicated:



                                                                                                           To Be Well
                                                                                                          Capitalized
                                                                                                             Under
                                                                                                            Prompt
                                                                                                          Corrective
                                                                                   For Capital              Action
                                                           Actual                Adequacy Purposes         Provision
                                                     -------------------       --------------------    ---------------------
                                                       Amount    Ratio           Amount      Ratio      Amount         Ratio
                                                     ----------- -------       ----------   -------    --------      -------
                                                                                  (dollars in thousands)
As of June 30, 1998:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated     $126,993    9.49%      >$107,054      >8.00%        NA
         Cole Taylor Bank                               152,786   11.42       > 107,044      >8.00      >$133,805      >10.00%
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated      110,170    8.23%      >  52,527      >4.00         NA
         Cole Taylor Bank                               135,966   10.16       >  53,522      >4.00      > 80,283       > 6.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated      110,170    6.05%      >  72,828      >4.00         NA
         Cole Taylor Bank                               135,966    7.47       >  72,829      >4.00      > 91,036       > 5.00


As of December 31, 1997:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated     $122,432    9.21%       $106,370      >8.00%        NA
         Cole Taylor Bank                               148,043   11.16       > 106,135      >8.00      >$132,669      >10.00%
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated      105,698    7.95          53,185                    NA
         Cole Taylor Bank                               131,348    9.90       >  53,068      >4.00      > 79,601       > 6.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated      105,698    5.85          72,318                    NA
         Cole Taylor Bank                               131,348    7.26       >  72,319      >4.00      > 90,399       > 5.00

-------------------------
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.


For the first six months of 1998, the Parent Company declared $1.7 million and $838,000 in preferred and common stock dividends, respectively.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


Liquidity

The Company's liquidity position remained stable during the first six months of 1998. The asset growth of loans and loans held-for-sale was funded primarily by cash flows from repayments of mortgage related securities and loans and a modest increase in wholesale borrowings. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets. The Parent Company's revolving credit facility continued to be extended, most recently until September 1, 1998 as the Company continued to negotiate the terms of its renewal. Management anticipates that the agreement will be renewed for a one year term prior to its current maturity date.


THE YEAR 2000 ISSUE

The Company is continuing to evaluate the impact of the Year 2000 issue. A comprehensive project plan has been prepared and is being diligently refined as the assessment, renovation, validation (testing) and implementation stages of the project progress. The plan identifies internal systems (most of which were purchased from third-party software vendors) and those provided by third-party data processing service providers that require modification or replacement. Because the Company's primary "mission-critical" systems (specifically those that process loans, deposits, investments and general ledger) are provided by third-party processors, the assessment and testing phases include working closely with those service providers to ensure effective compliant systems before the year 2000. The Company's primary data processing provider has been subjected to an independent third-party review of its Year 2000 compliance plan and processes and an examination by bank regulatory authorities. At this time, the data processing provider reports that it is on target to meet all required dates to provide compliant systems. The Company is commencing the testing phase of its plan, which contemplates completing all testing and remediation by mid-1999. The development of contingency plans is scheduled for mid-1999.

As a regulated financial institution, the Company is subject to possible supervisory or enforcement action if the governing regulatory agency deem the Company's response and progress with respect to the Year 2000 issue to be of serious concern. The Company's Year 2000 plan and progress was reviewed by the Federal Reserve in May 1998 and while no formal written report has been received, it understands that its progress was deemed satisfactory. An information technology examination by the State of Illinois banking authorities is scheduled to commence August 17, 1998.

The impact of ensuring all Company systems are Year 2000 compliant is expected to be significant in terms of utilization of the Company's technology expenditures and existing human resources. With respect to certain technology applications, the Company is electing to replace the existing applications with ones of greater functionality rather than limit its response to only remediation of the Year 2000 issue. For that reason, the Company's future technology expenditures are expected to materially increase from historical levels. The Company is continuing to identify and quantify all of the elements and expected cost of its technology upgrade and remediation plans.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


The Year 2000 Issue -- continued

Regardless of the Year 2000 compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties. The Company's Year 2000 plan incorporates assessment of customer and vendor related risks. The Company has implemented certain changes to its credit policy to address the due diligence of its borrowing customers and will continue to implement processes to reduce customer and vendor risk.


LITIGATION

The Company has been named as a defendant in a number of lawsuits relating to either or both (1) the Split-Off Transactions which resulted in the Company being split-off from CTFG (now Reliance Acceptance Group, Inc., hereinafter referred to as "Reliance") in February 1997, and (2) the financial and public reporting of Reliance. The lawsuits name Reliance and/or current or former officers, directors and stockholders of the Company and Reliance as additional defendants. Included among the defendants are Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, and Bruce W. Taylor, President of the Company, and other members of the Taylor Family (as defined below). All of the lawsuits have been brought as purported class actions on behalf of current and former stockholders of Reliance.

Five of these actions are pending in Delaware Chancery Court. These cases allege that the defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. These cases seek relief in the form of unspecified damages, attorneys' fees and rescission of the Split-Off Transactions. Two other cases are pending in the United States District Court for the Western District of Texas and one case is pending in the Northern District of Illinois. These cases allege that the defendants violated the federal securities laws, and the Illinois action also alleges that the defendants breached common law fiduciary duties. In addition, the Illinois case alleges that the defendants violated ERISA and breached duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k)/Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees and the Texas case seeks rescission of the Split-Off Transactions. Cole Taylor Bank is named as a defendant in the Illinois action.

Seven other similar lawsuits are pending in the United States District Court for the Western District of Texas. Although the Company and its subsidiaries have not been named as a defendant in these other suits, certain directors, officers and stockholders of the Company, including Jeffrey W. Taylor, Bruce W. Taylor, other members of the Taylor Family and J. Christopher Alstrin, Chief Financial Officer of the Company, have been named.

On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On July 6, 1998, the Bankruptcy Judge entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with the lawsuits described above and permanently enjoined the filing of similar new suits against them. In addition, the Bankruptcy Judge has entered an order enjoining the

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


Litigation -- continued

parties to the above-described lawsuits from taking any actions in those lawsuits, except actions relating to certain procedural matters, until September 30, 1998.

Although the Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously, the Company is unable to predict at this time the potential impact of the Split-Off litigation described above on the financial condition of the Company.

In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, Jeffrey W. Taylor, Bruce W. Taylor, Iris
A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have agreed to indemnify Reliance for certain losses that Reliance incurs, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement between the Taylor Family and the Company, the Company agreed to indemnify the Taylor Family for certain losses that the Taylor Family incurs as a result of the Split-Off Transactions, including a substantial portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family or predict the potential impact that such indemnification obligation will have on the financial condition of the Company.

The Company and its subsidiaries have advanced and may continue to advance defense costs of the lawsuits described above on behalf of the Taylor Family and the directors and officers of the Company who are defendants in these lawsuits.

The Company is from time to time a party to various other legal actions arising in the normal course of its business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the financial condition of the Company.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information.", was issued in June 1997. This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure is required for annual financial reports for fiscal years beginning after December 15, 1997. Management is currently assessing what segment information may be required.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(Continued)


New Accounting Pronouncements -- continued

changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) an subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earning in the period of change. The Company must adopt the Statement by January 1, 2000, however early adoption is permitted. Upon adoption, the provisions of the Statement must be applied prospectively. The Company plans to adopt the Statement beginning January 1, 1999. The Company has not yet quantified the impact of the adoption of the Statement.


SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, including the statements in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk", are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1996. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "contemplates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the year 2000 on the Company's computer systems and the computer systems of its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission, including, without limitation, the Company's Prospectus dated February 7, 1997.

                           TAYLOR CAPITAL GROUP, INC.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income or the market value of its financial instruments. The ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Company's Asset/Liability Management Committee ("ALCO"). ALCO's objectives are to manage, to the degree prudently possible, the Company's exposure to interest rate risk over both the one year planning cycle and longer term strategic horizon and, at the same time, provide a stable and steadily increasing flow of net interest income.

The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates unchanged and a parallel shift of market interest rates both up and down 200 basis points. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The Company's simulation modeling at December 31, 1997 indicated that the Bank was potentially exposed to declining market interest rates in both the one and two year horizons. During the first half of 1998, the Company's potential exposure to declining interest rates increased as a result of additional collateralized mortgage obligations coupled with increasing prepayment speeds on mortgage-backed securities and mortgage loans and a continued flattening of the yield curve. In response to this exposure, the Company entered into a two year interest rate floor agreement on June 24, 1998. The floor, which has a notional amount of $50 million, is based on 3 month LIBOR, with a strike rate of 6.0%. The floor is designated as a hedge against certain floating rate assets, which yields would decrease in a declining interest rate environment.

At June 30, 1998, the modeling indicated a continued exposure to declining interest rates but only in the one year horizon as the second year exposure was mitigated through the acquisition of the interest rate floor and the implementation of certain other balance sheet strategies. At June 30, 1998, the net interest income at risk for one year in the declining rate scenario was calculated as $3.1 million or 4.2% of net interest income in the rates unchanged scenario. The net interest income for year one in the rising rate scenario was calculated as modestly greater (1.2%) than net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point parallel increase in market rates.

                           TAYLOR CAPITAL GROUP, INC.



PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Footnote 8 to the consolidated financial statements included in Part 1, Item 1 and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") discusses certain significant litigation relating to the Split-Off Transactions. On July 6, 1998, the Bankruptcy Judge entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with the lawsuits and permanently enjoined the filing of similar new suits against them. In addition, the Bankruptcy Judge has entered an order enjoining the parties to the lawsuits from taking any actions in those lawsuits, except actions relating to certain procedural matters, until September 30, 1998. Although the Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously, the Company is unable to predict at this time the potential impact of the Split-Off litigation on the financial condition of the Company



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - Exhibit 10.1 - Fourth Amendment to Loan Agreement
                          Between LaSalle National Bank and Taylor Capital Group, Inc.
                        - Exhibit 10.2 - Fifth Amendment to Loan Agreement
                          Between LaSalle National Bank and Taylor Capital Group, Inc.
                        - Exhibit 27 - Financial Data Schedule.
           (b) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Taylor Capital Group, Inc.
                                                      --------------------------
                                                             (Registrant)


                                                      /s/ J. CHRISTOPHER ALSTRIN
Date:   August 13, 1998                               --------------------------
      -----------------------------------             J. Christopher Alstrin*
                                                         Chief Financial Officer





* Duly authorized to sign on behalf of the Registrant