Form 10-Q
period 1998-09-30
TAYLOR CAPITAL GROUP INC
filed 1998-11-12
CIK 1025536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 (847) 808-6369
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  X    No
                                                                  ---      ---

The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                                Outstanding at November 6, 1998
----------------------------                   -------------------------------
Common Stock, $.01 Par Value                             4,658,533

                           TAYLOR CAPITAL GROUP, INC.

                                     INDEX

PART  I.  FINANCIAL INFORMATION..........................................................................   PAGE

     Item 1.    Financial Statements

                Consolidated Balance Sheets (Unaudited) -
                    September 30, 1998 and December 31, 1997.............................................     3

                Consolidated Statements of Income (Unaudited) -
                    For the Three and Nine Months Ended September 30, 1998;
                    For the Three Months Ended September 30, 1997 and the
                    Period of February 12, 1997 to September 30, 1997....................................     4

                Consolidated Statements of Cash Flows (Unaudited) -
                    For the Nine Months Ended September 30, 1998;
                    For the Period of  February 12, 1997 to September 30, 1997...........................     5

                Notes to Consolidated Financial Statements (Unaudited)...................................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................    13

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    30


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................................................    31

     Item 6.    Exhibits and Reports on Form 8-K.........................................................    31

     SIGNATURES .........................................................................................    32

PART I.  FINANCIAL INFORMATION - ITEM 1.  Financial Statements

                           TAYLOR CAPITAL GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (in thousands, except share and per share data)


                                                                                    September 30,      December 31,
                                                                                         1998              1997
                                                                                    ------------       -----------
                                 ASSETS
Cash and due from banks                                                              $   67,837        $   72,210
Interest-bearing deposits with banks                                                        117            12,131
Federal funds sold                                                                          ---               275
Investment securities:
   Available-for-sale, at fair value                                                    334,912           399,145
   Held-to-maturity, at amortized cost (fair value of $89,181 and $84,581 at
     September 30, 1998 and December 31, 1997, respectively)                             87,261            83,251
Loans held for sale, net, at lower of cost or market                                     38,156            31,771
Loans, net of allowance for loan losses of $24,477 and $25,813 at
   September 30, 1998 and December 31, 1997, respectively                             1,228,723         1,146,853
Premises, leasehold improvements and equipment, net                                      21,921            22,713
Other real estate and repossessed assets, net                                             2,022             1,463
Goodwill and other intangibles, net of amortization of $4,070 and $2,235
   at September 30, 1998 and December 31, 1997, respectively                             32,666            34,356
Other assets                                                                             31,861            51,543
                                                                                     ----------        ----------

     Total assets                                                                    $1,845,476        $1,855,711
                                                                                     ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                               $  313,696        $  340,419
   Interest-bearing                                                                   1,070,888         1,037,538
                                                                                     ----------        ----------
     Total deposits                                                                   1,384,584         1,377,957
Short-term borrowings                                                                   191,553           186,053
Accrued interest, taxes and other liabilities                                            17,722            19,874
Nonrecourse borrowings                                                                      ---            18,757
Notes payable                                                                           106,500           112,000
                                                                                     ----------        ----------
          Total liabilities                                                           1,700,359         1,714,641
                                                                                     ----------        ----------
Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
     Series A 9% noncumulative perpetual, 1,530,000 shares issued and
     outstanding, $25 stated and redemptive value                                        38,250            38,250
   Common stock, $.01 par value; 7,000,000 shares authorized, 4,658,533 and 4,640,453 shares issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively                                                         47                46
   Surplus                                                                               99,948            99,371
   Unearned compensation - stock grants                                                  (2,343)           (2,656)
   Retained earnings                                                                      8,756             5,278
   Accumulated other comprehensive income                                                   459               781
                                                                                     ----------        ----------
          Total stockholders' equity                                                    145,117           141,070
                                                                                     ----------        ----------
             Total liabilities and stockholders' equity                              $1,845,476        $1,855,711
                                                                                     ==========        ==========




          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                                 (in thousands)



                                                     For the Three Months    For the Nine   For the Period of
                                                      Ended September 30,    Months Ended   Feb. 12, 1997 to
                                                     --------------------    September 30,    September 30,
                                                       1998        1997          1998             1997
                                                     --------     -------    -------------  -----------------
Interest income:
  Interest and fees on loans                          $28,211     $27,664      $82,071           $68,588
  Interest and dividends on investment securities:
     Taxable                                            4,918       6,556       17,147            16,473
     Tax-exempt                                           840         729        2,447             1,873
  Interest on cash equivalents                            307         852          441             1,310
                                                      -------     -------      -------           -------
       Total interest income                           34,276      35,801      102,106            88,244
                                                      -------     -------      -------           -------
Interest expense:
  Deposits                                             12,365      13,382       36,359            32,898
  Short-term borrowings                                 2,525       2,586        7,665             6,204
  Notes payable                                         1,865       2,010        5,610             4,614
                                                      -------     -------      -------           -------
       Total interest expense                          16,755      17,978       49,634            43,716
                                                      -------     -------      -------           -------
Net interest income                                    17,521      17,823       52,472            44,528
Provision for loan losses                               1,050       1,769        3,300             3,157
                                                      -------     -------      -------           -------
       Net interest income after provision
          for loan losses                              16,471      16,054       49,172            41,371
                                                      -------     -------      -------           -------
Noninterest income:
  Service charges                                       2,193       2,441        6,784             6,076
  Trust fees                                              965         978        2,887             2,335
  Investment securities gains, net                        ---         329          ---               329
  Gain on sales of loans, net                             999         939        2,950             2,130
  Gain on sale of mortgage servicing rights               ---         ---        1,462               ---
  Gain on sale of merchant credit cards                   ---       1,230          ---             1,230
  Other noninterest income                                392         496        1,233             1,229
                                                      -------     -------      -------           -------
       Total noninterest income                         4,549       6,413       15,316            13,329
                                                      -------     -------      -------           -------
Noninterest expense:
  Salaries and employee benefits                        9,341       9,344       27,708            22,886
  Occupancy of premises, net                            1,811       1,541        5,330             3,938
  Furniture and equipment                                 832         868        2,558             2,239
  Computer processing                                     577         584        1,643             1,460
  Advertising and public relations                        365         444        1,328               963
  Goodwill and other intangible amortization              612         642        1,836             1,620
  Legal fees                                              958         530        2,960             1,285
  Other noninterest expense                             2,896       3,277        8,583             7,963
                                                      -------     -------      -------           -------
       Total noninterest expense                       17,392      17,230       51,946            42,354
                                                      -------     -------      -------           -------
Income before income taxes                              3,628       5,237       12,542            12,346
Income taxes                                            1,445       2,128        5,100             4,816
                                                      -------     -------      -------           -------
          Net income                                   $2,183      $3,109       $7,442            $7,530
                                                      =======     =======      =======           =======
Preferred dividend requirements                          (861)       (861)      (2,582)           (2,190)
                                                      -------     -------      -------           -------
Net income applicable to common stockholders           $1,322      $2,248       $4,860            $5,340
                                                      =======     =======      =======           =======


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                       For the Nine    For the Period of
                                                                       Months Ended    Feb. 12, 1997 to
                                                                       September 30,     September 30,
                                                                           1998              1997
                                                                       ------------     -------------
Cash flows from operating activities:
  Net income                                                            $   7,442         $   7,530
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Provision for loan losses                                              3,300             3,157
     Investment securities gains, net                                         ---              (329)
     Gain on sale of merchant credit cards                                    ---            (1,230)
     Gain on sales of loans originated for sale                            (3,783)           (2,622)
     Loans originated and held for sale                                  (224,364)         (157,804)
     Proceeds from sales of loans originated for sale                     228,480           154,970
     Depreciation and amortization                                          7,986             3,933
     Other adjustments to net income, net                                     299             1,867
     Net changes in other assets and liabilities                              (45)           (8,460)
                                                                        ---------         ---------
        Net cash provided by operating activities                          19,315             1,012
                                                                        ---------         ---------
Cash flows from investing activities:
  Purchases of available-for-sale securities                              (39,363)         (173,772)
  Proceeds from sales of available-for-sale securities                        ---            61,568
  Proceeds from principal payments and maturities of
     available-for-sale securities                                        100,147            77,091
  Purchases of held-to-maturity securities                                (15,267)           (8,834)
  Proceeds from principal payments and maturities of
     held-to-maturity securities                                           10,864             2,830
  Proceeds from the sale of CT Mortgage assets                                ---             9,394
  Net increase in loans                                                   (92,736)          (20,004)
  Net cash of Bank and Mortgage Company acquired in
     Split-Off Transactions                                                   ---            62,503
  Decrease in reverse exchange assets                                      18,757               ---
  Other, net                                                               (1,551)           (1,846)
                                                                        ---------         ---------
        Net cash (used in) provided by  investing activities              (19,149)            8,930
                                                                        ---------         ---------
Cash flows from financing activities:
  Net increase in deposits                                                  6,627            65,449
  Net increase (decrease) in short-term borrowings                          5,500           (56,396)
  Repayments of notes payable                                            (112,400)          (15,000)
  Proceeds from notes payable                                             106,900            77,000
  Net proceeds from issuance of preferred stock                               ---            36,105
  Decrease in nonrecourse borrowings                                      (18,757)              ---
  Dividends paid                                                           (4,698)           (2,138)
                                                                        ---------         ---------
        Net cash (used in) provided by financing activities               (16,828)          105,020
                                                                        ---------         ---------
Net (decrease) increase in cash and cash equivalents                      (16,662)          114,962
Cash and cash equivalents, beginning of period                             84,616               ---
                                                                        ---------         ---------
Cash and cash equivalents, end of period                                $  67,954          $114,962
                                                                        =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                           $  49,302          $ 42,697
     Income taxes                                                       $   6,775          $  5,352


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   Basis of Presentation:

     The Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"): Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company").

     Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in the Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly-owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc. The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank and the Mortgage Company to the Parent Company and then transferred all of the common stock of the Parent Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock, a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million, and a cash payment of approximately $1.1 million for the Mortgage Company.

     The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

     Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1998. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position and consolidated results of operations as of the dates and for the periods presented.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

     The Bank and Mortgage Company were acquired by the Parent Company on February 12, 1997; therefore, the Company's consolidated results for 1997 are for a period of less than a full nine months.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2.   Investment Securities:

     The amortized cost and estimated fair values of investment securities at September 30, 1998 and December 31, 1997 were as follows:

                                                                                September 30, 1998
                                                          --------------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized      Unrealized      Unrealized       Estimated
                                                              Cost            Gains          Losses        Fair Value
                                                          --------------  --------------  --------------  --------------
                                                                                     (in thousands)
     Available-for-sale:
              U.S. Treasury securities                         $151,999          $1,423        $   ---         $153,422
              U.S. government agency securities                  10,098             149            ---           10,247
              Collateralized mortgage obligations                97,212             307         (2,833)          94,686
              Mortgage-backed securities                         74,898           1,739            (80)          76,557
                                                               --------          ------        -------         --------
                                Total available-for-sale        334,207           3,618         (2,913)         334,912
                                                               --------          ------        -------         --------
     Held-to-maturity:
              State and municipal obligations                    72,303           1,831             (5)          74,129
              Federal Reserve Bank and Federal Home Loan
                       Bank equity securities                    14,133             ---            ---           14,133
              Other debt securities                                 825              94            ---              919
                                                               --------          ------        -------         --------
                                Total held-to-maturity           87,261           1,925             (5)          89,181
                                                               --------          ------        -------         --------
                                         Total                 $421,468          $5,543        $(2,918)        $424,093
                                                               ========          ======        =======         ========

                                                                                December 31, 1997
                                                          --------------------------------------------------------------
                                                                              Gross           Gross
                                                            Amortized      Unrealized      Unrealized       Estimated
                                                              Cost            Gains          Losses        Fair Value
                                                          --------------  --------------  --------------  --------------
                                                                                (in thousands)
     Available-for-sale:
              U.S. Treasury securities                         $205,007            $797          $ (20)        $205,784
              U.S. government agency securities                  13,261             125            (41)          13,345
              Collateralized mortgage obligations                84,330              61           (374)          84,017
              Mortgage-backed securities                         95,364             645            (10)          95,999
                                                               --------          ------        -------         --------
                                Total available-for-sale        397,962           1,628           (445)         399,145
                                                               --------          ------        -------         --------
     Held-to-maturity:
              State and municipal obligations                    65,034           1,364            (79)          66,319
              Federal Reserve Bank and Federal Home Loan
                       Bank equity securities                    17,392             ---            ---           17,392
              Other debt securities                                 825              46             (1)             870
                                                               --------          ------        -------         --------
                                Total held-to-maturity           83,251           1,410            (80)          84,581
                                                               --------          ------        -------         --------
                                         Total                 $481,213          $3,038          $(525)        $483,726
                                                               ========          ======        =======         ========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


3.   Loans:

     Loans classified by type at September 30, 1998 and December 31, 1997 were as follows:

                                            September 30,       December 31,
                                                 1998                1997
                                            --------------      --------------
                                                      (in thousands)
Commercial and industrial                      $  724,446          $  671,506
Real estate-construction                          215,919             179,855
Residential real estate-mortgages                 156,832             165,258
Home equity lines of credit                       110,024             104,287
Consumer                                           46,119              50,391
Other loans                                         1,202               2,448
                                               ----------          ----------
         Gross loans                            1,254,542           1,173,745

Less:  Unearned discount                           (1,342)             (1,079)
                                               ----------          ----------
         Total loans                            1,253,200           1,172,666

Less:  Allowance for loan losses                  (24,477)            (25,813)
                                               ----------          ----------
                  Loans, net                   $1,228,723          $1,146,853
                                               ==========          ==========

     In the first quarter of 1998, the majority of credit card receivables were transferred, at cost, from the consumer loan category to loans held for sale. At September 30, 1998, approximately $7.8 million of the Bank's $9.4 million of credit card receivables were classified as loans held for sale. Management anticipates the sale to occur in November 1998. No loss is expected from the sale.

 4.  Interest-Bearing Deposits:

     Interest-bearing deposits at September 30, 1998 and December 31, 1997 were as follows:

                                          September 30,       December 31,
                                               1998                1997
                                          ---------------     --------------
                                                    (in thousands)
NOW accounts                                  $  124,635         $  100,309
Savings accounts                                 109,456            112,978
Money market deposits                            235,939            240,294
Certificates of deposit                          443,836            417,230
Public time deposits                              82,229             96,844
Brokered certificates of deposit                  74,793             69,883
                                              ----------         ----------
         Total                                $1,070,888         $1,037,538
                                              ==========         ==========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5.   Notes Payable:

     Notes payable at September 30, 1998 and December 31, 1997 were as follows:

                                                                                 September 30,     December 31,
                                                                                      1998              1997
                                                                                  ------------      ------------
                                                                                         (in thousands)
     TAYLOR CAPITAL GROUP, INC.:
     $25 million term loan bearing interest at prime rate or LIBOR plus 1.25%, annual principal reductions of $1 million commencing 1999 and a balloon payment of $22 million on February 12, 2002; interest rates at September
       30, 1998 and December 31, 1997 were 6.91% and 7.12% respectively.              $25,000           $25,000

     $7 million revolving credit facility bearing interest at prime rate or
       LIBOR plus 1.25%, maturing September 1, 1998; weighted average interest rates at September 30, 1998 and December 31, 1997 were 7.44% and 7.02%
       respectively.                                                                    1,500             2,000


     COLE TAYLOR BANK:
     Federal Home Loan Bank (FHLB) - various advances ranging from $10 million to $25 million due at various dates through May 1999 and $30 million due
       February 2008, callable by the FHLB annually beginning February 1999;
       collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at September 30, 1998 and December
       31, 1997 were 5.23% and 6.04% respectively                                      80,000            85,000
                                                                                     --------          --------
 Total                                                                               $106,500          $112,000
                                                                                     ========          ========


     In October 1998, the Taylor Capital Group, Inc. loan agreement was extended, effective September 1, 1998 to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement, including the $25 million term loan, is now secured by the common stock of the Bank. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of September 30, 1998, the Company was not aware of any instances of non-compliance.

6.   Incentive Compensation Plan:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and stock awards. During the nine months ended September 30, 1998, stock options were granted with respect to 97,319 shares of common stock at an exercise price of $25.00 per share. Stock options with respect to 2,020 shares of common stock were forfeited during this period. As of September 30, 1998, total stock options outstanding, net of forfeitures, were for 227,272 shares of common stock at a weighted average exercise price of $23.26. In addition, 14,080 shares of common stock were awarded in 1998 to certain employees and non-employee members of the Company's Board of Directors under restricted stock agreements.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

 7.  Comprehensive Income:

     Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", requires disclosure of all components of comprehensive income. Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from non-stockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:

                                                         For the Three           For the Nine    For the Period
                                                         Months Ended            Months Ended   of Feb. 12, 1997
                                                           Sept. 30,              Sept. 30,        to Sept. 30,
                                                   --------------------------     -----------      ------------
                                                       1998          1997            1998              1997
                                                   ------------  ------------     -----------      ------------
                                                                         (in thousands)
Net income, as reported                             $ 2,183        $ 3,109          $ 7,442           $ 7,530

Other comprehensive income:
      Change in unrealized gains (losses) on
          available-for-sale securities               1,549          1,881             (478)            1,439
      Less: reclassification adjustment for gains
          included in net income                       --             (329)            --                (329)
                                                    -------        -------          -------           -------
                                                      1,549          1,552             (478)            1,110
      Income tax expense (benefit) related
          to other comprehensive income                 532            521             (156)              378
                                                    -------        -------          -------           -------
      Other comprehensive income, net of tax          1,017          1,031             (322)              732
                                                    -------        -------          -------           -------
               Total comprehensive income           $ 3,200        $ 4,140          $ 7,120           $ 8,262
                                                    =======        =======          =======           =======



8.   Litigation:

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney
     J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October, 1997 to September, 1998.

     The Split-Off Transactions were a series of transactions completed on February 12, 1997 in accordance with the Share Exchange Agreement, dated June 12, 1996 (the "Share Exchange Agreement") between Reliance and the Taylor Family, which owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions. Pursuant to the Split-Off Transactions, the Taylor Family and certain other stockholders of Reliance exchanged all of their common stock of Reliance for all of the outstanding common stock of the Company. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recission of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action in Texas that is described below.

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. A motion is pending to transfer the Texas case to Illinois, and a motion is pending to transfer the Illinois case to Texas.

     On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages, attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust.

     On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above lawsuits from prosecuting their cases on account of the pending adversary proceedings by the Reliance Estate Representative that are described below. The Company expects that the Bankruptcy Court's order will be amended in the near future to preliminarily enjoin the remaining plaintiffs from prosecuting their cases.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance.

     In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred by Reliance, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement dated February 6, 1997 between the Taylor Family and the Company, the Company agreed to indemnify the Taylor Family for certain losses that the Taylor Family may incur as a result of the Split-Off Transactions, including a portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family. The Company and its subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

     The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company will incur significant costs with respect to such lawsuits.

     The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the business, financial condition, liquidity or operating results of the Company.

                           TAYLOR CAPITAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"): Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Bank and Mortgage Company were acquired by the Parent Company on February 12, 1997; therefore, the Company's consolidated results of operations for 1997 are for a period of less than a full nine months.

RESULTS OF OPERATIONS

Overview

For the third quarter of 1998, consolidated net income was $2.2 million, and annualized return on average assets and return on average equity were 0.46% and 6.02%, respectively. For the third quarter of 1997, consolidated net income was $3.1 million. For this period, annualized return on average assets and return on average equity were 0.65% and 8.92%, respectively. The lower net income in the third quarter of 1998 was primarily due to the Bank's sale, in September 1997, of its merchant credit card program to an unrelated third party which resulted in a realized gain of $1.2 million and to increased legal fees at the Parent Company during 1998. See "-Litigation" below.

For the nine months ended September 30, 1998, consolidated net income was $7.4 million and annualized return on average assets and return on average equity were 0.54% and 6.95%, respectively. For the period of February 12, 1997 to September 30, 1997, consolidated net income was $7.5 million. For this period, annualized return on average assets and return on average equity were 0.64% and 9.25%, respectively. Income for the first nine months of 1998 decreased slightly due to the increase in legal fees offset in large part to the 1998 reporting period having 42 more days than the 1997 reporting period.

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

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                             ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                                 FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                                             ---------------------------------      -------------------------------
                                                                        YIELD/                               YIELD/
                                             AVERAGE                     RATE       AVERAGE                   RATE
                                             BALANCE   INTEREST         (%)(4)      BALANCE     INTEREST     (%)(4)
                                             -------   --------      ---------     --------     --------     ------
INTEREST-EARNING ASSETS:                                            (dollars in thousands)
Investment securities (1):
  Taxable                                   $376,307     $4,918         5.25 %      $414,757      $6,556      6.33 %
  Non-taxable (tax equivalent)                69,242      1,355         7.83          62,143       1,206      7.76
                                          ----------    -------                   ----------     -------
     Total investment securities             445,549      6,273         5.65         476,900       7,762      6.52
                                          ----------    -------                   ----------     -------
Cash equivalents                              22,146        307         5.42          58,788         852      5.67
                                          ----------    -------                   ----------     -------
Loans (2):
  Commercial and industrial                  920,270     20,801         8.84         866,931      20,028      9.04
  Real estate mortgages                      191,403      3,476         7.26         212,900       3,948      7.42
  Consumer and other                         162,445      3,647         8.91         151,428       3,419      8.96
  Fees on loans                                             348                                      364
                                          ----------    -------                   ----------     -------
    Net loans (tax equivalent)             1,274,118     28,272         8.81       1,231,259      27,759      8.96
                                          ----------    -------                   ----------     -------
     Total earning assets                  1,741,813     34,852         7.96       1,766,947      36,373      8.19
                                          ----------    -------                   ----------     -------
Allowance for loan losses                    (24,758)                                (25,037)
NONEARNING ASSETS:
  Cash and due from banks                     59,696                                  75,456
  Accrued interest and other assets           88,190                                  90,529
                                          ----------                              ----------
TOTAL ASSETS                              $1,864,941                              $1,907,895
                                          ==========                              ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand deposits        $343,784      3,028         3.49        $332,783       2,986      3.56
    Savings deposits                         110,864        618         2.21         115,682         747      2.56
    Time deposits                            623,457      8,719         5.55         673,784       9,649      5.68
                                          ----------    -------                   ----------     -------
       Total deposits                      1,078,105     12,365         4.55       1,122,249      13,382      4.73
                                          ----------    -------                   ----------     -------
Short-term borrowings                        193,234      2,525         5.18         201,133       2,586      5.10
Notes payable                                129,345      1,865         5.64         124,489       2,010      6.32
                                          ----------    -------                   ----------     -------
     Total interest-bearing liabilities    1,400,684     16,755         4.75       1,447,871      17,978      4.93
                                          ----------    -------                   ----------     -------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits               303,490                                 303,030
  Nonrecourse borrowings (3)                     ---                                     ---
  Accrued interest and other liabilities      16,864                                  18,641

STOCKHOLDERS' EQUITY                         143,903                                 138,353
                                          ----------                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $1,864,941                              $1,907,895
                                          ==========                              ==========
Net interest income (tax equivalent)                    $18,097                                  $18,395
                                                        =======                                  =======
Net interest spread                                                     3.21 %                                3.26 %
Net interest margin                                                     4.14 %                                4.15 %
                                                                        ======                                ======




                                                 FOR THE NINE MONTHS ENDED          FOR THE PERIOD OF FEB. 12, 1997 TO
                                                     SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                                             ---------------------------------      ----------------------------------
                                                                        YIELD/                                YIELD/
                                             AVERAGE                     RATE       AVERAGE                    RATE
                                             BALANCE   INTEREST         (%)(4)      BALANCE     INTEREST      (%)(4)
                                             -------   --------      ---------      --------    --------     ---------
INTEREST-EARNING ASSETS:                                                (dollars in thousands)
Investment securities (1):
  Taxable                                  $401,199     $17,147          5.71 %     $408,983     $16,473         6.39 %
  Non-taxable (tax equivalent)               66,730       3,951          7.89         62,407       3,096         7.90
                                         ----------     -------                   ----------     -------
     Total investment securities            467,929      21,098          6.02        471,390      19,569         6.59
                                         ----------     -------                   ----------     -------
Cash equivalents                             10,630         441          5.47         36,337       1,310         5.62
                                         ----------     -------                   ----------     -------
Loans (2):
  Commercial and industrial                 887,424      59,836          8.89        861,169      49,792         9.01
  Real estate mortgages                     198,403      10,866          7.30        208,410       9,645         7.37
  Consumer and other                        158,297      10,553          8.91        149,174       8,411         8.91
  Fees on loans                                           1,045                                      975
                                         ----------     -------                   ----------     -------
    Net loans (tax equivalent)            1,244,124      82,300          8.84      1,218,753      68,823         8.93
                                         ----------     -------                   ----------     -------
     Total earning assets                 1,722,683     103,839          8.05      1,726,480      89,702         8.23
                                         ----------     -------                   ----------     -------
Allowance for loan losses                   (25,292)                                 (24,893)
NONEARNING ASSETS:
  Cash and due from banks                    65,396                                   72,572
  Accrued interest and other assets          95,850                                   87,242
                                         ----------                               ----------
TOTAL ASSETS                             $1,858,637                               $1,861,401
                                         ==========                               ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand deposits       $342,182       9,063          3.54       $322,296       7,182         3.52
    Savings deposits                        112,290       1,995          2.38        117,366       1,900         2.56
    Time deposits                           604,939      25,301          5.59        670,415      23,816         5.61
                                         ----------     -------                   ----------     -------
       Total deposits                     1,059,411      36,359          4.59      1,110,077      32,898         4.68
                                         ----------     -------                   ----------     -------
Short-term borrowings                       198,278       7,665          5.17        189,403       6,204         5.18
Notes payable                               127,893       5,610          5.78        110,377       4,614         6.51
                                         ----------     -------                   ----------     -------
     Total interest-bearing liabilities   1,385,582      49,634          4.79      1,409,857      43,716         4.90
                                         ----------     -------                   ----------     -------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits              306,544                                  297,680
  Nonrecourse borrowings (3)                  5,359                                      ---
  Accrued interest and other liabilities     18,067                                   24,712

STOCKHOLDERS' EQUITY                        143,085                                  129,152
                                         ----------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $1,858,637                               $1,861,401
                                         ==========                               ==========
Net interest income (tax equivalent)                    $54,205                                  $45,986
                                                        =======                                  =======
Net interest spread                                                      3.26 %                                  3.33 %
Net interest margin                                                      4.20 %                                  4.22 %
                                                                         ====                                    ====

(1)    Investment securities average balances are based on amortized cost.
(2)    Nonaccrual loans are included in the above stated average balances.
(3) Interest expense on nonrecourse borrowings is netted against trust fees on the income statement.
(4)    Yields / rates are annualized.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Interest Income -- continued

Net interest income (with an adjustment for tax-exempt income) for the third quarter of 1998 was $18.1 million, compared to $18.4 million for the third quarter of 1997. Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, decreased to 4.14% for the third quarter of 1998, from 4.15% for the same 1997 quarter. The decline in net interest margin in 1998 was primarily a result of reduced yields on collateralized mortgage obligations and commercial loans, partially offset by a decline in the cost of interest-bearing liabilities.

The yield on earning assets declined to 7.96% from 8.19% for the three months ended September 30, 1998 and 1997, respectively. In late 1997, the Bank purchased approximately $92 million of sequential paying collateralized mortgage obligations at a premium of $7.5 million. The lower mortgage interest rates and higher refinancing activity experienced during 1998 requires that the Bank amortize the purchase premium at a rate higher than originally expected. Accordingly, September 30, 1998, an impairment charge of $463,000 was recognized. In addition, an adjustment of approximately $200,000 was recorded to reduce the yields of all the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. At September 30, 1998, after the adjustments, these securities totaled $67 million, with $4.5 million of premium remaining and an expected yield of 1.5%. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank utilizes actual prepayment rates and broker estimates of expected future prepayments, as well as current and forward interest rates, in estimating future prepayment rates. If actual or future estimated prepayment rates exceed those currently estimated, further impairment charges and yield reductions would occur. The decreased yield on commercial loans reflected increased competitive pressure on loan pricing, as well as the negative impact of increased nonaccrual loans.

The cost of interest-bearing liabilities declined to 4.75% from 4.93% for three months ended September 30, 1998 and 1997, respectively, primarily as a result of a lowering of the rate paid on interest-bearing deposits and the repositioning of a portion of the Federal Home Loan Bank ("FHLB") short-term borrowings to FHLB long-term callable notes.

Average earning assets for the three months ended September 30, 1998 decreased $25.1 million, or 1.4% when compared to the same period in 1997.

Net interest income (with an adjustment for tax-exempt income) for the first nine months of 1998 totaled $54.2 million, as compared to $46.0 million for the period of February 12, 1997 to September 30, 1997. The higher net interest income for the first nine months of 1998 was primarily due to the 42 day shorter reporting period in 1997. Net interest margin was 4.20% for the first nine months of 1998 as compared to 4.22% for the period of February 12, 1997 to September 30, 1997. The slight decrease in net interest margin resulted from a decline in the yield on earning assets to 8.05 % in 1998 from 8.23% in 1997, primarily from declines in the investment security and commercial loan yields. The negative impact of the reduced earning asset yield was partially offset by a decline in the weighted average rate paid on interest-bearing deposits, and FHLB advances. The total cost of interest bearing liabilities decreased to 4.79% for the period ended September 30, 1998 from 4.90% for the period ended September 30, 1997.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)



Provision for Loan Losses

The provision for loan losses decreased $719,000 to $1.1 million in the third quarter of 1998, from $1.8 million in the third quarter of 1997. The provision for loan losses increased $143,000 to $3.3 million for the nine months ended September 30, 1998, from $3.2 million for the period of February 12, 1997 to September 30, 1997. The provision for any reporting period reflects management's evaluation of the adequacy of the allowance for loan losses in relation to nonperforming, impaired and total loans, as well as general economic conditions and past and expected future loss experience. Net charge-offs were $4.6 million for the first nine months of 1998 as compared to $2.6 million for the period February 12, 1997 to September 30, 1997. The increase in charge offs during the first nine months of 1998 is a result of the ongoing resolution of four older problem loans within the Bank's commercial loan portfolio. If future net charge-offs do not decline the provisions for loan losses could be expected to increase.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Income

The following table displays noninterest income for the periods indicated:

                                                         NONINTEREST INCOME

                                                            For the Three              For the Nine      For the Period of
                                                            Months Ended               Months Ended      Feb. 12, 1997 to
                                                             Sept. 30,                  Sept. 30,            Sept. 30,
                                                     ---------------------------     ---------------     -----------------
                                                         1998          1997               1998                  1997
                                                     ------------  -------------     ---------------     -----------------
                                                                              (in thousands)

    Deposit service charges                               $1,911         $2,202             $6,098             $5,510
    Retail credit card service charges                       140            135                407                324
    Merchant credit card processing fees                     142            104                279                242
    Trust fees                                               965            978              2,887              2,335
    Gain on sale of loans, net                               999            939              2,950              2,130
    Mortgage loan servicing income (loss), net               (47)            90                (95)               100
    ATM fees                                                 219            202                626                474
    Gain on sale of mortgage servicing rights                ---            ---              1,462                ---
    Gain on sale of merchant credit cards                    ---          1,230                ---              1,230
    Investment securities gains, net                         ---            329                ---                329
    Other noninterest income                                 220            204                702                655
                                                          ------         ------            -------            -------
             Total noninterest income                     $4,549         $6,413            $15,316            $13,329
                                                          ======         ======            =======            =======




Noninterest income for the third quarter of 1998 totaled $4.5 million, a decrease of $1.9 million, or 29.1%, from the same quarter in 1997. The primary reasons for the decrease in noninterest income were the selling of the Bank's merchant credit card program, resulting in a realized gain of $1.2 million in September 1997, investment securities gains of $329,000 during the third quarter of 1997 and a reduction in deposit service charges of $291,000 during the third quarter of 1998. Noninterest income for the first nine months of 1998 totaled $15.3 million, an increase of $2.0 million or 14.9%, as compared to $13.3 million for the period of February 12, 1997 to September 30, 1997. Noninterest income for the first nine months of 1998 exceeded that reported in 1997 primarily because there were 42 fewer days in the 1997 consolidated reporting period. Additionally, noninterest income in the first quarter of 1998 included a gain on sale of mortgage servicing rights of $1.5 million.

Mortgage loan servicing income, which declined as result of the sale of servicing rights in early 1998, is presented net of an impairment provision on the capitalized mortgage servicing rights of $150,000 and $6,000 for the three months ended September 30, 1998 and 1997, respectively, and $301,000 and $53,000 for the nine months ended September 30, 1998 and the period of February 12, 1997 to September 30, 1997, respectively. The increased impairment provisions in the 1998 reporting periods over those in 1997 were a result of the lower interest rate environment resulting in increased anticipated prepayment speeds on the Bank's current mortgage servicing portfolio. The gain on sale of loans grew in 1998 as a result of a 37% increase in the volume of loans sold (as adjusted for the difference in days) and an improvement in the average sale price.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income -- continued

Management anticipates that the Bank will sell the majority of its credit card receivables which were classified as held for sale, in November 1998. No loss is expected from the sale. The sale of the majority of the Bank's credit card portfolio is expected to significantly reduce retail credit card service charges in future periods.

Noninterest Expense

The following table displays noninterest expense for the periods indicated:

                                                       NONINTEREST EXPENSE
                                                                                    For the Nine      For the Period of
                                                    For The Three Months Ended      Months Ended       Feb. 12, 1997 to
                                                            Sept. 30,                 Sept. 30,           Sept. 30,
                                                   -----------------------------     -------------       -------------
                                                       1998             1997             1998                1997
                                                   ------------     ------------     -------------       -------------
                                                                                (dollars in thousands)
    Salaries and employee benefits                     $ 9,341          $ 9,344           $27,708             $22,886
    Occupancy of premises, net                           1,811            1,541             5,330               3,938
    Furniture and equipment                                832              868             2,558               2,239
    Computer processing                                    577              584             1,643               1,460
    Legal fees                                             958              530             2,960               1,285
    Advertising and public relations                       365              444             1,328                 963
    Goodwill and other intangible amortization             612              642             1,836               1,620
    Other real estate and repossessed asset
             expense                                       200              249               409                 447
    Other noninterest expense                            2,696            3,028             8,174               7,516
                                                       -------          -------           -------             -------
             Total noninterest expense                 $17,392          $17,230           $51,946             $42,354
                                                       =======          =======           =======             =======
    Efficiency ratio (1)                                 78.80%           71.09%            76.63%              73.20%
                                                       =======          =======           =======             =======

---------------------
(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.


Total noninterest expense for the third quarter of 1998 was $17.4 million, an increase of $162,000, or 0.9%, over the prior year's third quarter noninterest expense of $17.2 million. This increase was primarily due to higher occupancy and legal expenses, partially offset by a reduction in other noninterest expenses. Noninterest expense for the nine months ended September 30, 1998 totaled $51.9 million, as compared to $42.4 million for the period of February 12, 1997 to September 30, 1997. The primary reasons for the higher expense in the nine month period ended September 30, 1998 over that in the period of February 12, 1997 to September 30, 1997 were increased legal fees, employee benefit costs and occupancy expenses. The higher expense was also attributable to the nine month period in 1998 being 42 days longer than the period of February 12, 1997 to September 30, 1997.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense -- continued

Salaries and benefits expense for the third quarter of 1998 remained flat compared to the same period in 1997. On a comparable days basis for the first nine months of 1998, as compared to the shorter 1997 reporting period, total salaries and benefit expense increased 2.4%. The primary reason for the increase was the expense related to the long-term incentive and restricted stock award programs introduced in mid-1997 and an increase in the cost of group insurance. There was an average of 622 full time equivalent employees for the first nine months of 1998 as compared to 607 for the 1997 reporting period.

Occupancy expense for the third quarter of 1998 increased 17.5% as compared to the same 1997 period. On a comparable days basis for the first nine months of 1998, as compared to the shorter 1997 reporting period, occupancy expense increased 14.5%. The rise in occupancy expense was due to the addition of two new banking facilities. The Old Orchard (Skokie, IL) branch opened in October 1997, and the 111 West Washington branch in downtown Chicago opened in March 1998.

Legal fees for the third quarter of 1998 increased significantly from the third quarter of 1997, and for the first nine months of 1998 as compared to the February 12, 1997 to September 30, 1997 reporting period, despite $308,000 in reimbursements from the Bank's insurance carrier for certain legal defense costs. These reimbursements were received in the first quarter of 1998 and related to two suits that were settled in 1997. The legal costs relating to the bankruptcy of Reliance Acceptance Group, Inc. and the defense of the various lawsuits relating to the Split-Off Transactions totaled approximately $2.4 million for the first nine months of 1998. Management expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been and will be submitted to insurance carriers for reimbursement. Management, however, cannot predict to what extent such costs will be reimbursed or when such reimbursement will occur. See " - Litigation" below.

Advertising expense was $365,000 for the third quarter of 1998, as compared to $444,000 for the third quarter of 1997, representing a decrease of 17.8%. The decrease was attributable to the timing of certain advertising campaigns. Advertising expense was $1,328,000 for the first nine months of 1998, as compared to $963,000 for the period February 12, 1997 to September 30, 1997. Expenses increased due to the advertising related to the grand opening of a new banking facility in April 1998 and the 1998 reporting period consisting of 42 more days than the comparable 1997 reporting period.

Income Taxes

Income tax expense of $1.4 million and $2.1 million was recorded for the third quarters of 1998 and 1997, respectively, reflecting effective tax rates of 40% and 41%, respectively. The income tax expense for the first nine months of 1998 and the shorter 1997 reporting period totaled $5.1 million and $4.8 million, respectively, reflecting effective tax rates of 41% and 39%, respectively. The higher effective tax rate in the first nine months of 1998 was primarily due to certain employee benefit costs that were not fully deductible for tax purposes.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

Overview

The Company's total assets of $1.85 billion remained effectively unchanged at September 30, 1998, as compared to total assets of $1.86 billion at December 31, 1997. An increase in loans was offset by a decrease in interest bearing deposits with banks and investment securities available for sale and the sale of the Bank's CTRE, Inc. subsidiary on March 19, 1998. CTRE, Inc. was a subsidiary within which the Bank conducted reverse exchange transactions in connection with its real estate trust services business. At December 31, 1997, CTRE, Inc.'s assets totaled $18.7 million and were reflected in other assets. Those assets were supported by nonrecourse borrowings of an equal amount.

U.S. Treasury securities and mortgage backed securities decreased approximately $52.3 million and $19.4 million, respectively, during the first nine months of 1998. The maturing U.S. Treasury securities and runoff of mortgage backed securities, as a result of increased refinancing activity and favorable market rates, were utilized to fund loan growth in commercial loans, real estate construction loans and home equity lines of credit. These loan categories increased $53.0 million, $36.0 million, and $5.7 million, respectively, between December 31, 1997 and September 30, 1998.

Loans held for sale increased primarily due to approximately $8.1 million of the Bank's credit card receivables being transferred from consumer loans to loans held for sale. See "Noninterest Income."

Noninterest-bearing demand deposits declined between December 31, 1997 and September 30, 1998, primarily due to the recurring seasonal increase in demand deposits at each year end. On an average basis, demand deposits for the three months and nine months ended September 30, 1998 exceeded demand deposits for the three months ended September 30, 1997 and for the period of February 12, 1997 to September 30, 1997. While total core customer deposits and repurchase agreements remained essentially unchanged during the first nine months of 1998, the mix of outstanding balances by product type changed modestly due to promotions of certain interest-bearing demand deposit accounts and certificates of deposit.

Total wholesale funding, obtained primarily through brokered certificates of deposit and FHLB advances, remained essentially flat during the nine months ending September 30, 1998.

Nonperforming Loans and Assets

Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. Management, through its periodic review of the Company's loan portfolio, identifies borrowers whose financial capacity may have deteriorated. Accordingly, such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and, if appropriate, a partial or full charge-off.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                              NONPERFORMING ASSETS


                                                                      Sept. 30,      December 31,
                                                                         1998            1997
                                                                      -----------     -----------
                                                                        (dollars in thousands)
           Loans contractually past due 90 days or more but
               still accruing                                             $2,900          $2,009
           Nonaccrual loans                                               15,738          11,624
                                                                         -------         -------
                  Total nonperforming loans                               18,638          13,633
           Other real estate                                               1,993           1,391
           Other repossessed assets                                           29              72
                                                                         -------         -------
                  Total nonperforming assets                             $20,660         $15,096
                                                                         =======         =======
           Nonperforming loans to total loans                               1.44 %          1.13 %
           Nonperforming assets to total loans plus repossessed
               property                                                     1.60 %          1.25 %
           Nonperforming assets to total assets                             1.12 %          0.81 %



Allowance for Loan Losses

The allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries.

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

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                          For the Nine     For the Period of
                                                       For the Three Months Ended         Months Ended      Feb. 12, 1997 to
                                                                Sept. 30,                  Sept. 30,           Sept. 30,
                                                     --------------------------------     -------------       -------------
                                                          1998              1997              1998                1997
                                                     --------------     -------------     -------------       -------------
                                                                                (dollars in thousands)
     Average total loans                                $1,274,118        $1,231,259        $1,244,124          $1,218,753
                                                        ==========        ==========        ==========          ==========
     Total loans at end of period                                                           $1,291,356          $1,212,031
                                                                                            ==========          ==========
     ALLOWANCE FOR LOAN LOSSES:
     Allowance at beginning of period                      $24,503           $24,709           $25,813             $24,607
     Charge-offs                                            (1,336)           (1,407)           (5,752)             (3,116)
     Recoveries                                                260               131             1,116                 554
                                                        ----------        ----------        ----------          ----------
              Net charge-offs                               (1,076)           (1,276)           (4,636)             (2,562)
                                                        ----------        ----------        ----------          ----------
     Provisions for loan losses                              1,050             1,769             3,300               3,157
                                                        ----------        ----------        ----------          ----------
     Allowance at end of period                            $24,477           $25,202           $24,477             $25,202
                                                        ==========        ==========        ==========          ==========
     Net charge-offs to average total loans                   0.34 %            0.41 %            0.50 %              0.33 %
              (annualized)
     Allowance to total loans at end of period                                                    1.90 %              2.08 %
     Allowance to nonperforming loans                                                           131.33 %            183.86 %



Net charge-offs for the third quarter 1998 as compared to the third quarter 1997 decreased $200,000. Net charge-offs were $4.6 million for the first nine months of 1998 as compared to $2.6 million for the period February 12, 1997 to September 30, 1997. The increase in charge-offs during the first nine months of 1998 is a result of the ongoing resolution of four older problem loans within the Bank's commercial loan portfolio. The amount of nonperforming loans was $18.6 million at September 30, 1998 as compared to $13.6 million at December 31, 1997. The allowance as a percentage of nonperforming loans declined to 131.33% at September 30, 1998 from 185.89% at December 31, 1997. The Company establishes what it believes to be an appropriate allowance level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio and the classification of certain assets as nonperforming in accordance with established regulatory and management policies. The ratio of allowance to nonperforming loans decreased from December 31, 1997 primarily due to an increase in the level of nonperforming loans which was concentrated primarily in two borrowing relationships. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources

The Company actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based method of capital measurement, computed ratios are dependent on the amount and composition of assets recorded on the balance sheet, as well as the amount and composition of off-balance sheet items, in addition to the level of capital.

The Company's and the Bank's capital ratios were as follows as of the dates indicated:

                                                                                                             To Be Well
                                                                                                         Capitalized Under
                                                                                    For Capital           Prompt Corrective
                                                              Actual             Adequacy Purposes        Action Provision
                                                        --------------------    ---------------------    --------------------
                                                          Amount     Ratio         Amount     Ratio        Amount    Ratio
                                                        --------------------    ---------------------    --------------------
                                                                               (dollars in thousands)
As of September 30, 1998:
   Total Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated           $129,710    9.17%   >    $113,162  >8.00%          NA
       Cole Taylor Bank                                     152,917   10.83    >     112,942  >8.00     >   $141,178  >10.00%
   Tier I Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated            111,944    7.91%   >      56,581   >4.00          NA
       Cole Taylor Bank                                     135,186    9.58    >      56,471   >4.00    >     84,707   >6.00
   Leverage (1)
        Taylor Capital Group, Inc. - Consolidated           111,944    6.12%   >      73,180   >4.00          NA
        Cole Taylor Bank                                    135,186    7.39    >      73,181   >4.00    >     91,476   >5.00


As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated           $122,432    9.21%   >    $106,370  >8.00 %         NA
       Cole Taylor Bank                                     148,043   11.16    >     106,135  >8.00     >   $132,669  >10.00%
   Tier I Capital (to Risk Weighted Assets)
       Taylor Capital Group, Inc. - Consolidated            105,698    7.95    >      53,185   >4.00          NA
       Cole Taylor Bank                                     131,348    9.90    >      53,068   >4.00    >     79,601   >6.00
   Leverage (1)
        Taylor Capital Group, Inc. - Consolidated           105,698    5.85    >      72,318   >4.00          NA
        Cole Taylor Bank                                    131,348    7.26    >      72,319   >4.00    >     90,399   >5.00

___________________________
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

For the first nine months of 1998, the Parent Company declared $2.5 million and $1.3 million in preferred and common stock dividends, respectively.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY

The Company's liquidity position remained stable during the first nine months of 1998. The asset growth of loans was funded primarily by cash flows from maturing U.S. Treasury securities, repayments of mortgage related securities and loans, and a modest increase in wholesale borrowings. The Parent Company's revolving credit facility has been extended to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement is now secured by the common stock of the Bank. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets.

As described in Footnote 8 to the consolidated financial statements included in
Part 1, Item 1, and under the caption "Litigation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and its subsidiaries continue to pay defense and other legal costs related to certain significant litigation. As these costs are being paid primarily by the Parent Company, the Parent Company's liquidity needs have increased. The liquidity uses of the Parent Company on a standalone basis consists primarily of dividends to shareholders and expenses for general corporate purposes including legal costs. The primary source of Parent Company cash flow is dividends received from the Bank. The Bank currently has adequate capital to allow continued dividends, out of earnings, to support the expected liquidity demands of the Parent Company.

THE YEAR 2000 ISSUE

The Company continues to be actively addressing its Year 2000 ("Y2K") issues. A comprehensive Y2K plan (the "Plan") has been prepared and identifies internal systems (most of which were purchased from third-party software vendors) and those provided by third-party data processing service providers that require modification or replacement. The Plan has been approved by the Company's Board of Directors and includes multiple phases which are to be completed, including awareness, assessment, renovation, validation/testing, and implementation. The Plan also addresses contingency planning. The Company also formed a Y2K oversight committee which is responsible for ensuring that the Plan is executed on a timely basis.

The Company has substantially completed the awareness and assessment phases of the Plan. The awareness phase included understanding the potential impact of Y2K on the Company, educating employees and customers about Y2K issues, and implementing various training and communication programs. The assessment phase included a review of all information technology and non-information technology systems to determine the effect of the Y2K on each particular system. An inventory of all systems was developed to assess which systems will be likely to cause material adverse consequences to the Company upon the arrival of Y2K unless appropriate remedial action is taken. The Plan calls for the replacement or upgrade non-compliant systems during the fourth quarter of 1998 and early 1999. In addition, significant vendors and borrowers of the Company have been contacted and requested to inform the Company whether they are Y2K compliant and, if not, their timetable for becoming compliant.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The Year 2000 Issue  -- continued

The Company began the renovation and validation/testing phases of its Plan during the third quarter of 1998. These phases involve both the repair and replacement of systems and computer equipment, as well as the development of test scripts to test typical daily transactions on various systems. Appropriate corrections, to applicable systems will be made based upon testing results. The majority of the renovation and validation/testing will be performed during the fourth quarter of 1998 and in early 1999.

The majority of the Company's mission critical systems (specifically those that process loans, deposits, investments, and general ledger transactions) are provided by third party processors and, therefore, the Company continues to work closely with those service providers through the renovation and validation/testing phases to ensure effective compliant systems before the Year 2000. The Company's primary data processing provider has been subjected to independent third-party reviews of its Y2K compliance plan and processes and an examination by bank regulatory authorities. At this time, the primary data processing provider reports that it is on target to meet all required dates to provide compliant systems.

The Company's contingency plans relative to Y2K issues have not yet been finalized and are being developed as the testing of all systems proceeds. Upon completion of testing, appropriate contingency plans will be finalized. As the Company's primary data processing provider is currently on target to meet all required dates to provide compliant systems, a contingency plan covering this particular element has not yet been developed.

The Company expensed approximately $60,000 during the nine months ended September 30, 1998, and expects to incur additional costs through 1998 and 1999, for its Y2K compliance program. With respect to certain technology applications, the Company has elected to replace the existing applications with ones of greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's future technology expenditures are expected to materially increase from historical levels. The Company expects the additional costs incurred related to Y2K to represent only a small portion of its overall technology expenditures.

Regardless of the Y2K compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Y2K compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties. The Company has been evaluating , in accordance with the guidelines outlined by the Federal Financial Institutions Examination Council, the potential credit risk associated with Y2K as it relates to the Company's customer base. The Company's analysis performed to date has not identified major credit exposure within the high risk category of customers, further in-depth analysis will be performed during the fourth quarter of 1998.

As a regulated financial institution, the Company is subject to possible supervisory or enforcement action if the governing regulatory agency deems the Company's response and progress with respect to the Y2K issue to be of serious concern. At this time, management believes its progress with respect to Y2K compliance to be satisfactory.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



LITIGATION

Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October, 1997 to September, 1998.

The Split-Off Transactions were a series of transactions completed on February 12, 1997 in accordance with the Share Exchange Agreement, dated June 12, 1996 (the "Share Exchange Agreement") between Reliance and the Taylor Family, which owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions. Pursuant to the Split-Off Transactions, the Taylor Family and certain other stockholders of Reliance exchanged all of their common stock of Reliance for all of the outstanding common stock of the Company. On February 9, 1998, Reliance filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In September, 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recission of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action in Texas that is described below.

In August 1998 nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. A motion is pending to transfer the Texas case to Illinois, and a motion is pending to transfer the Illinois case to Texas.

On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



Litigation -- continued

and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages, attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust.

On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above lawsuits from prosecuting their cases on account of the pending adversary proceedings by the Reliance Estate Representative that are described below. The Company expects that the Bankruptcy Court's order will be amended in the near future to preliminarily enjoin the remaining plaintiffs from prosecuting their cases.

On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company, and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative to equitably subordinate such claims to all other creditor claims against Reliance.

In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred by Reliance, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement dated February 6, 1997 between the Taylor Family and the Company, the Company agreed to indemnify the Taylor Family for certain losses that the Taylor Family may incur as a result of the Split-Off Transactions, including a portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family. The Company and its subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Litigation -- continued

The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company will incur significant costs with respect to such lawsuits.

The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the financial condition of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure is required for annual financial reports for fiscal years beginning after December 15, 1997. Management is currently assessing what segment information may be required.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company must adopt the Statement by January 1, 2000, however early adoption is permitted. Upon adoption, the provisions of the Statement must be applied prospectively. The Company plans to adopt the Statement beginning January 1, 1999. The Company has not yet quantified the impact of its adoption of the Statement.

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, including the statements in Part I, Item 3. "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates," "believes," "estimates," "expects," "contemplates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the Year 2000 on the Company's computer systems and the computer systems of its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission, including, without limitation, the Company's Prospectus dated February 7, 1997. The Company does not undertake any obligation to update or revise any forward looking statements to reflect new events or circumstances or for any other reason.

                           TAYLOR CAPITAL GROUP, INC.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income or the market value of its financial instruments. The ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Company's Asset/Liability Management Committee ("ALCO"). ALCO's objectives are to manage, to the degree prudently possible, the Company's exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and there is a parallel shift of market interest rates both up and down 200 basis points. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The Company's simulation modeling at December 31, 1997 indicated that the Bank was potentially exposed to declining market interest rates in both the one and two year horizons. During the first nine months of 1998, the Company's potential exposure to declining interest rates was realized, as current cash flows on the mortgage backed securities portfolio accelerated and resulted in significantly reduced yields on collateralized mortgage obligations. Additionally, the Company entered into a two year interest rate floor agreement on June 24, 1998. The floor, which has a notional amount of $50 million, is based on 3 month LIBOR, with a strike rate of 6.0%. The floor is designated as a hedge against certain floating rate assets, which yields would decrease in a declining interest rate environment.

At September 30, 1998 the simulation modeling indicated a continued exposure to declining rates but only in the one year horizon, as the second year exposure was mitigated through the acquisition of the interest rate floor and the implementation of certain other balance sheet strategies. At September 30, 1998 the net interest income at risk for year one in the declining rate scenario was calculated at $1.7 million, or 2.3% lower than the net interest income in the rates unchanged scenario. The net interest income for year one in the rising rate scenario was calculated as $1.8 million, or 2.5% higher than the net interest income in the unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay, and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point parallel increase in market rates.

                           TAYLOR CAPITAL GROUP, INC.




PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Footnote 8 to the consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") discusses certain significant litigation relating to the Split-Off Transactions. Such discussion is incorporated in this Part II. Item 1. by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -Exhibit 10.1 - Sixth Amendment to Loan Agreement
                       Between LaSalle National Bank and Taylor Capital Group, Inc.
                       - Exhibit 10.2 - Amended and Restated Third Party
                         Safekeeping Agreement .
                       - Exhibit 10.3 - Security  Agreement  and  Assignment
                         of European  American Bank Safekeeping Account.
                       - Exhibit 27 - Financial Data Schedule.
          (b)  Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Taylor Capital Group, Inc.
                                              -----------------------------
                                                       (Registrant)


Date:   November 12, 1998                        /s/ Jeffrey W. Taylor
       ------------------                  ------------------------------------
                                                   Jeffrey W. Taylor*
                                           Chairman and Chief Executive Officer


Date:   November 12, 1998                      /s/ J. Christopher Alstrin
       ------------------                  ------------------------------------
                                                 J. Christopher Alstrin*
                                                 Chief Financial Officer





* Duly authorized to sign on behalf of the Registrant