Form 10-K405
period 1998-12-31
TAYLOR CAPITAL GROUP INC
filed 1999-03-29
CIK 1025536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1998

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

                                 (847) 808-6873
               Registrant's telephone number, including area code

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

     On March 17, 1999, there were 4,658,533 shares of the registrant's common stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TAYLOR CAPITAL GROUP, INC.

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
   PART I.
     Item 1.       Business....................................................         3
     Item 2.       Properties..................................................        16
     Item 3.       Legal Proceedings...........................................        16
     Item 4.       Submission of Matters to a Vote of Security Holders.........        18
   PART II.
     Item 5.       Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................        18
     Item 6.       Selected Financial Data.....................................        19
     Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................        20
     Item 7A.      Quantitative and Qualitative Disclosures about Market
                   Risk........................................................        55
     Item 8.       Financial Statements and Supplementary Data.................        56
     Item 9.       Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure....................................        98
   PART III.
     Item 10.      Directors and Executive Officers of the Registrant..........        98
     Item 11.      Executive Compensation......................................       100
     Item 12.      Security Ownership of Certain Beneficial Owners and
                   Management..................................................       102
     Item 13.      Certain Relationships and Related Transactions..............       103
   PART IV.
     Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................       105

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

ITEM 1.  BUSINESS

     Taylor Capital Group, Inc. (the "Company" or the "Parent Company") is a bank holding company, incorporated in Delaware on October 9, 1996, that wholly owns Cole Taylor Bank (the "Bank"). The Company was formed by certain members of the Bank's management and related investors to consummate the acquisition of the Bank. The Company acquired the Bank on February 12, 1997 in Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank was a wholly-owned subsidiary of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

     The Split-Off Transactions were a series of transactions pursuant to which CTFG transferred the common stock of the Bank to the Company and then transferred all of the common stock of the Company to certain CTFG stockholders in exchange for 4.5 million shares of CTFG common stock and a dividend from the Bank to CTFG consisting of cash and loans totaling approximately $84 million.

     The Company also wholly owns CT Mortgage Company, Inc. (the "Mortgage Company") which it acquired from CTFG, on February 12, 1997, for a cash payment of $1.1 million.

THE BANK

     The Bank commenced operations over 60 years ago as Main State Bank. In 1978, Drovers National Bank was purchased. The Bank of Yorktown was acquired in 1982 and Wheeling Trust & Savings Bank, Ford City Bank & Trust Co. and Skokie Trust & Savings Bank were acquired in 1984. At the end of 1988, the banks (other than The Bank of Yorktown) were merged into Cole Taylor Bank. The Bank of Yorktown was merged into Cole Taylor Bank in 1992.

     The Bank provides a full range of commercial and consumer banking services to small and mid-size businesses and to individuals through its twelve branch offices in Chicago neighborhoods and suburban Cook County, Illinois and DuPage County, Illinois. The Bank's historical market niche has been providing commercial loans to small and mid-size companies located in the Chicago metropolitan area.

     The Bank offers various loan products such as commercial and industrial loans, residential construction and mortgage loans and consumer loans, as well as a full range of deposit services, including checking, savings and money market accounts and certificates of deposit. The Bank's trust department provides a wide array of trust services for corporations and individuals.

     The Bank's primary market is the Chicago metropolitan area. Six of the Bank's branch offices are located in Chicago and the remainder are located in suburban Cook and DuPage counties. A substantial majority of the Bank's loans are made to customers located in the Chicago metropolitan area. Generally, each branch draws most of its deposits from, and makes most of its consumer and small business loans to, customers located within a three mile radius of the branch; however, the Bank's branches provide commercial banking services and make industrial loans to companies located throughout the Chicago metropolitan area.

     The Bank's staff focuses on establishing and maintaining long-term relationships with customers. The Bank encourages its officers to actively participate in community organizations and, within credit and rate of return parameters, the Bank attempts to meet the credit needs of its communities and invest in local municipal securities. The Bank has focused its marketing efforts on its "Relationship Builders" advertising campaign and promoting programs such as the Bank's "Sweat Equity" program, in which commercial lenders, branch managers and trust officers from the Bank spend a day working at a customer's business.

LOANS

General

     In allocating its assets among locally generated loans, investment assets and other earning assets, the Bank attempts to maximize return while managing risk at an acceptable level. The Bank has identified and

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

implemented strategies to reach these goals, emphasizing quality local loan growth. The following is a brief description of lending activities engaged in by the Bank. For further information regarding these activities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Portfolio."

Commercial and Industrial Loans

     Commercial and industrial loans represent the largest portion (approximately 58% at December 31, 1998) of the Bank's loan portfolio. The Bank makes both collateralized and unsecured loans. Collateral for loans generally includes accounts receivable, inventory, equipment and real estate. Included in this category are commercial real estate loans, which are generally collateralized by owner-occupied properties used for business purposes.

Real Estate -- Construction Loans

     The real estate-construction loan portfolio consists primarily of loans to professional home builders and developers. These loans, which at December 31, 1998 represented approximately 18% of the loan portfolio, have increased as a percentage of total loans outstanding in recent years, primarily because of an increase in home building in the Chicago metropolitan area. Generally, these loans are structured with three components: a non-revolving lot loan which is used to fund costs other than construction, such as marketing, architectural costs and financing fees; a construction revolver primarily relating to pre-sold homes; and a letter of credit which the Bank issues to guarantee the performance of a customer to a third party. These loans generally mature and are completely repaid within three years and bear interest at an annual rate based on the prime rate.

Residential Real Estate -- Mortgage Loans

     The residential real estate-mortgage loan portfolio primarily consists of first mortgage loans for single-family properties and represented approximately 12% of the Bank's loan portfolio at December 31, 1998. The Bank acquires mortgage loans from its commercial banking and mortgage banking loan origination activities.

Home Equity Lines of Credit

     The Bank offers home equity lines of credit through both its retail network and its wholesale mortgage broker network. These lines can be drawn at the discretion of the borrower. Approximately 65% of the home equity lines, after giving effects to the outstanding loan balance of any existing mortgage loan, do not exceed 80% of the appraised value of the underlying real estate collateral. The remaining 35% of the home equity lines exceed 80% of the appraised value up to a maximum of 100% of the underlying real estate collateral. Both retail and wholesale loans are underwritten by the Bank. At December 31, 1998, home equity lines of credit comprised approximately 8% of the loan portfolio.

Consumer Loans

     The Bank's consumer loan portfolio consists of both collateralized and unsecured loans to individuals for various personal reasons, including automobile purchases, credit cards and home improvement loans. At December 31, 1998, consumer loans comprised approximately 4% of the loan portfolio.

LOAN APPROVAL PROCEDURES AND AUTHORITY

     The Bank's Loan Policy is established by the Board of Directors based upon the recommendations of the Bank's Chief Credit Officer and the Credit Policy Committee. The Loan Policy of the Bank is reviewed and reaffirmed by the Board of Directors on an annual basis. The Bank's lending guidelines for its various product lines are approved by the Credit Policy Committee and reviewed annually by that Committee as well as the Directors' Loan Committee. These guidelines and policies set forth the underwriting criteria for the various types of loans originated by the Bank based upon the risks attendant to each type of loan, the borrowers of

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

such loans and the types of collateral. The Credit Policy Committee also determines the adequacy of the Bank's allowance for loan losses.

     The Board of Directors has granted designated individuals $1.0 million loan authority. Credit exposures in excess of $1.0 million, but less than $3.0 million require concurrence approval of both the Lending Division Manager and the Credit Policy Division. The Bank's Loan Committee, in addition to the Lending Division Manager and the Credit Policy Division, must approve all loans and commitments when the aggregate credit exposure is $3.0 million or more. All loans or commitments in excess of $500,000 when the aggregate credit exposure is $5.0 million or more are presented for review on a monthly basis to the Credit Policy Committee and the Directors' Loan Committee (which includes members of the Bank's Board of Directors). Subject to these requirements, each loan officer has authority to approve loans that comply with the Bank's commercial lending guidelines and loan policies of up to a specified amount which is determined based upon such person's experience and position with the Bank. Any exception to the Bank's commercial lending guidelines and loan policies, if any, must be approved by a higher authority, such as the Loan Committee or Credit Policy Committee.

INVESTMENT PORTFOLIO

     The Company's investment portfolio is used primarily to provide a source of earnings and secondarily for liquidity management purposes. In addition, the investment portfolio may be used to effect asset and liability management objectives. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments, mortgage-backed securities, collateralized mortgage obligations and investment grade obligations of state and political subdivisions. Virtually all of the securities in the Bank's portfolio at December 31, 1998 were rated investment grade by a nationally recognized rating organization. The Bank uses various interest rate contracts (floors and swaps) to manage interest rate and market risk. At December 31, 1998 the Bank is a party to an interest rate floor contract with a notional amount of $50 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Investment Securities and -- Market Risk."

DEPOSITS

     Each of the Bank branches offers the customary range of depository products provided by commercial banks, including checking, savings and money market accounts, and certificates of deposit. Deposits at each Bank are insured by the Federal Deposit Insurance Corporation up to statutory limits. The Bank also gathers deposits through brokerage relationships and a nationwide electronic certificate of deposit rate posting service provided by a third party vendor. Retail investment securities activities on behalf of the Bank's customers are completed through a third party agreement with a registered broker/dealer. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits."

TRUST DEPARTMENT

     The Bank's Trust department provides a wide array of trust services for corporations and individuals. The Bank's trust business mix consists of approximately 19% employee benefits, 33% exchange/land trusts, 25% personal trusts, and 23% corporate trusts. The Trust department provides trust products and services to the Bank's commercial, municipal and consumer customer base.

MORTGAGE BANKING OPERATIONS

     The Bank originates residential mortgage and home equity loans from approved mortgage brokers and other financial intermediaries as well as employee loan originators who are compensated on a full commission basis. The majority of the first mortgage loans originated are conforming loans that are generally sold into the secondary market. The home equity loans are retained for the Bank's portfolio. Currently, approximately 60%

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

of originations are through the employee loan originators and 40% are through mortgage brokers. All loans are underwritten by a central underwriting function independent from the origination areas.

     From the time a formal commitment is extended to the borrower until the sale of the resulting mortgage loan to the secondary mortgage market investor, the Bank is exposed to changes in interest rates which impact the market values of these loans. The primary method used to manage this risk is forward sale of the mortgages. Mortgage loans held for sale are valued at the lower of cost or fair value. Fair value is the commitment price for loans sold forward and market prices for loans with no sale commitments.

     The Bank's mortgage banking operations have been identified as a segment for financial reporting purposes although the revenue, profit and assets of the operations comprise less than 10% of the total for the Company. See footnote 26 to the financial statements for segment reporting financial information.

COMPETITION

     The banking business is highly competitive. The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The Bank's principal competitors include other commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. In recent years, several major multi-bank holding companies have entered the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Bank and have access to greater capital and other resources. As a result of these and other factors, future growth opportunities for the Bank may be limited. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks and state regulations governing state chartered banks. As a result, these non-bank competitors may have advantages over the Bank in providing certain services.

THE MORTGAGE COMPANY

     The Mortgage Company was in the business of originating loans in the subprime mortgage market and reselling those loans to independent mortgage investors. The Mortgage Company began operations in the first quarter of 1996 and sold the majority of its operations on August 5, 1997. The Mortgage Company's operations were in the southeastern United States with its principal office in Altamonte Springs, Florida. Under the terms of the sale, the purchaser acquired substantially all of the Mortgage Company's outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the Mortgage Company employees. The Mortgage Company has not originated any loans since the sale of its Florida operations. The Mortgage Company currently has no employees. Its assets at December 31, 1998 consist of $251,000 of loans, net of an allowance for loan losses, which are serviced by the Bank.

CTRE, INC.

     On March 19, 1998, the Company sold CTRE, Inc. CTRE, Inc. was a subsidiary of the Bank within which the Company conducted reverse exchange transactions executed in connection with its real estate trust services business. CTRE, Inc. acted as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions were funded entirely with nonrecourse borrowings. During the holding period the customers leased the assets at rentals approximating the debt service payments on the borrowings. The assets were not used in the operations of the Company. All assets and borrowings of the subsidiary were sold with the subsidiary on March 19, 1998.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

EMPLOYEES

     At December 31, 1998, the Bank and the Parent Company had a total of approximately 652 full-time equivalent employees. None of the employees of the Company or the Bank are subject to a collective bargaining agreement. The Company and the Bank consider their relationships with employees to be good.

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

     The statutory requirements applicable to, and regulatory supervision of, bank holding companies and banks have increased significantly and have undergone substantial change in recent years. These changes are embodied in, among others, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), the Economic Growth and Paperwork Reduction Act of 1996 ("EGPWRA") and the regulations promulgated thereunder.

     Additional legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of the Company and its subsidiaries.

     On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 ("DIFA") to require all federally-insured depository institutions to contribute towards the cost of interest due on bonds issued between 1987 and 1989 to resolve failed savings and loan associations. To cover the annual Financial Corporation ("FICO") assessment for the period from January 1, 1997 until December 31, 1999, banks, including the Bank, pay annually on their Bank Insurance Fund ("BIF") deposit base 1.29 basis points, according to revised Banking Committee estimates. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the FICO assessment on a pro rata basis (estimated to run 2.43 basis points on each institution's insured deposit base). Legislation is being considered to extend the differential between the FICO rates paid by BIF members and the FICO rates paid by SAIF members. There is no certainty such legislation will be enacted into law. Recently enacted legislation allows well-capitalized bank holding companies to engage in certain activities without the advance approval of the FRB. Well-capitalized bank holding companies are required merely to notify the FRB within 10 business days of engaging in such activity. Congress is considering legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been considered in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of the Company or the Bank.

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

     Acquisition of Banks and Bank Holding Companies

     The BHCA generally prohibits a bank holding company from (1) acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (2) acquiring control of a bank or another bank holding company, (3) acquiring all or substantially all of the assets of a bank, or (4) merging or consolidating with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition, managerial resources and future prospects of the combining and resulting institutions, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act ("CRA") and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws. In addition, both the federal Change In Bank Control Act and the Illinois Banking Act ("IBA") impose limitations on the ability of one or more individuals or other entities to acquire control of the Company or the Bank.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

Interstate Banking and Branching

     Beginning June 1, 1997, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Under Illinois law, after May 31, 1997, an Illinois chartered bank, such as the Bank, may establish and maintain branches in another state that may conduct any activity in the state that is authorized or permitted for any bank that has a banking charter issued by that state, subject to the same limitations and restrictions that are applicable to banks charted by the state. In addition, an out-of-state bank which is the resulting bank in a merger with an Illinois chartered bank may, after the merger, establish or maintain a branch or branches in Illinois at the locations where the in-state bank had its main office and branches in Illinois to the same extent as an in-state bank.

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

     In evaluating such applications, the FRB will consider, among other relevant factors, whether permitting the bank holding company to engage in the activity in question can reasonably be expected to produce benefits to the public (such as increased convenience, competition or efficiency) that outweigh any possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or safety and soundness concerns).

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Capital Requirements

     The FRB has adopted minimum risk-based capital standards for bank holding companies. The FRB requires bank holding companies to maintain certain minimum ratios of risk-weighted capital to total risk-adjusted assets. Risk-adjusted assets include a "credit equivalent amount" of off-balance sheet items, determined in accordance with conversion factors set forth in the FRB's regulations. The conversion factors used to calculate the credit equivalent amounts recognize certain derivative contracts and transactions subject to qualifying bilateral netting arrangements. Each asset and off-balance sheet item, after certain adjustments, is assigned to one of four risk-weighing categories, 0%, 20%, 50% or 100%, and the risk-adjusted values then are added together to determine the total amount of risk-weighted assets.

     A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets, at least one-half of which must be Tier 1 capital. Tier 1 capital consists of common stockholders' equity; qualifying noncumulative perpetual preferred stock; qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital); and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill and certain other intangible assets. It is intended that the Company's Preferred Stock will be considered Tier 1 capital for the purposes of those regulations.

     Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists, subject to certain limitations, of allowances for loan and lease losses (up to 1.25% of total weighted risk assets); perpetual preferred stock (to the extent not included in Tier 1 capital); hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock. In determining total capital, a bank holding company must deduct its investments in unconsolidated banking and finance subsidiaries and, as determined by the FRB on a case by case basis, other designated subsidiaries or associated companies; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined by the FRB on a case-by-case basis. The FRB has adopted certain adjustments to risk-based capital ratio calculations for banks with significant exposure to market risk (defined as the risk of loss resulting from movements in market prices).

     The FRB also has established a minimum leveraged ratio requirement for bank holding companies. The minimum leverage ratio, which is defined as Tier 1 capital divided by average quarterly assets (net of allowance for losses and goodwill), is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. The 3% ratio also applies to institutions that comply with the market risk capital rule. Banking organizations, however, generally are expected to operate well above these minimum risk-based ratios and are expected to have ratios of at least 100 to 200 basis points above the stated minimum, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

     As of December 31, 1998, the Company's consolidated regulatory ratios were: total risk-based capital ratio of 9.02%; a Tier 1 risk-based capital ratio of 7.76% ; and a leverage ratio of 6.17%.

     The failure of a bank holding company to meet its risk-based capital standards may result in supervisory action, as well as an inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance. Under the IBHCA, no bank holding company may acquire control of a bank if, at the time it applies for approval or at the time the transaction is consummated, its ratio of total capital to total assets as determined in accordance with then applicable FRB regulations, is or will be less than 7%.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

Dividends

     The FRB has indicated that banking organizations should generally pay cash dividends out of current operating earnings and the current rate of earnings retention should be consistent with the organization's capital needs, asset quality and overall financial condition. A banking organization experiencing earnings weaknesses should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health or undermine its ability to serve as a source of strength to its subsidiary bank, such as by borrowing. The FRB may, and in certain circumstances must, prohibit a bank holding company from making any capital distributions without prior FRB approval if the subsidiary institution is undercapitalized. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity." The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers or acquisitions.

REGULATION OF BANKS

     The Bank is a banking corporation organized under the IBA. As such, it is subject to regulation, supervision and examination by the IOBRE. The Bank is a member of the Federal Reserve System and, therefore, subject to regulation, supervision and examination by the FRB. The Bank is a member of the FDIC's Bank Insurance Fund (the "BIF") and the deposit accounts of the Bank are insured up to applicable limits by the FDIC. Thus, the Bank is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements.

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

Deposit Insurance

     As a BIF-insured institution, the Bank is required to pay deposit premiums to the FDIC which are deposited into the BIF. The FDIC has implemented a risk-based deposit insurance assessment system under

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

which each insured depository institution is assigned to one of nine categories based upon its level of capital and an evaluation of other supervisory factors and assessed insurance premiums accordingly. These premiums rates for the semiannual period beginning January 1, 1999 range from 0.0% of deposits included in an institution's "assessment base" for the highest rated institutions to 0.27% of such deposits for the lowest rated institutions. Risk classification of an insured institution is made by the FDIC for each semiannual assessment period. Rates may be increased in the future if the designated reserve ratio for BIF falls below 1.25%, or are otherwise modified by the FDIC or the Congress. The FDIC is also considering additional changes in the assessment rate matrix to reflect a greater range of risks facing insured depository institutions.

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

Depositor Preference

     Federal law establishes a nationwide depositor preference rule in the event of a bank failure. Under these laws, all deposits and certain other claims against a bank, including claims made by the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank would be entitled to any payment in the event of an insolvency or liquidation of the bank.

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

     FDICIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers under this provision depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 4% or greater, (iii) has a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth) and (iv) does not meet the definition of a well capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or
(iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The appropriate federal banking regulator may downgrade a bank to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the bank is in an unsafe or

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

unsound condition or (ii) that the bank has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam.

     As of December 31, 1998, the Bank qualified as "well capitalized," with a total risk-based capital ratio of 10.67%; a Tier 1 risk-based capital ratio of 9.42% and a leverage ratio of 7.33%.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     The federal banking regulatory agencies will take into account the CRA ratings of combining organizations and their level of compliance with the Equal Credit Opportunity Act in connection with acquisitions involving a change in control of a financial institution and, if any of the combining institutions has a CRA rating of "needs improvement" or "unsatisfactory," the agency may deny the application or require corrective action as a condition of its approval. The Bank's previous CRA rating was "outstanding". The Bank is currently under review to assess its performance in meeting community needs.

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

Annual Audit, Reporting and Managerial Control Requirements

     Under FDICIA, the FDIC was required to promulgate regulations requiring FDIC-insured financial institutions over a certain size to have an annual independent audit of their financial statements in accordance with generally accepted auditing standards, to have an independent audit committee of outside directors, and to file with the FDIC and their respective primary federal regulators annual reports, attested to by their independent auditors, as to their internal control over financial reporting. The FDIC's regulations apply these requirements to insured depository institutions with total assets of $500 million or more. The requirements are satisfied by audit procedures adhered to by a parent entity such as the Company which is consolidated with the Bank for financial reporting purposes. Legislation has been considered and may be considered in the future that could result in substantial changes to the audit requirements. There is no certainty as to what, if any, effect such legislation may have on the Company or the Bank.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Brokered Deposits

     The FDIC's rule regarding the ability of depository institutions to accept brokered deposits, i.e. deposits obtained through a deposit broker provides that
(i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is subject to limitations on the rate of interest payable on brokered deposits, and (iii) a "well capitalized" institution may accept or renew brokered deposits without restriction. At December 31, 1998, the Bank had brokered deposits of $56.3 million and was considered "well capitalized".

Other FDICIA Rules

     The banking agencies have also adopted or proposed rules to implement provisions of FDICIA, the Community Development Act, the IBBEA and EGPWRA including: (i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk, transferring of assets without recourse and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules prohibiting, with certain exceptions, state member banks from making equity investments of types and amounts not permissible for national banks; and (v) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution.

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

Year 2000

     Financial institution regulators have increased their focus on Year 2000 century date change compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have said that Year 2000 testing and certification is a key safety and soundness issue, and, thus, an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, the imposition of civil money penalties, or the termination of deposit insurance.

ITEM 2.  PROPERTIES

     The principal offices of both the Company and the Bank are located in the Bank's main office building at 350 East Dundee Road, Wheeling, Illinois. The Bank's main office is leased by the Bank under a renegotiated lease which commenced on January 1, 1995 and expires on March 31, 2010, with options to extend until March 31, 2025.

     The Company owns seven of the buildings from which Bank branches are operated, Ashland, Skokie, Burbank, Yorktown, Broadview, Old Orchard and Western. The company leases the land under the buildings at Yorktown, Old Orchard and Western. The Company leases the buildings for its Cicero, Woodlawn, Jackson and West Washington branches, which in accordance with the current lease terms expire in or may be extended to January 2002, May 2013, February 2001 and December 2007, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. ("Reliance"). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to September 1998.

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

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recision of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action in Texas that is described below.

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is pending in the

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. Motions to consolidate the two adversary proceedings and to have the adversary cases heard by the District Court, as opposed to the Bankruptcy Court, are pending.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On March 3, 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company has and will incur significant costs with respect to such lawsuits.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public market for the Company's common stock.

     As of March 17, 1999, the approximate number of stockholders of record of the common stock was 76, based upon securities position listings furnished to the Company by its transfer agent and registrar.

     The Company has paid regular cash dividends on the common stock since it commenced operations in the first quarter of 1997. The following table sets forth, for each quarter in 1998 and 1997, the dividends declared on the common stock:

                                                   1998             1997
                                               DIVIDENDS PER    DIVIDENDS PER
                                               COMMON SHARE     COMMON SHARE
                                               -------------    -------------
First Quarter................................      $0.09            $0.09
Second Quarter...............................       0.09             0.09
Third Quarter................................       0.09             0.09
Fourth Quarter...............................       0.09             0.09

     The holders of the common stock are entitled to receive such dividends as are declared by the Board of Directors of the Company, which considers payment of dividends quarterly. The common stock dividends are subject to the rights of holders of preferred stock. It is the intention of the Company to continue to pay cash dividends on the common stock. There is no assurance that dividends will be paid by the Company or that dividends will not be reduced or eliminated in the future. In determining the timing and amount of dividends the Board of Directors considers the earnings, capital requirements and debt of the Company, the Bank and Mortgage Company as well as general economic conditions and other relevant factors. The Bank's ability to pay dividends is subject to regulatory restrictions. See Item 1. Business -- "Supervision and Regulation."

     On December 7, 1998, a motion was filed for a preliminary injunction which seeks to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. In March 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction. See Item 3. -- "Legal Proceedings."

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below under the caption "Income Statement Data" and "Balance Sheet Data" for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 and as of December 31, 1998 and 1997 are derived from the audited financial statements of the Company. The selected data for the years ended, and as of, December 31, 1996, 1995 and 1994 are derived from the historical audited financial statements of the Bank on a stand-alone basis. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Basis of Presentation". This data should be read in conjunction with the financial statements, the notes thereto and other financial information included elsewhere in this Form 10-K.

                                                    SUCCESSOR BASIS--
                                               TAYLOR CAPITAL GROUP, INC.--
                                                       CONSOLIDATED
                                              ------------------------------
                                               FOR THE     FOR THE PERIOD OF   PREDECESSOR BASIS--COLE TAYLOR BANK
                                              YEAR ENDED     FEB. 12, 1997     ------------------------------------
                                               DEC. 31,       TO DEC. 31,        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------   -----------------   ------------------------------------
                                                 1998            1997             1996         1995         1994
                                              ----------   -----------------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA: (1)
  Gross interest income...................... $  136,145      $  122,614       $  138,897   $  133,684   $  116,267
  Gross interest expense.....................     65,409          60,458           66,377       64,366       44,118
                                              ----------      ----------       ----------   ----------   ----------
    Net interest income......................     70,736          62,156           72,520       69,318       72,149
  Provision for loan losses..................      5,135           4,061            3,307        4,056        7,374
  Noninterest income.........................     20,621          17,873           15,824       14,227       12,887
  Noninterest expense........................     70,428          59,534           55,373       53,549       55,248
  Income taxes...............................      6,353           6,321            9,971        7,774        6,512
                                              ----------      ----------       ----------   ----------   ----------
    Net income............................... $    9,441      $   10,113       $   19,693   $   18,166   $   15,902
                                              ==========      ==========       ==========   ==========   ==========
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets............................... $1,910,330      $1,855,711       $1,812,505   $1,774,032   $1,719,653
  Investments and federal funds sold.........    441,192         482,671          409,464      443,348      488,019
  Loans, gross...............................  1,335,981       1,204,437        1,224,994    1,211,622    1,130,177
  Allowance for loan losses..................     24,599          25,813           24,184       23,869       22,833
  Total deposits.............................  1,439,737       1,377,957        1,406,900    1,364,075    1,293,411
  Short-term borrowings......................    171,718         186,053          162,182      202,033      243,997
  Nonrecourse borrowings.....................         --          18,757               --           --           --
  Notes payable..............................    131,500         112,000           85,000       61,003       47,864
  Stockholders' equity.......................    145,133         141,070          141,635      132,741      118,997
EARNINGS PERFORMANCE DATA: (2)
  Return on average total assets.............       0.51%           0.61%            1.08%        1.05%        0.98%
  Return on average stockholders' equity.....       6.57            8.64            14.73        14.29        14.50
  Net interest margin (tax-equivalent).......       4.22            4.23             4.35         4.38         4.88
  Ratio of earnings to fixed charges:
    Including interest on deposits...........       1.22x           1.25x            1.44x        1.40x        1.50x
    Excluding interest on deposits...........       1.65            1.78             3.12         2.42         2.84
BALANCE SHEET AND OTHER KEY RATIOS:
  Nonperforming assets to total assets.......       0.90%           0.81%            0.82%        1.08%        1.03%
  Nonperforming assets to total loans plus
    repossessed property.....................       1.29            1.25             1.21         1.57         1.56
  Net loan charge-offs to average total loans
    (2)......................................       0.50            0.27             0.24         0.26         0.41
  Allowance for loan losses to total loans...       1.84            2.14             1.97         1.97         2.02
  Allowance for loan losses to nonperforming
    loans....................................     175.92          189.34           176.29       174.76       157.61
  Average stockholders' equity to average
    total assets.............................       7.69            7.10             7.36         7.34         6.75

---------------
(1) Neither the Company's nor the Bank's common stock is or was publicly traded , therefore, the per share disclosure for earnings and dividends is not presented.

(2) Earnings performance data and net loan charge-offs to average total loans are annualized for 1997.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Taylor Capital Group, Inc. as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 and of Cole Taylor Bank on a stand-alone basis for the period of January 1, 1997 to February 11, 1997 and as of and for the year ended December 31, 1996. This discussion should be read in conjunction with the "Selected Financial Data," the Company's Financial Statements and the Notes thereto and other financial data appearing elsewhere in this Form 10-K.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. (the "Mortgage Company") and CTRE, Inc. The Company is a bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company on February 12, 1997 in the Split-Off Transactions (as defined below) which were accounted for by the purchase method of accounting.

     Management's discussion and analysis compares the results of operations and financial condition of the Company with the results of operations and financial condition of the Bank on a stand alone predecessor basis for prior periods. As a result of the Split-Off Transactions, the consolidated financial information of the Company for the year ended December 31, 1998 and for the period February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the Bank for the periods prior to the Split-Off Transactions and, therefore, is not comparable. While financial information related to the Bank for the period January 1, 1997 through February 11, 1997 is included in this management discussion and analysis, the performance for the period is not analyzed because the period is not sufficient in length to discuss its performance in a meaningful manner.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, including the statements under "-- Financial Condition -- Market Risk," are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipates," "believes," "estimates," "expects," "contemplates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company cautions readers of this Annual Report on Form 10-K that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the Year 2000 on the Company's computer systems and the computer systems of its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations, potential liabilities, or restrictions arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described elsewhere in this Form 10-K. The Company does not undertake any obligation to update or revise any forward looking statements to reflect new events or circumstances or for any other reason.

OVERVIEW

     The Company's 1998 financial results reflected a decline in profitability in comparison to the financial results for the period of February 12, 1997 to December 31, 1997. Major factors contributing to this decline include the increase in the provision for loan losses to $5.1 million in 1998 from $4.1 million in 1997 and the increase in noninterest expenses to $70.4 in 1998 from $59.5 million in 1997. These factors were partially offset by the 1998 reporting period having 42 more days than the 1997 reporting period.

     The 1997 financial results of the consolidated Company in comparison to the Bank on a stand-alone predecessor basis present reduced profitability. The primary reasons for the decline in consolidated profitability include: (1) the application of purchase accounting at the time of the Split-Off which resulted in the recording of $38.3 million of goodwill, and the related goodwill amortization expense, (2) the inclusion of approximately $27 million in acquisition debt and the related interest expense and (3) the addition of salary and operating expenses of the Parent and Mortgage Companies. Additionally, the 1997 consolidated financial results of the Company on a successor basis, which commenced operations on February 12, 1997, include less than a full year's operations.

     For the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997, the consolidated Company's net income was $9.4 million and $10.1 million, respectively. Return on average assets decreased to 0.51% during 1998 as compared to annualized return on average assets of 0.61% for the period February 12, 1997 to December 31, 1997. Return on average equity declined to 6.57% during 1998 versus annualized return on average equity of 8.64% for the period February 12, 1997 to December 31, 1997. Total assets of the Company were $1.91 billion and $1.86 billion at December 31, 1998 and 1997, respectively. Loans grew to $1.34 billion in 1998 from $1.20 billion in 1997. Total deposits were $1.44 billion and $1.38 billion at December 31, 1998 and 1997, respectively and stockholders' equity increased to $145.1 million at December 31, 1998 as compared to $141.1 million at December 31, 1997.

     The Bank's 1996 net income totaled $19.7 million. Return on average assets and return on average equity totaled 1.08% and 14.73%, respectively. Total assets of the Bank were $1.81 billion as of December 31, 1996. Loans and deposits totaled $1.22 billion and $1.41 billion, respectively, at December 31, 1996. Stockholder's equity was $141.6 million at December 31, 1996.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, the difference between total interest income earned on earning assets and total

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

     Consolidated net interest income (with an adjustment for tax-exempt income) was $73.1 million in 1998, an increase of 13.8% from $64.2 million in 1997. The higher net interest income during 1998 was primarily due to the reporting period consisting of 42 more days than the 1997 reporting period. Net interest income (with an adjustment for tax-exempt income) for 1996 for the Bank on the predecessor basis was $74.9 million. The lower net interest income reported in 1997 on the successor basis was principally due to the consolidated reporting period for 1997 consisting of 42 fewer days of interest earned than the Bank's 1996 predecessor basis period, as well as the addition of the obligations under the Parent Company's term loan and revolving credit facility.

     Net interest margin, which is determined by dividing taxable-equivalent net interest income by average interest-earning assets, decreased to 4.22% in 1998 from 4.23% (on an annualized basis) in 1997 for the consolidated Company. The decline in net interest margin was primarily a result of reduced yields on sequential- paying collateralized mortgage obligations, as described below, and commercial loans, partially offset by a decline in the cost of interest-bearing liabilities.

     The yield on earning assets declined to 7.99% from 8.21% for the year ended December 31, 1998, as compared to the period of February 12, 1997 to December 31, 1997. In late 1997 and early 1998, the Bank purchased approximately $92 million of sequential-paying collateralized mortgage obligations at a premium of $7.5 million. The decline in mortgage interest rates and higher refinancing activity experienced during 1998 required that the Bank amortize the purchase premium at a rate faster than originally expected. Accordingly, during 1998, impairment charges of $667,000 were recognized. In addition, adjustments of approximately $1,433,000 were recorded to reduce the yields of the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. At December 31, 1998, after the impairment charges, adjustments and paydowns, these securities totaled $56 million, with $3.0 million of premium remaining and an expected yield of 0.9%. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank utilizes actual prepayment rates and broker estimates of expected future prepayments, as well as current and forward interest rates, in estimating future prepayment rates. If actual or future estimated prepayment rates exceed those currently estimated, further impairment charges and yield adjustments would occur. The decreased yield on commercial loans reflected the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998 as well as increased competitive pressure on loan pricing. The yield on real estate mortgages decreased as mortgage prepayments increased and new mortgage production rates were lower due to the lower interest rate environment.

     The cost of interest-bearing liabilities declined to 4.70% in 1998 from 4.88% for the period of February 12, 1997 to December 31, 1997 primarily as a result of a lowering of the rate paid on interest-bearing deposits and the repositioning of a portion of the Federal Home Loan Bank ("FHLB") short-term borrowings to FHLB long-term callable notes.

     Average earning assets for the year ended December 31, 1998 increased $15.5 million, or 0.9% when compared to the 1997 reporting period.

     The net interest margin on a consolidated successor basis, for the period February 12, 1997 to December 31, 1997, of 4.23% was lower than the 4.35% margin of the predecessor Bank on a stand-alone basis because of the addition of the Parent Company's term loan and revolving credit facility, the effect of purchase

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

accounting on the yield on investment securities, decreased loan fees and the recording of approximately $38.3 million of goodwill, which resulted in the Company's consolidated nonearning assets increasing as a percentage of total assets. The change in loan mix that resulted from the disposition of the indirect automobile loan portfolio in connection with the Split-Off Transactions increased the total loan portfolio yield. However, the total earning asset yield was unchanged as the lower yielding investment securities portfolio constituted a greater proportion of the Company's earning assets than in prior years. While funding costs at the Bank remained relatively unchanged in 1997, the addition of the higher cost Parent and Mortgage Company debt resulted in higher consolidated costs than that reported by the predecessor Bank in 1996.

     The following table sets forth certain information relating to the consolidated Company's and the predecessor Bank's average balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% rate.

     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED         PREDECESSOR BASIS --
                               ---------------------------------------------------------------          COLE TAYLOR BANK
                                                                      FOR THE PERIOD OF          ------------------------------
                                     FOR THE YEAR ENDED                 FEB. 12, 1997                  FOR THE YEAR ENDED
                                     DECEMBER 31, 1998               TO DECEMBER 31, 1997              DECEMBER 31, 1996
                               ------------------------------   ------------------------------   ------------------------------
                                                       YIELD/                           YIELD/                           YIELD/
                                AVERAGE                 RATE     AVERAGE                 RATE     AVERAGE                 RATE
                                BALANCE     INTEREST    (%)      BALANCE     INTEREST   (%)(3)    BALANCE     INTEREST    (%)
                               ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities(1):
  Taxable....................  $  392,993   $ 21,702    5.52%   $  412,304   $ 23,086    6.33%   $  367,546   $ 22,987    6.25%
  Tax-exempt (tax
    equivalent)(5)...........      68,824      5,389    7.83        62,709      4,343    7.89        64,825      5,906    9.11
                               ----------   --------            ----------   --------            ----------   --------
      Total investment
        securities...........     461,817     27,091    5.87       475,013     27,429    6.53       432,371     28,893    6.68
                               ----------   --------            ----------   --------            ----------   --------
Cash Equivalents.............      11,104        597    5.30        31,422      1,544    5.48        28,233      1,489    5.20
                               ----------   --------            ----------   --------            ----------   --------
Loans(2):
  Commercial and
    industrial...............     904,745     81,019    8.83       854,286     68,974    9.00       809,415     73,473    9.08
  Real estate mortgages......     196,777     14,295    7.26       206,468     13,458    7.43       216,096     15,787    7.31
  Consumer and other.........     159,011     13,970    8.79       150,805     11,915    8.93       236,570     19,869    8.40
  Fees on loans..............                  1,526                            1,339                            1,815
                               ----------   --------            ----------   --------            ----------   --------
    Net loans (tax
      equivalent)............   1,260,533    110,810    8.79     1,211,559     95,686    8.92     1,262,081    110,944    8.79
                               ----------   --------            ----------   --------            ----------   --------
      Total earning assets...   1,733,454    138,498    7.99     1,717,994    124,659    8.21     1,722,685    141,326    8.20
                               ----------   --------            ----------   --------            ----------   --------
Allowance for loan losses....     (25,092)                         (25,114)                         (24,827)
NONEARNING ASSETS:
  Cash and due from banks....      66,791                           74,823                           69,485
  Accrued interest and other
    assets...................      94,311                          107,664                           49,786
                               ----------                       ----------                       ----------
TOTAL ASSETS.................  $1,869,464                       $1,875,367                       $1,817,129
                               ==========                       ==========                       ==========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED         PREDECESSOR BASIS --
                               ---------------------------------------------------------------          COLE TAYLOR BANK
                                                                      FOR THE PERIOD OF          ------------------------------
                                     FOR THE YEAR ENDED                 FEB. 12, 1997                  FOR THE YEAR ENDED
                                     DECEMBER 31, 1998               TO DECEMBER 31, 1997              DECEMBER 31, 1996
                               ------------------------------   ------------------------------   ------------------------------
                                                       YIELD/                           YIELD/                           YIELD/
                                AVERAGE                 RATE     AVERAGE                 RATE     AVERAGE                 RATE
                                BALANCE     INTEREST    (%)      BALANCE     INTEREST   (%)(3)    BALANCE     INTEREST    (%)
                               ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits...............  $  347,544     11,983    3.45    $  329,199     10,374    3.56    $  338,508     12,062    3.56
    Savings deposits.........     111,908      2,516    2.25       116,472      2,630    2.55       121,497      3,113    2.56
    Time deposits............     607,821     33,557    5.52       650,165     32,271    5.61       687,553     38,343    5.58
                               ----------   --------            ----------   --------            ----------   --------
      Total interest-bearing
        deposits.............   1,067,273     48,056    4.50     1,095,836     45,275    4.67     1,147,558     53,518    4.66
                               ----------   --------            ----------   --------            ----------   --------
Short-term borrowings........     197,846      9,969    5.04       194,270      8,870    5.16       160,338      8,719    5.44
Notes payable................     127,364      7,384    5.72       108,881      6,313    6.46        70,184      4,140    5.82
                               ----------   --------            ----------   --------            ----------   --------
      Total interest-bearing
        liabilities..........   1,392,483     65,409    4.70     1,398,987     60,458    4.88     1,378,080     66,377    4.82
                               ----------   --------            ----------   --------            ----------   --------
NONINTEREST-BEARING
  LIABILITIES:
  Noninterest-bearing
    deposits.................     310,512                          301,941                          289,389
  Nonrecourse borrowings
    (4)......................       4,019                           18,757                               --
  Accrued interest and other
    liabilities..............      18,671                           23,348                           15,991
                               ----------                       ----------                       ----------
      Total
        noninterest-bearing
        liabilities..........     333,202                          344,046                          305,380
                               ----------                       ----------                       ----------
STOCKHOLDERS' EQUITY.........     143,779                          132,334                          133,669
                               ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.......  $1,869,464                       $1,875,367                       $1,817,129
                               ==========                       ==========                       ==========
Net interest income (tax
  equivalent)................               $ 73,089                         $ 64,201                         $ 74,949
                                            ========                         ========                         ========
Net interest spread..........                           3.29%                            3.33%                            3.38%
Net interest margin..........                           4.22%                            4.23%                            4.35%
                                                        ====                             ====                             ====

---------------
(1) Investment securities average balances are based on amortized cost.
(2) Nonaccrual loans are included in the above stated average balances.
(3) Yields / rates are annualized.
(4) Interest expense on nonrecourse borrowings is presented net on the income statement with trust fees.
(5) Calculations are computed on a taxable-equivalent basis using a tax rate of 35%

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table allocates the changes in net interest income to changes in reporting periods, average balances or average rates for earning assets and interest-bearing liabilities. The change in net interest income due to both volume and rates has been allocated proportionately. The successor basis changes in net interest income for the 1998 and 1997 reporting periods include a reporting period variance, described as a change due to days, which reflects the impact of the 42 day shorter reporting period in 1997. Interest income is measured on a tax-equivalent basis using a 35% rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                                SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP,
                                       SUCCESSOR BASIS -- TAYLOR CAPITAL       INC. -- CONSOLIDATED -- FOR THE PERIOD OF
                                    GROUP, INC. -- CONSOLIDATED -- FOR THE       FEBRUARY 12, 1997 TO DECEMBER 31, 1997
                                         YEAR ENDED DECEMBER 31, 1998             COMPARED TO THE PREDECESSOR BASIS --
                                    COMPARED TO THE PERIOD OF FEBRUARY 12,       COLE TAYLOR BANK -- FOR THE YEAR ENDED
                                           1997 TO DECEMBER 31, 1997                       DECEMBER 31, 1996
                                   -----------------------------------------   ------------------------------------------
                                           CHANGES DUE TO                              CHANGE DUE TO
                                   ------------------------------              ------------------------------
                                    VOLUME      DAYS       RATE       NET       VOLUME      DAYS       RATE        NET
                                   --------   --------   --------   --------   --------   ---------   -------   ---------
INTEREST EARNED ON:
  Investment securities:
    Taxable......................  $(1,180)   $ 3,002    $(3,206)   $(1,384)   $ 2,829    $ (3,002)   $  272    $     99
    Tax-exempt...................      479        565          2      1,046       (188)       (565)     (810)     (1,563)
  Cash equivalents...............   (1,094)       201        (54)      (947)       174        (201)       82          55
  Loans..........................    4,323     12,442     (1,641)    15,124     (4,490)    (12,442)    1,674     (15,258)
                                   -------    -------    -------    -------    -------    --------    ------    --------
Total interest earned............    2,528     16,210     (4,899)    13,839     (1,675)    (16,210)    1,218     (16,667)
                                   -------    -------    -------    -------    -------    --------    ------    --------
INTEREST PAID ON:
  Interest-bearing demand
    deposits.....................      640      1,349       (380)     1,609       (331)     (1,349)       (8)     (1,688)
  Savings deposits...............     (113)       342       (343)      (114)      (128)       (342)      (13)       (483)
  Time deposits..................   (2,345)     4,196       (565)     1,286     (2,096)     (4,196)      220      (6,072)
  Short-term borrowings..........      183      1,153       (237)     1,099      1,769      (1,153)     (465)        151
  Notes payable..................    1,128        821       (878)     1,071      2,493        (821)      501       2,173
                                   -------    -------    -------    -------    -------    --------    ------    --------
Total interest paid..............     (507)     7,861     (2,403)     4,951      1,707      (7,861)      235      (5,919)
                                   -------    -------    -------    -------    -------    --------    ------    --------
Net interest income..............  $ 3,035    $ 8,349    $(2,496)   $ 8,888    $(3,382)   $ (8,349)   $  983    $(10,748)
                                   =======    =======    =======    =======    =======    ========    ======    ========

Provision for Loan Losses

     Management determines a provision for loan losses which it considers sufficient to maintain an adequate level of allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective. Ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected through the provision for loan losses in the appropriate period.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The consolidated Company's provision for loan losses, on the successor basis, for 1998 and the shorter 1997 reporting period, was $5.1 million and $4.1 million, respectively. The $1.0 million increase in the provision for loan losses in 1998 over the shorter 1997 reporting period was a result of increased net charge-off activity experienced during 1998. Net charge-offs were $6.3 million during 1998 as compared to $2.9 million for the period February 12, 1997 to December 31, 1997. The increase in charge-offs during 1998 was primarily the result of the resolution of four older problem loans within the Bank's commercial loan portfolio. Nonperforming loans totaled $14.0 million and $13.6 million, representing 1.05% and 1.13% of total loans at December 31, 1998 and 1997, respectively. If the commercial loan portfolio continues to grow and/or future net charge-offs do not decline, and/or nonperforming loans increase, the Company expects that the provision for loan losses would increase. As of December 31, 1998, management believes that the allowance for loan losses is adequate.

     The predecessor basis Bank's 1996 provision for loan losses was $3.3 million. The lower provision in 1996 resulted primarily from the sale of indirect auto loans by the Bank in December 1996, as the reserve for loan losses was adjusted to reflect the nonrecourse sale of those loans. Net charge-offs, through the allowance for loan losses, were $3.0 million for 1996. See "Financial Condition -- Allowance for Loan Losses."

Noninterest Income

     The following table shows noninterest income for the periods indicated:

                               NONINTEREST INCOME

                                                   SUCCESSOR BASIS --
                                                 TAYLOR CAPITAL GROUP,          PREDECESSOR BASIS --
                                                  INC. -- CONSOLIDATED            COLE TAYLOR BANK
                                               --------------------------    --------------------------
                                                               FOR THE         FOR THE
                                                FOR THE       PERIOD OF       PERIOD OF       FOR THE
                                               YEAR ENDED   FEB. 12, 1997    JAN. 1, 1997    YEAR ENDED
                                                DEC. 31,     TO DEC. 31,     TO FEB. 11,      DEC. 31,
                                               ----------   -------------    ------------    ----------
                                                  1998          1997             1997           1996
                                               ----------   -------------    ------------    ----------
                                                                    (IN THOUSANDS)
Deposit service charges.....................    $ 8,146        $ 7,500          $1,022        $ 7,934
Retail credit card service charges..........        501            472              60            446
Merchant credit card processing fees........        350            307              40            302
Trust fees..................................      3,971          3,331             359          3,635
Gain on sales of loans, net.................      3,621          2,598             169            983
Gain on sale of mortgage servicing rights...      1,462             --              --            451
Gain on sale of credit card loans...........        686             --              --             --
Mortgage loan servicing income (loss),
  net.......................................        (57)           341              57            492
ATM fees....................................        909            693              63            289
Other noninterest income....................      1,021          1,000             160          1,292
Gain on sale of merchant credit card
  program...................................         --          1,230              --             --
Investment securities gains.................         11            401              --             --
                                                -------        -------          ------        -------
     Total noninterest income...............    $20,621        $17,873          $1,930        $15,824
                                                =======        =======          ======        =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Total noninterest income for the consolidated Company was $20.6 million in 1998, an increase of $2.7 million or 15.4%, as compared to $17.9 million for the period of February 12, 1997 to December 31, 1997. Noninterest income for 1998, excluding the impact of investment securities gains, the gain on the sale of mortgage servicing rights and the gain on sale of credit card loans totaled $18.5 million compared to 1997 noninterest income of $16.2 million, excluding the impact of investment securities gains and the gain on the sale of the merchant credit card program. The increase in non-interest income in 1998 over 1997 was primarily due to the 1998 reporting period having 42 more days and increased gains on sales of mortgage loans. This increase was partially offset by reduced deposit service charges and increased impairment charges due to increased prepayment speeds on the Bank's mortgage servicing portfolio. The Bank's predecessor basis 1996 noninterest income was $15.8 million.

     Deposit service charges totaled $8.1 million and $7.5 million, respectively, for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997. The $0.6 million increase, or 8.6%, was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period. Absent the effect of the longer reporting period, commercial service charge income declined in 1998. The Bank's predecessor basis deposit service charges totaled $7.9 million in 1996. The lower deposit service charge income on the 1997 successor basis was primarily due to the Company's 1997 reporting period having 42 fewer days than the Bank's predecessor basis 1996 reporting period.

     Retail credit card service charges totaled $501,000 in 1998, a $29,000 or 6.1% increase, as compared to $472,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The slight increase in retail credit card service charges during 1998 was primarily due to 42 more days in the reporting period. During November 1998, the Bank sold the majority of its credit card loan portfolio which was classified as held for sale. The sale resulted in a gain of $686,000. The sale is expected to significantly reduce retail credit card service charges in future periods. The 1997 retail credit card service charges were higher than the $446,000 reported in the Bank's predecessor basis 1996 reporting period despite the 42 fewer days in the period. This increase was a result of growth within the credit card portfolio between 1996 and 1997.

     Merchant credit card processing fees totaled $350,000 in 1998, a $43,000 or 14.0% increase, as compared to $307,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The increase was primarily due to the 1998 reporting period having 42 more days. 1997 fees approximated the $302,000 reported by the Bank's predecessor basis 1996 reporting period, despite the 42 fewer days in the period and the sale of the majority of the merchant credit card deposit processing business in September 1997 to an unrelated third party. The sale resulted in a realized gain of $1.2 million. The sale is expected to significantly reduce merchant credit card processing fees in future periods.

     Trust fees for the consolidated Company were $4.0 million and $3.3 million, respectively, for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997. The increase in trust fees was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period. The Bank's predecessor basis trust fees in 1996 were $3.6 million. The lower trust fee income on the successor basis was primarily due to the Company's 1997 reporting period having 42 fewer days than the Bank's predecessor basis 1996 reporting period. Fee income generated from the reverse exchange program that was sold in 1998 was not significant in 1997. See "Financial Condition -- Nonearning Assets".

     Gain on sales of loans was $3.6 million and $2.6 million, respectively, for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997. The 1997 consolidated gain on sales of loans included $632,000 in gains attributable to the Mortgage Company, which was sold in August 1997. The increase in 1998 was primarily due to a 32% increase in the volume of mortgage

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

loans sold as a result of the lower interest rate environment and increased mortgage refinancing activity. The gain on sales of loans for the Bank's predecessor period was $983,000 in 1996. The increase from 1996 to 1997 was primarily due to a higher percentage of loans sold with servicing released.

     On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. The purchaser of the Mortgage Company's Florida assets acquired substantially all of the outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the Mortgage Company employees. The proceeds for the sale, net of related disposition expenses, the carrying value of the assets sold, payments for pipeline commitments that subsequently closed and the write-off of goodwill of $403,000 resulted in a loss of approximately $10,000. The Florida-based operations represented the majority of the Mortgage Company's operations. Since the sale, the Mortgage Company has not originated any loans. The Mortgage Company is not expected to generate any significant income in 1999.

     Mortgage loan servicing (loss) was ($57,000) in 1998, compared to income of $341,000 for the consolidated Company for the period of February 12, 1997 to December 31, 1997. The Bank has not purchased any mortgage servicing rights in 1998 or in prior years. All servicing rights were generated from loans originated by the Bank where the loans were subsequently sold. On January 30, 1998, the Bank sold the servicing rights for approximately $274 million of mortgage loans. The sale resulted in a gain of $1.5 million. As a result of the decreased servicing income resulting from the sale, and the $329,000 of impairment provisions taken on mortgage servicing rights during 1998, a mortgage loan servicing loss was recognized during 1998. No sales of servicing rights occurred in 1997, and 1996 reflects gains from sales of mortgage servicing rights totaling $451,000. Amortization of capitalized mortgage servicing rights decreased significantly during 1998 due to the mortgage servicing rights sale. The Bank's portfolio of mortgage loans serviced for others was $69 million, $311 million and $283 million at December 31, 1998, 1997 and 1996, respectively.

     ATM fee income was $909,000 and $693,000 for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997. The Bank's predecessor basis 1996 ATM fee income was $289,000. The consolidated Company's higher ATM fee income was due to the implementation of a surcharge fee in the 4th quarter of 1996 and an increase in the surcharge fee during the fourth quarter of 1998.

     Other noninterest income, which principally includes standby letters of credit fees, fees from financial services (i.e., the sale of certain insurance products and other financial services products), and safe deposit rental fees, totaled $1.0 million for the consolidated Company for both the 1998 and 1997 reporting periods. The Bank's predecessor basis other noninterest income for 1996 totaled $1.3 million. The lower other noninterest income on the successor basis was primarily the result of the consolidated Company's 1997 reporting period having 42 fewer days than the Bank's predecessor basis 1996 reporting period.

     Investment security gains for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 were $11,000 and $401,000, respectively. There were no investment security sales or gains in 1996 on the predecessor basis. The securities sales in 1997 were a result of a realignment of the Bank's available-for-sale mortgage-backed securities portfolio. This realignment was undertaken in response to changing market conditions and reflected management's actions to modify the Bank's interest rate risk profile.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Noninterest Expense

     The following table shows noninterest expense for the periods indicated:

                              NONINTEREST EXPENSE

                                                       SUCCESSOR BASIS --
                                                     TAYLOR CAPITAL GROUP,     PREDECESSOR BASIS --
                                                      INC. -- CONSOLIDATED       COLE TAYLOR BANK
                                                     ----------------------    ---------------------
                                                                   FOR THE      FOR THE
                                                                  PERIOD OF    PERIOD OF    FOR THE
                                                      FOR THE     FEB. 12,      JAN. 1,       YEAR
                                                     YEAR ENDED    1997 TO      1997 TO      ENDED
                                                      DEC. 31,    DEC. 31,     FEB. 11,     DEC. 31,
                                                     ----------   ---------    ---------    --------
                                                        1998        1997         1997         1996
                                                     ----------   ---------    ---------    --------
                                                                     (IN THOUSANDS)
Salaries and employee benefits....................    $37,303      $31,683      $3,645      $30,171
Occupancy of premises, net........................      7,158        5,298         656        5,198
Furniture and equipment...........................      3,413        3,262         322        3,017
Computer processing...............................      2,234        2,004         222        2,033
Legal fees........................................      4,364        2,227         194        1,473
Advertising and public relations..................      1,807        1,713         157        1,764
Goodwill and other intangible amortization........      2,448        2,253          20          199
Other real estate and repossessed asset expense...        522          551          31          695
Other noninterest expense.........................     11,179       10,543       1,219       10,823
                                                      -------      -------      ------      -------
  Total noninterest expense.......................    $70,428      $59,534      $6,466      $55,373
                                                      =======      =======      ======      =======
Efficiency ratio(1)...............................      77.10%       74.77%      61.60%       62.68%

---------------

(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income, less securities gains.

     Total noninterest expense for the consolidated Company in 1998 was $70.4 million, an increase of $10.9 million or 18.3%, as compared to $59.5 million for the period of February 12, 1997 to December 31, 1997. The increase in noninterest expense during 1998 versus 1997 was primarily due to increased salaries and benefit expenses, the operation of two new branches which significantly increased occupancy expenses, and increased litigation expenses associated with various legal actions against the Company. Total noninterest expense on the Bank's predecessor basis in 1996 was $55.4 million. The higher noninterest expense in 1997, despite the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's reporting period, was primarily due to the inclusion of the noninterest operating expenses of the Parent and Mortgage Companies which totaled $4.9 million and the amortization of the goodwill related to the Split-Off Transactions of $2.3 million.

     Salaries and employee benefits represent the largest category of noninterest expense. Salaries and employee benefits totaled $37.3 million, an increase of $5.6 million or 17.7%, as compared to the consolidated Company's period of February 12, 1997 to December 31, 1997, for which salaries and benefits totaled $31.7 million. The increase is due to the longer reporting period in 1998 and certain increased expenses. At December 31, 1998 the Company had a total of approximately 652 full-time equivalent (FTE) employees up from 617 in 1997 and 604 for the Bank in 1996. Annual merit increases and increased FTE headcount

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

contributed to increased salaries of $1.2 million during 1998. In addition, 1998 includes approximately $400,000 of additional health insurance cost due to increased claims experience and more employees. Increased funding requirements for the Company's 401(k) and ESOP plans were approximately $500,000 in 1998. Salaries and benefits for 1996 on the predecessor basis totaled $30.2 million. Included in the consolidated Company's salary and benefits expense for the 1997 reporting period was $2.8 million of expense relating to the Parent and Mortgage Companies, and $1.5 million of expense resulting from the establishment of new long-term incentive plans, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's 1996 reporting period.

     Occupancy expenses for the consolidated Company for the year ended December 31, 1998 totaled $7.2 million compared to $5.3 million for the period of February 12, 1997 to December 31, 1997. The rise in the consolidated Company's occupancy expenses during the 1998 reporting period was due to the addition of two new banking facilities. The Old Orchard branch opened in October 1997, and the West Washington Street branch in downtown Chicago opened in March 1998. The increased occupancy expenses related to the operation of these two branches totaled $987,000 during 1998. Occupancy expenses in 1996 for the predecessor Bank were $5.2 million. The consolidated Company's occupancy expense for the 1997 reporting period included expenses of $31,000 relating to the Mortgage and Parent Companies, $194,000 related to the Bank's Old Orchard branch and increased depreciation of purchase accounting adjustments resulting from the write-up of the premises to their fair value in connection with the Split-Off Transactions, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days.

     Furniture and equipment expenses for the consolidated Company remained relatively flat in 1998, totaling $3.4 million as compared to $3.3 million for the period of February 12, 1997 to December 31, 1997. The predecessor Bank's 1996 furniture and equipment expense totaled $3.0 million. The consolidated Company's higher expense in the 1997 reporting period was due to the inclusion of $43,000 of expense relating to the Mortgage and Parent Companies, increased depreciation of purchase accounting adjustments resulting from the write-up of the furniture and equipment to their fair value in connection with the Split-Off Transactions, partially offset by the consolidated Company's 1997 reporting period having 42 fewer days than the predecessor Bank's 1996 reporting period. During 1998 and the first quarter of 1999, the Bank made significant technology enhancements within the Bank's operations center and is replacing certain hardware and software applications with ones of greater functionality. Capital expenditures related to the replacement of hardware and software applications are expected to total approximately $2.5 million. These enhancements and replacements are expected to increase furniture and equipment expenses in future periods.

     Computer processing expense is comprised of payments to third party processors, primarily for the Company's "mission critical" data processing applications, including loans, deposits, general ledger and ATM operations. The expense for the consolidated Company for 1998 totaled $2.2 million versus $2.0 million for the period of February 12, 1997 to December 31, 1997. The 1998 increase was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period. The Bank's predecessor basis 1996 computer processing expense was $2.0 million. Increases in amounts paid to third party processors in 1997 were offset by the shorter 1997 reporting period.

     Legal fees for the consolidated Company for the year ended December 31, 1998 totaled $4.4 million compared to $2.2 million for the period of February 12, 1997 to December 31, 1997. Legal fees for 1998 increased significantly from 1997 despite $308,000 in reimbursements received in 1998 from the Bank's insurance carrier for certain 1997 Bank related legal defense costs. The legal costs relating to the bankruptcy of Reliance Acceptance Group, Inc. and the defense of the various lawsuits relating to the Split-Off Transactions totaled approximately $3.3 million and $674,000 during the 1998 and 1997 reporting periods.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Management expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been and will be submitted to insurance carriers for reimbursement. Management, however, cannot predict to what extent such costs will be reimbursed or when such reimbursement will occur. See "-- Litigation" below. The predecessor Bank's 1996 legal fees totaled $1.5 million.

     Advertising and public relations expense for the consolidated Company for the year ended December 31, 1998 totaled $1.8 million compared to $1.7 million for the period of February 12, 1997 to December 31, 1997. The increase in 1998 was primarily due to the reporting period consisting of 42 more days than the comparable 1997 reporting period. Advertising and public relations expense in 1996 for the predecessor Bank was $1.8 million. The consolidated Company's 1997 expense includes increased advertising related to the opening of the Bank's new Old Orchard branch, offset by the shorter 1997 reporting period.

     Goodwill and other intangible amortization expense for the consolidated Company for the 1998 and 1997 reporting periods totaled $2.4 million and $2.3 million, respectively. The Bank's predecessor basis 1996 goodwill and other intangible amortization expense totaled $199,000. The consolidated Company's 1998 and 1997 expense included higher amortization of goodwill related to the acquisition of the Bank and Mortgage Company.

     Other real estate and repossessed asset expense for the consolidated Company for the year ended December 31, 1998 totaled $522,000, as compared to $551,000 for the period of February 12, 1997 to December 31, 1997. The predecessor Bank's other real estate and repossessed asset expense was $695,000 in 1996. The 1997 decrease in expense was primarily due to the disposition in the spring of 1996 of a significant repossessed business property initially acquired in August of 1995. Provision for losses on other real estate included in these amounts were $111,000, $252,000, and $72,000 for the successor basis reporting periods in 1998 and 1997, and for the predecessor Bank's year ended December 31, 1996, respectively. The principal balance of other real estate and repossessed assets outstanding as of December 31, 1998, 1997, and 1996 was $3.3 million, $1.5 million, and $1.1 million, respectively. See "Financial Condition -- Nonperforming Loans and Assets."

     Other noninterest expense (which principally includes certain professional fees, FDIC insurance, consulting, outside services and other operating expenses such as telephone, postage, office supplies and printing) for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $11.1 million and $10.5 million, respectively. The Bank's predecessor basis 1996 expense totaled $10.8 million. The fluctuation in noninterest expenses during the successor and predecessor reporting periods was primarily due to the longer reporting period in 1998 and the shorter reporting period in 1997. As a result of the Bank's replacing of certain hardware and software applications during the first quarter of 1999 the Bank will incur training and consulting expenses which will increase 1999's other noninterest expenses.

Income Taxes

     Income tax expense totaled $6.3 million for the 1998 and 1997 reporting periods. The effective income tax rate for the consolidated Company approximated 40% and 39% for the year ended December 31, 1998 and for the period February 12, 1997 to December 31, 1997, respectively. The increase in the effective tax rate during 1998 was primarily due to certain employee benefit costs that were not fully deductible for tax purposes. In connection with the Split-Off Transactions, the Company acquired state tax net operating loss carryforwards and deductible temporary differences totaling approximately $60 million. In accordance with

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

generally accepted accounting principles, the state income tax benefit of these items is applied against goodwill when recognized, rather than as a reduction of income tax expense. A valuation allowance was established at the date of the acquisition to reduce the deferred state income tax asset to an amount deemed more likely than not to be realized. At December 31, 1998, $700,000 of the valuation allowance related to the acquired deferred state benefits. Future reductions in that portion of the valuation allowance, if appropriate, would reduce the goodwill recognized in connection with the acquisition of the Bank. No valuation reserve for deferred federal income tax assets was established at December 31, 1998, as management has determined that it is more likely than not that the deferred assets can be supported by carrybacks of federal taxable income to amounts paid in 1998 and taxable income estimated for 1999.

     Income tax expense for the Bank on the predecessor basis was $10.0 million for 1996. The effective income tax rate was lower than that reported for the consolidated Company in 1997 primarily because the benefits of the Bank's state net operating loss carryforwards lowered income tax expense under the predecessor basis of accounting. In addition, the successor basis included the impact of nondeductible goodwill amortization expense.

FINANCIAL CONDITION

     The Company's total assets were $1.91 billion at December 31, 1998, representing an increase of $54.6 million, or 2.9% from December 31, 1997. Average total assets for 1998 were $1.87 billion, virtually unchanged from a year earlier. An increase in loans was offset by a decrease in deposits with banks and investment securities as well as the sale of the Bank's CTRE, Inc. subsidiary on March 19, 1998. At December 31, 1997 CTRE, Inc.'s assets totaled $18.8 million and were reflected in other assets.

Investment Securities

     The purpose of the investment portfolio is primarily to provide a source of earnings and secondarily for liquidity management purposes. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following tables present the composition and maturities of the investment portfolio by major category as of the date indicated:

                        INVESTMENT PORTFOLIO COMPOSITION

                                          SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                      ---------------------------------------------------------------------
                                       AVAILABLE-FOR-SALE       HELD-TO-MATURITY              TOTAL
                                      ---------------------   ---------------------   ---------------------
                                                  ESTIMATED               ESTIMATED               ESTIMATED
                                      AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                        COST        VALUE       COST        VALUE       COST        VALUE
                                      ---------   ---------   ---------   ---------   ---------   ---------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1998:
U.S. Treasury securities............  $110,019    $110,878     $    --     $    --    $110,019    $110,878
U.S. government agency securities...    51,287      51,326          --          --      51,287      51,326
Mortgage-backed securities..........    98,296      99,510          --          --      98,296      99,510
State and municipal obligations.....        --          --      74,609      76,414      74,609      76,414
Collateralized mortgage
  obligations.......................    91,696      89,694          --          --      91,696      89,694
Other securities....................        --          --      15,144      15,206      15,144      15,206
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $351,298    $351,408     $89,753     $91,620    $441,051    $443,028
                                      ========    ========     =======     =======    ========    ========
DECEMBER 31, 1997:
U.S. Treasury securities............  $205,007    $205,784     $    --     $    --    $205,007    $205,784
U.S. government agency securities...    13,261      13,345          --          --      13,261      13,345
Mortgage-backed securities..........    95,364      95,999          --          --      95,364      95,999
State and municipal obligations.....        --          --      65,034      66,319      65,034      66,319
Collateralized mortgage
  obligations.......................    84,330      84,017          --          --      84,330      84,017
Other securities....................        --          --      18,217      18,262      18,217      18,262
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $397,962    $399,145     $83,251     $84,581    $481,213    $483,726
                                      ========    ========     =======     =======    ========    ========
                                                      PREDECESSOR BASIS - COLE TAYLOR BANK
                                      ---------------------------------------------------------------------
DECEMBER 31, 1996:
U.S. Treasury securities............  $123,824    $123,738     $    --     $    --    $123,824    $123,738
U.S. government agency securities...    44,855      45,075          --          --      44,855      45,075
Mortgage-backed securities..........   163,239     159,771          --          --     163,239     159,771
State and municipal obligations.....        --          --      62,948      65,730      62,948      65,730
Collateralized mortgage
  obligations.......................       240         233          --          --         240         233
Other securities....................        --          --      12,024      12,028      12,024      12,028
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $332,158    $328,817     $74,972     $77,758    $407,130    $406,575
                                      ========    ========     =======     =======    ========    ========

     During 1998, the Bank's investment portfolio decreased as a portion of maturing U.S. Treasury security cash flows were utilized to fund loan growth. Of the collateralized mortgage obligations at December 31, 1998, $56 million were high-coupon, sequential-paying securities that are also known as synthetic premiums because the coupons on these securities exceed those on the underlying mortgage loans. During 1998, lower mortgage interest rates and higher refinancing activity required that the Bank amortize the purchase premium at a rate

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

significantly higher than originally expected. Accordingly, in 1998, impairment charges and additional yield adjustments were recognized. See -- "Net Interest Income".

                  INVESTMENT PORTFOLIO -- MATURITY AND YIELDS
                           (AS OF DECEMBER 31, 1998)

                                                                   MATURING
                                    -----------------------------------------------------------------------
                                                        AFTER ONE BUT     AFTER FIVE BUT
                                         WITHIN             WITHIN            WITHIN             AFTER
                                        ONE YEAR          FIVE YEARS         TEN YEARS         TEN YEARS           TOTAL
                                    ----------------   ----------------   ---------------   ---------------   ----------------
                                     AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                    --------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                      (DOLLARS IN THOUSANDS)
Available-for-sale securities(1):
U.S. Treasury securities..........  $100,494    6.13%  $ 10,384    6.03%  $   --       --%  $   --       --%  $110,878    6.12%
U.S. government agency
  securities......................    39,468    5.33     11,858    4.88       --       --       --       --     51,326    5.23
  Mortgage-backed securities(3)...    22,331    5.87     51,370    6.11   25,809     5.99       --       --     99,510    6.06
  Collateralized mortgage
    obligations(3)................    39,415    0.48     45,621    4.96    4,658     5.74       --       --     89,694    2.90
                                    --------           --------           -------           -------           --------
    Total available-for-sale......   201,708            119,233           30,467                --             351,408
                                    --------           --------           -------           -------           --------
Held-to-maturity securities (2):
States and political subdivisions
  (4).............................     8,157    8.45     32,595    8.54   24,104     8.02    9,753     7.35     74,609    8.21
Other securities..................        --      --        325    8.08      500     7.95   14,319     6.45     15,144    6.53
                                    --------           --------           -------           -------           --------
    Total held-to-maturity........     8,157             32,920           24,604            24,072              89,753
                                    --------           --------           -------           -------           --------
        Total securities..........  $209,865           $152,153           $55,071           $24,072           $441,161
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

     Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. The mortgage-backed securities consist principally of direct "pass through" securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk of mortgage-backed securities. The collateralized mortgage obligations consist of
(1) high-coupon, sequential-paying securities and (2) planned amortization class securities both of which are backed by fixed rate single family mortgage loans. The high-coupon, sequential-paying securities are guaranteed, as to principal and interest, by certain agencies including FNMA and FHLMC. At December 31, 1998, after impairment charges, adjustments and paydowns, these securities totaled $56 million with $3.0 million of premiums remaining and an expected yield of 0.9%. These securities possess market risk due to the prepayment risk of the underlying collateral. The Company generally invests in state and municipal investment securities which are rated investment grade by nationally recognized rating organizations. Certain municipal issues, however, which are restricted to the Company's local market area, are not rated and undergo the Bank's standard underwriting procedures for loan transactions. Other securities are primarily composed of Federal Reserve Bank stock and Federal Home Loan Bank stock that are required to be maintained for

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

various purposes. At December 31, 1998, the Company held no securities of any single issuer, other than the U.S. Treasury and U.S. government agency securities, including FNMA, that exceeded 10% of stockholders' equity. Although the Company holds securities issued by municipalities within the state of Illinois which, in the aggregate, exceed 10% of stockholders' equity, none of the holdings from any individual municipal issue exceed this threshold.

     A significant portion of the Company's investment securities portfolio (approximately 57.5% at December 31, 1998) is used as collateral for public funds time deposits and securities sold under agreement to repurchase.

Loan Portfolio

     The Company's primary source of income is interest on loans. The following table presents the composition of the Company's and the predecessor Bank's loan portfolios as of the date indicated:

                                 LOAN PORTFOLIO

                                     SUCCESSOR BASIS -- TAYLOR
                                      CAPITAL GROUP, INC. --        PREDECESSOR BASIS -- COLE TAYLOR BANK
                                     CONSOLIDATED DECEMBER 31,                   DECEMBER 31,
                                     -------------------------     ----------------------------------------
                                        1998           1997           1996           1995           1994
                                     ----------     ----------     ----------     ----------     ----------
                                                                 (IN THOUSANDS)
Commercial and industrial..........  $  749,984     $  671,506     $  655,919     $  638,497     $  611,670
Real estate-construction...........     232,018        179,855        192,759        121,547         94,223
Residential real
  estate-mortgages.................     150,930        165,258        176,819        207,377        202,455
Mortgage loans held-for-sale.......      42,257         31,771         25,153         15,748          1,554
Home equity lines of credit........     106,521        104,287         86,648         65,371         52,628
Consumer...........................      53,751         50,391         84,622        166,346        172,299
Other loans........................       1,806          2,448          4,622          2,061          1,136
                                     ----------     ----------     ----------     ----------     ----------
     Gross loans...................   1,337,267      1,205,516      1,226,542      1,216,947      1,135,965
Less: Unearned discount............      (1,286)        (1,079)        (1,548)        (5,325)        (5,788)
                                     ----------     ----------     ----------     ----------     ----------
     Total loans...................   1,335,981      1,204,437      1,224,994      1,211,622      1,130,177
Less: Allowance for loan losses....     (24,599)       (25,813)       (24,184)       (23,869)       (22,833)
                                     ----------     ----------     ----------     ----------     ----------
     Loans, net....................  $1,311,382     $1,178,624     $1,200,810     $1,187,753     $1,107,344
                                     ==========     ==========     ==========     ==========     ==========

     At December 31, 1998 and 1997, the consolidated Company's gross loans totaled $1.34 billion and $1.21 billion, respectively. The increase in loans during 1998 was primarily due to growth in the commercial and industrial and real estate construction portfolios, partially offset by a decline in the residential real estate mortgages portfolio. At December 31, 1996, the predecessor Bank's gross loans totaled $1.23 billion. The decline in loans between 1997 and 1996 was primarily due to the transfer of the indirect auto loans (included in the Consumer category) to CTFG in connection with the Split-Off Transactions.

     Commercial and industrial loans, the largest component of the Company's loan portfolio, were $750.0 million and $671.5 million at December 31, 1998 and 1997, respectively. Commercial and industrial loans for the predecessor Bank were $655.9 million at December 31, 1996. Commercial and industrial loans represented 56.1% and 55.7% of the Company's loan portfolio at December 31, 1998 and 1997, respectively and 53.5% of the predecessor Bank's loan portfolio at December 31, 1996.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Real estate-construction loans of the consolidated Company totaled $232.0 million and $179.9 million at December 31, 1998 and 1997, respectively. Real estate-construction loans of the predecessor Bank totaled $192.8 million at December 31, 1996. Real estate-construction loans represented 17.4% and 14.9% of the consolidated Company's loan portfolio at December 31, 1998 and 1997, respectively, and 15.7% of the predecessor Bank's loan portfolio at December 31, 1996.

     At December 31, 1998 and 1997, residential real estate-mortgages of the consolidated Company were $150.9 million and $165.3 million, respectively. At December 31, 1996, residential real estate-mortgages of the predecessor Bank were $176.8 million. Residential real estate-mortgages of the consolidated Company represented 11.3% and 13.7% of gross loans as of December 31, 1998 and 1997, respectively, and 14.4% of the predecessor Bank's gross loans at December 31, 1996. The decline in mortgage loans was due to normal loan amortization and prepayments due to a lower mortgage interest rate environment in 1998 and management's asset/liability strategy during 1998 and 1997 to limit investment in long-term fixed rate mortgage loans.

     Mortgage loans held-for-sale of the consolidated Company totaled $42.3 million and $31.8 million at December 31, 1998 and 1997, respectively. Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Forward commitments to sell mortgage loans are used to manage interest rate risk exposure. The hedging activity helps protect the Company from the risk that the market value of mortgage loans intended to be sold will be adversely affected by changes in interest rates. The Company's mortgage hedging policy designates a minimum coverage ratio of 75% of loans and commitments, net of fallout estimates. The Company is exposed to interest rate risk on the portion of the loans and commitments that are not hedged. At December 31, 1996, mortgage loans held-for-sale of the predecessor Bank were $25.2 million. The increase in mortgage loans held-for-sale during 1998 was a result of the decreased interest rate environment which increased mortgage loans sold production 32% over those levels experienced in 1997. The overall increasing trend in mortgage loans held-for-sale from 1994 to 1998 reflected the increase in mortgage loan origination over the years, as well as the strategic plan to sell the majority of conforming mortgage loans originated rather than holding them in the Company's loan portfolio.

     Home equity lines of credit outstanding totaled $106.5 million and $104.3 million as of December 31, 1998 and 1997, respectively, for the consolidated Company, and $86.6 million as of December 31, 1996 for the predecessor Bank. Home equity lines of credit outstanding of the consolidated Company represented 8.0% and 8.7% of gross loans at December 31, 1998 and 1997, respectively, and 7.1% of the predecessor Bank's gross loans at December 31, 1996.

     Consumer loans of the consolidated Company were $53.8 million and $50.4 million at December 31, 1998 and 1997, respectively, and $84.6 million as of December 31, 1996, for the predecessor Bank. Consumer loans consist of home equity loans, indirect and direct auto loans, credit card loans and other personal secured and unsecured loans. The increase in 1998 was primarily due to a $12.9 million increase in the home equity loan portfolio, partially offset by the sale of $7.4 million of credit card loans. The decline in 1997 was due to the predecessor Bank transferring approximately $32 million of indirect auto loans to CTFG in connection with the Split-Off Transactions. Consumer loans represented 4.0% and 4.2% of the consolidated Company's gross loans as of December 31, 1998 and 1997, respectively, and 6.9% of the predecessor Bank's gross loans at December 31, 1996. (Included in consumer loans were retail credit card loans totaling $2.0 million, $10.1 million, $9.8 million, and $5.8 million at December 31, 1998, 1997, 1996 and 1995 respectively.) Management's strategic plan calls for no further significant growth in retail credit card loans.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth the remaining maturities, net of unearned discount for certain commercial and consumer loans, at December 31, 1998:

                  MATURITIES AND RATE SENSITIVITY OF LOANS (1)

                                                   OVER 1 YEAR
                                                 THROUGH 5 YEARS          OVER 5 YEARS
                                              ---------------------   ---------------------
                                   ONE YEAR                FLOATING                FLOATING
                                   OR LESS    FIXED RATE     RATE     FIXED RATE     RATE       TOTAL
                                   --------   ----------   --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Commercial and industrial........  $370,664    $225,124    $ 74,566    $ 63,165    $ 16,465   $  749,984
Real estate -- construction......   108,229      27,834      81,837      12,851       1,267      232,018
Residential real
  estate -- mortgages............    11,399      22,160       4,142      44,320      68,909      150,930
Mortgage loans held-for-sale.....    42,257          --          --          --          --       42,257
Home equity lines of credit......     1,009          --       3,454          --     102,058      106,521
Consumer.........................    12,396      33,972         142       7,241          --       53,751
Other loans......................     1,806          --          --          --          --        1,806
                                   --------    --------    --------    --------    --------   ----------
          Total..................  $547,760    $309,090    $164,141    $127,577    $188,699   $1,337,267
                                   ========    ========    ========    ========    ========   ==========

---------------
(1) Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $2.2 million as of December 31, 1998. Balances are shown net of unearned discount.

Nonperforming Loans and Assets

     Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and (if appropriate) a partial or full charge-off. Those loans on which management does not expect to collect interest in the normal course of business are placed on nonaccrual status. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is no impairment of collateral values. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                              NONPERFORMING ASSETS

                                           SUCCESSOR BASIS --
                                             TAYLOR CAPITAL
                                             GROUP, INC. --
                                              CONSOLIDATED       PREDECESSOR BASIS -- COLE TAYLOR BANK
                                              DECEMBER 31,                    DECEMBER 31,
                                           ------------------    --------------------------------------
                                            1998       1997         1996          1995          1994
                                           -------    -------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Loans contractually past due 90 days or
  more but still accruing interest.......  $ 2,618    $ 2,009     $ 2,820       $ 3,737       $ 4,012
Nonaccrual loans.........................   11,365     11,624      10,898         9,921        10,475
                                           -------    -------     -------       -------       -------
  Total nonperforming loans..............   13,983     13,633      13,718        13,658        14,487
Other real estate........................    3,185      1,391         865         2,928         2,843
Other repossessed assets.................       83         72         254         2,488           356
                                           -------    -------     -------       -------       -------
  Total nonperforming assets.............  $17,251    $15,096     $14,837       $19,074       $17,686
                                           =======    =======     =======       =======       =======
Nonperforming loans to total loans.......     1.05%      1.13%       1.12%         1.13%         1.28%
Nonperforming assets to total loans plus
  repossessed property...................     1.29       1.25        1.21          1.57          1.56
Nonperforming assets to total assets.....     0.90       0.81        0.82          1.08          1.03

Allowance for Loan Losses

     An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily generated from the loan portfolio, but may also be derived from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and future recoveries may occur. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective, and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected through the provision for loan losses in the appropriate period. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported to management and the Board of Directors. Although management believes that the Company's allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See "Results of Operations -- Provision for Loan Losses".

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                   SUCCESSOR BASIS --
                                                     TAYLOR CAPITAL
                                               GROUP, INC. -- CONSOLIDATED           PREDECESSOR BASIS -- COLE TAYLOR BANK
                                              -----------------------------   ---------------------------------------------------
                                                                FOR THE         FOR THE
                                              FOR THE YEAR     PERIOD OF       PERIOD OF
                                                 ENDED       FEB. 12, 1997    JAN. 1, 1997           FOR THE YEARS ENDED
                                                DEC. 31,      TO DEC. 31,     TO FEB. 11,                DECEMBER 31,
                                              ------------   --------------   ------------   ------------------------------------
                                                  1998            1997            1997          1996         1995         1994
                                              ------------   --------------   ------------   ----------   ----------   ----------
                                                                            (DOLLARS IN THOUSANDS)
Average total loans.........................   $1,260,533      $1,211,559      $1,220,897    $1,262,081   $1,161,513   $1,053,928
                                               ==========      ==========      ==========    ==========   ==========   ==========
Total loans at end of period................   $1,335,981      $1,204,437      $1,226,072    $1,224,994   $1,211,622   $1,130,177
                                               ==========      ==========      ==========    ==========   ==========   ==========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period............   $   25,813      $   24,607      $   24,184    $   23,869   $   22,833   $   19,740
                                               ----------      ----------      ----------    ----------   ----------   ----------
Charge-offs:
 Commercial and industrial..................       (6,157)         (2,201)            (32)       (1,751)      (3,728)      (4,280)
 Real estate -- construction................           --              --              --            --           --           --
 Residential real estate-mortgages..........         (289)           (178)             --          (346)        (242)        (290)
 Consumer and other.........................       (1,141)         (1,151)           (243)       (1,732)        (931)        (588)
                                               ----------      ----------      ----------    ----------   ----------   ----------
   Total charge-offs........................       (7,587)         (3,530)           (275)       (3,829)      (4,901)      (5,158)
                                               ----------      ----------      ----------    ----------   ----------   ----------
Recoveries:
 Commercial and industrial..................          947             394             188           445        1,581          666
 Real estate -- construction................           --              --              --            --           --           --
 Residential real estate-mortgages..........           70              27               2            74           40           --
 Consumer and other.........................          221             254              53           318          260          211
                                               ----------      ----------      ----------    ----------   ----------   ----------
   Total recoveries.........................        1,238             675             243           837        1,881          877
                                               ----------      ----------      ----------    ----------   ----------   ----------
Net charge-offs.............................       (6,349)         (2,855)            (32)       (2,992)      (3,020)      (4,281)
                                               ----------      ----------      ----------    ----------   ----------   ----------
Provision for loan losses...................        5,135           4,061             420         3,307        4,056        7,374
                                               ----------      ----------      ----------    ----------   ----------   ----------
Allowance at end of period..................   $   24,599      $   25,813      $   24,572    $   24,184   $   23,869   $   22,833
                                               ==========      ==========      ==========    ==========   ==========   ==========
Net charge-offs to average total loans(1)...         0.50%           0.27%           0.02%         0.24%        0.26%        0.41%
Allowance to total loans at end of period...         1.84            2.14            2.00          1.97         1.97         2.02
Allowance to nonperforming loans............       175.92          189.34          172.13        176.29       174.76       157.61

---------------
(1) The ratio is annualized for the Successor Basis -- Taylor Capital Group, Inc. -- Consolidated for the period of February 12, 1997 to December 31, 1997, and for the Predecessor Basis -- Cole Taylor Bank for the period of January 1, 1997 to February 11, 1997.

     Net charge-offs for the year ended December 31, 1998 as compared to the period February 12, 1997 to December 31, 1997 increased $3.5 million. Net charge-offs decreased $137,000 for the 1997 reporting period as compared to the 1996 predecessor basis reporting period. The increase in charge-offs during 1998 was primarily the result of the resolution of four older problem loans within the Bank's commercial loan portfolio. Net charge-offs related to these four credits totaled $5.1 for the 1998 reporting period. The Company establishes what it believes to be an appropriate allowance level for the portfolio as a whole, including but not

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

limited to the nonperforming component in the portfolio and the classification of certain assets as nonperforming in accordance with established regulatory and management policies. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

     Consumer loan charge-offs include charge-offs relating to retail credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans. The majority of the consumer loan net charge-offs for the years presented related to retail credit card and indirect auto loans. Retail credit card loan net charge-offs were $451,000, $721,000, $301,000 and $35,000 in 1998, 1997, 1996 and 1995
respectively. During 1998 the Company sold the majority of its credit card portfolio to an outside third party. Management's strategic plan calls for no further significant growth in retail credit card loans.

     Indirect auto loan net charge-offs were $22,000, $144,000, $803,000, $584,000, and $312,000 in 1998, 1997, 1996, 1995, and 1994, respectively. The
Company sold or transferred the majority of its indirect auto loans in connection with the Split-Off Transactions.

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

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                SUCCESSOR BASIS -- TAYLOR CAPITAL
                                   GROUP, INC. -- CONSOLIDATED                    PREDECESSOR BASIS -- COLE TAYLOR BANK
                                          DECEMBER 31,                                         DECEMBER 31,
                             ---------------------------------------   ------------------------------------------------------------
                                    1998                 1997                 1996                 1995                 1994
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                         LOAN                 LOAN                 LOAN                 LOAN                 LOAN
                                       CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                       TO GROSS             TO GROSS             TO GROSS             TO GROSS             TO GROSS
                             AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)
                             -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
ALLOCATED:
Commercial and
  industrial...............  $13,115     57.9%    $11,741     57.1%    $11,467     54.7%    $11,163     52.5%    $10,693     53.8%
Real
  estate -- construction...   4,060      17.9      3,147      15.3      3,373      16.0      2,127      10.0      1,648       8.3
Residential real estate --
  mortgages................   1,509      11.8      1,661      14.2      1,768      14.7      2,231      18.3      2,040      18.0
Consumer and other.........   1,868      12.4      1,817      13.4      2,191      14.6      2,972      19.2      2,891      19.9
UNALLOCATED................   4,047        --      7,447        --      5,385        --      5,376        --      5,561        --
                             -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
Total allowance for loan
  losses...................  $24,599    100.0%    $25,813    100.0%    $24,184    100.0%    $23,869    100.0%    $22,833    100.0%
                             =======    =====     =======    =====     =======    =====     =======    =====     =======    =====

---------------

(1) excludes mortgage loans held-for-sale

     The consolidated Company has maintained the same allocation of allowance for loan losses to specific loan types as used by the Bank on the predecessor basis.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Nonearning Assets

     The Company recorded $38.3 million of goodwill in connection with the acquisition of the Bank and Mortgage Company on February 12, 1997. Goodwill for the consolidated Company totaled $32.0 million and $34.4 million as of December 31, 1998 and 1997, respectively. Goodwill amortization expense totaled $2.4 million and $2.3 million for the consolidated Company's 1998 and 1997 reporting periods. Goodwill was further reduced at December 31, 1997 by $1.3 million resulting from state net operating loss carryforward utilization. See -- "Results of Operations -- Income Taxes." On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. Because the Florida-based operations generated the majority of the Mortgage Company's earnings, the remaining goodwill of $403,000 was written off in August 1997.

     At December 31, 1997, the consolidated Company's nonearning assets included certain assets related to reverse exchange transactions executed in connection with the Company's real estate trust services business. The Company acted as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions were funded entirely with nonrecourse borrowings. During the holding period, the customers leased the assets at rentals approximating the debt service payments on the borrowings. The assets were not used in the operations of the Company and were carried at the lower of the acquisition price or estimated fair value. Assets related to the reverse exchange program comprised approximately $18.8 million of other assets at December 31, 1997 and the related collateralized nonrecourse borrowings totaled the same amount. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale. See -- "Financial Condition
-- Nonrecourse Borrowings."

     Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $22.7 million for the consolidated Company as of December 31, 1998 and 1997. In 1998, the Bank leased a new branch facility in downtown Chicago. In addition, during 1998 capital expenditures increased due to various technology enhancements within the Bank's operations center. The Company anticipates expenditures of approximately $2.5 million in early 1999 to replace the Bank's wide area network including hardware and software applications.

     In connection with the Split-Off Transactions, the premises, leasehold improvements and equipment of the consolidated Company were written-up by approximately $7 million to their fair value. In addition, during 1997 the Bank constructed a new branch facility in Skokie, Illinois.

Deposits

     The Company's core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit and certain public funds and core customer repurchase agreements. (Customer repurchase agreements are reported as short-term borrowings.) Brokered and other out-of-market certificates of deposit and FHLB advances are also used by the Company to support its asset base.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth the distribution of the Company's average deposit account balances and average cost of funds on each category of deposits for the periods indicated:

                                AVERAGE DEPOSITS

                                              SUCCESSOR BASIS -- TAYLOR CAPITAL                 PREDECESSOR BASIS -- COLE
                                                 GROUP, INC. -- CONSOLIDATED                           TAYLOR BANK
                                 -----------------------------------------------------------   ----------------------------
                                                                     FOR THE PERIOD OF
                                      FOR THE YEAR ENDED            FEBRUARY 12, 1997 TO            FOR THE YEAR ENDED
                                         DECEMBER 31,                   DECEMBER 31,                   DECEMBER 31,
                                 ----------------------------   ----------------------------   ----------------------------
                                             1998                           1997                           1996
                                 ----------------------------   ----------------------------   ----------------------------
                                              PERCENT                        PERCENT                        PERCENT
                                  AVERAGE        OF              AVERAGE        OF              AVERAGE        OF
                                  BALANCE     DEPOSITS   RATE    BALANCE     DEPOSITS   RATE    BALANCE     DEPOSITS   RATE
                                 ----------   --------   ----   ----------   --------   ----   ----------   --------   ----
                                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.....................  $  310,512     22.53%    --%   $  301,941     21.60%    --%   $  289,389     20.14%     --%
Interest-bearing demand
  deposits.....................     347,544     25.23    3.45      329,199     23.55    3.56      338,508     23.56    3.56
Savings deposits...............     111,908      8.12    2.25      116,472      8.33    2.55      121,497      8.45    2.56
Time deposits:
  Certificates of deposit,
    under $100,000.............     327,313     23.75    5.47      307,397     21.99    5.52      323,219     22.49    5.57
  Certificates of deposit, over
    $100,000...................     109,241      7.93    5.44      108,393      7.76    5.46       79,719      5.55    5.37
Brokered certificates of
  deposit......................      65,929      4.79    5.86       96,127      6.88    5.99      113,456      7.90    5.78
Public funds...................     105,338      7.65    5.37      138,248      9.89    5.66      171,159     11.91    5.54
                                 ----------    ------           ----------    ------           ----------    ------
    Total time deposits........     607,821     44.12    5.52      650,165     46.52    5.61      687,553     47.85    5.58
                                 ----------    ------           ----------    ------           ----------    ------
      Total deposits...........  $1,377,785    100.00%          $1,397,777    100.00%          $1,436,947    100.00%
                                 ==========    ======           ==========    ======           ==========    ======

     Average deposits for the consolidated Company declined 1.4% during the year ended December 31, 1998 from the reporting period of February 12, 1997 to December 31, 1997. The decrease during 1998 was primarily in wholesale funding categories, including brokered certificates of deposit and certain public funds. These decreases were offset by growth in core customer deposits including demand deposits and core certificates of deposit. The change in funding mix from wholesale funding to core funding reflects Bank management's continued efforts to obtain lower cost core customer deposit funding as well as greater use of FHLB advances.

     Average deposits for the consolidated Company declined 2.7% during the reporting period of February 12, 1997 to December 31, 1997 from the Bank's predecessor basis 1996 reporting period. The decline was primarily concentrated in the brokered and out-of-market certificates of deposit and public funds. During 1997, growth in core customer deposits, including core customer utilization of repurchase agreements, allowed for reductions in funding obtained from brokered and other out-of-market certificates of deposit as well as public funds. The mix of core funding changed as a result of the increased popularity of repurchase agreements utilized by core Bank customers, as well as the Bank's marketing focus during the period which emphasized certificates of deposit and NOW accounts.

     Over the years, earning asset growth has exceeded core deposit growth, which has resulted in the use of brokered and out-of-market certificates of deposit and other borrowed funds. The Company offers certificates of deposit to out-of-market customers by providing rates to a private third party electronic system which provides certificate of deposit rates from institutions across the country to its subscribers. The balance of

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

certificates of deposit obtained through this marketing medium was $29.6 million at December 31, 1998, as compared to $32.0 million and $46.9 million at December 31, 1997 and 1996, respectively. The Company also issues brokered certificates of deposit. The balance of brokered certificates of deposit was $56.3 million, $69.9 million and $80.7 million at December 31, 1998, 1997 and 1996, respectively. Under FDIC regulations, only "well-capitalized" institutions may fund themselves with brokered certificates of deposit without the prior approval of regulators. The Bank is categorized as "well-capitalized". Adverse operating results at the Bank or changes in industry conditions or overall market liquidity, could lead to an inability to replace brokered deposits at maturity, which could result in higher costs to or reduced asset levels of the Bank. Municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments, are an important funding source for the Bank. Total municipal time deposits and repurchase agreements approximated $173 million and $146 million at December 31, 1998 and 1997, respectively. Most of these deposits are collateralized by investment securities in the Bank's investment portfolio.

     Time deposits in denominations of $100,000 or more totaled $268.2 million at December 31, 1998, an increase of $41.8 million, or 18.5%, from December 31, 1997. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1998:

                        TIME DEPOSITS $100,000 AND OVER
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                                   1998
                                                               ------------
3 months or less...........................................      $161,106
Over 3 months through 6 months.............................        64,795
Over 6 months through 12 months............................        33,283
Over 12 months.............................................         9,054
                                                                 --------
       Total...............................................      $268,238
                                                                 ========

Borrowed Funds

     Short-Term Borrowings: The Company also uses short-term borrowings to support its asset base. These borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily funds obtained from financial institutions where the Bank acts as one of the selling institution's primary correspondent banks. The securities sold under agreement to repurchase are primarily executed with core Bank customers. At December 31, 1998, the consolidated Company's short-term borrowings were $171.7 million compared to $186.1 million at December 31, 1997. For the year ended December 31, 1998 and the period of February 12, 1997 to December 31, 1997 consolidated Company short-term borrowings averaged $197.8 million and $194.3 million, respectively.

     During 1997 the use of repurchase agreements as an investment product increased among the Bank's larger commercial customers. The predecessor Bank's short-term borrowings averaged $160.3 million during 1996.

     The following table reflects categories of short-term borrowings having average balances during the period greater than 30% of stockholders' equity at the end of each period. During each reported period, federal

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

funds purchased and securities sold under repurchase agreements were the only categories meeting this criteria.

                             SHORT-TERM BORROWINGS

                                                         SUCCESSOR BASIS --TAYLOR            PREDECESSOR
                                                          CAPITAL GROUP, INC. --            BASIS -- COLE
                                                               CONSOLIDATED                  TAYLOR BANK
                                                   -------------------------------------    -------------
                                                                         AT OR FOR            AT OR FOR
                                                   AT OR FOR THE       THE PERIOD OF          THE YEAR
                                                    YEAR ENDED      FEBRUARY 12, 1997 TO        ENDED
                                                   DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                   -------------    --------------------    -------------
                                                       1998                 1997                1996
                                                   -------------    --------------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Federal Funds Purchased:
  Balance at end of period.....................      $ 51,225             $ 11,450            $ 26,040
  Weighted average interest rate at end of
     period....................................          4.85%                6.00%               6.61%
  Maximum amount outstanding (1)...............      $ 60,800             $ 29,650            $ 42,045
  Average amount outstanding...................      $ 36,900             $ 22,946            $ 28,258
  Weighted average interest rate during
     period....................................          5.29%                5.48%               5.37%
Securities Sold Under Repurchase Agreements:
  Balance at end of period.....................      $115,610             $169,550            $126,173
  Weighted average interest rate at end of
     period....................................          4.23%                5.05%               5.18%
  Maximum amount outstanding (1)...............      $180,194             $203,898            $144,825
  Average amount outstanding...................      $156,642             $165,321            $126,484
  Weighted average interest rate during
     period....................................          4.89%                5.11%               5.46%

---------------

(1) Based on amount outstanding at month end during each period.

     At December 31, 1998, the Bank had pre-approved overnight federal funds borrowing lines available from its correspondent banks totaling $170 million.

Nonrecourse Borrowings

     At December 31 1997, the consolidated Company's nonrecourse borrowings totaled $18.8 million. There were no nonrecourse borrowings at December 31, 1998 or for the predecessor Bank in prior periods. Nonrecourse borrowings consisted of debt incurred or assumed in connection with the acquisition of certain other assets related to the Company's reverse exchange program. Funds were used to acquire certain assets where the Company acted as a "parking intermediary", temporarily holding the property until sale to its ultimate owner. The borrowings were obtained from third-party banks and the customers initiating the transactions and were collateralized by the assets acquired. The sole remedy of the lender in event of nonpayment of the loan was the asset pledged as collateral. During the holding period, the customers leased the assets at rentals approximating the debt service payments on the nonrecourse borrowings. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. No significant gain or loss was realized as a result of the sale. See "Financial Condition -- Nonearning Assets".

Notes Payable

     The Company's notes payable consist of Federal Home Loan Bank (FHLB) advances and long-term callable notes and Parent Company debt. Borrowings from the FHLB totaled $105 million at December 31,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

1998 and $85 million at December 31, 1997. Based on the value of collateral pledged at December 31, 1998, the Bank had additional borrowing capacity at the FHLB of $17.9 million at December 31, 1998. During 1998, the Bank restructured a portion of its FHLB advances into FHLB long-term callable notes which effectively reduced the advance rates on this type of wholesale funding by an average of 62 basis points.

     The consolidated Company, as of December 31, 1998, had Parent Company debt consisting of a $25 million term loan and a $12 million revolving credit facility, of which $1.5 million was then outstanding. In October 1998, the Company's loan agreement was extended, effective September 1, 1998 to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement, including the $25 million term loan, is now secured by the common stock owned by the Bank. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of December 31, 1998, the Company was not aware of any instances of non-compliance.

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

     The consolidated Company's Tier 1 risk-based capital ratios were 7.76% and 7.95% at December 31, 1998 and 1997, respectively. The consolidated Company's total risk-based capital ratios were 9.02% and 9.21% at December 31, 1998 and 1997, respectively. The Bank's Tier 1 risk-based capital ratios were 9.42%, 9.90% and 10.23% at December 31, 1998, 1997 and 1996, respectively. The Bank's total risk based capital ratios were 10.67%, 11.16%, and 11.48% at December 31, 1998, 1997 and 1996, respectively. The Parent Company's capital ratios decreased, in 1998, primarily as a result of commercial loan asset growth at the Bank. The cash flow requirements at the Parent Company, which increased significantly as a result of the legal defense costs related to the Split-Off Transactions, resulted in increased dividends from the Bank. The dividend payout ratio at the Bank increased to 99.3% in 1998 from 56.3% in 1997, while assets grew 4.2%. As a result the capital ratios of the Bank declined during 1998. The decline during 1997 in the Bank's ratios was due to the decrease in tangible capital resulting from the dividend of approximately $84.0 million to CTFG in connection with the Split-Off Transactions. The Bank's capital was immediately supplemented with a capital contribution of $58.7 million from the Parent Company on the date of the consummation of the Split-Off Transactions. As a result of the capital contribution, the Bank remained above the regulatory "well capitalized" guidelines subsequent to the Split-Off Transactions.

     Management of the Company recognizes the need to effectively manage capital levels to remain above the regulatory "well capitalized" guidelines as it relates to asset growth. In order to avoid declining capital levels, management will continue to evaluate options, including utilizing the Parent Company's revolving credit facility to fund Parent Company expenses, including legal costs.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                                 FOR CAPITAL       PROMPT CORRECTIVE
                                                               ACTUAL         ADEQUACY PURPOSES     ACTION PROVISION
                                                          ----------------   -------------------   ------------------
                                                           AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                          --------   -----   ----------   ------   --------   -------
                                                                            (DOLLARS IN THOUSANDS)
As of December 31, 1998:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................   $131,218   9.02%   >$ 116,405    >8.00%        NA
    Cole Taylor Bank...................................    154,943   10.67    > 116,144    >8.00    145,507    >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    112,951   7.76%    >  58,203   > 4.00%        NA
    Cole Taylor Bank...................................    136,717   9.42     >  58,072    >4.00     87,304    > 6.00%
  Leverage(1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    112,951   6.17%    >  73,204    >4.00%        NA
    Cole Taylor Bank...................................    136,717   7.33     >  74,655    >4.00     91,506    > 5.00%
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................   $122,432   9.21%   >$ 106,370    >8.00%        NA
    Cole Taylor Bank...................................    148,043   11.16    > 106,135    >8.00    132,669    >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    105,698   7.95%    >  53,185    >4.00%        NA
    Cole Taylor Bank...................................    131,348   9.90     >  53,068    >4.00     79,601    > 6.00%
  Leverage (1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated.....................................    105,698   5.85%    >  72,318    >4.00%        NA
    Cole Taylor Bank...................................    131,348   7.26     >  72,319    >4.00     90,399    > 5.00%
As of December 31, 1996:
  Total Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............   $158,874   11.48%  >$ 110,702    >8.00%  $138,338    >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Predecessor Basis -- Cole Taylor Bank..............    141,492   10.23    >  55,351    >4.00     83,027    > 6.00
  Leverage(1)
    Predecessor Basis -- Cole Taylor Bank..............    141,492   7.63     >  74,158    >4.00     92,698    > 5.00

---------------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

     During the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997, the Parent Company declared $3.4 million and $3.1 million in preferred stock dividends and $1.7 million and $1.6 million of common stock dividends, respectively. On December 17, 1998, the Company declared a dividend of $.09 per common share, totaling $419,000, payable on January 15, 1999.

Liquidity

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to meet withdrawals either on demand or at contractual maturity, to repay

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

borrowings as they mature and to make new loans and investments as opportunities arise. The Bank actively manages its liquidity position to maintain sufficient funds to respond to the needs of depositors and borrowers, as well as to take advantage of earnings enhancement opportunities. In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes brokered and national certificate of deposit market, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet it liquidity needs. The FHLB borrowings are collateralized by the Bank's first mortgage residential loans and FHLB stock. Based on the value of collateral pledged at December 31, 1998, the Bank had additional borrowing capacity at the FHLB of $17.9 million at December 31, 1998. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $170 million.

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

     During 1998, the Bank's liquidity position remained stable. Asset growth in commercial and home equity loans was funded primarily by cash flows from maturing investment securities, prepayments of mortgage loans, a modest increase in core customer deposits and decreased nonearning assets. The Parent Company's revolving credit facility has been extended to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement is now secured by the common stock owned by the Bank. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets. Cash inflows from operating activities exceeded operating outflows by $25.1 million during 1998. Net cash provided by operating activities was higher in 1998 as compared to 1997 primarily due to required accelerated premium amortization on investment securities and increased proceeds from sales of loans originated for sale and other changes in assets and liabilities.

     Overall, the Bank's liquidity increased in 1997 as a result of the Split-Off Transactions and modest loan growth. Cash inflows from operating activities exceeded operating outflows for the consolidated Company for the period of February 12, 1997 to December 31, 1997 by $3.6 million. The predecessor Bank's cash inflows from operating activities exceeded operating outflows by $18.0 million in 1996. Net cash provided by operating activities was lower in 1997 as compared to 1996 primarily due to the lower net income of the consolidated Company as compared to the predecessor Bank.

     Interest received net of interest paid was the principal source of operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows.

     Net cash outflows from investing activities for the consolidated Company for the year ended December 31, 1998 were $85.4 million. Net cash inflows from investing activities for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $7.0 million. The increase in net cash outflows experienced in 1998 were primarily due to loan growth. Net cash inflows during the 1997 were attributable to the net cash of the Bank and Mortgage Company acquired in the Split-Off Transactions. Net cash outflows

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

from investing activities on the Bank's predecessor basis were $41.3 million in 1996. The net cash outflows in 1996 were primarily due to loan growth.

     Net cash inflows from financing activities for the consolidated Company for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 were $43.1 million and $74.0 million, respectively. Net cash inflows for 1998 were primarily a result of additional FHLB advances and deposit growth. During 1997, net cash inflows were primarily attributable to the issuance of preferred stock of $36.1 million and the Parent Company debt of $27 million in connection with the Split-Off Transactions. Net cash inflows from financing activities on the Bank's predecessor basis were $18.0 million in 1996. In 1996, net cash inflows were primarily attributable to increases in deposits and additional FHLB advances.

     The Parent Company's primary source of funds are dividends received from the Bank. Dividends received from the Bank in 1998 and 1997 totaled $14.5 million and $8.0 million, respectively. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 1998, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounts to approximately $8.3 million. On December 7, 1998 a motion was filed for a preliminary injunction which seeks to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. In March 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction. See Item 3. "Legal Proceedings."

     The Parent Company also has a $12 million revolving credit facility, of which only $1.5 million was outstanding at December 31, 1998.

     As described in Footnote 23 to the consolidated financial statements included in Part II, Item 8, and under the caption "Litigation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and its subsidiaries continue to pay defense and other legal costs related to certain significant litigation. As these costs are being paid primarily by the Parent Company, the Parent Company's cash needs have increased. The liquidity uses of the Parent Company on a standalone basis consists primarily of dividends to shareholders and expenses for general corporate purposes including legal costs. The primary source of Parent Company cash flow is dividends received from the Bank. The Bank currently has adequate capital to allow continued dividends, out of earnings, to support the expected liquidity demands of the Parent Company.

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

     The Company uses various interest rate contracts (floors and swaps) and forward sale commitments to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

liabilities. The Company's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

     The Company's simulation model at December 31, 1997 indicated that the Bank was potentially exposed to declining market interest rates in both the one and two year horizons. During 1998, the Company's potential exposure to declining interest rates was realized, as current cash flows on the mortgage backed securities portfolio accelerated and resulted in significantly reduced yields on collateralized mortgage obligations. In addition, the Company entered into a two year interest rate floor agreement on June 26, 1998. The floor, which has a notional amount of $50 million, is based on 3 month LIBOR, with a strike rate of 6.0%. The floor is designated as a hedge against certain floating rate assets, which yields would decrease in a declining interest rate environment. As a result of the above, as well as changes in the Bank's balance sheet the Bank's exposure to falling market interest rates declined in 1998.

     At December 31, 1998 the Company's simulation model indicated a continued exposure to declining rates, but only in the one year horizon, as the second year exposure was mitigated through the runoff of the sequential-paying collateralized mortgage obligations. At December 31, 1998 the net interest income at risk for year one in the declining rate scenario was calculated at $724,000, or 0.97% lower than the net interest income in the rates unchanged scenario. This exposure was well within the Bank's policy guidelines of 10%. The net interest income for year one in the rising rate scenario was calculated as $1.9 million, or 2.5% higher than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay, and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point parallel increase in market rates.

     During 1998, the Bank was a party to two interest rate contracts. An interest rate swap contract with a notional amount of $25 million, was designated as a hedge against certain floating-rate commercial loans, and the Company paid a variable rate (LIBOR based) in exchange for receiving a fixed rate. During 1998, the financial impact of the swap was to increase net interest income by approximately $108,000. The interest rate swap matured in December 1998.

     On June 26, 1998, the Bank entered into an interest floor contract for a notional amount of $50 million. The floor contract provides for the receipt of payments when the three month LIBOR rate is below the predetermined interest rate floor of 6%. The floor is designated as a hedge against certain floating-rate commercial loans. During 1998, the financial impact of the floor was to increase net interest income by

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

approximately $20,000 . As of December 31, 1998, the estimated fair value of the interest rate floor contract was approximately $743,000.

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

     The Company has substantially completed the awareness and assessment phases of the Plan. The awareness phase included understanding the potential impact of Y2K on the Company, educating employees and customers about Y2K issues, and implementing various training and communication programs. The assessment phase included a review of all information technology and non-information technology systems to determine the effect of the Y2K on each particular system. An inventory of all systems was developed to assess which systems will be likely to cause material adverse consequences to the Company upon the arrival of Y2K unless appropriate remedial action is taken. The Plan calls for the replacement or upgrade of non-compliant systems during the fourth quarter of 1998 and early 1999. The Company expects all replacements and upgrades to be completed by June 30, 1999. In addition, significant vendors and borrowers of the Company have been contacted and requested to inform the Company whether they are Y2K compliant and, if not, their timetable for becoming compliant.

     The Company began the renovation and validation/testing phases of its Plan during the third quarter of 1998. These phases involve both the repair and replacement of systems and computer equipment, as well as the development of test scripts to test typical daily transactions on various systems. Appropriate corrections, to applicable systems will be made based upon testing results. The majority of the renovation and validation/testing is being performed during the fourth quarter of 1998 and in early 1999. The Company expects the validation/testing phases to be completed by May 31, 1999.

     The majority of the Company's mission critical systems (specifically those that process loans, deposits, investments, and general ledger transactions) are provided by third party processors and, therefore, the Company continues to work closely with those service providers through the renovation and validation/testing phases to ensure effective compliant systems before the Year 2000. The Company's primary data processing provider has been subjected to independent third-party reviews of its Y2K compliance plan and processes and an examination by bank regulatory authorities. At this time, the primary data processing provider reports that it is on target to meet all required dates to provide compliant systems. All core applications provided by the Company's primary data processing provider have been tested for Y2K readiness. The majority of the remediated core applications provided by the Company's primary data processing provider have already been implemented. The Company anticipates that the remaining core applications provided by the Company's primary data processing provider will be implemented by May 1999.

     The Company's contingency plans relative to Y2K issues have not yet been finalized and are being developed as the testing of all systems proceeds. Upon completion of testing during the first quarter of 1999, appropriate contingency plans will be finalized. As the Company's primary data processing provider is

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

currently on target to meet all required dates to provide compliant systems, a contingency plan covering this particular element has not yet been developed.

     The Company expensed approximately $81,000 during 1998, and expects to incur additional costs through 1999 for its Y2K compliance program. With respect to certain technology applications, the Company has elected to replace the existing applications with ones of greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's future technology expenditures are expected to materially increase from historical levels. The Company expects the additional costs incurred related to Y2K to represent only a small portion of its overall technology expenditures.

     Regardless of the Y2K compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Y2K compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties. The Company has been evaluating, in accordance with the guidelines outlined by the Federal Financial Institutions Examination Council, the potential credit and liquidity risk associated with Y2K as it relates to the Company's customer base. The Company's analysis performed to date has not identified major credit exposure within the high risk category of customers; in-depth analysis will continue to be performed during 1999. The Company has developed a liquidity strategy for Y2K in order to meet expected currency demands at the Bank's branches and ATM's. This strategy will be fully implemented during 1999.

     Based on the Company's progress to date in executing its Plan, the Company expects no significant disruption of business activities resulting from Y2K.

     As a regulated financial institution, the Company is subject to possible supervisory or enforcement action if the governing regulatory agency deems the Company's response and progress with respect to the Y2K issue to be of serious concern. At this time, management believes its progress with respect to Y2K compliance to be satisfactory.

LITIGATION

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to September 1998.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recision of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action in Texas that is described below.

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

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. Motions to consolidate the two adversary proceedings and to have the adversary cases heard by the District Court, as opposed to the Bankruptcy Court, are pending.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On March 3, 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction.

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

     The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company has and will incur significant costs with respect to such lawsuits.

     The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the business, financial condition, liquidity or operating results of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The accounting for changes in fair value (i.e., gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company must adopt the Statement by January 1, 2000; however, early adoption is permitted. Upon adoption, the provisions of the Statement must be applied prospectively. The Company plans to adopt the Statement during 1999. The Company has not yet quantified the impact of its adoption of the Statement.

     Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the cost of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of an accounting change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company will adopt SOP 98-5 during the first quarter of 1999. The adoption of the statement will result in a cumulative effect of a change in accounting principle totaling approximately $360,000.

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth unaudited financial data regarding the Company's operations for each of the four quarters of 1998 and 1997. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. --
                                                           CONSOLIDATED -- 1998 QUARTER ENDED
                                                   ---------------------------------------------------
                                                    MAR. 31       JUN. 30       SEP. 30       DEC. 31
                                                   ---------     ---------     ---------     ---------
                                                                     (IN THOUSANDS)
Interest income.................................    $33,808       $34,022       $34,276       $34,039
Interest expense................................     16,304        16,575        16,755        15,775
                                                    -------       -------       -------       -------
Net interest income.............................     17,504        17,447        17,521        18,264
Provision for loan losses.......................        750         1,500         1,050         1,835
Investment securities gains, net................         --            --            --            11
Non interest income.............................      5,927         4,840         4,549         5,294
Non interest expense............................     16,288        18,266        17,392        18,482
                                                    -------       -------       -------       -------
Income before income taxes......................      6,393         2,521         3,628         3,252
Income taxes....................................      2,512         1,143         1,445         1,253
                                                    -------       -------       -------       -------
Net income......................................    $ 3,881       $ 1,378       $ 2,183       $ 1,999
                                                    =======       =======       =======       =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                     PREDECESSOR
                                    BASIS -- COLE
                                     TAYLOR BANK       SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. --
                                        1997                  CONSOLIDATED -- 1997 QUARTER ENDED
                                  -----------------   ---------------------------------------------------
                                  JAN. 1 -- FEB. 11   FEB. 12 -- MAR. 31   JUN. 30    SEP. 30    DEC. 31
                                  -----------------   ------------------   --------   --------   --------
                                                                        (IN THOUSANDS)
Interest income................        $15,642             $17,804         $34,639    $35,801    $34,370
Interest expense...............          7,076               8,643          17,095     17,978     16,742
                                       -------             -------         -------    -------    -------
Net interest income............          8,566               9,161          17,544     17,823     17,628
Provision for loan losses......            420                 484             904      1,769        904
Investment securities gains,
  net..........................             --                  --              --        329         72
Non interest income............          1,930               2,350           4,566      6,084      4,472
Non interest expense...........          6,466               8,184          16,940     17,230     17,180
                                       -------             -------         -------    -------    -------
Income before income taxes.....          3,610               2,843           4,266      5,237      4,088
Income taxes...................          1,328                 835           1,853      2,128      1,505
                                       -------             -------         -------    -------    -------
Net income.....................        $ 2,282             $ 2,008         $ 2,413    $ 3,109    $ 2,583
                                       =======             =======         =======    =======    =======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by the Item is included under Item 7. "Management's Discussion and Analysis -- Financial Condition -- Market Risk."

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taylor Capital Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (Successor) as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998 and the period from February 12, 1997 to December 31, 1997 (Successor periods). We have also audited the accompanying statements of income, stockholder's equity, and cash flows of Cole Taylor Bank (Predecessor) for the period from January 1, 1997 to February 11, 1997 and for the year ended December 31, 1996 (Predecessor periods). These financial statements are the responsibility of the Successor's and Predecessor's managements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the aforementioned Successor's consolidated financial statements present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the Successor periods in conformity with generally accepted accounting principles. Furthermore, in our opinion, the aforementioned Predecessor's financial statements present fairly, in all material respects, the results of Cole Taylor Bank's operations and its cash flows for the Predecessor periods in conformity with generally accepted accounting principles.

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

Chicago, Illinois                                                   /s/ KPMG LLP
February 19, 1999, except for
Note 23, which is as of March 3, 1999

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                           ASSETS
Cash and due from banks.....................................    $   66,192    $   72,210
Interest-bearing deposits with banks........................         1,200        12,131
Federal funds sold..........................................            31           275
Investment securities:
  Available-for-sale, at fair value.........................       351,408       399,145
  Held-to-maturity, at amortized cost (fair value of $91,620 and $84,581 at December 31, 1998 and 1997,
     respectively)..........................................        89,753        83,251
Loans held for sale, net, at lower of cost or market........        42,257        31,771
Loans, net of allowance for loan losses of $24,599 and
  $25,813 at December 31, 1998 and 1997, respectively.......     1,269,125     1,146,853
Premises, leasehold improvements and equipment, net.........        22,702        22,713
Other real estate and repossessed assets, net...............         3,267         1,463
Goodwill and other intangibles, net of amortization of
  $4,683 and $2,235 at December 31, 1998 and 1997,
  respectively..............................................        32,053        34,356
Other assets................................................        32,342        51,543
                                                                ----------    ----------
     Total assets...........................................    $1,910,330    $1,855,711
                                                                ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................    $  350,711    $  340,419
  Interest-bearing..........................................     1,089,026     1,037,538
                                                                ----------    ----------
       Total deposits.......................................     1,439,737     1,377,957
Short-term borrowings.......................................       171,718       186,053
Accrued interest, taxes and other liabilities...............        22,242        19,874
Nonrecourse borrowings......................................            --        18,757
Notes payable...............................................       131,500       112,000
                                                                ----------    ----------
     Total liabilities......................................     1,765,197     1,714,641
                                                                ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
     authorized, Series A 9% noncumulative perpetual,
     1,530,000 shares issued and outstanding, $25 stated and
     redemption value.......................................        38,250        38,250
  Common stock, $.01 par value; 7,000,000 shares authorized,
     4,658,533 and 4,640,453 shares issued and outstanding
     at December 31, 1998 and 1997, respectively............            47            46
  Surplus...................................................        99,990        99,371
  Unearned compensation -- stock grants.....................        (2,083)       (2,656)
  Employee stock ownership plan loan........................          (576)           --
  Retained earnings.........................................         9,434         5,278
  Accumulated other comprehensive income....................            71           781
                                                                ----------    ----------
     Total stockholders' equity.............................       145,133       141,070
                                                                ----------    ----------
       Total liabilities and stockholders' equity...........    $1,910,330    $1,855,711
                                                                ==========    ==========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                     SUCCESSOR BASIS -- TAYLOR CAPITAL         PREDECESSOR BASIS --
                                                        GROUP, INC. -- CONSOLIDATED              COLE TAYLOR BANK
                                                     ----------------------------------    -----------------------------
                                                       FOR THE       FOR THE PERIOD OF     FOR THE PERIOD      FOR THE
                                                     YEAR ENDED        FEB. 12, 1997       OF JAN. 1, 1997    YEAR ENDED
                                                      DEC. 31,          TO DEC. 31,          TO FEB. 11,       DEC. 31,
                                                     -----------     ------------------    ---------------    ----------
                                                        1998                1997                1997             1996
                                                     -----------     ------------------    ---------------    ----------
Interest income:
  Interest and fees on loans.......................   $110,505            $ 95,356             $12,481         $110,582
  Interest and dividends on investment securities:
    Taxable........................................     21,702              23,086               2,606           22,987
    Tax-exempt.....................................      3,341               2,628                 431            3,839
  Interest on cash equivalents.....................        597               1,544                 124            1,489
                                                      --------            --------             -------         --------
      Total interest income........................    136,145             122,614              15,642          138,897
                                                      --------            --------             -------         --------
Interest expense:
  Deposits.........................................     48,056              45,275               5,614           53,518
  Short-term borrowings............................      9,969               8,870               1,026            8,719
  Notes payable....................................      7,384               6,313                 436            4,140
                                                      --------            --------             -------         --------
      Total interest expense.......................     65,409              60,458               7,076           66,377
                                                      --------            --------             -------         --------
Net interest income................................     70,736              62,156               8,566           72,520
Provision for loan losses..........................      5,135               4,061                 420            3,307
                                                      --------            --------             -------         --------
      Net interest income after provision for loan
        losses.....................................     65,601              58,095               8,146           69,213
                                                      --------            --------             -------         --------
Noninterest income:
  Service charges..................................      8,997               8,279               1,122            8,682
  Trust fees.......................................      3,971               3,331                 359            3,635
  Gain on sales of loans, net......................      3,621               2,598                 169              983
  Gain on sale of mortgage servicing rights........      1,462                  --                  --              451
  Gain on sale of merchant credit card program.....         --               1,230                  --               --
  Gain on sale of credit card loans................        686                  --                  --               --
  Investment securities gains, net.................         11                 401                  --               --
  Other noninterest income.........................      1,873               2,034                 280            2,073
                                                      --------            --------             -------         --------
      Total noninterest income.....................     20,621              17,873               1,930           15,824
                                                      --------            --------             -------         --------
Noninterest expense:
  Salaries and employee benefits...................     37,303              31,683               3,645           30,171
  Occupancy of premises, net.......................      7,158               5,298                 656            5,198
  Furniture and equipment..........................      3,413               3,262                 322            3,017
  Computer processing..............................      2,234               2,004                 222            2,033
  Legal fees.......................................      4,364               2,227                 194            1,473
  Advertising and public relations.................      1,807               1,713                 157            1,764
  Goodwill and other intangible amortization.......      2,448               2,253                  20              199
  Other noninterest expense........................     11,701              11,094               1,250           11,518
                                                      --------            --------             -------         --------
      Total noninterest expense....................     70,428              59,534               6,466           55,373
                                                      --------            --------             -------         --------
Income before income taxes.........................     15,794              16,434               3,610           29,664
Income taxes.......................................      6,353               6,321               1,328            9,971
                                                      --------            --------             -------         --------
Net income.........................................   $  9,441            $ 10,113             $ 2,282         $ 19,693
                                                      ========            ========             =======         ========
Preferred dividend requirements....................     (3,442)             (3,052)                 --               --
                                                      --------            --------
Net income applicable to common stockholders.......   $  5,999            $  7,061                  --               --
                                                      ========            ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                SUCCESSOR BASIS
  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD OF FEBRUARY 12, 1997 TO
                               DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              SERIES A 9%                                         EMPLOYEE
                             NONCUMULATIVE                                          STOCK                 ACCUMULATED
                               PERPETUAL                           UNEARNED       OWNERSHIP                  OTHER
                               PREFERRED     COMMON             COMPENSATION --     PLAN      RETAINED   COMPREHENSIVE
                                 STOCK       STOCK    SURPLUS    STOCK GRANTS       LOAN      EARNINGS      INCOME        TOTAL
                             -------------   ------   -------   ---------------   ---------   --------   -------------   --------
February 12, 1997 initial
  capitalization...........     $    --       $45     $98,288       $    --         $  --     $    --        $  --       $ 98,333
  Issuance of preferred
    stock..................      38,250               (2,144)                                                              36,106
  Amortization of preferred
    stock issuance costs...                              138                                     (138)                         --
  Issuance of stock
    grants.................                     1      3,089         (3,090)                                                   --
  Amortization of stock
    grants.................                                             434                                                   434
  Comprehensive income
    Net income.............                                                                    10,113                      10,113
    Unrealized holding gain
      on investment
      securities, net of
      income taxes.........                                                                                    781            781
                                                                                                                         --------
  Total comprehensive
    income.................                                                                                                10,894
                                                                                                                         --------
  Dividends:
    Preferred -- $1.994 per
      share................                                                                    (3,052)                     (3,052)
    Common -- $0.36 per
      share................                                                                    (1,645)                     (1,645)
                                -------       ---     -------       -------         -----     -------        -----       --------
Balance at December 31,
  1997.....................      38,250        46     99,371         (2,656)           --       5,278          781        141,070
  Amortization of preferred
    stock issuance costs...                              167                                     (167)                         --
  Issuance of stock
    grants.................                     1        452           (452)                                                    1
  Amortization of stock
    grants.................                                           1,025                                                 1,025
  Issuance of employee
    stock ownership plan
    loan...................                                                          (576)                                   (576)
  Comprehensive income
    Net income.............                                                                     9,441                       9,441
    Change in unrealized
      holding gain on
      investment
      securities, net of
      income taxes.........                                                                                   (710)          (710)
                                                                                                                         --------
  Total comprehensive
    income.................                                                                                                 8,731
                                                                                                                         --------
  Dividends:
    Preferred -- $2.25 per
      share................                                                                    (3,442)                     (3,442)
    Common -- $0.36 per
      share................                                                                    (1,676)                     (1,676)
                                -------       ---     -------       -------         -----     -------        -----       --------
Balance at December 31,
  1998.....................     $38,250       $47     $99,990       $(2,083)        $(576)    $ 9,434        $  71       $145,133
                                =======       ===     =======       =======         =====     =======        =====       ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     PREDECESSOR BASIS -- COLE TAYLOR BANK
             FOR THE PERIOD OF JANUARY 1, 1997 TO FEBRUARY 11, 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         ACCUMULATED
                                                                            OTHER
                                         COMMON              RETAINED   COMPREHENSIVE
                                          STOCK    SURPLUS   EARNINGS      INCOME        TOTAL
                                         -------   -------   --------   -------------   --------
Balance at December 31, 1995..........   $15,000   $50,826   $ 66,993      $   (78)     $132,741
  Tax benefit associated with exercise
     of common stock options..........               1,202                                 1,202
  Comprehensive income
     Net income.......................                         19,693                     19,693
     Change in unrealized holding loss
       on investment securities, net
       of income taxes................                                      (1,901)       (1,901)
                                                                                        --------
  Total comprehensive income..........                                                    17,792
                                                                                        --------
  Dividends on common stock -- $6.733
     per share........................                        (10,100)                   (10,100)
                                         -------   -------   --------      -------      --------
Balance at December 31, 1996..........    15,000    52,028     76,586       (1,979)      141,635
  Comprehensive income
     Net income.......................                          2,282                      2,282
     Change in unrealized holding loss
       on investment securities, net
       of income taxes................                                      (1,140)       (1,140)
                                                                                        --------
  Total comprehensive income..........                                                     1,142
                                         -------   -------   --------      -------      --------
Balance at February 11, 1997..........   $15,000   $52,028   $ 78,868      $(3,119)     $142,777
                                         =======   =======   ========      =======      ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SUCCESSOR BASIS -- TAYLOR
                                                              CAPITAL GROUP, INC. --            PREDECESSOR BASIS --
                                                                   CONSOLIDATED                   COLE TAYLOR BANK
                                                          ------------------------------    ----------------------------
                                                           FOR THE                                              FOR THE
                                                             YEAR        FOR THE PERIOD     FOR THE PERIOD       YEAR
                                                            ENDED       OF FEB. 12, 1997    OF JAN. 1, 1997      ENDED
                                                           DEC. 31,       TO DEC. 31,         TO FEB. 11,      DEC. 31,
                                                          ----------    ----------------    ---------------    ---------
                                                             1998             1997               1997            1996
                                                          ----------    ----------------    ---------------    ---------
Cash flows from operating activities:
  Net income...........................................   $   9,441        $   10,113          $  2,282        $  19,693
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Investment securities gains, net...................         (11)             (401)               --               --
    Amortization of premiums and discounts, net........       4,893               787                 6              769
    Deferred loan fee amortization.....................      (1,973)           (1,594)             (411)          (2,486)
    Provision for loan losses..........................       5,135             4,061               420            3,307
    Gain on sales of loans originated for sale.........      (6,314)           (3,663)             (137)          (1,628)
    Loss on sale of indirect auto loans................          --                --                --              767
    Loans originated and held for sale.................    (297,913)         (218,778)          (12,852)        (235,470)
    Proceeds from sales of loans originated for sale...     300,052           212,425            23,724          227,531
    Depreciation and amortization......................       4,033             3,578               238            3,021
    Amortization of intangible assets..................       2,448             2,253                20              199
    Charge in lieu of taxes resulting from recognition
      of acquired tax benefits.........................       1,323               634                --               --
    Deferred income taxes..............................      (1,591)             (589)             (325)             249
    (Gain) loss on sales of other real estate..........         (50)                4                93              (81)
    Provision for other real estate....................         111               252                --               72
    Other, net.........................................         508             1,190                65             (799)
    Changes in assets and liabilities
      Accrued interest receivable......................         736            (2,628)            2,534              465
      Other assets.....................................       1,930            (4,911)            4,582           (1,372)
      Accrued interest, taxes and other liabilities....       2,366               839               761            3,810
                                                          ---------        ----------          --------        ---------
        Net cash provided by operating activities......      25,124             3,572            21,000           18,047
                                                          ---------        ----------          --------        ---------
Cash flows from investing activities:
    Purchases of available-for-sale securities.........    (120,672)         (184,670)          (43,533)        (200,051)
    Purchases of held-to-maturity securities...........     (47,638)          (14,233)               --           (3,568)
    Proceeds from principal payments and maturities of
      available-for-sale securities....................     150,937           104,498             2,000          229,038
    Proceeds from principal payments and maturities of
      held-to-maturity securities......................      40,642             5,758             1,209            5,150
    Proceeds from sales of available-for-sale
      securities.......................................      12,011            52,821                --               --
    Proceeds from sales of held-to-maturity
      securities.......................................          --               333                --               --
    Net cash of Bank and Mortgage Company acquired in
      Split-Off Transactions...........................          --            62,503                --               --
    Proceeds from sale of new indirect auto loans......          --                --            66,570               --
    Net increase in loans..............................    (135,682)           (6,339)          (11,687)         (74,089)
    Proceeds from sale of CT Mortgage assets...........          --             8,703                --               --
    Net additions to premises, leasehold improvements
      and equipment....................................      (4,195)           (4,000)              (87)          (1,340)
    Acquisition of land trust customer base............        (145)               --                --               --
    Acquisition (disposition) of reverse exchange
      assets...........................................      18,757           (18,757)               --               --
    Loan issuance to Employee Stock Ownership Plan.....        (576)               --                --               --
    Proceeds from sales of other real estate...........       1,174               408                36            3,569
                                                          ---------        ----------          --------        ---------
        Net cash provided by (used in) investing
          activities...................................     (85,387)            7,025            14,508          (41,291)
                                                          ---------        ----------          --------        ---------

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                    STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                                            SUCCESSOR BASIS -- TAYLOR
                                                              CAPITAL GROUP, INC. --            PREDECESSOR BASIS --
                                                                   CONSOLIDATED                   COLE TAYLOR BANK
                                                          ------------------------------    ----------------------------
                                                           FOR THE                                              FOR THE
                                                             YEAR        FOR THE PERIOD     FOR THE PERIOD       YEAR
                                                            ENDED       OF FEB. 12, 1997    OF JAN. 1, 1997      ENDED
                                                           DEC. 31,       TO DEC. 31,         TO FEB. 11,      DEC. 31,
                                                          ----------    ----------------    ---------------    ---------
                                                             1998             1997               1997            1996
                                                          ----------    ----------------    ---------------    ---------
Cash flows from financing activities:
    Net increase (decrease) in deposits................      61,780            27,151           (56,094)          42,825
    Net (decrease) increase in short-term borrowings...     (14,335)          (56,576)           80,447          (39,851)
    Net (decrease) increase in nonrecourse
      borrowings.......................................     (18,757)           18,757                --               --
    Repayments of notes payable........................    (112,400)          (40,600)          (25,201)         (50,167)
    Proceeds from notes payable........................     131,900            92,600                --           75,250
    Net proceeds from issuance of preferred stock......          --            36,106                --               --
    Dividends paid.....................................      (5,118)           (3,419)               --          (10,100)
                                                          ---------        ----------          --------        ---------
        Net cash provided by (used in) financing
          activities...................................      43,070            74,019              (848)          17,957
                                                          ---------        ----------          --------        ---------
Net increase (decrease) in cash and cash equivalents...     (17,193)           84,616            34,660           (5,287)
Cash and cash equivalents, beginning of period.........      84,616                --            87,260           92,547
                                                          ---------        ----------          --------        ---------
Cash and cash equivalents, end of period...............   $  67,423        $   84,616          $121,920        $  87,260
                                                          =========        ==========          ========        =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...........................................   $  65,903        $   60,188          $  7,303        $  65,462
    Income taxes.......................................       7,031             7,171               997            8,299
Supplemental disclosures of noncash investing and
  financing activities:
  Unrealized holding gain (loss) on investment
    securities, net of income taxes....................        (710)              781            (1,140)          (1,901)
  Proceeds receivable on sale of new indirect auto
    loans..............................................          --                --                --           66,570
  Mortgage servicing rights originated.................         898               622               127            1,697
  Loans transferred to other real estate...............       3,039             1,188               138              734
  Tax benefit associated with exercise of common stock
    options............................................          --                --                --            1,202
  Fair value of Bank and Mortgage Company assets
    acquired...........................................   $      --        $1,775,581          $     --        $      --
  Fair value of CTFG stock exchanged...................          --            98,333                --               --
                                                          ---------        ----------          --------        ---------
  Bank and Mortgage Company liabilities assumed........   $      --        $1,677,248          $     --        $      --
                                                          =========        ==========          ========        =========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     The successor basis Taylor Capital Group, Inc. consolidated financial statements for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. (the "Mortgage Company") and CTRE, Inc (which was sold March 19, 1998, as described further in footnote 14). Taylor Capital Group, Inc. is a bank holding company which was formed by certain members of the Bank's management and related investors to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly-owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

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

     The predecessor basis Cole Taylor Bank financial statements report the financial position and results of operations of Cole Taylor Bank on its historical accounting basis. As a result of the Split-Off Transactions, the consolidated financial information of the Company for the year ended December 31, 1998 and for the period from February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general reporting practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a summary of the more significant accounting and reporting policies:

  CONSOLIDATION:

          The successor basis Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. and its wholly-owned subsidiaries, Cole Taylor Bank, CT Mortgage Company, Inc. and CTRE, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS:

          Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold. All federal funds are sold overnight with daily settlement required.

  INVESTMENT SECURITIES:

          Securities that may be sold as part of the Bank's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) losses on such securities are reported net of tax in a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. The Company and the Bank did not maintain a trading portfolio during the periods presented.

  LOANS HELD FOR SALE:

          Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Forward commitments to sell mortgage loans are used to manage the interest rate risk exposure of the mortgage banking activities. Net deferred origination fees and costs are recognized at the time of sale in the gain or loss determination.

  LOANS:

          Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates the interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans' yields.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) INCOME RECOGNITION ON IMPAIRED LOANS AND NONACCRUAL LOANS:

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

  PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

          Premises, leasehold improvements, and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to operating expense using the straight-line method for financial reporting purposes over a three to twenty-five year period, representing the estimated useful lives of the assets. Leasehold improvements are amortized over a one to twenty year period, which represents the shorter of the lease term or the estimated useful life of the improvement.

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

  MORTGAGE SERVICING RIGHTS:

          Mortgage servicing rights represent the servicing assets retained in the sale of mortgage loans originated by the Company. The cost of the mortgage is allocated between the loan and the related servicing rights based on their relative fair values at the date of sale. The fair value of the servicing rights is estimated using the present value of expected future cash flows based upon assumptions on interest, default and prepayment rates which are consistent with assumptions that market participants would utilize. The Company stratifies the servicing rights generally on the basis of the note rate and loan type for purposes of measuring impairment. Impairment is recognized through a valuation allowance for each impaired stratum. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income and the amortization reflected in the income statement as a reduction to mortgage servicing fee income.

  GOODWILL:

          Goodwill represents the excess of purchase price over the fair value of net assets acquired for the Bank. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The goodwill is being amortized using the straight-line method over fifteen years.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) OTHER ASSETS:

          Included in other assets at December 31, 1997 were assets related to reverse exchange transactions executed in connection with the Company's real estate trust services business. The Company acted as a "parking intermediary", temporarily acquiring certain assets until their sale to the ultimate owner. The acquisitions were funded entirely with nonrecourse borrowings. During the holding period the customers leased the assets at rentals approximating the debt service payments on the borrowings. The assets were not used in the operations of the Company and were carried at the lower of the acquisition price or estimated fair value. Assets related to the reverse exchange program comprised approximately $18.8 million of other assets at December 31, 1997 and collateralized nonrecourse borrowings of the same amount. Income and expense for these assets and borrowings were netted for purposes of the consolidated statement of operations and were included in trust fees. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary. A gain of $25,000 was realized as a result of the sale.

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

  INTEREST RATE CONTRACTS:

          The Company uses various interest rate contracts (floors and swaps) to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. The Company's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The cost of interest rate floor agreements is amortized as a reduction to interest income on loans over the life of the agreements. The fair value of

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) the floor and swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Gains or losses on termination of an agreement prior to maturity would be deferred and amortized as an adjustment to interest income or expense of the hedged assets or liability over the remaining term of the original contract life of the terminated agreement.

          In connection with the application of the purchase method of accounting for the Split-Off Transactions, the interest rate swap was recorded at its fair value ($400,000 discount) at February 12, 1997. The net interest income (expense) from the swap, which is a designated hedge against certain floating rate commercial loans, is accrued and included in loan interest income. The purchase accounting adjustment was accreted on a straight line basis over the remaining term of the swap, which matured December 6, 1998.

  COMPREHENSIVE INCOME:

          Effective January 1, 1998 , the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and unrealized gains and losses on available-for-sale securities. The statement of comprehensive income is included within the consolidated statements of changes in stockholders' equity -- successor basis and the statements of changes in stockholder's equity -predecessor basis. The adoption of SFAS No. 130 had no impact on any amounts previously reported as net income.

  SEGMENT REPORTING:

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 provides guidance for the way enterprises report information about operating segments in annual and interim financial statements.

          The Company's operations include two primary segments: banking and mortgage banking. Through its 12 banking branches located in the Chicago metropolitan area, the Company provides a full range of commercial and consumer banking services to small and mid size businesses. Mortgage banking activities include the origination of first mortgage loans for single family properties for sale into the secondary market as well as providing servicing of mortgage loans for others.

          The Company's two reportable segments are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment, through its wholesale origination operation, services a different customer base than the banking segment.

  RECLASSIFICATIONS:

          Amounts in the prior years' successor and/or predecessor basis financial statements are reclassified whenever necessary to conform with the current year's presentation.

3.  ACQUISITION OF COLE TAYLOR BANK AND CT MORTGAGE COMPANY, INC.:

     The Company acquired the Bank and Mortgage Company in the Split-Off Transactions which were consummated on February 12, 1997. The Bank is a $1.9 billion asset commercial bank. The Mortgage Company operated from early 1996 through mid-1997 and competed in the subprime residential mortgage market. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACQUISITION OF COLE TAYLOR BANK AND CT MORTGAGE COMPANY,
INC.: -- (CONTINUED)
results of operations of the Bank and Mortgage Company are included in the Company's consolidated financial statements from February 12, 1997.

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

     The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16). Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill, representing the excess cost over net assets acquired of the Bank, was $37.8 million and is reflected as goodwill in the consolidated financial statements. The goodwill is being amortized over 15 years using the straight-line method.

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

4.  CASH AND DUE FROM BANKS:

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The average reserve balance for the years ended December 31, 1998 and 1997 was approximately $11.8 million and $16.7 million, respectively.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENT SECURITIES:

     The amortized cost and estimated fair value of investment securities at December 31, 1998 and 1997 are as follows:

                                                   SUCCESSOR BASIS--TAYLOR CAPITAL GROUP, INC.--CONSOLIDATED
                                                                       DECEMBER 31, 1998
                                                  -----------------------------------------------------------
                                                                    GROSS           GROSS
                                                   AMORTIZED      UNREALIZED      UNREALIZED      ESTIMATED
                                                     COST           GAINS           LOSSES        FAIR VALUE
                                                  -----------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities......................   $110,019         $  859         $    --         $110,878
  U.S. government agency securities.............     51,287            125             (86)          51,326
  Collateralized mortgage obligations...........     91,696             52          (2,054)          89,694
  Mortgage-backed securities....................     98,296          1,466            (252)          99,510
                                                   --------         ------         -------         --------
     Total available-for-sale...................    351,298          2,502          (2,392)         351,408
                                                   --------         ------         -------         --------
Held-to-maturity:
  State and municipal obligations...............     74,609          2,752            (947)          76,414
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities.....................     14,319             --              --           14,319
  Other debt securities.........................        825             62              --              887
                                                   --------         ------         -------         --------
     Total held-to-maturity.....................     89,753          2,814            (947)          91,620
                                                   --------         ------         -------         --------
       Total....................................   $441,051         $5,316         $(3,339)        $443,028
                                                   ========         ======         =======         ========

                                                   SUCCESSOR BASIS--TAYLOR CAPITAL GROUP, INC.--CONSOLIDATED
                                                                       DECEMBER 31, 1997
                                                  -----------------------------------------------------------
                                                                    GROSS           GROSS
                                                   AMORTIZED      UNREALIZED      UNREALIZED      ESTIMATED
                                                     COST           GAINS           LOSSES        FAIR VALUE
                                                  -----------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities......................   $205,007         $  862         $   (85)        $205,784
  U.S. government agency securities.............     13,261            125             (41)          13,345
  Collateralized mortgage obligations...........     84,330             61            (374)          84,017
  Mortgage-backed securities....................     95,364          1,596            (961)          95,999
                                                   --------         ------         -------         --------
     Total available-for-sale...................    397,962          2,644          (1,461)         399,145
                                                   --------         ------         -------         --------
Held-to-maturity:
  State and municipal obligations...............     65,034          2,753          (1,468)          66,319
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities.....................     17,392             --              --           17,392
  Other debt securities.........................        825             46              (1)             870
                                                   --------         ------         -------         --------
     Total held-to-maturity.....................     83,251          2,799          (1,469)          84,581
                                                   --------         ------         -------         --------
       Total....................................   $481,213         $5,443         $(2,930)        $483,726
                                                   ========         ======         =======         ========

     The amortized cost and estimated fair value of debt securities at December 31, 1998, categorized by the earlier of call or contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENT SECURITIES: -- (CONTINUED)

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Available-for-sale:
  Due in one year or less...................................  $139,350      $139,962
  Due after one year through five years.....................    21,956        22,242
  Collateralized mortgage obligations.......................    91,696        89,694
  Mortgage-backed obligations...............................    98,296        99,510
                                                              --------      --------
     Totals.................................................  $351,298      $351,408
                                                              ========      ========
Held-to-maturity:
  Due in one year or less...................................  $  8,157      $  7,884
  Due after one year through five years.....................    32,920        33,880
  Due after five years through ten years....................    24,604        25,549
  Due after ten years.......................................     9,753         9,988
                                                              --------      --------
     Totals.................................................  $ 75,434      $ 77,301
                                                              ========      ========

     Gross gains of $11,000 and $405,000 and gross losses of $0 and $4,000 were realized on the sales of investment securities available-for-sale in 1998 and 1997, respectively. There were no sales of investment securities available-for-sale during 1996.

     During 1997, a held-to-maturity investment security with an amortized cost of $320,000 was sold resulting in a gain of $13,000. The investment security was sold due to a down grading of its credit quality.

     Included in the collateralized mortgage obligations are certain sequential paying obligations that were purchased at a significant premium. During 1998, prepayment activity, in excess of that originally expected, resulted in impairment charges of $667,000 and additional premium amortization of $1.4 million to reduce the yield of the securities to reflect actual payments received to date and expected future prepayments. These securities are backed by pools of single-family mortgage loans and guaranteed as to principal and interest by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

     Investment securities with an approximate book value of $253 million and $298 million at December 31, 1998 and 1997, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOANS:

     Loans classified by type at December 31, 1998 and 1997 are as follows:

                                                                   SUCCESSOR BASIS--
                                                              TAYLOR CAPITAL GROUP, INC.--
                                                                      CONSOLIDATED
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Commercial and industrial...................................   $  749,984      $  671,506
Real estate-construction....................................      232,018         179,855
Residential real estate-mortgages...........................      150,930         165,258
Home equity lines of credit.................................      106,521         104,287
Consumer....................................................       53,751          50,391
Other loans.................................................        1,806           2,448
                                                               ----------      ----------
     Gross loans............................................    1,295,010       1,173,745
Less: Unearned discount.....................................       (1,286)         (1,079)
                                                               ----------      ----------
     Total loans............................................    1,293,724       1,172,666
Less: Allowance for loan losses.............................      (24,599)        (25,813)
                                                               ----------      ----------
     Loans, net.............................................   $1,269,125      $1,146,853
                                                               ==========      ==========

     Information about the Company's loans on a nonaccrual basis for the periods indicated is as follows:

                                       SUCCESSOR BASIS -- TAYLOR CAPITAL           PREDECESSOR BASIS --
                                          GROUP, INC. -- CONSOLIDATED                COLE TAYLOR BANK
                                       ----------------------------------    --------------------------------
                                                          AT AND FOR THE     AT AND FOR THE
                                       AT AND FOR THE        PERIOD OF         PERIOD OF       AT AND FOR THE
                                         YEAR ENDED        FEB. 12, 1997      JAN. 1, 1997       YEAR ENDED
                                          DEC. 31,          TO DEC. 31,        TO FEB. 11         DEC. 31,
                                       ---------------    ---------------    --------------    --------------
                                            1998               1997               1997              1996
                                       ---------------    ---------------    --------------    --------------
                                                                   (IN THOUSANDS)
Recorded balance of nonaccrual loans,
  at end of period:..................      $11,365            $11,624           $11,162           $10,898
  Interest included in income........          287                 73                12                72
  Interest which would have been
     recognized under the original
     terms of the loans..............        1,313                967               197             1,015

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOANS: -- (CONTINUED)
     Information about the Company's impaired loans for the periods indicated is as follows:

                                          SUCCESSOR BASIS -- TAYLOR CAPITAL        PREDECESSOR BASIS --
                                             GROUP, INC. -- CONSOLIDATED             COLE TAYLOR BANK
                                          ---------------------------------   -------------------------------
                                                            AT AND FOR THE    AT AND FOR THE
                                          AT AND FOR THE       PERIOD OF        PERIOD OF      AT AND FOR THE
                                            YEAR ENDED       FEB. 12, 1997     JAN. 1, 1997      YEAR ENDED
                                             DEC. 31,         TO DEC. 31,       TO FEB. 11        DEC. 31,
                                          ---------------   ---------------   --------------   --------------
                                               1998              1997              1997             1996
                                          ---------------   ---------------   --------------   --------------
                                                                    (IN THOUSANDS)
Recorded balance of impaired loans, at
  end of period:
  With related allowance for loan
     loss...............................      $ 7,725           $ 5,901          $ 3,557          $ 3,697
  With no related allowance for loan
     loss...............................        5,755             8,011            7,708            7,646
                                              -------           -------          -------          -------
     Total..............................      $13,480           $13,912          $11,265          $11,343
                                              =======           =======          =======          =======
Average balance of impaired loans for
  the period............................      $13,696           $11,258          $11,304          $11,026
                                              =======           =======          =======          =======
Allowance for loan loss related to
  impaired loans........................      $ 2,752           $ 2,582          $ 1,711          $ 2,062
                                              =======           =======          =======          =======
Interest income recognized on impaired
  loans.................................      $   190           $   217          $    --          $   115

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

     Activity in the allowance for loan losses for the periods indicated consisted of the following:

                                       SUCCESSOR BASIS -- TAYLOR CAPITAL           PREDECESSOR BASIS --
                                          GROUP, INC. -- CONSOLIDATED                COLE TAYLOR BANK
                                       ----------------------------------    --------------------------------
                                                          FOR THE PERIOD        FOR THE
                                           FOR THE          OF FEB. 12,        PERIOD OF          FOR THE
                                         YEAR ENDED           1997 TO         JAN. 1, 1997       YEAR ENDED
                                          DEC. 31,           DEC. 31,          TO FEB. 11         DEC. 31,
                                       ---------------    ---------------    --------------    --------------
                                            1998               1997               1997              1996
                                       ---------------    ---------------    --------------    --------------
                                                                   (IN THOUSANDS)
Balance at beginning of period.......      $25,813            $24,607           $24,184           $23,869
Provision for loan losses............        5,135              4,061               420             3,307
Loans charged-off....................       (7,587)            (3,530)             (275)           (3,829)
Recoveries on loans previously
  charged-off........................        1,238                675               243               837
                                           -------            -------           -------           -------
Net charge-offs......................       (6,349)            (2,855)              (32)           (2,992)
                                           -------            -------           -------           -------
Balance at end of period.............      $24,599            $25,813           $24,572           $24,184
                                           =======            =======           =======           =======

     The Company has extended loans to directors and executive officers of the Bank, the Parent and their related interests. The aggregate loans outstanding to the directors and executive officers of the Company and their related interests, which individually exceeded $60,000, totaled $22.5 and $18.9 million at December 31, 1998 and 1997, respectively. During 1998 and 1997, new loans totaled $9.8 million and $2.6 million,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOANS: -- (CONTINUED)
respectively and repayments totaled $6.2 million and $3.1 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility.

7.  PREMISES, LEASEHOLD IMPROVEMENT AND EQUIPMENT

     Premises, leasehold improvements and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                              SUCCESSOR BASIS --
                                                                TAYLOR CAPITAL
                                                                GROUP, INC. --
                                                                 CONSOLIDATED
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $ 3,332    $ 3,316
Buildings and improvements..................................    8,438      8,385
Leasehold improvements......................................    5,095      4,493
Furniture, fixtures and equipment...........................   12,421     10,070
                                                              -------    -------
     Total cost.............................................   29,286     26,264
Less accumulated depreciation and amortization..............   (6,584)    (3,551)
                                                              -------    -------
     Net book value.........................................  $22,702    $22,713
                                                              =======    =======

8.  OTHER REAL ESTATE AND REPOSSESSED ASSETS:

     Activity in the allowance for other real estate for the periods indicated are as follows:

                                         SUCCESSOR BASIS -- TAYLOR CAPITAL         PREDECESSOR BASIS --
                                            GROUP, INC. -- CONSOLIDATED              COLE TAYLOR BANK
                                         ----------------------------------    ----------------------------
                                                            FOR THE PERIOD        FOR THE
                                           FOR THE           OF FEB. 12,         PERIOD OF        FOR THE
                                          YEAR ENDED           1997 TO          JAN. 1, 1997     YEAR ENDED
                                           DEC. 31,            DEC. 31,          TO FEB. 11       DEC. 31,
                                         ------------      ----------------    --------------    ----------
                                             1998                1997               1997            1996
                                         ------------      ----------------    --------------    ----------
                                                                   (IN THOUSANDS)
Balance at beginning of period.......       $ 286                $ 99               $104             587
Provision for other real estate......         111                 252                 --              72
Charge-offs..........................        (144)                (65)                (5)           (555)
                                            -----                ----               ----           -----
Balance at end of period.............       $ 253                $286               $ 99           $ 104
                                            =====                ====               ====           =====

9.  AUTO LOAN SALE:

     In anticipation of the Split-Off Transactions a portion of the Bank's indirect new car loan portfolio, which was included within the Bank's consumer loan portfolio, was sold to an unaffiliated third party for $66.6 million. A loss of $767,000 was recognized on the sale and reflected in other noninterest expense in 1996. Proceeds related to the sale were received January 2, 1997.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10.  MORTGAGE SERVICING RIGHTS

     At December 31, 1998 and 1997 mortgage loans serviced for others totaled $69 million and $311 million, respectively. A summary of the activity related to mortgage servicing rights is as follows:

                                         SUCCESSOR BASIS -- TAYLOR CAPITAL         PREDECESSOR BASIS --
                                            GROUP, INC. -- CONSOLIDATED              COLE TAYLOR BANK
                                         ----------------------------------    ----------------------------
                                                            FOR THE PERIOD        FOR THE
                                           FOR THE           OF FEB. 12,         PERIOD OF        FOR THE
                                          YEAR ENDED           1997 TO          JAN. 1, 1997     YEAR ENDED
                                           DEC. 31,            DEC. 31,          TO FEB. 11       DEC. 31,
                                         ------------      ----------------    --------------    ----------
                                             1998                1997               1997            1996
                                         ------------      ----------------    --------------    ----------
                                                                   (IN THOUSANDS)
Book value, at beginning of period...      $ 2,471              $2,414             $2,344          $  895
Originated mortgage servicing rights
  capitalized........................          898                 622                127           1,697
Originated mortgage servicing rights
  sold...............................       (2,370)                 --                 --              --
Amortization of mortgage servicing
  rights.............................          (86)               (565)               (57)           (248)
                                           -------              ------             ------          ------
Book value, at end of period.........      $   913              $2,471             $2,414          $2,344
                                           =======              ======             ======          ======
Impairment valuation allowance, at
  beginning of period................      $   119              $   66             $   66          $   --
Valuation allowance on mortgage
  servicing rights sold..............         (119)                 --                 --              --
Additions charged to operations......          329                  53                 --              66
                                           -------              ------             ------          ------
Impairment valuation allowance, at
  end of period......................      $   329              $  119             $   66          $   66
                                           =======              ======             ======          ======
Carrying value, at end of period.....      $   584              $2,352             $2,348          $2,278
                                           =======              ======             ======          ======
Fair value, at end of period.........      $   584              $2,451             $2,350          $2,280
                                           =======              ======             ======          ======

     On January 30, 1998, the Bank sold approximately $274 million of mortgage loans serviced for others. The mortgage servicing rights were obtained through loan origination by the Bank where the loan was subsequently sold. The sale resulted in a gain of $1,462,000.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11.  INTEREST-BEARING DEPOSITS:

     Interest-bearing deposits at December 31, 1998 and 1997 are summarized as follows:

                                                              SUCCESSOR BASIS - TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
NOW accounts................................................  $  120,900    $  100,309
Savings accounts............................................     107,274       112,978
Money market deposits.......................................     234,197       240,294
Certificates of deposit, less than $100,000.................     302,348       288,168
Certificates of deposit, $100,000 or more...................     146,425       129,062
Public time deposits........................................     121,614        96,844
Brokered certificates of deposit............................      56,268        69,883
                                                              ----------    ----------
          Total.............................................  $1,089,026    $1,037,538
                                                              ==========    ==========

     Interest expense on certificates of deposit, $100,000 or more, was $5.9 million, $5.3 million, $566,400, and $4.3 million for the year ended December 31, 1998, the period of February 12, 1997 to December 31, 1997, the period of January 1, 1997 to February 11, 1997 and for the year ended December 31, 1996, respectively.

     At December 31, 1998 the scheduled maturities of certificates of deposit, public time deposits and brokered certificates of deposit are as follows:

YEAR                                                                AMOUNT
----                                                                ------
                                                                (IN THOUSANDS)
1999........................................................       $565,774
2000........................................................         51,796
2001........................................................          5,681
2002........................................................          1,440
2003........................................................          1,923
and thereafter..............................................             41
                                                                   --------
          Total.............................................       $626,655
                                                                   ========

12.  SHORT-TERM BORROWINGS:

     Short-term borrowings at December 31, 1998 and 1997 are summarized as follows:

                                                              SUCCESSOR BASIS --
                                                                TAYLOR CAPITAL         PREDECESSOR
                                                                GROUP, INC. --        BASIS -- COLE
                                                                 CONSOLIDATED          TAYLOR BANK
                                                              ------------------    -----------------
                                                                     1998                 1997
                                                              ------------------    -----------------
                                                                          (IN THOUSANDS)
Securities sold under agreements to repurchase..............       $115,610             $169,550
Federal funds purchased.....................................         51,225               11,450
U.S. Treasury tax and loan note option......................          4,883                5,053
                                                                   --------             --------
          Total.............................................       $171,718             $186,053
                                                                   ========             ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                          SUCCESSOR BASIS -- TAYLOR
                                            CAPITAL GROUP, INC. --
                                                 CONSOLIDATED            PREDECESSOR BASIS -- COLE TAYLOR BANK
                                        ------------------------------   --------------------------------------
                                         FOR THE     FOR THE PERIOD OF   FOR THE PERIOD OF
                                        YEAR ENDED   FEB. 12, 1997 TO     JAN. 1, 1997 TO    FOR THE YEAR ENDED
                                         DEC. 31,        DEC. 31,            FEB. 11,             DEC. 31,
                                        ----------   -----------------   -----------------   ------------------
                                           1998            1997                1997                 1996
                                        ----------   -----------------   -----------------   ------------------
                                                                (DOLLARS IN THOUSANDS)
Daily average balance during the
  period..............................   $156,642    $         165,321       $150,478             $126,484
Daily average rate during the
  period..............................       4.89%                5.11%          5.19%                5.46%
Maximum amount outstanding at any
  month end...........................   $180,194    $         203,898       $147,082             $144,825

     Under the treasury tax and loan note option, the Company is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities.

     At December 31, 1998, the Company had unused lines of credit for short-term borrowings with various entities totaling $520 million, subject to acceptable collateral availability.

13.  INCOME TAXES:

     The components of the income tax expense (benefit) for the periods indicated are as follows:

                                            SUCCESSOR BASIS -- TAYLOR CAPITAL          PREDECESSOR BASIS --
                                               GROUP, INC. -- CONSOLIDATED               COLE TAYLOR BANK
                                            ----------------------------------   --------------------------------
                                            FOR THE YEAR    FOR THE PERIOD OF    FOR THE PERIOD OF   FOR THE YEAR
                                                ENDED        FEB. 12, 1997 TO     JAN. 1, 1997 TO       ENDED
                                              DEC. 31,           DEC. 31,            FEB. 11,          DEC. 31,
                                            -------------   ------------------   -----------------   ------------
                                                1998               1997                1997              1996
                                            -------------   ------------------   -----------------   ------------
                                                                       (IN THOUSANDS)
Current tax expense (benefit):
  Federal.................................     $6,646             $6,241              $1,353            $8,863
  State...................................        (25)                35                 300               859
                                               ------             ------              ------            ------
          Total...........................      6,621              6,276               1,653             9,722
                                               ------             ------              ------            ------
Deferred tax expense (benefit):
  Federal.................................     (1,591)              (589)               (325)              249
Charge in lieu of taxes resulting from
  recognition of acquired tax benefits....      1,323                634                  --                --
                                               ------             ------              ------            ------
       Applicable income taxes............     $6,353             $6,321              $1,328            $9,971
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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCOME TAXES: -- (CONTINUED)
     Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% in 1998, 1997 and 1996 to income before income taxes because of the following:

                                    SUCCESSOR BASIS -- TAYLOR CAPITAL            PREDECESSOR BASIS -- COLE
                                       GROUP, INC. -- CONSOLIDATED                      TAYLOR BANK
                                  --------------------------------------   --------------------------------------
                                                       FOR THE PERIOD OF   FOR THE PERIOD OF
                                  FOR THE YEAR ENDED   FEB. 12, 1997 TO     JAN. 1, 1997 TO    FOR THE YEAR ENDED
                                       DEC. 31,            DEC. 31,            FEB. 11,             DEC. 31,
                                  ------------------   -----------------   -----------------   ------------------
                                         1998                1997                1997                 1996
                                  ------------------   -----------------   -----------------   ------------------
                                                                  (IN THOUSANDS)
Federal income tax expense at
  statutory rate................        $5,528              $5,752              $1,264              $10,382
Increase (decrease) in taxes
  resulting from:
  Tax-exempt interest income,
     net of disallowed interest
     deduction..................        (1,348)             (1,130)               (162)              (1,372)
  Goodwill amortization.........           798                 787                  --                   --
  State taxes, net..............           (16)                 23                 195                  558
  Charge in lieu of state taxes,
     net........................           860                 634                  --                   --
  Other, net....................           531                 255                  31                  403
                                        ------              ------              ------              -------
          Total.................        $6,353              $6,321              $1,328              $ 9,971
                                        ======              ======              ======              =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCOME TAXES: -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                SUCCESSOR BASIS --
                                                                      TAYLOR
                                                              CAPITAL GROUP, INC. --
                                                                   CONSOLIDATED
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Fixed assets, principally due to differences in
     depreciation...........................................   $ 1,215       $1,068
  Loans, principally due to allowance for loan losses.......     9,799       10,372
  State net operating loss carryforwards....................       685        1,203
  Deferred income, principally net loan origination fees....     1,276        1,116
  Employee benefits.........................................     1,261          634
  Other real estate.........................................       100          113
  Other accruals............................................       329          524
                                                               -------       ------
     Gross deferred tax assets..............................    14,665       15,030
  Less valuation allowance..................................    (1,420)      (1,788)
                                                               -------       ------
     Gross deferred tax assets, net of valuation
      allowance.............................................    13,245       13,242
                                                               -------       ------
DEFERRED TAX LIABILITIES:
  Discount accretion........................................      (124)        (104)
  Business combination......................................    (1,850)      (2,295)
  Mortgage servicing rights.................................      (232)        (933)
                                                               -------       ------
     Gross deferred tax liabilities.........................    (2,206)      (3,332)
                                                               -------       ------
       Subtotal.............................................    11,039        9,910
                                                               -------       ------
  Tax effect of unrealized holding losses on investment
     securities.............................................       (38)        (402)
                                                               -------       ------
       Net deferred tax assets..............................   $11,001       $9,508
                                                               =======       ======

     The Company has net operating loss carryforwards for Illinois state income tax purposes of approximately $14 million at December 31, 1998, expiring 2004 through 2005. A valuation allowance was established for the acquired state tax benefits at the acquisition date to reduce the deferred tax asset to an amount which is more likely than not to be realized. At December 31, 1998, $700,000 of the valuation allowance relates to the acquired state tax benefits. Future reductions in that portion of the valuation allowance, if appropriate, would reduce the goodwill recognized in connection with the acquisition of the Bank.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

14.  NONRECOURSE BORROWINGS

     Nonrecourse borrowings consisted of the following at December 31, 1997:

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
                                                                     =======

     Nonrecourse borrowings consisted of debt incurred or assumed in connection with the acquisition of certain other assets related to the Company's reverse exchange program. Funds were used to acquire assets where the Company acted as a "parking intermediary", temporarily holding the property until sale to its ultimate owner. The borrowings were obtained from banks and the customers initiating the transactions and were collateralized by the assets acquired. The sole remedy of the third-party lender in event of nonpayment of the loan was the asset pledged as collateral. During the holding period, the customers leased the assets at rentals approximating the debt service payments on the nonrecourse borrowings. Income and expense for these assets and borrowings were netted for purposes of the consolidated statement of operations and were included in trust fees. On March 19, 1998, the Company sold the subsidiary (CTRE, Inc.) within which the reverse exchange business was conducted. All assets and borrowings of the subsidiary were sold with the subsidiary.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

15.  NOTES PAYABLE:

     Notes payable at December 31, 1998 and 1997 are as follows:

                                                               SUCCESSOR BASIS --
                                                                 TAYLOR CAPITAL
                                                                 GROUP, INC. --
                                                                  CONSOLIDATED
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
TAYLOR CAPITAL GROUP, INC.:
$25 million term loan bearing interest at prime rate or
  LIBOR plus 1.15%, annual principal reductions of $1
  million commencing 1999 and a balloon payment of $22
  million on February 12, 2002; interest rates at December
  31, 1998 and 1997 were 6.42% and 7.12%, respectively......  $ 25,000    $ 25,000
$12 million revolving credit facility bearing interest at
  prime rate or LIBOR plus 1.15%, maturing September 1,
  1999; weighted average interest rates at December 31, 1998
  and 1997 were 6.43% and 7.02%, respectively...............     1,500       2,000
COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) -- various advances ranging
  from $25 million to $30 million due at various dates
  through October 2000 and $30 million due February 2008,
  callable by the FHLB annually beginning February 1999,
  collateralized by $210.3 million of qualified first
  mortgage residential loans and FHLB stock; weighted
  average interest rates at December 31, 1998 and 1997 were
  5.23% and 6.04%, respectively.............................   105,000      85,000
                                                              --------    --------
     Total..................................................  $131,500    $112,000
                                                              ========    ========

     In October 1998, the Taylor Capital Group, Inc. loan agreement was extended, effective September 1, 1998 to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, as reflected in the above table, the loan agreement, including the $25 million term loan, is now secured by the common stock owned by the Bank. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of December 31, 1998, the Company was not aware of any instances of non-compliance.

     Following are the scheduled maturities of notes payable, categorized by the earlier of call or contractual maturity, at December 31, 1998:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
1999......................................................       $ 82,500
2000......................................................         26,000
2001......................................................          1,000
2002......................................................         22,000
2003......................................................             --
Thereafter................................................             --
                                                                 --------
     Total................................................       $131,500
                                                                 ========

16.  EMPLOYEE BENEFIT PLANS:

     The employees of the Company participate in employee benefit plans consisting of a 401(k)/profit-sharing and Employee Stock Ownership Plan (the "401(k) and ESOP Plan"). Company contributions are at

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

16.  EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. For the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 contributions paid to the Plan were $2.3 million and $1.5 million, respectively. Contributions paid to the Plan by the predecessor Bank during the year ended December 31, 1996 were $1.2 million. The 401(k) and ESOP Plan owned 366,820 shares and 344,024 shares of the Company's common stock as of December 31, 1998 and 1997, respectively. These shares are held in trust for the participants by the Plan's trustee (Cole Taylor
Bank). As of December 31, 1998 40,597 shares of the Company's common stock owned by the ESOP were unallocated and committed to be released.

     In November 1998, the Parent Company leveraged its 401(k) and ESOP Plan. The 401(k) and ESOP Plan entered into a Loan and Pledge Agreement (ESOP loan) with the Parent Company whereby the Parent Company financed the 401(k) and ESOP Plan the sum of $576,000 to enable the 401(k) and ESOP Plan to purchase 24,000 shares of Company common stock from related parties of the Company. The ESOP loan calls for equal principal payments of $115,000 and the interest accrued on the unpaid principal balance commencing annually on December 15, 1999, with a maturity date of December 15, 2003. The ESOP loan bears interest at the annual interest rate of 7.75% and is collateralized by the 24,000 shares of Company common stock purchased by the ESOP. As of December 31, 1998, the common stock purchased is unallocated and is being held by the ESOP trustee. As principal and interest on the loan are repaid, shares held as collateral will be released. The ESOP loan will be repaid from Bank contributions and/or dividends on unallocated shares. No dividends have been paid to the ESOP during 1998 subsequent to the leverage transaction.

     As of December 31, 1998 the Company is obligated to purchase shares of Company stock from terminated employees related to "put" rights. As of December 31, 1998, the Company is obligated to purchase 14,042 shares, which will be valued by an independent third party appraisal. These shares upon purchase will be immediately contributed to the Company's 401(k) and ESOP Plan.

     In 1997 and 1998, the Company acted as a self-insurer for employee's medical insurance whereby it assumed limited liabilities with the excess liability assumed by underwriters. Claims for employees are charged to operations during the year. For the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997, employee claims totaled $938,000 and $1.1 million, respectively. Employee claims for the predecessor Bank totaled $1.0 million for the year ended December 31, 1996.

     Beginning January 1, 1999 the Company has contracted with a third party carrier for employee's medical insurance and as a result will no longer act as a self-insurer.

17.  INCENTIVE COMPENSATION PLAN:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and stock awards. Under the Plan, 563,066 shares of common stock have been reserved.

  STOCK OPTIONS:

     Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant, as determined by an independent appraisal. The stock options vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. Upon death, disability, retirement or change of control of the Company (as defined) vesting is accelerated to 100%. The Company has elected to account for the stock options using the intrinsic value method and accordingly no compensation expense was recognized in connection with the granting of the stock options.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17.  INCENTIVE COMPENSATION PLAN: -- (CONTINUED)
          The following is a summary of stock option activity for 1998 and the period of February 12, 1997 to December 31, 1997:

                                                              SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                                 GROUP, INC. -- CONSOLIDATED
                                                              ---------------------------------
                                                              NUMBER OF     WEIGHTED -- AVERAGE
                                                                SHARES        EXERCISE PRICE
                                                              ----------    -------------------
Options outstanding at February 12, 1997....................        --                --
Granted.....................................................   163,889            $22.00
Exercised...................................................        --                --
Forfeited...................................................    (9,408)            22.00
                                                               -------
Options outstanding at December 31, 1997....................   154,481             22.00
Granted.....................................................   100,619             24.98
Exercised...................................................      (128)            22.00
Forfeited...................................................   (24,536)            22.82
                                                               -------
Options outstanding at December 31, 1998....................   230,436            $23.24
                                                               =======

     As of December 31, 1998 there are 26,973 shares which are exercisable at an exercise price of $22.00. There were no shares exercisable as of December 31, 1997.

     The grant date fair value of stock options granted to employees during the year, the significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect of the fair value accounting for stock options under SFAS No. 123 are as follows:

                                                              SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                                 GROUP, INC. -- CONSOLIDATED
                                                              ---------------------------------
                                                                                FOR THE PERIOD
                                                              FOR THE YEAR            OF
                                                                  ENDED        FEB. 12, 1997 TO
                                                              DEC. 31, 1998     DEC. 31, 1997
                                                              -------------    ----------------
Grant date fair value per share.............................    $   7.47           $  7.39
Significant assumptions:
  Risk-free interest rate at grant date.....................        5.00%             6.00%
  Expected stock price volatility...........................       25.00%            25.00%
  Expected dividend payout..................................        1.64%             1.64%
  Expected option life......................................     7 years           7 years
Net income (in thousands):
  As reported...............................................    $  9,441           $10,113
  Pro forma.................................................    $  9,280           $10,044

RESTRICTED STOCK AWARDS:

     During 1998 and 1997, 18,080 and 140,453 shares of common stock, respectively, were awarded under restricted stock agreements. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control of the Company. If a participant terminates employment prior to the end of the continuous service period, the entire stock award is forfeited. The unearned compensation related to the restricted stock grants is reported in stockholders' equity. Compensation expense equal to the fair market value at the date of grant is being recognized over the vesting period. For the year ended December 31, 1998 and the period of February 12, 1997 to December 31, 1997, compensation expense

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17. INCENTIVE COMPENSATION PLAN: -- (CONTINUED) related to the stock awards totaled $1,026,000 and $434,000, respectively. The Company has 158,533 restricted stock awards outstanding as of December 31, 1998.

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

  COMMON STOCK:

     The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

19.  COMMITMENTS AND FINANCIAL INSTRUMENTS:

  COMMITMENTS:

     The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the principal offices of both the Company and the Bank. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 was approximately $3.0 million and $2.4 million, respectively. The predecessor Bank's total rental expense for the period of January 1, 1997 to February 11, 1997 and the year ended December 31, 1996 was approximately $290,000, and $2.3 million, respectively.

     Estimated future minimum rental commitments under these operating leases as of December 31, 1998 are as follows:

                                YEAR                                  AMOUNT
                                ----                                  ------
                                                                  (IN THOUSANDS)
    1999........................................................     $ 2,025
    2000........................................................       2,063
    2001........................................................       1,756
    2002........................................................       1,467
    2003........................................................       1,477
    Thereafter..................................................      12,912
                                                                     -------
         Total..................................................     $21,700
                                                                     =======

  FINANCIAL INSTRUMENTS:

     The Company is party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, interest-rate exchange contracts (swaps), interest rate floor contracts and forward commitments to sell loans. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Bank's net interest income will be adversely affected.

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

     The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instrument outstanding. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

19. COMMITMENTS AND FINANCIAL INSTRUMENTS: -- (CONTINUED) is represented by the contractual notional amount of these instruments. For interest rate floor agreements, interest-rate exchange contracts (swaps), and forward commitments to sell loans the contract or notional amounts substantially exceed actual exposure to credit loss.

     At December 31, 1998 and 1997, the contractual or notional amounts were as follows:

                                                                      SUCCESSOR BASIS --
                                                                TAYLOR CAPITAL GROUP, INC. --
                                                                         CONSOLIDATED
                                                                ------------------------------
                                                                    1998              1997
                                                                ------------      ------------
                                                                        (IN THOUSANDS)
Financial instruments wherein contract amounts represent
  credit risk:
  Commitments to extend credit..............................      $578,002          $613,095
  Standby letters of credit.................................        41,228            63,800
Financial instruments wherein notional amounts exceed the
  amount of credit risk:
  Interest rate floor agreement.............................      $ 50,000          $     --
  Interest rate exchange agreements (swaps).................            --            25,000
  Forward commitments to sell loans.........................        28,000            14,000

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

     Interest rate floor agreements provide for the receipt of payments when the three month LIBOR rate is below a predetermined interest rate floor. The Bank has entered into an agreement based on a $50 million notional amount to manage interest rate risk on certain variable rate loans. The original term of this agreement is two years and matures on June 26, 2000 with a strike rate of 6.0%.

     An interest-rate exchange contract (swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The Bank's objective in holding interest-rate swaps is interest rate risk management. The Bank entered into an agreement based on a $25 million notional amount to assume variable-market indexed interest payments in exchange for fixed-rate interest payments. The original term of this agreement was five years and the fixed-rate component received was 5.32%. The variable-interest rate component paid was based on three-month LIBOR and was approximately 5.94% as of December 31, 1997. The agreement matured December 6, 1998.

     The Company enters into forward commitments to sell loans to manage the interest rate risk exposure of mortgage banking activities. The hedging activity helps to protect the Company from a risk that the market value of mortgage loans intended to be sold will be adversely affected by changes in interest rates. At December 31, 1998, the Company's forward commitments to sell loans had delivery commitments expiring within three months. Gross unrealized losses on forward sale commitments, based on dealer-quoted prices, approximated $63,000 at December 31, 1998.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. For the Company, a significant portion of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company's financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Significant estimations and present value calculations were used by the Company for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

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

  LOANS:

          Fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities.

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

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

          The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS: -- (CONTINUED) fair value of these commitments is not material. The fair value of interest rate swap agreements and interest rate floor agreements is estimated using quoted market prices for similar instruments.

     The estimated fair values of the Company's financial instruments are as follows:

                                                             SUCCESSOR BASIS --
                                                       TAYLOR CAPITAL GROUP, INC. --
                                                                CONSOLIDATED
                                            ----------------------------------------------------
                                               DECEMBER 31, 1998           DECEMBER 31, 1997
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                            ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.............    $   67,423    $   67,423    $   84,616    $   84,616
  Investment securities.................       441,161       443,028       482,396       483,726
  Loans, net of allowance...............     1,311,382     1,318,874     1,178,624     1,177,267
                                            ----------    ----------    ----------    ----------
     Total financial assets.............    $1,819,966    $1,829,325    $1,745,636    $1,745,609
                                            ==========    ==========    ==========    ==========
Financial Liabilities:
  Deposits without stated maturities....    $  813,082    $  813,082    $  794,000    $  794,000
  Deposits with stated maturities.......       626,655       627,086       583,957       584,311
  Short-term borrowings.................       171,718       171,718       186,053       186,053
  Nonrecourse borrowings................            --            --        18,757        18,757
  Notes payable.........................       131,500       131,410       112,000       111,981
                                            ----------    ----------    ----------    ----------
     Total financial liabilities........    $1,742,955    $1,743,296    $1,694,767    $1,695,102
                                            ==========    ==========    ==========    ==========
Off-Balance Sheet Financial Instruments:
  Interest rate floor agreements........    $      316    $      743    $       --    $       --
  Interest rate swap agreements (1).....            --            --          (218)         (152)
  Commitments to extend credit..........            --            --            --            --
  Letter of credit......................            --            --            --            --
                                            ----------    ----------    ----------    ----------
     Total off-balance sheet financial
       instruments......................    $      316    $      743    $     (218)   $     (152)
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

21.  REGULATORY DISCLOSURES:

     The Parent Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

21.  REGULATORY DISCLOSURES: -- (CONTINUED)
on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 1998, the Parent Company is categorized as "adequately-capitalized" and the Bank is categorized as "well-capitalized".

     As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized "well-capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's and the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are presented in the following table.

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                FOR CAPITAL             PROMPT CORRECTIVE
                                            ACTUAL           ADEQUACY PURPOSES          ACTION PROVISION
                                       ----------------   ------------------------   -----------------------
                                        AMOUNT    RATIO      AMOUNT        RATIO       AMOUNT        RATIO
                                       --------   -----   ------------   ---------   -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
As of December 31, 1998:
  Total Capital (to Risk Weighted Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........  $131,218    9.02%    > $116,405     > 8.00%            NA
  Cole Taylor Bank...................   154,943   10.67     >  116,144     > 8.00      > 145,507     > 10.00%
  Tier I Capital (to Risk Weighted Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........   112,951    7.76%    >   58,203     > 4.00%            NA
  Cole Taylor Bank...................   136,717    9.42     >   58,072     > 4.00      >  87,304     >  6.00%
  Leverage (to Average Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........   112,951    6.17%    >   73,204     > 4.00%            NA
  Cole Taylor Bank...................   136,717    7.33     >   74,655     > 4.00      >  91,506     >  5.00%

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

21.  REGULATORY DISCLOSURES: -- (CONTINUED)

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                FOR CAPITAL             PROMPT CORRECTIVE
                                            ACTUAL           ADEQUACY PURPOSES          ACTION PROVISION
                                       ----------------   ------------------------   -----------------------
                                        AMOUNT    RATIO      AMOUNT        RATIO       AMOUNT        RATIO
                                       --------   -----   ------------   ---------   -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........  $122,432    9.21%    > $106,370     > 8.00%            NA
  Cole Taylor Bank...................   148,043   11.16     >  106,135     > 8.00      > 132,669     > 10.00%
  Tier I Capital (to Risk Weighted Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........   105,698    7.95%    >   53,185     > 4.00%            NA
  Cole Taylor Bank...................   131,348    9.90     >   53,068     > 4.00      >  79,601     >  6.00%
  Leverage (to Average Assets)
  Successor Basis -- Taylor Capital
  Group, Inc. -- Consolidated........   105,698    5.85%    >   72,318     > 4.00%            NA
  Cole Taylor Bank...................   131,348    7.26     >   72,319     > 4.00      >  90,399     >  5.00%

22.  PARENT COMPANY ONLY:

     Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
                           ASSETS
Noninterest-bearing deposits with subsidiary Bank...........    $  1,617    $  1,612
Investment in subsidiaries..................................     169,614     167,461
Other assets................................................       3,170       1,615
                                                                --------    --------
     Total assets...........................................    $174,401    $170,688
                                                                ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued interest, taxes and other liabilities...............    $  2,768    $  2,618
Notes payable...............................................      26,500      27,000
Stockholders' equity........................................     145,133     141,070
                                                                --------    --------
     Total liabilities and stockholders' equity.............    $174,401    $170,688
                                                                ========    ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

22.  PARENT COMPANY ONLY -- (CONTINUED):
                              STATEMENTS OF INCOME

                                                                           FOR THE
                                                              FOR THE      PERIOD
                                                                YEAR     OF FEB. 12,
                                                               ENDED       1997 TO
                                                              DEC. 31,    DEC. 31,
                                                                1998        1997
                                                              --------   -----------
                                                                  (IN THOUSANDS)
Income:
  Dividends from subsidiary Bank............................  $14,500      $ 8,000
  Interest..................................................       --          140
                                                              -------      -------
     Total income...........................................   14,500        8,140
                                                              -------      -------
Expenses:
  Interest..................................................    1,894        1,898
  Salaries and employee benefits............................    1,837        2,141
  Legal fees................................................    3,299          674
  Other.....................................................    1,289        1,130
                                                              -------      -------
     Total expenses.........................................    8,319        5,843
                                                              -------      -------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................    6,181        2,297
Income tax benefit..........................................    2,886        1,946
Equity in undistributed net income of subsidiaries..........      374        5,870
                                                              -------      -------
     Net income.............................................  $ 9,441      $10,113
                                                              =======      =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

22.  PARENT COMPANY ONLY -- (CONTINUED):
                            STATEMENTS OF CASH FLOWS

                                                                 FOR THE       FOR THE PERIOD
                                                               YEAR ENDED     OF FEB. 12, 1997
                                                              DEC. 31, 1998   TO DEC. 31, 1997
                                                              -------------   ----------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................     $ 9,441          $ 10,113
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of other assets...........................         370               327
     Amortization of unearned compensation..................         237                58
     Equity in undistributed net income of subsidiaries.....        (374)           (5,870)
     Other, net.............................................          23                21
     Changes in assets and liabilities:
       Other assets.........................................      (3,622)           (1,602)
       Other liabilities....................................         149             1,340
                                                                 -------          --------
          Net cash provided by operating activities.........       6,224             4,387
                                                                 -------          --------
Cash flows from investing activities:
  Purchase of Bank and Mortgage Company.....................          --           (62,101)
  Advances to subsidiaries..................................          --           (14,600)
  Repayments of advances to subsidiaries....................          --            14,600
  Loan issuance to Employee Stock Ownership Plan............        (576)               --
  Other, net................................................         (25)             (361)
                                                                 -------          --------
          Net cash used in investing activities.............        (601)          (62,462)
                                                                 -------          --------
Cash flows from financing activities:
  Dividends paid............................................      (5,118)           (3,419)
  Repayments of notes payable...............................      (2,400)           (5,600)
  Proceeds from notes payable...............................       1,900            32,600
  Net proceeds from issuance of preferred stock.............          --            36,106
                                                                 -------          --------
          Net cash (used in) provided by financing
             activities.....................................      (5,618)           59,687
                                                                 -------          --------
Net increase in cash and cash equivalents...................           5             1,612
                                                                 -------          --------
Cash and cash equivalents, beginning of period..............       1,612                --
                                                                 -------          --------
Cash and cash equivalents, end of period....................     $ 1,617          $  1,612
                                                                 =======          ========

     The Bank is subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1998, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $8.3 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

23.  LITIGATION:

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

23.  LITIGATION: -- (CONTINUED)
related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to September 1998.

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

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recision of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action in Texas that is described below.

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

     On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above lawsuits from prosecuting their cases on account of the pending adversary proceedings by the Reliance Estate Representative that are

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

23.  LITIGATION: -- (CONTINUED)
described below. The Company expects that the Bankruptcy Court's order will be amended in the near future to preliminarily enjoin the remaining plaintiffs from prosecuting their cases.

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. Motions to consolidate the two adversary proceedings and to have the adversary cases heard by the District Court, as opposed to the Bankruptcy Court, are pending.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On March 3, 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction.

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

     The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company has and will incur significant costs with respect to such lawsuits.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

23.  LITIGATION: -- (CONTINUED)
     The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the business, financial condition, liquidity or operating results of the Company.

24.  SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED):

     The following is selected data summarizing the results of operation for each quarter in the years ended December 31, 1998 and 1997:

                                                             SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP,
                                                                             INC. --
                                                                CONSOLIDATED -- 1998 QUARTER ENDED
                                                            ------------------------------------------
                                                            MAR. 31    JUN. 30    SEPT. 30    DEC. 31
                                                            --------   --------   ---------   --------
                                                                          (IN THOUSANDS)
Interest income...........................................  $33,808    $34,022     $34,276    $34,039
Interest expense..........................................   16,304     16,575      16,755     15,775
                                                            -------    -------     -------    -------
     Net interest income..................................   17,504     17,447      17,521     18,264
Provision for loan losses.................................      750      1,500       1,050      1,835
Investment securities gains, net..........................       --         --          --         11
Non interest income.......................................    5,927      4,840       4,549      5,294
Non interest expense......................................   16,288     18,266      17,392     18,482
                                                            -------    -------     -------    -------
     Income before income taxes...........................    6,393      2,521       3,628      3,252
     Income taxes.........................................    2,512      1,143       1,445      1,253
                                                            -------    -------     -------    -------
Net income................................................  $ 3,881    $ 1,378     $ 2,183    $ 1,999
                                                            =======    =======     =======    =======

                                            PREDECESSOR
                                              BASIS --
                                            COLE TAYLOR
                                                BANK         SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. --
                                                1997                CONSOLIDATED -- 1997 QUARTER ENDED
                                           --------------   --------------------------------------------------
                                           JAN. 1-FEB. 11   FEB. 12-MAR. 31    JUN. 30    SEPT. 30    DEC. 31
                                           --------------   ----------------   --------   ---------   --------
                                                                     (IN THOUSANDS)
Interest income..........................     $15,642           $17,804        $34,639     $35,801    $34,370
Interest expense.........................       7,076             8,643         17,095      17,978     16,742
                                              -------           -------        -------     -------    -------
     Net interest income.................       8,566             9,161         17,544      17,823     17,628
Provision for loan losses................         420               484            904       1,769        904
Investment securities gains, net.........          --                --             --         329         72
Non interest income......................       1,930             2,350          4,566       6,084      4,472
Non interest expense.....................       6,466             8,184         16,940      17,230     17,180
                                              -------           -------        -------     -------    -------
     Income before income taxes..........       3,610             2,843          4,266       5,237      4,088
     Income taxes........................       1,328               835          1,853       2,128      1,505
                                              -------           -------        -------     -------    -------
Net income...............................     $ 2,282           $ 2,008        $ 2,413     $ 3,109    $ 2,583
                                              =======           =======        =======     =======    =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

25.  COMPREHENSIVE INCOME:

     The following table presents comprehensive income for the periods indicated:

                                                             SUCCESSOR BASIS --
                                                               TAYLOR CAPITAL
                                                               GROUP, INC. --      PREDECESSOR BASIS --
                                                                CONSOLIDATED         COLE TAYLOR BANK
                                                            --------------------   ---------------------
                                                                        FOR THE     FOR THE
                                                            FOR THE    PERIOD OF   PERIOD OF    FOR THE
                                                              YEAR     FEB. 12,     JAN. 1,      YEAR
                                                             ENDED      1997 TO     1997 TO      ENDED
                                                            DEC. 31,   DEC. 31,    FEB. 11,    DEC. 31,
                                                            --------   ---------   ---------   ---------
                                                              1998       1997        1997        1996
                                                            --------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
Net income, as reported...................................  $ 9,441     $10,113     $ 2,282     $19,693
Other comprehensive income:
  Change in unrealized gains (losses) on
     available-for-sale securities........................   (1,062)      1,584      (1,890)     (3,221)
  Less: reclassification adjustment for gains included in
     net income...........................................      (11)       (401)         --          --
                                                            -------     -------     -------     -------
                                                             (1,073)      1,183      (1,890)     (3,221)
  Income tax expense (benefit) related to other
     comprehensive income.................................     (363)        402        (750)     (1,320)
                                                            -------     -------     -------     -------
  Other comprehensive income, net of tax..................     (710)        781      (1,140)     (1,901)
                                                            -------     -------     -------     -------
     Total comprehensive income...........................  $ 8,731     $10,894     $ 1,142     $17,792
                                                            =======     =======     =======     =======

26.  SEGMENT REPORTING:

     The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Bank. The accounting policies of the two segments are the same as those described in the summary of significant accounting and reporting policies. The Bank evaluates segment performance based on profit or loss before income taxes. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Bank accounts for intersegment revenue and transfers at current market prices.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

26.  SEGMENT REPORTING: -- (CONTINUED)
     The following tables present reportable segment information for the periods indicated:

                                     SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                -----------------------------------------------------------------------
                                                                     FOR THE PERIOD OF FEB. 12, 1997 TO
                                 FOR THE YEAR ENDED DEC. 31, 1998              DEC. 31, 1997
                                ----------------------------------   ----------------------------------
                                             MORTGAGE                             MORTGAGE
                                 BANKING     BANKING      TOTAL       BANKING     BANKING      TOTAL
                                ----------   --------   ----------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Net interest income...........  $   70,072   $ 2,531    $   72,603   $   62,523   $ 1,164    $   63,687
Noninterest income............      14,871       272        15,143       14,955       382        15,337
Depreciation and
  amortization................       3,879       154         4,033        3,347       199         3,546
Other significant noncash
  items:
  Provision for loan losses...       5,012        88         5,100        3,790       106         3,896
  Gain on sales of loans,
     net......................         679     3,628         4,307           (6)    1,972         1,966
  Gain on sale of mortgage
     servicing rights.........          --     1,462         1,462           --        --            --
  Impairment of mortgage
     servicing rights.........          --       329           329           --        53            53
Income taxes..................       8,995       285         9,280        9,407    (1,197)        8,210
Segment net income (loss).....  $   14,389   $   516    $   14,905   $   16,486   $(2,235)   $   14,251
                                ==========   =======    ==========   ==========   =======    ==========
Segment average assets........  $1,790,892   $71,892    $1,862,784   $1,808,161   $37,243    $1,845,404
                                ==========   =======    ==========   ==========   =======    ==========

                                                 PREDECESSOR BASIS -- COLE TAYLOR BANK
                                -----------------------------------------------------------------------
                                  FOR THE PERIOD OF JAN. 1, 1997
                                         TO FEB. 11, 1997             FOR THE YEAR ENDED DEC. 31, 1996
                                ----------------------------------   ----------------------------------
                                             MORTGAGE                             MORTGAGE
                                 BANKING     BANKING      TOTAL       BANKING     BANKING      TOTAL
                                ----------   --------   ----------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Net interest income...........  $    8,345   $    221   $    8,566   $   71,063   $ 1,457    $   72,520
Noninterest income............       1,681         80        1,761       13,777       679        14,456
Depreciation and
  amortization................         192         12          204        2,810       211         3,021
Other significant noncash
  items:
  Provision for loan losses...         486        (66)         420        3,122       185         3,307
  Gain on sales of loans,
     net......................          --        169          169          700       283           983
  Gain on sale of mortgage
     servicing rights.........          --         --           --           --       451           451
  Impairment of mortgage
     servicing rights.........          --         --           --           --        66            66
Income taxes..................       1,517       (180)       1,337       10,608      (637)        9,971
Segment net income (loss).....  $    2,585   $   (339)  $    2,246   $   20,878   $(1,198)   $   19,680
                                ==========   ========   ==========   ==========   =======    ==========
Segment average assets........  $1,613,155   $158,128   $1,771,283   $1,776,120   $41,009    $1,817,129
                                ==========   ========   ==========   ==========   =======    ==========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

26.  SEGMENT REPORTING: -- (CONTINUED)
     The following tables reconcile segment information to the financial statements for the periods indicated:

                                       SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                 -------------------------------------------------------------------------
                                                                         FOR THE PERIOD OF FEB. 12, 1997
                                  FOR THE YEAR ENDED DEC. 31, 1998              TO DEC. 31, 1997
                                 -----------------------------------   -----------------------------------
                                 REPORTABLE             CONSOLIDATED   REPORTABLE             CONSOLIDATED
                                  SEGMENTS     OTHER       TOTALS       SEGMENTS     OTHER       TOTALS
                                 ----------   -------   ------------   ----------   -------   ------------
                                                              (IN THOUSANDS)
Net interest income............  $   72,603   $(1,867)   $   70,736    $   63,687   $(1,531)   $   62,156
Noninterest income.............      15,143        38        15,181        15,337        (9)       15,328
Depreciation and
  amortization.................       4,033        --         4,033         3,546        32         3,578
Other significant noncash
  items:
  Provision for loan losses....       5,100        35         5,135         3,896       165         4,061
  Gain on sales of loans,
     net.......................       4,307        --         4,307         1,966       632         2,598
  Gain on sale of mortgage
     servicing rights..........       1,462        --         1,462            --        --            --
  Impairment of mortgage
     servicing rights..........         329        --           329            53        --            53
Income taxes...................       9,280    (2,927)        6,353         8,210    (1,889)        6,321
Net income (loss)..............  $   14,905   $(5,464)   $    9,441    $   14,251   $(4,138)   $   10,113
                                 ==========   =======    ==========    ==========   =======    ==========
Average assets.................  $1,862,784   $ 6,680    $1,869,464    $1,845,404   $29,963    $1,875,367
                                 ==========   =======    ==========    ==========   =======    ==========

     For the year ended December 31, 1998 and for the period of February 12, 1997 to December 31, 1997 amounts presented in the other columns represent the operations of the Parent Company, the Mortgage Company, and CTRE, Inc. which have not been defined as reportable segments.

                                                PREDECESSOR BASIS -- COLE TAYLOR BANK
                                 --------------------------------------------------------------------
                                 FOR THE PERIOD OF JAN. 1, 1997
                                        TO FEB. 11, 1997            FOR THE YEAR ENDED DEC. 31, 1996
                                 -------------------------------   ----------------------------------
                                 REPORTABLE                        REPORTABLE
                                  SEGMENTS    OTHER     TOTALS      SEGMENTS     OTHER      TOTALS
                                 ----------   -----   ----------   -----------   ------   -----------
                                                            (IN THOUSANDS)
Net interest income............  $    8,566    $--    $    8,566   $   72,520     $--     $   72,520
Noninterest income.............       1,761     --         1,761       14,456      --         14,456
Depreciation and
  amortization.................         204     34           238        3,021      --          3,021
Other significant noncash
  items:
  Provision for loan losses....         420     --           420        3,307      --          3,307
  Gain on sales of loans,
     net.......................         169     --           169          983      --            983
  Gain on sale of mortgage
     servicing rights..........          --     --            --          451      --            451
  Impairment of mortgage
     servicing rights..........          --     --            --           66      --             66
Income taxes...................       1,337     (9)        1,328        9,971      --          9,971
Net income.....................  $    2,246    $36    $    2,282   $   19,680     $13     $   19,693
                                 ==========    ===    ==========   ==========     ===     ==========
Average assets.................  $1,771,283    $--    $1,771,283   $1,817,129     $--     $1,817,129
                                 ==========    ===    ==========   ==========     ===     ==========

                           TAYLOR CAPITAL GROUP, INC.
                                    PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Jeffrey W. Taylor(1).................  46    Chairman of the Board, Chief Executive Officer and
                                             Director of the Company, Chairman of the Board and
                                             Director of the Bank and Director of the Mortgage
                                             Company
Bruce W. Taylor(1)...................  43    President and Director of the Company, President,
                                             Director and Chief Executive Officer of the Bank and
                                             Director of the Mortgage Company
John Christopher Alstrin(1)..........  52    Chief Financial Officer and Director of the Company, the
                                             Bank and the Mortgage Company
Daniel S. Bleil......................  42    Group Senior Vice President -- Strategic Business
                                             Initiatives of the Bank and Director of the Company
Adelyn Dougherty(2)..................  68    Director of the Company
Ronald Emanuel(3)....................  53    Director of the Company
Edward T. McGowan(3).................  63    Director of the Company
Melvin E. Pearl(2)...................  63    Director of the Company
Richard W. Tinberg(2)(3).............  48    Director of the Company
Mark L. Yeager.......................  49    Director of the Company

---------------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee

     JEFFREY W. TAYLOR is Chairman of the Board, Chief Executive Officer and a Director of the Company and Chairman of the Board and a Director of both the Bank and the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as Chairman and Chief Executive Officer of CTFG and Chairman and Chief Executive Officer of the Bank. From 1991 to February 1994, Mr. Taylor served as Vice Chairman of CTFG and Chairman and Chief Executive Officer of the Bank. Mr. Taylor began his career with the Bank in 1978 as associate General Counsel and has held several management positions with the Bank since that time. Mr. Taylor is the son of Sidney J. Taylor and the brother of Bruce W. Taylor.

     BRUCE W. TAYLOR is President and a Director of the Company and President and Chief Executive Officer of the Bank and a Director of both the Bank and the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as President of CTFG in addition to President and Chief Executive Officer of the Bank. From 1991 to February 1994, Mr. Taylor served as Vice Chairman of CTFG and President and Chief Operating Officer of the Bank. Mr. Taylor began working for Cole Taylor Bank in 1979 and has held several management positions with the Bank since that time. Mr. Taylor is the son of Sidney J. Taylor and the brother of Jeffrey W. Taylor.

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

     JOHN CHRISTOPHER ALSTRIN is a Director and the Chief Financial Officer of the Company. Mr. Alstrin was formerly the Chief Financial Officer of CTFG from August 1995 until the closing of the Split-Off Transactions. Mr. Alstrin also has been Chief Financial Officer of the Bank since August 1995 and has served as a director of the Mortgage Company since its inception. From March 1989 to June 1994, Mr. Alstrin was the Chief Financial Officer and the Chief Investment Officer of the Farm & Home Financial Corp., a financial services corporation.

     DANIEL S. BLEIL was the Group Senior Vice President -- Strategic Business Initiatives of the Bank and a Director of the Company. In March 1999, Mr. Bleil resigned as an employee of the Bank and continues to serve as a Director of the Company. Mr. Bleil was formerly the Group Senior Vice President -- Strategic Business Initiatives of CTFG from August 1996 until the closing of the Split-Off Transactions. Mr. Bleil began his career with the Bank in 1983 and has held several management positions since that time.

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

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Chief Executive Officer and the three other executive officers of the Company (collectively, the "Named Officers") in 1998 and 1997. The Company was incorporated on October 9, 1996 and commenced operations in February 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                   ANNUAL COMPENSATION                 COMPENSATION
                                            ----------------------------------   ------------------------
                                                                                 RESTRICTED
                                                                     OTHER         STOCK      SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                                   ANNUAL        AWARD      UNDERLYING    COMPENSATION
POSITION                             YEAR    SALARY     BONUS     COMPENSATION     (#)(1)     OPTIONS(#)        (2)
------------------                   ----   --------   --------   ------------   ----------   -----------   ------------
Jeffrey W. Taylor,                   1998   $444,510   $ 50,868          --            --           --        $ 46,625(3)
Chairman of the Board                1997    358,623    240,255          --            --           --        $ 43,265
and Executive Officer of the
Company
Bruce W. Taylor,                     1998    439,818     48,868          --            --           --        $ 38,130(4)
President of the Company             1997    350,063    237,875          --            --           --        $ 37,782
Sidney J. Taylor(7),                 1998    300,000     16,300          --            --           --        $163,859(5)
Chairman of the Executive            1997    264,808     16,560          --            --           --        $171,674
Committee of the Company
J. Christopher Alstrin,              1998    230,906     41,780          --            --        6,200        $  2,598(6)
Chief Financial Officer of           1997    196,615     67,500     $45,700        18,182        6,200        $ 31,245
the Company

---------------
 (1) As of December 31, 1998, Mr. Alstrin was the only Named Officer that held any restricted common stock of the Company. Mr. Alstrin's 18,182 shares of restricted stock, which were issued in 1997, had an aggregate fair value of $490,914 at December 31, 1998. This fair value was calculated by using a per share value of $27, as determined by a third party appraisal. Dividends on the restricted shares are paid to Mr. Alstrin as they are declared.

 (2) As of March 1999, the Company had not completed its 1998 contribution allocation to the Named Officers in connection with the Company's deferred compensation plan and 401(k)/Profit Sharing and ESOP Plan. Therefore, these amounts have not been included in the "All Other Compensation" column for 1998.

 (3) Includes $1,228 for reimbursement of premiums paid by Mr. Taylor for split-dollar and $45,397 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

 (4) Includes $994 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $37,136 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

 (5) Includes $84,320 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $79,539 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

 (6) Includes $450 for reimbursement of premiums paid by Mr. Alstrin for split-dollar life insurance and $2,148 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Alstrin.

 (7) Mr. Taylor resigned as Chairman of the Executive Committee and as a Director of the Company and the Bank in February 1999.

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

     The following table provides information on grants of stock options in 1998 to the Named Officers pursuant to the Company's 1998 Incentive Compensation Plan. The Company has never granted any of the Named Officers stock appreciation rights.

                             OPTION GRANTS IN 1998

                               INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                         ------------------------------                                  VALUE AT ASSUMED
                            NUMBER OF       % OF TOTAL                                ANNUAL RATES OF STOCK
                           SECURITIES        OPTIONS                                  PRICE APPRECIATION FOR
                           UNDERLYING       GRANTED TO                                   OPTION TERMS(1)
                         OPTIONS GRANTED   EMPLOYEES IN     EXERCISE     EXPIRATION   ----------------------
         NAME                (#)(2)            1998       PRICE ($/SH)      DATE       5% ($)      10% ($)
         ----            ---------------   ------------   ------------   ----------   ---------   ----------
Jeffrey W. Taylor.....           --              --            --              --           --           --
Bruce W. Taylor.......           --              --            --              --           --           --
Sidney J. Taylor......           --              --            --              --           --           --
J. Christopher
  Alstrin.............        6,200            6.2%           $25         2/26/08      $97,479     $247,030

---------------

(1) Potential realizable value is presented net of the option exercise price. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, are dependent on the future performance of the Common Stock and the option holder's continued employment throughout the vesting period.

(2) These non-qualified options were granted under the Company's Incentive Compensation Plan. The stock options vest over a five year period at 20% per year. Upon death, disability, retirement or change of control of the Company (as defined) vesting is accelerated to 100%.

     The following table provides information on the unexercised options of the Named Officers outstanding as of December 31, 1998. None of the Named Officers exercised any options during 1998.

                          YEAR END 1998 OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                      OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                 DECEMBER 31, 1998(#)            DECEMBER 31, 1998(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Jeffrey W. Taylor..........................        --              --              --               --
Bruce W. Taylor............................        --              --              --               --
Sidney J. Taylor...........................        --              --              --               --
J. Christopher Alstrin.....................     1,240          11,160          $6,200          $37,200

---------------
(1) This value is calculated by subtracting the exercise price per share from the fair value at December 31, 1998, of the Company's common stock of $27, as determined by a third party appraisal.

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

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

SEVERANCE POLICY

     The Company has established a severance policy to provide certain benefits to senior managers. The policy covers Jeffrey Taylor, Bruce Taylor, J. Christopher Alstrin, and certain other senior managers. The policy provides that upon termination other than for cause or performance, each senior manager will be entitled to severance payments which will range from the amount of such senior manager's base salary to one and one-half times such senior manager's base salary. In addition, said severance will include an amount equal to the performance bonus payable to such senior manager in the year immediately preceding termination (the "Past Performance Amount"). The senior manager will also receive medical benefits and outplacement assistance for a defined period following termination.

CHANGE OF CONTROL POLICY

     The Company has established a change of control policy to provide certain benefits to J. Christopher Alstrin and certain other senior managers. The policy provides that upon termination due to a change of control of the Company, any stock options held by the said senior manager will be fully exercizable and any contributions to the Company's deferred compensation plan will become fully vested. In addition, each senior manager will receive a change of control severance payment in an amount which will range from one and one-half times such senior manager's base salary plus the Past Performance Amount to two and one-half times base salary plus the Past Performance Amount. The senior manager will also receive medical benefits and outplacement assistance for a defined period following termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the Common Stock of the Company beneficially owned as of March 17, 1999 by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each Named Officer and (iv) all directors and executive officers of the Company as a group. Collectively, such stockholders set forth below, together with Cindy Taylor Bleil, who beneficially owns 113,360 shares, constitute the "Taylor Group." Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, will have sole investment and voting power with respect to such shares, subject to community property laws where

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

applicable. Except as set forth below, the address of each of the stockholders named below is the Company's principal executive and administrative office.

                                                              NUMBER OF SHARES        PERCENT OF
NAME                                                         BENEFICIALLY OWNED    COMMON STOCK (1)
----                                                         ------------------    ----------------
Iris A. Taylor(2)..........................................      2,755,006               59.1%
Sidney J. Taylor(3)........................................        595,650               12.8
Jeffrey W. Taylor(4).......................................        255,130                5.5
Bruce W. Taylor............................................        267,630                5.7
J. Christopher Alstrin.....................................         18,182                  *
Company's 401(K)/Profit Sharing and Employee Stock
  Ownership Plan...........................................        366,820                7.9
Melvin E. Pearl(5).........................................          2,000                  *
Adelyn Dougherty...........................................          2,000                  *
Ronald Emanuel.............................................          2,000                  *
Edward McGowan.............................................          2,000                  *
Richard Tinberg............................................          2,000                  *
Mark L. Yeager.............................................          2,000                  *
Daniel Bleil...............................................            700                  *
All directors and executive officers as a group (11
  persons).................................................      1,149,292               24.7

---------------

* Less than 1%.

(1) Percentage of beneficial ownership is based on 4,658,533 shares of common stock of the Company outstanding as of March 17, 1999.

(2) Excludes 595,650 shares beneficially owned by Iris A. Taylor's husband, Sidney J. Taylor, of which shares Iris Taylor disclaims beneficial ownership. Includes an aggregate 1,781,000 shares held by various Taylor Family Trusts, including 633,960 shares held by the Shirley Tark Grandchildren Trust dated January 20, 1978; 783,960 shares held by the Shirley Tark Great Grandchildren Trust dated January 20, 1978; 152,200 shares held by the Lillian M. Tark Trust dated October 26, 1971 and 210,880 shares held by the Annual Gift Trusts dated December 14, 1982 July 10, 1983, November 10, 1985, November 18, 1985, December 15, 1987 and August 1, 1988; over all of which Iris A. Taylor has sole voting and investment power. Also includes 974,006 shares held by the Taylor Family Partnership, L.P. (the "Taylor Family Partnership"), over which Iris Taylor has sole voting and investment power.

(3) Excludes 2,755,006 shares beneficially owned by Sidney J. Taylor's wife, Iris A. Taylor, of which shares Sidney J. Taylor disclaims beneficial ownership. Includes 547,320 shares held in the Sidney J. Taylor Trust dated September 17, 1976, over which Sidney J. Taylor has sole voting and investment power.

(4) Includes 40,700 shares held in trust for the benefit of Mr. Taylor's spouse and 700 shares held by Mr. Taylor's children.

(5) Mr. Pearl disclaims beneficial ownership of 60,380 shares which are held by the 12/17/92 Gift Trust of which Mr. Pearl serves as a Trustee. Mr. Pearl's address is c/o Katten Muchin & Zavis, 525 West Monroe Street, Suite 1600, Chicago, Illinois 60661.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the directors and officers of the Company and of the Bank and members of their immediate families, and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in certificates of deposit. Management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of the Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the

                           TAYLOR CAPITAL GROUP, INC.
                                    PART III

time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. All future material transactions and loans, and any forgiveness of loans, will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. As of December 31, 1998, the aggregate outstanding amount of all loans which individually exceed $60,000 to officers and directors of the Company, and members of their immediate families and firms and corporations in which they have at least a 10% beneficial interest was approximately $22.5 million. The Company relies on its directors and executive officers for identification of loans to their related interests.

     The Company's primary insurance brokers are Dann Brothers, Inc., which provides property and casualty insurance brokerage services. Each of Russell Dann and Scott Dann, the brothers-in-law of Jeffrey W. Taylor, beneficially owns approximately 25% of the capital stock of Dann Brothers, Inc. For the year ended December 31, 1998, the Company paid total premiums of approximately $599,000 to Dann Brothers, Inc. in connection with various insurance policies.

     Two of the Company's primary legal counsel are Katten, Muchin & Zavis and McDermott, Will & Emery. Mr. Melvin E. Pearl, a Director of the Company, is a Partner with the law firm of Katten, Muchin & Zavis and Mark L. Yeager, a Director of the Company, is a Partner with the law firm of McDermott, Will & Emery. For the year ended December 31, 1998, the Company paid legal fees to Katten, Muchin, & Zavis and McDermott, Will, & Emery totaling approximately $857,000 and $3,231,000, respectively.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)(1)  THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED ON PAGES 56
        THROUGH 97 OF THIS REPORT:
        Balance Sheets -- Successor Basis -- Taylor Capital Group,
        Inc. -- Consolidated December 31, 1998 and 1997
        Statements of Income -- Successor Basis -- Taylor Capital
        Group, Inc. -- Consolidated For the Year Ended December 31,
        1998 and for the Period of February 12, 1997 to December 31,
        1997; Predecessor Basis -- Cole Taylor Bank -- For the
        Period of January 1, 1997 to February 11, 1997, and for the
        Year ended December 31, 1996
        Statement of Changes in Stockholders' Equity -- Successor
        Basis -- Taylor Capital Group, Inc. -- Consolidated For the
        Year Ended December 31, 1998 and For the Period of February
        12, 1997 to December 31, 1997; Predecessor Basis -- Cole
        Taylor Bank -- For the Period January 1, 1996 to February
        11, 1997
        Statements of Cash Flows -- Successor Basis -- Taylor
        Capital Group, Inc. -- Consolidated For the Year Ended
        December 31, 1998 and For the Period of February 12, 1997 to
        December 31, 1997; Predecessor Basis -- Cole Taylor Bank --
        For the Period of January 1, 1997 to February 11, 1997, and
        For the Year ended December 31, 1996
        Notes to Financial Statements
        Independent Auditors' Report -- KPMG LLP
(a)(2)  NO FINANCIAL STATEMENT SCHEDULES ARE INCLUDED BECAUSE SUCH
        SCHEDULES ARE NOT REQUIRED OR THE INFORMATION REQUIRED HAS
        BEEN PRESENTED IN THE AFOREMENTIONED FINANCIAL STATEMENTS.
(a)(3)  EXHIBITS:

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
3.1       Certificate of Incorporation of the        Incorporated by reference to Exhibit
            Registrant                                 3.1.1 to the Registration Statement on
                                                       Form S-1 (No.333-14713)
3.2       Certificate of Designation of the          Incorporated by reference to Exhibit
            Preferred Stock                            3.1.2 to the Registration Statement on
                                                       Form S-1 (No.333-14713)
3.3       Bylaws of the Registrant                   Incorporated by reference to Exhibit 3.2
                                                       to the Registration Statement on Form
                                                       S-1 (No.333-14713)
4.1       Specimen of Certificate for the 9%         Incorporated by reference to Exhibit 4
            Noncumulative Perpetual Preferred          to the Registration Statement on Form
            Stock, Series A                            S-1 (No.333-14713)
10.1      Loan Agreement Between LaSalle National    Incorporated by reference to Exhibit
            Bank and Taylor Capital Group, Inc.        10.1 to the Registration Statement on
                                                       Form S-1 (No.333-14713)
10.2      Safekeeping Agreement Between LaSalle      Incorporated by reference to Exhibit
            National Bank and Taylor Capital           10.1(a) to the Registration Statement
            Group, Inc.                                on Form S-1 (No.333-14713)
10.3      First Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the March 31, 1997 Form 10-Q
            Taylor Capital Group, Inc.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
10.4      Second Amendment to Loan Agreement         Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.4 to the December 31, 1997 Form
            Taylor Capital Group, Inc.                 10-K
10.5      Third Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the March 31, 1998 Form 10-Q
            Taylor Capital Group, Inc.
10.6      Fourth Amendment to Loan Agreement         Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the June 30, 1998 Form 10-Q
            Taylor Capital Group, Inc.
10.7      Fifth Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.2 to the June 30, 1998 Form 10-Q
            Taylor Capital Group, Inc.
10.8      Sixth Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the September 30, 1998 Form
            Taylor Capital Group, Inc.                 10-Q
10.9      Amended and Restated Third Party           Incorporated by reference to Exhibit
            Safekeeping Agreement                      10.2 to the September 30, 1998 Form
                                                       10-Q
10.10     Security Agreement and Assignment of       Incorporated by reference to Exhibit
            European American Bank Safekeeping         10.3 to the September 30, 1998 Form
            Account                                    10-Q
10.11     Taylor Capital Group, Inc. Deferred        Incorporated by reference to Exhibit
            Compensation Plan*                         10.7 to the Registration Statement on
                                                       Form S-1 (No.333-14713)
10.12     Agreement among Taylor Capital Group,      Incorporated by reference to Exhibit
            Inc., Cole Taylor Financial Group,         10.4 to the Registration Statement on
            Inc. and the Taylor Family                 Form S-1 (No.333-14713)
10.13     Indemnity Agreement by and among Taylor    Incorporated by reference to Exhibit
            Capital Group, Inc. and The Taylor         10.5 to the Registration Statement on
            Family                                     Form S-1 (No.333-14713)
10.14     Taylor Capital Group, Inc. 401(k)/Profit   Incorporated by reference to Exhibit
            Sharing and Employee Stock Ownership       10.8 to the December 31, 1997 Form
            Plan*                                      10-K
10.15     Taylor Capital Group, Inc. Incentive       Incorporated by reference to Exhibit
            Compensation Plan*                         10.9 to the December 31, 1997 Form
                                                       10-K
10.16     Form of Non-Qualified Stock Option         Incorporated by reference to Exhibit
            agreement with employees*                  10.10 to the December 31, 1997 Form
                                                       10-K
10.17     Form of Stock Transfer Agreement for       Incorporated by reference to Exhibit
            Stock Option Grants*                       10.11 to the December 31, 1997 Form
                                                       10-K
10.18     Form of Restricted Stock Award agreement   Incorporated by reference to Exhibit
            with recipients*                           10.12 to the December 31, 1997 Form
                                                       10-K
10.19     Form of Stock Transfer Agreement for       Incorporated by reference to Exhibit
            Restricted Stock Awards*                   10.13 to the December 31, 1997 Form
                                                       10-K
10.20     Taylor Capital Group, Inc. 1997            Incorporated by reference to Exhibit
            Long-Term Incentive Plan*                  10.14 to the December 31, 1997 Form
                                                       10-K

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
10.21     Servicing Rights Sale Agreement Between    Incorporated by reference to Exhibit
            Cole Taylor Bank and First Nationwide      10.15 to the December 31, 1997 Form
            Mortgage Corporation                       10-K
10.22     Stock Purchase Agreement Between Jeffrey   Filed with this document Form 10-K
            W. Taylor and Cindy Taylor Bleil, as
            sellers, and Taylor Capital Group,
            Inc. Profit Sharing and Employee Stock
            Ownership Trust, as buyer and Taylor
            Capital Group, Inc.
10.23     ESOP Loan and Pledge Agreement between     Filed with this document Form 10-K
            Taylor Capital Group, Inc. and Taylor
            Capital Group, Inc. Profit Sharing and
            Employee Stock Ownership Trust
12        Computation of Ratio of Earnings to        Filed with this document Form 10-K
            Fixed Charges
21        List of Subsidiaries                       Filed with this document Form 10-K
27        Financial Data Schedule                    Filed with this document Form 10-K

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     The Company will furnish to any stockholder, upon written request, any exhibit listed above upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998

                           TAYLOR CAPITAL GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.

                                          TAYLOR CAPITAL GROUP, INC.

                                                 /s/ JEFFREY W. TAYLOR
                                                                             By:
                                          --------------------------------------

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ JEFFREY W. TAYLOR              Chairman and Chief Executive Officer    March 29, 1999
---------------------------------------------    (principal executive officer)
              Jeffrey W. Taylor

             /s/ BRUCE W. TAYLOR               President and Director                  March 29, 1999
---------------------------------------------
               Bruce W. Taylor

         /s/ J. CHRISTOPHER ALSTRIN            Chief Financial Officer and Director    March 29, 1999
---------------------------------------------    (principal financial and accounting
           J. Christopher Alstrin                officer)

            /s/ ADELYN DOUGHERTY               Director                                March 29, 1999
---------------------------------------------
              Adelyn Dougherty

             /s/ RONALD EMANUEL                Director                                March 29, 1999
---------------------------------------------
               Ronald Emanuel

            /s/ EDWARD T. MCGOWAN              Director                                March 29, 1999
---------------------------------------------
              Edward T. McGowan

                                               Director                                March 29, 1999
---------------------------------------------
               Melvin E. Pearl

             /s/ RICHARD TINBERG               Director                                March 29, 1999
---------------------------------------------
               Richard Tinberg

             /s/ MARK L. YEAGER                Director                                March 29, 1999
---------------------------------------------
               Mark L. Yeager

              /s/ DANIEL BLEIL                 Director                                March 29, 1999
---------------------------------------------
                Daniel Bleil

                         EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

10.22           Stock Purchase Agreement Between Jeffrey W. Taylor and Cindy
                Taylor Bleil, as sellers, and Taylor Capital Group, Inc.
                Profit Sharing and Employee Stock Ownership Trust, as buyer, and Taylor Capital Group, Inc.
10.23           ESOP Loan and Pledge Agreement between Taylor Capital Group,
                Inc. and Taylor Capital Group, Inc. Profit Sharing and
                Employee Stock Ownership Trust
12              Computation of Ratio of Earnings to Fixed Charges
21              List of Subsidiaries
27              Financial Data Schedule