Form 10-Q
period 1999-03-31
TAYLOR CAPITAL GROUP INC
filed 1999-05-13
CIK 1025536

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


                                 (847) 808-6873
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----


The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:



           Class                                     Outstanding at May 6, 1999
----------------------------                         --------------------------
Common Stock, $.01 Par Value                                   4,652,549

                           TAYLOR CAPITAL GROUP, INC.
                           --------------------------

                                     INDEX
                                     -----



PART I. FINANCIAL INFORMATION ...........................................PAGE
-----------------------------                                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets (Unaudited) -
              March 31, 1999 and December 31, 1998.......................  3

           Consolidated Statements of Income (Unaudited) -
              For the Three Months Ended March 31, 1999 and For the
              Three Months Ended March 31, 1998..........................  4

           Consolidated Statements of Cash Flows (Unaudited) -
              For the Three Months Ended March 31, 1999 and For the
              Three Months Ended March 31, 1998..........................  5

           Notes to Consolidated Financial Statements (Unaudited)........  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 17

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk..... 33


PART II. OTHER INFORMATION
--------------------------

  Item 1.  Legal Proceedings............................................. 34

  Item 6.  Exhibits and Reports on Form 8-K.............................. 35

  Signatures............................................................. 36

          PART I. FINANCIAL INFORMATION - Item 1. Financial Statements


                           TAYLOR CAPITAL GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (in thousands, except share and per share data)
                            ------------------------

                                                  March 31,      December 31,
                                                    1999             1998
                                                -----------      -----------
                                     ASSETS

Cash and due from banks                         $    65,174      $    66,192
Interest-bearing deposits with banks                     44            1,200
Federal funds sold                                   37,300               31
Investment securities:
   Available-for-sale, at fair value                349,907          351,408
   Held-to-maturity, at amortized cost
     (fair value of $89,379 and $91,620 at
       March 31, 1999 and December 31, 1998,
         respectively)                               87,939           89,753
Loans held for sale, net, at lower of cost
   or market                                         24,859           42,257
Loans, net of allowance for loan losses of
   $24,834 and $24,599 at March 31, 1999
   and December 31, 1998, respectively            1,291,053        1,269,125
Premises, leasehold improvements and
   equipment, net                                    24,530           22,702
Other real estate and repossessed assets, net         3,191            3,267
Goodwill, net of amortization of $5,295
   and $4,683 at March 31, 1999 and December
   31, 1998, respectively                            30,791           32,053
Other assets                                         34,254           32,342
                                                -----------      -----------
            Total assets                        $ 1,949,042      $ 1,910,330
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

   Noninterest-bearing                          $   324,293      $   350,711
   Interest-bearing                               1,151,377        1,089,026
                                                -----------      -----------
            Total deposits                        1,475,670        1,439,737

Short-term borrowings                               171,777          171,718
Accrued interest, taxes and other liabilities        24,963           22,242
Notes payable                                       130,500          131,500
                                                -----------      -----------
            Total liabilities                     1,802,910        1,765,197
                                                -----------      -----------

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000
     shares authorized, Series A 9%
     noncumulative perpetual, 1,530,000
     shares issued and outstanding, $25 stated
     and redemptive value                            38,250           38,250

   Common stock, $.01 par value; 7,000,000
     shares authorized, 4,656,549 and
     4,658,533 shares issued and outstanding
     at March 31, 1999 and December 31, 1998,
     respectively                                        47               47
   Surplus                                          100,056           99,990
   Unearned compensation - stock grants              (2,026)          (2,083)
   Employee stock ownership plan loan                  (576)            (576)
   Retained earnings                                 10,283            9,434
   Accumulated other comprehensive income                98               71
                                                -----------      -----------
            Total stockholders' equity              146,132          145,133
                                                -----------      -----------
              Total liabilities and
                stockholders' equity            $ 1,949,042      $ 1,910,330
                                                ===========      ===========

          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)
                           ------------------------

                                                 For the Three Months Ended
                                                ----------------------------
                                               March 31, 1999   March 31, 1998
                                               -------------------------------
Interest income:
   Interest and fees on loans                   $    27,464      $    26,455
   Interest and dividends on investment
     securities:
     Taxable                                          4,649            6,478
     Tax-exempt                                         898              785
   Interest on cash equivalents                          81               90
                                                -----------      -----------
            Total interest income                    33,092           33,808
                                                -----------      -----------

Interest expense:
   Deposits                                          11,440           11,942
   Short-term borrowings                              1,973            2,497
   Notes payable                                      1,749            1,865
                                                -----------      -----------
            Total interest expense                   15,162           16,304
                                                -----------      -----------

Net interest income                                  17,930           17,504
Provision for loan losses                             1,500              750
                                                -----------      -----------
            Net interest income after provision
            for loan losses                          16,430           16,754
                                                -----------      -----------

Noninterest income:
   Service charges                                    2,129            2,324
   Trust fees                                         1,080              945
   Gain on sales of loans, net                          807              801
   Gain on sale of mortgage servicing rights            ---            1,462
   Investment securities gains, net                     107              ---
   Other noninterest income                             686              395
                                                -----------      -----------
            Total noninterest income                  4,809            5,927
                                                -----------      -----------

Noninterest expense:
   Salaries and employee benefits                     9,480            9,125
   Occupancy of premises, net                         1,757            1,714
   Furniture and equipment                              758              809
   Computer processing                                  623              561
   Advertising and public relations                     152              158
   Goodwill and other intangible amortization           612              611
   Legal fees                                         1,147              314
   Other noninterest expense                          2,696            2,996
                                                -----------      -----------
            Total noninterest expense                17,225           16,288
                                                -----------      -----------

Income before income taxes and cumulative
   effect of change in accounting principle           4,014            6,393
Income taxes                                          1,632            2,512
                                                -----------      -----------
Income before cumulative effect of change in
   accounting principle                               2,382            3,881
Cumulative effect of change in accounting
   principle, net of tax                               (214)             ---
                                                -----------      -----------
            Net income                          $     2,168      $     3,881
                                                ===========      ===========
Preferred dividend requirements                        (861)            (861)
                                                -----------      -----------
Net income applicable to common stockholders    $     1,307      $     3,020
                                                ===========      ===========


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)
                           ------------------------

                                                 For the Three Months Ended
                                               ------------------------------
                                               March 31, 1999  March 31, 1998
                                               ------------------------------
Cash flows from operating activities:
   Net income                                   $     2,168      $     3,881
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Investment securities gains, net                  (107)             ---
     Amortization of premiums and
       discounts, net                                   920              727
     Provision for loan losses                        1,500              750
     Gain on sales of loans originated for sale        (640)            (925)
     Loans originated and held for sale             (38,467)         (75,122)
     Proceeds from sales of loans originated
       for sale                                      56,505           62,445
     Depreciation and amortization                    1,529            1,585
     Other adjustments to net income, net               425               70
     Net changes in other assets and
       liabilities                                    1,566           (2,704)
                                                -----------      -----------
            Net cash provided by (used in)
              operating activities                   25,399           (9,293)
                                                -----------      -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities       (93,944)         (21,516)
   Purchases of held-to-maturity securities            (249)          (4,331)
   Proceeds from principal payments and
     maturities of available-for-sale
     securities                                      44,672           21,389
   Proceeds from principal payments and
     maturities of held-to-maturity securities        1,962            1,955
   Proceeds from sales of available-for-sale
     securities                                      50,102              ---
   Net (increase) decrease in loans                 (24,351)           2,615
   Disposition of reverse exchange assets               ---           18,757
   Other, net                                        (2,209)            (588)
                                                -----------      -----------
            Net cash provided by (used in)
              investing activities                  (24,017)          18,281
                                                -----------      -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits               35,933           (9,171)
   Net (decrease) increase in short-term
     borrowings                                          59           (6,176)
   Repayments of notes payable                      (26,000)         (65,000)
   Proceeds from notes payable                       25,000           81,400
   Decrease in nonrecourse borrowings                   ---          (18,757)
   Dividends paid                                    (1,279)          (1,278)
                                                -----------      -----------
            Net cash provided by (used in)
              financing activities                   33,713          (18,982)
                                                -----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                  35,095           (9,994)
Cash and cash equivalents, beginning of period       67,423           84,616
                                                -----------      -----------
Cash and cash equivalents, end of period        $   102,518      $    74,622
                                                ===========      ===========
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                   $    15,346      $    16,182
     Income taxes                                       ---              ---


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:
     ----------------------

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

     The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1999. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations as of the dates and for the periods presented.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                           TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

2.   Investment Securities:
     ----------------------

     The amortized cost and estimated fair values of investment securities at March 31, 1999 and December 31, 1998 were as follows:

                                                  March 31, 1999
                                   --------------------------------------------
                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized Estimated
                                      Cost      Gains       Losses   Fair Value
                                   ---------   --------   ---------   ---------
                                                  (in thousands)
     Available-for-sale:
       U.S. Treasury securities     $ 65,425   $    407   $     (20)  $ 65,812
       U.S. government agency
         securities                   66,429         91        (113)    66,407
       Collateralized mortgage
         obligations                 105,919         90      (1,151)   104,858
       Mortgage-backed securities    111,983      1,424        (577)   112,830
                                    --------   --------   ---------   --------
         Total available-for-sale    349,756      2,012      (1,861)   349,907
                                    --------   --------   ---------   --------

     Held-to-maturity:
       State and municipal
         obligations                  72,776      2,284        (905)    74,155
       Federal Reserve Bank and
         Federal Home Loan Bank
         equity securities            14,338        ---         ---     14,338
       Other debt securities             825         61         ---        886
                                    --------   --------   ---------   --------
         Total held-to-maturity       87,939      2,345        (905)    89,379
                                    --------   --------   ---------   --------

            Total                   $437,695   $  4,357   $  (2,766)  $439,286
                                    ========   ========   =========   ========



                                                December 31, 1998
                                   --------------------------------------------
                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized Estimated
                                      Cost      Gains       Losses   Fair Value
                                   ---------   --------   ---------   ---------
                                                  (in thousands)
     Available-for-sale:
       U.S. Treasury securities     $110,019   $    859   $     ---   $110,878
       U.S. government agency
         securities                   51,287        125         (86)    51,326
       Collateralized mortgage
         obligations                  91,696         52      (2,054)    89,694
       Mortgage-backed securities     98,296      1,466        (252)    99,510
                                    --------   --------   ---------   --------
         Total available-for-sale    351,298      2,502      (2,392)   351,408
                                    --------   --------   ---------   --------
     Held-to-maturity:
       State and municipal
         obligations                  74,609      2,752        (947)    76,414
       Federal Reserve Bank and
         Federal Home Loan Bank
         equity securities            14,319        ---         ---     14,319
       Other debt securities             825         62         ---        887
                                    --------   --------   ---------   --------
         Total held-to-maturity       89,753      2,814        (947)    91,620
                                    --------   --------   ---------   --------

            Total                   $441,051   $  5,316   $  (3,339)  $443,028
                                    ========   ========   =========   ========

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


3.   Loans:
     ------

     Loans classified by type at March 31, 1999 and December 31, 1998 were as follows:

                                                       March 31,   December 31,
                                                         1999         1998
                                                      ----------   ------------
                                                            (in thousands)
     Commercial and industrial                        $  753,902    $  749,984
     Real estate-construction                            246,331       232,018
     Residential real estate-mortgages                   147,349       150,930
     Home equity lines of credit                         105,014       106,521
     Consumer                                             62,879        53,751
     Other loans                                           1,636         1,806
                                                      ----------    ----------
       Gross loans                                     1,317,111     1,295,010

     Less:  Unearned discount                             (1,224)       (1,286)
                                                      ----------    ----------
       Total loans                                     1,315,887     1,293,724

     Less: Allowance for loan losses                     (24,834)      (24,599)
                                                      ----------    ----------
         Loans, net                                   $1,291,053    $1,269,125
                                                      ==========    ==========


4.   Interest-Bearing Deposits:
     --------------------------

     Interest-bearing deposits at March 31, 1999 and December 31, 1998 were as follows:

                                                 March 31,  December 31,
                                                    1999        1998
                                                ----------   ----------
                                                     (in thousands)
            NOW accounts                        $  131,256   $  120,900
            Savings accounts                       108,059      107,274
            Money market deposits                  230,439      234,197
            Certificates of deposit                470,532      448,773
            Public time deposits                   131,535      121,614
            Brokered certificates of deposit        79,556       56,268
                                                ----------   ----------
               Total                            $1,151,377   $1,089,026
                                                ==========   ==========

                           TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.   Notes Payable:
     --------------

     Notes payable at March 31, 1999 and December 31, 1998 were as follows:

                                                       March 31,   December 31,
                                                         1999         1998
                                                      ----------   ------------
                                                            (in thousands)
     TAYLOR CAPITAL GROUP, INC.:
     ---------------------------
     $25 million term loan bearing interest at prime
         rate or LIBOR plus 1.15%, annual principal
         reductions of $1 million commencing in
         February 1999 and a balloon payment of
         $22 million on February 12, 2002; interest
         rates at March 31, 1999 and December 31,
         1998 were 6.12% and 6.42% respectively.      $   24,000    $   25,000

     $12 million revolving credit facility bearing
         interest at prime rate or LIBOR plus 1.15%,
         maturing September 1, 1999;  interest rates
         at March 31, 1999 and December 31, 1998
         were 6.12% and 6.43% respectively.                1,500         1,500

     COLE TAYLOR BANK:
     -----------------
     Federal Home Loan Bank (FHLB) - various
         advances ranging from $25 million to $30
         million due at various dates through
         October 2000 and $30 million due February
         2008, callable by the FHLB quarterly
         beginning February 1999; collateralized
         by qualified first mortgage residential
         loans and FHLB stock; weighted average
         interest rates at March 31, 1999 and
         December 31, 1998 were 5.08% and 5.23%
         respectively.                                   105,000       105,000
                                                      ----------    ----------
         Total                                        $  130,500    $  131,500
                                                      ==========    ==========

     In October 1998, the Taylor Capital Group, Inc. loan agreement was extended, effective September 1, 1998 to September 1, 1999. In exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement, including the $25 million term loan, is now secured by the common stock of the Bank. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of March 31, 1999, the Company was not aware of any instances of non-compliance.

6.   Incentive Compensation Plan:
     ----------------------------

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and other stock awards. During the three months ended March 31, 1999, stock options were granted with respect to 103,570 shares of common stock at an exercise price of $27.00 per share, the fair market value of the common stock on the grant date, as determined by an independent appraisal. Stock options with respect to 17,957 shares of common stock were forfeited during the period. As of

                           TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


     March 31, 1999 total stock options outstanding, net of forfeitures, were for 316,049 shares of common stock at a weighted average exercise price of $24.39.

     In addition during the first quarter of 1999, 13,925 shares of common stock were awarded and 15,909 shares of common stock were forfeited under restricted stock agreements.

7.   Comprehensive Income:
     ---------------------

     Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," requires disclosure of all components of comprehensive income. Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from non-stockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:

                                                   For the Three Months Ended
                                                   --------------------------
                                                 March 31, 1999  March 31, 1998
                                                 --------------  --------------
                                                         (in thousands)

            Net income, as reported                $    2,168     $    3,881

            Other comprehensive income:
              Change in unrealized gains
                (losses) on available-for-sale
                securities                                148           (985)

              Less: reclassification adjustment
                for gains included in net income         (107)           ---
                                                   ----------     ----------
                                                           41           (985)

              Income tax expense (benefit)
                related to other comprehensive
                income                                     14           (335)
                                                   ----------     ----------
              Other comprehensive income, net
                of tax                                     27           (650)
                                                   ----------     ----------
            Total comprehensive income             $    2,195     $    3,231
                                                   ==========     ==========

8.   Litigation:
     -----------

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney
     J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to September 1998.

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. A motion is pending to transfer the Texas case to Illinois, and a motion is pending to transfer the Illinois case to Texas.

     On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages and attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust.

     On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On March 3, 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction. This motion for a preliminary injunction is currently pending.

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

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

     subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

     The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company has incurred and will continue to incur significant costs with respect to such lawsuits.

     The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the business, financial condition, liquidity or operating results of the Company.



9.   Segment Reporting
     -----------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 provides guidance for the way enterprises report information about operating segments in annual and interim financial statements.

     The Company's operations include two primary segments: banking and mortgage banking. Through its 12 banking branches located in the Chicago metropolitan area, the Company provides a full range of commercial and consumer banking services to small and mid size businesses. The mortgage banking segment originates residential mortgage and home equity loans from approved mortgage brokers and other financial intermediaries, as well as employee loan originators who are compensated on a full commission basis. The majority of the first mortgage loans originated are conforming loans which are generally sold into the secondary market. The home equity loans are retained by the Bank and included in the Company's mortgage banking segment.

     The Company's two reportable segments are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment, through its wholesale origination operation, services a different customer base than the banking segment.

     The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Bank. The Bank evaluates segment performance based on profit or loss before income taxes. Certain indirect expenses have been allocated based on actual volume measurements and other

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

     criteria, as the Bank considers appropriate. The Bank accounts for intersegment revenue at current market prices.

     The following table presents reportable segment information for the periods indicated:

                                             For the Three Months Ended
                          ----------------------------------------------------------------
                                  March 31, 1999                   March 31, 1998
                                     Mortgage                         Mortgage
                           Banking    Banking    Total       Banking   Banking    Total
                          ----------------------------------------------------------------
                                                  (in thousands)
     Net interest income  $   17,365  $   964  $   18,329  $   17,413  $   567  $   17,980

     Noninterest income        3,857      101       3,958       3,692       44       3,736

     Depreciation and
       amortization            1,523        6       1,529       1,558       27       1,585

     Other significant
       noncash items:
         Provision for
            loan losses        1,458       42       1,500         750      ---         750
         Gain on sales of
            loans, net           ---      807         807         ---      801         801
         Gain on sale of
            mortgage
            servicing
            rights               ---      ---         ---         ---    1,462       1,462
         Impairment of
            mortgage
            servicing
            rights               ---      ---         ---         ---       53          53
         Reduction of
            impairment
            reserve on
            mortgage
            servicing
            rights               ---       47          47         ---      ---         ---

     Income taxes              2,421      (68)      2,353       2,706      485       3,191

     Segment net income
       (loss)             $    3,959  $  (163) $    3,796  $    4,277  $   898  $    5,175
                          ==========  =======  ==========  ==========  =======  ==========
     Segment average
       assets             $1,816,637  $87,801  $1,904,438  $1,779,077  $56,642  $1,835,719
                          ==========  =======  ==========  ==========  =======  ==========

                          TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


     The following table reconciles segment information to the consolidated financial statements for the periods indicated:

                                                  For the Three Months Ended
                          -----------------------------------------------------------------------
                                  March 31, 1999                   March 31, 1998
                          -----------------------------------------------------------------------
                          Reportable          Consolidated     Reportable           Consolidated
                           Segments    Other     Totals        Segments    Other     Totals
                          -----------------------------------------------------------------------
                                                  (in thousands)
     Net interest income  $   18,329  $  (399) $   17,930     $   17,980  $  (476) $   17,504

     Noninterest income        3,958       (3)      3,955          3,736      (19)      3,717

     Depreciation and
       amortization            1,529      ---       1,529          1,585      ---       1,585

     Other significant
       noncash items:
         Provision for
            loan losses        1,500      ---       1,500            750      ---         750
         Gain on sales
            of loans, net        807      ---         807            801      ---         801
         Gain on sale of
            mortgage             ---      ---         ---
            servicing
              rights             ---      ---         ---          1,462      ---       1,462
         Impairment of
            mortgage
            servicing
            rights               ---      ---         ---             53      ---          53
         Reduction of
            impairment
            reserve on
            mortgage
            servicing
            rights                47      ---          47            ---      ---        ---

     Income taxes              2,353     (721)      1,632          3,191     (679)      2,512

     Net income (loss)    $    3,796  $(1,628) $    2,168     $    5,175  $(1,294) $    3,881
                          ==========  =======  ==========     ==========  =======  ==========
     Average assets       $1,904,438  $ 3,653  $1,908,091     $1,835,719  $18,667  $1,854,386
                          ==========  =======  ==========     ==========  =======  ==========

     For the three months ended March 31, 1999 and 1998, respectively, amounts presented in the other columns represent the operations of the Parent Company, the Mortgage Company, and CTRE, Inc. which have not been defined as reportable segments.

                           TAYLOR CAPITAL GROUP, INC.

10.  Cumulative Effect of Change in Accounting Principle
     ---------------------------------------------------

     As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs in connection with the Split-Off Transactions which had not yet been fully amortized.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of financial condition and results of operations of the Company as of and for the dates and periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, appearing elsewhere in this Form 10-Q.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

The Company's first quarter 1999 financial results reflected a decline in profitability in comparison to the financial results for the first quarter of 1998. Major factors contributing to this decline include: 1) the decrease in total interest income to $33.1 million from $33.8 million for the same period in 1998, 2) the increase in the provision for loan losses to $1.5 million in 1999 from $750,000 in 1998, 3) the $1.5 million gain on the sale of mortgage servicing rights which occurred during the first quarter of 1998, 4) the increase in noninterest expenses to $17.2 million in 1999 from $16.3 million in 1998, and 5) the adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," which resulted in a charge of $214,000 (net of a tax benefit of $146,000) during the first quarter of 1999. These factors were partially offset by a decrease in interest expense to $15.2 million during the first quarter of 1999 from $16.3 million for the same period in 1998.

For the first quarter of 1999, consolidated net income was $2.2 million. Annualized return on average assets and return on average equity were 0.46% and 6.03%, respectively. For the first quarter of 1998, consolidated net income was $3.9 million. For this period, annualized return on average assets and return on average equity were 0.85% and 11.07%, respectively. Total assets of the Company were $1.95 billion and $1.91 billion at March 31, 1999 and December 31, 1998, respectively. Loans were $1.34 billion at both March 31, 1999 and December 31, 1998, and total deposits grew to $1.48 billion at March 31, 1999 from $1.44 billion at December 31, 1998. Stockholders' equity increased to $146.1 million at March 31, 1999 as compared to $145.1 million at December 31, 1998.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the difference between total interest income earned on earning assets and total interest expense incurred on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

Net interest income (with an adjustment for tax-exempt income) for the first quarter of 1999 was $18.6 million, compared to $18.1 million for the first quarter of 1998.

Net interest margin, which is determined by dividing taxable-equivalent net interest income by average interest-earning assets, decreased to 4.22% during the first quarter of 1999 from 4.30% (on an annualized basis) for the same period in 1998. The decline in net interest margin was primarily a result of reduced yields on sequential-paying collateralized mortgage obligations, as described below, and commercial loans, partially offset by a decline in the cost of interest-bearing liabilities and a change in asset mix from investment securities and into loans.

The yield on earning assets declined to 7.67% from 8.19% for the first quarter 1999, as compared to the same period in 1998. In late 1997 and January 1998, the Bank purchased approximately $92 million of sequential-paying collateralized mortgage obligations at a premium of $7.5 million. The decline in mortgage interest rates and higher refinancing activity experienced during 1998 required that the Bank amortize the purchase premium at a rate faster than originally expected. Accordingly, in the third and fourth quarter of 1998, adjustments were recorded to reduce the yields of the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. At March 31, 1999, these securities totaled $41 million, with $2.1 million of premium remaining and an expected yield of 1.1%. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies, including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The decreased yield on commercial loans was reflected by the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998, as well as increased competitive pressure on loan pricing. The yield on real estate mortgages decreased as mortgage prepayments increased and new mortgage production rates were lower due to the lower interest rate environment.

The cost of interest-bearing liabilities declined to 4.32% during the first quarter of 1999 from 4.84% for the first quarter of 1998, primarily as a result of a lowering of the rate paid on interest-bearing deposits and the repositioning of a portion of the Federal Home Loan Bank (FHLB) short-term borrowings to FHLB long-term callable notes.

Average earning assets for the three months ended March 31, 1999 increased $76.8 million, or 4.5% when compared to the 1998 reporting period.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Interest income is measured on a tax equivalent basis using a 35% income tax rate for each period presented.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                            FOR THE THREE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                  MARCH 31, 1999                  MARCH 31, 1998
                          -------------------------------  -------------------------------
                                                 YIELD/                           YIELD/
                           AVERAGE                RATE      AVERAGE                RATE
                           BALANCE   INTEREST    (%)(3)     BALANCE   INTEREST    (%)(3)
                          ----------  -------  ----------  ----------  -------  ----------
INTEREST-EARNING ASSETS:                       (dollars in thousands)
Investment securities (1):
   Taxable                $  359,225  $ 4,649      5.20%   $  421,823  $ 6,478        6.23%
   Non-taxable (tax
     equivalent)              74,003    1,429      7.73        63,784    1,270        7.96
                          ----------  -------              ----------  -------
       Total investment
         securities          433,228    6,078      5.63       485,607    7,748        6.46
                          ----------  -------              ----------  -------
Cash equivalents               6,768       81      4.79         6,535       90        5.51
                          ----------  -------              ----------  -------
Loans (2):
   Commercial and
     industrial              987,899   20,761      8.41       859,393   19,224        8.95
   Real estate mortgages     184,713    3,274      7.09       193,402    3,608        7.46
   Consumer and other        164,302    3,290      8.12       155,182    3,414        8.92
   Fees on loans                          240                              301
                          ----------  -------              ----------  -------
     Net loans
       (tax equivalent)   1,336,914   27,565       8.35     1,207,977   26,547        8.90
                          ----------  -------              ----------  -------
         Total earning
            assets         1,776,910   33,724      7.67     1,700,119   34,385        8.19
                          ----------  -------              ----------  -------

Allowance for loan losses    (25,313)                         (25,780)

NONEARNING ASSETS:
   Cash and due from
     banks                    66,668                           72,370
   Accrued interest and
     other assets             89,826                          107,677
                          ----------                       ----------
TOTAL ASSETS              $1,908,091                       $1,854,386
                          ==========                       ==========

INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Interest-bearing
       demand deposits       359,724    2,778      3.13    $  343,841    3,039        3.58
     Savings deposits        106,924      475      1.80       112,911      711        2.55
     Time deposits           648,592    8,187      5.12       589,008    8,192        5.64
                          ----------  -------              ----------  -------
         Total deposits    1,115,240   11,440      4.16     1,045,760   11,942        4.63
                          ----------  -------              ----------  -------
   Short-term borrowings     178,214    1,973      4.49       197,304    2,497        5.13
   Notes payable             131,122    1,749      5.34       123,638    1,865        6.03
                          ----------  -------              ----------  -------
         Total interest-
            bearing
            liabilities    1,424,576   15,162      4.32     1,366,702   16,304        4.84
                          ----------  -------              ----------  -------
NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing
     deposits                313,908                          309,236
   Nonrecourse
     borrowings (4)                                            16,256
   Accrued interest and
     other liabilities        23,689                           19,965

STOCKHOLDERS' EQUITY         145,918                          142,227
                          ----------                       ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY   $1,908,091                       $1,854,386
                          ==========                       ==========
Net interest income
   (tax equivalent)                   $18,562                          $18,081
                                      =======                          =======
Net interest spread                                3.36%                              3.35%
Net interest margin                                4.22%                              4.30%
                                               ========                         ==========

----------------------------------------

(1)  Investment securities average balances are based on amortized cost.

(2)  Nonaccrual loans are included in the above stated average balances.

(3)  Yields / rates are annualized.

(4) Interest expense on nonrecourse borrowings is netted against trust fees on the income statement.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Provision for Loan Losses

Management determines a provision for loan losses which it considers sufficient to maintain an adequate level of allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective. Ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

The provision for loan losses in the first quarter of 1999 was $1.5 million as compared to $750,000 for the first quarter of 1998. The $750,000 increase in the provision for loan losses in 1999 over 1998 was a result of an increase in net charge-off activity and loan volume in 1998 and early 1999. Net charge-offs were $1.3 million in the first quarter of 1999 as compared to $921,000 for the same 1998 period. If the commercial loan portfolio continues to grow and/or future net charge-offs do not decline, and/or nonperforming loans increase, the Company expects that the provision for loan losses will continue to increase over the 1998 level. As of March 31, 1999, management believes that the allowance for loan losses is adequate. See "Financial Condition -- Nonperforming Loans and Assets".

Noninterest Income

The following table shows noninterest income for the periods indicated:

                               NONINTEREST INCOME

                                                   For the Three Months Ended
                                                   --------------------------
                                               March 31, 1999   March 31, 1998
                                               --------------   --------------
                                                       (in thousands)

          Deposit service charges                $2,074              $2,090
          Retail credit card service charges         53                 130
          Merchant credit card processing fees        2                 104
          Trust fees                              1,080                 945
          Gain on sale of loans, net                807                 801
          Mortgage loan servicing income, net       141                 (10)
          ATM fees                                  257                 193
          Gain on sale of mortgage
            servicing rights                        ---               1,462
          Investment securities gains, net          107                 ---
          Other noninterest income                  288                 212
                                                 ------              ------
               Total noninterest income          $4,809              $5,927
                                                 ======              ======

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Total noninterest income for the first quarter of 1999 was $4.8 million as compared to $5.9 million for the first quarter of 1998. The decrease in first quarter 1999 noninterest income as compared to the first quarter of 1998 was primarily due to the 1998 reporting period including a gain on sale of mortgage servicing rights of $1.5 million. In addition, retail credit card service charges and merchant credit card processing fees decreased during 1999 due to the Bank's sale of the majority of its credit card portfolio and merchant credit card deposit program in November 1998 and September 1997, respectively.

Trust fees increased 14% due to an increase in corporate trust business. The increase in mortgage loan servicing income was primarily a result of a $47,000 reduction in the valuation reserve related to capitalized mortgage servicing rights during the first quarter of 1999, as mortgage prepayment activity slowed modestly. An impairment provision of $53,000 had been recognized during the first quarter of 1998. The Company's higher ATM fee income during the first quarter of 1999 was due to an increase in the surcharge fee during the fourth quarter of 1998.

Noninterest Expense

The following table shows noninterest expense for the periods indicated:

                              NONINTEREST EXPENSE

                                                For the Three Months Ended
                                                --------------------------
                                             March 31, 1999    March 31, 1998
                                             --------------    --------------
                                                   (dollars in thousands)

          Salaries and employee benefits        $ 9,480              $9,125
          Occupancy of premises, net              1,757               1,714
          Furniture and equipment                   758                 809
          Computer processing                       623                 561
          Advertising and public relations          152                 158
          Goodwill and other intangible
            amortization                            612                 611
          Legal fees                              1,147                 314
          Other real estate and repossessed
            asset expense                            95                  98
          Other noninterest expense               2,601               2,898
                                                -------             -------
              Total noninterest expense         $17,225             $16,288
                                                =======             =======
          Efficiency ratio (1)                    75.75%              69.51%
                                                =======             =======

          ------------------------
          (1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Total noninterest expense for the first quarter of 1999 was $17.2 million as compared to $16.3 million for the first quarter of 1998. The primary reason for the higher expense in 1999 was an increase in salaries and benefit expenses and increased litigation expenses associated with the Split-Off Transactions.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Salaries and benefit expense increased 4% during the first quarter of 1999. The primary reasons for this increase were routine annual salary increases and increased number of full-time equivalent employees. The number of full-time equivalent employees averaged 630 in the first quarter of 1999 as compared to 617 during the 1998 reporting period.

Occupancy expense increased 3% during the first quarter of 1999. The increase in occupancy expense was due to the addition of the West Washington banking facility, which opened in March 1998.

In late 1998 and the first quarter of 1999, the Bank implemented significant technology enhancements within the Bank's operations center and replaced certain hardware and software applications with ones of greater functionality. Capital expenditures related to the replacement of hardware and software are expected to total approximately $2.5 million. The Company anticipates these enhancements and replacements will increase furniture and equipment expenses in future periods.

Legal expenses for the first quarter of 1999 increased significantly from 1998. This increase was primarily due to $308,000 in reimbursements received during the first quarter of 1998 from the Bank's insurance carrier for certain 1997 Bank-related defense costs and increased Parent Company legal costs ,in the first quarter of 1999, relating to the bankruptcy of Reliance Acceptance Group, Inc. The legal costs relating to the bankruptcy of Reliance Acceptance Group, Inc. and the defense of the various lawsuits relating to the Split-Off Transactions totaled approximately $1.1 million and $500,000 during the 1999 and 1998 reporting periods. The Company expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been and will be submitted to insurance carriers for reimbursement. The Company, however, cannot predict to what extent such costs will be reimbursed or when such reimbursement could occur. See " - Litigation" below.

Income Taxes

The income tax expense of $1.6 million for the first quarter of 1999 reflected an effective tax rate of 41%. The income tax expense of $2.5 million for the first quarter of 1998 reflected an effective tax rate of 39%. The higher effective tax rate in 1999 was primarily due to certain employee benefit costs that were not fully deductible for tax purposes.

Cumulative Effect of Change in Accounting Principle

As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs in connection with the Split-Off Transactions which had not yet been fully amortized.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

Overview

Early in the first quarter of 1999, the Company's commercial and real estate construction loan growth was funded with out-of- market and brokered certificates of deposit. Noninterest-bearing deposits declined due to the recurring seasonal increase at each year-end. As the quarter progressed, customer deposits increased, providing additional liquidity that was deployed into short-term investments in expectation of continued loan growth. Both mortgage loans and mortgage loans held-for-sale declined due to continued refinancing activity and an increase in the volume of mortgage loans delivered for sale.

In March 1999, the Company executed a modest restructuring of the available-for-sale investment portfolio. Approximately $50 million of short-maturity U.S. Treasury securities were sold and the proceeds were reinvested in longer-term Treasury, government agency and mortgage-backed securities, thereby lengthening the duration of the investment portfolio.

Premises and equipment expenses increased approximately $1.8 million during the first quarter of 1999 primarily as a result of the purchase of operations and technology hardware and software.

Goodwill may be reduced by the utilization of acquired state net operating loss carryforwards in connection with the Split-Off Transactions. The state income tax benefit of these items is applied against goodwill when recognized, rather than as a reduction of income tax expense.

Nonperforming Loans and Assets

Management reviews the loan portfolio for problem loans through a loan review function and various credit committees. During the ordinary course of business, management may become aware of borrowers who may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision, with consideration given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and (if appropriate) a partial or full charge-off.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:


                              NONPERFORMING ASSETS

                                               March 31,         December 31,
                                                 1999                1998
                                               ---------         ------------
                                                   (dollars in thousands)

     Loans contractually past due 90 days
       or more but still accruing               $ 2,698             $ 2,618
     Nonaccrual loans                             9,067              11,365
                                                -------             -------
            Total nonperforming loans            11,765              13,983
     Other real estate                            3,199               3,185
     Other repossessed assets                        82                  83
                                                -------             -------
            Total nonperforming assets          $15,046             $17,251
                                                =======             =======

     Nonperforming loans to total loans            0.88%               1.05%
     Nonperforming assets to total loans
       plus repossessed property                   1.06%               1.29%
     Nonperforming assets to total assets          0.77%               0.90%


Allowance for Loan Losses

An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. The allowance is maintained by management at a level it considers adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates which are subject to change over time. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the resulting amounts are reflected through the provision for loan losses in the appropriate period. Although management believes that the Company's allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. See "Results of Operations --Provision for Loan Losses".

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                 For the Three Months Ended
                                                 --------------------------
                                            March 31, 1999     March 31, 1998
                                            --------------     --------------
                                                  (dollars in thousands)

     Average total loans                      $1,336,914          $1,207,977
                                              ==========          ==========
     Total loans at end of period             $1,340,746          $1,214,294
                                              ==========          ==========

     ALLOWANCE FOR LOAN LOSSES:

     Allowance at beginning of period         $   24,599          $   25,813
     Charge-offs                                  (2,100)             (1,140)
     Recoveries                                      835                 219
                                              ----------          ----------
         Net charge-offs                          (1,265)               (921)
                                              ----------          ----------
     Provisions for loan losses                    1,500                 750
                                              ----------          ----------
     Allowance at end of period               $   24,834          $   25,642
                                              ==========          ==========

     Net charge-offs to average total
       loans (annualized)                           0.38%               0.31%
     Allowance to total loans at end of
       period                                       1.85%               2.11%
     Allowance to nonperforming loans             211.08%             173.05%


Net charge-offs for the first quarter 1999 as compared to the first quarter 1998 increased $344,000. The increase was primarily a result of charge-offs within the Bank's commercial loan portfolio. The amount of nonperforming loans was $11.8 million at March 31, 1999 as compared to $14.0 million at December 31, 1998. The allowance as a percentage of nonperforming loans increased to 211.08% at March 31, 1999 from 175.92% at December 31, 1998. The ratio of allowance to nonperforming loans increased from December 31, 1998 primarily due to a 16% decrease in the amount of nonperforming loans.

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

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                      For Capital     Prompt Corrective
                                                      Actual        Adequacy Purpose   Action Provision
                                                 ---------------   -----------------  ------------------
                                                  Amount   Ratio     Amount   Ratio    Amount      Ratio
                                                 --------  -----   ---------  ------  ---------   ------
                                                                      (dollars in thousands)
As of March 31, 1999:
   Total Capital (to Risk Weighted Assets)
     Taylor Capital Group, Inc. - Consolidated   $133,709   9.07%  >$117,963  >8.00%      NA
     Cole Taylor Bank                             155,882  10.53   > 118,476  >8.00   >$148,096   >10.00%
   Tier I Capital (to Risk Weighted Assets)
     Taylor Capital Group, Inc. - Consolidated    115,198   7.81%  >  58,982  >4.00       NA
     Cole Taylor Bank                             137,293   9.27   >  59,238  >4.00   >  88,857   > 6.00
   Leverage (1)
     Taylor Capital Group, Inc. - Consolidated    115,198   6.14%  >  75,089  >4.00       NA
     Cole Taylor Bank                             137,293   7.33   >  74,943  >4.00   >  93,680   > 5.00


As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)
     Taylor Capital Group, Inc. - Consolidated   $131,218   9.02%  $ 116,405  >8.00%      NA
     Cole Taylor Bank                             154,943  10.67   > 116,144  >8.00   >$145,507   >10.00%
   Tier I Capital (to Risk Weighted Assets)
     Taylor Capital Group, Inc. - Consolidated    112,951   7.76      58,203              NA
     Cole Taylor Bank                             136,717   9.42   >  58,072  >4.00   >  87,304   > 6.00
   Leverage (1)
     Taylor Capital Group, Inc. - Consolidated    112,951   6.17      73,204              NA
     Cole Taylor Bank                             136,717   7.33   >  74,655  >4.00   >  91,506   > 5.00

---------------------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.


During the first quarter of 1999, the Parent Company's capital ratios remained stable and above regulatory guidelines. The cash flow requirements at the Parent Company, which have increased significantly as a result of the legal defense costs related to the Split-Off Transactions, continue to result in increased dividends from the Bank. As a result, the Bank's capital ratios declined at March 31, 1999 in comparison to December 31, 1998.

Management of the Company recognizes the need to effectively manage capital levels to remain above the regulatory "well capitalized" guidelines as it relates to asset growth. In order to avoid declining capital levels, management will continue to evaluate options, including utilizing the Parent Company's revolving credit facility to fund Parent Company legal costs and other expenses.

For the first quarter of 1999, the Parent Company declared $861,000 and $419,000 in preferred and common stock dividends, respectively.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

The Company's liquidity position remained stable during the first quarter of 1999. Asset growth was supported through the issuance of brokered certificates of deposit, as well as increased customer deposits. Cash flow was also provided through increased delivery of loans held for sale. The Parent Company paid $1 million on its term loan during the quarter. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets for 1999.

On December 7, 1998 a motion was filed for a preliminary injunction which seeks to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. In March 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction. See Part II - Item 1.- "Legal Proceedings."

As described in Footnote 8 to the consolidated financial statements included in
Part I, Item 1, and under the caption "Litigation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and its subsidiaries continue to pay defense and other legal costs related to certain significant litigation. As these costs are being paid primarily by the Parent Company, the Parent Company's cash needs have increased. The liquidity uses of the Parent Company on a standalone basis consist primarily of dividends to shareholders and expenses for general corporate purposes including legal costs. The primary source of Parent Company cash flow is dividends received from the Bank. The Bank currently has adequate capital to allow continued dividends, out of earnings, to support the expected liquidity demands of the Parent Company.

YEAR 2000 COMPLIANCE

The Company continues to be actively addressing its Year 2000 ("Y2K") compliance issues. A comprehensive Y2K plan (the "Plan") has been prepared which includes awareness, assessment, renovation, validation/testing, implementation and contingency planning. A Y2K oversight committee is responsible for ensuring that the Plan is executed on a timely basis.

The Company has substantially completed the awareness, assessment, renovation, and validation phases of the Plan. The Plan called for the replacement or upgrade of non-compliant systems and validation of those replacements or upgrades during the fourth quarter of 1998 and early 1999. The Company currently expects all replacements and upgrades to be tested and implemented by June 30, 1999.

The majority of the Company's mission critical systems (specifically those that process loans, deposits, and general ledger transactions) are provided by third party processors. At this time, the primary data processing provider reports that it is on target to meet all required dates to provide compliant systems. All core applications provided by the Company's primary data processing provider have been tested for Y2K readiness and the majority of the remediated core applications have already been implemented. The Company anticipates that the remaining core applications provided by the Company's primary data processing provider will be implemented by May 31, 1999.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's contingency plans relative to Y2K issues have not yet been finalized and are being developed as the testing of all systems proceeds. Upon completion of testing during 1999, appropriate contingency plans will be finalized. As the Company's primary data processing provider is currently on target to meet all required dates to provide compliant systems, a contingency plan covering this element has not yet been developed.

The Company expensed approximately $121,000 during the first quarter of 1999, and expects to incur additional costs throughout the remainder of 1999 for its Y2K compliance program. With respect to certain technology applications, the Company has elected to replace the existing applications with applications having greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's technology expenditures have materially increased from historical levels. The Company expects the additional costs incurred related to Y2K to represent only a small portion of its overall technology expenditures.

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

LITIGATION

Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance. Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to September 1998.

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

In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. A motion is pending to transfer the Texas case to Illinois, and a motion is pending to transfer the Illinois case to Texas.

On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages and attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


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

On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On March 3, 1999, the Company filed a memorandum in opposition that opposes such preliminary injunction. This motion for a preliminary injunction is currently pending.

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

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company believes that it has meritorious defenses to all of the actions against the Company, and the Company intends to defend itself and its subsidiaries vigorously. However, the Company is unable to predict, at this time, the potential impact of the litigation, the indemnification obligations and the payment of legal fees described above on the management, business, financial condition, liquidity and operating results of the Company. Even if the Taylor Family, the Company and the other defendants are successful in defending themselves in the lawsuits, the Company has incurred and will continue to incur significant costs with respect to such lawsuits.

The Company is from time to time a party to various other legal actions arising in the normal course of business. Management knows of no such other threatened or pending legal actions against the Company that are likely to have a material adverse impact on the business, financial condition, liquidity or operating results of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The accounting for changes in fair value (i.e., gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company must adopt the Statement by January 1, 2000; however, early adoption is permitted. Upon adoption, the provisions of the Statement must be applied prospectively. The Company plans to adopt the Statement during 1999. The Company has not yet quantified the impact of its adoption of the Statement.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, including the statements in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates," "believes," "estimates," "expects" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the Year 2000 compliance issue on the computer systems of the Company, its service providers and its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities or restrictions arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described elsewhere in this Form 10-Q. Except as specifically required by the federal securities laws the Company does not undertake any obligation to update or revise any forward looking statements to reflect new events or circumstances or for any other reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income or the market value of its financial instruments. The ongoing monitoring and management of this risk is an important component of the Company's asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Company's Asset/Liability Management Committee ("ALCO"). ALCO's objectives are to manage, to the degree prudently possible, the Company's exposure to interest rate risk over both the one-year planning cycle and the longer-term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

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

The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and there is a parallel shift of market interest rates both up and down 200 basis points. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings is considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The first quarter 1999 simulation model indicated a continued exposure to declining rates in the one-year horizon. At February 28, 1999 the net interest income at risk for year one in the declining rate scenario was calculated at $573,000, or 0.75% lower than the net interest income in the rates unchanged scenario. This exposure was well within the Bank's policy guidelines of 10%. The net interest income for year one in the rising rate scenario was calculated as $1.3 million, or 1.7% higher than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay, and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point parallel increase in market rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Footnote 8 to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 discusses certain significant litigation relating to the Split-Off Transactions. Such discussion is incorporated in this Part II. Item 1. by reference.

                            TAYLOR CAPITAL GROUP, INC

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits - Exhibit 10.1 - First Amendment of Taylor Capital
                                     Group, Inc. Deferred Compensation Plan
                      Exhibit 27 -   Financial Data Schedule
        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                            TAYLOR CAPITAL GROUP, INC

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

                                            Taylor Capital Group, Inc.
                                            --------------------------
                                                   (Registrant)

Date: May 13,1999                            /s/  Jeffrey W. Taylor
                                            -------------------------
                                                  Jeffrey W. Taylor*
                                       Chairman and Chief Executive Officer

Date: May 13,1999                          /s/ J. Christopher Alstrin
                                          ---------------------------
                                               J. Christopher Alstrin*
                                               Chief Financial Officer


* Duly authorized to sign on behalf of the Registrant