Form 10-Q
period 1999-06-30
TAYLOR CAPITAL GROUP INC
filed 1999-08-16
CIK 1025536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                                    Outstanding at August 4, 1999
          -----                                    -----------------------------
Common Stock, $.01 Par Value                               4,652,549

                           TAYLOR CAPITAL GROUP, INC.

                                      INDEX

PART  I.  FINANCIAL INFORMATION..........................................................................   PAGE

     Item 1.    Financial Statements

                Consolidated Balance Sheets (Unaudited) -
                    June 30, 1999 and December 31, 1998..................................................     3

                Consolidated Statements of Income (Unaudited) -
                    For the Three and Six Months Ended June 30, 1999
                    and For the Three and Six Months Ended June 30, 1998.................................     4

                Consolidated Statements of Cash Flows (Unaudited) -
                    For the Six Months Ended June 30, 1999 and For
                    the Six Months Ended June 30, 1998...................................................     5

                Notes to Financial Statements (Unaudited)................................................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................    17

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    34


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................................................    35

     Item 6.    Exhibits and Reports on Form 8-K.........................................................    35

     SIGNATURES .........................................................................................    36

PART I. FINANCIAL INFORMATION  - ITEM 1.  Financial Statements

                           TAYLOR CAPITAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (in thousands, except share and per share data)


                                                                                     June 30,        December 31,
                                                                                        1999             1998
                                                                                    -----------      -----------
                                      ASSETS
Cash and due from banks                                                             $    69,710      $    66,192
Interest-bearing deposits with banks                                                         55            1,200
Federal funds sold                                                                         --                 31
Investment securities:
     Available-for-sale, at fair value                                                  361,774          351,408
     Held-to-maturity, at amortized cost (fair value of $84,657 and $91,620 at
         June 30, 1999 and December 31, 1998, respectively)                              84,459           89,753
Loans held for sale, net, at lower of cost or market                                     32,372           42,257
Loans, net of allowance for loan losses of $25,855 and $24,599 at June 30, 1999
     and December 31, 1998, respectively                                              1,359,134        1,269,125
Premises, leasehold improvements and equipment, net                                      24,418           22,702
Other real estate and repossessed assets, net                                             2,721            3,267
Goodwill, net of amortization of $5,895 and $4,683
     at June 30, 1999 and December 31, 1998, respectively                                30,191           32,053
Other assets                                                                             32,304           32,342
                                                                                    -----------      -----------
         Total assets                                                               $ 1,997,138      $ 1,910,330
                                                                                    ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                                            $   316,989      $   350,711
     Interest-bearing                                                                 1,184,344        1,089,026
                                                                                    -----------      -----------
         Total deposits                                                               1,501,333        1,439,737

Short-term borrowings                                                                   213,145          171,718
Accrued interest, taxes and other liabilities                                            22,720           22,242
Notes payable                                                                           114,500          131,500
                                                                                    -----------      -----------
              Total liabilities                                                       1,851,698        1,765,197
                                                                                    -----------      -----------

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares authorized, Series A 9%
         noncumulative perpetual, 1,530,000 shares issued and
         outstanding, $25 stated and redemptive value                                    38,250           38,250
     Common stock, $.01 par value; 7,000,000 shares authorized, 4,652,549 and 4,658,533 shares issued and outstanding at June 30, 1999 and
         December 31, 1998, respectively                                                     47               47
     Surplus                                                                             99,998           99,990
     Unearned compensation - stock grants                                                (1,713)          (2,083)
     Employee stock ownership plan loan                                                    (576)            (576)
     Retained earnings                                                                   12,191            9,434
     Accumulated other comprehensive income (loss)                                       (2,757)              71
                                                                                    -----------      -----------
              Total stockholders' equity                                                145,440          145,133
                                                                                    -----------      -----------
                  Total liabilities and stockholders' equity                        $ 1,997,138      $ 1,910,330
                                                                                    ===========      ===========


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)


                                                      For the Three Months Ended   For the Six Months Ended
                                                              June 30,                   June 30,
                                                      -------------------------   -------------------------
                                                         1999          1998           1999          1998
                                                      --------      --------        --------      --------
Interest income:
     Interest and fees on loans                       $ 28,994      $ 27,405      $ 56,458      $ 53,860
     Interest and dividends on investment
     securities:
         Taxable                                         5,030         5,751         9,679        12,229
         Tax-exempt                                        857           822         1,755         1,607
     Interest on cash equivalents                          193            44           274           134
                                                      --------      --------      --------      --------
              Total interest income                     35,074        34,022        68,166        67,830
                                                      --------      --------      --------      --------

Interest expense:
     Deposits                                           11,898        12,052        23,338        23,994
     Short-term borrowings                               2,121         2,643         4,094         5,140
     Notes payable                                       1,607         1,880         3,356         3,745
                                                      --------      --------      --------      --------
              Total interest expense                    15,626        16,575        30,788        32,879
                                                      --------      --------      --------      --------

Net interest income                                     19,448        17,447        37,378        34,951
Provision for loan losses                                1,500         1,500         3,000         2,250
                                                      --------      --------      --------      --------
              Net interest income after provision
                  for loan losses                       17,948        15,947        34,378        32,701
                                                      --------      --------      --------      --------

Noninterest income:
     Service charges                                     2,392         2,267         4,521         4,591
     Trust fees                                          1,051           977         2,131         1,922
     Gain on sales of loans, net                           684         1,150         1,491         1,951
     Gain on sale of mortgage servicing rights             193            15           193         1,462
     Investment securities gains, net                     --            --             107          --
     Other noninterest income                              620           431         1,306           841
                                                      --------      --------      --------      --------
              Total noninterest income                   4,940         4,840         9,749        10,767
                                                      --------      --------      --------      --------

Noninterest expense:
     Salaries and employee benefits                      9,261         9,242        18,741        18,367
     Occupancy of premises, net                          1,563         1,805         3,320         3,519
     Furniture and equipment                               865           917         1,623         1,726
     Computer processing                                   565           505         1,188         1,066
     Advertising and public relations                      261           805           413           963
     Goodwill and other intangible amortization            600           613         1,212         1,224
     Legal fees                                          1,471         1,688         2,618         2,002
     Other noninterest expense                           2,940         2,691         5,636         5,687
                                                      --------      --------      --------      --------
              Total noninterest expense                 17,526        18,266        34,751        34,554
                                                      --------      --------      --------      --------

Income before income taxes and cumulative
     effect of change in accounting principle            5,362         2,521         9,376         8,914
Income taxes                                             2,137         1,143         3,769         3,655
                                                      --------      --------      --------      --------

Income before cumulative effect of change in
     accounting principle                                3,225         1,378         5,607         5,259
Cumulative effect of change in accounting
     principle, net of tax                                --            --            (214)         --
                                                      --------      --------      --------      --------
                  Net income                          $  3,225      $  1,378      $  5,393      $  5,259
                                                      ========      ========      ========      ========
Preferred dividend requirements                           (860)         (860)       (1,721)       (1,721)
                                                      --------      --------      --------      --------
Net income applicable to common stockholders          $  2,365      $    518      $  3,672      $  3,538
                                                      ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                       1999           1998
                                                                                  ---------      ---------
Cash flows from operating activities:
     Net income                                                                   $   5,393      $   5,259
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Investment securities gains, net                                              (107)          --
         Amortization of premiums and discounts, net                                  1,509          1,881
         Provision for loan losses                                                    3,000          2,250
         Gain on sales of loans originated for sale                                  (1,347)        (2,290)
         Loans originated and held for sale                                        (100,124)      (158,270)
         Proceeds from sales of loans originated for sale                           111,164        151,077
         Depreciation and amortization                                                3,114          3,093
         Other adjustments to net income, net                                         1,097            211
         Net changes in other assets and liabilities                                  3,258         (3,226)
                                                                                  ---------      ---------
              Net cash provided by (used in) operating activities                    26,957            (15)
                                                                                  ---------      ---------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                    (128,366)       (21,516)
     Purchases of held-to-maturity securities                                          (274)       (10,089)
     Proceeds from principal payments and maturities of
         available-for-sale securities                                               62,344         38,532
     Proceeds from principal payments and maturities of
         held-to-maturity securities                                                  5,369         10,165
     Proceeds from sales of available-for-sale securities                            50,102           --
     Net increase in loans                                                          (94,363)       (43,133)
     Decrease in reverse exchange assets                                               --           18,757
     Other, net                                                                      (2,891)        (1,179)
                                                                                  ---------      ---------
              Net cash used in investing activities                                (108,079)        (8,463)
                                                                                  ---------      ---------

Cash flows from financing activities:
     Net increase in deposits                                                        61,596         13,859
     Net increase (decrease) in short-term borrowings                                41,427        (10,696)
     Repayments of notes payable                                                    (42,000)       (86,400)
     Proceeds from notes payable                                                     25,000        106,400
     Decrease in nonrecourse borrowings                                                --          (18,757)
     Dividends paid                                                                  (2,559)        (2,557)
                                                                                  ---------      ---------
              Net cash provided by financing activities                              83,464          1,849
                                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents                                  2,342         (6,629)
Cash and cash equivalents, beginning of period                                       67,423         84,616
                                                                                  ---------      ---------
Cash and cash equivalents, end of period                                          $  69,765      $  77,987
                                                                                  =========      =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                 $  30,631      $  33,284
         Income taxes                                                                 1,572          6,775


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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Investment Securities:

     The amortized cost and estimated fair values of investment securities at June 30, 1999 and December 31, 1998 were as follows:

                                                                             June 30, 1999
                                                     ---------------------------------------------------------------
                                                                          Gross           Gross
                                                     Amortized Cost    Unrealized      Unrealized       Estimated
                                                                          Gains          Losses        Fair Value
                                                     ---------------  --------------  --------------  --------------
                                                                          (in thousands)
Available-for-sale:
     U.S. Treasury securities                          $ 65,349        $    122        $   (175)        $ 65,296
     U.S. government agency securities                   76,558              28            (494)        $ 76,092
     Collateralized mortgage obligations                115,348              18          (1,935)         113,431
     Mortgage-backed securities                         108,759           1,009          (2,813)         106,955
                                                       --------        --------        --------         --------
              Total available-for-sale                  366,014           1,177          (5,417)         361,774
                                                       --------        --------        --------         --------

Held-to-maturity:
     State and municipal obligations                     69,552           1,416          (1,230)          69,738
     Federal Reserve Bank and Federal Home Loan
         Bank equity securities                          14,057            --              --             14,057
     Other debt securities                                  850              17              (5)             862
                                                       --------        --------        --------         --------
              Total held-to-maturity                     84,459           1,433          (1,235)          84,657
                                                       --------        --------        --------         --------
                  Total                                $450,473        $  2,610        $ (6,652)        $446,431
                                                       ========        ========        ========         ========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

                                                                           December 31, 1998
                                                    ---------------------------------------------------------------
                                                                        Gross           Gross
                                                    Amortized Cost   Unrealized       Unrealized       Estimated
                                                                        Gains            Losses        Fair Value
                                                    ---------------  --------------  --------------  --------------
                                                                             (in thousands)
Available-for-sale:
     U.S. Treasury securities                          $110,019        $    859        $   --           $110,878
     U.S. government agency securities                   51,287             125             (86)          51,326
     Collateralized mortgage obligations                 91,696              52          (2,054)          89,694
     Mortgage-backed securities                          98,296           1,466            (252)          99,510
                                                       --------        --------        --------         --------
              Total available-for-sale                  351,298           2,502          (2,392)         351,408
                                                       --------        --------        --------         --------

Held-to-maturity:
     State and municipal obligations                     74,609           2,752            (947)          76,414
     Federal Reserve Bank and Federal Home Loan
         Bank equity securities                          14,319            --              --             14,319
     Other debt securities                                  825              62            --                887
                                                       --------        --------        --------         --------
              Total held-to-maturity                     89,753           2,814            (947)          91,620
                                                       --------        --------        --------         --------
                  Total                                $441,051        $  5,316        $ (3,339)        $443,028
                                                       ========        ========        ========         ========


3.   Loans:

     Loans classified by type at June 30, 1999 and December 31, 1998 were as follows:

                                                June 30,          December 31,
                                                  1999                1998
                                              -----------         -----------
                                                        (in thousands)
Commercial and industrial                     $   781,627         $   749,984
Real estate-construction                          271,386             232,018
Residential real estate-mortgages                 151,161             150,930
Home equity lines of credit                       104,699             106,521
Consumer                                           76,229              53,751
Other loans                                           662               1,806
                                              -----------         -----------
     Gross loans                                1,385,764           1,295,010

Less:  Unearned discount                             (775)             (1,286)
                                              -----------         -----------
     Total loans                                1,384,989           1,293,724

Less:  Allowance for loan losses                  (25,855)            (24,599)
                                              -----------         -----------
         Loans, net                           $ 1,359,134         $ 1,269,125
                                              ===========         ===========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4.   Interest-Bearing Deposits:

     Interest-bearing deposits at June 30, 1999 and December 31, 1998 were as follows:

                                                  June 30,          December 31,
                                                    1999               1998
                                                ------------      --------------
                                                        (in thousands)
NOW accounts                                    $  125,988          $  120,900
Savings accounts                                   107,191             107,274
Money market deposits                              225,411             234,197
Certificates of deposit                            463,502             448,773
Public time deposits                               113,637             121,614
Brokered certificates of deposit                   148,615              56,268
                                                ----------          ----------
     Total                                      $1,184,344          $1,089,026
                                                ==========          ==========

 5.  Notes Payable:

     Notes payable at June 30, 1999 and December 31, 1998 were as follows:

                                                                                     June 30,        December 31,
                                                                                      1999              1998
                                                                                    ---------         ---------
                                                                                         (in thousands)
TAYLOR CAPITAL GROUP, INC.:
 $25 million term loan bearing interest at prime rate or LIBOR plus 1.15%, annual principal reductions of $1 million commencing in February 1999 and a balloon payment of $22 million on February 12, 2002; interest rates at June 30, 1999 and December 31, 1998 were 6.15% and
     6.42% respectively.                                                              $24,000           $25,000


$12  million revolving credit facility bearing interest at prime rate or LIBOR plus 1.15%, maturing September 1, 1999; interest rates at June 30, 1999 and
     December 31, 1998 were 6.15% and 6.43% respectively.                                 500             1,500

COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) - various advances ranging from $10 million to $30 million due at various dates through October 2000 and $30 million due
     February 2008, callable by the FHLB quarterly beginning February 1999;
     collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at June 30, 1999 and
     December 31, 1998 were 4.94% and 5.23% respectively.                              90,000           105,000
                                                                                     --------          --------
Total                                                                                $114,500          $131,500
                                                                                     ========          ========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

     The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of June 30, 1999, the Company was unaware of any instances of non-compliance.

 6.  Incentive Compensation Plan:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and other stock awards. During the six months ended June 30, 1999, stock options were granted with respect to 113,370 shares of common stock at an exercise price of $27.00 per share, the fair market value of the common stock on the grant date, as determined by the most recent semi-annual independent appraisal. Stock options with respect to 25,672 shares of common stock were forfeited during the period. Stock options with respect to 4,113 shares were exercised during the period at an average exercise price of $24.38. As of June 30, 1999, there were total stock options outstanding, net of forfeitures, with respect to 314,021 shares of common stock at a weighted average option price of $24.45.

     In addition, during the first six months of 1999, 13,925 shares of common stock were awarded, and 19,909 shares of common stock were forfeited, under restricted stock agreements.

 7.  Comprehensive Income:

     Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from nonstockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:

                                                     For the Three Months Ended         For the Six Months Ended
                                                                June 30,                        June 30,
                                                     -----------------------------------------------------------------
                                                         1999          1998               1999             1998
                                                     ------------  ------------       ------------     ------------
                                                                            (in thousands)
     Net income, as reported                             $3,225        $1,378             $5,393           $5,259
     Other comprehensive income:
          Change in unrealized  losses on
              available-for-sale securities              (4,392)       (1,042)            (4,137)          (2,027)
          Less: reclassification adjustment for
              gains included in net income                   --            --               (107)              --
                                                         ------        ------             ------           ------
                                                         (4,392)       (1,042)            (4,244)          (2,027)
          Income tax benefit related
              to other comprehensive loss                (1,537)         (353)            (1,416)            (688)
                                                         ------        ------             ------           ------
          Other comprehensive loss, net of tax           (2,855)         (689)            (2,828)          (1,339)
                                                         ------        ------             ------           ------
                   Total comprehensive income            $  370        $  689             $2,565           $3,920
                                                         ======        ======             ======           ======

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8.   Litigation:

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney
     J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. (Reliance). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to September 1998.

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

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

     On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above lawsuits from prosecuting their cases on account of the pending adversary proceedings by the Reliance Estate Representative that are described below. On June 2, 1999 the District Court for the District of Delaware reversed the Bankruptcy Court's order. The District Court's order has been appealed.

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints, since consolidated, which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. On July 22, 1999, the District Court for the District of Delaware issued an order withdrawing the adversary proceedings from the Bankruptcy Court to the District Court.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. This motion for a preliminary injunction is currently pending.

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

     On July 21, 1999, the Company and certain other defendants in the nine Texas cases, the one Illinois case and the adversary proceedings submitted a request to the Judicial Panel on Multidistrict Litigation seeking to have all of these cases transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings. This request is currently pending.

     In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred by Reliance, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement dated February 6, 1997 between the Taylor Family and the Company, the Company has agreed to indemnify the Taylor Family for certain losses that the Taylor Family may incur as a result of the Split-Off Transactions, including a portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family. The Company and its subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

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

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


     The Company's two reportable segments are separately managed, as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment, through its wholesale origination operation, services a different customer base than the banking segment.

     The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Bank. The Bank evaluates segment performance based on profit or loss before income taxes. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as the Bank considers appropriate. The Bank accounts for intersegment revenue at current market prices.

     The following tables present reportable segment information for the periods indicated:

                                                                  For the Three Months Ended
                                            --------------------------------------------------------------------------
                                                     June 30, 1999                           June 30, 1998
                                            --------------------------------------------------------------------------
                                                         Mortgage                                  Mortgage
                                             Banking      Banking         Total        Banking      Banking      Total
                                            --------------------------------------------------------------------------
                                                                           (in thousands)
Net interest income                          $18,681      $1,144         $19,825       $17,301        $625      $17,926

Noninterest income                             4,026          39           4,065         3,699          59        3,758

Depreciation and amortization                  1,580           5           1,585         1,483          25        1,508

Other significant noncash items:
     Provision for loan losses                 1,451          49           1,500         1,499           1        1,500
     Gain on sales of loans, net                 ---         684             684           ---       1,150        1,150
     Gain on sale of mortgage
         servicing rights                        ---         193             193           ---          15           15
     Impairment of mortgage
         servicing rights                        ---         ---             ---           ---          97           97
     Reduction of impairment
         reserve on mortgage
         servicing rights                        ---         ---             ---           ---         ---          ---

Income taxes (benefit)                         3,125       (176)           2,949         2,052           3        2,055

Segment net income (loss)                     $5,084      $(329)          $4,755        $3,090          $2       $3,092
                                          =============================================================================
Segment average assets                    $1,875,930     $88,963      $1,964,893    $1,793,975     $62,597   $1,856,572
                                          =============================================================================

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

                                                                   For the Six Months Ended
                                          -----------------------------------------------------------------------------
                                                     June 30, 1999                           June 30, 1998
                                          -----------------------------------------------------------------------------
                                                          Mortgage                                  Mortgage
                                              Banking      Banking        Total         Banking      Banking      Total
                                          -----------------------------------------------------------------------------
                                                                        (in thousands)
Net interest income                          $36,046      $2,108         $38,154       $34,714      $1,192      $35,906

Noninterest income                             7,883         140           8,023         7,406         103        7,509

Depreciation and amortization                  3,103          11           3,114         3,041          52        3,093

Other significant noncash items:
     Provision for loan losses                 2,909          91           3,000         2,249           1        2,250
     Gain on sales of loans, net                 ---       1,491           1,491           ---       1,951        1,951
     Gain on sale of mortgage
         servicing rights                        ---         193             193           ---       1,462        1,462
     Impairment of mortgage
         servicing rights                        ---         ---             ---           ---         150          150
     Reduction of impairment
         reserve on mortgage
         servicing rights                        ---          47              47           ---         ---          ---

Income taxes (benefit)                         5,546       (244)           5,302         4,758         488        5,246

Segment net income (loss)                     $9,043      $(492)          $8,551        $7,367        $900       $8,267
                                          =============================================================================
Segment average assets                    $1,843,381     $90,125      $1,933,506    $1,776,375     $68,552   $1,844,927
                                          =============================================================================

                           TAYLOR CAPITAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)


The following tables reconcile segment information to the consolidated financial statements for the periods indicated:

                                                                   For the Three Months Ended
                                           -----------------------------------------------------------------------------
                                                     June 30, 1999                            June 30, 1998
                                           -----------------------------------------------------------------------------
                                            Reportable                Consolidated   Reportable               Consolidated
                                             Segments       Other        Totals       Segments       Other       Totals
                                           -----------------------------------------------------------------------------
                                                                           (in thousands)
Net interest income                           $19,825      $(377)        $19,448       $17,926      $(479)       $17,447

Noninterest income                              4,065         (2)          4,063         3,758          14         3,772

Depreciation and amortization                   1,585         ---          1,585         1,508         ---         1,508

Other significant noncash items:
     Provision for loan losses                  1,500         ---          1,500         1,500         ---         1,500
     Gain on sales of loans, net                  684         ---            684         1,150         ---         1,150
     Gain on sale of mortgage
         servicing rights                         193         ---            193            15         ---            15
     Impairment of mortgage
         servicing rights                         ---         ---            ---            97         ---            97

Income taxes (benefit)                          2,949       (812)          2,137         2,055       (912)         1,143

Net income (loss)                              $4,755    $(1,530)         $3,225        $3,092    $(1,714)        $1,378
                                           =============================================================================
Average assets                             $1,964,893         ---     $1,964,893    $1,856,572         ---    $1,856,572
                                           =============================================================================

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


                                                                    For the Six Months Ended
                                           -----------------------------------------------------------------------------
                                                      June 30, 1999                           June 30, 1998
                                           -----------------------------------------------------------------------------
                                            Reportable                 Consolidated   Reportable              Consolidated
                                             Segments       Other         Totals       Segments      Other       Totals
                                           -----------------------------------------------------------------------------
                                                                         (in thousands)
Net interest income                           $38,154       $(776)        $37,378      $35,906      $(955)       $34,951

Noninterest income                              8,023          (5)          8,018        7,509         (5)         7,504

Depreciation and amortization                   3,114          ---          3,114        3,093         ---         3,093

Other significant noncash items:
     Provision for loan losses                  3,000          ---          3,000        2,250         ---         2,250
     Gain on sales of loans, net                1,491          ---          1,491        1,951         ---         1,951
     Gain on sale of mortgage
         servicing rights                         193          ---            193        1,462         ---         1,462
     Impairment of mortgage
         servicing rights                         ---          ---            ---          150         ---           150
     Reduction of impairment
         reserve on mortgage
         servicing rights                          47          ---             47          ---         ---           ---

Income taxes (benefit)                          5,302      (1,533)          3,769        5,246     (1,591)         3,655

Net income (loss)                              $8,551     $(3,158)         $5,393       $8,267    $(3,008)        $5,259
                                           =============================================================================
Average assets                             $1,933,506     $ 2,986      $1,936,492   $1,844,927    $10,558     $1,855,485
                                           =============================================================================

For the three and six months ended June 30, 1999 and 1998, respectively, amounts presented in the other columns represent the operations of the Parent Company and the Mortgage Company that have not been defined as reportable segments.

10. Cumulative Effect of Change in Accounting Principle

As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs associated with the Split-Off Transactions which had not yet been fully amortized.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements, and the Notes thereto, appearing elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Overview

The Company's second quarter 1999 financial results reflected an increase in profitability in comparison to the financial results for the second quarter of 1998. Major factors contributing to this increase included: 1) the increase in net interest income to $19.4 million from $17.4 million for the same period in 1998, 2) the $193,000 gain on the sale of mortgage servicing rights which occurred during the second quarter of 1999 and 3) the decrease in noninterest expenses to $17.5 million in 1999 from $18.3 million in 1998. These factors were partially offset by a decrease in gain on sales of loans, net, to $684,000 for the second quarter of 1999 from $1.2 million for the same period in 1998.

For the second quarter of 1999, consolidated net income was $3.2 million. Annualized return on average assets and return on average equity were 0.66% and 8.81%, respectively. For the second quarter of 1998, consolidated net income was $1.4 million, and annualized return on average assets and return on average equity were 0.30% and 3.86%, respectively. Total assets of the Company were $2.00 billion and $1.91 billion at June 30, 1999 and December 31, 1998, respectively. Loans and deposits grew to $1.42 billion and $1.50 billion, respectively, at June 30, 1999 from $1.34 billion and $1.44 billion, respectively, at December 31, 1998. Stockholders' equity increased to $145.4 million at June 30, 1999 as compared to $145.1 million at December 31, 1998.

For the six months ended June 30, 1999, consolidated net income was $5.4 million. Annualized return on average assets and return on average equity were 0.56% and 7.40%, respectively. For the same period in 1998, consolidated net income was $5.3 million. Annualized return on average assets and return on average equity were 0.57% and 7.43%, respectively. Despite an increase in net interest income to $37.4 million for the six months ended June 30, 1999 from $35.0 million for the same period in 1998, net income increased only slightly primarily due to an increase in the loan loss provision to $3.0 million in 1999 from $2.3 million in 1998, a $1.5 million gain on the sale of mortgage servicing rights in 1998 and an increase in legal fees to $2.6 million in 1999 compared to $2.0 million in 1998.

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

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

      ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                            FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                   JUNE 30. 1999                    JUNE 30. 1998
                                           ------------------------------    -----------------------------
                                                                   YIELD/                           YIELD/
                                             AVERAGE               RATE        AVERAGE              RATE
                                             BALANCE    INTEREST   (%)(4)      BALANCE    INTEREST  (%)(4)
                                           ------------ ---------  ------    ------------ --------- ------
INTEREST-EARNING ASSETS:                                        (dollars in thousands)
Investment securities (1):
   Taxable                                    $367,759    $5,030    5.48 %      $405,558    $5,751   5.72 %
   Non-taxable (tax equivalent)                 71,323     1,366    7.66          67,145     1,326   7.90
                                             ---------    ------               ---------    ------
     Total investment securities               439,082     6,396    5.83         472,703     7,077   6.00
                                             ---------    ------               ---------    ------
Cash equivalents                                16,306       193    4.68           3,226        44   5.40
                                             ---------    ------               ---------    ------
Loans (2):

   Commercial and industrial                 1,026,783    22,134    8.53         882,482    19,811   8.88
   Real estate mortgages                       177,313     3,189    7.19         210,311     3,782   7.19
   Consumer and other                          174,612     3,494    8.03         157,253     3,492   8.91
   Fees on loans                                             277                               395
                                             ---------    ------               ---------    ------
     Net loans (tax equivalent)              1,378,708    29,094    8.46       1,250,046    27,480   8.81
                                             ---------    ------               ---------    ------
       Total earning assets                  1,834,096    35,683    7.80       1,725,975    34,601   8.04
                                             ---------    ------               ---------    ------

Allowance for loan losses                      (25,289)                          (25,340)
NONEARNING ASSETS:
   Cash and due from banks                      66,746                            64,168
   Accrued interest and other assets            89,340                            91,769
                                             ---------                         ---------
TOTAL ASSETS                                $1,964,893                        $1,856,572
                                            ==========                        ==========

INTEREST-BEARING LIABILITIES:

   Interest-bearing deposits:
     Interest-bearing demand deposits         $356,510     2,695    3.03        $338,948     2,996   3.55
     Savings deposits                          107,960       439    1.63         113,093       666   2.36
     Time deposits                             702,692     8,764    5.00         602,279     8,390   5.59
                                             ---------    ------               ---------    ------
       Total deposits                        1,167,162    11,898    4.09       1,054,320    12,052   4.58
                                             ---------    ------               ---------    ------
Short-term borrowings                          191,598     2,121    4.44         204,258     2,643   5.19
Notes payable                                  121,192     1,607    5.25         130,657     1,880   5.69
                                             ---------    ------               ---------    ------
     Total interest-bearing liabilities      1,479,952    15,626    4.23       1,389,235    16,575   4.79
                                             ---------    ------               ---------    ------
NONINTEREST-BEARING LIABILITIES:

   Noninterest-bearing deposits                316,802                           306,919
   Nonrecourse borrowings (3)                      ---                               ---
   Accrued interest and other liabilities       21,399                            17,297


STOCKHOLDERS' EQUITY                           146,740                           143,121
                                            ----------                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,964,893                        $1,856,572
                                            ==========                        ==========
Net interest income (tax equivalent)                     $20,057                           $18,026
                                                         =======                           =======
Net interest spread                                                 3.57 %                           3.25 %
Net interest margin                                                 4.38 %                           4.18 %
                                                                    ====                             ====

                                               FOR THE SIX MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                    JUNE 30. 1999                       JUNE 30, 1998
                                            -------------------------------     -------------------------------
                                                                    YIELD/                               YIELD/
                                              AVERAGE                RATE        AVERAGE                 RATE
                                              BALANCE     INTEREST  (%)(4)       BALANCE     INTEREST   (%)(4)
                                            ------------  --------- -------     -----------  ---------  -------
INTEREST-EARNING ASSETS:                                           (dollars in thousands)
Investment securities (1):
   Taxable                                     $363,492     $9,679    5.34 %      $413,645    $12,229     5.94 %
   Non-taxable (tax equivalent)                  72,663      2,796    7.70          65,474      2,596     7.93
                                              ---------     ------               ---------     ------
     Total investment securities                436,155     12,475    5.73         479,119     14,825     6.21
                                              ---------     ------               ---------     ------
Cash equivalents                                 11,537        274    4.72           4,872        134     5.47
                                              ---------     ------               ---------     ------
Loans (2):

   Commercial and industrial                  1,007,341     42,894    8.47         871,001     39,035     8.91
   Real estate mortgages                        181,013      6,463    7.14         201,903      7,390     7.32
   Consumer and other                           169,457      6,784    8.07         156,223      6,906     8.91
   Fees on loans                                               517                                697
                                              ---------     ------               ---------     ------
     Net loans (tax equivalent)               1,357,811     56,658    8.41       1,229,127     54,028     8.85
                                              ---------     ------               ---------     ------
       Total earning assets                   1,805,503     69,407    7.74       1,713,118     68,987     8.11
                                              ---------     ------               ---------     ------

Allowance for loan losses                       (25,301)                           (25,559)
NONEARNING ASSETS:
   Cash and due from banks                       66,707                             68,246
   Accrued interest and other assets             89,583                             99,680
                                              ---------                          ---------
TOTAL ASSETS                                 $1,936,492                         $1,855,485
                                             ==========                         ==========

INTEREST-BEARING LIABILITIES:

   Interest-bearing deposits:
     Interest-bearing demand deposits          $358,117      5,473    3.08        $341,381      6,035     3.56
     Savings deposits                           107,442        914    1.72         113,003      1,377     2.46
     Time deposits                              675,642     16,951    5.06         595,680     16,582     5.61
                                              ---------     ------               ---------     ------
       Total deposits                         1,141,201     23,338    4.12       1,050,064     23,994     4.61
                                              ---------     ------               ---------     ------
Short-term borrowings                           184,906      4,094    4.46         200,800      5,140     5.16
Notes payable                                   126,157      3,356    5.29         127,167      3,745     5.86
                                              ---------     ------               ---------     ------
     Total interest-bearing liabilities       1,452,264     30,788    4.28       1,378,031     32,879     4.81
                                              ---------     ------               ---------     ------
NONINTEREST-BEARING LIABILITIES:

   Noninterest-bearing deposits                 315,355                            308,071
   Nonrecourse borrowings (3)                       ---                              8,083
   Accrued interest and other liabilities        22,544                             18,624


STOCKHOLDERS' EQUITY                            146,329                            142,676
                                              ---------                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,936,492                         $1,855,485
                                             ==========                         ==========
Net interest income (tax equivalent)                       $38,619                            $36,108
                                                           =======                            =======
Net interest spread                                                   3.46 %                              3.30 %
Net interest margin                                                   4.30 %                              4.24 %
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

Net interest income (with an adjustment for tax-exempt income) for the second quarter of 1999 was $20.1 million, compared to $18.0 million for the second quarter of 1998. The increase in net interest income in 1999 was in part a result of an increase in average earning assets of $108.1 million, or 6.3%, for the three months ended June 30, 1999 when compared to the 1998 reporting period. Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, increased to 4.38% for the second quarter of 1999, from 4.18% for the same 1998 quarter. The net interest margin was positively impacted by a payoff of a loan which was originally purchased at a discount by the Bank. This payoff resulted in the recognition of the remaining unamortized discount as interest income in the amount of $535,000. A change in asset mix also occurred whereby maturing investment securities were utilized to fund higher yielding commercial loans. These factors increasing the net margin were partially offset by reduced yields on investment securities and commercial loans. The yield on earning assets declined to 7.80% from 8.04% for the three months ended June 30, 1999 and 1998, respectively. The yield on commercial loans reflected the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998 as well as increased competitive pressure on loan pricing. The cost of interest-bearing liabilities declined to 4.23% from 4.79% for three months ended June 30, 1999 and 1998, respectively, primarily as a result of lowering the rate paid on interest-bearing deposits and the renewal of maturing notes payable at lower interest rates due to the lower interest rate environment during the latter half of 1998.

Net interest income (with an adjustment for tax-exempt income) for the first six months of 1999 totaled $38.6 million as compared to $36.1 million for the first six months of 1998. The increase in net interest income was primarily a result of an increase in average earning assets of $92.4 million, or 5.0%, for the six months ended June 30, 1999 when compared to the 1998 reporting period. Net interest margin was 4.30% for the first six months of 1999 as compared to 4.24% for the 1998 reporting period. The net interest margin was positively impacted by a payoff of a loan which was originally purchased at a discount, as described above, and a 53 basis point decline in the cost of interest-bearing liabilities. This increase was partially offset by declines in the investment security and commercial loan yields. The yield on earning assets declined to 7.74% from 8.11% for the first six months of 1999, as compared to the same period in 1998. In late 1997 and January 1998, the Bank purchased approximately $92 million of sequential-paying collateralized mortgage obligations at a premium of $7.5 million. The decline in mortgage interest rates and higher refinancing activity experienced during 1998 required that the Bank amortize the purchase premium at a rate faster than originally expected. Accordingly, in the third and fourth quarters of 1998, adjustments were recorded to reduce the yields of the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. At June 30, 1999, these securities totaled $32.7 million, with $1.4 million of premium remaining and an expected yield of 3.3%. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies, including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The decreased yield on commercial loans reflected the 75 basis point reduction in the Company's prime rate

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Interest Income -- continued

during the fourth quarter of 1998, as well as increased competitive pressure on loan pricing. The yield on real estate mortgages decreased as mortgage prepayments increased and new mortgage production rates were lower due to the lower interest rate environment.

The cost of interest-bearing liabilities declined to 4.28% during the first six months of 1999 from 4.81% for the six months ended June 30, 1998, primarily as a result of lowering the rate paid on interest-bearing deposits and the renewal of maturing notes payable at lower interest rates due to the lower interest rate environment during the latter half of 1998.

Provision for Loan Losses

Management determines a provision for loan losses which it considers sufficient to maintain an allowance covering probable losses inherent in the portfolio as of the balance sheet date. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective. Ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

The provision for loan losses in the second quarter of 1999 and the second quarter of 1998 was $1.5 million. For the first six months of 1999 the provision for loan losses totaled $3.0 million versus $2.3 million for the same period of 1998. The $750,000 increase in the provision was a result of an increase in loan volume in 1999. Net charge-offs were $480,000 for the second quarter of 1999 as compared to $2.6 million for the same 1998 period. For the first six months of 1999 net charge-offs totaled $1.7 million as compared to $3.6 million for the same 1998 period. The higher net charge-off activity experienced in 1998 was a result of the resolution of certain older, chronic commercial problem loans. If the loan portfolio continues to grow and/or future net charge-offs do not decline, and/or nonperforming loans increase, the Company expects that the provision for loan losses will continue to exceed 1998 levels. As of June 30, 1999, management believes that the allowance for loan losses is adequate. See "Financial Condition -- Nonperforming Loans and Assets."

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Income

The following table displays noninterest income for the periods indicated:

                                                                           NONINTEREST INCOME
                                                       For the Three Months                For the Six Months
                                                          Ended June 30,                     Ended June 30,
                                                   ---------------------------     ---------------------------------
                                                        1999           1998              1999              1998
                                                   ------------   ------------     --------------    ---------------
                                                                          (in thousands)
Deposit service charges                               $2,222         $2,097             $4,296             $4,187
Retail credit card service charges                       145            137                198                267
Merchant credit card processing fees                      25             33                 27                137
Trust fees                                             1,051            977              2,131              1,922
Gain on sale of loans, net                               684          1,150              1,491              1,951
Mortgage loan servicing income (loss)                     45           (38)                186               (48)
ATM fees                                                 245            213                502                406
Gain on sale of mortgage servicing rights                193             15                193              1,462
Investment securities gains, net                         ---            ---                107                ---
Other noninterest income                                 330            256                618                483
                                                      ------         ------             ------            -------
     Total noninterest income                         $4,940         $4,840             $9,749            $10,767
                                                      ======         ======             ======            =======

Noninterest income for the second quarter of 1999 totaled $4.9 million, a $100,000, or 2.1%, increase from the same quarter in 1998. Increases in deposit service charges, trust fees, ATM fees, and mortgage loan servicing income, which totaled $314,000, in the aggregate, for the three months ended June 30, 1999, as compared to the same period in 1998 were primarily offset by a $466,000 decrease in gain on sale of loans, net. The decrease in the gain on sale of loans, net was primarily a result of a 26% decrease in the volume of loans sold as compared to 1998.

Total noninterest income for the first six months of 1999 was $9.7 million as compared to $10.8 million for the same period in 1998. The decrease in noninterest income was primarily due to the 1998 reporting period inclusion of a gain on sale of mortgage servicing rights of $1.5 million versus a gain of only $193,000 for the 1999 reporting period. In addition, merchant credit card processing fees decreased during 1999 due to reductions in pricing of credit card deposit services.

For the first six months of 1999, trust fees increased $209,000, as compared to the same period in 1998, primarily due to an increase in corporate trust business. The increase in mortgage loan servicing income was primarily a result of a $47,000 reduction in the valuation reserve related to capitalized mortgage servicing rights during the first quarter of 1999, as mortgage prepayment activity slowed during 1999. An impairment provision of $150,000 had been recognized during the first six months of 1998. The Company's higher ATM fee income during the first six months of 1999 was due to an increase in the surcharge fee implemented in the fourth quarter of 1998.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense

The following table displays noninterest expense for the periods indicated:

                                                                            NONINTEREST EXPENSE
                                                       For The Three Months Ended            For the Six Months
                                                                June 30,                       Ended June 30,
                                                      -----------------------------  ------------------------------------
                                                          1999             1998             1999                1998
                                                      ------------     ------------     ------------       --------------
                                                                        (dollars in thousands)
Salaries and employee benefits                          $ 9,261          $ 9,242          $18,741              $18,367
Occupancy of premises, net                                1,563            1,805            3,320                3,519
Furniture and equipment                                     865              917            1,623                1,726
Computer processing                                         565              505            1,188                1,066
Legal fees                                                1,471            1,688            2,618                2,002
Advertising and public relations                            261              805              413                  963
Goodwill and other intangible amortization                  600              613            1,212                1,224
Other real estate and repossessed asset expense              70              111              165                  209
Other noninterest expense                                 2,870            2,580            5,471                5,478
                                                        -------          -------          -------              -------
     Total noninterest expense                          $17,526          $18,266          $34,751              $34,554
                                                        =======          =======          =======              =======
Efficiency ratio (1)                                      71.86 %          81.96 %          73.74 %              75.58 %
                                                        =======          =======          =======              =======

----------

(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.


Total noninterest expense for the second quarter of 1999 was $17.5 million, a $740,000, or 4.0%, decrease as compared to the prior year's second quarter noninterest expense of $18.3 million. The primary reason for the lower expense for the 1999 reporting period was a decrease in advertising and public relations expense of $544,000. The Company expects this trend to continue as the Company changed its advertising campaign strategy for 1999. Additionally, occupancy expense for the second quarter of 1999 decreased $242,000 as compared to the same 1998 period. A reduction in rent expense related to one of the Bank's facilities contributed to the decrease.

Noninterest expense for the six months ended June 30, 1999 totaled $34.8 million, as compared to $34.6 million for the 1998 reporting period. The primary reasons for the higher expense in the 1999 reporting period over that in the 1998 period were increased legal fees and employee benefit costs, partially offset by a decrease in advertising and public relations expense and occupancy expenses.

Salaries and benefits expense for the first six months of 1999 increased 2.0% versus the same period in 1998. The primary reason for the increase was routine annual salary increases partially offset by a lower number of full-time equivalents employees in 1999 versus 1998.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense -- continued

In late 1998 and the first two quarters of 1999, the Bank implemented significant technology enhancements within the Bank's operations center and replaced certain hardware and software applications with systems of greater functionality. Capital expenditures related to the replacement of hardware and software totaled approximately $2.8 million. The Company anticipates these enhancements and replacements will increase furniture and equipment expenses in future periods.

Legal expenses for the first six months of 1999 increased $616,000 from 1998. Parent Company legal costs increased during 1999, relating to the bankruptcy of Reliance Acceptance Group, Inc and the defense of the various lawsuits relating to the Split-Off Transactions. The legal costs relating to the bankruptcy of Reliance Acceptance Group, Inc. and the defense of the various related lawsuits relating to the Split-Off Transactions totaled approximately $2.3 million and $1.8 million during the 1999 and 1998 reporting periods. The Company expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been, and will be, submitted to insurance carriers for reimbursement. The Company, however, cannot predict to what extent such costs will be reimbursed or when such reimbursement could occur. See "Litigation" below.

Income Taxes

Income tax expense of $2.1 million and $1.1 million was recorded for the second quarters of 1999 and 1998, respectively, reflecting an effective tax rate of 40% and 45%, respectively. The income tax expense for the first six months of 1999 and 1998 totaled $3.8 million and $3.7 million, respectively, reflecting an effective tax rate of 40% and 41%, respectively. The higher effective tax rate for the 1998 reporting periods was primarily due to certain employee benefit costs in those periods that were not fully deductible for tax purposes.

Cumulative Effect of Change in Accounting Principle

As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs associated with the Split-Off Transactions which had not yet been fully amortized.

FINANCIAL CONDITION

Overview

During the first six months of 1999 total assets increased $76.8 million to $2.00 billion at June 30, 1999 from $1.91 billion at December 31, 1998. The asset growth in the Company's commercial, real estate construction and home

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Financial Condition -- continued

equity loan portfolios was primarily funded with brokered certificates of deposit. Growth in customer interest-bearing deposits and repurchase agreements was offset by a seasonal decline in customer non-interest bearing deposits. Mortgage loans held-for-sale declined due to an increase in the volume of mortgage loans delivered for sale.

In March 1999, the Company executed a modest restructuring of the available-for-sale investment portfolio. Approximately $50 million of short-maturity U.S. Treasury securities were sold, and the proceeds were reinvested in longer-term Treasury, government agency and mortgage-backed securities, thereby lengthening the duration of the investment portfolio.

Premises and equipment expenses increased approximately $1.7 million during the first six months of 1999 primarily as a result of the purchase of operations and technology hardware and software.

Goodwill may periodically be reduced by the utilization of state net operating loss carryforwards acquired in connection with the Split-Off Transactions. The state income tax benefit of these items is applied against goodwill when recognized, rather than as a reduction of income tax expense.

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

The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                              NONPERFORMING ASSETS

                                                                                       June 30,      December 31,
                                                                                         1999            1998
                                                                                     -----------     -----------
                                                                                        (dollars in thousands)
Loans contractually past due 90 days or more but still accruing                        $ 2,930         $ 2,618
Nonaccrual loans                                                                         8,322          11,365
                                                                                       -------         -------
         Total nonperforming loans                                                      11,252          13,983
Other real estate                                                                        2,721           3,185
Other repossessed assets                                                                    43              83
                                                                                       -------         -------
         Total nonperforming assets                                                    $14,016         $17,251
                                                                                       =======         =======

Nonperforming loans to total loans                                                        0.79 %          1.05 %
Nonperforming assets to total loans plus repossessed property                             0.95 %          1.29 %
Nonperforming assets to total assets                                                      0.70 %          0.90 %

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Allowance for Loan Losses

An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. The allowance is maintained by management at a level it considers adequate to distinguish probable losses inherent in the portfolio as of the balance sheet date. Factors considered include past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates which are subject to change over time. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the resulting amounts are reflected through the provision for loan losses in the appropriate period. Although management believes that the Company's allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. See "Results of Operations --Provision for Loan Losses".

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                     For the Three Months Ended             For The Six Months Ended
                                                              June 30,                              June 30,
                                                   --------------------------------     ---------------------------------
                                                       1999               1998              1999                1998
                                                   -------------      -------------     -------------       -------------
                                                                         (dollars in thousands)
Average total loans                                $1,378,592         $1,250,046        $1,357,811          $1,229,127
                                                   ==========         ==========        ==========          ==========
Total loans at end of period                                                            $1,417,361          $1,252,440
                                                                                        ==========          ==========

ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                   $   24,834         $   25,642        $   24,599          $   25,813
Charge-offs                                              (733)            (3,276)           (2,832)             (4,416)
Recoveries                                                254                637             1,088                 856
                                                   ----------         ----------        ----------          ----------
     Net charge-offs                                     (479)            (2,639)           (1,744)             (3,560)
                                                   ----------         ----------        ----------          ----------
Provision for loan losses                               1,500              1,500             3,000               2,250
                                                   ----------         ----------        ----------          ----------
Allowance at end of period                         $   25,855         $   24,503        $   25,855          $   24,503
                                                   ==========         ==========        ==========          ==========

Net charge-offs to average total loans                   0.14 %             0.85 %            0.26 %              0.58 %
     (annualized)
Allowance to total loans at end of period                                                     1.82 %              1.96 %
Allowance to nonperforming loans                                                            229.78 %            148.70 %

Net charge-offs for the quarter and six months ended June 30, 1999 decreased over the comparable periods for 1998. Net charge-offs were $1.7 million for the six months ended June 30, 1999, as compared to $3.6 million for

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Allowance for Loan Losses -- continued

the 1998 reporting period. The decrease in 1999 was primarily due to the resolution of certain older, chronic commercial problem loans which were charged-off during the second quarter of 1998. The amount of nonperforming loans was $11.3 million at June 30, 1999 as compared to $14.0 million at December 31, 1998. The ratio of allowance to nonperforming loans increased to 229.78% at June 30, 1999 from 175.92% at December 31, 1998.

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

The Company's and the Bank's capital ratios were as follows for the dates indicated:


                                                                                                    For Capital
                                                            Actual                              Adequacy Purposes
                                                      -------------------                      -------------------
                                                        Amount    Ratio                     Amount              Ratio
                                                      ----------- -------                   -------------------------
                                                                                             (dollars in thousands)
As of June 30, 1999:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated     $137,539    9.12 %  greater than    $120,713 greater than  8.00  %
         Cole Taylor Bank                               160,806   10.67    greater than     120,588 greater than  8.00
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated      118,591    7.86    greater than      60,357 greater than  4.00
         Cole Taylor Bank                               141,879    9.41    greater than      60,294 greater than  4.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated      118,591    6.12    greater than      77,449 greater than  4.00
         Cole Taylor Bank                               141,879    7.34    greater than      77,283 greater than  4.00

As of December 31, 1998:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated     $131,218    9.02 %  greater than    $116,405 greater than  8.00  %
         Cole Taylor Bank                               154,943   10.67    greater than     116,144 greater than  8.00
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated      112,951    7.76    greater than      58,203 greater than  4.00
         Cole Taylor Bank                               136,717    9.42    greater than      58,072 greater than  4.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated      112,951    6.17    greater than      73,204 greater than  4.00
         Cole Taylor Bank                               136,717    7.33    greater than      74,655 greater than  4.00

                                                                                  To Be Well
                                                                               Capitalized Under
                                                                               Prompt Corrective
                                                                                Action Provision
                                                                              -------------------
                                                                        Amount                   Ratio
                                                                        ------                   -----
As of June 30, 1999:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated                       NA
         Cole Taylor Bank                               greater than  $150,735    greater than   10.00 %
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated                        NA
         Cole Taylor Bank                               greater than    90,441    greater than    6.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated                        NA
         Cole Taylor Bank                               greater than    96,604    greater than    5.00

As of December 31, 1998:
     Total Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated                        NA
         Cole Taylor Bank                               greater than  $145,507    greater than   10.00 %
     Tier I Capital (to Risk Weighted Assets)
         Taylor Capital Group, Inc. - Consolidated                        NA
         Cole Taylor Bank                               greater than    87,304    greater than    6.00
     Leverage (1)
         Taylor Capital Group, Inc. - Consolidated                        NA
         Cole Taylor Bank                               greater than    91,506    greater than    5.00

----------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources -- continued

Management of the Company recognizes the need to effectively manage capital levels to remain above the regulatory "well capitalized" guidelines as it relates to asset growth. In order to avoid declining capital levels, management will continue to evaluate options, to fund Parent Company legal costs and other expenses, including utilizing the Parent Company's revolving credit facility.

For the first six months of 1999, the Parent Company declared $1.7 million and $838,000 in preferred and common stock dividends, respectively.

Liquidity

The asset growth of loans was funded primarily through the issuance of brokered certificates of deposits. Brokered certificates of deposits increased to $148.6 million at June 30, 1999 from $56.3 million at December 31, 1998. Adverse operating results at the Bank or changes in industry conditions could lead to an inability to replace such brokered deposits at maturity, which could result in higher costs to or reduced asset levels of the Bank. The Parent Company paid $1 million on its term loan and $1 million on its revolving credit facility during the first six months of 1999. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets for 1999.

On December 7, 1998 a motion was filed for a preliminary injunction which seeks to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. See "Litigation."

As described in Footnote 8 to the consolidated financial statements included in
Part I, Item 1, and under the caption "Litigation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and its subsidiaries continue to pay defense and other legal costs related to certain significant litigation. As these costs are being paid primarily by the Parent Company, the Parent Company's cash needs have increased. The liquidity requirements for the Parent Company on a standalone basis consist primarily of dividends to shareholders and expenses for general corporate purposes including legal costs. The primary source of Parent Company cash flow is dividends received from the Bank. The Company believes that the Bank currently has adequate capital to allow continued dividends, out of earnings, to support the Parent Company.

YEAR 2000 COMPLIANCE

The Company continues to be actively addressing its Year 2000 ("Y2K") compliance issues. A comprehensive Y2K plan (the "Plan") has been prepared which includes awareness, assessment, renovation, validation/testing, implementation and contingency planning. The Company has developed an extensive Y2K communication program. The Company will continue to update customers as to our progress as the year ensues. A part of this communication program will focus on Y2K-related fraud prevention. A Y2K oversight committee is responsible for ensuring that the Plan is executed on a timely basis.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Compliance -- continued

The Company has substantially completed the awareness, assessment, renovation, and validation phases of the Plan. The Plan called for the replacement or upgrade of non-compliant systems and validation of those replacements or upgrades during the fourth quarter of 1998 and early 1999. Non-compliant systems were upgraded or replaced during the fourth quarter of 1998 and early 1999 in accordance with the Company's Plan. The Company has completed testing of mission critical applications and substantially all mission critical applications/systems have been remediated as of June 30, 1999 in accordance with milestones set forth by the Federal Financial Institutions Examination Council (FFIEC).

The majority of the Company's mission critical systems (specifically those that process loans, deposits, and general ledger transactions) are provided by third party processors. At this time, the primary data processing provider reports that it is on target to meet all required dates to provide compliant systems. All core applications provided by the Company's primary data processing provider have been tested and implemented for Y2K readiness with the exception of the commercial loan system. An upgrade to this system is scheduled for implementation in September, 1999. This application upgrade has successfully been tested for Year 2000 readiness.

The Company has made significant progress relative to contingency plans for Year 2000. These plans will continue to be refined as 1999 progresses. In conjunction with contingency planning, the Company has developed a liquidity strategy for Y2K in order to meet expected currency demands at the Bank's branches and automated teller machines. This strategy will be implemented during the second half of 1999.

The Company expensed approximately $181,000 during the first six months of 1999, and expects to incur additional costs throughout the remainder of 1999, for its Y2K compliance program. With respect to certain technology applications, the Company has elected to replace the existing applications with applications having greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's technology expenditures have materially increased from historical levels. The Company expects the additional costs incurred related to Y2K remediation to represent only a small portion of its overall technology expenditures.

Regardless of the Y2K compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Y2K compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties who have Y2K compliance problems. The Company has been evaluating, in accordance with the guidelines outlined by the FFIEC, the potential credit and liquidity risk associated with Y2K as it relates to the Company's customer base. The Company's analysis performed to date has not identified major credit exposure within the high risk category of customers; in-depth analysis will continue to be performed during 1999.

Based on the Company's progress to date in executing its Plan, the Company expects no significant disruption of business activities resulting from the arrival of the Y2K.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Compliance -- continued

As a regulated financial institution, the Company is subject to possible supervisory or enforcement action if the governing regulatory agency deems the Company's response and progress with respect to the Y2K issue to be of serious concern. At this time, management believes its progress with respect to Y2K compliance to be satisfactory.

LITIGATION

Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. (Reliance). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to September 1998.

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

On October 5, 1998, the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") entered an order preliminarily enjoining the plaintiffs in most of the above lawsuits from prosecuting their cases on account of the pending adversary proceedings by the Reliance Estate Representative that are described below. On June 2, 1999 the District Court for the District of Delaware reversed the Bankruptcy Court's order. The District Court's order has been appealed.

On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints, since consolidated, which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. On July 22, 1999, the District Court for the District of Delaware issued an order withdrawing the adversary proceedings from the Bankruptcy Court to the District Court.

On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Litigation -- continued

shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. This motion for a preliminary injunction is currently pending.

On July 21, 1999, the Company and certain other defendants in the nine Texas cases, the one Illinois case and the adversary proceedings submitted a request to the Judicial Panel on Multidistrict Litigation seeking to have all of these cases transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings. This request is currently pending.

In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred by Reliance, including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement dated February 6, 1997 between the Taylor Family and the Company, the Company has agreed to indemnify the Taylor Family for certain losses that the Taylor Family may incur as a result of the Split-Off Transactions, including a portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family. The Company and its subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


New Accounting Pronouncements -- continued

changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) an subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. In June 1999 the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133." This statement delays the effective date of FASB No. Statement 133 for one year, to fiscal years beginning after June 15, 2000. The Company must adopt the Statement by January 1, 2001, however early adoption is permitted. Upon adoption, the provisions of the Statement must only be applied prospectively. The Company has not yet quantified the impact of the adoption of the Statement.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, including the statements in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates," "believes," "estimates," "expects" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in the remainder of 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; the effects of the Year 2000 compliance issue on the computer systems of the Company, its service providers and its loan customers; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations or potential liabilities or restrictions arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described elsewhere in this Form 10-Q. Except as specifically required by the federal securities laws the Company does not undertake any obligation to update or revise any forward looking statements to reflect new events or circumstances or for any other reason.

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

The Company uses various interest rate contracts (floors) and forward sale commitments to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. The Company's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and also assuming parallel shifts of market interest rates up and down 200 basis points. The impact of imbedded options in products such as callable securities and mortgage-backed securities, real estate mortgage loans and callable borrowings is considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the modeled net interest income in the rates unchanged scenario. ALCO utilizes all of the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The second quarter 1999 simulation model indicated that the Bank had limited exposure to either rising or declining rates in the one-year horizon. At June 30, 1999 the net interest income at risk for year one in the declining rate scenario was calculated at $8,000, or 0.01% lower than the net interest income in the rates unchanged scenario. The net interest income for year one in the rising rate scenario was calculated at $284,000, or 0.35% higher than the net interest income in the rates unchanged scenario. This exposure was well within the Bank's policy guidelines of 10%. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay, and pricing and reinvestment strategies and, therefore, should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a modeled 200 basis point parallel increase in market rates.

                           TAYLOR CAPITAL GROUP, INC.


PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Footnote 8 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" included in this Form 10-Q discuss certain significant litigation relating to the Split-Off Transactions. Such discussion is incorporated in this Part II.
Item 1. by reference.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits - Exhibit 10.1 - Taylor Capital Group, Inc. Profit
                                           Sharing and Employee Stock
                                           Ownership Plan
                          - Exhibit 10.2 - Amendment and Restatement of the
                                           Taylor Capital Group, Inc. Profit
                                           Sharing and Employee Stock Ownership
                                           Trust
                          - Exhibit 10.3 - Taylor Capital Group, Inc. 401 (K)
                                           Plan
                          - Exhibit 10.4 - Taylor Capital Group, Inc. 401(k)
                                           Trust
                          - Exhibit 27 - Financial Data Schedule
           (b)   Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Taylor Capital Group, Inc.
                                            -----------------------------------
                                                         (Registrant)


Date:   August 13, 1999                        /s/  Jeffrey W. Taylor
                                            -----------------------------------
                                                    Jeffrey W. Taylor *
                                            Chairman and Chief Executive Officer


Date:   August 13, 1999                        /s/  J. Christopher Alstrin
                                            -----------------------------------
                                                    J. Christopher Alstrin *
                                                    Chief Financial Officer


* Duly authorized to sign on behalf of the Registrant