Form 10-Q
period 1999-09-30
TAYLOR CAPITAL GROUP INC
filed 1999-11-15
CIK 1025536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                          Commission File No. 333-14713


                           TAYLOR CAPITAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter

            DELAWARE                                           36-4108550
  -------------------------------                       ---------------------
   State or Other Jurisdiction of                            I.R.S. Employer
   Incorporation or Organization                        Identification Number


                         350 EAST DUNDEE ROAD, SUITE 300
                          WHEELING, ILLINOIS 60090-3199
                     Address of Principal Executive Offices

                                 (847) 808-6873
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of outstanding shares of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                      Outstanding at November  5 , 1999
----------------------------          ---------------------------------
Common Stock, $.01 Par Value                       4,625,792

                           TAYLOR CAPITAL GROUP, INC.

                                     INDEX

PART  I.  FINANCIAL INFORMATION..........................................................................    PAGE
                                                                                                             -----
     Item 1.    Financial Statements

                Consolidated Balance Sheets (Unaudited) -
                    September 30, 1999 and December 31, 1998.............................................     3

                Consolidated Statements of Income (Unaudited) -
                    For the Three and Nine Months Ended September 30, 1999
                    and For the Three and Nine Months Ended September 30, 1998...........................     4

                Consolidated Statements of Cash Flows (Unaudited) -
                    For the Nine Months Ended September 30, 1999 and For
                    the Nine Months Ended September 30, 1998.............................................     5

                Notes to Financial Statements (Unaudited)................................................     6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................    18

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    35


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................................................    36

     Item 5.    Other Information........................................................................    36

     Item 6.    Exhibits and Reports on Form 8-K.........................................................    37

     SIGNATURES..........................................................................................    37


PART I. FINANCIAL INFORMATION  - ITEM 1.  Financial Statements

                           TAYLOR CAPITAL GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (in thousands, except share and per share data)


                                                                                                September 30,      December 31,
                                                                                                    1999              1998
                                                                                                ------------       ------------
                                      ASSETS

Cash and due from banks                                                                          $   69,281        $   66,192
Interest-bearing deposits with banks                                                                  3,050             1,200
Federal funds sold                                                                                    1,750                31
Investment securities:
     Available-for-sale, at fair value                                                              347,192           351,408
     Held-to-maturity, at amortized cost (fair value of $84,168 and $91,620 at
          September 30, 1999 and December 31, 1998, respectively)                                    84,229            89,753
Loans held for sale, net, at lower of cost or market                                                 27,874            42,257
Loans, net of allowance for loan losses of $26,561 and $24,599 at September 30,
     1999 and December 31, 1998, respectively                                                     1,381,373         1,269,125
Premises, leasehold improvements and equipment, net                                                  23,702            22,702
Other real estate and repossessed assets, net                                                           759             3,267
Goodwill, net of amortization of $6,495 and $4,683
     at September 30, 1999 and December 31, 1998, respectively                                       29,592            32,053
Other assets                                                                                         36,593            32,342
                                                                                                 ----------        ----------
          Total assets                                                                           $2,005,395        $1,910,330
                                                                                                 ==========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                                                           $332,082          $350,711
     Interest-bearing                                                                             1,219,021         1,089,026
          Total deposits                                                                          1,551,103         1,439,737
Short-term borrowings                                                                               167,456           171,718
Accrued interest, taxes and other liabilities                                                        25,361            22,242
Notes payable                                                                                       114,500           131,500
                                                                                                 ----------        ----------
               Total liabilities                                                                  1,858,420         1,765,197
                                                                                                 ----------        ----------
Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares authorized,
          Series A 9% noncumulative perpetual, 1,530,000 shares issued and
          outstanding, $25 stated and redemptive value                                               38,250            38,250
     Common stock, $.01 par value; 7,000,000 shares authorized, 4,625,792 and 4,658,533 shares issued and outstanding at September 30, 1999 and
          December 31, 1998, respectively                                                                47                47
     Surplus                                                                                        100,016            99,990
     Unearned compensation - stock grants                                                            (1,516)           (2,083)
     Employee stock ownership plan loan                                                                (576)             (576)
     Retained earnings                                                                               14,110             9,434
     Accumulated other comprehensive income (loss)                                                   (2,421)               71
     Treasury stock, at cost                                                                           (935)              ---
                                                                                                 ----------        ----------
          Total stockholders' equity                                                                146,975           145,133
                                                                                                 ----------        ----------
               Total liabilities and stockholders' equity                                        $2,005,395        $1,910,330
                                                                                                 ==========        ==========


          See accompanying notes to consolidated financial statements.

                                       PE
                                       ==

                           TAYLOR CAPITAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (in thousands)

                          ---------------------------


                                                        For the Three Months Ended     For the Nine Months Ended
                                                               September  30,                 September 30,
                                                        --------------------------     -------------------------
                                                           1999             1998           1999           1998
                                                          ------           ------         ------         ------
Interest income:
     Interest and fees on loans                           $30,289         $28,211        $86,747        $82,071
     Interest and dividends on investment securities:
          Taxable                                           5,405           4,918         15,084         17,147
          Tax-exempt                                          828             840          2,583          2,447
     Interest on cash equivalents                             323             307            597            441
                                                           ------          ------         ------         ------
               Total interest income                       36,845          34,276        105,011        102,106
                                                           ------          ------         ------         ------
Interest expense:
     Deposits                                              12,802          12,365         36,140         36,359
     Short-term borrowings                                  2,324           2,525          6,418          7,665
     Notes payable                                          1,552           1,865          4,908          5,610
                                                           ------          ------         ------         ------
               Total interest expense                      16,678          16,755         47,466         49,634
                                                           ------          ------         ------         ------
Net interest income                                        20,167          17,521         57,545         52,472
Provision for loan losses                                   1,500           1,050          4,500          3,300
                                                           ------          ------         ------         ------
               Net interest income after provision
                    for loan losses                        18,667          16,471         53,045         49,172
                                                           ------          ------         ------         ------
Noninterest income:
     Service charges                                        2,533           2,193          7,054          6,784
     Trust fees                                             1,182             965          3,313          2,887
     Gain on sales of loans, net                              363             999          1,854          2,950
     Gain on sale of mortgage servicing rights                  5             ---            198          1,462
     Investment securities gains, net                        ---              ---            107            ---
     Other noninterest income                                 507             392          1,813          1,233
                                                           ------          ------         ------         ------
               Total noninterest income                     4,590           4,549         14,339         15,316
                                                           ------          ------         ------         ------
Noninterest expense:
     Salaries and employee benefits                         9,524           9,341         28,265         27,708
     Occupancy of premises, net                             1,645           1,811          4,965          5,330
     Furniture and equipment                                  954             832          2,577          2,558
     Computer processing                                      588             577          1,776          1,643
     Advertising and public relations                         418             365            831          1,328
     Goodwill and other intangible amortization               600             612          1,812          1,836
     Legal fees                                             1,505             958          4,123          2,960
     Other noninterest expense                              2,571           2,896          8,207          8,583
                                                           ------          ------         ------         ------
          Total noninterest expense                        17,805          17,392         52,556         51,946
                                                           ------          ------         ------         ------
Income before income taxes and cumulative
     effect of change in accounting principle               5,452           3,628         14,828         12,542
Income taxes                                                2,213           1,445          5,982          5,100
                                                           ------          ------         ------         ------
Income before cumulative effect of change in
     accounting principle                                   3,239           2,183          8,846          7,442
Cumulative effect of change in accounting
     principle, net of tax                                    ---             ---           (214)           ---
                                                           ------          ------         ------         ------
               Net income                                  $3,239          $2,183         $8,632         $7,442
                                                           ======          ======         ======         ======
Preferred dividend requirements                             (860)           (861)        (2,581)        (2,582)
                                                           ------          ------         ------         ------
Net income applicable to common stockholders               $2,379          $1,322         $6,051         $4,860
                                                           ======          ======         ======         ======


          See accompanying notes to consolidated financial statements.

                           TAYLOR CAPITAL GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                           -------------------------

                                                                  For the Nine Months Ended
                                                                         September 30,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------
Cash flows from operating activities:
  Net income                                                      $  8,632         $  7,442
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Investment securities gains, net                                  (107)             ---
    Amortization of premiums and discounts, net                      1,745            3,364
    Provision for loan losses                                        4,500            3,300
    Gain on sales of loans originated for sale                      (1,108)          (3,783)
    Loans originated and held for sale                            (138,189)        (224,364)
    Proceeds from sales of loans originated for sale               153,549          228,480
    Depreciation and amortization                                    4,800            4,832
    Other adjustments to net income, net                            (1,284)            (677)
    Net changes in other assets and liabilities                      1,751              721
                                                                  --------         --------
    Net cash provided by operating activities                       34,289           19,315
                                                                  --------         --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                      (143,286)         (39,363)
  Purchases of held-to-maturity securities                            (286)         (15,267)
  Proceeds from principal payments and maturities of
    available-for-sale securities                                   92,229          100,147
  Proceeds from principal payments and maturities of
    held-to-maturity securities                                      5,509           10,864
  Proceeds from sales of available-for-sale securities              50,102              ---
  Net increase in loans                                           (115,978)         (92,736)
  Decrease in reverse exchange assets                                  ---           18,757
  Other, net                                                        (1,258)          (1,551)
                                                                  --------         --------
       Net cash used in investing activities                      (112,968)         (19,149)
                                                                  --------         --------
Cash flows from financing activities:
  Net increase in deposits                                         111,366            6,627
  Net (decrease) increase in short-term borrowings                  (4,262)           5,500
  Repayments of notes payable                                      (42,000)        (112,400)
  Proceeds from notes payable                                       25,000          106,900
  Decrease in nonrecourse borrowings                                   ---          (18,757)
  Purchases of treasury stock                                         (935)             ---
  Dividends paid                                                    (3,832)          (4,698)
                                                                  --------         --------
       Net cash provided by (used in) financing activities          85,337          (16,828)
                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents                 6,658          (16,662)
Cash and cash equivalents, beginning of period                      67,423           84,616
                                                                  --------         --------
Cash and cash equivalents, end of period                          $ 74,081         $ 67,954
                                                                  ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                     $ 45,513         $ 49,302
     Income taxes                                                    4,500            6,775




          See accompanying notes to consolidated financial statements.

 1.  Basis of Presentation:

     The Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company") Cole Taylor Bank and its subsidiaries (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company").

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

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications to the Company's prior year's consolidated financial statements have been made to conform to the current year's presentation.

2.   Investment Securities:

     The amortized cost and estimated fair values of investment securities at September 30, 1999 and December 31, 1998 were as follows:

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


                                                                       September 30, 1999
                                                      ----------------------------------------------------
                                                                       Gross          Gross
                                                      Amortized     Unrealized     Unrealized   Estimated
                                                        Cost           Gains         Losses     Fair Value
                                                      ---------     -----------    -----------  ----------
                                                                         (in thousands)
Available-for-sale:
   U.S. Treasury securities                            $ 65,250        $  107        $   (91)    $ 65,266
   U.S. government agency securities                     71,734             2           (460)     $71,276
   Collateralized mortgage obligations                  113,972             8         (1,816)     112,164
   Mortgage-backed securities                            99,959           922         (2,395)      98,486
                                                       --------        ------        -------     --------
         Total available-for-sale                       350,915         1,039         (4,762)     347,192
                                                       --------        ------        -------     --------
Held-to-maturity:
   State and municipal obligations                       69,310         1,239         (1,299)      69,250
   Federal Reserve Bank and Federal Home Loan
       Bank equity securities                            14,069           ---            ---       14,069
   Other debt securities                                    850             7             (8)         849
                                                       --------        ------        -------     --------
         Total held-to-maturity                          84,229         1,246         (1,307)      84,168
                                                       --------        ------        -------     --------
              Total                                    $435,144        $2,285        $(6,069)    $431,360
                                                       ========        ======        =======     ========

                                                                       December 30, 1999
                                                      ----------------------------------------------------
                                                                       Gross          Gross
                                                      Amortized     Unrealized     Unrealized   Estimated
                                                        Cost           Gains         Losses     Fair Value
                                                      ---------     -----------    -----------  ----------
                                                                         (in thousands)
Available-for-sale:
   U.S. Treasury securities                            $110,019        $  859        $   ---     $110,878
   U.S. government agency securities                     51,287           125            (86)      51,326
   Collateralized mortgage obligations                   91,696            52         (2,054)      89,694
   Mortgage-backed securities                            98,296         1,466           (252)      99,510
                                                       --------        ------        -------     --------
         Total available-for-sale                       351,298         2,502         (2,392)     351,408
                                                       --------        ------        -------     --------
Held-to-maturity:
   State and municipal obligations                       74,609         2,752           (947)      76,414
   Federal Reserve Bank and Federal Home Loan
       Bank equity securities                            14,319           ---            ---       14,319
   Other debt securities                                    825            62            ---          887
                                                       --------        ------        -------     --------
         Total held-to-maturity                          89,753         2,814           (947)      91,620
                                                       --------        ------        -------     --------
              Total                                    $441,051        $5,316        $(3,339)    $443,028
                                                       ========        ======        =======     ========

3.   Loans:

     Loans classified by type at September 30, 1999 and December 31, 1998 were as follows:

                                                  September 30,    December 31,
                                                       1999            1998
                                                  ------------     ------------
                                                           (in thousands)
Commercial and industrial                          $  800,941       $  749,984
Real estate-construction                              248,262          232,018
Residential real estate-mortgages                     165,318          150,930
Home equity lines of credit                           104,774          106,521
Consumer                                               84,720           53,751
Other loans                                             4,787            1,806
                                                   ----------       ----------
    Gross loans                                     1,408,802        1,295,010

Less:  Unearned discount                                 (868)          (1,286)
                                                   ----------       ----------
    Total loans                                     1,407,934        1,293,724

Less:  Allowance for loan losses                      (26,561)         (24,599)
                                                   ----------       ----------
        Loans, net                                 $1,381,373       $1,269,125
                                                   ==========       ==========

4.   Interest-Bearing Deposits:

     Interest-bearing deposits at September 30, 1999 and December 31, 1998 were as follows:

                                                  September 30,    December 31,
                                                       1999            1998
                                                  ------------     ------------
                                                           (in thousands)
           NOW accounts                            $  142,293       $  120,900
           Savings accounts                           103,098          107,274
           Money market deposits                      244,355          234,197
           Certificates of deposit                    475,649          448,773
           Public time deposits                       100,720          121,614
           Brokered certificates of deposit           152,906           56,268
                                                   ----------       ----------
              Total                                $1,219,021       $1,089,026
                                                   ==========       ==========

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)




5.   Notes Payable:

     Notes payable at September 30, 1999 and December 31, 1998 were as follows:

                                                                             September 30,     December 31,
                                                                                 1999             1998
                                                                             ------------      ------------
                                                                                     (in thousands)
     TAYLOR CAPITAL GROUP, INC.:
     $25 million term loan bearing interest at prime rate or LIBOR plus
         1.15%, annual principal reductions of $1 million commencing in
         February 1999 and a balloon payment of $22 million on
         February 12, 2002; interest rates at September 30, 1999 and
         December 31, 1998 were 6.46% and 6.42% respectively.                  $ 24,000         $ 25,000


     $12 million revolving credit facility bearing interest at prime rate or
         LIBOR plus 1.15%, maturing September 1, 2000; interest rates at
         September 30, 1999 and December 31, 1998 were 6.52% and 6.43%
         respectively.                                                              500            1,500

     COLE TAYLOR BANK:
     Federal Home Loan Bank (FHLB) - various advances ranging from
         $10 million to $30 million due at various dates through October 2000 and $30 million due February 2008, callable by the FHLB quarterly beginning February 1999; collateralized by qualified first mortgage residential loans and FHLB stock; weighted average interest rates at
         September 30, 1999 and December 31, 1998 were 5.03% and 5.23%
         respectively.                                                           90,000          105,000
                                                                               --------         --------
     Total                                                                     $114,500         $131,500
                                                                               ========         ========

     In September 1999, the Taylor Capital Group, Inc. loan agreement was extended, effective September 1, 1999 to September 1, 2000. There were no other changes in the terms of the agreement other than the extension. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of September 30, 1999, the Company was unaware of any instances of non-compliance.

 6.  Incentive Compensation Plan:

     The Company has an Incentive Compensation Plan (the "Plan") that allows for the granting of stock options and other stock awards. During the nine months ended September 30, 1999, stock options were granted with respect to 116,070 shares of common stock at an exercise price of $27.00 per share, the fair market value of the common stock on the grant date, as determined by the most recent semi-annual independent appraisal. Stock options with respect to 41,006 shares of common stock were forfeited during the period. Stock options with respect to 5,982 shares were exercised during the period at an average exercise price of $24.16. As of September 30, 1999, there were total stock

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)


     options outstanding, net of forfeitures, with respect to 299,518 shares of common stock at a weighted average option price of $24.48.

     In addition, during the first nine months of 1999, 16,703 shares of common stock were awarded, and 24,454 shares of common stock were forfeited, under restricted stock agreements.

 7.  Comprehensive Income:

     Comprehensive income has been defined as changes in stockholders' equity arising from transactions and other economic events from nonstockholder sources. For the Company, comprehensive income includes net income and unrealized holding gains or losses on available-for-sale investment securities. The following table presents comprehensive income for the periods indicated:

                                                     For the Three Months Ended    For the Nine Months Ended
                                                            September 30,                 September 30,
                                                     -------------------------------------------------------
                                                         1999         1998             1999          1998
                                                        ------       ------           ------        ------
                                                                           (in thousands)
     Net income, as reported                            $3,239       $2,183           $8,632        $7,442
     Other comprehensive income:
       Change in unrealized gains (losses) on
          available-for- sale securities                   517        1,549           (3,620)         (478)
       Less:  reclassification adjustment for gains
          included in net income                           ---          ---             (107)          ---
                                                        ------       ------           ------        ------
                                                           517        1,549           (3,727)         (478)
       Income tax expense (benefit) related
          to other comprehensive income (loss)             181          532           (1,235)         (156)
                                                        ------       ------           ------        ------
       Other comprehensive income (loss), net of tax       336        1,017           (2,492)         (322)
                                                        ------       ------           ------        ------
             Total comprehensive income                 $3,575       $3,200           $6,140        $7,120
                                                        ======       ======           ======        ======

8.   Litigation:

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney
     J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. (Reliance). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to October 1999.

     The Split-Off Transactions were a series of transactions completed on February 12, 1997 in accordance with the Share Exchange Agreement, dated June 12, 1996 (the "Share Exchange Agreement") between Reliance and the Taylor Family, which owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions. Pursuant to the Split-Off

                           TAYLOR CAPITAL GROUP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)



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

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. The Illinois and Texas cases have been effectively concluded as the result of the plaintiffs' filing of a consolidated amended complaint in Illinois.

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

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)


     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints, since consolidated, which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. On July 22, 1999, the District Court for the District of Delaware issued an order withdrawing the adversary proceedings from the Bankruptcy Court to the District Court. Discovery is ongoing in the adversary proceedings and a September 2000 trial date has been set.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On October 14, 1999 the District Court denied the motion for preliminary injunction.

     On July 21, 1999, the Company and certain other defendants in the federal securities cases and the adversary proceedings submitted a request to the Judicial Panel on Multidistrict Litigation seeking to have all of these cases transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings. This request is set for a hearing on November 18, 1999. An amended consolidated complaint was filed in the shareholders' suits on August 11, 1999 in the Northern District of Illinois.

     On October 4, 1999, another lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by four Reliance stockholders. Members of the Taylor Family, a related partnership, Taylor Capital Group, Inc., Cole Taylor Bank, and another officer and director of Taylor Capital Group, Inc., were named as defendants. Damages in an unspecified amount are sought.

     In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred

                           TAYLOR CAPITAL GROUP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)


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

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)



     indirect expenses have been allocated based on actual volume measurements and other criteria, as the Bank considers appropriate. The Bank accounts for intersegment revenue at current market prices.

     The following tables present reportable segment information for the periods indicated:

                                                             For the Three Months Ended
                                     --------------------------------------------------------------------------
                                              September 30, 1999                     September 30, 1998
                                     --------------------------------------------------------------------------
                                                    Mortgage                              Mortgage
                                       Banking      Banking       Total        Banking    Banking      Total
                                     --------------------------------------------------------------------------
                                                                   (in thousands)
Net interest income                  $   19,356     $ 1,204     $   20,560    $   17,367   $   621   $   17,988

Noninterest income                        4,146          78          4,224         3,600       102        3,702

Depreciation and amortization             1,677           5          1,682         1,603        26        1,629

Other significant noncash items:
   Provision for loan losses              1,449          51          1,500         1,041         9        1,050
   Gain on sales of loans, net              ---         363            363           ---       999          999
   Gain on sale of mortgage
       servicing rights                     ---           5              5           ---       ---          ---
   Impairment of mortgage
       servicing rights                     ---         ---            ---           ---       151          151

Income taxes (benefit)                    3,389        (342)         3,047         2,157       (61)       2,096

Segment net income (loss)            $    5,475     $  (685)    $    4,790    $    3,320   $    91   $    3,411
                                     ==========================================================================
Segment average assets               $1,925,557     $92,554     $2,018,111    $1,797,072   $62,598   $1,859,670
                                     ==========================================================================

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)


                                                             For the Nine Months Ended
                                  -----------------------------------------------------------------------------
                                            September 30, 1999                     September 30, 1998
                                  -----------------------------------------------------------------------------
                                                    Mortgage                              Mortgage
                                   Banking          Banking     Total       Banking       Banking     Total
                                  -----------------------------------------------------------------------------
                                                                   (in thousands)
Net interest income               $   55,402       $ 3,312   $   58,714    $   52,081     $ 1,813   $   53,894

Noninterest income                    12,029           218       12,247        11,006         205       11,211

Depreciation and amortization          4,784            16        4,800         4,644          78        4,722

Other significant noncash items:

   Provision for loan losses           4,358           142        4,500         3,290          10        3,300

   Gain on sales of loans, net           ---         1,854        1,854           ---       2,950        2,950

   Gain on sale of mortgage

      servicing rights                   ---           198          198           ---       1,462        1,462

   Impairment of mortgage

      servicing rights                   ---           ---          ---           ---         301          301

   Reduction of impairment

      reserve on mortgage

      servicing rights                   ---            47           47           ---         ---          ---

Income taxes (benefit)                 8,935          (586)       8,349         6,915         427        7,342

Segment net income (loss)         $   14,518       $(1,177)  $   13,341    $   10,687     $   991   $   11,678
                                  =============================================================================
Segment average assets            $1,867,654       $94,984   $1,962,638    $1,794,113     $56,643   $1,850,756
                                  =============================================================================

                           TAYLOR CAPITAL GROUP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)


The following tables reconcile segment information to the consolidated financial statements for the periods indicated:

                                                            For the Three Months Ended
                                  -----------------------------------------------------------------------------
                                            September 30, 1999                     September 30, 1998
                                  -----------------------------------------------------------------------------
                                    Reportable               Consolidated   Reportable            Consolidated
                                     Segments       Other       Totals       Segments     Other      Totals
                                  -----------------------------------------------------------------------------
                                                                   (in thousands)

Net interest income               $   20,560       $  (393)  $   20,167    $   17,988    $  (467)   $   17,521

Noninterest income                     4,224            (2)       4,222         3,702         (1)        3,701

Depreciation and amortization          1,682           ---        1,682         1,629        ---         1,629

Other significant noncash items:
   Provision for loan losses           1,500           ---        1,500         1,050        ---         1,050
   Gain on sales of loans, net           363           ---          363           999        ---           999
   Gain on sale of mortgage
      servicing rights                     5           ---            5           ---        ---           ---
   Impairment of mortgage
      servicing rights                   ---           ---          ---           151        ---           151

Income taxes (benefit)                 3,047          (834)       2,213         2,096       (651)        1,445

Net income (loss)                 $    4,790       $(1,551)  $    3,239    $    3,411    $(1,228)   $    2,183
                                  =============================================================================
Average assets                    $2,018,111       $ 4,310   $2,022,421    $1,859,670    $ 5,271    $1,864,941
                                  =============================================================================

                           TAYLOR CAPITAL GROUP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)


                                                             For the Nine Months Ended
                                  -----------------------------------------------------------------------------
                                            September 30, 1999                     September 30, 1998
                                  -----------------------------------------------------------------------------
                                    Reportable               Consolidated   Reportable            Consolidated
                                     Segments       Other       Totals       Segments     Other      Totals
                                  -----------------------------------------------------------------------------
                                                                   (in thousands)
Net interest income               $   58,714       $(1,169)   $   57,545   $   53,894    $(1,422)   $   52,472

Noninterest income                    12,247            (7)       12,240       11,211         (6)       11,205

Depreciation and amortization          4,800           ---         4,800        4,722        ---         4,722

Other significant noncash items:
    Provision for loan losses          4,500           ---         4,500        3,300        ---         3,300
    Gain on sales of loans, net        1,854           ---         1,854        2,950        ---         2,950
    Gain on sale of mortgage
       servicing rights                  198           ---           198        1,462        ---         1,462
    Impairment of mortgage
       servicing rights                  ---           ---           ---          301        ---           301
    Reduction of impairment
       reserve on mortgage
       servicing rights                   47           ---            47          ---        ---           ---

Income taxes (benefit)                 8,349        (2,367)        5,982        7,342     (2,242)        5,100

Net income (loss)                 $   13,341       $(4,709)   $    8,632   $   11,678    $(4,236)   $    7,442
                                  =============================================================================
Average assets                    $1,962,638       $ 2,497    $1,965,135   $1,850,756    $ 7,881    $1,858,637
                                  =============================================================================

For the three and nine months ended September 30, 1999 and 1998, respectively, amounts presented in the other columns represent the operations of the Parent Company and the Mortgage Company that have not been defined as reportable segments.

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

RESULTS OF OPERATIONS

Overview

The Company's third quarter 1999 financial results reflected an increase in profitability in comparison to the financial results for the third quarter of 1998. This increase was primarily a result of an increase in net interest income to $20.2 million from $17.5 million for the same period in 1998. This increase was partially offset by a decrease in gain on sales of loans, net, to $363,000 for the third quarter of 1999 from $999,000 for the same period in 1998 and an increase in noninterest expense to $17.8 million in 1999 from $17.4 million in 1998.

For the third quarter of 1999, consolidated net income was $3.2 million. Annualized return on average assets and return on average equity were 0.64% and 8.77%, respectively. For the third quarter of 1998, consolidated net income was $2.2 million, and annualized return on average assets and return on average equity were 0.46% and 6.02%, respectively. Total assets of the Company were $2.01 billion and $1.91 billion at September 30, 1999 and December 31, 1998, respectively. Loans and deposits grew to $1.44 billion and $1.55 billion, respectively, at September 30, 1999 from $1.34 billion and $1.44 billion, respectively, at December 31, 1998. Stockholders' equity increased to $147.0 million at September 30, 1999 as compared to $145.1 million at December 31, 1998.

For the nine months ended September 30, 1999, consolidated net income was $8.6 million. Annualized return on average assets and return on average equity were 0.60% and 7.86%, respectively. For the same period in 1998, consolidated net income was $7.4 million. Annualized return on average assets and return on average equity were 0.54% and 6.95%, respectively. Despite an increase in net interest income to $57.5 million for the nine months ended September 30, 1999 from $52.5 million for the same period in 1998, net income increased only modestly primarily due to an increase in the loan loss provision to $4.5 million in 1999 from $3.3 million in 1998, a $1.5 million gain on the sale of mortgage servicing rights in 1998 and an increase in legal fees to $4.1 million in 1999 compared to $3.0 million in 1998.

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

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                              FOR THE THREE MONTHS ENDED  FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999          SEPTEMBER 30, 1998           SEPTEMBER 30, 1999
                                              --------------------------  --------------------------   --------------------------
                                                                  YIELD/                      YIELD/                       YIELD/
                                               AVERAGE             RATE    AVERAGE             RATE     AVERAGE             RATE
                                               BALANCE  INTEREST   (%)     BALANCE  INTEREST   (%)      BALANCE   INTEREST  (%)
                                              --------- --------  ------  --------- --------  ------   ---------  -------- ------
                                                                            (dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
  Taxable                                    $  372,999   $5,404   5.79%  $  376,307  $ 4,918   5.25%   $  366,661  $15,084   5.49%
  Non-taxable (tax equivalent)                   69,330    1,322   7.63       69,242    1,355   7.83        71,552    4,118   7.67
                                             ----------   ------          ----------  -------           ----------  -------
     Total investment securities                442,329    6,726   6.07      445,549    6,273   5.65       438,213   19,202   5.85
                                             ---------    ------          ----------  -------           ----------  -------
Cash equivalents                                 25,199      323   5.02       22,146      307   5.42        16,091      597   4.89
                                             ---------    ------          ----------  -------           ----------  -------
Loans (2):
  Commercial and industrial                   1,049,749   22,619   8.43      920,270   20,801   8.84     1,021,477   65,513   8.46
  Real estate mortgages                         190,097    3,427   7.21      191,403    3,476   7.26       184,041    9,890   7.17
  Consumer and other                            186,140    3,860   8.23      162,445    3,647   8.91       175,018   10,644   8.13
  Fees on loans                                              483                          348                         1,000
                                             ----------   ------          ----------  -------           ----------  -------
     Net loans (tax equivalent)               1,425,986   30,389   8.46    1,274,118   28,272   8.81     1,380,536   87,047   8.43
                                             ----------   ------          ----------  -------           ----------  -------
       Total earning assets                   1,893,514   37,438   7.86    1,741,813   34,852   7.96     1,834,840  106,846   7.78
                                             ----------   ------          ----------  -------           ----------  -------
Allowance for loan losses                       (26,555)                     (24,758)                      (25,719)
NONEARNING ASSETS:
  Cash and due from banks                        70,598                       59,696                        68,004
  Accrued interest and other assets              84,864                       88,190                        88,010
                                             ----------                   ----------                    ----------
TOTAL ASSETS                                 $2,022,421                   $1,864,941                    $1,965,135
                                             ==========                   ==========                    ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
     Interest-bearing demand deposits        $  368,950    2,864   3.08%  $  343,784    3,028   3.49%   $  361,728    8,337   3.08%
     Savings deposits                           105,576      445   1.67      110,864      618   2.21       106,820    1,359   1.70
     Time deposits                              745,659    9,493   5.05      623,457    8,719   5.55       698,981   26,444   5.06
                                             ----------   ------          ----------  -------           ----------  -------
       Total deposits                         1,220,185   12,802   4.16    1,078,105   12,365   4.55     1,167,529   36,140   4.14
                                             ----------   ------          ----------  -------           ----------  -------
Short-term borrowings                           198,670    2,324   4.64      193,234    2,525   5.18       189,494    6,418   4.53
Notes payable                                   114,373    1,552   5.31      129,345    1,865   5.64       122,229    4,908   5.30
                                             ----------   ------          ----------  -------           ----------  -------
     Total interest-bearing liabilities       1,533,228   16,678   4.32    1,400,684   16,755   4.75     1,479,252   47,466   4.29
                                             ----------   ------          ----------  -------           ----------  -------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                  317,134                      303,490                       315,948
  Nonrecourse borrowings (3)                        ---                          ---                           ---
  Accrued interest and other liabilities         25,595                       16,864                        23,561

STOCKHOLDERS' EQUITY                            146,464                      143,903                       146,374
                                             ----------                   ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,022,421                   $1,864,941                    $1,965,135
                                             ==========                   ==========                    ==========
Net interest income (tax equivalent)                     $20,760                      $18,097                       $59,380
                                                         =======                      =======                       =======
Net interest spread                                                3.54%                        3.21%                         3.49%
Net interest margin                                                4.36%                        4.14%                         4.32%
                                                                   ====                         ====                          ====
                                               FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998
                                              --------------------------
                                                                  YIELD/
                                               AVERAGE             RATE
                                               BALANCE  INTEREST   (%)
                                              --------- --------  ------
INTEREST-EARNING ASSETS:
Investment securities (1):
  Taxable                                   $  401,199    $17,147   5.71%
  Non-taxable (tax equivalent)                  66,730      3,951   7.89
                                            ----------    -------
     Total investment securities               467,929     21,098   6.02
                                            ----------    -------
Cash equivalents                                10,630        441   5.47
                                            ----------    -------
Loans (2):
  Commercial and industrial                    887,424     59,836   8.89
  Real estate mortgages                        198,403     10,866   7.30
  Consumer and other                           158,297     10,553   8.91
  Fees on loans                                             1,045
                                            ----------    -------
     Net loans (tax equivalent)              1,244,124     82,300   8.84
                                            ----------    -------
       Total earning assets                  1,722,683    103,839   8.05
                                            ----------    -------
Allowance for loan losses                      (25,292)
NONEARNING ASSETS:
  Cash and due from banks                       65,396
  Accrued interest and other assets             95,850
                                            ----------
TOTAL ASSETS                                $1,858,637
                                            ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
     Interest-bearing demand deposits       $  342,182      9,063   3.54%
     Savings deposits                          112,290      1,995   2.38
     Time deposits                             604,939     25,301   5.59
                                            ----------    -------
       Total deposits                        1,059,411     36,359   4.59
                                            ----------    -------
Short-term borrowings                          198,278      7,665   5.17
Notes payable                                  127,893      5,610   5.78
                                            ----------    -------
     Total interest-bearing liabilities      1,385,582     49,634   4.79
                                            ----------    -------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                 306,544
  Nonrecourse borrowings (3)                     5,359
  Accrued interest and other liabilities        18,067

STOCKHOLDERS' EQUITY                           143,085
                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,858,637
                                            ==========
Net interest income (tax equivalent)                      $54,205
                                                          =======
Net interest spread                                                 3.26%
Net interest margin                                                 4.20%
                                                                    =====


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

Net interest income (with an adjustment for tax-exempt income) for the third quarter of 1999 was $20.8 million, compared to $18.1 million for the third quarter of 1998. The increase in net interest income in 1999 was a result of an increase in average earning assets and net interest margin. Average earning assets increased $151.7 million, or 8.7%, for the three months ended September 30, 1999 when compared to the 1998 reporting period. Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, increased to 4.36% for the third quarter of 1999, from 4.14% for the same 1998 quarter. The third quarter 1998 net interest margin was adversely impacted by mortgage prepayment activity, in excess of that originally expected related to certain sequential paying obligations that were purchased at a significant premium. This excess prepayment activity resulted in impairment charges of $463,000 and additional premium amortization of approximately $200,000. During 1999 a change in asset mix occurred whereby maturing investment securities were utilized to fund higher yielding loans. These factors increasing the net margin during 1999 were partially offset by reduced yields on loans. The yield on earning assets declined to 7.86% from 7.96% for the three months ended September 30, 1999 and 1998, respectively. The yield on loans reflected reduced yields as a result of a lower interest rate environment versus the same period in 1998 as well as increased competitive pressure on loan pricing. The cost of interest-bearing liabilities declined to 4.32% from 4.75% for the three months ended September 30, 1999 and 1998, respectively, primarily as a result of lowering the rate paid on interest-bearing deposits and the renewal of maturing notes payable at lower interest rates due to the comparatively lower interest rate environment from the last quarter of 1998 through the first half of 1999.

Net interest income (with an adjustment for tax-exempt income) for the first nine months of 1999 totaled $59.4 million as compared to $54.2 million for the first nine months of 1998. The increase in net interest income was a result of an increase in average earning assets and net interest margin. Average earning assets increased $112.2 million, or 6.5%, for the nine months ended September 30, 1999 when compared to the 1998 reporting period. Net interest margin was 4.32% for the first nine months of 1999 as compared to 4.20% for the 1998 reporting period. The 1999 net interest margin was positively impacted by a payoff of a loan which was originally purchased at a discount by the Bank. This payoff resulted in the recognition of the remaining unamortized discount as interest income in the amount of $535,000. The net interest margin was also positively impacted by a 50 basis point decline in the cost of interest-bearing liabilities. These increases were partially offset by declines in the investment security and loan yields. The yield on earning assets declined to 7.78% from 8.05% for the first nine months of 1999, as compared to the same period in 1998. In late 1997 and January 1998, the Bank purchased approximately $92 million of sequential-paying collateralized mortgage obligations at a premium of $7.5 million. The decline in mortgage interest rates and higher refinancing activity experienced during 1998 required that the Bank amortize the purchase premium at a rate faster than originally expected. Accordingly, in the third and fourth quarters of 1998, adjustments were recorded to reduce the yields of the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. At September 30, 1999, these securities totaled $29.5 million, with $1.2 million of premium remaining and an expected yield of 5.79%. These securities are backed

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Net Interest Income -- continued

by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies, including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The decreased yield on commercial loans reflected the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998, as well as increased competitive pressure on loan pricing. The yield on real estate mortgages decreased as mortgage prepayments increased and new mortgage production rates were lower due to the lower interest rate environment. The decrease in consumer loan yields resulted from a change in portfolio mix due to the sale of the majority of the Bank's credit card portfolio in October 1998.

The cost of interest-bearing liabilities declined to 4.29% during the first nine months of 1999 from 4.79% for the comparable period in 1998 primarily as a result of lowering the rate paid on interest-bearing deposits and the renewal of maturing notes payable at lower interest rates due to the lower interest rate environment from the last quarter of 1998 through the first half of 1999.

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

The provision for loan losses in the third quarter of 1999 and the third quarter of 1998 were $1.5 million and $1.1 million, respectively. For the first nine months of 1999 the provision for loan losses totaled $4.5 million versus $3.3 million for the same period of 1998. The $1.2 million increase in the provision was primarily a result of an increase in loan volume in 1999. Net charge-offs were $794,000 for the third quarter of 1999 as compared to $1.1 million for the same 1998 period. For the first nine months of 1999 net charge-offs totaled $2.5 million as compared to $4.6 million for the same 1998 period. The higher net charge-off activity experienced in 1998 was a result of the resolution of certain older, chronic commercial problem loans. If the loan portfolio continues to grow and/or future net charge-offs, and/or nonperforming loans continue to increase, the Company expects that the provision for loan losses will continue to exceed 1998 levels. As of September 30, 1999, management believes that the allowance for loan losses is adequate. See "Financial Condition -- Nonperforming Loans and Assets."

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Income

The following table displays noninterest income for the periods indicated:

                                                                  NONINTEREST INCOME
                                                 For the  Three Months          For the Nine Months
                                                  Ended September 30,           Ended September 30,
                                                 ---------------------        -----------------------
                                                  1999           1998          1999            1998
                                                 ------         ------        -------         -------
                                                                   (in thousands)
Deposit service charges                          $2,513         $1,911         $6,809          $6,098
Retail credit card service charges                   12            140            210             407
Merchant credit card processing fees                  8            142             35             279
Trust fees                                        1,182            965          3,313           2,887
Gain on sale of loans, net                          363            999          1,854           2,950
Mortgage loan servicing income (loss)                78            (47)           264             (95)
ATM fees                                            263            219            765             626
Gain on sale of mortgage servicing rights             5            ---            198           1,462
Investment securities gains, net                    ---            ---            107             ---
Other noninterest income                            166            220            784             702
                                                 ------         ------        -------         -------
     Total noninterest income                    $4,590         $4,549        $14,339         $15,316
                                                 ======         ======        =======         =======

Noninterest income for the third quarter of 1999 totaled $4.6 million, a $41,000, or 0.9%, increase from the same quarter in 1998. Increases in deposit service charges, trust fees, ATM fees, and mortgage loan servicing income, which totaled $988,000, in the aggregate, for the three months ended September 30, 1999, as compared to the same period in 1998 were primarily offset by a $636,000 decrease in gain on sale of loans, net and a decrease of $262,000 in retail and merchant credit card charges and fees. The increase in deposit service charges was due to the increased service charge schedules/rates during 1999. The decrease in the gain on sale of loans, net was primarily a result of a 32% decrease in the volume of loans sold as compared to 1998.

Total noninterest income for the first nine months of 1999 was $14.3 million as compared to $15.3 million for the same period in 1998. The decrease in noninterest income was primarily due to the 1998 reporting period inclusion of a gain on sale of mortgage servicing rights of $1.5 million versus a gain of only $198,000 for the 1999 reporting period. In addition, merchant credit card processing fees decreased during 1999 due to reductions in pricing of credit card deposit services.

For the first nine months of 1999, trust fees increased $426,000, as compared to the same period in 1998, primarily due to an increase in corporate trust business. The gain on sale of loans, net continued to decrease during 1999 due to a slowdown in mortgage prepayment activity and a rising mortgage interest rate environment. The increase in mortgage loan servicing income was primarily a result of a $47,000 reduction in the valuation reserve related to capitalized mortgage servicing rights during the first quarter of 1999, as mortgage prepayment activity slowed during 1999. An impairment provision of $301,000 had been recognized during the first nine months of 1998. The Company's higher ATM fee income during the first nine months of 1999 was due to an increase in the surcharge fee implemented in the fourth quarter of 1998.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense

The following table displays noninterest expense for the periods indicated:

                                                                  NONINTEREST INCOME
                                                 For the  Three Months          For the Nine Months
                                                  Ended September 30,           Ended September 30,
                                                 ---------------------        -----------------------
                                                  1999           1998          1999            1998
                                                 ------         ------        -------         -------
                                                                   (in thousands)
Salaries and employee benefits                   $ 9,524        $ 9,341        $ 28,265        $27,708
Occupancy of premises, net                         1,645          1,811           4,965          5,330
Furniture and equipment                              954            832           2,577          2,558
Computer processing                                  588            577           1,776          1,643
Legal fees                                         1,505            958           4,123          2,960
Advertising and public relations                     418            365             831          1,328
Goodwill and other intangible amortization           600            612           1,812          1,836
Other real estate and repossessed asset expense      (92)           200              73            409
Other noninterest expense                          2,663          2,696           8,134          8,174
    Total noninterest expense                    $17,805        $17,392        $ 52,556        $51,946
Efficiency ratio (1)                               71.92%         78.80%          73.11%         76.63%

-------------------
(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Total noninterest expense for the third quarter of 1999 was $17.8 million, a $413,000, or 2.4%, increase as compared to the prior year's third quarter noninterest expense of $17.4 million. The primary reason for the higher expense for the 1999 reporting period was an increase in legal fees of $547,000 related to Parent Company legal costs. Decreases in occupancy expense of $166,000 and other real estate and repossessed asset expense of $292,000 were partially offset by an increase in furniture and equipment expenses of $122,000.

Noninterest expense for the nine months ended September 30, 1999 totaled $52.6 million, as compared to $51.9 million for the 1998 reporting period. The primary reasons for the higher expense in the 1999 reporting period over that in the 1998 period were increased legal fees and employee benefit costs, partially offset by decreases in advertising and public relations expense, occupancy expenses, and other real estate and repossessed asset expense.

Salaries and benefits expense for the first nine months of 1999 increased 2.0% versus the same period in 1998. The primary reason for the increase was routine annual salary increases partially offset by a lower number of full-time equivalent employees in 1999 versus 1998.

Occupancy expense for the first nine months of 1999 decreased $365,000 as compared to the same 1998 period. A reduction in rent expense related to one of the Bank's facilities contributed to the decrease.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense -- continued

In late 1998 and the first two quarters of 1999, the Bank implemented significant technology enhancements within the Bank's operations center and replaced certain hardware and software applications with systems of greater functionality. Capital expenditures related to the replacement of hardware and software totaled approximately $2.8 million. These enhancements and replacements have resulted in increased furniture and equipment expenses during 1999 versus the same period in 1998.

Legal expenses for the first nine months of 1999 increased $1.2 million from 1998. Parent Company legal costs increased during 1999, relating to the defense of the various lawsuits relating to the Split-Off Transactions. The legal costs relating to the defense of the various related lawsuits relating to the Split-Off Transactions totaled approximately $3.5 million and $2.4 million during the 1999 and 1998 reporting periods. The Company expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been, and will be, submitted to insurance carriers for reimbursement. The Company, however, cannot predict to what extent such costs will be reimbursed or when such reimbursement could occur. See "Litigation" below.

Other real estate and repossessed asset expense decreased $336,000 for the first nine months of 1999 versus the same reporting period in 1998. This decrease was primarily a result of 13 other real estate properties being sold during 1999. These sales resulted in gains on sale and other income on other real estate owned of approximately $223,000. In addition, carrying expenses related to these properties decreased as sales occurred in 1999.

Income Taxes

Income tax expense of $2.2 million and $1.4 million was recorded for the third quarters of 1999 and 1998, respectively, reflecting an effective tax rate of 41% and 40%, respectively. The income tax expense for the first nine months of 1999 and 1998 totaled $6.0 million and $5.1 million, respectively, reflecting an effective tax rate of 40% and 41%, respectively.

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

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION

Overview

During the first nine months of 1999 total assets increased $95.1 million to $2.01 billion at September 30, 1999 from $1.91 billion at December 31, 1998. The asset growth in the Company's commercial and consumer loan portfolios was primarily funded with brokered certificates of deposit. Growth in customer interest-bearing deposits was offset by a seasonal decline in customer non-interest bearing deposits and a decrease in FHLB advances. Mortgage loans held-for-sale declined due to a slowdown in mortgage prepayment activity and a rising mortgage interest rate environment.

In March 1999, the Company executed a modest restructuring of the available-for-sale investment portfolio. Approximately $50 million of short-maturity U.S. Treasury securities were sold, and the proceeds were reinvested in longer-term Treasury, government agency and mortgage-backed securities, thereby lengthening the duration of the investment portfolio.

Premises and equipment expenses increased approximately $1.0 million during the first nine months of 1999 primarily as a result of the purchase of operations and technology hardware and software.

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

The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Nonperforming Loans and Assets -- continued

                              NONPERFORMING ASSETS

                                                                       September 30,  December 31,
                                                                           1999           1998
                                                                       ------------   -----------
                                                                         (dollars in thousands)
Loans contractually past due 90 days or more but still accruing          $ 4,839        $ 2,618
Nonaccrual loans                                                          13,078         11,365
                                                                         -------        -------
      Total nonperforming loans                                           17,917         13,983
Other real estate                                                            719          3,185
Other repossessed assets                                                     116             83
                                                                         -------        -------
      Total nonperforming assets                                         $18,752        $17,251
                                                                         =======        =======

Nonperforming loans to total loans                                          1.25%          1.05%
Nonperforming assets to total loans plus repossessed property               1.31%          1.29%
Nonperforming assets to total assets                                        0.94%          0.90%

Allowance for Loan Losses

An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. The allowance is maintained by management at a level it considers adequate to absorb probable losses inherent in the portfolio as of the balance sheet date. Factors considered include past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates which are subject to change over time. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the resulting amounts are reflected through the provision for loan losses in the appropriate period. Although management believes that the Company's allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.
See "Results of Operations --Provision for Loan Losses".

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

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Allowance for Loan Losses -- continued

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                               For the Three  Months Ended     For The Nine Months Ended
                                                     September  30,                  September 30,
                                               ---------------------------     --------------------------
                                                   1999            1998           1999             1998
                                                ----------     ----------      ----------      ----------
                                                                 (dollars in thousands)
Average total loans                             $1,425,364     $1,274,118      $1,380,536      $1,224,124
                                                ==========     ==========      ==========      ==========
Total loans at end of period                                                   $1,435,808      $1,291,356
                                                                               ==========      ==========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                $   25,855     $   24,503      $   24,599      $   25,813
Charge-offs                                         (1,333)        (1,336)         (4,166)         (5,752)
Recoveries                                             539            260           1,628           1,116
                                                ----------     ----------      ----------      ----------
    Net charge-offs                                   (794)        (1,076)         (2,538)         (4,636)
                                                ----------     ----------      ----------      ----------
Provision for loan losses                            1,500          1,050           4,500           3,300
                                                ----------     ----------      ----------      ----------
Allowance at end of period                      $   26,561     $   24,477      $   26,561      $   24,477
                                                ==========     ==========      ==========      ==========
Net charge-offs to average total loans                0.22%          0.34%           0.25%           0.50%

    (annualized)
Allowance to total loans at end of period                                            1.85%           1.90%
Allowance to nonperforming loans                                                   148.24%         131.33%

Net charge-offs for the quarter and nine months ended September 30, 1999 decreased over the comparable periods for 1998. Net charge-offs were $2.5 million for the nine months ended September 30, 1999, as compared to $4.6 million for the 1998 reporting period. The decrease in 1999 was primarily due to the resolution of certain older, chronic commercial problem loans which were charged-off during the second quarter of 1998. The amount of nonperforming loans was $17.9 million at September 30, 1999 as compared to $14.0 million at December 31, 1998. The increase in nonperforming loans and corresponding decrease in the ratio of the allowance to nonperforming loans was primarily due to one commercial loan, totalling $2.1 million, net of a charge-off of $1.0 million, being put into nonaccrual status during September 1999.

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

The Company's and the Bank's capital ratios were as follows for the dates indicated:

                           TAYLOR CAPITAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources -- continued

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                          Actual            Adequacy Purposes      Action Provision
                                                    -----------------       -----------------      ------------------
                                                     Amount    Ratio          Amount   Ratio        Amount     Ratio
                                                    --------   ------       ---------  ------      ---------  -------
                                                                         (dollars in thousands)
As of September 30, 1999:
   Total Capital (to Risk Weighted Assets)
      Taylor Capital Group, Inc. - Consolidated     $138,527     8.97%     >$123,547  >8.00%         NA
      Cole Taylor Bank                               163,231    10.60      > 123,211  >8.00        >$154,015  >10.00%
   Tier I Capital (to Risk Weighted Assets)
      Taylor Capital Group, Inc. - Consolidated      119,133     7.71      >  61,773  >4.00          NA
      Cole Taylor Bank                               143,890     9.34      >  61,606  >4.00        >  92,409   >6.00
   Leverage (1)
      Taylor Capital Group, Inc. - Consolidated      119,133     5.98      >  79,726  >4.00          NA
      Cole Taylor Bank                               143,890     7.23      >  79,615  >4.00        >  99,518   >5.00

As of December 31, 1998:
   Total Capital (to Risk Weighted Assets)
      Taylor Capital Group, Inc. - Consolidated     $131,218     9.02 %    >$116,405  >8.00%         NA
      Cole Taylor Bank                               154,943    10.67      > 116,144  >8.00       >$145,507  >10.00%
   Tier I Capital (to Risk Weighted Assets)
      Taylor Capital Group, Inc. - Consolidated      112,951     7.76      >  58,203  >4.00          NA
      Cole Taylor Bank                               136,717     9.42      >  58,072  >4.00       >  87,304   >6.00
   Leverage (1)
      Taylor Capital Group, Inc. - Consolidated      112,951     6.17      >  73,204  >4.00          NA
      Cole Taylor Bank                               136,717     7.33      >  74,655  >4.00       >  91,506   >5.00

-----------------------------
(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

Management of the Company recognizes the need to effectively manage capital levels to remain above the regulatory "well capitalized" guidelines as it relates to asset growth. In order to maintain desired capital levels, at the Bank, management will continue to evaluate options to fund Parent Company legal costs and other expenses, including utilizing the Parent Company's revolving credit facility.

For the first nine months of 1999, the Parent Company declared $2.6 million and $1.3 million in preferred and common stock dividends, respectively.

Under the terms of the Company's Employee Stock Ownership Plan (ESOP), the Company is obligated to purchase shares of Company stock from terminated and current employees related to "put" rights. During the three months ended September 30, 1999, the Company repurchased 24,990 shares of its common stock totaling approximately $935,000. These shares are currently being held as treasury stock at their purchase price, as determined by the June 30, 1999 independent third party appraisal.

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

The asset growth of loans was funded primarily through the issuance of brokered certificates of deposits as loan growth outpaced customer deposit growth. Brokered certificates of deposits increased to $152.9 million at September 30, 1999 from $56.3 million at December 31, 1998. Adverse operating results at the Bank or changes in industry conditions could lead to an inability to replace such brokered deposits at maturity, which could result in higher costs to or reduced asset levels of the Bank. The Parent Company paid $1 million on its term loan and $1 million on its revolving credit facility during the first nine months of 1999. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets for 1999 and beyond.

On December 7, 1998 a motion was filed for a preliminary injunction which seeks to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. On October 14, 1999 the District Court denied the motion for preliminary injunction. See "Litigation."

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

The Company has substantially completed the awareness, assessment, renovation, and validation phases of the Plan. The Plan called for the replacement or upgrade of non-compliant systems and validation of those replacements or upgrades during the fourth quarter of 1998 and early 1999. Non-compliant systems were upgraded or replaced during the fourth quarter of 1998 and early 1999 in accordance with the Company's Plan. The Company has completed remediation, testing, and implementation of mission critical applications and substantially all mission critical applications/systems have been remediated as of June 30, 1999 in accordance with milestones set forth by the Federal Financial Institutions Examination Council (FFIEC).

The majority of the Company's mission critical systems (specifically those that process loans, deposits, and general ledger transactions) are provided by third party processors. At this time, the primary data processing provider reports

                                       PE
                                       ==

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000 Compliance -- continued

that it is on target to meet all required dates to provide compliant systems. All core applications provided by the Company's primary data processing provider have been tested for Y2K readiness and implemented into the production environment.

The Company has made significant progress relative to contingency plans for Year 2000. Throughout the remainder of the fourth quarter we will continue to validate and refine contingency plans. In conjunction with contingency planning, the Company has developed a liquidity strategy for Y2K in order to meet expected currency demands at the Bank's branches and automated teller machines. This strategy will be implemented during the fourth quarter of 1999.

The Company expensed approximately $211,000 during the first nine months of 1999, and expects to incur additional costs throughout the remainder of 1999, for its Y2K compliance program. With respect to certain technology applications, the Company elected to replace the existing applications with applications having greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's technology expenditures have materially increased from historical levels. The Company expects the additional costs incurred related to Y2K remediation to represent only a small portion of its overall technology expenditures.

Regardless of the Y2K compliance of the Company's systems, there can be no assurance that the Company will not be adversely affected by the failure of others to become Y2K compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties who have Y2K compliance problems. The Company has been evaluating, in accordance with the guidelines outlined by the FFIEC, the potential credit and liquidity risk associated with Y2K as it relates to the Company's customer base. The Company's analysis performed to date has not identified major credit exposure within the high risk category of customers; in-depth analysis will continue to be performed during the fourth quarter of 1999.

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

LITIGATION

Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. (Reliance). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved

                           TAYLOR CAPITAL GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Litigation -- continued

in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits ranged from October 1997 to October 1999.

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

In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. One class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank is named as an additional defendant in the Illinois action. The Illinois and Texas cases have been effectively concluded as the result of the plaintiffs' filing of a consolidated amended complaint in Illinois.

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

On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints, since consolidated, which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. On July 22, 1999, the District Court for the District of Delaware issued an order withdrawing the adversary proceedings from the Bankruptcy Court to the District Court. Discovery is ongoing in the adversary proceedings and a September 2000 trial date has been set.

On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On October 14, 1999 the District Court denied the motion for preliminary injunction.

On July 21, 1999, the Company and certain other defendants in the federal securities cases and the adversary proceedings submitted a request to the Judicial Panel on Multidistrict Litigation seeking to have all of these cases transferred to the Northern District of Illinois for coordinated or consolidated pretrial proceedings. This request is set for a hearing on November 18, 1999. An amended consolidated complaint was filed in the shareholders' suits on August 11, 1999 in the Northern District of Illinois.

On October 4, 1999, another lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by four Reliance stockholders. Members of the Taylor Family, a related partnership, Taylor Capital Group, Inc., Cole Taylor Bank, and another officer and director of Taylor Capital Group, Inc., were named as defendants. Damages in an unspecified amount are sought.

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

Board (FASB) issued statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This statement delays the effective date of FASB No. Statement 133 for one year, to fiscal years beginning after June 15, 2000. The Company must adopt the Statement by January 1, 2001, however early adoption is permitted. Upon adoption, the provisions of the Statement must only be applied prospectively. The Company has not yet quantified the impact of the adoption of the Statement.

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

                           TAYLOR CAPITAL GROUP, INC.

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

There have been no material changes in the Company's market risk exposure from the information provided in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Footnote 8 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation" included in this Form 10-Q discuss certain significant litigation relating to the Split-Off Transactions. Such discussion is incorporated in this Part II.
Item 1. by reference.

ITEM 5.     OTHER INFORMATION

The Company's management intends to suspend its duty to file reports (including Form 10-Q's and Form 10-K's) pursuant to the Securities Exchange Act of 1934 following the Company's filing of its Annual Report on Form 10-K for the year ending December 31, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits - Exhibit 10.1 - First Amendment of Taylor Capital
                                           Group, Inc. 401(k) plan
                          - Exhibit 10.2 - $12,000,000 Substitute Revolving Note
                                           between  Taylor Capital Group, Inc.
                                           and LaSalle Bank National Association
                          - Exhibit 10.3 - Seventh Amendment to Revolving Loan
                                           Agreement between Taylor Capital
                                           Group, Inc. and LaSalle Bank National
                                           Association
                          - Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Taylor Capital Group, Inc.
                                           -------------------------------------
                                                      (Registrant)



Date:   November 12, 1999                        /s/   Jeffrey W. Taylor
       ------------------                  -------------------------------------
                                                   Jeffrey W. Taylor*
                                           Chairman and Chief Executive Officer

Date:   November 12, 1999                       /s/  J. Christopher Alstrin
       ------------------                  -------------------------------------
                                                  J. Christopher Alstrin*
                                                  Chief Financial Officer






* Duly authorized to sign on behalf of the Registrant