Form 10-K405
period 1999-12-31
TAYLOR CAPITAL GROUP INC
filed 2000-03-29
CIK 1025536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1999

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

     On March 3, 2000, there were 4,626,160 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TAYLOR CAPITAL GROUP, INC.

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.
  Item 1.       Business....................................................     3
  Item 2.       Properties..................................................    17
  Item 3.       Legal Proceedings...........................................    17
  Item 4.       Submission of Matters to a Vote of Security Holders.........    19
PART II.
  Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................    20
  Item 6.       Selected Financial Data.....................................    21
  Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................    22
  Item 7A.      Quantitative and Qualitative Disclosures about Market
                  Risk......................................................    56
  Item 8.       Financial Statements and Supplementary Data.................    57
  Item 9.       Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure..................................    98
PART III.
  Item 10.      Directors and Executive Officers of the Registrant..........    99
  Item 11.      Executive Compensation......................................   101
  Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................   103
  Item 13.      Certain Relationships and Related Transactions..............   105
PART IV.
  Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   106

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

     The Bank offers various loan products such as commercial and industrial loans, residential construction and mortgage loans and consumer loans, as well as a full range of deposit services, including checking, savings and money market accounts and certificates of deposit. The Bank's trust department provides a variety of trust services for corporations and individuals.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

LOANS

General

     In allocating its assets among loans, investment securities and other earning assets, the Bank attempts to maximize return while managing risk at an acceptable level. The Bank has identified and implemented strategies to reach these goals, emphasizing quality loan growth. The following is a brief description of lending activities engaged in by the Bank. For further information regarding these activities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Portfolio."

Commercial and Industrial Loans

     Commercial and industrial loans represent the largest portion (approximately 55% at December 31, 1999) of the Bank's loan portfolio. The Bank makes both collateralized and unsecured loans. Collateral for loans generally includes accounts receivable, inventory, equipment and real estate. Included in this category are commercial real estate loans, which are generally collateralized by owner-occupied properties used for business purposes.

Real Estate -- Construction Loans

     The majority of the real estate-construction loan portfolio consists of loans to professional home builders and developers. These loans, which at December 31, 1999 represented approximately 18% of the loan portfolio, have increased as a percentage of total loans outstanding in recent years, primarily because of an increase in home building in the Chicago metropolitan area. Generally, these loans are structured with three components: a non-revolving lot loan which includes land development costs and other expenses, such as marketing, architectural costs and financing fees; a construction revolver primarily relating to pre-sold homes; and a letter of credit which the Bank issues to guarantee the performance of a customer to a third party. These loans generally mature and are completely repaid within three years and bear interest at an annual rate based on the prime rate.

Residential Real Estate -- Mortgage Loans

     The residential real estate-mortgage loan portfolio primarily consists of first mortgage loans for single-family properties and represented approximately 13% of the Bank's loan portfolio at December 31, 1999. The Bank acquires mortgage loans from its commercial banking and mortgage banking loan origination activities.

Home Equity Lines of Credit

     The Bank offers home equity lines of credit through both its retail network and its wholesale mortgage broker network. These lines can be drawn at the discretion of the borrower. Approximately 58% of the home equity lines, after giving effects to the outstanding loan balance of any existing mortgage loan, do not exceed 80% of the appraised value of the underlying real estate collateral. The remaining 42% of the home equity lines exceed 80% of the appraised value of the underlying real estate collateral. The Bank's general underwriting guidelines do not allow lines in excess of 100% of appraised value. Both retail and wholesale loans are underwritten by the Bank. At December 31, 1999, home equity lines of credit comprised approximately 8% of the loan portfolio.

Consumer Loans

     The Bank's consumer loan portfolio consists of both collateralized and unsecured loans to individuals for various personal reasons, including home improvement loans (70%), indirect auto loans (17%), credit cards (2%) and other personal loans (11%). Approximately 70% of the home improvement loans exceeded 80% of the appraised

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

value of the underlying real estate collateral. At December 31, 1999, consumer loans comprised approximately 6% of the loan portfolio.

LOAN APPROVAL PROCEDURES AND AUTHORITY

     Based upon the recommendations of the Bank's Chief Credit Officer and the Credit Policy Committee, the Bank's Loan Policy is reviewed and recommended for approval by the Directors Loan Committee to the Board of Directors. The Loan Policy of the Bank is reviewed and reaffirmed by the Board of Directors on an annual basis. The Bank's lending guidelines for its various product lines are approved by the Credit Policy Committee and reviewed annually by that Committee as well as the Directors' Loan Committee. These guidelines and policies set forth the underwriting criteria for the various types of loans originated by the Bank based upon the risks attendant to each type of loan, the borrowers of such loans and the types of collateral. The Credit Policy Committee also determines the adequacy of the Bank's allowance for loan losses.

     The Board of Directors has granted designated individuals $1.0 million loan authority. Credit exposures in excess of $1.0 million, but less than $3.0 million require concurrent approval from the Executive Vice President of the Relationship Banking Division and the Credit Policy Division. The Bank's Loan Committee, or in its stead, the Executive Vice President of the Relationship Banking Division and the Chief Credit Officer must approve all loans and commitments when the aggregate credit exposure is $3.0 million or more. All loans or commitments in excess of $500,000 when the aggregate credit exposure is $5.0 million or more are presented for review on a monthly basis to the Credit Policy Committee and the Directors' Loan Committee (which includes members of the Bank's Board of Directors). Subject to these requirements, each loan officer has authority to approve loans that generally comply with the Bank's commercial lending guidelines and loan policies of up to a specified amount which is determined based upon such person's experience and position with the Bank. An exception to the Bank's commercial lending guidelines and loan policies, if any, must be approved with the knowledge and concurrence of a higher authority, such as the officer's supervisor, the Credit Policy Division or the Loan Committee.

INVESTMENT PORTFOLIO

     The Company's investment portfolio is used primarily to provide a source of earnings and secondarily for liquidity management purposes. In addition, the investment portfolio may be used to effect asset and liability management objectives. The portfolio is comprised of U.S. Treasury securities, U.S. government agency instruments, mortgage-backed securities, collateralized mortgage obligations and investment grade obligations of state and political subdivisions. Virtually all of the securities in the Bank's portfolio at December 31, 1999 were rated investment grade by a nationally recognized rating organization. The Bank uses various interest rate contracts (floors and swaps) to manage interest rate and market risk. At December 31, 1999 the Bank is a party to an interest rate floor contract with a notional amount of $50 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Investment Securities and -- Market Risk."

DEPOSITS

     Each of the Bank branches offers the customary range of depository products provided by commercial banks, including checking, savings and money market accounts, and certificates of deposit. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation up to statutory limits. The Bank also gathers deposits through brokerage relationships and a nationwide electronic certificate of deposit rate posting service provided by a third party vendor. Retail investment securities activities on behalf of the Bank's customers are completed through a third party agreement with a registered broker/dealer. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposits."

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

TRUST DEPARTMENT

     The Bank's Trust department provides a variety of trust services for corporations and individuals. The Bank's trust business mix consists of approximately 12% employee benefits, 33% exchange/land trusts, 26% personal trusts, and 29% corporate trusts. The Trust department provides trust products and services to the Bank's commercial, municipal and consumer customer base.

MORTGAGE BANKING OPERATIONS

     The Bank originates residential mortgage and home equity loans from approved mortgage brokers and other financial intermediaries as well as employee loan originators who are compensated on a full commission basis. The majority of the first mortgage loans originated are conforming loans that are generally sold into the secondary market. The home equity loans are retained for the Bank's portfolio. Currently, approximately 56% of originations are through the employee loan originators and 44% are through mortgage brokers. All loans are underwritten by a central underwriting function independent from the origination areas.

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

     The Bank's mortgage banking operations have been identified as a segment for financial reporting purposes although the revenue, profit and assets of the operations comprise less than 10% of the total for the Company. See Footnote 24 to the financial statements for segment reporting financial information.

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

THE MORTGAGE COMPANY

     The Mortgage Company was in the business of originating loans in the subprime mortgage market and reselling those loans to independent mortgage investors. The Mortgage Company began operations in the first quarter of 1996 and sold the majority of its operations on August 5, 1997. The Mortgage Company's operations were in the southeastern United States with its principal office in Altamonte Springs, Florida. Under the terms of the sale, the purchaser acquired substantially all of the Mortgage Company's outstanding loans held for sale, the pipeline of loan commitments outstanding and the furniture and equipment. In addition, the purchaser agreed to assume the lease obligations for the facilities and hired all the Mortgage Company employees. The Mortgage Company has not originated any loans since the sale of its Florida operations. The Mortgage Company currently has no employees. During 1999, the Mortgage Company's remaining loan

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

portfolio totaling $181,000 was sold to the Bank. Its assets at December 31, 1999 consist of $256,000 of short-term investments.

EMPLOYEES

     At December 31, 1999, the Bank and the Parent Company had a total of approximately 612 full-time equivalent employees. None of the employees of the Company or the Bank are subject to a collective bargaining agreement. The Company and the Bank consider their relationships with employees to be good.

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

     The statutory requirements applicable to, and regulatory supervision of, bank holding companies and banks have increased significantly and have undergone substantial change in recent years. These changes are embodied in, among others, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), the Economic Growth and Paperwork Reduction Act of 1996 ("EGPWRA"), the Gramm, Leach, Bliley Act ("GLBA") and the regulations promulgated thereunder.

     Additional legislation may be introduced from time to time that could, if enacted, have significant impact on the operations of the Company and its subsidiaries.

     On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 ("DIFA") to require all federally-insured depository institutions to contribute towards the cost of interest due on bonds issued between 1987 and 1989 to resolve failed savings and loan associations. To cover the annual Financial Corporation ("FICO") assessment for the period from January 1, 1997 until December 31, 1999, banks, including the Bank, paid annually on their Bank Insurance Fund ("BIF") deposit base one fifth of the assessment imposed on savings associations. Starting January 1, 2000, until the FICO bonds are retired, all banks and thrifts are required to pay the FICO assessment on a pro rata basis at the same rate, which was 2.12 basis points of the institution's insured deposit base for the first semiannual period of 2000.

     Recently enacted legislation allows well-capitalized bank holding companies to engage in certain activities without the advance approval of the FRB. Well-capitalized bank holding companies are required merely to notify the FRB within 10 business days of engaging in such activity. Congress has enacted the GLBA to broaden the powers of bank

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

holding companies and permit other financial service companies to own banks. Legislation also has been considered in the Congress to restructure the federal bank regulatory system. Although the Secretary of Treasury of the United States and the Chairman of the FRB have previously expressed support for restructuring the federal bank regulatory system, there can be no certainty as to the effect, if any, that such legislation would have on the regulation of the Company or the Bank.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

companies. Under the Bank Holding Company Act Amendments of 1970 and the FRB's regulations, a bank holding company and its bank and nonbanking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property and the furnishing of any services.

     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Additionally, the GLBA provides that a bank holding company is prevented from bringing a claim against any federal banking agency for the return of any bank holding company assets transferred to or for the benefit of an affiliated bank which is undercapitalized or subject to a federal regulator's order to increase its capital.

Interstate Banking and Branching

     Beginning June 1, 1997, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting outstate, whether through an acquisition or de novo. Under Illinois law, after May 31, 1997, an Illinois chartered bank, such as the Bank, may establish and maintain branches in another state that may conduct any activity in the state that is authorized or permitted for any bank that has a banking charter issued by that state, subject to the same limitations and restrictions that are applicable to banks charted by the state. In addition, an out-of-state bank which is the resulting bank in a merger with an Illinois chartered bank may, after the merger, establish or maintain a branch or branches in Illinois at the locations where the in-state bank had its main office and branches in Illinois to the same extent as an in-state bank.

     The restrictions described above represent limitations on expansion by the Company and the Bank, the acquisition of control of the Company by another company and the disposition by the Company of all or a portion of the stock of the Bank or by the Bank of all or a substantial portion of its assets.

Permitted Non-Banking Activities

     The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, more than 5% of the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or another activity that the FRB had determined, by regulation or order as of November 12, 1999, to be so closely related to banking as to be a proper incident thereto. Those activities that the FRB has determined by regulation to be closely related to banking include real estate mortgage lending, the principal activity of the Mortgage Company. Subject to certain exceptions, a bank holding company must obtain the prior approval of the FRB to engage in or acquire control of a company engaging in a permissible nonbanking activity.

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

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is increased to 12 days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

     Under the GLBA, a bank holding company that elects to become a financial holding company may engage in those activities permissible for bank holding companies as well as activities that the FRB determines to be financial in nature or incidental to such financial activities or which are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of a depository institution or the financial system generally. The GLBA states that certain money-related activities, insurance activities, investment advisory services, the issuing or selling of certain pooled investments, securities underwriting activities and portfolio investment are financial in nature. For other activities, the FRB, in consultation with the United States Department of the Treasury, will determine which activities are financial in nature or incidental to financial services.

     Bank holding companies electing to become financial holding companies must satisfy certain eligibility requirements. Specifically, a bank holding company may not become a financial holding company unless all of its insured depository institution subsidiaries are well capitalized and well managed. The holding company must file with the FRB a declaration that it elects to become a financial holding company and a certification that all of its insured depository institution subsidiaries are well capitalized and well managed. A financial subsidiary of a state member bank may, with limited exceptions, engage in the same activities. A bank holding company's election to become a financial holding company will be effective, within thirty days of the filing, unless the FRB notifies the holding company that all of the holding company's insured depository institution subsidiaries did not achieve a "satisfactory rating of meeting community credit needs" at their most recent examination.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     As of December 31, 1999, the Company's consolidated regulatory ratios were: total risk-based capital ratio of 9.03%; a Tier 1 risk-based capital ratio of 7.77%; and a leverage ratio of 6.11%. Under the GLBA, with the exception of certain functionally regulated entities, bank holding companies that elect to become financial holding companies will continue to be subject to consolidated capital ratios.

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

     The GLBA requires that if a bank holding company elects to become a financial holding company all of its insured depository institution subsidiaries must be well capitalized.

     The federal bank regulators previously have indicated a desire to raise minimum capital requirements for banking organizations and have suggested that revisions to the risk-based capital requirements should be made. The effect of any future changes in the required capital ratios of the Company or the Bank cannot be determined at this time.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     If a financial holding company is not in compliance with the requirements for engaging in expanded financial activities (e.g., all of the depository institution subsidiaries of the holding company are not well capitalized and well managed) and it does not correct the situation within 180 days, it may be required to divest control of any subsidiary depository institution or, at the election of the financial holding company, cease to engage in any activity that is not a permissible activity for a bank holding company under subsection 4(c)(8) of the BHCA.

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

REGULATION OF BANKS

     The Bank is a banking corporation organized under the Illinois Banking Act. As such, it is subject to regulation, supervision and examination by the IOBRE. The Bank is a member of the Federal Reserve System and, therefore, subject to regulation, supervision and examination by the FRB. The Bank is a member of the FDIC's Bank Insurance Fund (the "BIF") and the deposit accounts of the Bank are insured up to applicable limits by the FDIC. Thus, the Bank is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements.

     The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, the Bank's capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank. An interest rate risk component to the risk capital requirements is used to assess the exposure of banks to declines in the economic value of the bank's capital due to changes in interest rates.

Deposit Insurance

     As a BIF-insured institution, the Bank is required to pay deposit premiums to the FDIC which are deposited into the BIF. The FDIC has implemented a risk-based deposit insurance assessment system under which each insured depository institution is assigned to one of nine categories based upon its level of capital and an evaluation of other supervisory factors and assessed insurance premiums accordingly. These premium rates for the semiannual period beginning January 1, 2000 range from 0.0% of deposits included in an institution's "assessment base" for the highest rated institutions to 0.27% of such deposits for the lowest rated institutions. Risk classification of an insured institution is made by the FDIC for each semiannual assessment period. Rates may be increased in the future if the designated reserve ratio for BIF falls below 1.25%, or are otherwise modified by the FDIC or the Congress. The FDIC has recently refined the assessment rate matrix to reflect a greater range of risks facing insured depository institutions.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

Capital Requirements

     FRB regulations establish the same three minimum capital standards for insured state member banks as they do for bank holding companies. Under the FRB regulations, the Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. See "Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Capital Requirements." The FRB capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank. The FRB and the other banking agencies are considering higher capital requirements for institutions engaging in subprime lending.

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

     As of December 31, 1999, the Bank qualified as "well capitalized," with a total risk-based capital ratio of 10.68%; a Tier 1 risk-based capital ratio of 9.41% and a leverage ratio of 7.41%.

     Depending upon the capital category to which an institution is assigned, the regulators' supervisory and corrective powers, many of which are mandatory in certain circumstances, include a prohibition on capital

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

distributions by the institution if, after making the distribution, it would be undercapitalized; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; requiring the holding company to divest the institution or other nonbanking subsidiaries; prohibiting the holding company from making any distributions without FRB approval; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. See "Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Dividends."

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     The CRA requires a bank to define the communities that it serves, identify the credit needs of such communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which it offers credit products and takes other actions that respond to the credit needs of the communities. Under FIRREA, the FRB is required to conduct periodic CRA examinations of insured financial institutions and to assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory" based on their record of meeting community needs.

     The federal banking regulatory agencies will take into account the CRA ratings of combining organizations and their level of compliance with the Equal Credit Opportunity Act in connection with acquisitions involving a change in control of a financial institution and, if any of the combining institutions has a CRA rating of "needs improvement" or "unsatisfactory," the agency may deny the application or require corrective action as a condition of its approval. The Bank's most recent CRA rating, which was from a November 1998 CRA examination, was "outstanding". The Bank will next be subject to a CRA examination in the third quarter of 2000.

     The GLBA requires public disclosure of agreements between an insured depository institution and a non-governmental entity or person made pursuant to or in connection with the CRA. Agreements covered include contracts for a cash payment or grant in excess of $10,000 or with an aggregate principal amount of $50,000 annually. Excluded from coverage are individual mortgage loans or specific commitments for various types of loans or extensions of credit if the loans are substantially not below the market and the purpose of the loan does not include relending of the borrowed funds to others.

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

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

Brokered Deposits

     The FDIC's rule regarding the ability of depository institutions to accept brokered deposits, i.e., deposits obtained through a deposit broker provides that (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is subject to limitations on the rate of interest payable on brokered deposits, and (iii) a "well capitalized" institution may accept or renew brokered deposits without restriction. At December 31, 1999, the Bank had brokered deposits of $162.6 million and was considered "well capitalized".

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

     The FRB may impose restrictions on relationships or transactions between a depository institution subsidiary of a bank holding company and any affiliate, as well as between a state member bank and its subsidiary. The FRB is permitted to impose such restrictions, however, only after it finds that the restrictions are (i) consistent with the purposes of the applicable federal banking laws and
(ii) appropriate to prevent an evasion of any provision of applicable law or avoid any significant risk to the safety and soundness of depository institutions or one of the federal depository insurance funds or other adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking.

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

ITEM 3.  LEGAL PROCEEDINGS

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc. ("Reliance"). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to October 1999.

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

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recission of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action that is described below.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. Another class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank was named as an additional defendant in the Illinois action. On August 11, 1999, an amended consolidated complaint was filed in Illinois which combined the Illinois and Texas actions. On December 9, 1999, the Judicial Panel for Multi-district Litigation consolidated in the District Court of Delaware for pretrial purposes the Illinois stockholders' suit and the adversary proceedings referred to below. A motion to certify the plaintiff class is pending.

     On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages, attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust. Motions to dismiss the lawsuit are pending.

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

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. The two adversary proceedings have been consolidated and withdrawn to the Delaware District Court. Discovery is ongoing in the adversary proceedings and a January 2001 trial date has been set. On March 2, 2000, the court granted the Estate Representative leave to file an amended complaint.

                           TAYLOR CAPITAL GROUP, INC.

                                     PART I

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

     On October 4, 1999, another lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by four Reliance stockholders. Members of the Taylor Family, a related partnership, Taylor Capital Group, Inc., Cole Taylor Bank and another officer and director of Taylor Capital Group, Inc., were named as defendants. Damages in an unspecified amount are sought. A motion to dismiss the lawsuit is pending.

     On February 23, 2000, another class action lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by a holder of 9% subordinated notes of Reliance. Members of the Taylor Family, Taylor Capital Group, Inc., Cole Taylor Bank, another officer and another director of Taylor Capital Group, Inc., in addition to individuals and entities unrelated to the Company or the Taylor Family were named as defendants. Damages of $25 million, plus interest and other relief are sought.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public market for the Company's common stock.

     As of March 3,2000, the approximate number of stockholders of record of the common stock was 49, based upon securities position listings furnished to the Company by its transfer agent and registrar.

     The Company has paid regular cash dividends on the common stock since it commenced operations in the first quarter of l997. The following table sets forth, for each quarter in 1999 and 1998, the dividends declared on the common stock:

                                                       1999            1998
                                                   DIVIDENDS PER   DIVIDENDS PER
                                                   COMMON SHARE    COMMON SHARE
                                                   -------------   -------------
First Quarter....................................      $0.09           $0.09
Second Quarter...................................       0.09            0.09
Third Quarter....................................       0.09            0.09
Fourth Quarter...................................       0.09            0.09

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

     On December 7, 1998 a motion was filed for a preliminary injunction which sought to prevent the Company and the Bank from paying any dividends to any of their respective shareholders. On October 14, 1999 the District Court denied the motion for preliminary injunction. See Item 3. "Legal Proceedings."

     The Company's management intends to suspend its duty to file reports (including Form l0-Q's and Form 10-K's) pursuant to the Securities Exchange Act of 1934 following the Company's filing of this Annual Report on Form 10-K for the year ended December 31,1999.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

    The selected data presented below under the caption "Income Statement Data" and "Balance Sheet Data" for the years ended December 31, 1999 and 1998, and for the period of February 12, 1997 to December 31, 1997 and as of December 31, 1999, 1998 and 1997 are derived from the audited financial statements of the Company. The selected data for the years ended, and as of, December 31, 1996 and 1995 are derived from the historical audited financial statements of the Bank on a stand-alone basis. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Basis of Presentation." This data should be read in conjunction with the financial statements, the notes thereto and other financial information included elsewhere in this Form 10-K.

                                                         SUCCESSOR BASIS --                PREDECESSOR BASIS --
                                             TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED      COLE TAYLOR BANK
                                             ------------------------------------------   -----------------------
                                                                        FOR THE PERIOD
                                               FOR THE YEARS ENDED     OF FEB. 12, 1997     FOR THE YEARS ENDED
                                                  DECEMBER 31,           TO DEC. 31,           DECEMBER 31,
                                             -----------------------   ----------------   -----------------------
                                                1999         1998            1997            1996         1995
                                             ----------   ----------   ----------------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:(1)
  Gross interest income....................  $  143,224   $  136,145      $  122,614      $  138,897   $  133,684
  Gross interest expense...................      64,390       65,409          60,458          66,377       64,366
                                             ----------   ----------      ----------      ----------   ----------
    Net interest income....................      78,834       70,736          62,156          72,520       69,318
  Provision for loan losses................       6,000        5,135           4,061           3,307        4,056
  Noninterest income.......................      19,190       20,621          17,873          15,824       14,227
  Noninterest expense......................      72,544       70,428          59,534          55,373       53,549
  Income taxes.............................       7,973        6,353           6,321           9,971        7,774
  Cumulative effect of change in accounting
    principle, net of income taxes.........        (214)          --              --              --           --
                                             ----------   ----------      ----------      ----------   ----------
    Net income.............................  $   11,293   $    9,441      $   10,113      $   19,693   $   18,166
                                             ==========   ==========      ==========      ==========   ==========
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets.............................  $2,044,370   $1,910,330      $1,855,711      $1,812,505   $1,774,032
  Investments and federal funds sold.......     450,681      442,361         482,671         409,464      443,348
  Loans, gross.............................   1,456,805    1,335,981       1,204,437       1,224,994    1,211,622
  Allowance for loan losses................      26,261       24,599          25,813          24,184       23,869
  Total deposits...........................   1,607,550    1,439,737       1,377,957       1,406,900    1,364,075
  Short-term borrowings....................     147,129      171,718         186,053         162,182      202,033
  Nonrecourse borrowings...................          --           --          18,757              --           --
  Notes payable............................     114,500      131,500         112,000          85,000       61,003
  Stockholders' equity.....................     147,597      145,133         141,070         141,635      132,741
EARNINGS PERFORMANCE DATA:(2)
  Return on average total assets...........        0.57%        0.51%           0.61%           1.08%        1.05%
  Return on average stockholders' equity...        7.70         6.57            8.64           14.73        14.29
  Net interest margin (tax-equivalent).....        4.39         4.22            4.23            4.35         4.38
  Ratio of earnings to fixed charges:
    Including interest on deposits.........        1.27x        1.22x           1.25x           1.44x        1.40x
    Excluding interest on deposits.........        1.89         1.65            1.78            3.12         2.42
BALANCE SHEET AND OTHER KEY RATIOS:
  Nonperforming assets to total assets.....        0.76%        0.90%           0.81%           0.82%        1.08%
  Nonperforming assets to total loans plus
    repossessed property...................        1.06         1.29            1.25            1.21         1.57
  Net loan charge-offs to average total
    loans(2)...............................        0.31         0.50            0.27            0.24         0.26
  Allowance for loan losses to total
    loans..................................        1.80         1.84            2.14            1.97         1.97
  Allowance for loan losses to
    nonperforming loans....................      180.90       175.92          189.34          176.29       174.76
  Average stockholders' equity to average
    total assets...........................        7.41         7.69            7.10            7.36         7.34

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Taylor Capital Group, Inc. as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 and of Cole Taylor Bank on a stand-alone basis for the period of January 1, 1997 to February 11, 1997. This discussion should be read in conjunction with the "Selected Financial Data", the Company's Financial Statements and the Notes thereto and other financial data appearing elsewhere in this Form 10-K.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Company is a bank holding company which was formed to consummate the acquisition of the Bank and Mortgage Company on February 12, 1997 in the Split-Off Transactions (as defined below) which were accounted for by the purchase method of accounting.

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

     As a result of the Split-Off Transactions, the consolidated financial information of the Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the Bank for the period prior to the Split-Off Transactions and, therefore, is not comparable. While financial information related to the Bank for the period January 1, 1997 through February 11, 1997 is included in this Management's Discussion and Analysis, the performance for the period is not analyzed because the period is not sufficient in length to discuss its performance in a meaningful manner.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, including the statements under "-- Financial Condition -- Market Risk", are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipates", "believes", "estimates", "expects", "contemplates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. The Company cautions readers of this Annual Report on Form 10-K that a number of risks, uncertainties and other factors could cause the Company's actual results, performance or achievements in 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

the general economic and business conditions affecting the Company's customers; the ability of the Bank to maintain sufficient funds to respond to the needs of depositors and borrowers; changes in interest rates; changes in customer response to the Bank's pricing strategies; competition from the Company's principal competitors; changes in federal and state legislation or regulatory requirements; the adequacy of the Company's allowance for loan losses; contractual, statutory or regulatory restrictions on the Bank's ability to pay dividends to the Company; and continuing obligations, potential liabilities, or restrictions arising from or relating to the Split-Off Transactions, including pending legal actions. Certain of these risks, uncertainties and other factors are more fully described elsewhere in this Form 10-K. Except as specifically required by the federal securities laws the Company does not undertake any obligation to update or revise any forward looking statements to reflect new events or circumstances or for any other reason.

OVERVIEW

     The Company's 1999 financial results reflected an increase in profitability in comparison to the financial results for 1998. This increase was primarily a result of an increase in net interest income to $78.8 million in 1999 from $70.7 million in 1998. This increase was partially offset by an increase in the loan loss provision to $6.0 million in 1999 from $5.1 million in 1998, a decrease in noninterest income to $19.2 million in 1999 from $20.6 million in 1998, and an increase in noninterest expense to $72.5 million in 1999 from $70.4 million in 1998.

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

     For the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997, the consolidated Company's net income was $11.3 million, $9.4 million and $10.1 million, respectively. Return on average assets increased to 0.57% in 1999 as compared to 0.51% during 1998 and an annualized return on average assets of 0.61% for the period February 12, 1997 to December 31, 1997. Return on average stockholders' equity increased to 7.70% in 1999 as compared to 6.57% during 1998 and an annualized return on average stockholders' equity of 8.64% for the period February 12, 1997 to December 31, 1997. Total assets of the Company were $2.04 billion and $1.91 billion at December 31, 1999 and 1998, respectively. Loans grew to $1.46 billion in 1999 from $1.34 billion in 1998. Total deposits were $1.61 billion and $1.44 billion at December 31, 1999 and 1998, respectively and stockholders' equity increased to $147.6 million at December 31, 1999 as compared to $145.1 million at December 31, 1998.

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

     Consolidated net interest income (with an adjustment for tax-exempt income) was $81.3 million in 1999, an increase of 11.2% from $73.1 million in 1998. The increase in net interest income during 1999 was a result of an increase in average earnings assets and net interest margin. Consolidated net interest income (with an

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

adjustment for tax-exempt income) in 1998 of $73.1 million reflected an increase of 13.8% from $64.2 million in 1997. The higher net interest income during 1998 was primarily due to the reporting period consisting of 42 more days than the 1997 reporting period.

     Average earning assets increased $116.8 million or 6.7% during 1999 when compared to 1998. Year-to-date average loans increased $133.6 million and a change in asset mix occurred when a portion of the maturing investment securities were utilized to fund higher yielding loans. Net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, increased to 4.39% for the year ended December 31, 1999 from 4.22% for the year ended December 31, 1998. The net interest margin increased as the cost of interest-bearing liabilities was reduced more than the decline in the earning asset yields.

     The cost of interest-bearing liabilities declined to 4.32% during 1999 from 4.70% for the year ended December 31, 1998. This decline was a result of lowering the rates paid on interest-bearing deposits and the renewal of maturing notes payable at lower interest rates due to the lower interest rate environment experienced in late 1998 and the first half of 1999.

     The yields on earning assets declined to 7.87% during 1999 from 7.99% in 1998. The decline in the yield on commercial and industrial loans reflected the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998 as compared to a 50 basis point increase in the prime rate in the third quarter of 1999 and a 25 basis point increase in November of 1999. This decline was partially offset by the payoff of a loan which was originally purchased at a discount by the Bank resulting in the recognition of the remaining unamortized discount as interest income in the amount of $535,000. The decrease in consumer loan yields resulted from a change in portfolio mix due to the sale of the majority of the Bank's higher-yielding credit card portfolio in November 1998.

     Average earning assets for the year ended December 31, 1998 increased $15.5 million, or 0.9% compared to the 1997 reporting period. Net interest margin was 4.23% (on an annualized basis) in 1997 for the consolidated Company. The decline in net interest margin during 1998 was primarily a result of reduced yields on sequential-paying collateralized mortgage obligations, as described below, and commercial and industrial loans, partially offset by a decline in the cost of interest-bearing liabilities.

     The yield on earning assets declined to 7.99% from 8.21% for the year ended December 31, 1998, as compared to the period of February 12, 1997 to December 31, 1997. In late 1997 and early 1998, the Bank purchased approximately $92 million of high-coupon, sequential-paying collateralized mortgage obligations at a premium of $7.5 million. The decline in mortgage interest rates and higher refinancing activity experienced during 1998 required that the Bank amortize the purchase premium at a rate faster than originally expected. Accordingly, during 1998, impairment charges of $667,000 were recognized. In addition, adjustments of approximately $1,433,000 were recorded to reduce the yields of the securities to an expected yield given actual payments received to date and the future expected prepayment rate for these securities. In 1999 actual and anticipated prepayment activity slowed resulting in reduced premium amortization and increased expected yields. At December 31, 1999, after impairment charges, adjustments and paydowns, these securities totaled $26.5 million, with $999,000 of premium remaining and an expected yield of 6.78%. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by certain agencies including the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank utilizes actual prepayment rates and broker estimates of expected future prepayments, as well as current and forward interest rates, in estimating future prepayment rates.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The decreased yield on commercial and industrial loans from 1997 to 1998 reflected the 75 basis point reduction in the Company's prime rate during the fourth quarter of 1998 as well as increased competitive pressure on loan pricing. The yield on real estate mortgages decreased as mortgage prepayments increased and new mortgage production rates were lower due to the lower mortgage interest rate environment. The cost of interest-bearing liabilities declined to 4.70% in 1998 from 4.88% for the period of February 12, 1997 to December 31, 1997 primarily as a result of a lowering of the rate paid on interest-bearing deposits and the repositioning of a portion of the Federal Home Loan Bank ("FHLB") short-term borrowings to FHLB long-term callable notes.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth certain information relating to the consolidated Company's average balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% rate.

     ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND YIELD/RATES

                                                  SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                -------------------------------------------------------------------------------------------------
                                      FOR THE YEAR ENDED               FOR THE YEAR ENDED           FOR THE PERIOD OF FEB. 12,
                                      DECEMBER 31, 1999                DECEMBER 31, 1998             1997 TO DECEMBER 31, 1997
                                ------------------------------   ------------------------------   -------------------------------
                                                        YIELD/                           YIELD/                           YIELD/
                                 AVERAGE                 RATE     AVERAGE                 RATE     AVERAGE                 RATE
                                 BALANCE     INTEREST    (%)      BALANCE     INTEREST    (%)      BALANCE     INTEREST   (%)(3)
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment securities(1):
  Taxable.....................  $  366,018   $ 20,631    5.64%   $  392,993   $21,702     5.52%   $  412,304   $ 23,086    6.33%
  Tax-exempt (tax
    equivalent)(5)............      70,941      5,439    7.67        68,824     5,389     7.83        62,709      4,343    7.89
                                ----------   --------            ----------   -------             ----------   --------
      Total investment
        securities............     436,959     26,070    5.97       461,817    27,091     5.87       475,013     27,429    6.53
                                ----------   --------            ----------   -------             ----------   --------
Cash Equivalents..............      19,180        973    5.07        11,104       597     5.38        31,422      1,544    5.55
                                ----------   --------            ----------   -------             ----------   --------
Loans(2):
  Commercial and industrial...   1,027,353     88,765    8.64       904,745    81,019     8.95       854,286     68,974    9.12
  Real estate mortgages.......     186,509     13,459    7.22       196,777    14,295     7.26       206,468     13,458    7.43
  Consumer and other..........     180,296     14,801    8.21       159,011    13,970     8.79       150,805     11,915    8.93
  Fees on loans...............                  1,583                           1,526                             1,339
                                ----------   --------            ----------   -------             ----------   --------
    Net loans (tax
      equivalent).............   1,394,158    118,608    8.51     1,260,533   110,810     8.79     1,211,559     95,686    8.92
                                ----------   --------            ----------   -------             ----------   --------
      Total earning assets....   1,850,297    145,651    7.87     1,733,454   138,498     7.99     1,717,994    124,659    8.21
                                ----------   --------            ----------   -------             ----------   --------
Allowance for loan losses.....     (25,959)                         (25,092)                         (25,114)
NONEARNING ASSETS:
  Cash and due from banks.....      69,389                           66,791                           74,823
  Accrued interest and other
    assets....................      86,699                           94,311                          107,664
                                ----------                       ----------                       ----------
TOTAL ASSETS..................  $1,980,426                       $1,869,464                       $1,875,367
                                ==========                       ==========                       ==========
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits................  $  371,020     11,498    3.10    $  347,544    11,983     3.45    $  329,199     10,374    3.56
    Savings deposits..........     105,215      1,775    1.69       111,908     2,516     2.25       116,472      2,630    2.55
    Time deposits.............     705,308     35,859    5.08       607,821    33,557     5.52       650,165     32,271    5.61
                                ----------   --------            ----------   -------             ----------   --------
      Total interest-bearing
        deposits..............   1,181,543     49,132    4.16     1,067,273    48,056     4.50     1,095,836     45,275    4.67
                                ----------   --------            ----------   -------             ----------   --------
Short-term borrowings.........     189,250      8,665    4.58       197,846     9,969     5.04       194,270      8,870    5.16
Notes payable.................     120,241      6,593    5.48       127,364     7,384     5.80       108,881      6,313    6.55
                                ----------   --------            ----------   -------             ----------   --------
      Total interest-bearing
        liabilities...........   1,491,034     64,390    4.32     1,392,483    65,409     4.70     1,398,987     60,458    4.88
                                ----------   --------            ----------   -------             ----------   --------
NONINTEREST-BEARING
  LIABILITIES:
  Noninterest-bearing
    deposits..................     318,287                          310,512                          301,941
  Nonrecourse borrowings(4)...          --                            4,019                           18,757
  Accrued interest and other
    liabilities...............      24,428                           18,671                           23,348
                                ----------                       ----------                       ----------
      Total
        noninterest-bearing
        liabilities...........     342,715                          333,202                          344,046
                                ----------                       ----------                       ----------
STOCKHOLDERS' EQUITY..........     146,677                          143,779                          132,334
                                ----------                       ----------                       ----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS'
        EQUITY................  $1,980,426                       $1,869,464                       $1,875,367
                                ==========                       ==========                       ==========
Net interest income (tax
  equivalent).................               $ 81,261                         $73,089                          $ 64,201
                                             ========                         =======                          ========
Net interest spread...........                           3.55%                            3.29%                            3.33%
Net interest margin...........                           4.39%                            4.22%                            4.23%
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

(3) Yields/rates are annualized.

(4) Interest expense on nonrecourse borrowings is presented net on the income statement with trust fees.

(5) Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                         SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                      -------------------------------------------------------------------
                                          FOR THE YEAR ENDED                 FOR THE YEAR ENDED
                                      DECEMBER 31, 1999 COMPARED        DECEMBER 31, 1998 COMPARED TO
                                           TO THE YEAR ENDED           THE PERIOD OF FEBRUARY 12, 1997
                                           DECEMBER 31, 1998                TO DECEMBER 31, 1997
                                      ---------------------------   -------------------------------------
                                        CHANGE DUE TO                      CHANGE DUE TO
                                      -----------------             ---------------------------
                                      VOLUME     RATE       NET     VOLUME     DAYS      RATE       NET
                                      -------   -------   -------   -------   -------   -------   -------
                                                                (IN THOUSANDS)
INTEREST EARNED ON:
  Investment securities:
    Taxable.........................  $(1,513)  $   442   $(1,071)  $(1,180)  $ 3,002   $(3,206)  $(1,384)
    Tax-exempt......................      164      (114)       50       479       565         2     1,046
  Cash equivalents..................      411       (35)      376    (1,094)      201       (54)     (947)
  Loans.............................   11,456    (3,658)    7,798     4,323    12,442    (1,641)   15,124
                                      -------   -------   -------   -------   -------   -------   -------
Total interest earned...............  $10,518   $(3,365)  $ 7,153   $ 2,528   $16,210   $(4,899)  $13,839
                                      =======   =======   =======   =======   =======   =======   =======
INTEREST PAID ON:
  Interest-bearing demand
    deposits........................  $   777   $(1,262)  $  (485)  $   640   $ 1,349   $  (380)  $ 1,609
  Savings deposits..................     (143)     (598)     (741)     (113)      342      (343)     (114)
  Time deposits.....................    5,097    (2,795)    2,302    (2,345)    4,196      (565)    1,286
  Short-term borrowings.............     (420)     (884)   (1,304)      183     1,153      (237)    1,099
  Notes payable.....................     (402)     (389)     (791)    1,128       821      (878)    1,071
                                      -------   -------   -------   -------   -------   -------   -------
Total interest paid.................    4,909    (5,928)   (1,019)     (507)    7,861    (2,403)    4,951
                                      -------   -------   -------   -------   -------   -------   -------
Net interest income.................  $ 5,609   $ 2,563   $ 8,172   $ 3,035   $ 8,349   $(2,496)  $ 8,888
                                      =======   =======   =======   =======   =======   =======   =======

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

     The provision for loan losses for the years ended December 31, 1999 and 1998 was $6.0 million and $5.1 million, respectively. The $865,000 increase in the provision was primarily a result of an increase in loan

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

volume in 1999. Net charge-offs were $4.3 million in 1999 as compared to $6.3 million in 1998. The higher net charge-off activity experienced in 1998 was a result of the resolution of four older, chronic commercial problem loans. Nonperforming loans totaled $14.5 million and $14.0 million, representing 1.00% and 1.05% of total loans at December 31, 1999 and 1998, respectively. If the loan portfolio continues to grow and/or future net charge-offs, and/or nonperforming loans increase, the Company expects that the provision for loan losses would increase. As of December 31, 1999, management believes that the allowance for loan losses is adequate. See "Financial Condition -- Nonperforming Loans and Assets."

     The consolidated Company's provision for loan losses for the shorter 1997 reporting period was $4.1 million. The $1.0 million increase in the provision for loan losses in 1998 over the shorter 1997 reporting period was a result of increased net charge-off activity experienced during 1998. Net charge-offs were $2.9 million for the period of February 12, 1997 to December 31, 1997. The increase in charge-offs during 1998 was primarily the result of the resolution of the aforementioned four older chronic problem loans. Nonperforming loans totaled $13.6 million, representing 1.13% of total loans at December 31, 1997.

Noninterest Income

     The following table shows noninterest income for the periods indicated:

                               NONINTEREST INCOME

                                                                                        PREDECESSOR
                                                  SUCCESSOR BASIS -- TAYLOR CAPITAL    BASIS -- COLE
                                                     GROUP, INC. -- CONSOLIDATED        TAYLOR BANK
                                                  ----------------------------------   --------------
                                                                      FOR THE PERIOD   FOR THE PERIOD
                                                       FOR THE         OF FEB. 12,       OF JAN. 1,
                                                     YEARS ENDED         1997 TO          1997 TO
                                                      DEC. 31,           DEC. 31,         FEB. 11,
                                                  -----------------   --------------   --------------
                                                   1999      1998          1997             1997
                                                  -------   -------   --------------   --------------
                                                                    (IN THOUSANDS)
Deposit service charges.........................  $ 9,271   $ 8,146      $ 7,500           $1,022
Retail credit card service charges..............      280       501          472               60
Merchant credit card processing fees............       58       350          307               40
Trust fees......................................    4,563     3,971        3,331              359
Gain on sales of loans, net.....................    2,169     3,621        2,598              169
Gain on sale of mortgage servicing rights.......      204     1,462           --               --
Gain on sale of credit card loans...............       --       686           --               --
Mortgage loan servicing income (loss), net......      309       (57)         341               57
ATM fees........................................    1,026       909          693               63
Other noninterest income........................    1,202     1,021        1,000              160
Gain on sale of merchant credit card program....       --        --        1,230               --
Investment securities gains, net................      108        11          401               --
                                                  -------   -------      -------           ------
          Total noninterest income..............  $19,190   $20,621      $17,873           $1,930
                                                  =======   =======      =======           ======

     Total noninterest income for the consolidated Company was $19.2 million in 1999, a decrease of $1.4 million or 6.9%, as compared to $20.6 million for the comparable 1998 reporting period. Decreases in gain on sales of loans, net, gain on sale of mortgage servicing rights and gain on sale of credit cards were partially offset by increases in deposit service charges, trust fees, ATM fees and investment securities gains. Total

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

noninterest income for 1998 was $20.6 million compared to 1997 noninterest income of $17.9 million. The increase in non-interest income in 1998 over 1997 was primarily due to the 1998 reporting period having 42 more days and increased gains on sales of mortgage loans and mortgage servicing rights. This increase was partially offset by reduced deposit service charges and increased impairment charges due to increased prepayment speeds on the Bank's mortgage servicing portfolio.

     Deposit service charges totaled $9.3 million, $8.1 million and $7.5 million, respectively, for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The $1.2 million, or 13.8%, increase during 1999 as compared to 1998 was due to the increased service charge schedules/rates implemented during the year. The $0.6 million, or 8.6%, increase in 1998 as compared to the 1997 reporting period was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period. Absent the effect of the longer reporting period, commercial service charge income declined in 1998 as compared to 1997.

     Retail credit card service charges totaled $280,000, $501,000, and $472,000, respectively, for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The $221,000, or 44.1%, decrease in retail credit card service charges during 1999 as compared to 1998 was primarily due to the sale of a significant portion of the Bank's credit card loan portfolio in November 1998. The Bank retained two types of credit cards, business and secured, that exhibited higher fee potential and reduced credit risk. The sale resulted in a gain of $686,000. The $29,000, or 6.1% slight increase in retail credit card service charges during 1998 was primarily due to 42 more days in the reporting period versus 1997.

     Merchant credit card processing fees totaled $58,000, $350,000 and $307,000, respectively, for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The $292,000, or 83.4%, decrease in merchant credit card processing fees in 1999 as compared to 1998 was due to reductions in the pricing of merchant credit card deposit services. The $43,000, or 14.0%, increase during 1998 as compared to 1997 was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period.

     Trust fees for the consolidated Company were $4.6 million, $4.0 million and $3.3 million, respectively, for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The increase in trust fees during 1999 as compared to 1998 was primarily a result of an increase in bond trustee account business. The increase in trust fees during 1998 as compared to 1997 was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period.

     Gain on sales of loans, net, was $2.2 million, $3.6 million and $2.6 million, respectively, for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The decrease in gains on sale of loans, net, during 1999 as compared to 1998 was primarily a result of a 35% decrease in the volume of loans sold. Loan origination volume declined as a result of decreased mortgage refinancing activity as a result of a higher mortgage interest rate environment. The decrease in the gain on sales of loans, net, was also due to lower sales spreads. The increase in 1998 as compared to 1997 was primarily due to a 32% increase in the volume of mortgage loans sold as a result of the lower mortgage interest rate environment and increased mortgage refinancing activity. The 1997 consolidated gain on sales of loans included $632,000 in gains attributable to the Mortgage Company, which is discussed below.

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

     Mortgage loan servicing income (loss), net totaled $309,000, ($57,000), and $341,000 for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The increase in mortgage loan servicing income during 1999 was primarily due to a $47,000 reduction in the valuation reserve related to capitalized mortgage servicing rights during the first quarter of 1999, as prepayment activity slowed during 1999. An impairment provision of $329,000 had been recognized during 1998. On June 15, 1999 the Bank sold the servicing rights relating to approximately $74 million of mortgage loans. The sale resulted in a gain of $204,000. On January 30, 1998, the Bank sold the servicing rights relating to approximately $274 million of mortgage loans. The sale resulted in a gain of $1.5 million. As a result of the decreased servicing income resulting from the sale in 1998, and the $329,000 of impairment provisions taken on mortgage servicing rights during 1998, a mortgage loan servicing loss was recognized during 1998. No sales of servicing rights occurred in 1997. Amortization of capitalized mortgage servicing rights also decreased significantly during 1999 and 1998 due to the mortgage servicing rights sales. The Bank's portfolio of mortgage loans serviced for others was $9 million, $69 million, and $311 million at December 31, 1999, 1998 and 1997, respectively. The Bank has not purchased any mortgage servicing rights in 1999 or in prior years. All servicing rights have been generated from loans originated by the Bank where the loans were subsequently sold.

     ATM fee income was $1.0 million, $909,000 and $693,000 for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997. The consolidated Company's higher ATM fee income during 1999 and 1998 was due an increase in the surcharge fee during the fourth quarter of 1998 as well as the 1998 reporting period have 42 more days than the 1997 reporting period.

     Other noninterest income, which principally includes standby letters of credit fees, fees from financial services (i.e., the sale of certain insurance products and other financial services products), and safe deposit rental fees, totaled $1.2 million for the consolidated Company for the 1999 reporting period and $1.0 million for both the 1998 and 1997 reporting periods. The increase in other noninterest income during 1999 was primarily a result of an increase of $178,000 in standby letter of credit fees.

     Investment securities gains, net for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 were $108,000, $11,000 and $401,000, respectively. The securities sales were a result of a realignment of the Bank's available-for-sale portfolio. This realignment was undertaken in response to changing market conditions and reflected management's actions to increase investment yields and/or modify the Bank's interest rate risk profile.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Noninterest Expense

     The following table shows noninterest expense for the periods indicated:

                              NONINTEREST EXPENSE

                                                                                          PREDECESSOR
                                                   SUCCESSOR BASIS -- TAYLOR CAPITAL     BASIS -- COLE
                                                      GROUP, INC. -- CONSOLIDATED         TAYLOR BANK
                                                  ------------------------------------   --------------
                                                                        FOR THE PERIOD   FOR THE PERIOD
                                                                         OF FEB. 12,       OF JAN. 1,
                                                  FOR THE YEARS ENDED      1997 TO          1997 TO
                                                        DEC. 31            DEC. 31,         FEB. 11,
                                                  -------------------   --------------   --------------
                                                    1999       1998          1997             1997
                                                  --------   --------   --------------   --------------
                                                                     (IN THOUSANDS)
Salaries and employee benefits..................  $38,205    $37,303       $31,683           $3,645
Occupancy of premises, net......................    6,472      7,158         5,298              656
Furniture and equipment.........................    4,291      3,413         3,262              322
Computer processing.............................    2,411      2,234         2,004              222
Legal fees......................................    6,226      4,364         2,227              194
Advertising and public relations................    1,275      1,807         1,713              157
Goodwill and other intangible amortization......    2,411      2,448         2,253               20
Other real estate and repossessed asset
  expense.......................................      229        522           551               31
Other noninterest expense.......................   11,024     11,179        10,543            1,219
                                                  -------    -------       -------           ------
          Total noninterest expense.............  $72,544    $70,428       $59,534           $6,466
                                                  =======    =======       =======           ======
Efficiency ratio(1).............................    74.09%     77.10%        74.77%           61.60%

---------------

(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income, less investment securities gains.

     Total noninterest expense for the consolidated Company in 1999 was $72.5 million, an increase of $2.1 million, or 3.0%, as compared to $70.4 million for the comparable 1998 period. The primary reason for the higher noninterest expense during 1999 was an increase in legal fees related to the defense of the lawsuits relating to the Split-Off Transactions. Decreases in occupancy of premises, advertising and public relations, and other real estate and repossessed asset expense were partially offset by increases in salaries and employee benefits and furniture and equipment expense. Total noninterest expense for the period February 12, 1997 to December 31, 1997 was $59.5 million. The increase in noninterest expense during 1998 versus 1997 was primarily due to increased salaries and benefit expenses, the operation of two new branches which significantly increased occupancy expenses, and increased litigation expenses associated with the defense of the lawsuits relating to the Split-Off Transactions.

     Salaries and employee benefits represent the largest category of noninterest expense. In 1999, salaries and employee benefits totaled $38.2 million, an increase of $902,000, or 2.4%, as compared to the consolidated Company's 1998 reporting period, for which salaries and benefits totaled $37.3 million. The primary reason for the increase in 1999 was routine annual salary increases and severance payments partially offset by a lower number of full time equivalent employees in 1999 versus 1998. At December 31, 1999 the Company had a total of approximately 612 full-time equivalent (FTE) employees down from 652 in 1998 and 617 in 1997. Annual merit increases and increased FTE headcount contributed to increased salaries of $1.2 million during

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

1998. In addition, 1998 includes approximately $400,000 of additional health insurance cost due to increased claims experience and more employees. Increased funding requirements for the Company's 401(k) and ESOP plan were approximately $500,000 in 1998.

     Occupancy of premises, net for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $6.5 million, $7.2 million and $5.3 million, respectively. In 1999, the Company significantly reduced the number of square feet leased at one of the Bank's facilities resulting in reduced rent and related leasehold expense. This contributed to the decrease in 1999 as compared to the 1998 reporting period. The rise in the consolidated Company's occupancy expenses during the 1998 reporting period was due to the addition of two new banking facilities. The Old Orchard branch opened in October 1997, and the West Washington Street branch in downtown Chicago opened in March 1998. The increased occupancy expenses related to the operation of these two branches totaled $987,000 during 1998.

     Furniture and equipment expenses for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $4.3 million, $3.4 million, and $3.3 million, respectively. In late 1998 and the first two quarters of 1999, the Bank implemented significant technology enhancements within the Bank's operations center and replaced certain hardware and software applications with systems of greater functionality. Capital expenditures related to the replacement of hardware and software totaled approximately $2.8 million. These enhancements and replacements resulted in increased furniture and equipment expenses during 1999 versus the same period in 1998.

     Computer processing expense is comprised of payments to third party processors, primarily for the Company's "mission critical" data processing applications, including loans, deposits, general ledger and ATM operations. The expense for the consolidated Company for 1999 totaled $2.4 million versus $2.2 million for the 1998 reporting period. The 1999 increase was primarily due to increased payments to the Company's primary data processor. Computer processing expense for the period of February 12, 1997 to December 31, 1997 was $2.0 million. The 1998 increase was primarily due to the 1998 reporting period having 42 more days than the 1997 reporting period.

     Legal fees for the consolidated Company for the year ended December 31, 1999 totaled $6.2 million, an increase of $1.8 million, or 42.7%, as compared to the year ended December 31, 1998. Legal costs increased significantly during 1999 and 1998, relating to the defense of the various lawsuits relating to the Split-Off Transactions. The legal costs relating to the defense of the lawsuits relating to the Split-Off Transactions totaled approximately $5.0 million, $2.8 million and $674,000, respectively, for the 1999, 1998, and 1997 reporting periods. Legal fees for 1998 increased significantly from 1997 despite $308,000 in reimbursements received in 1998 from the Bank's insurance carrier for certain 1997 Bank related legal defense costs. The Company expects to continue to incur significant legal expenses in connection with the Split-Off Transactions litigation, which will continue to adversely affect profitability. A portion of these defense costs have been, and will be, submitted to insurance carriers for reimbursement. The Company, however, cannot predict to what extent such costs will be reimbursed. See "Litigation" below.

     Advertising and public relations expense for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $1.3 million, $1.8 million and $1.7 million, respectively. The $532,000, or 29.4% decrease during 1999 was due to the Company utilizing reduced TV and radio advertising. The slight increase in 1998 was primarily due to the reporting period consisting of 42 more days than the comparable 1997 reporting period.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Goodwill and other intangible amortization expense for the consolidated Company for the 1999, 1998 and 1997 reporting periods totaled $2.4 million, $2.4 million and $2.3 million, respectively. The amortization expense consists primarily of amortization of goodwill related to the acquisition of the Bank and Mortgage Company as a result of the Split-Off Transactions.

     Other real estate and repossessed asset expense for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $229,000, $522,000 and $551,000 respectively. This expense is net of gains on sales of or rental income from such properties. The $293,000 or 56.1% decrease during 1999 was primarily a result of the sale of a number of other real estate properties during 1999. The sales resulted in gains on sale and other income on other real estate owned of approximately $237,000. In addition, carrying expenses related to these properties decreased as sales occurred in 1999. Other real estate and repossessed asset expense remained relatively flat in 1998 when compared to the 1997 reporting period.

     Other noninterest expense (which principally includes certain professional fees, FDIC insurance, consulting, outside services and other operating expenses such as telephone, postage, office supplies and printing) for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 totaled $11.0 million, $11.2 million and $10.5 million, respectively. The increase in noninterest expenses during the 1998 reporting period was primarily due to the longer reporting period in 1998.

Income Taxes

     Income taxes totaled $8.0 million, $6.4 million and $6.3 million for the 1999, 1998 and 1997 reporting periods. The effective income tax rate for the consolidated Company approximated 41%, 40% and 39% for the years ended December 31, 1999 and 1998 and for the period February 12, 1997 to December 31, 1997, respectively. The increase in the effective tax rate during 1999 and 1998 was primarily due to certain employee benefit costs that were not fully deductible for tax purposes. In connection with the Split-Off Transactions, the Company acquired state tax net operating loss carryforwards and deductible temporary differences totaling approximately $60 million. In accordance with generally accepted accounting principles, the state income tax benefit of these items is applied against goodwill when recognized, rather than as a reduction of income tax expense. All of the acquired net operating loss carryforwards (approximately $34 million) have been utilized as of December 31, 1999. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks of federal taxable income to amounts paid in prior years and taxable income estimated for 2000.

Cumulative Effect of Change in Accounting Principle

     As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs associated with the Split-Off Transactions which had not yet been fully amortized.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCIAL CONDITION

     During 1999, total assets increased $134 million to $2.04 billion at December 31, 1999. Year-to-date average earning assets for 1999 increased $116.8 million to $1.85 billion. The growth in assets was due to growth in loans, primarily commercial and real estate-construction loans. The assets growth was funded primarily with customer and wholesale deposit growth.

Investment Securities

     The purpose of the investment portfolio is primarily to provide a source of earnings and secondarily for liquidity and interest rate risk management purposes. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following tables present the composition and maturities of the investment portfolio by major category as of the dates indicated:

                        INVESTMENT PORTFOLIO COMPOSITION

                                          SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                      ---------------------------------------------------------------------
                                       AVAILABLE-FOR-SALE       HELD-TO-MATURITY              TOTAL
                                      ---------------------   ---------------------   ---------------------
                                                  ESTIMATED               ESTIMATED               ESTIMATED
                                      AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                        COST        VALUE       COST        VALUE       COST        VALUE
                                      ---------   ---------   ---------   ---------   ---------   ---------
                                                                 (IN THOUSANDS)
DECEMBER 31, 1999:
U.S. Treasury securities............  $ 55,182    $ 54,884     $    --     $    --    $ 55,182    $ 54,884
U.S. government agency securities...   111,491     110,324          --          --     111,491     110,324
Mortgage-backed securities..........    94,529      92,184          --          --      94,529      92,184
State and municipal obligations.....        --          --      68,242      67,669      68,242      67,669
Collateralized mortgage
  obligations.......................   109,344     106,928          --          --     109,344     106,928
Other securities....................        --          --      14,919      14,908      14,919      14,908
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $370,546    $364,320     $83,161     $82,577    $453,707    $446,897
                                      ========    ========     =======     =======    ========    ========
DECEMBER 31, 1998:
U.S. Treasury securities............  $110,019    $110,878     $    --     $    --    $110,019    $110,878
U.S. government agency securities...    51,287      51,326          --          --      51,287      51,326
Mortgage-backed securities..........    98,296      99,510          --          --      98,296      99,510
State and municipal obligations.....        --          --      74,609      76,414      74,609      76,414
Collateralized mortgage
  obligations.......................    91,696      89,694          --          --      91,696      89,694
Other securities....................        --          --      15,144      15,206      15,144      15,206
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $351,298    $351,408     $89,753     $91,620    $441,051    $443,028
                                      ========    ========     =======     =======    ========    ========
DECEMBER 31, 1997:
U.S. Treasury securities............  $205,007    $205,784     $    --     $    --    $205,007    $205,784
U.S. government agency securities...    13,261      13,345          --          --      13,261      13,345
Mortgage-backed securities..........    95,364      95,999          --          --      95,364      95,999
State and municipal obligations.....        --          --      65,034      66,319      65,034      66,319
Collateralized mortgage
  obligations.......................    84,330      84,017          --          --      84,330      84,017
Other securities....................        --          --      18,217      18,262      18,217      18,262
                                      --------    --------     -------     -------    --------    --------
          Total.....................  $397,962    $399,145     $83,251     $84,581    $481,213    $483,726
                                      ========    ========     =======     =======    ========    ========

     During 1999, the Bank's investment portfolio remained relatively flat. Maturing U.S. Treasury securities were reinvested primarily in U.S. government agencies and planned amortization class collateralized mortgage obligations. In March 1999, the Company executed a modest restructuring of the available-for-sale investment portfolio. Approximately $50 million of short-maturity U.S. Treasury securities were sold, and the proceeds were reinvested in longer-term Treasury, government agency and mortgage-backed securities, thereby lengthening the duration of the investment portfolio.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                  INVESTMENT PORTFOLIO -- MATURITY AND YIELDS
                           (AS OF DECEMBER 31, 1999)

                                                                  MATURING
                                   ----------------------------------------------------------------------
                                                      AFTER ONE BUT     AFTER FIVE BUT
                                       WITHIN             WITHIN            WITHIN             AFTER
                                      ONE YEAR          FIVE YEARS         TEN YEARS         TEN YEARS           TOTAL
                                   ---------------   ----------------   ---------------   ---------------   ----------------
                                   AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                   -------   -----   --------   -----   -------   -----   -------   -----   --------   -----
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale securities(1):
U.S. Treasury securities.........  $    --     --%   $ 54,884   5.89%   $    --     --%   $    --     --%   $ 54,884   5.89%
U.S. government agency
  securities.....................   22,289   5.23      88,035   6.29         --     --         --     --     110,324   6.08
  Mortgage-backed
    securities(3)................   20,216   5.71      41,544   6.10     25,778   6.16      4,646   6.30      92,184   6.04
  Collateralized mortgage
    obligations(3)...............   23,107   6.26      67,255   6.19     16,566   6.37         --     --     106,928   6.23
                                   -------           --------           -------           -------           --------
    Total available-for-sale.....   65,612            251,718            42,344             4,646            364,320
                                   -------           --------           -------           -------           --------
Held-to-maturity securities(2):
States and political
  subdivisions(4)................    6,493   8.93      35,980   8.40     16,303   7.84      9,466   7.49      68,242   8.15
Other securities.................       --     --         575   7.89        295   6.94     14,049   7.03      14,919   7.06
                                                     --------           -------           -------           --------
    Total held-to-maturity.......    6,493             36,555            16,598            23,515             83,161
                                   -------           --------           -------           -------           --------
        Total securities.........  $72,105           $288,273           $58,942           $28,161           $447,481
                                   =======           ========           =======           =======           ========

---------------

(1) Based on estimated fair value.

(2) Based on amortized cost.

(3) Maturities of mortgage-backed securities and collateralized mortgage obligations are based on anticipated lives of the underlying mortgages, not contractual maturities.

(4) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

     Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. The mortgage-backed securities consist principally of direct "pass through" securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk of mortgage-backed securities. The collateralized mortgage obligations ("CMOs") consist of (1) high-coupon, sequential-paying securities (also known as synthetic premiums because the coupons on these securities exceed those on the underlying mortgage loans) and (2) planned amortization class securities, both of which are backed by fixed-rate, single-family mortgage loans. CMOs possess market risk due to the prepayment risk of the underlying collateral. The CMOs are guaranteed, as to principal and interest, by certain agencies, primarily FNMA and FHLMC. At December 31, 1999, the high-coupon, sequential-paying securities totaled $26.5 million, with $999,000 of premium remaining and an expected yield of 6.78%. At December 31, 1998, these securities totaled $56.0 million with $3.0 million of premiums remaining and an expected yield of 0.9%. During 1998, lower mortgage interest rates and higher refinancing activity required that the Bank amortize the purchase premium on these securities at a rate significantly higher than originally expected. Accordingly, in 1998, impairment charges and additional yield adjustments were recognized. See "Net Interest Income."

     The Company generally invests in state and municipal investment securities which are rated investment grade by nationally recognized rating organizations. Certain municipal issues, however, which are restricted to the Company's local market area, are not rated and undergo the Bank's standard underwriting procedures for

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

loan transactions. Other securities are primarily composed of Federal Reserve Bank stock and Federal Home Loan Bank stock that are required to be maintained for various purposes. At December 31, 1999, the Company held no securities of any single issuer, other than the U.S. Treasury and U.S. government agency securities, including FNMA, that exceeded 10% of stockholders' equity. Although the Company holds securities issued by municipalities within the state of Illinois which, in the aggregate, exceed 10% of stockholders' equity, none of the holdings from any individual municipal issue exceed this threshold.

     A significant portion of the Company's investment securities portfolio (approximately 63.9% at December 31, 1999) is used as collateral for public funds time deposits and securities sold under agreement to repurchase.

Loan Portfolio

     The Company's primary source of income is interest on loans. The following table presents the composition of the Company's and the predecessor Bank's loan portfolios as of the dates indicated:

                                 LOAN PORTFOLIO

                                    SUCCESSOR BASIS -- TAYLOR CAPITAL     PREDECESSOR BASIS -- COLE
                                       GROUP, INC. -- CONSOLIDATED              TAYLOR BANK,
                                   ------------------------------------   -------------------------
                                               DECEMBER 31,                     DECEMBER 31,
                                   ------------------------------------   -------------------------
                                      1999         1998         1997         1996          1995
                                   ----------   ----------   ----------   -----------   -----------
                                                            (IN THOUSANDS)
Commercial and industrial........  $  801,762   $  749,984   $  671,506   $  655,919    $  638,497
Real estate -- construction......     260,972      232,018      179,855      192,759       121,547
Residential real
  estate -- mortgages............     183,427      150,930      165,258      176,819       207,377
Mortgage loans held-for-sale.....       8,917       42,257       31,771       25,153        15,748
Home equity lines of credit......     109,484      106,521      104,287       86,648        65,371
Consumer.........................      89,842       53,751       50,391       84,622       166,346
Other loans......................       3,272        1,806        2,448        4,622         2,061
                                   ----------   ----------   ----------   ----------    ----------
       Gross loans...............   1,457,676    1,337,267    1,205,516    1,226,542     1,216,947
Less: Unearned discount..........        (871)      (1,286)      (1,079)      (1,548)       (5,325)
                                   ----------   ----------   ----------   ----------    ----------
       Total loans...............   1,456,805    1,335,981    1,204,437    1,224,994     1,211,622
Less: Allowance for loan
  losses.........................     (26,261)     (24,599)     (25,813)     (24,184)      (23,869)
                                   ----------   ----------   ----------   ----------    ----------
       Loans, net................  $1,430,544   $1,311,382   $1,178,624   $1,200,810    $1,187,753
                                   ==========   ==========   ==========   ==========    ==========

     At December 31, 1999, 1998, and 1997 the consolidated Company's gross loans totaled $1.46 billion, $1.34 billion, and $1.21 billion, respectively. The increase in loans during 1999 and 1998 was primarily due to growth in the commercial and industrial, real estate construction, residential real estate and consumer loan portfolios. These increases were partially offset by a decline in the mortgage loans held-for-sale portfolio during 1999.

     Commercial and industrial loans, the largest component of the Company's loan portfolio, were $801.8 million, $750.0 million and $671.5 million at December 31, 1999, 1998 and 1997, respectively. Commercial and industrial loans represented 55.0%, 56.1% and 55.7% of the Company's loan portfolio at December 31, 1999, 1998 and 1997, respectively. The continued growth in commercial and industrial loans is a result of the Company's marketing efforts which emphasize the Bank's business banking capability.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Real estate-construction loans of the consolidated Company totaled $261.0 million, $232.0 million and $179.9 million at December 31, 1999, 1998 and 1997, respectively. Real estate-construction loans represented 17.9%, 17.4% and 14.9% of the consolidated Company's loan portfolio at December 31, 1999, 1998 and 1997, respectively. These loans consist primarily of loans to professional home builders and developers and have increased in recent years primarily because of increased home building in the Chicago metropolitan area.

     At December 31, 1999, 1998 and 1997, residential real estate-mortgages of the consolidated Company were $183.4 million, $150.9 million and $165.3 million, respectively. Residential real estate-mortgages of the consolidated Company represented 12.6%, 11.3% and 13.7% of gross loans as of December 31, 1999, 1998 and 1997, respectively. The additions to the residential real estate mortgage portfolio during 1999 consisted primarily of 3-1 and 5-1 year ARM nonconforming mortgage products. The decline in the mortgage loan portfolio in 1998 was due to normal loan amortization and prepayments due to a lower mortgage interest rate environment as well as management's asset/liability strategy to limit investment in long-term fixed-rate mortgage loans.

     Mortgage loans held-for-sale of the consolidated Company totaled $8.9 million, $42.3 million and $31.8 million at December 31, 1999, 1998 and 1997, respectively. Mortgage loans held-for-sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Forward commitments to sell mortgage loans are used to manage interest rate risk exposure. The hedging activity helps protect the Company from the risk that the market value of mortgage loans, intended to be sold, will be adversely affected by changes in interest rates. The Company's mortgage hedging policy designates a minimum coverage ratio of 75% of loans and commitments, net of fallout estimates. The Company is exposed to interest rate risk on the portion of the loans and commitments that are not hedged. The decrease in mortgage loans held-for-sale during 1999 was due to a decrease in mortgage loan production and in the total volume of mortgage loans delivered for sale in 1999 versus 1998. A rising mortgage interest rate environment in 1999 contributed to the decline in mortgage originations. The increase in mortgage loans held-for-sale during 1998 was a result of the lower mortgage interest rate environment in late 1998 which increased mortgage loans sold production over those levels experienced in 1997. The overall increase in mortgage loans held-for-sale from 1995 to 1998 reflected the increase in mortgage loan origination over the years, as well as the Bank's strategy to sell the majority of conforming mortgage loans originated rather than holding them in the Company's loan portfolio.

     Home equity lines of credit outstanding totaled $109.5 million, $106.5 million and $104.3 million as of December 31, 1999, 1998 and 1997, respectively, for the consolidated Company. Home equity lines of credit outstanding of the consolidated Company represented 7.5%, 8.0% and 8.7% of gross loans at December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, approximately 42% of the home equity lines, after giving effects to the any outstanding first mortgage loan, exceed 80% of the appraised value of the underlying real estate collateral. The Bank's general underwriting guidelines do not allow lines in excess of 100% of appraised value.

     Consumer loans of the consolidated Company were $89.8 million, $53.8 million and $50.4 million at December 31, 1999, 1998 and 1997, respectively. Consumer loans consist of home improvement loans (70%), indirect auto loans (17%), credit card loans (2%) and other personal secured and unsecured loans (11%). The increase in 1999 was primarily due to a $26.9 million increase in the home improvement loan portfolio, and a $9.7 million increase in the indirect auto loan portfolio. The increase in 1998 was primarily due to a $12.9 million increase in the home improvement loan portfolio, partially offset by the sale of $7.4 million of credit card loans. At December 31, 1999, approximately 70% of the home improvement loans exceed 80% of the appraised value of the underlying real estate collateral. The Bank's general underwriting guidelines do not

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

allow loans in excess of 100% of appraised value. Consumer loans represented 6.2%, 4.0% and 4.2% of the consolidated Company's gross loans as of December 31, 1999, 1998 and 1997, respectively.

     The following table sets forth the remaining maturities, net of unearned discount for certain commercial and consumer loans, at December 31, 1999:

                  MATURITIES AND RATE SENSITIVITY OF LOANS (1)

                                               OVER 1 YEAR
                                             THROUGH 5 YEARS              OVER 5 YEARS
                                         ------------------------   ------------------------
                                                      FLOATING OR                FLOATING OR
                              ONE YEAR                ADJUSTABLE                 ADJUSTABLE
                              OR LESS    FIXED RATE      RATE       FIXED RATE      RATE         TOTAL
                              --------   ----------   -----------   ----------   -----------   ----------
                                                            (IN THOUSANDS)
Commercial and industrial...  $393,686    $287,840     $ 53,836      $ 60,730     $  5,670     $  801,762
Real
  estate -- construction....   126,881      36,657       90,949         6,485           --        260,972
Residential real estate --
  mortgages.................     7,789      12,283        6,294        49,169      107,892        183,427
Mortgage loans
  held-for-sale.............     8,917          --           --            --           --          8,917
Home equity lines of
  credit....................       282          --        7,710            --      101,492        109,484
Consumer....................    15,602      52,944           10        21,286           --         89,842
Other loans.................     3,272          --           --            --           --          3,272
                              --------    --------     --------      --------     --------     ----------
          Total.............  $556,429    $389,724     $158,799      $137,670     $215,054     $1,457,676
                              ========    ========     ========      ========     ========     ==========

---------------

(1) Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $5.3 million as of December 31, 1999. Balances are shown net of unearned discount.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:

                              NONPERFORMING ASSETS

                                               SUCCESSOR BASIS -- TAYLOR CAPITAL   PREDECESSOR BASIS --
                                                  GROUP, INC. -- CONSOLIDATED        COLE TAYLOR BANK
                                               ---------------------------------   ---------------------
                                                         DECEMBER 31,                  DECEMBER 31,
                                               ---------------------------------   ---------------------
                                                 1999        1998        1997        1996        1995
                                               ---------   ---------   ---------   ---------   ---------
                                                                    (IN THOUSANDS)
Loans contractually past due 90 days or more
  but still accruing interest................   $ 3,717     $ 2,618     $ 2,009     $ 2,820     $ 3,737
Nonaccrual loans.............................    10,800      11,365      11,624      10,898       9,921
                                                -------     -------     -------     -------     -------
          Total nonperforming loans..........    14,517      13,983      13,633      13,718      13,658
Other real estate............................       828       3,185       1,391         865       2,928
Other repossessed assets.....................       136          83          72         254       2,488
                                                -------     -------     -------     -------     -------
          Total nonperforming assets.........   $15,481     $17,251     $15,096     $14,837     $19,074
                                                =======     =======     =======     =======     =======
Nonperforming loans to total loans...........      1.00%       1.05%       1.13%       1.12%       1.13%
Nonperforming assets to total loans plus
  repossessed property.......................      1.06        1.29        1.25        1.21        1.57
Nonperforming assets to total assets.........      0.76        0.90        0.81        0.82        1.08

Allowance for Loan Losses

     An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. Loan losses are primarily generated from the loan portfolio, but may also be derived from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and future recoveries may occur. The allowance is maintained by management at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date. Factors considered include past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective, and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the resulting amounts are reflected through the provision for loan losses in the appropriate period. The adequacy of the allowance for loan losses is monitored by the internal loan review staff and reported to management and the Board of Directors. Although management believes that the Company's allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See "Results of Operations -- Provision for Loan Losses."

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at end of period, and the ratio of the allowance to nonperforming loans:

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                GROUP, INC. -- CONSOLIDATED         PREDECESSOR BASIS -- COLE TAYLOR BANK
                                          ---------------------------------------   --------------------------------------
                                                                       FOR THE        FOR THE
                                                                      PERIOD OF      PERIOD OF
                                            FOR THE YEARS ENDED     FEB. 12, 1997   JAN. 1, 1997     FOR THE YEARS ENDED
                                                 DEC. 31,            TO DEC. 31,    TO FEB. 11,         DECEMBER 31,
                                          -----------------------   -------------   ------------   -----------------------
                                             1999         1998          1997            1997          1996         1995
                                          ----------   ----------   -------------   ------------   ----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Average total loans.....................  $1,394,158   $1,260,533    $1,211,559      $1,220,897    $1,262,081   $1,161,513
                                          ==========   ==========    ==========      ==========    ==========   ==========
Total loans at end of period............  $1,456,805   $1,335,981    $1,204,437      $1,226,072    $1,224,994   $1,211,622
                                          ==========   ==========    ==========      ==========    ==========   ==========
ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period........  $   24,599   $   25,813    $   24,607      $   24,184    $   23,869   $   22,833
                                          ----------   ----------    ----------      ----------    ----------   ----------
Charge-offs:
  Commercial and industrial.............      (4,649)      (6,157)       (2,201)            (32)       (1,751)      (3,728)
  Real estate -- construction...........          --           --            --              --            --           --
  Residential real
    estate -- mortgages.................        (122)        (289)         (178)             --          (346)        (242)
  Consumer and other....................      (1,394)      (1,141)       (1,151)           (243)       (1,732)        (931)
                                          ----------   ----------    ----------      ----------    ----------   ----------
        Total charge-offs...............      (6,165)      (7,587)       (3,530)           (275)       (3,829)      (4,901)
                                          ----------   ----------    ----------      ----------    ----------   ----------
Recoveries:
  Commercial and industrial.............       1,591          947           394             188           445        1,581
  Real estate -- construction...........          --           --            --              --            --           --
  Residential real
    estate -- mortgages.................          38           70            27               2            74           40
  Consumer and other....................         198          221           254              53           318          260
                                          ----------   ----------    ----------      ----------    ----------   ----------
        Total recoveries................       1,827        1,238           675             243           837        1,881
                                          ----------   ----------    ----------      ----------    ----------   ----------
Net charge-offs.........................      (4,338)      (6,349)       (2,855)            (32)       (2,992)      (3,020)
                                          ----------   ----------    ----------      ----------    ----------   ----------
Provision for loan losses...............       6,000        5,135         4,061             420         3,307        4,056
                                          ----------   ----------    ----------      ----------    ----------   ----------
Allowance at end of period..............  $   26,261   $   24,599    $   25,813      $   24,572    $   24,184   $   23,869
                                          ==========   ==========    ==========      ==========    ==========   ==========
Net charge-offs to average total
  loans(1)..............................        0.31%        0.50%         0.27%           0.02%         0.24%        0.26%
Allowance to total loans at end of
  period................................        1.80         1.84          2.14            2.00          1.97         1.97
Allowance to nonperforming loans........      180.90       175.92        189.34          172.13        176.29       174.76

---------------

(1) The ratio is annualized for the Successor Basis -- Taylor Capital Group, Inc. -- Consolidated for the period of February 12, 1997 to December 31, 1997, and for the Predecessor Basis -- Cole Taylor Bank for the period of January 1, 1997 to February 11, 1997.

     Net charge-offs for the year ended December 31, 1999 decreased $2.0 million over the comparable period for 1998. Net charge-offs for the year ended December 31, 1998 as compared to the period February 12, 1997 to December 31, 1997 increased $3.5 million. The higher net charge-offs incurred during 1998 versus the 1999 and 1997 reporting periods were primarily the result of the resolution of certain older chronic problem loans within the Bank's commercial loan portfolio. Net charge-offs related to these four credits totaled $5.1 million for the 1998 reporting period. The Company establishes what it believes to be an appropriate allowance level for the portfolio as a whole, including but not limited to the nonperforming component in the portfolio and the classification of certain assets as nonperforming in accordance with established regulatory and management policies. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans. The majority of the consumer loan net charge-offs for the years 1995 through 1997 related to the credit card and indirect auto loans. Credit card net charge-offs were $215,000, $451,000, $721,000, $301,000 and $35,000 in 1999, 1998, 1997, 1996, and 1995,
respectively. Indirect auto loan net charge-offs were $120,000, $22,000, $144,000, $803,000 and $584,000 in 1999, 1998, 1997, 1996, and 1995,
respectively. During 1998 the Company sold the majority of its credit card portfolio to an outside third party. The Company sold or transferred the majority of its indirect auto loans in connection with the Split-Off Transactions. During 1999 the Bank once again began to underwrite indirect auto loans.

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

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      SUCCESSOR BASIS -- TAYLOR CAPITAL
                                         GROUP, INC. -- CONSOLIDATED                     PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                 DECEMBER 31,                                        DECEMBER 31,
                         ------------------------------------------------------------   ---------------------------------------
                                1999                 1998                 1997                 1996                 1995
                         ------------------   ------------------   ------------------   ------------------   ------------------
                                     LOAN                 LOAN                 LOAN                 LOAN                 LOAN
                                   CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                   TO GROSS             TO GROSS             TO GROSS             TO GROSS             TO GROSS
                         AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)   AMOUNT    LOANS(1)
                         -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
ALLOCATED:
Commercial and
  industrial...........  $14,031     55.3%    $13,115     57.9%    $11,741     57.1%    $11,467     54.7%    $11,163     52.5%
Real estate --
  construction.........    4,567     18.0       4,060     17.9       3,147     15.3       3,373     16.0       2,127     10.0
Residential real
  estate --
  mortgages............    1,834     12.7       1,509     11.8       1,661     14.2       1,768     14.7       2,231     18.3
Consumer and other.....    2,479     14.0       1,868     12.4       1,817     13.4       2,191     14.6       2,972     19.2
UNALLOCATED............    3,350       --       4,047       --       7,447       --       5,385       --       5,376       --
                         -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
Total allowance for
  loan losses..........  $26,261    100.0%    $24,599    100.0%    $25,813    100.0%    $24,184    100.0%    $23,869    100.0%
                         =======    =====     =======    =====     =======    =====     =======    =====     =======    =====

---------------

(1) Excludes mortgage loans held-for-sale.

Nonearning Assets

     Cash on hand increased at December 31, 1999 to accommodate potential increase in customer withdrawals in connection with customers' Y2K concerns.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company recorded $38.3 million of goodwill in connection with the acquisition of the Bank and Mortgage Company on February 12, 1997. Goodwill for the consolidated Company totaled $29.0 million and $32.1 million as of December 31, 1999 and 1998, respectively. Goodwill amortization expense totaled $2.4 million for the consolidated Company's 1999 and 1998 reporting periods. Goodwill was reduced in 1999 and prior periods as a result of the recognition of state tax benefits acquired in connection with the acquisition of the Bank.
See -- "Results of Operations -- Income Taxes." On August 5, 1997, the Mortgage Company sold its operations headquartered in Florida. Because the Florida-based operations generated the majority of the Mortgage Company's earnings, the remaining goodwill of $403,000 was written off in August 1997.

     Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $23.1 million and $22.7 million for the consolidated Company as of December 31, 1999 and 1998, respectively. In late 1998 and the first two quarters of 1999, the Bank implemented significant technology enhancements within the Bank's operations center and replaced certain hardware and software applications with systems of greater functionality. Capital expenditures related to the replacement of hardware and software totaled approximately $2.8 million in 1999.

Deposits

     The Company's core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit, certain public funds and core customer repurchase agreements. (Customer repurchase agreements are reported as short-term borrowings.) Brokered and other out-of-market certificates of deposit and FHLB advances are also used by the Company to support its asset base.

     The following table sets forth the distribution of the Company's average deposit account balances and average cost of funds on each category of deposits for the periods indicated:

                                AVERAGE DEPOSITS

                                                 SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                  --------------------------------------------------------------------------------------------
                                                                                                         FOR THE PERIOD
                                                                                                      OF FEBRUARY 12, 1997
                                                FOR THE YEARS ENDED DECEMBER 31,                        TO DECEMBER 31,
                                  ------------------------------------------------------------    ----------------------------
                                              1999                            1998                            1997
                                  ----------------------------    ----------------------------    ----------------------------
                                               PERCENT                         PERCENT                         PERCENT
                                   AVERAGE        OF               AVERAGE        OF               AVERAGE        OF
                                   BALANCE     DEPOSITS   RATE     BALANCE     DEPOSITS   RATE     BALANCE     DEPOSITS   RATE
                                  ----------   --------   ----    ----------   --------   ----    ----------   --------   ----
                                                                     (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits......................  $  318,287     21.22%     --%   $  310,512     22.53%     --%   $  301,941     21.60%     --%
Interest-bearing demand
  deposits......................     371,020     24.74    3.10       347,544     25.23    3.45       329,199     23.55    3.56
Savings deposits................     105,215      7.02    1.69       111,908      8.12    2.25       116,472      8.33    2.55
Time deposits:
  Certificates of deposit, under
    $100,000....................     332,280     22.15    4.99       327,313     23.75    5.47       307,397     21.99    5.52
  Certificates of deposit, over
    $100,000....................     138,135      9.21    4.99       109,241      7.93    5.44       108,393      7.76    5.46
  Brokered certificates of
    deposit.....................     122,150      8.14    5.41        65,929      4.79    5.86        96,127      6.88    5.99
  Public funds..................     112,743      7.52    5.12       105,338      7.65    5.45       138,248      9.89    5.66
                                  ----------    ------            ----------    ------            ----------    ------
    Total time deposits.........     705,308     47.02    5.08       607,821     44.12    5.52       650,165     46.52    5.61
                                  ----------    ------            ----------    ------            ----------    ------
        Total deposits..........  $1,499,830    100.00%           $1,377,785    100.00%           $1,397,777    100.00%
                                  ==========    ======            ==========    ======            ==========    ======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Average deposits for the consolidated Company increased 8.9% during the year ended December 31, 1999 from the comparable 1998 reporting period. The increase during 1999 was primarily in brokered certificates of deposit with smaller increases in core customer deposits including core certificates of deposit and NOW accounts. The growth in brokered certificates of deposit was a result of the Company's 1999 loan growth outpacing core customer deposit growth. Management believes its core deposit pricing strategy in 1999, which successfully helped lower the overall cost of funds, negatively impacted its ability to further increase core customer deposits.

     Historically, the Bank experiences a seasonal increase in noninterest-bearing deposits at each year end, which is illustrated by comparing the December 31 balances with the year-to-date average balance sheets. That seasonal increase was more modest at December 31, 1999.

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

     Over the years, earning asset growth has continued to exceed core deposit growth, which has resulted in the use of brokered and out-of-market certificates of deposit and other borrowed funds. The Company offers certificates of deposit to out-of-market customers by providing rates to a private third party electronic system which provides certificate of deposit rates from institutions across the country to its subscribers. The balance of certificates of deposit obtained through this marketing medium was $37.5 million at December 31, 1999, as compared to $29.6 million and $32.0 million at December 31, 1998 and 1997, respectively. The Company also issues brokered certificates of deposit. The balance of brokered certificates of deposit was $162.6 million, $56.3 million, and $69.9 million at December 31, 1999, 1998 and 1997, respectively. Under FDIC regulations, only "well-capitalized" institutions may fund themselves with brokered certificates of deposit without the prior approval of regulators. The Bank is categorized as "well-capitalized." Adverse operating results at the Bank or changes in industry conditions or overall market liquidity, could lead to an inability to replace brokered deposits at maturity, which could result in higher costs to or reduced asset levels of the Bank. Municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments, are an important funding source for the Bank. Total municipal time deposits and repurchase agreements approximated $168 million and $173 million at December 31, 1999 and 1998, respectively. Most of these deposits are collateralized by investment securities in the Bank's investment portfolio.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Time deposits in denominations of $100,000 or more totaled $288.8 million at December 31, 1999, an increase of $20.5 million, or 7.6%, from December 31, 1998. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1999:

                        TIME DEPOSITS $100,000 AND OVER
                                 (IN THOUSANDS)

                                                          DECEMBER 31,
                                                              1999
                                                          ------------
3 months or less.......................................     $182,657
Over 3 months through 6 months.........................       54,657
Over 6 months through 12 months........................       42,261
Over 12 months.........................................        9,183
                                                            --------
          Total........................................     $288,758
                                                            ========

Short-Term Borrowings:

     The Company also uses short-term borrowings to support its asset base. These borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily funds obtained from financial institutions where the Bank acts as one of the selling institution's primary correspondent banks. The securities sold under agreement to repurchase are primarily executed with core Bank customers. At December 31, 1999, the consolidated Company's short-term borrowings were $147.1 million compared to $171.7 million at December 31, 1998. For the years ended December 31, 1999 and 1998 consolidated Company short-term borrowings averaged $189.3 million and $197.8 million, respectively.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table reflects categories of short-term borrowings having average balances during the period greater than 30% of stockholders' equity at the end of each period. During each reported period, federal funds purchased and securities sold under repurchase agreements were the only categories meeting this criteria.

                             SHORT-TERM BORROWINGS

                                                               SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                                  GROUP, INC. -- CONSOLIDATED
                                                       -------------------------------------------------
                                                                                       AT OR FOR THE
                                                                                         PERIOD OF
                                                                                        FEBRUARY 12,
                                                       AT OR FOR THE YEARS ENDED          1997 TO
                                                              DECEMBER 31,              DECEMBER 31,
                                                       --------------------------   --------------------
                                                          1999           1998               1997
                                                       -----------    -----------   --------------------
                                                                    (DOLLARS IN THOUSANDS)
Federal Funds Purchased:
  Balance at end of period...........................   $  8,385       $ 51,225           $ 11,450
  Weighted average interest rate at end of period....       4.50%          4.85%              6.00%
  Maximum amount outstanding(1)......................   $ 58,325       $ 60,800           $ 29,650
  Average amount outstanding.........................   $ 23,563       $ 36,900           $ 22,946
  Weighted average interest rate during period.......       4.93%          5.36%              5.48%
Securities Sold Under Repurchase Agreements:
  Balance at end of period...........................   $132,744       $115,610           $169,550
  Weighted average interest rate at end of period....       3.18%          4.23%              5.05%
  Maximum amount outstanding(1)......................   $181,932       $180,194           $203,898
  Average amount outstanding.........................   $161,745       $156,642           $165,321
  Weighted average interest rate during period.......       4.52%          4.96%              5.11%

---------------

(1) Based on amount outstanding at month end during each period.

     At December 31, 1999, the Bank had pre-approved overnight federal funds borrowing lines available from its correspondent banks totaling $120 million.

Notes Payable

     The Company's notes payable consist of Federal Home Loan Bank (FHLB) advances and Parent Company debt. Borrowings from the FHLB totaled $90 million and $105 million at December 31, 1999 and 1998, respectively. Based on the value of collateral pledged at December 31, 1999, the Bank had additional borrowing capacity at the FHLB of $34.0 million at December 31, 1999. During 1999, the Company's $30 million 10 year callable FHLB note was called by the FHLB and was renewed as a $30 million short-term FHLB advance.

     As of December 31, 1999, the consolidated Company had Parent Company debt consisting of a $24 million term loan and a $12 million revolving credit facility, of which $500,000 was then outstanding. In September 1999, the Company's loan agreement was extended, effective September 1, 1999 to September 1, 2000. There were no other changes in the terms of the agreement other than the extension. In October 1998, in exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement, including the $25 million term loan, was secured by the common stock

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

owned by the Bank. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of December 31, 1999, the Company was not aware of any instances of non-compliance.

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

     The consolidated Company's Tier 1 risk-based capital ratios were 7.77%, 7.76% and 7.95% at December 31, 1999, 1998 and 1997, respectively. The consolidated Company's total risk-based capital ratios were 9.03%, 9.02% and 9.21% at December 31, 1999, 1998 and 1997, respectively. The Bank's Tier 1 risk-based capital ratios were 9.41%, 9.42%, 9.90% at December 31, 1999, 1998 and 1997, respectively. The Bank's total risk based capital ratios were 10.68%, 10.67%, and 11.16%, at December 31, 1999, 1998 and 1997, respectively.

     During 1999, the Parent Company's and the Bank's capital ratios remained virtually unchanged. Increased profitability at the Bank provided additional capital to support the Bank's loan growth, in spite of continuing strong cash dividend needs at the Parent Company to fund legal expenses. The Bank's dividend payout ratio was 58% in 1999.

     During 1998, certain capital ratios decreased as a result of commercial loan growth at the Bank. The cash flow requirements at the Parent Company, which increased significantly as a result of the legal defense costs related to the Split-Off Transactions, also resulted in increased dividends from the Bank. The dividend payout ratio at the Bank increased to 86% in 1998 from 56% in 1997.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company's and the Bank's capital ratios were as follows for the dates indicated:

                                                                                                     TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                                FOR CAPITAL      PROMPT CORRECTIVE
                                                               ACTUAL        ADEQUACY PURPOSES    ACTION PROVISION
                                                          ----------------   -----------------   ------------------
                                                           AMOUNT    RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                                                          --------   -----   ---------   -----   ---------   ------
                                                                           (DOLLARS IN THOUSANDS)
As of December 31, 1999:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................  $141,876   9.03%   >$125,753   >8.00%         NA
    Cole Taylor Bank....................................   168,040   10.68    >125,835   >8.00     157,294   >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   122,130   7.77%     >62,876   >4.00%         NA
    Cole Taylor Bank....................................   147,940   9.41      >62,918   >4.00      94,376    >6.00%
  Leverage(1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   122,130   6.11%     >79,900   >4.00%         NA
    Cole Taylor Bank....................................   147,940   7.41      >79,819   >4.00      99,774    >5.00%
As of December 31, 1998:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................  $131,218   9.02%   >$116,405   >8.00%         NA
    Cole Taylor Bank....................................   154,943   10.67    >116,144   >8.00     145,507   >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   112,951   7.76%     >58,203   >4.00%         NA
    Cole Taylor Bank....................................   136,717   9.42      >58,072   >4.00      87,304    >6.00%
  Leverage(1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   112,951   6.17%     >73,204   >4.00%         NA
    Cole Taylor Bank....................................   136,717   7.33      >74,655   >4.00      91,506    >5.00%
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................  $122,432   9.21%   >$106,370   >8.00%         NA
    Cole Taylor Bank....................................   148,043   11.16    >106,135   >8.00     132,669   >10.00%
  Tier I Capital (to Risk Weighted Assets)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   105,698   7.95%     >53,185   >4.00%         NA
    Cole Taylor Bank....................................   131,348   9.90      >53,068   >4.00      79,601    >6.00%
  Leverage(1)
    Successor Basis -- Taylor Capital Group, Inc. --
      Consolidated......................................   105,698   5.85%     >72,318   >4.00%         NA
    Cole Taylor Bank....................................   131,348   7.26      >72,319   >4.00      90,399    >5.00%

---------------

(1) The leverage ratio is defined as Tier 1 capital divided by average quarterly assets.

     During both of the years ended December 31, 1999 and 1998, the Parent Company declared $3.4 million in preferred stock dividends and $1.7 million of common stock dividends, respectively. On December 16, 1999, the Company declared a dividend of $.09 per common share, totaling approximately $416,000, payable on January 13, 2000.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Under the terms of the Company's Employee Stock Ownership Plan (ESOP) and stock option agreements, the Company is obligated to purchase shares of Company stock from terminated employees related to "put" rights. During 1999, the Company repurchased 30,604 shares of its common stock totaling approximately $1.1 million. These shares are currently being held as treasury stock at their purchase price, as determined by the June 30, 1999 independent third party appraisal. As of December 31, 1999, the Company is obligated to purchase 18,790 shares of Company stock from terminated employees, which will be valued by an independent third party appraisal at December 31, 1999.

Liquidity

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to meet withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. The Bank actively manages its liquidity position to maintain sufficient funds to respond to the needs of depositors and borrowers, as well as to take advantage of earnings enhancement opportunities. In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes brokered and national certificate of deposit markets, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet it liquidity needs. The FHLB borrowings are collateralized by the Bank's first mortgage residential loans and FHLB stock. Based on the value of collateral pledged at December 31, 1999, the Bank had additional borrowing capacity at the FHLB of $34.0 million at December 31, 1999. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $120 million.

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

     During 1999, the asset growth of loans was funded substantially through the issuance of brokered certificates of deposits as loan growth outpaced customer deposit growth. Brokered certificates of deposits increased to $162.6 million at December 31, 1999 from $56.3 million at December 31, 1998. As a result of the increase in the volume of wholesale funding and an increase in the volatility of certain customer non-maturity deposits, the Bank's liquidity has tightened. Adverse operating results at the Bank or changes in industry conditions could lead to an inability to replace such brokered deposits at maturity, which could result in higher costs to or reduced asset levels of the Bank.

     During 1999, the Parent Company paid $1 million on its term loan and $1 million on its revolving credit facility. In addition, the Parent Company's revolving credit facility has been extended to September 1, 2000. The Company believes that its current sources of funds are adequate to meet all of the Company's financial commitments and asset growth targets for 2000 and beyond. Cash inflows from operating activities exceeded cash outflows by $56.5 million during 1999. Net cash provided by operating activities was higher in 1999 as compared to 1998 primarily due to proceeds from sales of loans originated for sale, changes in assets and liabilities, and higher net income of the consolidated Company.

     During 1998, the Bank's liquidity position remained stable. Asset growth in commercial and home equity loans was funded primarily by cash flows from maturing investment securities, prepayments of mortgage loans,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

a modest increase in core customer deposits and decreased nonearning assets. In exchange for an increase in the Parent Company's revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement was secured by the common stock owned by the Bank. Cash inflows from operating activities exceeded operating outflows by $25.1 million during 1998. Net cash provided by operating activities was higher in 1998 as compared to 1997 primarily due to required accelerated premium amortization on investment securities and increased proceeds from sales of loans originated for sale and other changes in assets and liabilities.

     Interest received net of interest paid was the principal source of operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows.

     Net cash outflows from investing activities for the consolidated Company for the years ended December 31, 1999 and 1998 were $166.5 million and $85.4 million, respectively. Net cash inflows from investing activities for the consolidated Company for the period of February 12, 1997 to December 31, 1997 were $7.0 million. The increase in net cash outflows experienced in 1999 and 1998 were primarily due to loan growth. Net cash inflows during the 1997 were attributable to the net cash of the Bank and Mortgage Company acquired in the Split-Off Transactions.

     Net cash inflows from financing activities for the consolidated Company for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 were $120.0 million, $43.1 million and $74.0 million, respectively. Net cash inflows during 1999 were primarily a result of deposit growth partially offset by the repayment of FHLB advances. Net cash inflows for 1998 were primarily a result of additional FHLB advances and deposit growth. During 1997, net cash inflows were primarily attributable to the issuance of preferred stock of $36.1 million and the Parent Company debt of $27 million in connection with the Split-Off Transactions.

     The Parent Company's primary source of funds are dividends received from the Bank. Dividends received from the Bank in 1999, 1998 and 1997 totaled $10.5 million, $14.5 million and $8.0 million, respectively. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 1999, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounts to approximately $15.9 million. The Parent Company also has a $12 million revolving credit facility, of which only $500,000 was outstanding at December 31, 1999.

     As described in Footnote 21 to the consolidated financial statements included in Part II, Item 8, and under the caption "Litigation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and its subsidiaries continue to pay defense and other legal costs related to certain significant litigation. As these costs are being paid primarily by the Parent Company, the Parent Company's cash needs have increased. The liquidity uses of the Parent Company on a standalone basis consists primarily of dividends to shareholders and expenses for general corporate purposes including legal costs. The primary source of Parent Company cash flow is dividends received from the Bank. The Company believes that the Bank currently has adequate capital to allow continued dividends, out of earnings, to support the expected liquidity demands of the Parent Company.

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

     At December 31, 1999 the Company's simulation model indicated an exposure to rising rates. At December 31, 1999 the net interest income at risk for year one in the rising rate scenario was calculated at $1.0 million, or 1.23% lower than the net interest income in the rates unchanged scenario. This exposure was well within the Bank's policy guidelines of 10%. The net interest income for year one in the declining rate scenario was essentially flat with the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay, and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may take in response to changes in interest rates. No assurance can be given that the actual net interest income would increase or decrease by the amounts computed in response to a 200 basis point parallel increase in market rates.

     On June 26, 1998, the Bank entered into an interest floor contract for a notional amount of $50 million. The floor contract provides for the receipt of payments when the three month LIBOR rate is below the predetermined interest rate floor of 6%. The floor is designated as a hedge against certain floating-rate commercial loans. During 1999 and 1998, the financial impact of the floor was to increase net interest income by approximately $161,000 and $20,000, respectively. As of December 31, 1999, the estimated fair value of the interest rate floor contract was approximately zero because 3-month LIBOR was above the strike rate of 6.0%.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

THE YEAR 2000 ISSUE

     The Company continues to be actively addressing any possible Year 2000 ("Y2K") issues. A comprehensive Y2K plan (the "Plan") was prepared and included awareness, assessment, renovation, validation/testing, implementation, and contingency planning. The Company developed an extensive Y2K communication program and continued to update customers as the Company progressed through its plan. A part of the communication plan was related to Y2K fraud prevention. The Company also formed a Y2K oversight committee which was responsible for ensuring that the Plan was executed on a timely basis.

     The Company completed the awareness, assessment, renovation, and validation phases of the Plan. The Plan called for the replacement or upgrade of non-compliant systems and validation of those replacements or upgrades during the fourth quarter of 1998 and early 1999. Non-compliant systems were upgraded or replaced during the fourth quarter of 1998 and early 1999 in accordance with the Company's Plan. The Company completed remediation, testing, and implementation of mission critical applications and all mission critical applications/systems were remediated as of June 30, 1999 in accordance with milestones set forth by the Federal Financial Institutions Examination Council (FFIEC).

     The majority of the Company's mission critical systems (specifically those that process loans, deposits, and general ledger transactions) are provided by third party processors. The primary data processing provider previously reported that it met all dates required to provide compliant systems. All core applications provided by the Company's primary data processing provider were tested for Y2K readiness and implemented into the production environment.

     The Company completed its contingency plan related to the Year 2000. This completion involved validation and refinement of the contingency plan during the fourth quarter of 1999. In conjunction with contingency planning, the Company developed a liquidity strategy for Y2K in order to meet currency demands at the Bank's branches and automated teller machines.

     The Company expensed approximately $336,000 for its Y2K compliance program during 1998 and 1999. With respect to certain technology applications, the Company elected to replace the existing applications with applications having greater functionality, rather than limit its response only to remediation of the Y2K issue. For that reason, the Company's technology expenditures have materially increased from historical levels. The Company expects little or no additional costs related to Y2K.

     The Company experienced no disruption of business activities resulting from the arrival of the Y2K. In addition, management is not aware of any third party processor used by the Company for its mission critical systems which experienced a material failure of its product or service as it related to Y2K. The Company was also subject to risks associated with Y2K noncompliance by its customers. Management is not aware of any customers which suffered losses related to a Y2K problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has from the Company.

     Although many of the critical dates related to potential Y2K items have passed, there are certain future dates which will be monitored, such as October 10, 2000 and December 31, 2000. Accordingly, the Company will continue to monitor mission critical and other systems and attempt to identify any potential problems during the course of the year.

     Regardless of the Y2K compliance of the Company's systems, there can be no assurance in the future that the Company will not be adversely affected by the failure of others to become Y2K compliant. Other risks may include potential losses related to major loan or deposit customers, vendors or other counterparties who have Y2K compliance problems. The Company has been evaluating, in accordance with the guidelines

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

outlined by the FFIEC, the potential credit and liquidity risk associated with Y2K as it relates to the Company's customer base. The Company's analysis performed to date has not identified major credit exposure within the high risk category of customers.

LITIGATION

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc.
("Reliance"). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to October 1999.

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

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recision of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action that is described below.

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. Another class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank was named as an additional defendant in the Illinois action. On August 11, 1999, an amended consolidated complaint was filed in Illinois which combined the Illinois and Texas actions. On December 9, 1999, the Judicial Panel for Multi-district Litigation consolidated in the district Court of Delaware for pretrial purposes the Illinois stockholders' suit and the adversary proceedings referred to below. A motion to certify the plaintiff class is pending.

     On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages, attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust. Motions to dismiss the lawsuit are pending.

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

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints, which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. The two adversary proceedings have been consolidated and withdrawn to the Delaware District Court. Discovery is ongoing in the adversary proceedings and a January 2001 trial date has been set. On March 2, 2000, the court granted the Estate Representative leave to file an amended complaint.

     On December 7, 1998, the Estate Representative filed a motion for a preliminary injunction which seeks to enjoin the Company and Cole Taylor Bank from paying directly or indirectly any dividends to any of their respective shareholders and from paying any of the litigation defense costs of the Taylor Family or any other co-defendants with respect to any litigation arising out of the Split-Off Transactions. On October 14, 1999, the District Court denied the motion for preliminary injunction.

     On October 4, 1999, another lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by four Reliance stockholders. Members of the Taylor Family, a related partnership, Taylor Capital Group, Inc., Cole Taylor Bank, and another officer and director of Taylor Capital Group, Inc., were named as defendants. Damages in an unspecified amount are sought. A motion to dismiss the lawsuit is pending.

     On February 23, 2000, another class action lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by a holder of 9% subordinated notes of Reliance. Members of the Taylor Family, Taylor Capital Group, Inc., Cole Taylor Bank, another officer and another director of Taylor Capital Group, Inc., in addition to individuals and entities unrelated to the Company or the Taylor Family were named as defendants. Damages of $25 million, plus interest and other relief are sought.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This Statement standardizes the accounting for derivative instruments. Under the standard, entities are required to carry all derivative instruments in the statement of financial condition at fair value. The accounting for changes in fair value (i.e., gains or losses) of the derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate the derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedged is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. In June 1999 the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." This statement delays the effective date of FASB No. Statement 133 for one year, to fiscal years beginning after June 15, 2000. The Company must adopt the Statement by

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

January 1, 2001, however early adoption is permitted. Upon adoption, the provisions of the Statement must only be applied prospectively. The Company has not yet quantified the impact of the adoption of the Statement.

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth unaudited financial data regarding the Company's operations for each of the four quarters of 1999 and 1998. This information, in the opinion of management, includes all adjustments necessary to present fairly the Company's results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                         -----------------------------------------------------------------------------
                                                  1999 QUARTER ENDED                      1998 QUARTER ENDED
                                         -------------------------------------   -------------------------------------
                                         MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                         -------   -------   -------   -------   -------   -------   -------   -------
                                                                        (IN THOUSANDS)
Interest income........................  $33,092   $35,074   $36,845  $38,213   $33,808    $34,022   $34,276   $34,039
Interest expense.......................  15,162     15,626    16,678   16,924    16,304     16,575    16,755    15,775
                                         -------   -------   -------   -------   -------   -------   -------   -------
    Net interest income................  17,930     19,448    20,167   21,289    17,504     17,447    17,521    18,264
Provision for loan losses..............   1,500      1,500     1,500    1,500       750      1,500     1,050     1,835
Investment securities gains, net.......     107         --        --        1        --         --        --        11
Non interest income....................   4,702      4,940     4,590    4,850     5,927      4,840     4,549     5,294
Non interest expense...................  17,225     17,526    17,805   19,988    16,288     18,266    17,392    18,482
                                         -------   -------   -------   -------   -------   -------   -------   -------
    Income before income taxes and
      cumulative effect of change in
      accounting principle.............   4,014      5,362     5,452    4,652     6,393      2,521     3,628     3,252
Income taxes...........................   1,632      2,137     2,213    1,991     2,512      1,143     1,445     1,253
                                         -------   -------   -------   -------   -------   -------   -------   -------
    Income before cumulative effect of
      change in accounting principle...   2,382      3,225     3,239    2,661     3,881      1,378     2,183     1,999
Cumulative effect of change in
  accounting principle.................    (214)        --        --       --        --         --        --        --
                                         -------   -------   -------   -------   -------   -------   -------   -------
Net income.............................  $2,168    $ 3,225   $ 3,239   $2,661    $3,881    $ 1,378   $ 2,183   $ 1,999
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

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taylor Capital Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (Successor) as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period from February 12, 1997 to December 31, 1997 (Successor periods). We have also audited the accompanying statements of income, stockholder's equity, and cash flows of Cole Taylor Bank (Predecessor) for the period from January 1, 1997 to February 11, 1997 (Predecessor period). These financial statements are the responsibility of the Successor's and Predecessor's managements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the aforementioned Successor's consolidated financial statements present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the Successor periods in conformity with generally accepted accounting principles. Furthermore, in our opinion, the aforementioned Predecessor's financial statements present fairly, in all material respects, the results of Cole Taylor Bank's operations and its cash flows for the Predecessor period in conformity with generally accepted accounting principles.

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

                                                                    /s/ KPMG LLP
Chicago, Illinois
February 4, 2000, except for
Note 21, which is as of
March 2, 2000

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                           ASSETS
Cash and due from banks.....................................  $   74,170   $   66,192
Interest-bearing deposits with banks........................          56           31
Federal funds sold..........................................       3,200        1,200
Investment securities:
  Available-for-sale, at fair value.........................     364,320      351,408
  Held-to-maturity, at amortized cost (fair value of $82,577 and $91,620 at December 31, 1999 and 1998,
     respectively)..........................................      83,161       89,753
Loans held for sale, net, at lower of cost or market........       8,917       42,257
Loans, net of allowance for loan losses of $26,261 and
  $24,599 at December 31, 1999 and 1998, respectively.......   1,421,627    1,269,125
Premises, leasehold improvements and equipment, net.........      23,133       22,702
Other real estate and repossessed assets, net...............         964        3,267
Goodwill, net of amortization of $7,094 and $4,683 at
  December 31, 1999 and 1998, respectively..................      28,992       32,053
Other assets................................................      35,830       32,342
                                                              ----------   ----------
          Total assets......................................  $2,044,370   $1,910,330
                                                              ==========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................  $  325,142   $  350,711
  Interest-bearing..........................................   1,282,408    1,089,026
                                                              ----------   ----------
          Total deposits....................................   1,607,550    1,439,737
Short-term borrowings.......................................     147,129      171,718
Accrued interest, taxes and other liabilities...............      27,594       22,242
Notes payable...............................................     114,500      131,500
                                                              ----------   ----------
          Total liabilities.................................   1,896,773    1,765,197
                                                              ----------   ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 3,000,000 shares
     authorized, Series A 9% noncumulative perpetual,
     1,530,000 shares issued and outstanding, $25 stated and
     redemption value.......................................      38,250       38,250
  Common stock, $.01 par value; 7,000,000 shares authorized,
     4,656,764 and 4,658,533 shares issued at December 31,
     1999 and 1998, respectively............................          47           47
  Surplus...................................................     100,281       99,990
  Unearned compensation -- stock grants.....................      (1,286)      (2,083)
  Employee stock ownership plan loan........................          --         (576)
  Retained earnings.........................................      15,451        9,434
  Accumulated other comprehensive income (loss).............      (4,047)          71
  Treasury stock, 30,604 shares, at cost....................      (1,099)          --
                                                              ----------   ----------
       Total stockholders' equity...........................     147,597      145,133
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,044,370   $1,910,330
                                                              ==========   ==========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                                 PREDECESSOR
                                                        SUCCESSOR BASIS -- TAYLOR CAPITAL       BASIS -- COLE
                                                           GROUP, INC. -- CONSOLIDATED           TAYLOR BANK
                                                      --------------------------------------   ---------------
                                                                             FOR THE PERIOD    FOR THE PERIOD
                                                      FOR THE YEARS ENDED   OF FEB. 12, 1997   OF JAN. 1, 1997
                                                         DECEMBER 31,         TO DEC. 31,        TO FEB. 11,
                                                      -------------------   ----------------   ---------------
                                                        1999       1998           1997              1997
                                                      --------   --------   ----------------   ---------------
Interest income:
  Interest and fees on loans........................  $118,209   $110,505       $ 95,356           $12,481
  Interest and dividends on investment securities:
    Taxable.........................................    20,631     21,702         23,086             2,606
    Tax-exempt......................................     3,411      3,341          2,628               431
  Interest on cash equivalents......................       973        597          1,544               124
                                                      --------   --------       --------           -------
         Total interest income......................   143,224    136,145        122,614            15,642
                                                      --------   --------       --------           -------
Interest expense:
  Deposits..........................................    49,132     48,056         45,275             5,614
  Short-term borrowings.............................     8,665      9,969          8,870             1,026
  Notes payable.....................................     6,593      7,384          6,313               436
                                                      --------   --------       --------           -------
         Total interest expense.....................    64,390     65,409         60,458             7,076
                                                      --------   --------       --------           -------
Net interest income.................................    78,834     70,736         62,156             8,566
Provision for loan losses...........................     6,000      5,135          4,061               420
                                                      --------   --------       --------           -------
         Net interest income after provision for
           loan losses..............................    72,834     65,601         58,095             8,146
                                                      --------   --------       --------           -------
Noninterest income:
  Service charges...................................     9,609      8,997          8,279             1,122
  Trust fees........................................     4,563      3,971          3,331               359
  Gain on sales of loans, net.......................     2,169      3,621          2,598               169
  Gain on sale of mortgage servicing rights.........       204      1,462             --                --
  Gain on sale of merchant credit card program......        --         --          1,230                --
  Gain on sale of credit card loans.................        --        686             --                --
  Investment securities gains, net..................       108         11            401                --
  Other noninterest income..........................     2,537      1,873          2,034               280
                                                      --------   --------       --------           -------
         Total noninterest income...................    19,190     20,621         17,873             1,930
                                                      --------   --------       --------           -------
Noninterest expense:
  Salaries and employee benefits....................    38,205     37,303         31,683             3,645
  Occupancy of premises, net........................     6,472      7,158          5,298               656
  Furniture and equipment...........................     4,291      3,413          3,262               322
  Computer processing...............................     2,411      2,234          2,004               222
  Legal fees........................................     6,226      4,364          2,227               194
  Advertising and public relations..................     1,275      1,807          1,713               157
  Goodwill and other intangible amortization........     2,411      2,448          2,253                20
  Other noninterest expense.........................    11,253     11,701         11,094             1,250
                                                      --------   --------       --------           -------
         Total noninterest expense..................    72,544     70,428         59,534             6,466
                                                      --------   --------       --------           -------
Income before income taxes and cumulative effect of
  change in accounting principle....................    19,480     15,794         16,434             3,610
Income taxes........................................     7,973      6,353          6,321             1,328
                                                      --------   --------       --------           -------
Income before cumulative effect of change in
  accounting principle..............................    11,507      9,441         10,113             2,282
Cumulative effect of change in accounting principle,
  net of tax........................................      (214)        --             --                --
                                                      --------   --------       --------           -------
         Net income.................................  $ 11,293   $  9,441       $ 10,113           $ 2,282
                                                      ========   ========       ========           =======
Preferred dividend requirements.....................    (3,442)    (3,442)        (3,052)                0
                                                      --------   --------       --------           -------
Net income applicable to common stockholders........  $  7,851   $  5,999       $  7,061           $ 2,282
                                                      ========   ========       ========           =======

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                SUCCESSOR BASIS
 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD OF FEBRUARY 12,
                                      1997
                              TO DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   SERIES A 9%                                          EMPLOYEE
                                                  NONCUMULATIVE                                           STOCK
                                                    PERPETUAL                            UNEARNED       OWNERSHIP
                                                    PREFERRED     COMMON              COMPENSATION --     PLAN      RETAINED
                                                      STOCK       STOCK    SURPLUS     STOCK GRANTS       LOAN      EARNINGS
                                                  -------------   ------   --------   ---------------   ---------   --------
February 12, 1997 initial capitalization.........    $    --       $45     $ 98,288       $    --        $    --    $    --
 Issuance of preferred stock.....................     38,250                 (2,144)
 Amortization of preferred stock issuance
   costs.........................................                               138                                    (138)
 Issuance of stock grants........................                    1        3,089        (3,090)
 Amortization of stock grants....................                                             434
 Comprehensive income:
   Net income....................................                                                                    10,113
   Unrealized holding gain on investment
     securities, net of income taxes.............
 Total comprehensive income......................
 Dividends:
   Preferred -- $1.994 per share.................                                                                    (3,052)
   Common -- $0.36 per share.....................                                                                    (1,645)
                                                     -------       ---     --------       -------        -------    -------
Balance at December 31, 1997.....................     38,250        46       99,371        (2,656)            --      5,278
 Amortization of preferred stock issuance
   costs.........................................                               167                                    (167)
 Issuance of stock grants........................                    1          452          (452)
 Amortization of stock grants....................                                           1,025
 Issuance of employee stock ownership plan
   loan..........................................                                                           (576)
 Comprehensive income:
   Net income....................................                                                                     9,441
   Unrealized holding (loss) on investment
     securities, net of income taxes.............
 Total comprehensive income......................
 Dividends:
   Preferred -- $2.25 per share..................                                                                    (3,442)
   Common -- $0.36 per share.....................                                                                    (1,676)
                                                     -------       ---     --------       -------        -------    -------
Balance at December 31, 1998.....................     38,250        47       99,990        (2,083)          (576)     9,434
 Amortization of preferred stock issuance
   costs.........................................                               166                                    (166)
 Issuance of stock grants........................                               451          (451)
 Forfeiture of stock grants......................                              (550)          323
 Amortization of stock grants....................                                             925
 Exercise of stock options.......................                               100
 Repayment of employee stock ownership plan loan,
   including interest and dividends received.....                               117                          576          6
 Tax benefit on stock options exercised..........                                 7
 Purchase of treasury stock......................
 Comprehensive income:
   Net income....................................                                                                    11,293
   Unrealized holding (loss) on investment
     securities, net of income taxes.............
 Total comprehensive income......................
 Dividends:
   Preferred -- $2.25 per share..................                                                                    (3,442)
   Common -- $0.36 per share.....................                                                                    (1,674)
                                                     -------       ---     --------       -------        -------    -------
Balance at December 31, 1999.....................    $38,250       $47     $100,281       $(1,286)       $    --    $15,451
                                                     =======       ===     ========       =======        =======    =======


                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE   TREASURY
                                                   INCOME (LOSS)    STOCK      TOTAL
                                                   -------------   --------   --------
February 12, 1997 initial capitalization.........     $    --      $    --    $ 98,333
 Issuance of preferred stock.....................                               36,106
 Amortization of preferred stock issuance
   costs.........................................                                   --
 Issuance of stock grants........................                                   --
 Amortization of stock grants....................                                  434
 Comprehensive income:
   Net income....................................                               10,113
   Unrealized holding gain on investment
     securities, net of income taxes.............         781                      781
                                                                              --------
 Total comprehensive income......................                               10,894
                                                                              --------
 Dividends:
   Preferred -- $1.994 per share.................                               (3,052)
   Common -- $0.36 per share.....................                               (1,645)
                                                      -------      -------    --------
Balance at December 31, 1997.....................         781           --     141,070
 Amortization of preferred stock issuance
   costs.........................................                                   --
 Issuance of stock grants........................                                    1
 Amortization of stock grants....................                                1,025
 Issuance of employee stock ownership plan
   loan..........................................                                 (576)
 Comprehensive income:
   Net income....................................                                9,441
   Unrealized holding (loss) on investment
     securities, net of income taxes.............        (710)                    (710)
                                                                              --------
 Total comprehensive income......................                                8,731
                                                                              --------
 Dividends:
   Preferred -- $2.25 per share..................                               (3,442)
   Common -- $0.36 per share.....................                               (1,676)
                                                      -------      -------    --------
Balance at December 31, 1998.....................          71           --     145,133
 Amortization of preferred stock issuance
   costs.........................................                                   --
 Issuance of stock grants........................                                   --
 Forfeiture of stock grants......................                                 (227)
 Amortization of stock grants....................                                  925
 Exercise of stock options.......................                                  100
 Repayment of employee stock ownership plan loan,
   including interest and dividends received.....                                  699
 Tax benefit on stock options exercised..........                                    7
 Purchase of treasury stock......................                   (1,099)     (1,099)
 Comprehensive income:
   Net income....................................                               11,293
   Unrealized holding (loss) on investment
     securities, net of income taxes.............      (4,118)                  (4,118)
                                                                              --------
 Total comprehensive income......................                                7,175
                                                                              --------
 Dividends:
   Preferred -- $2.25 per share..................                               (3,442)
   Common -- $0.36 per share.....................                               (1,674)
                                                      -------      -------    --------
Balance at December 31, 1999.....................     $(4,047)     $(1,099)   $147,597
                                                      =======      =======    ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     PREDECESSOR BASIS -- COLE TAYLOR BANK
             FOR THE PERIOD OF JANUARY 1, 1997 TO FEBRUARY 11, 1997
                                 (IN THOUSANDS)

                                                                          ACCUMULATED
                                                                             OTHER
                                          COMMON              RETAINED   COMPREHENSIVE
                                           STOCK    SURPLUS   EARNINGS      INCOME        TOTAL
                                          -------   -------   --------   -------------   --------
Balance at January 1, 1997..............  $15,000   $52,028   $76,586       $(1,979)     $141,635
  Comprehensive income:
     Net income.........................                        2,282                       2,282
     Change in unrealized holding loss
       on investment securities, net of
       income taxes.....................                                     (1,140)       (1,140)
                                                                                         --------
  Total comprehensive income............                                                    1,142
                                          -------   -------   -------       -------      --------
Balance at February 11, 1997............  $15,000   $52,028   $78,868       $(3,119)     $142,777
                                          =======   =======   =======       =======      ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                SUCCESSOR BASIS -- TAYLOR CAPITAL      BASIS -- COLE
                                                                   GROUP, INC. -- CONSOLIDATED          TAYLOR BANK
                                                              --------------------------------------   --------------
                                                                                      FOR THE PERIOD   FOR THE PERIOD
                                                                                       OF FEB. 12,       OF JAN. 1,
                                                               FOR THE YEARS ENDED       1997 TO          1997 TO
                                                                  DECEMBER 31,           DEC. 31,         FEB. 11,
                                                              ---------------------   --------------   --------------
                                                                1999        1998           1997             1997
                                                              ---------   ---------   --------------   --------------
Cash flows from operating activities:
  Net income................................................  $  11,293   $   9,441     $   10,113        $  2,282
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Investment securities gains, net........................       (108)        (11)          (401)             --
    Amortization of premiums and discounts, net.............      1,674       4,893            787               6
    Deferred loan fee amortization..........................     (1,971)     (1,973)        (1,594)           (411)
    Provision for loan losses...............................      6,000       5,135          4,061             420
    Gain on sales of loans originated for sale..............     (1,303)     (6,314)        (3,663)           (137)
    Loans originated and held for sale......................   (163,215)   (297,913)      (218,778)        (12,852)
    Proceeds from sales of loans originated for sale........    191,919     300,052        212,425          23,724
    Depreciation and amortization...........................      4,086       4,033          3,578             238
    Amortization of intangible assets.......................      2,411       2,448          2,253              20
    Charge in lieu of taxes resulting from recognition of
      acquired tax benefits.................................        116       1,323            634              --
    Deferred income taxes...................................     (1,542)     (1,591)          (589)           (325)
    (Gain) loss on sales of other real estate...............       (147)        (50)             4              93
    Provision for other real estate.........................         40         111            252              --
    Other, net..............................................      1,599         508          1,190              65
    Changes in assets and liabilities:
      Accrued interest receivable...........................       (342)        736         (2,628)          2,534
      Other assets..........................................        590       1,930         (4,911)          4,582
      Accrued interest, taxes and other liabilities.........      5,362       2,366            839             761
                                                              ---------   ---------     ----------        --------
        Net cash provided by operating activities...........     56,462      25,124          3,572          21,000
                                                              ---------   ---------     ----------        --------
Cash flows from investing activities:
  Purchases of available-for-sale securities................   (242,742)   (120,672)      (184,670)        (43,533)
  Purchases of held-to-maturity securities..................     (3,453)    (47,638)       (14,233)             --
  Proceeds from principal payments and maturities of
    available-for-sale securities...........................    152,218     150,937        104,498           2,000
  Proceeds from principal payments and maturities of
    held-to-maturity securities.............................      9,644      40,642          5,758           1,209
  Proceeds from sales of available-for-sale securities......     70,111      12,011         52,821              --
  Proceeds from sales of held-to-maturity securities........         --          --            333              --
  Net cash of Bank and Mortgage Company acquired in
    Split-Off Transactions..................................         --          --         62,503              --
  Proceeds from sale of new indirect auto loans.............         --          --             --          66,570
  Net increase in loans.....................................   (151,160)   (135,682)        (6,339)        (11,687)
  Proceeds from sale of CT Mortgage assets..................         --          --          8,703              --
  Net additions to premises, leasehold improvements and
    equipment...............................................     (4,555)     (4,195)        (4,000)            (87)
  Acquisition of land trust customer base...................         --        (145)            --              --
  Disposition (acquisition) of reverse exchange assets......         --      18,757        (18,757)             --
  Loan issuance to Employee Stock Ownership Plan............         --        (576)            --              --
  Repayment of loan issued to Employee Stock Ownership
    Plan....................................................        576          --             --              --
  Proceeds from sales of other real estate..................      2,893       1,174            408              36
                                                              ---------   ---------     ----------        --------
        Net cash provided by (used in) investing
          activities........................................   (166,468)    (85,387)         7,025          14,508
                                                              ---------   ---------     ----------        --------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................    167,813      61,780         27,151         (56,094)
  Net (decrease) increase in short-term borrowings..........    (24,589)    (14,335)       (56,576)         80,447
  Net (decrease) increase in nonrecourse borrowings.........         --     (18,757)        18,757              --
  Repayments of notes payable...............................    (82,500)   (112,400)       (40,600)        (25,201)
  Proceeds from notes payable...............................     65,500     131,900         92,600              --
  Net proceeds from issuance of preferred stock.............         --          --         36,106              --
  Purchase of treasury stock................................     (1,099)         --             --              --
  Dividends paid............................................     (5,116)     (5,118)        (3,419)             --
                                                              ---------   ---------     ----------        --------
        Net cash provided by (used in) financing
          activities........................................    120,009      43,070         74,019            (848)
                                                              ---------   ---------     ----------        --------

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                SUCCESSOR BASIS -- TAYLOR CAPITAL      BASIS -- COLE
                                                                   GROUP, INC. -- CONSOLIDATED          TAYLOR BANK
                                                              --------------------------------------   --------------
                                                                                      FOR THE PERIOD   FOR THE PERIOD
                                                                                       OF FEB. 12,       OF JAN. 1,
                                                               FOR THE YEARS ENDED       1997 TO          1997 TO
                                                                  DECEMBER 31,           DEC. 31,         FEB. 11,
                                                              ---------------------   --------------   --------------
                                                                1999        1998           1997             1997
                                                              ---------   ---------   --------------   --------------
Net increase (decrease) in cash and cash equivalents........     10,003     (17,193)        84,616          34,660
Cash and cash equivalents, beginning of period..............     67,423      84,616             --          87,260
                                                              ---------   ---------     ----------        --------
Cash and cash equivalents, end of period....................  $  77,426   $  67,423     $   84,616        $121,920
                                                              =========   =========     ==========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  60,245   $  65,903     $   60,188        $  7,303
    Income taxes............................................      7,247       7,031          7,171             997
Supplemental disclosures of noncash investing and financing
  activities:
  Unrealized holding gain (loss) on investment securities,
    net of income taxes.....................................     (4,118)       (710)           781          (1,140)
  Mortgage servicing rights originated......................        256         898            622             127
  Loans transferred to other real estate....................        824       3,039          1,188             138
  Tax benefit associated with exercise of common stock
    options.................................................          7          --             --              --
  Fair value of Bank and Mortgage Company assets acquired...  $      --   $      --     $1,775,581        $     --
  Fair value of CTFG stock exchanged........................         --          --         98,333              --
                                                              ---------   ---------     ----------        --------
  Bank and Mortgage Company liabilities assumed.............  $      --   $      --     $1,677,248        $     --
                                                              =========   =========     ==========        ========

                See accompanying notes to financial statements.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     The successor basis Taylor Capital Group, Inc. consolidated financial statements for the years ended December 31, 1999 and 1998 and for the period of February 12, 1997 to December 31, 1997 include the accounts of Taylor Capital Group, Inc. (the "Parent Company") and its wholly owned subsidiaries (collectively, with the Parent Company, the "Company"), Cole Taylor Bank (the "Bank"), and CT Mortgage Company, Inc. (the "Mortgage Company"). Taylor Capital Group, Inc. is a bank holding company which was formed by certain members of the Bank's management and related investors to consummate the acquisition of the Bank and Mortgage Company. Taylor Capital Group, Inc. acquired the Bank and the Mortgage Company on February 12, 1997 in Split-Off Transactions (as defined below), which were accounted for by the purchase method of accounting. Prior to February 12, 1997, the Bank and Mortgage Company were wholly-owned subsidiaries of Cole Taylor Financial Group, Inc. ("CTFG"), now known as Reliance Acceptance Group, Inc.

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

     The predecessor basis Cole Taylor Bank financial statements report the financial position and results of operations of Cole Taylor Bank on its historical accounting basis. As a result of the Split-Off Transactions, the consolidated financial information of the Company for the years ended December 31, 1999 and 1998 and for the period from February 12, 1997 through December 31, 1997 is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

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

  CONSOLIDATION:

          The successor basis Taylor Capital Group, Inc. consolidated financial statements include the accounts of Taylor Capital Group, Inc. and its wholly-owned subsidiaries, Cole Taylor Bank, and CT Mortgage Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) INVESTMENT SECURITIES:

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

          The allowance is maintained by management at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date. Factors considered include past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income in the periods in which they become known.

          A portion of the total allowance for loan losses is related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Certain homogenous loans, including residential mortgage and consumer loans, are

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) collectively evaluated for impairment and, therefore, excluded from impaired loans. Commercial loans exceeding size thresholds established by management are individually evaluated for impairment. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral.

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

  PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

          Premises, leasehold improvements, and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to operating expense using the straight-line method for financial reporting purposes over a three to twenty-five year period, representing the estimated useful lives of the assets. Leasehold improvements are amortized over a one to thirty year period, which represents the shorter of the lease term or the estimated useful life of the improvement.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED)
  GOODWILL:

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

  INTEREST RATE CONTRACTS:

          The Company uses various interest rate contracts (floors and swaps) to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. The Company's asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The cost of interest rate floor agreements is amortized as a reduction to interest income on loans over the life of the agreements. The fair value of the floor and swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Gains or losses on termination of an agreement prior to maturity would be deferred and amortized as an adjustment to interest income or expense of the hedged assets or liability over the remaining term of the original contract life of the terminated agreement.

          In connection with the application of the purchase method of accounting for the Split-Off Transactions, an interest rate swap was recorded at its fair value ($400,000 discount) at February 12,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES: -- (CONTINUED) 1997. The net interest income (expense) from the swap, which is a designated hedge against certain floating rate commercial loans, was accrued and included in loan interest income. The purchase accounting adjustment was accreted on a straight line basis over the remaining term of the swap, which matured December 6, 1998.

  COMPREHENSIVE INCOME:

          Comprehensive income includes net income and unrealized gains and losses on available-for-sale securities. The statement of comprehensive income is included within the consolidated statements of changes in stockholders' equity -- successor basis and the statements of changes in stockholder's equity -- predecessor basis.

  SEGMENT REPORTING:

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

3.  ACQUISITION OF COLE TAYLOR BANK AND CT MORTGAGE COMPANY, INC.:

     The Company acquired the Bank and Mortgage Company in the Split-Off Transactions which were consummated on February 12, 1997. The Bank is a $2.0 billion asset commercial bank. The Mortgage Company operated from early 1996 through mid-1997 and competed in the subprime residential mortgage market. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of the Bank and Mortgage Company are included in the Company's consolidated financial statements from February 12, 1997.

     The Company's cost of the acquired Bank consisted of three components: (1) $17.2 million, which represented the proportionate interest in the Bank's book value based on the split-off stockholder group's proportionate ownership prior to the Split-Off Transactions, (2) $81.1 million, which represented the proportionate fair value of the common stock of CTFG exchanged by the split-off stockholder group, and (3) $2.3 million, which represented direct acquisition costs for accountants, attorneys, financial advisors and other professionals to consummate the transaction.

     The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16). Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill, representing the excess cost over net assets acquired

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACQUISITION OF COLE TAYLOR BANK AND CT MORTGAGE COMPANY,
INC.: -- (CONTINUED)
of the Bank, was $37.8 million and is reflected as goodwill in the consolidated financial statements. The goodwill is being amortized over 15 years using the straight-line method.

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

4.  CASH AND DUE FROM BANKS:

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The average reserve balance for the years ended December 31, 1999 and 1998 was approximately $10.5 million and $11.8 million, respectively.

5.  INVESTMENT SECURITIES:

     The amortized cost and estimated fair value of investment securities at December 31, 1999 and 1998 are as follows:

                                               SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                                                     DECEMBER 31, 1999
                                               --------------------------------------------------------------
                                                                  GROSS            GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST            GAINS            LOSSES         FAIR VALUE
                                               -----------     ------------     ------------     ------------
                                                                       (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities...................    $ 55,182         $    7           $  (305)        $ 54,884
  U.S. government agency securities..........     111,491             --            (1,167)         110,324
  Collateralized mortgage obligations........     109,344             --            (2,416)         106,928
  Mortgage-backed securities.................      94,529            734            (3,079)          92,184
                                                 --------         ------           -------         --------
       Total available-for-sale..............     370,546            741            (6,967)         364,320
                                                 --------         ------           -------         --------
Held-to-maturity:
  State and municipal obligations............      68,242            932            (1,505)          67,669
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities..................      14,069             --                --           14,069
  Other debt securities......................         850              4               (15)             839
                                                 --------         ------           -------         --------
       Total held-to-maturity................      83,161            936            (1,520)          82,577
                                                 --------         ------           -------         --------
          Total..............................    $453,707         $1,677           $(8,487)        $446,897
                                                 ========         ======           =======         ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENT SECURITIES: -- (CONTINUED)

                                               SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                                                     DECEMBER 31, 1998
                                               --------------------------------------------------------------
                                                                  GROSS            GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                  COST            GAINS            LOSSES         FAIR VALUE
                                               -----------     ------------     ------------     ------------
                                                                       (IN THOUSANDS)
Available-for-sale:
  U.S. Treasury securities...................    $110,019         $  859           $    --         $110,878
  U.S. government agency securities..........      51,287            125               (86)          51,326
  Collateralized mortgage obligations........      91,696             52            (2,054)          89,694
  Mortgage-backed securities.................      98,296          1,466              (252)          99,510
                                                 --------         ------           -------         --------
       Total available-for-sale..............     351,298          2,502            (2,392)         351,408
                                                 --------         ------           -------         --------
Held-to-maturity:
  State and municipal obligations............      74,609          2,752              (947)          76,414
  Federal Reserve Bank and Federal Home Loan
     Bank equity securities..................      14,319             --                --           14,319
  Other debt securities......................         825             62                --              887
                                                 --------         ------           -------         --------
       Total held-to-maturity................      89,753          2,814              (947)          91,620
                                                 --------         ------           -------         --------
          Total..............................    $441,051         $5,316           $(3,339)        $443,028
                                                 ========         ======           =======         ========

     The amortized cost and estimated fair value of debt securities at December 31, 1999, categorized by the earlier of call or contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Available-for-sale:
  Due in one year or less...................................  $ 22,423     $ 22,289
  Due after one year through five years.....................   144,250      142,919
  Collateralized mortgage obligations.......................   109,344      106,928
  Mortgage-backed obligations...............................    94,529       92,184
                                                              --------     --------
          Totals............................................  $370,546     $364,320
                                                              ========     ========
Held-to-maturity:
  Due in one year or less...................................  $  6,493     $  6,295
  Due after one year through five years.....................    36,555       36,825
  Due after five years through ten years....................    16,578       16,405
  Due after ten years.......................................     9,466        8,983
                                                              --------     --------
          Totals............................................  $ 69,092     $ 68,508
                                                              ========     ========

     Gross gains of $108,000, $11,000 and $405,000 were realized on the sales of investment securities available-for-sale in 1999, 1998 and 1997, respectively. There were no losses realized on the sales of investment securities available-for-sale in 1999 and 1998. Gross losses of $4,000 were realized in 1997.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVESTMENT SECURITIES: -- (CONTINUED)
     During 1997, a held-to-maturity investment security with an amortized cost of $320,000 was sold resulting in a gain of $13,000. The investment security was sold due to a down grading of its credit quality.

     Included in the collateralized mortgage obligations are certain sequential paying obligations that were purchased at a significant premium. During 1998, prepayment activity, in excess of that originally expected, resulted in impairment charges of $667,000 and additional premium amortization of $1.4 million to reduce the yield of the securities to reflect actual payments received to date and expected future prepayments. During 1999, actual and anticipated prepayment activity slowed resulting in reduced premium amortization. At December 31, 1999 and 1998 these securities totaled $26.5 million and $56.0 million with $999,000 and $3.0 million of premium remaining, respectively. These securities are backed by pools of single-family mortgage loans and guaranteed, as to principal and interest, by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

     Investment securities with an approximate book value of $286 million and $253 million at December 31, 1999 and 1998, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

6.  LOANS:

     Loans classified by type at December 31, 1999 and 1998 are as follows:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial and industrial...................................  $  801,762    $  749,984
Real estate -- construction.................................     260,972       232,018
Residential real estate -- mortgages........................     183,427       150,930
Home equity lines of credit.................................     109,484       106,521
Consumer....................................................      89,842        53,751
Other loans.................................................       3,272         1,806
                                                              ----------    ----------
     Gross loans............................................   1,448,759     1,295,010
Less: Unearned discount.....................................        (871)       (1,286)
                                                              ----------    ----------
     Total loans............................................   1,447,888     1,293,724
Less: Allowance for loan losses.............................     (26,261)      (24,599)
                                                              ----------    ----------
          Loans, net........................................  $1,421,627    $1,269,125
                                                              ==========    ==========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOANS: -- (CONTINUED)
     Information about the Company's loans on a nonaccrual basis for the periods indicated is as follows:

                                               SUCCESSOR BASIS -- TAYLOR CAPITAL      PREDECESSOR BASIS --
                                                  GROUP, INC. -- CONSOLIDATED           COLE TAYLOR BANK
                                             --------------------------------------   --------------------
                                                                       AT AND FOR
                                                                     THE PERIOD OF       AT AND FOR THE
                                             AT AND FOR THE YEARS    FEB. 12, 1997     PERIOD OF JAN. 1,
                                              ENDED DECEMBER 31,      TO DEC. 31,       1997 TO FEB. 11,
                                             ---------------------   --------------   --------------------
                                               1999        1998           1997                1997
                                             ---------   ---------   --------------   --------------------
Recorded balance of nonaccrual loans, at
  end of period:...........................   $10,800     $11,365       $11,624             $11,162
  Interest included in income..............       591         287            73                  12
  Interest which would have been recognized
     under the original terms of the
     loans.................................     1,642       1,313           967                 197

     Information about the Company's impaired loans for the periods indicated is as follows:

                                             SUCCESSOR BASIS -- TAYLOR CAPITAL      PREDECESSOR BASIS --
                                                GROUP, INC. -- CONSOLIDATED           COLE TAYLOR BANK
                                           --------------------------------------   --------------------
                                                                     AT AND FOR
                                                                   THE PERIOD OF       AT AND FOR THE
                                           AT AND FOR THE YEARS    FEB. 12, 1997     PERIOD OF JAN. 1,
                                            ENDED DECEMBER 31,      TO DEC. 31,       1997 TO FEB. 11,
                                           --------------------    --------------   --------------------
                                             1999        1998           1997                1997
                                           --------    --------    --------------   --------------------
Recorded balance of impaired loans, at
  end of period:
  With related allowance for loan loss...  $10,506     $ 7,725        $ 5,901             $ 3,557
  With no related allowance for loan
     loss................................    2,644       5,755          8,011               7,708
                                           -------     -------        -------             -------
          Total..........................  $13,150     $13,480        $13,912             $11,265
                                           =======     =======        =======             =======
Average balance of impaired loans for the
  period.................................  $13,447     $13,696        $11,258             $11,304
                                           =======     =======        =======             =======
Allowance for loan loss related to
  impaired loans.........................  $ 4,203     $ 2,752        $ 2,582             $ 1,711
                                           =======     =======        =======             =======
Interest income recognized on impaired
  loans..................................  $   873     $   190        $   217             $    --

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOANS: -- (CONTINUED)
     Activity in the allowance for loan losses for the periods indicated consisted of the following:

                                              SUCCESSOR BASIS -- TAYLOR CAPITAL      PREDECESSOR BASIS --
                                                 GROUP, INC. -- CONSOLIDATED           COLE TAYLOR BANK
                                            --------------------------------------   --------------------
                                                                   FOR THE PERIOD       FOR THE PERIOD
                                            FOR THE YEARS ENDED     OF FEB. 12,          OF JAN. 11,
                                               DECEMBER 31,       1997 TO DEC. 31,     1997 TO FEB. 11,
                                            -------------------   ----------------   --------------------
                                              1999       1998           1997                 1997
                                            --------   --------   ----------------   --------------------
                                                                   (IN THOUSANDS)
Balance at beginning of period............  $24,599    $25,813        $24,607              $24,184
Provision for loan losses.................    6,000      5,135          4,061                  420
Loans charged-off.........................   (6,165)    (7,587)        (3,530)                (275)
Recoveries on loans previously
  charged-off.............................    1,827      1,238            675                  243
                                            -------    -------        -------              -------
Net charge-offs...........................   (4,338)    (6,349)        (2,855)                 (32)
                                            -------    -------        -------              -------
Balance at end of period..................  $26,261    $24,599        $25,813              $24,572
                                            =======    =======        =======              =======

     The Company has extended loans to directors and executive officers of the Bank, the Parent and their related interests. The aggregate loans outstanding to the directors and executive officers of the Company and their related interests, which individually exceeded $60,000, totaled $23.0 million and $22.5 million at December 31, 1999 and 1998, respectively. During 1999 and 1998, new loans totaled $12.6 million and $9.8 million, respectively and repayments totaled $12.1 million and $6.2 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility.

7.  PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

     Premises, leasehold improvements and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                 1999           1998
                                                              ----------      ---------
                                                                   (IN THOUSANDS)
Land and improvements.......................................   $  3,403        $ 3,332
Buildings and improvements..................................      9,017          8,438
Leasehold improvements......................................      5,776          5,095
Furniture, fixtures and equipment...........................     15,322         12,421
                                                               --------        -------
          Total cost........................................     33,518         29,286
Less accumulated depreciation and amortization..............    (10,385)        (6,584)
                                                               --------        -------
          Net book value....................................   $ 23,133        $22,702
                                                               ========        =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  OTHER REAL ESTATE AND REPOSSESSED ASSETS:

     Activity in the allowance for other real estate and repossessed assets for the periods indicated are as follows:

                                               SUCCESSOR BASIS -- TAYLOR CAPITAL    PREDECESSOR BASIS --
                                                  GROUP, INC. -- CONSOLIDATED         COLE TAYLOR BANK
                                               ----------------------------------   --------------------
                                                                      FOR THE             FOR THE
                                                    FOR THE          PERIOD OF           PERIOD OF
                                                  YEARS ENDED      FEB. 12, 1997        JAN. 1, 1997
                                                 DECEMBER 31,       TO DEC. 31,         TO FEB. 11,
                                               -----------------   --------------   --------------------
                                                1999       1998         1997                1997
                                               ------     ------   --------------   --------------------
                                                                    (IN THOUSANDS)
Balance at beginning of period...............  $ 253      $ 286         $ 99                $104
Provision for other real estate..............     40        111          252                  --
Charge-offs..................................   (264)      (144)         (65)                 (5)
                                               -----      -----         ----                ----
Balance at end of period.....................  $  29      $ 253         $286                $ 99
                                               =====      =====         ====                ====

9.  MORTGAGE SERVICING RIGHTS:

     At December 31, 1999 and 1998 mortgage loans serviced for others totaled $9 million and $69 million, respectively. A summary of the activity related to mortgage servicing rights is as follows:

                                              SUCCESSOR BASIS -- TAYLOR CAPITAL    PREDECESSOR BASIS --
                                                 GROUP, INC. -- CONSOLIDATED         COLE TAYLOR BANK
                                              ----------------------------------   --------------------
                                                                    FOR THE              FOR THE
                                                  FOR THE          PERIOD OF            PERIOD OF
                                                YEARS ENDED      FEB. 12, 1997         JAN. 1, 1997
                                               DECEMBER 31,       TO DEC. 31,          TO FEB. 11,
                                              ---------------   ----------------   --------------------
                                              1999     1998           1997                 1997
                                              -----   -------   ----------------   --------------------
                                                                   (IN THOUSANDS)
Book value, at beginning of period..........  $ 913   $ 2,471        $2,414               $2,344
Originated mortgage servicing rights
  capitalized...............................    256       898           622                  127
Originated mortgage servicing rights sold...   (965)   (2,370)           --                   --
Amortization of mortgage servicing rights...    (94)      (86)         (565)                 (57)
                                              -----   -------        ------               ------
Book value, at end of period................  $ 110   $   913        $2,471               $2,414
                                              =====   =======        ======               ======
Impairment valuation allowance, at beginning
  of period.................................  $ 329   $   119        $   66               $   66
Valuation allowance on mortgage servicing
  rights sold...............................   (282)     (119)           --                   --
Valuation allowance adjustments charged to
  operations................................    (47)      329            53                   --
                                              -----   -------        ------               ------
Impairment valuation allowance, at end of
  period....................................  $   0   $   329        $  119               $   66
                                              =====   =======        ======               ======
Carrying value, at end of period............  $ 110   $   584        $2,352               $2,348
                                              =====   =======        ======               ======
Fair value, at end of period................  $ 110   $   584        $2,451               $2,350
                                              =====   =======        ======               ======

     On June 15, 1999, the Bank sold approximately $74 million of mortgage loans serviced for others. The mortgage servicing rights were obtained through loan origination by the Bank where the loan was subsequently

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. MORTGAGE SERVICING RIGHTS: -- (CONTINUED) sold. The sale resulted in a gain of $204,000. On January 30, 1998, the Bank sold approximately $274 million of mortgage loans serviced for others resulting in a gain of $1,462,000.

10.  INTEREST-BEARING DEPOSITS:

     Interest-bearing deposits at December 31, 1999 and 1998 are summarized as follows:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
NOW accounts................................................  $  168,248    $  120,900
Savings accounts............................................      99,166       107,274
Money market deposits.......................................     282,869       234,197
Certificates of deposit, less than $100,000.................     280,578       302,348
Certificates of deposit, $100,000 or more...................     186,396       146,425
Public time deposits........................................     102,568       121,614
Brokered certificates of deposit............................     162,583        56,268
                                                              ----------    ----------
          Total.............................................  $1,282,408    $1,089,026
                                                              ==========    ==========

     Interest expense on certificates of deposit, $100,000 or more, was $6.9 million, $5.9 million, $5.3 million and $566,400 for the years ended December 31, 1999, 1998, the period of February 12, 1997 to December 31, 1997 and the period of January 1, 1997 to February 11, 1997, respectively.

     At December 31, 1999 the scheduled maturities of certificates of deposit, public time deposits and brokered certificates of deposit are as follows:

YEAR                                                               AMOUNT
----                                                           --------------
                                                               (IN THOUSANDS)
2000........................................................      $676,091
2001........................................................        48,731
2002........................................................         4,709
2003........................................................         1,944
2004........................................................           408
and thereafter..............................................           242
                                                                  --------
          Total.............................................      $732,125
                                                                  ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11.  SHORT-TERM BORROWINGS:

     Short-term borrowings at December 31, 1999 and 1998 are summarized as follows:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Securities sold under agreements to repurchase..............   $132,744      $115,610
Federal funds purchased.....................................      8,385        51,225
U.S. Treasury tax and loan note option......................      6,000         4,883
                                                               --------      --------
          Total.............................................   $147,129      $171,718
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

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                         PREDECESSOR
                                               SUCCESSOR BASIS -- TAYLOR CAPITAL        BASIS -- COLE
                                                  GROUP, INC. -- CONSOLIDATED            TAYLOR BANK
                                            ---------------------------------------   -----------------
                                                                  FOR THE PERIOD OF   FOR THE PERIOD OF
                                            FOR THE YEARS ENDED     FEB. 12, 1997       JAN. 1, 1997
                                               DECEMBER 31,          TO DEC. 31,         TO FEB. 11,
                                            -------------------   -----------------   -----------------
                                              1999       1998           1997                1997
                                            --------   --------   -----------------   -----------------
                                                              (DOLLARS IN THOUSANDS)
Daily average balance during the period...  $161,745   $156,642       $165,321            $150,478
Daily average rate during the period......      4.52%      4.96%          5.11%               5.19%
Maximum amount outstanding at any month
  end.....................................  $181,932   $180,194       $203,898            $147,082

     Under the treasury tax and loan note option, the Company is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities.

     At December 31, 1999, the Company had unused lines of credit for short-term borrowings with various entities totaling $570 million, subject to acceptable collateral availability.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12.  INCOME TAXES:

     The components of the income tax expense (benefit) for the periods indicated are as follows:

                                                                                             PREDECESSOR
                                                  SUCCESSOR BASIS -- TAYLOR CAPITAL         BASIS -- COLE
                                                     GROUP, INC. -- CONSOLIDATED             TAYLOR BANK
                                               ----------------------------------------   -----------------
                                                                      FOR THE PERIOD OF   FOR THE PERIOD OF
                                               FOR THE YEARS ENDED      FEB. 12, 1997      JAN. 1, 1997 TO
                                                   DECEMBER 31,          TO DEC. 31,          FEB. 11,
                                               --------------------   -----------------   -----------------
                                                 1999        1998           1997                1997
                                               --------    --------   -----------------   -----------------
                                                                      (IN THOUSANDS)
Current tax expense (benefit):
  Federal....................................   $7,178      $6,646         $6,241              $1,353
  State......................................    2,221         (25)            35                 300
                                                ------      ------         ------              ------
          Total..............................    9,399       6,621          6,276               1,653
                                                ------      ------         ------              ------
Deferred tax expense (benefit):
  Federal....................................   (1,287)     (1,591)          (589)               (325)
  State......................................     (255)         --             --                  --
Charge in lieu of taxes resulting from
  recognition of acquired tax benefits.......      116       1,323            634                  --
                                                ------      ------         ------              ------
     Applicable income taxes.................   $7,973      $6,353         $6,321              $1,328
                                                ======      ======         ======              ======

     In connection with the acquisition of the Bank, the Company acquired state net operating loss carryforwards and deductible temporary differences approximating $34 million and $26 million respectively. The tax benefits of these acquired items are applied against goodwill when recognized. The remainder of the acquired net operating loss carryforwards was utilized in 1999.

     Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% in 1999, 1998 and 1997 to income before income taxes because of the following:

                                              SUCCESSOR BASIS -- TAYLOR CAPITAL    PREDECESSOR BASIS --
                                                 GROUP, INC. -- CONSOLIDATED         COLE TAYLOR BANK
                                             -----------------------------------   --------------------
                                              FOR THE YEARS    FOR THE PERIOD OF    FOR THE PERIOD OF
                                                  ENDED        FEB. 12, 1997 TO      JAN. 1, 1997 TO
                                              DECEMBER 31,         DEC. 31,              FEB. 11,
                                             ---------------   -----------------   --------------------
                                              1999     1998          1997                  1997
                                             ------   ------   -----------------   --------------------
                                                            (IN THOUSANDS)
Federal income tax expense at statutory
  rate.....................................  $6,818   $5,528        $5,752                $1,264
Increase (decrease) in taxes resulting
  from:
  Tax-exempt interest income, net of
     disallowed interest deduction.........  (1,325)  (1,348)       (1,130)                 (162)
  Goodwill amortization....................     785      798           787                    --
  State taxes, net.........................   1,278      (16)           23                   195
  Charge in lieu of state taxes, net.......      76      860           634                    --
  Other, net...............................     341      531           255                    31
                                             ------   ------        ------                ------
          Total............................  $7,973   $6,353        $6,321                $1,328
                                             ======   ======        ======                ======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12.  INCOME TAXES: -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                1999            1998
                                                              ---------       ---------
                                                                   (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Fixed assets, principally due to differences in
     depreciation...........................................   $ 1,221         $ 1,215
  Loans, principally due to allowance for loan losses.......    10,459           9,799
  State net operating loss carryforwards....................        --             685
  Deferred income, principally net loan origination fees....     1,116           1,276
  Employee benefits.........................................     1,836           1,261
  Other real estate.........................................        11             100
  Other accruals............................................       178             329
                                                               -------         -------
     Gross deferred tax assets..............................    14,821          14,665
  Less valuation allowance..................................        --          (1,420)
                                                               -------         -------
     Gross deferred tax assets, net of valuation
      allowance.............................................    14,821          13,245
                                                               -------         -------
DEFERRED TAX LIABILITIES:
  Discount accretion........................................      (119)           (124)
  Business combination......................................    (1,573)         (1,850)
  Mortgage servicing rights.................................       (43)           (232)
                                                               -------         -------
     Gross deferred tax liabilities.........................    (1,735)         (2,206)
                                                               -------         -------
       Subtotal.............................................    13,086          11,039
                                                               -------         -------
  Tax effect of unrealized holding losses on investment
     securities.............................................     2,179             (38)
                                                               -------         -------
          Net deferred tax assets...........................   $15,265         $11,001
                                                               =======         =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

13.  NOTES PAYABLE:

     Notes payable at December 31, 1999 and 1998 are as follows:

                                                              SUCCESSOR BASIS -- TAYLOR
                                                               CAPITAL GROUP, INC. --
                                                                    CONSOLIDATED
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
TAYLOR CAPITAL GROUP, INC.:
$25 million term loan bearing interest at prime rate or
  LIBOR plus 1.15%, annual principal reductions of $1
  million commencing 1999 and a balloon payment of $22
  million on February 12, 2002; interest rates at December
  31, 1999 and 1998 were 7.35% and 6.42%, respectively......   $ 24,000      $ 25,000
$12 million revolving credit facility bearing interest at
  prime rate or LIBOR plus 1.15%, maturing September 1,
  2000; weighted average interest rates at December 31, 1999
  and 1998 were 7.28% and 6.43%, respectively...............        500         1,500
COLE TAYLOR BANK:
Federal Home Loan Bank (FHLB) -- various advances ranging
  from $10 million to $25 million due at various dates
  through November 2000, collateralized by $206.7 million of qualified first mortgage residential loans and FHLB stock;
  weighted average interest rates at December 31, 1999 and
  1998 were 5.71% and 5.23%, respectively...................     90,000       105,000
                                                               --------      --------
     Total..................................................   $114,500      $131,500
                                                               ========      ========

     In September 1999, the Taylor Capital Group, Inc. loan agreement was extended, effective September 1, 1999 to September 1, 2000. There were no other changes in the terms of the agreement other than the extension. The loan agreement requires compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Parent Company leverage. As of December 31, 1999, the Company was not aware of any instances of non-compliance.

     In October 1998, in exchange for an increase in the revolving credit facility to $12 million from $7 million and a reduction in the interest rate, the loan agreement, including the $25 million term loan, is now secured by the common stock owned by the Bank.

     Following are the scheduled maturities of notes payable, categorized by the earlier of call or contractual maturity, at December 31, 1999:

YEAR                                                         AMOUNT
----                                                     --------------
                                                         (IN THOUSANDS)
2000.................................................       $ 91,500
2001.................................................          1,000
2002.................................................         22,000
2003.................................................             --
2004.................................................             --
Thereafter...........................................             --
                                                            --------
     Total...........................................       $114,500
                                                            ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

14.  EMPLOYEE BENEFIT PLANS:

     The employees of the Company participate in employee benefit plans consisting of a 401(k)/profit-sharing and Employee Stock Ownership Plan ("ESOP"), collectively called (the "Plans"). Company contributions to the Plans are at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. For the years ended December 31, 1999 and 1998, and for the period of February 12, 1997 to December 31, 1997 contributions paid to the Plans were $2.2 million, $2.3 million and $1.5 million, respectively. The Plans owned 340,251 shares and 366,820 shares of the Company's common stock as of December 31, 1999 and 1998, respectively. These shares are held in trust for the participants by the Plans' trustee (Cole Taylor
Bank). As of December 31, 1999, 39,886 shares of the Company's common stock owned by the ESOP were unallocated and committed to be released.

     In November 1998, the Parent Company leveraged its ESOP. The ESOP entered into a Loan and Pledge Agreement (ESOP loan) with the Parent Company whereby the Parent Company financed the ESOP the sum of $576,000 to enable the ESOP to purchase 24,000 shares of Company common stock from certain related parties of the Company. The ESOP loan called for equal principal payments of $115,000 and interest accrued at 7.75% on the unpaid principal balance commencing annually on December 15, 1999, with a maturity date of December 15, 2003. The ESOP loan was collateralized by the 24,000 shares of Company common stock purchased by the ESOP.

     On December 15, 1999 the ESOP loan was repaid in full from Bank contributions. Dividends paid during 1999 were not used to repay the ESOP loan. Upon repayment of the ESOP loan, all 24,000 shares of company stock, purchased by the ESOP and held by the ESOP trustee, were released and allocated to the ESOP participants.

     As of December 31, 1999 the Company is obligated to purchase 18,790 shares of Company stock from terminated employees, which will be valued by an independent third party appraisal at December 31, 1999.

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

     On January 1, 1999 the Company contracted with a third party carrier for employee's medical insurance and as a result will no longer act as a self-insurer.

15.  INCENTIVE COMPENSATION PLAN:

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

15.  INCENTIVE COMPENSATION PLAN: -- (CONTINUED)
     The following is a summary of stock option activity for 1999, 1998 and the period of February 12, 1997 to December 31, 1997:

                                                              SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                                 GROUP, INC. -- CONSOLIDATED
                                                              ----------------------------------
                                                                                    WEIGHTED
                                                               NUMBER OF            AVERAGE
                                                                SHARES           EXERCISE PRICE
                                                              -----------       ----------------
Options outstanding at February 12, 1997....................         --                  --
Granted.....................................................    163,889              $22.00
Exercised...................................................         --                  --
Forfeited...................................................     (9,408)              22.00
                                                                -------              ------
Options outstanding at December 31, 1997....................    154,481               22.00
Granted.....................................................    100,619               24.98
Exercised...................................................       (128)              22.00
Forfeited...................................................    (24,536)              22.82
                                                                -------              ------
Options outstanding at December 31, 1998....................    230,436               23.24
Granted.....................................................    126,070               27.00
Exercised...................................................     (5,982)              24.17
Forfeited...................................................    (47,814)              24.47
                                                                -------              ------
Options outstanding at December 31, 1999....................    302,710              $24.59
                                                                =======              ======

     As of December 31, 1999 and 1998 there are 62,434 shares and 26,973 shares which are exercisable at a weighted average exercise price of $22.74 and $22.00, respectively. There were no shares exercisable as of December 31, 1997.

     The grant date fair value of stock options granted to employees during the year, the significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect of the fair value accounting for stock options under SFAS No. 123 are as follows:

                                                                  SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                                     GROUP, INC. -- CONSOLIDATED
                                                              -----------------------------------------
                                                              FOR THE YEARS ENDED   FOR THE PERIOD OF
                                                                 DECEMBER 31,       FEB. 12 TO DEC. 31,
                                                              -------------------   -------------------
                                                                1999       1998            1997
                                                              --------   --------   -------------------


Grant date fair value per share.............................  $  9.01     $ 7.47          $  7.39
Significant assumptions:
  Risk-free interest rate at grant date.....................     5.31%      5.00%            6.00%
  Expected stock price volatility...........................    25.00%     25.00%           25.00%
  Expected dividend payout..................................     1.33%      1.64%            1.64%
  Expected option life......................................  7 years    7 years          7 years
Net income (in thousands):
  As reported...............................................  $11,293     $9,441          $10,113
  Pro forma.................................................  $11,080     $9,280          $10,044

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

15.  INCENTIVE COMPENSATION PLAN: -- (CONTINUED)
  RESTRICTED STOCK AWARDS:

     During 1999 and 1998, 16,703 and 18,080 shares of common stock were awarded, and 24,454 and 0 shares of common stock were forfeited, respectively, under restricted stock agreements. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control of the Company. If a participant terminates employment prior to the end of the continuous service period, the entire stock award is forfeited. The unearned compensation related to the restricted stock grants is reported in stockholders' equity. Compensation expense equal to the fair market value at the date of grant is being recognized over the vesting period. For the years ended December 31, 1999, 1998 and the period of February 12, 1997 to December 31, 1997, compensation expense related to the stock awards totaled $925,000, $1,025,000 and $434,000, respectively. The Company has 150,782 restricted stock awards outstanding as of December 31, 1999.

     In connection with the granting of the stock options and awards, stock transfer agreements are entered into with the participants. These agreements place certain restrictions on the transfer of any shares acquired through option exercise or award and provide the participants with limited rights to "put" the stock so acquired back to the Company. The Company's repurchase liability, including ESOP obligations, is limited to $3 million per year. The Company may satisfy the put obligations with cash or through the issuance of 5 year installment notes to the participants.

16.  STOCKHOLDERS' EQUITY:

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

16.  STOCKHOLDERS' EQUITY: -- (CONTINUED)
     In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of preferred stock are entitled to receive out of the assets of the Company available for distribution to stockholders, before any distribution of the assets is made to the holders of shares of the common stock or on any other class or series of stock of the Company ranking junior to the shares of preferred stock as to such a distribution, an amount equal to $25.00 per share, plus an amount equal to dividends declared and unpaid for the then-current dividend period.

     The costs related to the issuance of the preferred stock is being amortized over 5 years using the straight line method.

17.  COMMITMENTS AND FINANCIAL INSTRUMENTS:

  COMMITMENTS:

     The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the principal offices of both the Company and the Bank. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the year ended December 31, 1999, 1998 and for the period of February 12, 1997 to December 31, 1997 was approximately $2.8 million, $3.0 million and $2.4 million, respectively. The predecessor Bank's total rental expense for the period of January 1, 1997 to February 11, 1997 was approximately $290,000.

     Estimated future minimum rental commitments under these operating leases as of December 31, 1999 are as follows:

YEAR                                                         AMOUNT
----                                                     --------------
                                                         (IN THOUSANDS)
2000................................................        $ 2,357
2001................................................          1,992
2002................................................          1,691
2003................................................          1,665
2004................................................          1,577
Thereafter..........................................         11,449
                                                            -------
          Total.....................................        $20,731
                                                            =======

  FINANCIAL INSTRUMENTS:

     The Company is party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, standby letters of credit, interest-rate exchange contracts (swaps), interest rate floor contracts and forward commitments to sell loans. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17. COMMITMENTS AND FINANCIAL INSTRUMENTS: -- (CONTINUED) unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Bank's net interest income will be adversely affected.

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

     At December 31, 1999 and 1998, the contractual or notional amounts were as follows:

                                                                    SUCCESSOR BASIS --
                                                              TAYLOR CAPITAL GROUP, INC. --
                                                                       CONSOLIDATED
                                                              ------------------------------
                                                                  1999              1998
                                                              ------------      ------------
                                                                      (IN THOUSANDS)
Financial instruments wherein contract amounts represent
  credit risk:
  Commitments to extend credit..............................    $661,249          $578,002
  Standby letters of credit.................................      84,726            41,228
Financial instruments wherein notional amounts exceed the
  amount of credit risk:
  Interest rate floor agreement.............................    $ 50,000          $ 50,000
  Forward commitments to sell loans.........................       6,000            28,000

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17.  COMMITMENTS AND FINANCIAL INSTRUMENTS: -- (CONTINUED)
     An interest-rate exchange contract (swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The Bank's objective in holding interest-rate swaps is interest rate risk management. As of December 31, 1999 and 1998 there were no interest rate exchange agreements.

     The Company enters into forward commitments to sell loans to manage the interest rate risk exposure of mortgage banking activities. The hedging activity helps to protect the Company from a risk that the market value of mortgage loans intended to be sold will be adversely affected by changes in interest rates. At December 31, 1999, the Company's forward commitments to sell loans had delivery commitments expiring within three months. Gross unrealized gains on forward sale commitments, based on dealer-quoted prices, approximated $16,000 at December 31, 1999.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS: -- (CONTINUED)
  DEPOSIT LIABILITIES:

     Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments. Unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value would be utilized as an estimate of fair value. Fair values of deposits without stated maturities equal the respective amounts due on demand.

  SHORT-TERM BORROWINGS AND NOTES PAYABLE:

     Short-term borrowings and notes payable have been valued at present values of future cash flows using rates which approximate current market rates for similar instruments.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

     The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of these commitments is not material. The fair value of interest rate floor agreements is estimated using quoted market prices for similar instruments.

     The estimated fair values of the Company's financial instruments are as follows:

                                                      SUCCESSOR BASIS -- TAYLOR CAPITAL
                                                         GROUP, INC. -- CONSOLIDATED
                                              --------------------------------------------------
                                                 DECEMBER 31, 1999          DECEMBER 31, 1998
                                              -----------------------    -----------------------
                                               CARRYING       FAIR        CARRYING       FAIR
                                                VALUE        VALUE         VALUE        VALUE
                                              ----------   ----------    ----------   ----------
                                                                (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.................  $   77,426   $   77,426    $   67,423   $   67,423
  Investment securities.....................     447,481      446,897       441,161      443,028
  Loans, net of allowance...................   1,430,544    1,414,292     1,311,382    1,318,874
                                              ----------   ----------    ----------   ----------
     Total financial assets.................  $1,955,451   $1,938,615    $1,819,966   $1,829,325
                                              ==========   ==========    ==========   ==========
Financial Liabilities:
  Deposits without stated maturities........  $  875,425   $  875,425    $  813,082   $  813,082
  Deposits with stated maturities...........     732,125      732,125       626,655      627,086
  Short-term borrowings.....................     147,129      147,129       171,718      171,718
  Notes payable.............................     114,500      114,292       131,500      131,410
                                              ----------   ----------    ----------   ----------
     Total financial liabilities............  $1,869,179   $1,868,971    $1,742,955   $1,743,296
                                              ==========   ==========    ==========   ==========
Off-Balance-Sheet Financial Instruments:
  Interest rate floor agreements............  $      104   $        0    $      316   $      743
  Commitments to extend credit..............          --           --            --           --
  Letter of credit..........................          --           --            --           --
                                              ----------   ----------    ----------   ----------
     Total off-balance-sheet financial
       instruments..........................  $      104   $       --    $      316   $      743
                                              ==========   ==========    ==========   ==========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS: -- (CONTINUED)
     The remaining balance sheet assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of the Company. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

19.  REGULATORY DISCLOSURES:

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

     Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 1999, the Parent Company is categorized as "adequately-capitalized" and the Bank is categorized as "well-capitalized."

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized "well-capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

19.  REGULATORY DISCLOSURES: -- (CONTINUED)
     The Company's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following table.

                                                                               TO BE WELL CAPITALIZED
                                                           FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                      ACTUAL            ADEQUACY PURPOSES         ACTION PROVISION
                                 -----------------   -----------------------   -----------------------
                                  AMOUNT    RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                                 --------   ------   ------------   --------   -----------   ---------
                                                     (DOLLARS IN THOUSANDS)
As of December 31, 1999:
  Total Capital (to Risk
     Weighted Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............  $141,876     9.03%   >$125,753      >8.00%           NA
     Cole Taylor Bank..........   168,040    10.68     >125,835      >8.00      >157,294      >10.00%
  Tier I Capital (to Risk
     Weighted Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............   122,130     7.77%     >62,876      >4.00%           NA
     Cole Taylor Bank..........   147,940     9.41      >62,918      >4.00       >94,376       >6.00%
  Leverage (to Average Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............   122,130     6.11%     >79,900      >4.00%           NA
     Cole Taylor Bank..........   147,940     7.41      >79,819      >4.00       >99,774       >5.00%
As of December 31, 1998:
  Total Capital (to Risk
     Weighted Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............  $131,218     9.02%   >$116,405      >8.00%           NA
     Cole Taylor Bank..........   154,943    10.67     >116,144      >8.00      >145,507      >10.00%
  Tier I Capital (to Risk
     Weighted Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............   112,951     7.76%     >58,203      >4.00%           NA
     Cole Taylor Bank..........   136,717     9.42      >58,072      >4.00       >87,304       >6.00%
  Leverage (to Average Assets)
     Successor Basis -- Taylor
       Capital Group, Inc. --
       Consolidated............   112,951     6.17%     >73,204      >4.00%           NA
     Cole Taylor Bank..........   136,717     7.33      >74,655      >4.00       >91,506       >5.00%

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  PARENT COMPANY ONLY:

     Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Noninterest-bearing deposits with subsidiary Bank...........  $  1,878   $  1,617
Investment in subsidiaries..................................   173,098    169,614
Other assets................................................       613      3,170
                                                              --------   --------
          Total assets......................................  $175,589   $174,401
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest, taxes and other liabilities...............  $  3,492   $  2,768
Notes payable...............................................    24,500     26,500
Stockholders' equity........................................   147,597    145,133
                                                              --------   --------
          Total liabilities and stockholders' equity........  $175,589   $174,401
                                                              ========   ========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  PARENT COMPANY ONLY: -- (CONTINUED)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                              FOR THE YEARS ENDED   FOR THE PERIOD  OF
                                                                 DECEMBER 31,       FEB. 12 TO DEC. 31,
                                                              -------------------   -------------------
                                                                1999       1998            1997
                                                              --------   --------   -------------------
Income:
  Dividends from subsidiary Bank............................  $10,500    $14,500         $ 8,000
  Dividends from non-bank subsidiary........................      500         --              --
  Interest..................................................       --         --             140
                                                              -------    -------         -------
          Total income......................................   11,000     14,500           8,140
                                                              -------    -------         -------
Expenses:
  Interest..................................................    1,634      1,894           1,898
  Salaries and employee benefits............................    1,996      1,837           2,141
  Legal fees................................................    5,355      3,299             674
  Other.....................................................    1,075      1,289           1,130
                                                              -------    -------         -------
          Total expenses....................................   10,060      8,319           5,843
                                                              -------    -------         -------
Income before income taxes, equity in undistributed net
  income of subsidiaries and cumulative effect of change in
  accounting principle......................................      940      6,181           2,297
Income tax benefit..........................................    3,474      2,886           1,946
Equity in undistributed net income of subsidiaries..........    7,093        374           5,870
                                                              -------    -------         -------
Income before cumulative effect of change in accounting
  principle.................................................   11,507      9,441          10,113
                                                              -------    -------         -------
Cumulative effect of change in accounting principle, net of
  income taxes..............................................     (214)        --              --
                                                              -------    -------         -------
          Net income........................................  $11,293    $ 9,441         $10,113
                                                              =======    =======         =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  PARENT COMPANY ONLY: -- (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE PERIOD
                                                                                     OF FEB. 12,
                                                              FOR THE YEARS ENDED      1997 TO
                                                                 DECEMBER 31,          DEC. 31,
                                                              -------------------   --------------
                                                                1999       1998          1997
                                                              --------   --------   --------------
Cash flows from operating activities:
  Net income................................................  $11,293    $ 9,441       $ 10,113
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of other assets...........................      619        370            327
     Amortization of unearned compensation..................      196        237             58
     Equity in undistributed net income of subsidiaries.....   (7,093)      (374)        (5,870)
     Other, net.............................................      257         23             21
     Changes in assets and liabilities:
       Other assets.........................................    1,987     (3,622)        (1,602)
       Other liabilities....................................      727        149          1,340
                                                              -------    -------       --------
          Net cash provided by operating activities.........    7,986      6,224          4,387
                                                              -------    -------       --------
Cash flows from investing activities:
  Purchase of Bank and Mortgage Company.....................       --         --        (62,101)
  Advances to subsidiaries..................................       --         --        (14,600)
  Repayments of advances to subsidiaries....................       --         --         14,600
  Loan issuance to Employee Stock Ownership Plan............       --       (576)            --
  Proceeds from repayment of loan issued to Employee Stock
     Ownership Plan.........................................      576         --             --
  Other, net................................................      (86)       (25)          (361)
                                                              -------    -------       --------
          Net cash provided by (used in) investing
            activities......................................      490       (601)       (62,462)
                                                              -------    -------       --------
Cash flows from financing activities:
  Dividends paid............................................   (5,116)    (5,118)        (3,419)
  Repayments of notes payable...............................   (2,500)    (2,400)        (5,600)
  Proceeds from notes payable...............................      500      1,900         32,600
  Net proceeds from issuance of preferred stock.............       --         --         36,106
  Purchase of treasury stock................................   (1,099)        --             --
                                                              -------    -------       --------
          Net cash (used in) provided by financing
            activities......................................   (8,215)    (5,618)        59,687
                                                              -------    -------       --------
Net increase in cash and cash equivalents...................      261          5          1,612
Cash and cash equivalents, beginning of period..............    1,617      1,612             --
                                                              -------    -------       --------
Cash and cash equivalents, end of period....................  $ 1,878    $ 1,617       $  1,612
                                                              =======    =======       ========

     The Bank is subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1999, that the Bank could declare and pay to the Company, without the

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  PARENT COMPANY ONLY: -- (CONTINUED)
approval of regulatory authorities, amounted to approximately $15.9 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

21.  LITIGATION:

     Jeffrey W. Taylor, Chairman of the Board and Chief Executive Officer of the Company, Bruce W. Taylor, President of the Company, Iris A. Taylor, Sidney J. Taylor, Cindy Taylor Bleil, related trusts and a related partnership (collectively, the "Taylor Family") have been named as defendants in the lawsuits described below relating to (1) the Split-Off Transactions and (2) the financial and public reporting of Reliance Acceptance Group, Inc.
("Reliance"). Certain of the lawsuits also named other current or former officers and directors of the Company and Reliance, other stockholders of the Company, Reliance's public accountants at the time of the Split-Off
Transactions (who continue to serve as the Company's public accountants), the investment banks that were involved in the Split-Off Transactions, Reliance and the Company as additional defendants. The filing dates of these lawsuits range from October 1997 to October 1999.

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

     In September 1998, five class actions, brought on behalf of current and former stockholders of Reliance and pending in Delaware Chancery Court, were consolidated into one class action. The consolidated class action alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties in connection with disclosures made to the stockholders prior to the vote which approved the Split-Off Transactions. The case seeks relief in the form of unspecified damages, attorneys' fees and recission of the Split-Off Transactions. On September 9, 1998 the Delaware Chancery Court stayed this consolidated class action indefinitely pending resolution of the consolidated class action that is described below.

     In August 1998, nine class actions, brought on behalf of current and former stockholders of Reliance and pending in the United States District Court for the Western District of Texas, were consolidated into one class action. Another class action, brought on behalf of current and former stockholders of Reliance, is also pending in the Northern District of Illinois. These cases allege that the Taylor Family, certain directors and officers of the Company, and certain other defendants violated the federal securities laws and breached common law fiduciary duties. In addition, the cases allege that the Company and certain other defendants violated ERISA and breached certain fiduciary duties, including fiduciary duties owed to a subclass consisting of participants in Reliance's ESOP and 401(k) Profit Sharing Plan. The Texas and Illinois cases seek unspecified damages and attorneys' fees. Cole Taylor Bank was named as an additional defendant in the Illinois action. On August 11, 1999, an amended consolidated complaint was filed in Illinois which combined the Illinois and Texas actions. On December 9, 1999, the Judicial Panel for Multi-district Litigation consolidated in the District Court of Delaware for pretrial purposes the Illinois stockholders' suit and the adversary proceedings referred to below. A motion to certify the plaintiff class is pending.

     On August 19, 1998, Irwin Cole and other members of his family, who collectively owned approximately 25% of the outstanding common stock of Reliance prior to the Split-Off Transactions, brought suit in Delaware Chancery Court against members of the Taylor Family, the Company, other current and/or former

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

21.  LITIGATION: -- (CONTINUED)
officers and directors of Reliance and the Company, and other stockholders of the Company. The suit alleges that the Taylor Family, certain directors and officers of the Company, and certain other defendants breached their fiduciary duties, committed fraud and/or engaged in self-dealing in connection with the operation of Reliance and the Split-Off Transactions. The lawsuit seeks unspecified damages, attorneys' fees and requests that the Court place all of the shares of the Company held by the Taylor Family in a constructive trust. Motions to dismiss the lawsuit are pending.

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

     On July 6, 1998, the Bankruptcy Court entered a confirmation order that discharged the liability of Reliance and its subsidiaries in connection with all of the lawsuits described above and permanently enjoined the filing of similar new suits against them. The Bankruptcy Court also appointed an Estate Representative (the "Estate Representative") for the Post-Confirmation Chapter 11 Estate of Reliance and its subsidiaries. On September 4, 1998, the Estate Representative filed two adversary proceeding complaints which named as defendants members of the Taylor Family, certain other directors and officers of the Company, one of Reliance's former legal counsel and Reliance's former public accountants (both of whom continue to serve the Company), the Company and Cole Taylor Bank, as trustee. The complaints allege fraudulent conveyance and breaches of fiduciary duties and contract with respect to the Taylor Family, the Company and Cole Taylor Bank, as trustee. The complaints charge certain of the other defendants with alleged breaches of fiduciary duty, breaches of contract, malpractice and negligent misrepresentation and aiding and abetting the Taylor Family's and the Company's alleged breaches. These complaints seek unspecified damages and attorneys' fees and avoidance of the Split-Off Transactions by the transfer to the Estate Representative of either the assets exchanged in the Split-Off Transactions or the value of such assets. One of the complaints demands monetary damages pursuant to the Taylor Family's obligation under the Share Exchange Agreement to indemnify Reliance for certain losses resulting from the Split-Off Transactions, and asks the court to disallow any claims for indemnification that any of the defendants have against Reliance or, in the alternative, to equitably subordinate such claims to all other creditor claims against Reliance. The two adversary proceedings have been consolidated and withdrawn to the Delaware District Court. Discovery is ongoing in the adversary proceedings and a January 2001 trial date has been set. On March 2, 2000, the court granted the Estate Representative leave to file an amended complaint.

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

     On October 4, 1999, another lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by four Reliance stockholders. Members of the Taylor Family, a related partnership, Taylor Capital Group, Inc., Cole Taylor Bank, and another officer and director of Taylor Capital Group, Inc., were named as defendants. Damages in an unspecified amount are sought. A motion to dismiss the lawsuit is pending.

     On February 23, 2000, another class action lawsuit relating to the Split-Off Transactions was filed in the Circuit Court of Cook County, Illinois by a holder of 9% subordinated notes of Reliance. Members of the Taylor Family, Taylor Capital Group, Inc., Cole Taylor Bank, another officer and another director of Taylor Capital Group, Inc., in addition to individuals and entities unrelated to the Company or the Taylor Family were named as defendants. Damages of $25 million, plus interest and other relief are sought.

     In accordance with the terms and conditions of the Share Exchange Agreement relating to the Split-Off Transactions, the Taylor Family has agreed to indemnify Reliance for certain losses incurred by Reliance,

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

21.  LITIGATION: -- (CONTINUED)
including certain losses relating to the Split-Off Transactions ("Taylor Family Indemnification Obligations"). In accordance with the terms of an agreement dated February 6, 1997 between the Taylor Family and the Company, the Company agreed to indemnify the Taylor Family for certain losses that the Taylor Family may incur as a result of the Split-Off Transactions, including a portion of the Taylor Family Indemnification Obligations under the Share Exchange Agreement. The Company is unable at this time to predict the extent to which it will be required to pay any amounts under its indemnification obligation to the Taylor Family. The Company and its subsidiaries have paid and may continue to pay defense and other legal costs of the lawsuits described above that are not otherwise advanced by insurance carriers on behalf of the Taylor Family and other directors, officers and stockholders of the Company who are defendants in these lawsuits.

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

22.  SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED):

     The following is selected data summarizing the results of operation for each quarter in the years ended December 31, 1999 and 1998:

                                                       SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                                 -----------------------------------------------------------------------------
                                                          1999 QUARTER ENDED                      1998 QUARTER ENDED
                                                 -------------------------------------   -------------------------------------
                                                 MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                                                (IN THOUSANDS)
Interest income................................ $33,092    $35,074   $36,845  $38,213   $33,808    $34,022   $34,276   $34,039
Interest expense...............................  15,162     15,626    16,678   16,924    16,304     16,575    16,755    15,775
                                                 -------   -------   -------   -------   -------   -------   -------   -------
    Net interest income........................  17,930     19,448    20,167   21,289    17,504     17,447    17,521    18,264
Provision for loan losses......................   1,500      1,500     1,500    1,500       750      1,500     1,050     1,835
Investment securities gains, net...............     107         --        --        1        --         --        --        11
Noninterest income.............................   4,702      4,940     4,590    4,850     5,927      4,840     4,549     5,294
Noninterest expense............................  17,225     17,526    17,805   19,988    16,288     18,266    17,392    18,482
                                                 -------   -------   -------   -------   -------   -------   -------   -------
    Income before income taxes and cumulative
      effect of change in accounting
      principle................................   4,014      5,362     5,452    4,652     6,393      2,521     3,628     3,252
Income taxes...................................   1,632      2,137     2,213    1,991     2,512      1,143     1,445     1,253
                                                 -------   -------   -------   -------   -------   -------   -------   -------
    Income before cumulative effect of change
      in accounting principle..................   2,382      3,225     3,239    2,661     3,881      1,378     2,183     1,999
Cumulative effect of change in accounting
  principle....................................    (214)        --        --       --        --         --        --        --
                                                 -------   -------   -------   -------   -------   -------   -------   -------
        Net income.............................  $2,168    $ 3,225   $ 3,239   $2,661    $3,881    $ 1,378   $ 2,183   $ 1,999
                                                 =======   =======   =======   =======   =======   =======   =======   =======

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

23.  COMPREHENSIVE INCOME:

     The following table presents comprehensive income for the periods indicated:

                                                 SUCCESSOR BASIS -- TAYLOR CAPITAL       PREDECESSOR BASIS --
                                                    GROUP, INC. -- CONSOLIDATED            COLE TAYLOR BANK
                                             -----------------------------------------   --------------------
                                                FOR THE YEARS      FOR THE PERIOD OF      FOR THE PERIOD OF
                                             ENDED DECEMBER 31,    FEB. 12 TO DEC. 31,    JAN. 1 TO FEB. 11,
                                             -------------------   -------------------   --------------------
                                               1999       1998            1997                   1997
                                             --------   --------   -------------------   --------------------
                                                                      (IN THOUSANDS)
Net income, as reported....................  $11,293    $ 9,441          $10,113               $ 2,282
Other comprehensive income:
  Change in unrealized gains (losses) on
     available-for-sale securities.........   (6,228)    (1,062)           1,584                (1,890)
  Less: reclassification adjustment for
     gains included in net income..........     (108)       (11)            (401)                   --
                                             -------    -------          -------               -------
                                              (6,336)    (1,073)           1,183                (1,890)
  Income tax expense (benefit) related to
     other comprehensive income............   (2,218)      (363)             402                  (750)
                                             -------    -------          -------               -------
  Other comprehensive income, net of tax...   (4,118)      (710)             781                (1,140)
                                             -------    -------          -------               -------
          Total comprehensive income.......  $ 7,175    $ 8,731          $10,894               $ 1,142
                                             =======    =======          =======               =======

24.  SEGMENT REPORTING:

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

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

24.  SEGMENT REPORTING: -- (CONTINUED)
     The following tables present reportable segment information for the periods indicated:

                                   SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                              -----------------------------------------------------------------------
                                      FOR THE YEAR ENDED                   FOR THE YEAR ENDED
                                        DEC. 31, 1999                        DEC. 31, 1998
                              ----------------------------------   ----------------------------------
                                           MORTGAGE                             MORTGAGE
                               BANKING     BANKING      TOTAL       BANKING     BANKING      TOTAL
                              ----------   --------   ----------   ----------   --------   ----------
                                                          (IN THOUSANDS)
Net interest income.......... $   77,494   $ 2,943    $   80,437   $   70,072   $ 2,531    $   72,603
Noninterest income...........     16,516       263        16,779       14,871       272        15,143
Depreciation and
 amortization................      4,065        21         4,086        3,879       154         4,033
Other significant noncash
 items:
 Provision for loan losses...      5,848       152         6,000        5,012        88         5,100
 Gain on sales of loans,
   net.......................         --     2,169         2,169          679     3,628         4,307
 Gain on sale of mortgage
   servicing rights..........         --       204           204           --     1,462         1,462
 Impairment of mortgage
   servicing rights..........         --        --            --           --       329           329
 Reduction of impairment
   reserve on mortgage
   servicing rights..........         --        47            47           --        --            --
Income taxes.................     11,973      (513)       11,460        8,995       285         9,280
Segment net income (loss).... $   19,114   $(1,002)   $   18,112   $   14,389   $   516    $   14,905
                              ==========   =======    ==========   ==========   =======    ==========
Segment average assets....... $1,882,415   $95,808    $1,978,223   $1,790,892   $71,892    $1,862,784
                              ==========   =======    ==========   ==========   =======    ==========

                               SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                               ----------------------------------
                               FOR THE PERIOD OF FEB. 12, 1997 TO
                                         DEC. 31, 1997
                               ----------------------------------
                                            MORTGAGE
                                BANKING     BANKING      TOTAL
                               ----------   --------   ----------
                                         (IN THOUSANDS)
Net interest income..........  $   62,523   $ 1,164    $   63,687
Noninterest income...........      14,955       382        15,337
Depreciation and
 amortization................       3,347       199         3,546
Other significant noncash
 items:
 Provision for loan losses...       3,790       106         3,896
 Gain on sales of loans,
   net.......................          (6)    1,972         1,966
 Gain on sale of mortgage
   servicing rights..........          --        --            --
 Impairment of mortgage
   servicing rights..........          --        53            53
 Reduction of impairment
   reserve on mortgage
   servicing rights..........          --        --            --
Income taxes.................       9,407    (1,197)        8,210
Segment net income (loss)....  $   16,486   $(2,235)   $   14,251
                               ==========   =======    ==========
Segment average assets.......  $1,808,161   $37,243    $1,845,404
                               ==========   =======    ==========

                                                            PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                            -------------------------------------
                                                                      FOR THE PERIOD OF
                                                                JAN. 1, 1997 TO FEB. 11, 1997
                                                            -------------------------------------
                                                                          MORTGAGE
                                                              BANKING      BANKING       TOTAL
                                                            -----------   ---------   -----------
                                                                       (IN THOUSANDS)
Net interest income.......................................  $    8,345    $    221    $    8,566
Noninterest income........................................       1,681          80         1,761
Depreciation and amortization.............................         192          12           204
Other significant noncash items:
  Provision for loan losses...............................         486         (66)          420
  Gain on sales of loans, net.............................          --         169           169
  Gain on sale of mortgage servicing rights...............          --          --            --
  Impairment of mortgage servicing rights.................          --          --            --
Income taxes..............................................       1,517        (180)        1,337
Segment net income (loss).................................  $    2,585    $   (339)   $    2,246
                                                            ==========    ========    ==========
Segment average assets....................................  $1,613,155    $158,128    $1,771,283
                                                            ==========    ========    ==========

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

24.  SEGMENT REPORTING: -- (CONTINUED)
     The following tables reconcile segment information to the financial statements for the periods indicated:

                                                 SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                           -------------------------------------------------------------------------
                                               FOR THE YEAR ENDED DEC. 31,           FOR THE YEAR ENDED DEC. 31,
                                                          1999                                  1998
                                           -----------------------------------   -----------------------------------
                                           REPORTABLE             CONSOLIDATED   REPORTABLE             CONSOLIDATED
                                            SEGMENTS     OTHER       TOTALS       SEGMENTS     OTHER       TOTALS
                                           ----------   -------   ------------   ----------   -------   ------------
                                                                        (IN THOUSANDS)
Net interest income......................  $  80,437    $(1,603)   $   78,834    $  72,603    $(1,867)   $   70,736
Noninterest income.......................     16,779         (9)       16,770       15,143         38        15,181
Depreciation and amortization............      4,086         --         4,086        4,033         --         4,033
Other significant noncash items:
 Provision for loan losses...............      6,000         --         6,000        5,100         35         5,135
 Gain on sales of loans,
   net...................................      2,169         --         2,169        4,307         --         4,307
 Gain on sale of mortgage servicing
   rights................................        204         --           204        1,462         --         1,462
 Impairment of mortgage servicing
   rights................................         --         --            --          329         --           329
 Reduction of impairment reserve on
   mortgage servicing rights.............         --         47            47           --         --            --
Income taxes.............................     11,460     (3,487)        7,973        9,280     (2,927)        6,353
Segment net income
 (loss)..................................  $  18,112    $(6,819)   $   11,293    $  14,905    $(5,464)   $    9,441
                                           ==========   =======    ==========    ==========   =======    ==========
Segment average assets...................  $1,978,223   $ 2,203    $1,980,426    $1,862,784   $ 6,680    $1,869,464
                                           ==========   =======    ==========    ==========   =======    ==========

                                           SUCCESSOR BASIS -- TAYLOR CAPITAL GROUP, INC. -- CONSOLIDATED
                                           -----------------------------------
                                             FOR THE PERIOD OF FEB. 12, 1997
                                                    TO DEC. 31, 1997
                                           -----------------------------------
                                           REPORTABLE             CONSOLIDATED
                                            SEGMENTS     OTHER       TOTALS
                                           ----------   -------   ------------
                                                     (IN THOUSANDS)
Net interest income......................  $  63,687    $(1,531)   $   62,156
Noninterest income.......................     15,337         (9)       15,328
Depreciation and amortization............      3,546         32         3,578
Other significant noncash items:
 Provision for loan losses...............      3,896        165         4,061
 Gain on sales of loans,
   net...................................      1,966        632         2,598
 Gain on sale of mortgage servicing
   rights................................         --         --            --
 Impairment of mortgage servicing
   rights................................         53         --            53
 Reduction of impairment reserve on
   mortgage servicing rights.............         --         --            --
Income taxes.............................      8,210     (1,889)        6,321
Segment net income
 (loss)..................................  $  14,251    $(4,138)   $   10,113
                                           ==========   =======    ==========
Segment average assets...................  $1,845,404   $29,963    $1,875,367
                                           ==========   =======    ==========

     For the years ended December 31, 1999, 1998 and for the period of February 12, 1997 to December 31, 1997 amounts presented in the other columns represent the operations of the Parent Company, and the Mortgage Company which have not been defined as reportable segments.

                                                               PREDECESSOR BASIS -- COLE TAYLOR BANK
                                                              ---------------------------------------
                                                                  FOR THE PERIOD OF JAN. 1, 1997
                                                                         TO FEB. 11, 1997
                                                              ---------------------------------------
                                                               REPORTABLE               CONSOLIDATED
                                                                SEGMENTS      OTHER        TOTALS
                                                              ------------   -------   --------------
                                                                          (IN THOUSANDS)
Net interest income.........................................   $    8,566      $--       $    8,566
Noninterest income..........................................        1,761       --            1,761
Depreciation and amortization...............................          204       34              238
Other significant noncash items:
  Provision for loan losses.................................          420       --              420
  Gain on sales of loans, net...............................          169       --              169
  Gain on sale of mortgage servicing rights.................           --       --               --
  Impairment of mortgage servicing rights...................           --       --               --
Income taxes................................................        1,337       (9)           1,328
Segment net income (loss)...................................   $    2,246      $36       $    2,282
                                                               ==========      ===       ==========
Segment average assets......................................   $1,771,283      $--       $1,771,283
                                                               ==========      ===       ==========

25.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     As of January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which requires that the cost of start-up activities and organization costs be expensed as incurred. The initial adoption of SOP 98-5 resulted in a charge of $214,000 (net of a tax benefit of

                           TAYLOR CAPITAL GROUP, INC.

                                    PART II


                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

25. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: -- (CONTINUED) $146,000) and is reported in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The charge represents remaining organization costs associated with the Split-Off Transactions which had not yet been fully amortized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Jeffrey W. Taylor(1)......................  47    Chairman of the Board, Chief Executive
                                                  Officer and Director of the Company,
                                                  Chairman of the Board and Director of the
                                                  Bank and Director of the Mortgage Company
Bruce W. Taylor(1)........................  44    President and Director of the Company,
                                                  President, Director and Chief Executive
                                                  Officer of the Bank and Director of the
                                                  Mortgage Company
John Christopher Alstrin(1)...............  53    Chief Financial Officer and Director of
                                                  the Company, the Bank and the Mortgage
                                                  Company
Cindy Taylor Bleil........................  43    Director of the Company
Adelyn Dougherty(2).......................  69    Director of the Company
Ronald Emanuel(3).........................  54    Director of the Company
Edward T. McGowan(3)......................  64    Director of the Company
Melvin E. Pearl(2)........................  64    Director of the Company
Richard W. Tinberg(2)(3)..................  49    Director of the Company
Mark L. Yeager............................  50    Director of the Company

---------------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee

     JEFFREY W. TAYLOR is Chairman of the Board, Chief Executive Officer and a Director of the Company and Chairman of the Board and a Director of both the Bank and the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as Chairman and Chief Executive Officer of CTFG and Chairman of the Bank. From 1991 to February 1994, Mr. Taylor served as Vice Chairman of CTFG and Chairman and Chief Executive Officer of the Bank. Mr. Taylor began his career with the Bank in 1978 as associate General Counsel and has held several management positions with the Bank since that time. Mr. Taylor is the brother of Bruce W. Taylor and Cindy Taylor Bleil.

     BRUCE W. TAYLOR is President and a Director of the Company and President and Chief Executive Officer of the Bank and a Director of both the Bank and the Mortgage Company. Mr. Taylor was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. From February 1994 until prior to the Split-Off Transactions, Mr. Taylor served as President of CTFG in addition to President and Chief Executive Officer of the Bank. From 1991 to February 1994, Mr. Taylor served as Vice Chairman of CTFG and President and Chief Operating Officer of the Bank. Mr. Taylor began working for the Bank in 1979 and has held several management positions with the Bank since that time. Mr. Taylor is the brother of Jeffrey W. Taylor and Cindy Taylor Bleil.

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

     CINDY TAYLOR BLEIL is a Director of the Company. Ms. Bleil is active in civic and charitable organizations and is a private investor. Ms. Bleil is the sister of Jeffrey W. Taylor and Bruce W. Taylor.

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

     RONALD EMANUEL is a Director of the Company. Since 1979, Mr. Emanuel has been President of ATI Carriage House, Inc., a retail furniture distributor.

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

     MELVIN E. PEARL is a Director of the Company and was formerly a Director of CTFG from its inception in 1984 until the closing of the Split-Off Transactions. Mr. Pearl has been a Partner with the law firm of Katten Muchin Zavis since 1977.

     MARK L. YEAGER is a Director of the Company. Since 1981, Mr. Yeager has been a Partner with the law firm of McDermott, Will & Emery.

TERMS OF OFFICE

     Each member of the Board of Directors of the Company is elected annually. All officers of the Company serve at the pleasure of the Board of Directors.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Chief Executive Officer and the three other executive officers of the Company (collectively, the "Named Officers") in 1999, 1998 and 1997. The Company was incorporated on October 9, 1996 and commenced operations in February 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                                       COMPENSATION
                                                    ANNUAL COMPENSATION           -----------------------
                                             ----------------------------------   RESTRICTED
                                                                      OTHER         STOCK      SECURITIES    ALL OTHER
NAME AND PRINCIPAL                                                    ANNUAL        AWARD      UNDERLYING   COMPENSATION
POSITION                              YEAR    SALARY     BONUS     COMPENSATION     (#)(1)     OPTIONS(#)       (2)
------------------                    ----   --------   --------   ------------   ----------   ----------   ------------
Jeffrey W. Taylor,                    1999   $448,296   $226,879          --            --           --       $ 50,059(3)a
Chairman of the Board and             1998    444,510     50,868          --            --           --         46,625(3)b
Executive Officer of the Company      1997    358,623    240,255          --            --           --         43,265

Bruce W. Taylor,                      1999   $443,568   $224,486          --            --           --       $ 45,703(4)a
President of the Company              1998    439,818     48,868          --            --           --         38,130(4)b
                                      1997    350,063    237,875          --            --           --         37,782

Sidney J. Taylor,(7)                  1999   $300,000         --          --            --           --       $170,859(5)a
Chairman of the Executive             1998    300,000   $ 16,300          --            --           --        163,859(5)b
Committee of the Company              1997    264,808     16,560          --            --           --        171,674

J. Christopher Alstrin,               1999   $232,875   $ 76,522          --            --        6,200       $  2,644(6)a
Chief Financial Officer of            1998    230,906     41,780          --            --        6,200          2,598(6)b
the Company                           1997    196,615     67,500     $45,700        18,182        6,200         31,245

---------------

(1) As of December 31, 1999, Mr. Alstrin was the only Named Officer that held any restricted common stock of the Company. Mr. Alstrin's 18,182 shares of restricted stock, which were issued in 1997, had an aggregate fair value of $527,278 at December 31, 1999. This fair value was calculated by using a per share value of $29, as determined by a third party appraisal. Dividends on the restricted shares are paid to Mr. Alstrin as they are declared.

(2) As of March 2000, the Company had not completed its 1999 contribution allocation to the Named Officers in connection with the Company's deferred compensation plan and 401(k)/Profit Sharing and ESOP Plan. Therefore, these amounts have not been included in the "All Other Compensation" column for 1999.

(3) (a) Represents the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

    (b) Includes $1,228 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $45,397 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

(4) (a) Represents the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

    (b) Includes $994 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $37,136 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

(5) (a) Represents the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

     (b)Includes $84,320 for reimbursement of premiums paid by Mr. Taylor for split-dollar life insurance and $79,539 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Taylor.

(6) (a) Represents the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Alstrin.

     (b)Includes $450 for reimbursement of premiums paid by Mr. Alstrin for split-dollar life insurance and $2,148 representing the full dollar value of all premiums paid by the Company for split-dollar life insurance for Mr. Alstrin.

(7) Mr. Sidney Taylor resigned as Chairman of the Executive Committee and as a Director of the Company and the Bank in February 1999.

     The following table provides information on grants of stock options in 1999 to the Named Officers pursuant to the Company's 1999 Incentive Compensation Plan. The Company has never granted any of the Named Officers stock appreciation rights.

                             OPTION GRANTS IN 1999

                                  INDIVIDUAL GRANTS                                   POTENTIAL REALIZABLE
                            ------------------------------                              VALUE AT ASSUMED
                               NUMBER OF       % OF TOTAL                             ANNUAL RATES OF STOCK
                              SECURITIES        OPTIONS                              PRICE APPRECIATION FOR
                              UNDERLYING       GRANTED TO    EXERCISE                    OPTION TERMS(1)
                            OPTIONS GRANTED   EMPLOYEES IN    PRICE     EXPIRATION   -----------------------
NAME                            (#)(2)            1999        ($/SH)       DATE        5% ($)      10% ($)
----                        ---------------   ------------   --------   ----------   ----------   ----------
Jeffrey W. Taylor.........          --             --           --            --            --           --
Bruce W. Taylor...........          --             --           --            --            --           --
Sidney J. Taylor..........          --             --           --            --            --           --
J. Christopher Alstrin....       6,200            4.9%         $27       2/25/09      $105,277     $266,792

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

     The following table provides information on the unexercised options of the Named Officers outstanding as of December 31, 1999. None of the Named Officers exercised any options during 1999.

                          YEAR END 1999 OPTION VALUES

                                             NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                                 AT DECEMBER 31, 1999(#)          AT DECEMBER 31, 1999(1)
                                             --------------------------------   ----------------------------
NAME                                         EXERCISABLE       UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         ------------      --------------   -----------    -------------
Jeffrey W. Taylor..........................        --                  --              --              --
Bruce W. Taylor............................        --                  --              --              --
Sidney J. Taylor...........................        --                  --              --              --
J. Christopher Alstrin.....................     3,720              14,880         $22,320         $58,280

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

---------------

(1) This value is calculated by subtracting the exercise price per share from the fair value at December 31, 1999, of the Company's common stock of $29, as determined by a third party appraisal.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive an annual fee of $10,000 and an attendance fee of $750 for each Board meeting attended and $650 for each committee meeting attended. The Chairman of each committee receives an additional $1,000 for chairing a committee. In addition, all directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for service as a director.

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

CHANGE OF CONTROL POLICY

     The Company has established a change of control policy to provide certain benefits to J. Christopher Alstrin and certain other senior managers. The policy provides that upon termination due to a change of control of the Company, any stock options held by the said senior manager will be fully exercisable and any contributions to the Company's deferred compensation plan will become fully vested. In addition, each senior manager will receive a change of control severance payment in an amount which will range from one and one-half times such senior manager's base salary plus the Past Performance Amount to two and one-half times base salary plus the Past Performance Amount. The senior manager will also receive medical benefits and outplacement assistance for a defined period following termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the Common Stock of the Company beneficially owned as of March 3, 2000 by (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each Named Officer and (iv) all directors and executive officers of the Company as a group. Collectively, such stockholders set forth below constitute the "Taylor Group." Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, will have sole investment and voting power with respect to such shares, subject to

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

community property laws where applicable. Except as set forth below, the address of each of the stockholders named below is the Company's principal executive and administrative office.

                                                               NUMBER OF SHARES      PERCENT OF
NAME                                                          BENEFICIALLY OWNED   COMMON STOCK(1)
----                                                          ------------------   ---------------
Iris A. Taylor(2)(3)........................................      2,397,190             51.8%
Sidney J. Taylor(4).........................................         40,540                *
Jeffrey W. Taylor(2)(5)(6)..................................      3,500,546             75.7
Bruce W. Taylor(2)(6).......................................      3,513,106             75.9
Cindy Taylor Bleil(2)(6)....................................      3,358,876             72.6
Voting Trust dated November 1998............................      2,244,990             48.5
Taylor Family Partnership...................................        974,006             21.1
J. Christopher Alstrin......................................         18,182                *
Company's 401(k)/Profit Sharing and Employee Stock Ownership
  Plan......................................................        340,251              7.4
Melvin E. Pearl.............................................          2,000                *
Adelyn Dougherty............................................          2,000                *
Ronald Emanuel..............................................          2,000                *
Edward McGowan..............................................          2,000                *
Richard Tinberg.............................................          2,000                *
Mark L. Yeager..............................................          2,000                *
All directors and executive officers as a group (10
  persons)..................................................      3,964,718             85.7

---------------

 *  Less than 1 %.

(1) Percentage of beneficial ownership is based on 4,626,160 shares of common stock of the Company outstanding as of March 3, 2000.

(2) Includes 2,244,990 shares held by a Voting Trust dated November 30, 1998 of which Iris A. Taylor, Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Bleil each serve as trustees.

(3) Excludes 40,540 shares beneficially owned by Iris A. Taylor's husband, Sidney J. Taylor, of which shares Iris A. Taylor disclaims beneficial ownership.

(4) Excludes 2,397,190 shares beneficially owned by Sidney J. Taylor's wife, Iris A. Taylor, of which shares Sidney J. Taylor disclaims beneficial ownership.

(5) Includes a 40,700 shares held in trust for the benefit of Jeffrey W. Taylor's spouse and 700 shares held by Jeffrey W. Taylor's children.

(6) Includes 974,006 shares held by the Taylor Family Partnership, L.P. of which Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Bleil share voting and investment power.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the directors and officers of the Company and of the Bank and members of their immediate families, and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in certificates of deposit. Management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of the Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. All future material transactions and loans, and any forgiveness of loans, will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. As of December 31, 1999, the aggregate outstanding amount of all loans which individually exceed $60,000 to officers and directors of the Company, and members of their immediate families and firms and corporations in which they have at least a 10% beneficial interest was approximately $23.0 million. The Company relies on its directors and executive officers for identification of loans to their related interests.

     The Company's primary insurance brokers are Dann Brothers, Inc., which provides property and casualty insurance brokerage services. Each of Russell Dann and Scott Dann, brothers-in-law of Jeffrey W. Taylor, beneficially owns approximately 25% of the capital stock of Dann Brothers, Inc. For the year ended December 31, 1999, the Company paid total premiums of approximately $291,000 to Dann Brothers, Inc. in connection with various insurance policies.

     Two of the Company's primary legal counsel are Katten Muchin Zavis and McDermott, Will & Emery. Mr. Melvin E. Pearl, a Director of the Company, is a Partner with the law firm of Katten Muchin Zavis and Mark L. Yeager, a Director of the Company, is a Partner with the law firm of McDermott, Will & Emery. For the year ended December 31, 1999, the Company paid legal fees to Katten Muchin Zavis and McDermott, Will & Emery totaling approximately $405,000 and $2,705,000, respectively.

                           TAYLOR CAPITAL GROUP, INC.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  DOCUMENTS FILED AS PART OF THIS FORM 10-K

(a)(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED ON PAGES 57 THROUGH 98 OF THIS REPORT:

        Balance Sheets -- Successor Basis -- Taylor Capital Group, Inc. -- Consolidated -- December 31, 1999 and 1998

        Statements of Income -- Successor Basis -- Taylor Capital Group,
        Inc. -- Consolidated For the Years Ended December 31, 1999 and 1998 and for the Period of February 12, 1997 to December 31, 1997; Predecessor Basis -- Cole Taylor Bank -- For the Period of January 1, 1997 to February 11, 1997

        Statements of Changes in Stockholders' Equity -- Successor
        Basis -- Taylor Capital Group, Inc. -- Consolidated For the Years Ended December 31, 1999 and 1998 and For the Period of February 12, 1997 to December 31, 1997; Predecessor Basis -- Cole Taylor Bank -- For the Period January 1, 1997 to February 11, 1997

        Statements of Cash Flows -- Successor Basis -- Taylor Capital Group, Inc. -- Consolidated For the Years Ended December 31, 1999 and 1998 and For the Period of February 12, 1997 to December 31, 1997; Predecessor Basis -- Cole Taylor Bank -- For the Period of January 1, 1997 to February 11, 1997

        Notes to Financial Statements

        Independent Auditors' Report

(a)(2) NO FINANCIAL STATEMENT SCHEDULES ARE INCLUDED BECAUSE SUCH SCHEDULES ARE NOT REQUIRED OR THE INFORMATION REQUIRED HAS BEEN PRESENTED IN THE AFOREMENTIONED FINANCIAL STATEMENTS.

(a)(3)  EXHIBITS:

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
3.1       Certificate of Incorporation of the        Incorporated by reference to Exhibit
            Registrant                                 3.1.1 to the Registration Statement on
                                                       Form S-1 (No. 333-14713)
3.2       Certificate of Designation of the          Incorporated by reference to Exhibit
            Preferred Stock                            3.1.2 to the Registration Statement on
                                                       Form S-1 (No. 333-14713)
3.3       Bylaws of the Registrant                   Incorporated by reference to Exhibit 3.2
                                                       to the Registration Statement on Form
                                                       S-1 (No. 333-14713)
4.1       Specimen of Certificate for the 9%         Incorporated by reference to Exhibit 4
            Noncumulative Perpetual Preferred          to the Registration Statement on Form
            Stock, Series A                            S-1 (No. 333-14713)
10.1      Loan Agreement Between LaSalle National    Incorporated by reference to Exhibit
            Bank and Taylor Capital Group, Inc.        10.1 to the Registration Statement on
                                                       Form S-1 (No. 333-14713)
10.2      Safekeeping Agreement Between LaSalle      Incorporated by reference to Exhibit
            National Bank and Taylor Capital           10.1(a) to the Registration Statement
            Group, Inc.                                on Form S-1 (No. 333-14713)

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
10.3      First Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the March 31, 1997 Form 10-Q
            Taylor Capital Group, Inc.
10.4      Second Amendment to Loan Agreement         Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.4 to the December 31, 1997 Form
            Taylor Capital Group, Inc.                 10-K
10.5      Third Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the March 31, 1998 Form 10-Q
            Taylor Capital Group, Inc.
10.6      Fourth Amendment to Loan Agreement         Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the June 30,1998 Form 10-Q
            Taylor Capital Group, Inc.
10.7      Fifth Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.2 to the June 30, 1998 Form 10-Q
            Taylor Capital Group, Inc.
10.8      Sixth Amendment to Loan Agreement          Incorporated by reference to Exhibit
            Between LaSalle National Bank and          10.1 to the September 30, 1998 Form
            Taylor Capital Group, Inc.                 10-Q
10.9      Amended and Restated Third Party           Incorporated by reference to Exhibit
            Safekeeping Agreement                      10.2 to the September 30, 1998 Form
                                                       10-Q
10.10     Security Agreement and Assignment of       Incorporated by reference to Exhibit
            European American Bank Safekeeping         10.3 to the September 30, 1998 Form
            Account                                    10-Q
10.11     Taylor Capital Group, Inc. Deferred        Incorporated by reference to Exhibit
            Compensation Plan*                         10.7 to the Registration Statement on
                                                       Form S-1 (No. 333-14713)
10.12     Agreement among Taylor Capital Group,      Incorporated by reference to Exhibit
            Inc., Cole Taylor Financial Group,         10.4 to the Registration Statement on
            Inc. and the Taylor Family                 Form S-1 (No. 333-14713)
10.13     Indemnity Agreement by and among Taylor    Incorporated by reference to Exhibit
            Capital Group, Inc. and The Taylor         10.5 to the Registration Statement on
            Family                                     Form S-1 (No. 333-14713)
10.14     Taylor Capital Group, Inc. 401(k)/Profit   Incorporated by reference to Exhibit
            Sharing and Employee Stock Ownership       10.8 to the December 31, 1997 Form
            Plan *                                     10-K
10.15     Taylor Capital Group, Inc. Incentive       Incorporated by reference to Exhibit
            Compensation Plan*                         10.9 to the December 31, 1997 Form
                                                       10-K
10.16     Form of Non-Qualified Stock Option         Incorporated by reference to Exhibit
            agreement with employees*                  10.10 to the December 31, 1997 Form
                                                       10-K

EXHIBIT
NUMBER                  DESCRIPTION                              METHOD OF FILING
-------                 -----------                              ----------------
10.17     Form of Stock Transfer Agreement for       Incorporated by reference to Exhibit
            Stock Option Grants*                       10.11 to the December 31, 1997 Form
                                                       10-K
10.18     Form of Restricted Stock Award agreement   Incorporated by reference to Exhibit
            with recipients*                           10.12 to the December 31, 1997 Form
                                                       10-K
10.19     Form of Stock Transfer Agreement for       Incorporated by reference to Exhibit
            Restricted Stock Awards*                   10.13 to the December 31, 1997 Form
                                                       10-K
10.20     Taylor Capital Group, Inc. 1997            Incorporated by reference to Exhibit
            Long-Term Incentive Plan*                  10.14 to the December 31, 1997 Form
                                                       10-K
10.21     Servicing Rights Sale Agreement Between    Incorporated by reference to Exhibit
            Cole Taylor Bank and First Nationwide      10.15 to the December 31, 1997 Form
            Mortgage Corporation                       10-K
10.22     Stock Purchase Agreement Between Jeffrey   Incorporated by reference to Exhibit
            W. Taylor and Cindy Taylor Bleil, as       10.22 to the December 31, 1998 Form
            sellers, and Taylor Capital Group,         10-K
            Inc. Profit Sharing and Employee Stock
            Ownership Trust, as buyer and Taylor
            Capital Group, Inc.
10.23     ESOP Loan and Pledge Agreement between     Incorporated by reference to Exhibit
            Taylor Capital Group, Inc. and Taylor      10.23 to the December 31, 1998 Form
            Capital Group, Inc. Profit Sharing and     10-K
            employee Stock Ownership Trust
10.24     First Amendment of Taylor Capital Group,   Incorporated by reference to Exhibit
            Inc. Deferred Compensation Plan            10.1 to the March 31, 1999 Form 10-Q
10.25     Taylor Capital Group, Inc. Profit          Incorporated by reference to Exhibit
            Sharing and Employee Stock Ownership       10.1 to the June 30, 1999 Form 10-Q
            Plan
10.26     Amendment and Restatement of the Taylor    Incorporated by reference to Exhibit
            Capital Group, Inc. Profit Sharing and     10.2 to the June 30, 1999 Form 10-Q
            Employee Stock Ownership Trust
10.27     Taylor Capital Group, Inc. 401(k) Plan     Incorporated by reference to Exhibit
                                                       10.3 to the June 30, 1999 Form 10-Q
10.28     Taylor Capital Group, Inc. 401(k) Trust    Incorporated by reference to Exhibit
                                                       10.4 to the June 30, 1999 Form 10-Q
10.29     First Amendment of Taylor Capital Group,   Incorporated by reference to Exhibit
            Inc. 401(k) Plan                           10.1 to the September 30, 1999 Form
                                                       10-Q
10.30     $12,000,000 Substitute Revolving Loan      Incorporated by reference to Exhibit
            Agreement Between Taylor Capital           10.3 to the September 30, 1999 Form
            Group, Inc. and LaSalle Bank National      10-Q
            Association
10.31     Seventh Amendment to Revolving Loan        Incorporated by reference to Exhibit
            Agreement Between Taylor Capital           10.3 to the September 30, 1999 Form
            Group, Inc. and LaSalle Bank National      10-Q
            Association
12        Computation of Ratio of Earnings to        Filed with this document Form 10-K
            Fixed Charges
21        List of Subsidiaries                       Filed with this document Form 10-K
27        Financial Data Schedule                    Filed with this document Form 10-K

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     The Company will furnish to any stockholder, upon written request, any exhibit listed above upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b)  REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                           TAYLOR CAPITAL GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2000.

                                            TAYLOR CAPITAL GROUP, INC.

                                            By:    /s/ JEFFREY W. TAYLOR
                                              ----------------------------------
                                                     Jeffrey W. Taylor
                                            Chairman and Chief Executive Officer



                                            By:    /s/ J. CHRISTOPHER ALSTRIN
                                              ----------------------------------
                                                     J. Christopher Alstrin
                                            Chief Financial Officer



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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JEFFREY W. TAYLOR                    Chairman and Chief             March 28, 2000
-----------------------------------------------------      Executive Officer
                  Jeffrey W. Taylor                        (principal executive
                                                           officer)

                 /s/ BRUCE W. TAYLOR                     President and Director         March 28, 2000
-----------------------------------------------------
                   Bruce W. Taylor

             /s/ J. CHRISTOPHER ALSTRIN                  Chief Financial Officer and    March 28, 2000
-----------------------------------------------------      Director (principal
               J. Christopher Alstrin                      financial and accounting
                                                           officer)

                                                         Director
-----------------------------------------------------
                  Cindy Taylor Bleil

                /s/ ADELYN DOUGHERTY                     Director                       March 28, 2000
-----------------------------------------------------
                  Adelyn Dougherty

                 /s/ RONALD EMANUEL                      Director                       March 28, 2000
-----------------------------------------------------
                   Ronald Emanuel

                /s/ EDWARD T. MCGOWAN                    Director                       March 28, 2000
-----------------------------------------------------
                  Edward T. McGowan

                                                         Director
-----------------------------------------------------
                   Melvin E. Pearl

                 /s/ RICHARD TINBERG                     Director                       March 28, 2000
-----------------------------------------------------
                   Richard Tinberg

                 /s/ MARK L. YEAGER                      Director                       March 28, 2000
-----------------------------------------------------
                   Mark L. Yeager

                           TAYLOR CAPITAL GROUP, INC.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           12            -- Computation of Ratio of Earnings to Fixed Charges
           21            -- List of Subsidiaries
           27            -- Financial Data Schedule