Form 10-Q
period 2002-09-30
TAYLOR CAPITAL GROUP INC
filed 2002-11-22
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File No. 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in charter)

Delaware	36-4108550

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification Number)

350 East Dundee Road, Suite 300
Wheeling, Illinois 60090
(Address, including zip code, of principal executive offices)

(847) 537-0020
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant:

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) Yes X No

(2)	has been subject to such filing requirements for the past 90 days Yes No X

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 14, 2002, there were 9,398,780 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents:

Cash and due from banks	$77,956	$70,501

Short-term investments	8,451	17,397

Federal funds sold	15,000	350

Total cash and cash equivalents	101,407	88,248

Investment securities:

Available-for-sale, at fair value	499,259	493,358

Held-to-maturity, at amortized cost (fair value of $914 and $900 at September 30, 2002 and December 31, 2001, respectively)	850	850

Loans held for sale at lower of cost or market	—	1,147

Loans, net of allowance for loan losses of $34,305 and $31,118 at September 30, 2002 and December 31, 2001, respectively	1,811,545	1,709,372

Premises, leasehold improvements and equipment, net	19,717	20,786

Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,863	10,633

Other real estate and repossessed assets, net	107	569

Goodwill, net of amortization of $11,696 at September 30, 2002 and December 31, 2001	23,354	23,354

Other intangible assets, net of amortization of $604 and $359 at September 30, 2002 and December 31, 2001, respectively	549	1,031

Other assets	37,482	41,322

Total assets	$2,505,133	$2,390,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Noninterest-bearing	$424,930	$346,188

Interest-bearing	1,536,330	1,487,501

Total deposits	1,961,260	1,833,689

Short-term borrowings	195,917	244,993

Accrued interest, taxes and other liabilities	31,607	30,072

Accrued litigation settlement	61,900	—

Notes payable and FHLB advances	127,200	111,000

Total liabilities	2,377,884	2,219,754

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized at September 30, 2002, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250

Common stock, $.01 par value; 25,000,000 shares authorized at September 30, 2002; 7,141,152 and 7,067,508 shares issued at September 30, 2002 and December 31, 2001, respectively; 6,819,454 and 6,836,028 shares outstanding at September 30, 2002 and December 31, 2001, respectively	71	71

Surplus	103,475	102,253

Unearned compensation — stock grants	(1,258)	(655)

Retained earnings (deficit)	(17,630)	31,511

Accumulated other comprehensive income	11,425	4,826

Treasury stock, at cost, 321,698 and 231,480 shares at September 30, 2002 and December 31, 2001, respectively	(7,084)	(5,340)

Total stockholders’ equity	127,249	170,916

Total liabilities and stockholders’ equity	$2,505,133	$2,390,670

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Interest income:

Interest and fees on loans	$30,233	$32,885	$88,990	$103,647

Interest and dividends on investment securities:

Taxable	6,174	6,628	18,659	21,036

Tax-exempt	657	807	2,120	2,499

Interest on cash equivalents	120	516	304	1,781

Total interest income	37,184	40,836	110,073	128,963

Interest expense:

Deposits	9,043	14,500	27,198	48,445

Short-term borrowings	820	1,842	2,688	7,833

Notes payable and FHLB advances	1,320	1,702	3,837	5,227

Total interest expense	11,183	18,044	33,723	61,505

Net interest income	26,001	22,792	76,350	67,458

Provision for loan losses	2,475	2,450	7,425	6,700

Net interest income after provision for loan losses	23,526	20,342	68,925	60,758

Noninterest income:

Service charges	3,128	3,052	9,174	8,928

Trust fees	1,473	1,666	4,283	4,900

Mortgage-banking activities	64	625	338	1,743

Gain on sale of investment securities, net	2,068	70	2,076	2,311

Other noninterest income	412	135	1,582	1,008

Total noninterest income	7,145	5,548	17,453	18,890

Noninterest expense:

Salaries and employee benefits	9,945	9,888	32,916	29,863

Occupancy of premises	1,738	1,787	4,904	5,102

Furniture and equipment	791	1,220	2,656	3,287

Computer processing	570	571	1,724	1,694

Legal fees, net	1,167	1,634	3,013	4,003

Consulting	473	665	993	1,681

Advertising and public relations	491	335	1,375	635

Goodwill amortization	—	580	—	1,742

Other intangible amortization	139	64	270	179

Litigation settlement charge	(2,609)	—	61,900	—

Other noninterest expense	5,323	3,438	12,381	10,151

Total noninterest expense	18,028	20,182	122,132	58,337

Income (loss) before income taxes	12,643	5,708	(35,754)	21,311

Income taxes	3,754	2,077	9,576	7,609

Net income (loss)	$8,889	$3,631	$(45,330)	$13,702

Preferred dividend requirements	(861)	(861)	(2,582)	(2,582)

Net income (loss) applicable to common stockholders	$8,028	$2,770	$(47,912)	$11,120

Basic earnings (loss) per common share	$1.18	$0.40	$(7.01)	$1.62

Diluted earnings (loss) per common share	1.17	0.40	(7.01)	1.60

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except per share data)

	Series A 9%
	Noncumulative			Unearned		Accumulated
	Perpetual			Compensation	Retained	Other
	Preferred	Common		- Stock	Earnings	Comprehensive	Treasury
	Stock	Stock	Surplus	Grants	/(Deficit)	Income	Stock	Total

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916

Issuance of stock grants	—	—	950	(950)	—	—	—	—

Forfeiture of stock grants	—	—	(113)	24	—	—	—	(89)

Amortization of stock grants	—	—	—	323	—	—	—	323

Exercise of stock options	—	—	331	—	—	—	—	331

Tax benefit on stock options exercised and stock award	—	—	54	—	—	—	—	54

Purchase of treasury stock	—	—	—	—	—	—	(1,744)	(1,744)

Comprehensive income:

Net income (loss)	—	—	—	—	(45,330)	—	—	(45,330)

Other comprehensive income (loss), net of income taxes	—	—	—	—	—	6,599	—	6,599

Total comprehensive income (loss)								(38,731)

Dividends:

Preferred — $1.6875 per share	—	—	—	—	(2,582)	—	—	(2,582)

Common — $0.18 per share	—	—	—	—	(1,229)	—	—	(1,229)

Balance at September 30, 2002	$38,250	$71	$103,475	$(1,258)	$(17,630)	$11,425	$(7,084)	$127,249

Balance at December 31, 2000	$38,250	$70	$101,231	$(1,084)	$19,136	$3,000	$(3,292)	$157,311

Amortization of preferred stock issuance costs	—	—	126	—	(126)	—	—	—

Forfeiture of stock grants	—	—	(19)	4	—	—	—	(15)

Amortization of stock grants	—	—	—	398	—	—	—	398

Exercise of stock options	—	—	510	—	—	—	—	510

Tax benefit on stock options exercised and stock awards	—	—	77	—	—	—	—	77

Purchase of treasury stock	—	—	—	—	—	—	(1,464)	(1,464)

Comprehensive income:

Net income	—	—	—	—	13,702	—	—	13,702

Other comprehensive income, net of income taxes	—	—	—	—	—	6,358	—	6,358

Total comprehensive income								20,060

Dividends:

Preferred — $1.6875 per share	—	—	—	—	(2,582)	—	—	(2,582)

Common — $0.18 per share	—	—	—	—	(1,235)	—	—	(1,235)

Balance at September 30, 2001	$38,250	$70	$101,925	$(682)	$28,895	$9,358	$(4,756)	$173,060

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$(45,330)	$13,702

Adjustments to reconcile net income to net cash provided by operating activities:

Accrued litigation settlement	61,900	—

Investment securities gains, net	(2,076)	(2,311)

Amortization of premiums and discounts, net	523	(86)

Deferred loan fee amortization	(1,615)	(1,440)

Provision for loan losses	7,425	6,700

Loss (gain) on sales of loans originated for sale	21	(1,008)

Loans originated and held for sale	—	(95,963)

Proceeds from sales of loans originated for sale	258	96,883

Depreciation and amortization	2,669	3,258

Amortization of goodwill and intangible assets	270	1,921

Deferred income taxes	(662)	(1,416)

Loss (gain) on sales of other real estate	3	(7)

Gain on the sale of trust business	(400)	—

Provision for other real estate	—	47

Other, net	432	737

Changes in other assets and liabilities:

Accrued interest receivable	(1,240)	2,706

Other assets	2,427	(1,124)

Accrued interest, taxes and other liabilities	1,535	(7,561)

Net cash provided by operating activities	26,140	15,038

Cash flows from investing activities:

Purchases of available-for-sale securities	(140,308)	(165,751)

Proceeds from principal payments and maturities of available-for-sale securities	53,124	130,457

Proceeds from sales of available-for-sale securities	92,988	77,142

Net increase in loans	(107,115)	(81,854)

Net additions to premises, leasehold improvements and equipment	(1,600)	(3,472)

Acquisition of trust business	—	(166)

Proceeds from sales of other real estate	459	202

Net cash used in investing activities	(102,452)	(43,442)

Cash flows from financing activities:

Net increase in deposits	127,571	76,154

Net decrease in short-term borrowings	(49,076)	(58,915)

Repayments of notes payable and FHLB advances	(12,000)	(26,500)

Proceeds from notes payable and FHLB advances	28,200	77,250

Proceeds from exercise of employee stock options	331	510

Purchase of treasury stock	(1,744)	(1,464)

Dividends paid	(3,811)	(3,817)

Net cash provided by financing activities	89,471	63,218

Net increase in cash and cash equivalents	13,159	34,814

Cash and cash equivalents, beginning of period	88,248	67,272

Cash and cash equivalents, end of period	$101,407	$102,086

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)– (Continued)
(in thousands)

	For the Nine Months
	Ended September 30,

	2002	2001

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$33,588	$66,350

Income taxes	7,628	12,076

Supplemental disclosures of noncash investing and financing activities:

Unrealized holding gain on investment securities, net of income taxes	6,599	6,358

Mortgage servicing rights originated	—	66

Loans transferred to other real estate	—	769

Tax benefit associated with exercise of common stock options and stock grants	54	77

Investment securities transferred from held-to-maturity to available-for-sale	—	69,108

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These financial statements contain unaudited information as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with our audited financial statements and the related notes. The income statement data for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results we may achieve for the full year.

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

2. Litigation and Settlement

Overview

In a series of split-off transactions completed on February 12, 1997, the Taylor family acquired a controlling interest in Taylor Capital Group, Inc. (the “Company”) from Reliance (formerly, Cole Taylor Financial Group, Inc.). On February 9, 1998, Reliance filed for bankruptcy. Thereafter, numerous lawsuits were filed that named as defendants the Company, Cole Taylor Bank (the “Bank”), certain directors and officers of the Company and members of the Taylor family (the “Company-related defendants”). From 1998 through October 21, 2002, the Company incurred significant expense and devoted a substantial amount of time in defense of these suits.

The lawsuits relating to the split-off transactions and Reliance included:

•	Class actions brought by Reliance stockholders in District Courts in Texas (consolidated under Sabbia) and Illinois (entitled Graham) in early 1998 (the “Federal court class actions”).

•	Consolidated class action brought by Reliance stockholders in Delaware Chancery Court in September 1998 (the “Delaware suit”).

•	A suit brought by Irwin Cole and members of his family in Delaware Chancery Court in August 1998 (the “Cole suit”).

•	Adversary proceedings brought by the Reliance bankruptcy Estate Representative in the Delaware District Court in September 1998 (the “Estate Representative proceedings”).

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

•	A suit brought by Reliance stockholders in the Circuit Court of Cook County, Illinois in October 1999 (the “Cook County, Illinois suit”).

In addition, in connection with the split-off transactions, the Taylor family agreed to indemnify Reliance for 25% of any losses incurred by Reliance as a result of stock option terminations or litigation related to the split-off transactions. In accordance with the terms of an agreement dated February 6, 1997, the Company agreed to indemnify the Taylor family for losses that the Taylor family may incur as a result of their indemnification agreement with Reliance.

Agreements to Settle Litigation

The Company entered into certain settlement agreements with the plaintiffs and other parties in these cases to halt the substantial expense, inconvenience, and distraction of continued litigation and to eliminate any exposure and uncertainty that may have existed as a result of such litigation.

On May 24, 2002, the Company-related defendants entered into an amended and restated settlement agreement with the Reliance bankruptcy Estate Representative (the “Estate Representative Agreement”). The amended agreement provided that, subject to the Company’s completion of a public offering of trust preferred and common securities and the dismissal of the lawsuits, the Company would pay an amount equal to (1) $65 million, plus (2) a contingent amount based on the offering price of the common shares, minus (3) a minimum of $3.1 million as a partial reimbursement to the Company of offering expenses.

On May 24, 2002, an Effectiveness Agreement was entered into by the Company, the Taylor Defendants, the Estate Representative, the plaintiff class, and the Coles that revised the conditions necessary to declare the Class Settlement Agreement effective. Under the Class Settlement Agreement, the plaintiffs agreed to dismiss with prejudice the Federal court class actions, the Delaware suit, and the Cole suit against the Company-related defendants in exchange for a portion of the Estate Representative settlement proceeds described above.

Our financial statements in 2002 reflect a loss contingency for $61.9 million based upon the actual amount paid under the settlement agreements.

Subsequent Events

On October 21, 2002, the Company completed a concurrent offering of common stock and trust preferred securities. The Company issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, the Company raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable preferred trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by the Company to issue the trust preferred securities (the “Trust”). The Trust is a wholly owned subsidiary of the Company. The trust preferred securities have a liquidation amount of $25.00 per trust preferred security. Proceeds from the sale of the trust preferred securities were invested by the Trust in the 9.75% junior subordinated debentures due 2032 of Taylor Capital Group, Inc. The sole assets of the Trust are these debentures. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2032 or their earlier redemption, in each case at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances. Our obligations with respect to the trust preferred securities and the debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of the Trust under the trust preferred securities. In the future, trust preferred securities will appear on the Company’s balance sheet as “Guaranteed preferred beneficial interest in the 9.75% junior subordinated debentures of Taylor Capital Group, Inc.,” or other similar caption.

Because (i) we own all of the Trust’s voting securities, (ii) the Trust has no independent operations and (iii) we guarantee the payments on the trust preferred securities to the extent described above, under the current accounting rules of the SEC, we are not required to include separate financial statements of the Trust in this Form 10-Q.

From the net proceeds of these offerings the Company paid $61.9 million to the Estate Representative in full satisfaction of the Estate Representative Agreement and Class Settlement Agreement.

On November 6, 2002, the Company sold an additional 337,500 shares of common stock to the underwriters of its initial public offering pursuant to an option granted in connection therewith. The Company received additional net proceeds of $5.2 million in connection with this sale.

The following unaudited pro-forma table shows the impact on our balance sheet and capital ratios as if the stock offerings had occurred on September 30, 2002. The stock offerings include the issuance of the 2,250,000 shares of common stock on October 21st, the additional 337,500 shares of common stock issued on November 6th and the $45.0 million trust preferred offering completed on October 21, 2002.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	Sept. 30, 2002	Pro-forma	Pro-forma
	As Stated	Adjustments	Sept. 30, 2002

	(in thousands)
ASSETS

Total Assets	$2,505,133	$21,783	$2,526,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$2,377,884	$(61,900)	$2,315,984

Guaranteed preferred beneficial interest in the 9.75% junior subordinated debentures due 2032 of Taylor Capital, Group, Inc.	—	45,000	45,000

Stockholders’ equity:

Preferred stock	38,250	—	38,250

Common stock	71	26	97

Surplus	103,475	38,657	142,132

Unearned compensation – stock grants	(1,258)	—	(1,258)

Retained deficit	(17,630)	—	(17,630)

Accumulated other comprehensive income	11,425	—	11,425

Treasury stock	(7,084)	—	(7,084)

Total stockholders’ equity	127,249	38,683	165,932

Total liabilities and stockholders’ equity	$2,505,133	$21,783	$2,526,916

Total capital to risk-weighted assets	5.88%		10.22%

Tier 1 capital to risk-weighted assets	4.63%		8.89%

Leverage to average assets	3.71%		7.14%

The trust preferred securities are included in Tier I capital, up to certain limits, under regulatory guidelines.

In exchange for a reduction in our existing senior debt from a portion of the proceeds of the common and trust preferred offerings, our lender has agreed to provide, in partial replacement of such senior debt, a $10.0 million subordinated term loan. Subordinated notes payable with maturities greater than five years are included in total capital under regulatory guidelines. Giving effect to the subordination of the term debt as of September 30, 2002, the Company’s pro-forma total capital to risk-weighted assets would be 10.73%. The Company expects to complete the subordinated debt transaction prior to the end of 2002.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(in thousands)
Available-for-sale:

U.S. government agency securities	$152,264	$4,425	$—	$156,689

Collateralized mortgage obligations	213,263	7,108	—	220,371

Mortgage-backed securities	60,691	3,312	—	64,003

State and municipal obligations	55,464	2,805	(73)	58,196

Total available-for-sale	481,682	17,650	(73)	499,259

Held-to-maturity:

Other debt securities	850	64	—	914

Total held-to-maturity	850	64	—	914

Total	$482,532	$17,714	$(73)	$500,173

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(in thousands)
Available-for-sale:

U.S. Treasury securities	$10,013	$65	$—	$10,078

U.S. government agency securities	140,710	3,631	(330)	144,011

Collateralized mortgage obligations	192,073	3,351	(1,439)	193,985

Mortgage-backed securities	80,820	1,827	—	82,647

State and municipal obligations	62,317	954	(634)	62,637

Total available-for-sale	485,933	9,828	(2,403)	493,358

Held-to-maturity:

Other debt securities	850	50	—	900

Total held-to-maturity	850	50	—	900

Total	$486,783	$9,878	$(2,403)	$494,258

Gross gains totaling $2.1 million and $2.3 million were realized on the sale of available for sale investment securities during the nine month periods ended September 30, 2002 and 2001, respectively. There were no losses realized on the sale of available for sale investment securities during the nine month periods ended September 30, 2002 and 2001.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”), and Federal Reserve Bank stock of $10.9 million and $10.6 million at September 30, 2002 and December 31, 2001, respectively. These investments are required for membership and are carried at cost.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4. Loans:

Loans classified by type at September 30, 2002 and December 31, 2001 were as follows:

	Sept. 30,	Dec. 31,
	2002	2001

	(in thousands)
Commercial and industrial	$575,043	$521,592

Commercial real estate	458,501	354,214

Real estate-construction	306,499	380,674

Residential real estate mortgages	129,888	160,699

Home equity loans and lines of credit	337,685	273,133

Consumer	37,764	47,572

Other loans	1,065	3,461

Gross loans	1,846,445	1,741,345

Less: Unearned discount	(595)	(855)

Total loans	1,845,850	1,740,490

Less: Allowance for loan losses	(34,305)	(31,118)

Loans, net	$1,811,545	$1,709,372

Nonaccrual and impaired loans at September 30, 2002 were $11.4 million and $15.3 million, respectively.

5. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2002 and December 31, 2001 were as follows:

	Sept. 30	Dec. 31,
	2002	2001

	(in thousands)
NOW accounts	$136,135	$128,515

Savings accounts	89,248	88,181

Money market deposits	477,809	568,120

Certificates of deposit	551,870	517,991

Public time deposits	58,371	72,878

Brokered certificates of deposit	222,897	111,816

Total	$1,536,330	$1,487,501

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Notes Payable and FHLB Advances:

Notes payable and FHLB advances consisted of the following at September 30, 2002 and December 31, 2001:

	Sept. 30,	Dec. 31,
	2002	2001

	(in thousands)
Taylor Capital Group, Inc.:

Term loan bearing interest at prime rate or LIBOR plus 1.15%, with a minimum rate of 3.50%, and a balloon payment of $23 million due on April 30, 2003; interest rates at September 30, 2002 and December 31, 2001 were 3.50% and 3.54%, respectively	$23,000	$23,000

$12 million revolving credit facility bearing interest at prime rate or LIBOR plus 1.15%, with a minimum rate of 3.50%, maturing April 30, 2003; weighted average interest rates at September 30, 2002 and December 31, 2001 were 3.50% and 3.05%, respectively	4,200	3,000

Total notes payable	27,200	26,000

Cole Taylor Bank:

FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000

FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000

FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000

FHLB advance – 3.94%, due November 23, 2004	10,000	10,000

FHLB advance – 2.66%, due January 29, 2003	15,000	—

Total FHLB advances	100,000	85,000

Total notes payable and FHLB advances	$127,200	$111,000

As a result of the litigation settlement charge recorded in the second quarter of 2002, the Company was not in compliance with a financial covenant in the loan agreement related to holding company leverage. The lender waived compliance with the holding company leverage covenant as of June 30 and September 30, 2002 and suspended compliance with it from June 30, 2002 through completion of the Company’s initial public offering. Absent this waiver, the Company’s ability to declare and pay dividends would have been restricted. After giving effect to the concurrent offerings of the common stock and trust preferred securities completed in October 2002, the Company is in compliance with this financial covenant.

On July 1, 2002, the Company received a commitment from the lender to provide a $10.0 million subordinated term loan upon completion of the concurrent common stock and trust preferred securities offerings and repayment of the existing term debt. Prior to the end of 2002, we expect to reduce our term notes payable to $500,000 and draw on our subordinated debt commitment in the amount of $10.0 million. The subordinated debt will require interest-only payments until 2009, with a balloon payment at maturity.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Comprehensive Income:

The following table presents comprehensive income (loss) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(in thousands)
Net income (loss), as reported	$8,889	$3,631	$(45,330)	$13,702

Other comprehensive income:

Change in unrealized gains on available-for-sale securities	5,097	5,372	12,228	12,093

Less: reclassification adjustment for gains included in net income	(2,068)	(70)	(2,076)	(2,311)

	3,029	5,302	10,152	9,782

Income tax expense related to other comprehensive income	1,060	1,856	3,553	3,424

Other comprehensive income, net of tax	1,969	3,446	6,599	6,358

Total comprehensive income (loss)	$10,858	$7,077	$(38,731)	$20,060

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only potential common shares for diluted earnings per share. During the periods presented, our common stock was not publicly traded. Therefore, the estimated market value of our common shares was based upon semiannual, independent third party appraisals prepared in connection with the employee benefit plans. Stock options to purchase 504,454 and 383,483 common shares during the three months ended September 30, 2002 and 2001, respectively, and 153,752 common shares during the nine months ended September 30, 2001 were outstanding but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than or equal to the average common share price and, therefore, the effect would have been antidilutive. Because of the net loss during the nine-month period ended September 30, 2002, there is no dilutive effect of stock options for diluted earnings per share.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in thousands, except share and per share amounts)
Net income (loss)	$8,889	$3,631	$(45,330)	$13,702

Less preferred dividend requirements	(861)	(861)	(2,582)	(2,582)

Net income (loss) available to common stockholders	$8,028	$2,770	$(47,912)	$11,120

Weighted average common shares outstanding	6,815,267	6,847,500	6,830,825	6,869,981

Dilutive effect of stock options	28,747	19,052	—	60,067

Diluted weighted average common shares outstanding	6,844,014	6,866,552	6,830,825	6,930,048

Basic earnings (loss) per common share	$1.18	$0.40	$(7.01)	$1.62

Diluted earnings (loss) per common share	$1.17	$0.40	$(7.01)	$1.60

9. Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standard, or SFAS, No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. See the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – New Accounting Pronouncements” for additional details. As of September 30, 2002, we had approximately $23.4 million of goodwill, created from our 1997 acquisition of the Bank, which is no longer subject to amortization beginning on January 1, 2002. Amortization expense related to this goodwill totaled $580,000 during the third quarter of 2001 and $1.7 million during the first nine months of 2001. We tested the goodwill for impairment as of January 1, 2002, and determined that no impairment charge was necessary. We will test the goodwill balance for impairment annually. If at any time impairment exists, pursuant to SFAS No. 142, we will record an impairment loss. No additions, disposals, or impairment charges were recorded to goodwill during the first nine months of 2002.

The following table shows the impact of goodwill amortization expense on net income (loss) and basic and diluted earnings (loss) per common share for the three month and nine month periods ending September 30, 2002 and 2001.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in thousands, except share and per share amounts)
Reported net income (loss)	$8,889	$3,631	$(45,330)	$13,702

Add back: Goodwill amortization	—	580	—	1,742

Adjusted net income (loss)	8,889	4,211	(45,330)	15,444

Less preferred dividend requirements	(861)	(861)	(2,582)	(2,582)

Adjusted net income (loss) available to common stockholders	$8,028	$3,350	$(47,912)	$12,862

Basic earnings (loss) per common share:

Reported basic earnings (loss) per share	$1.18	$0.40	$(7.01)	$1.62

Effect of goodwill amortization	—	0.09	—	0.25

Adjusted basic earnings (loss) per common share	$1.18	$0.49	$(7.01)	$1.87

Diluted earnings (loss) per common share:

Reported diluted earnings (loss) per share	$1.17	$0.40	$(7.01)	$1.60

Effect of goodwill amortization	—	0.09	—	0.25

Adjusted diluted earnings (loss) per common share	$1.17	$0.49	$(7.01)	$1.85

At September 30, 2002, the Company also had a net balance of $549,000 consisting of other intangible assets that relate to the purchase of certain lines of trust business. The gross carrying amount totaled $1.2 million as of September 30, 2002 with accumulated amortization of $604,000. The intangible asset was reduced by $212,000 during the third quarter of 2002 because of the sale of a portion of the trust line of business. Amortization expense for these intangible assets was $270,000 during the first nine months of 2002. The estimated amortization expense for these assets is expected to be $96,000 from the period of October 1, 2002 to December 31, 2002, $385,000 during the year ending December 31, 2003, and $13,000 annually for the years ended December 31, 2004, 2005, and 2006.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Wheeling, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our commercial bank subsidiary, Cole Taylor Bank. The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and Registration Statement on Form S-1 (Reg. No. 333-89158) which contain audited financial statements of Taylor Capital Group, Inc. as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Event Subsequent to September 30, 2002

On October 21, 2002, we completed a concurrent offering of common stock and trust preferred securities. In the common stock offering, we issued 2,250,000 shares of our $0.01 par value common stock at an initial public offering price of $16.50 per share. On November 6, 2002, our underwriters exercised an option to purchase 337,500 additional shares to cover over-allotments. This option was granted in connection with our initial public offering, and we received additional net proceeds of $5.2 million in connection with this sale. In the trust preferred securities offering, our wholly-owned subsidiary, TAYC Capital Trust I issued $45.0 million of trust preferred securities. Owners of the trust preferred securities are entitled to quarterly cumulative cash distributions on the securities at an annual rate of 9.75%, and the securities have a $25.00 liquidation amount per security. After allowing for the underwriter’s discount and estimated offering expenses, we expect net proceeds from the concurrent offerings and exercise of the underwriters’ over-allotment option to be $80.8 million. We used $61.9 million of the net proceeds from the offerings on October 21, 2002 to fully satisfy our obligations under the litigation settlement agreements described in the section captioned “Notes to Consolidated Financial Statements – Litigation and Settlement.” We expect to use $16.7 million of the net proceeds to reduce our outstanding indebtedness under our notes payable. The remainder of the net proceeds will be used for general corporate purposes. The net proceeds will be invested in short-term, investment grade, interest-earning instruments until the proceeds are used.

OVERVIEW

Net income for the third quarter of 2002 was $8.9 million, or $1.17 per diluted common share, compared to $3.6 million, or $0.40 per common share for the same period in 2001. The increase in net income during the third quarter of 2002 was largely due to a $3.2 million increase in net interest income, a $2.6 million adjustment to the litigation settlement charge, and a $2.1 million gain on the sale of available-for-sale investment securities.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

We recorded a net loss of $45.3 million, or $7.01 per common share, for the first nine months of 2002. Net income for the first nine months of 2001 was $13.7 million, or $1.60 per diluted common share. The net loss for the year-to-date 2002 period was due to the $61.9 million litigation settlement charge. Additionally, a number of other matters arising in 2002 and 2001 impact the comparability of net income between the two year-to-date periods. Net income in 2002 was positively impacted by the adoption of a new accounting standard on January 1, 2002, that eliminated the amortization expense on our goodwill. Goodwill amortization for the first nine months of 2001 was $1.7 million. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details. Net income in 2002 was also impacted by the execution to date of our strategic plan adopted in the fall of 2001. Non-interest income in 2002 declined $1.6 million as a result of the reduced revenues from mortgage banking activities and fiduciary trust services. Non-interest expense in 2002 was also negatively impacted by the recognition of $1.7 million of severance and outplacement costs relating to our internal reorganization. The impact of these matters is described in more detail below.

Excluding the settlement charge, our annualized return on assets was 1.02% and 0.91% during the third quarter of 2002 and the nine months ended September 30, 2002, respectively. In addition, the annualized return on equity, without considering the settlement charge, was 20.6% and 14.0% during the third quarter and the first nine months of 2002, respectively. In comparison, the annualized return on assets was 0.62% and 0.78% during the third quarter of 2001 and the first nine months of 2001, respectively, while the annualized return on equity was 8.7% during the third quarter of 2001 and 11.2% during the year-to-date 2001 period.

Total assets were $2.51 billion at September 30, 2002, an increase of $114.5 million, or 4.8%, over year-end 2001. During the first nine months of 2002, total gross loans grew to $1.85 billion, an increase of $105.1 million, or 6.0%, compared to total gross loans of $1.74 billion at December 31, 2001. Total deposits were $1.96 billion, an increase of $127.6 million, or 7.0%, compared to total deposits of $1.83 billion at December 31, 2001. Stockholders’ equity was $127.2 million at September 30, 2002, a decrease of $43.7 million compared to $171.0 million at December 31, 2001.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income earned on interest-earning assets, including investment securities and loans, and total interest expense paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities and the level of rates earned or paid on those assets and liabilities.

Three Months Ended September 30, 2002 as Compared to Three Months Ended September 30, 2001. Net interest income was $26.0 million during the third quarter of 2002 compared to $22.8 million during the third quarter of 2001, an increase of $3.2 million or 14.1%. With an

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

adjustment for tax-exempt income, our consolidated net interest income for the three month period ended September 30, 2002 was $26.4 million as compared to $23.3 million during the same three month period in 2001, an increase of $3.1 million, or 13.2%. An increase in average interest-earning assets as well as a higher net interest margin produced the increase in both the net interest income and the tax-equivalent net interest income. Net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, increased to 4.50% during the third quarter of 2002 as compared to 4.20% during the same quarter in 2001. The significant decline in market interest rates between the two periods caused both the yield on interest-earning assets and the cost of interest-bearing liabilities to fall. However, the decline in the cost of interest-bearing liabilities was larger, resulting in an overall increase in the net interest margin. Between the two periods, the cost of interest-bearing liabilities declined 159 basis points, while the yield on interest-earning assets declined by 104 basis points. The larger decline in the cost of interest-bearing liabilities also caused the net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, to increase to 4.02% in the third quarter of 2002 as compared to 3.47% during the same quarter in 2001.

Average interest-earning assets during the third quarter of 2002 totaled $2.34 billion, an increase of $125.0 million, or 5.7%, as compared to average interest-earning assets of $2.21 billion during the third quarter of 2001. The growth in average interest-earning assets occurred in the loan portfolio as average loan balances increased $151.7 million, or 9.1%, to $1.81 billion during the third quarter of 2002 from $1.66 billion during the third quarter of 2001. Higher average commercial and commercial real estate loans of $97.9 million and home equity and consumer loans of $105.7 million produced the growth in total loans. The yield on loans declined to 6.64% during the third quarter of 2002 as compared to 7.89% during the third quarter of 2001. Declining market interest rates, including a 475 basis point decline in the Bank’s prime lending rate during 2001, caused the decline in the yield because much of the commercial loan and home equity line portfolios are indexed to the Bank’s prime lending rate. On the funding side, the rapidly declining interest rate environment also lowered our cost of funds. The cost of interest-bearing liabilities decreased to 2.38% during the three months ended September 30, 2002 as compared to 3.97% during the same period in 2001, with both the cost of deposits and borrowing declining by 159 basis points between the two periods. As interest rates declined, the Bank was able to lower interest rates on deposit products and replace some maturing certificates of deposit and borrowings with lower costing funds.

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001. Net interest income was $76.4 million during the first nine months of 2002 compared to $67.5 million during the same nine month period in 2001, an increase of $8.9 million or 13.2%. With an adjustment for tax-exempt income, consolidated net interest income, for the year-to-date 2002 period was $77.7 million as compared to $69.1 million during the same period in 2001, an increase of $8.6 million, or 12.5%. Similar to the quarterly comparison, an increase in both average interest-earning assets and the net interest margin combined to produce the increase. The net interest margin increased to 4.50% during the first nine months of 2002 as compared to 4.16% during the same nine month period in 2001. With the decline in market interest rates between the two periods, a larger decrease in the cost of interest-bearing liabilities, as compared

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

to interest-earning assets, produced the increase in the net interest margin. On the asset side, the yield earned on average interest-earning assets declined by 141 basis points, with the loan yield declining by 174 basis points. On the funding side, the cost of interest-bearing liabilities declined 209 basis points to 2.43% during the nine month period ended September 30, 2002 from 4.52% during the same period in 2001. Between the two periods, the cost of deposits declined by 207 basis points, while the cost of borrowings declined by 220 basis points. The larger decline in the cost of interest-bearing liabilities also caused the net interest spread to increase to 4.03% in the first nine months of 2002 as compared to 3.35% during the same period in 2001.

Average interest-earning assets during the nine month period ended September 30, 2002 totaled $2.31 billion, an increase of $88.4 million, or 4.0%, as compared to average interest-earning assets of $2.22 billion during the same period in 2001. As with the quarterly comparison, the growth in average interest-earning assets occurred in average loan balances, which increased by $133.7 million, or 8.1%, during the year-to-date 2002 period. Higher average commercial and commercial real estate loans of $85.0 million and home equity and consumer loans of $97.8 million produced the growth in total loans.

On November 6, 2002, the Federal Reserve Bank lowered the federal funds target rate by 50 basis points. Shortly thereafter, we lowered our internal Prime rate that is the index for a large portion of our loan portfolio. Our internal analysis at September 30, 2002 indicated that a decrease in market interest rates could have a negative impact on our net interest margin and, therefore, our net interest income. Accordingly, we expect downward pressure on our net interest margin and are currently evaluating strategies to minimize that impact. Our simulation analysis at September 30, 2002 indicated net interest income at risk in a 100 basis point falling rate scenario at $2.9 million over a one-year horizon. See the section captioned “Quantitative and Qualitative Disclosure about Market Interest Rates” for a discussion of our simulation analysis.

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% tax rate.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Three Months Ended September 30,

	2002			2001

			YIELD/			YIELD/
	AVERAGE		RATE	AVERAGE		RATE
	BALANCE	INTEREST	(%)(6)	BALANCE	INTEREST	(%)(6)

				(in thousands)
INTEREST-EARNING ASSETS:

Investment securities(1):

Taxable	$442,083	$6,174	5.59%	$426,828	$6,628	6.21%

Tax-exempt (tax equivalent)(2)	55,460	1,021	7.36	65,359	1,265	7.74

Total investment securities	497,543	7,195	5.78	492,187	7,893	6.41

Cash Equivalents	28,022	120	1.68	60,087	516	3.36

Loans(3):

Commercial and commercial real estate	1,304,377	21,829	6.55	1,206,456	23,666	7.68

Residential real estate mortgages	132,998	2,305	6.93	184,893	3,510	7.59

Home equity and consumer	373,187	5,358	5.70	267,512	5,051	7.49

Fees on loans		787			733

Net loans (tax equivalent)	1,810,562	30,279	6.64	1,658,861	32,960	7.89

Total interest-earning assets	2,336,127	37,594	6.40	2,211,135	41,369	7.44

Allowance for loan losses	(33,701)			(32,243)

NON-EARNING ASSETS:

Cash and due from banks	60,546			58,653

Accrued interest and other assets	97,578			95,621

TOTAL ASSETS	$2,460,550			$2,333,166

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits:

Interest-bearing demand deposits	$593,559	2,097	1.40	$584,359	4,114	2.79

Savings deposits	89,427	210	0.93	88,540	299	1.34

Time deposits	837,583	6,736	3.19	784,301	10,087	5.10

Total interest-bearing deposits	1,520,569	9,043	2.36	1,457,200	14,500	3.95

Short-term borrowings	218,521	820	1.49	218,779	1,842	3.34

Notes payable and FHLB advances	127,228	1,320	4.06	128,310	1,702	5.19

Total interest-bearing liabilities	1,866,318	11,183	2.38	1,804,289	18,044	3.97

NONINTEREST-BEARING LIABILITIES:

Noninterest-bearing deposits	377,220			329,750

Accrued interest and other liabilities	94,844			31,125

Total noninterest-bearing liabilities	472,064			360,875

STOCKHOLDERS’ EQUITY	122,168			168,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,460,550			$2,333,166

Net interest income (tax equivalent)		$26,411			$23,325

Net interest spread(4)			4.02%			3.47%

Net interest margin(5)			4.50%			4.20%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Nine Months Ended September 30,

	2002			2001

			YIELD/			YIELD/
	AVERAGE		RATE	AVERAGE		RATE
	BALANCE	INTEREST	(%)(6)	BALANCE	INTEREST	(%)(6)

			(in thousands)
INTEREST-EARNING ASSETS:

Investment securities (1):

Taxable	$443,112	$18,659	5.62%	$445,380	$21,036	6.30%

Tax-exempt (tax equivalent) (2)	58,275	3,292	7.53	66,631	3,915	7.83

Total investment securities	501,387	21,951	5.84	512,011	24,951	6.50

Cash Equivalents	23,421	304	1.71	58,070	1,781	4.04

Loans (3):

Commercial and commercial real estate	1,279,488	63,450	6.54	1,194,491	74,997	8.28

Residential real estate mortgages	142,396	7,632	7.15	191,512	10,853	7.56

Home equity and consumer	358,450	15,652	5.84	260,669	15,969	8.19

Fees on loans		2,399			2,018

Net loans (tax equivalent)	1,780,334	89,133	6.69	1,646,672	103,837	8.43

Total interest-earning assets	2,305,142	111,388	6.46	2,216,753	130,569	7.87

Allowance for loan losses	(32,939)			(31,416)

NON-EARNING ASSETS:

Cash and due from banks	59,169			57,882

Accrued interest and other assets	95,005			94,826

TOTAL ASSETS	$2,426,377			$2,338,045

INTEREST-BEARING LIABILITIES:

Interest-bearing deposits:

Interest-bearing demand deposits	$630,855	6,959	1.47	$494,642	11,322	3.06

Savings deposits	89,500	610	0.91	88,626	971	1.46

Time deposits	779,914	19,629	3.37	859,149	36,152	5.63

Total interest-bearing deposits	1,500,269	27,198	2.42	1,442,417	48,445	4.49

Short-term borrowings	233,306	2,688	1.54	250,246	7,833	4.18

Notes payable and FHLB advances	125,503	3,837	4.03	126,446	5,227	5.45

Total interest-bearing liabilities	1,859,078	33,723	2.43	1,819,109	61,505	4.52

NONINTEREST-BEARING LIABILITIES:

Noninterest-bearing deposits	359,747			323,316

Accrued interest and other liabilities	49,928			32,044

Total noninterest-bearing liabilities	409,675			355,360

STOCKHOLDERS’ EQUITY	157,624			163,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,426,377			$2,338,045

Net interest income (tax equivalent)		$77,665			$69,064

Net interest spread (4)			4.03%			3.35%

Net interest margin (5)			4.50%			4.16%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(in thousands)
Service charges	$3,128	$3,052	$9,174	$8,928

Trust fees	1,473	1,666	4,283	4,900

Mortgage-banking activities	64	625	338	1,743

Gain on sale of trust assets	400	—	400	—

Gain on sale of investment securities, net	2,068	70	2,076	2,311

Other noninterest income	12	135	1,182	1,008

Total noninterest income	$7,145	$5,548	$17,453	$18,890

Our noninterest income was $7.1 million during the third quarter of 2002, a $1.6 million or 28.8% increase over the $5.5 million of noninterest income during the third quarter of 2001. This increase primarily resulted from a $2.0 million increase in gains on the sale of investment securities and a $400,000 gain on the sale of certain fiduciary trust accounts from our trust services area. These increases were partly offset by lower revenues from trust and mortgage-banking operations. On a year-to-date basis, our noninterest income was $17.5 million, or $1.4 million less than the $18.9 million of noninterest income during the first nine months of 2001. Lower trust and mortgage-banking revenues mainly produced the decrease.

Service charges earned on deposit accounts increased a modest 2.4% and 2.7% in the three and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases were primarily a result of the continued decline in the earnings credit rate in 2002. The earnings credit rate determines the amount of credit given to customers for their collected balances and is available to offset account service charges incurred. The earnings credit rate over the nine months ended September 30, 2002 was approximately 250 basis points, or 58%, lower than during the comparable period in 2001. Some business customers increased their demand deposit balances to offset the decline in the earnings credit rate, as the increase in demand deposits during 2002 illustrates.

An upgrade in our service charge application system has resulted in certain customer ATM fees now being included with and reported as deposit service charges. Previously, these fees were reported separately from deposit service charges. Customer ATM fees totaling $301,000 for the nine months ended September 30, 2001 have been reclassified to deposit service charges to maintain comparability between periods.

Our noninterest income has been and will continue to be impacted by the execution of our strategic plan adopted in the fall of 2001. To focus on our targeted customers, we have reduced our mortgage-banking and trust activities. We discontinued originating non-customer first

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

mortgage loans for sale into the secondary market in the fall of 2001. That caused a sharp decline in revenues from mortgage-banking activities during the third quarter of 2002 and the year-to-date 2002 period when compared to the same periods in 2001. Mortgage-banking revenues declined to $64,000 in the third quarter of 2002 from $625,000 in the third quarter of 2001, while year-to-date mortgage-banking revenues dropped to $338,000 in 2002 from $1.7 million in the first nine months of 2001.

We also have de-emphasized and exited some trust activities, including fiduciary personal trust and employee benefit trust services. During the third quarter, we sold a portion of our personal trust and employee benefit trust services and recorded a gain of $400,000. We are also in negotiation to sell additional fiduciary personal trust accounts. We anticipate that this sale will occur prior to the end of 2002. We will continue to offer corporate trust, land trust and tax deferred exchange lines of business. Trust revenues declined by $193,000 to $1.5 million during the third quarter of 2002 as compared to the same quarter in 2001, while year-to-date 2002 trust revenues declined by $617,000 to $4.3 million as compared to the same period in 2001. Most of the decline was produced by higher than expected run-off in the trust business acquired in October 2000.

During the third quarter of 2002, we sold approximately $80 million of U.S. government agency securities at a gain of $2.1 million and reinvested the proceeds in U.S. government agency securities with longer maturities to extend the duration of the investment portfolio. The securities sales in the year-to-date 2001 period resulted from a restructuring of a portion of the investment portfolio in which U.S. government agency securities that were maturing within two years were sold at a gain and replaced with longer-term mortgage related securities.

Other noninterest income principally includes automatic teller machine interchange and surcharge fees earned from non-customers’ use of bank-owned ATMs, stand-by letter of credit fees, safe deposit rentals and fees from financial services. Other noninterest income during the year-to-date 2002 period also included $590,000 of proceeds received from key man life insurance policies.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Salaries and employee benefits	$9,945	$9,888	$32,916	$29,863

Occupancy of premises	1,738	1,787	4,904	5,102

Furniture and equipment	791	1,220	2,656	3,287

Computer processing	570	571	1,724	1,694

Holding company legal fees, net	400	1,110	1,395	2,799

Bank legal fees, net	767	524	1,618	1,204

Consulting	473	665	993	1,681

Advertising and public relations	491	335	1,375	635

Goodwill amortization	—	580	—	1,742

Other intangible amortization	139	64	270	179

Other real estate and repossessed asset expense	54	166	298	166

Litigation settlement charge	(2,609)	—	61,900	—

Other noninterest expense	5,269	3,272	12,083	9,985

Total noninterest expense	$18,028	$20,182	$122,132	$58,337

Noninterest expense was $18.0 million during the third quarter of 2002, a $2.2 million decrease from the $20.2 million of noninterest expense during the third quarter of 2001. The $2.6 million adjustment recorded in the third quarter of 2002 to the litigation settlement charge, a $710,000 decline in holding company legal fees, the elimination of amortization expense on goodwill of $580,000, and lower furniture and equipment expense mainly produced the lower noninterest expense. These decreases were partly offset by higher other noninterest expense.

Noninterest expense was $122.1 million during the first nine months of 2002, compared to $58.3 million during the same year-to-date period in 2001. The $61.9 million litigation settlement charge produced the majority of the increase. Excluding this charge, noninterest expense during 2002 would have been $60.2 million, or $1.9 million higher than the 2001 period. Higher salaries and benefits, advertising and public relations, and other noninterest expense produced the increase. These increases were partly offset by the elimination of goodwill amortization of $1.7 million, a decrease in furniture and equipment expense, lower holding company legal expenses and a reduction in consulting expense.

Salaries and employee benefits expense was $9.9 million during the third quarter of 2002, an increase of $57,000 from the same quarter in 2001 as an increase in base salaries was partly offset by lower incentive compensation accruals. On a year-to-date basis, salaries and benefits were $32.9 million during 2002, a $3.1 million increase over the same nine-month period in 2001. Included in this expense during 2002 was $1.6 million for severance related to the decision to exit some trust lines of business and other executive level management changes. In addition, an increase in base compensation and higher costs associated with the employee benefit

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

plans contributed to the increase in expense. For the first nine months of 2002, we had an average of 533 full-time equivalent employees as compared to an average of 551 full-time equivalent employees during the first nine months of 2001.

Expense relating to occupancy of premises was $1.7 million during the third quarter of 2002, or $49,000 less than during the same quarter in 2001. Year-to-date occupancy expense in 2002 was $4.9 million compared to $5.1 million during the first nine months of 2001. In January 2002, we closed our Cicero branch facility when the lease expired and our customers have been directed to another of our branches located less than one mile from the Cicero facility. We are exploring the option of consolidating our administrative and operational functions into a centralized corporate center. Any such plan might impact our occupancy expense. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

Furniture and equipment expense was $791,000 during the third quarter of 2002, a decrease of $429,000 compared to the expense of $1.2 million during the same period in 2001. For the first nine months of 2002, furniture and equipment expense was $2.7 million, a $631,000 decrease compared to the same period in 2001. Lower depreciation expense produced most of the decrease, as certain technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002.

Holding company legal fees include our costs related to the defense of litigation relating to the split-off transactions described under the caption “Notes to Consolidated Financial Statements — Litigation and Settlement,” as well as general corporate matters. Legal fees have declined in 2001 and 2002 as we discussed a possible settlement of this litigation. Holding company legal fees declined $710,000 to $400,000 in the third quarter of 2002, as compared to $1.1 million during the same quarter in 2001. For the nine month period ended September 30, 2002, holding company legal fees were $1.4 million, as compared to $2.8 million of expense in the same period during 2001. A portion of our defense costs has been submitted to insurance carriers for reimbursement. Although we cannot predict to what extent such costs will be reimbursed, we are expecting additional reimbursements. As a result of the satisfaction of the litigation settlement agreements in October 2002, we expect holding company legal fees for the foreseeable future to consist primarily of general corporate matters.

Bank legal fees relate to collection activities as well as general corporate operations. During the third quarter of 2002, Bank legal fees totaled $767,000 compared to $524,000 in the same quarter a year ago, while year-to-date 2002 legal fees totaled $1.6 million compared to $1.2 million during the same nine month period in 2001. The higher legal fees in 2002 were primarily caused by increased collection activity.

Consulting expense was $473,000 during the first three months ended September 30, 2002, compared to $665,000 during the same period in 2001. For the first nine months of 2002, consulting expense was $993,000, a $688,000 decrease from the same period in 2001. The lower expense in 2002 was due to projects undertaken in 2001 that related to information technology, strategic and facilities planning, and marketing consultation.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Our advertising expense has increased in 2002 and is expected to increase in the future as a result of a new program to increase the visibility of the Bank and public awareness and understanding of our business and product capabilities. Our marketing program also includes a new corporate identity, a more contemporary logo and increased direct advertising in 2003. The expense increased to $491,000 during the third quarter of 2002 from $335,000 during the same quarter in 2001, while the year-to-date expense increased to $1.4 million in 2002 from $635,000 during the first nine months of 2001.

Goodwill amortization expense relates to the goodwill created when we acquired the Bank in 1997. A new accounting standard adopted on January 1, 2002 eliminated the amortization expense on goodwill. At September 30, 2002, we had $23.4 million of goodwill that will no longer be subject to amortization but will be subject to possible write-downs based upon annual impairment testing. Amortization expense on goodwill was $580,000 during the third quarter of 2001 and $1.7 million during the first nine months of 2001. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional information.

Our results of operations during the first nine months of 2002 reflect a $61.9 million charge related to our settlement of the split-off litigation. This settlement was funded with a portion of the net proceeds from the concurrent offerings of common stock and trust preferred securities completed in October 2002. See the section captioned “Notes to Consolidated Financial Statements—Litigation and Settlement” for additional details. The amount of the settlement was based, in part, on the anticipated initial public offering price of our common stock. We recorded an estimated charge of $64.5 million during the second quarter of 2002 when we determined that the settlement of this litigation was probable. When the initial public offering was completed in October 2002, the initial offering price was less than the price assumed in the second quarter. As a result, we recorded a $2.6 million reduction in the charge in the third quarter of 2002 to reflect the difference between the second quarter charge and the amount actually paid.

Other noninterest expense principally includes certain professional fees, FDIC insurance, corporate insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies and printing. Two actions caused the increase in this expense during the third quarter of 2002 and, as a result, the year-to-date 2002 period. First, during the third quarter of 2002, we recorded a $1.0 million charge to establish a reserve related to interest receivable carried in connection with our indirect manufactured housing loan portfolio. Because of negative trends in the manufactured housing industry, we expect that a portion of this asset may not be collectable. Second, we recorded an $856,000 charge related to the termination of a revenue sharing agreement associated with the trust business acquired in October 2000. As part of that acquisition, we had agreed to share a portion of the trust revenues earned on the accounts purchased over the following five years. In connection with our exit of certain fiduciary trust activities we have sold, or are negotiating the sale of, some of the trust accounts that were subject to this revenue sharing agreement.

We also expect our noninterest expense to increase as a result of us becoming a publicly-traded company. Specifically, we expect increases in audit fees, legal fees associated with public

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

reporting, printing costs, proxy solicitation costs, additional directors and officers’ insurance cost and other expenses generally associated with publicly-traded companies.

Income Taxes

We recorded income tax expense of $3.8 million during the third quarter of 2002, resulting in an effective income tax rate of 30%, compared to income tax expense of $2.1 million, or an effective income tax rate of 36% during the same quarter in 2001. No income tax expense was recorded on the $2.6 million reduction in the litigation settlement charge in the third quarter of 2002, resulting in the lower effective income tax rate for that quarter. The higher level of pre-tax income produced the higher tax expense. Despite a net loss during the first nine months of 2002 due to the settlement of litigation, we had income tax expense of $9.6 million. No income tax benefit was recorded with respect to the litigation settlement charge of $61.9 million. During the first nine months of 2001, income tax expense totaled $7.6 million, or a 36% effective income tax rate.

FINANCIAL CONDITION

Overview

Our total assets increased $114.5 million during the first nine months of 2002 to reach $2.51 billion at September 30, 2002. A $102.2 million increase in loans produced most of the increase in total assets. Because of the $61.9 million litigation settlement charge recorded in 2002, stockholders’ equity declined to $127.2 million at September 30, 2002 from $170.9 million at December 31, 2002. After giving effect to the completion of our common stock offering in fourth quarter of 2002, the Company’s stockholders’ equity as of September 30, 2002 would have increased by $38.7 million on a pro forma basis.

Interest-Earning Assets

For the third quarter of 2002, average interest-earning assets increased $125.0 million, or 5.7%, to total $2.34 billion, as compared to $2.21 billion during the same quarter of 2001. For the nine month period ended September 30, 2002, average interest-earning assets increased $88.4 million, or 4.0% to $2.31 billion from $2.22 billion during the same period in 2001. Loan growth was the primary contributor to the expanded level of interest-earning assets.

Total investment securities increased modestly to $500.2 million at September 30, 2002 from $494.3 million at December 31, 2001. During the third quarter of 2002, we sold approximately $80 million of U.S. government agency securities, at a gain of $2.1 million, and reinvested the proceeds in other U.S. government agency securities with longer maturities to extend the duration of the portfolio.

Total loans increased to $1.85 billion at September 30, 2002, an increase of $105.4 million or 6.1% from year-end 2001. Commercial and industrial and commercial real estate loans increased $157.7 million, or 18.0%, as a result of our continued focus on the business banking

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

market. Real estate construction declined $74.2 million, or 19.5%, as a result of softness in the construction market. Residential real estate mortgages declined $30.8 million, or 19.2%, as low interest rates increased mortgage refinancing and we de-emphasized our mortgage business. Home equity loans and lines of credit increased $64.6 million, or 23.6%, which were primarily sourced through mortgage brokers. Consumer loans declined $9.8 million, or 20.6%, as we discontinued origination of indirect auto and manufactured home loans. The percentage of loans extended to consumers, whether as a mortgage, line of credit or other purpose, approximated 27% of the portfolio at both September 30, 2002 and December 31, 2001.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept 30,	Dec. 31,
	2002	2001

	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,786	$3,744

Nonaccrual loans	11,439	13,656

Total nonperforming loans	16,225	17,400

Other real estate	54	322

Other repossessed assets	53	247

Total nonperforming assets	$16,332	$17,969

Nonperforming loans to total loans	0.88%	1.00%

Nonperforming assets to total loans plus repossessed property	0.88%	1.03%

Nonperforming assets to total assets	0.65%	0.75%

At September 30, 2002, our consumer loan portfolio included $21.0 million of loans to consumers secured by manufactured homes. To date, the delinquency and loss experience of our portfolio has not deteriorated materially. However, we are aware of recent industry reports of rising delinquency rates and declining resale values for repossessed units. Therefore, we anticipate that the quality of our manufactured housing loan portfolio may decline in the future, which could lead to higher charge-offs and additional provisions for loan losses.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectable, there can be no assurance that our allowance will prove to be sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Average total loans	$1,810,562	$1,658,861	$1,780,334	$1,646,672

Total loans at end of period	$1,845,850	$1,690,465	$1,845,850	$1,690,465

Allowance for loan losses:

Allowance at beginning of period	$32,918	$32,623	$31,118	$29,568

Total charge-offs	(1,553)	(2,772)	(5,571)	(4,412)

Total recoveries	465	68	1,333	513

Net charge-offs	(1,088)	(2,704)	(4,238)	(3,899)

Provision for loan losses	2,475	2,450	7,425	6,700

Allowance at end of period	$34,305	$32,369	$34,305	$32,369

Annualized net charge-offs to average total loans	0.24%	0.65%	0.32%	0.32%

Allowance to total loans at end of period	1.86%	1.91%	1.86%	1.91%

Allowance to nonperforming loans	211.43%	127.30%	211.43%	127.30%

Net charge-offs for the third quarter of 2002 were $1.1 million, or 0.24% of average loans, while in the year-to-date period, net charge-offs totaled $4.2 million, or 0.32% of average loans. These charge-offs related primarily to loans extended in prior years to companies we believe were adversely impacted by a weakened economy. We recorded a provision for loan losses of $2.5 million during the third quarter and $7.4 million during the first nine months of 2002. Our allowance for loan losses was $34.3 million at September 30, 2002, which represents 1.86% of the end-of-period loan balances and 211.43% of non-performing loans.

Net charge-offs were $2.7 million during third quarter of 2001, or 0.65% of average loans. Net charge-offs were $3.9 million, or 0.32% of average loans, during the first nine months of 2001. We recorded a provision for loan losses of $2.5 million during the third quarter of 2001 and $6.7 million during the nine month period ended September 30, 2001. As a result, the allowance for loan losses was $32.4 million at September 30, 2001, which represented 1.91% of total loan balances and 127.30% of nonperforming loans. Approximately half of the charge-offs in the first nine months of 2001 related to two loans. We also began to experience charge-offs related to loans granted under a nationwide program to finance the acquisition of dental practices. Consistent with our strategic focus on business banking in the Chicago metropolitan area, we discontinued offering that product on a national basis in the fall of 2001.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.5 million during the third quarter of 2002. For the year-to-date 2002 period, our provision for loan losses was $7.4 million, an increase of $725,000, or 10.8%, compared to the same period in 2001. Loan portfolio growth and increased net charge-offs were the primary

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

drivers of the increase in the provision. We expect that our provision for loan losses will increase with continued growth in our loan portfolio and any increase in the future level of our net charge-offs. We are closely monitoring the credit quality trends in the manufactured housing industry and its potential impact on our portfolio of approximately $21 million in loans secured by manufactured homes.

Non-earning Assets

Our investment in premises, leasehold improvements, and equipment was $19.7 million at September 30, 2002, as compared to $20.8 million at December 31, 2001. During 2001, we engaged a national real estate consulting firm to evaluate the efficiency of our current facilities. The consulting firm is currently exploring the consolidation of our back-office operations, as well as some sales functions, into a centralized corporate center. The consultants have recommended possible sites for a corporate center, options for disposing of or reducing space at our current facilities and opportunities to relocate certain branch facilities. While we have no definitive agreements regarding the acquisition or disposition of owned or leased facilities, our senior management has recommended, and our board of directors has agreed, to pursue a plan of centralization. We are continuing to review the costs and benefits of such a plan. If we implemented a plan of centralization, we would expect to report significant nonrecurring costs in connection with the physical move and the abandonment of certain owned and leased facilities that could exceed $5 million.

Funding Liabilities

Total deposits increased to $1.96 billion at September 30, 2002, an increase of $127.6 million or 7.0% from the $1.83 billion of deposits at December 31, 2001. The increase primarily occurred in brokered and out-of-market certificates of deposit. Brokered certificates of deposit increased $111.1 million to $222.9 million at September 30, 2002, as compared to $111.8 million at December 31, 2001. In addition, our out-of-market certificates of deposit rose by $22.4 million over the same period. Money market account balances decreased from year-end 2001 to September 30, 2002 primarily related to a large-deposit commercial customer. We have experienced only modest deposit growth in most types of customer deposits in 2002.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended			For the Three Months Ended
	September 30, 2002			September 30, 2001

	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate

	(dollars in thousands)
Noninterest-bearing demand deposits	$377,220	19.88%	—%	$329,750	18.05%	—%

Interest-bearing demand deposits	593,559	31.28	1.40	584,359	31.99	2.79

Savings deposits	89,427	4.71	0.93	88,540	4.85	1.34

Time deposits:

Certificates of deposit	557,916	29.39	3.29	566,841	31.04	5.02

Brokered certificates of deposit	206,494	10.88	3.31	159,470	8.73	5.84

Public Funds	73,173	3.86	2.10	97,578	5.34	4.51

Total time deposits	837,583	44.13	3.19	823,889	45.11	5.10

Total deposits	$1,897,789	100.00%		$1,826,538	100.00%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Short-term borrowings declined $49.1 million to $195.9 million at September 30, 2002 as compared to $245.0 million at year-end December 31, 2001. Lower volumes of securities sold under agreements to repurchase produced the decrease. On a year-to-date basis, average short-term borrowings in 2002 were $233.3 million, a decline of $16.9 million as compared to the same nine month period in 2001.

Our notes payable and FHLB advances consist of our revolving and term debt and the Bank’s Federal Home Loan Bank (FHLB) advances. Borrowings from the FHLB totaled $100.0 million and $85.0 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, we had a $23.0 million term loan outstanding and a $12.0 million revolving credit facility, of which $4.2 million was outstanding. In comparison, at December 31, 2001, the outstanding balance of our term loan was $23.0 million and $3.0 million was outstanding under the revolving credit facility.

On July 1, 2002, the Company received a commitment from our lender to provide a $10.0 million subordinated term loan upon completion of the concurrent common stock and trust preferred securities offerings and repayment of the existing term debt. Prior to the end of 2002, we expect to reduce our term notes payable to $500,000 and draw on our subordinated debt commitment in the amount of $10.0 million. The subordinated debt will require interest only payments until 2009 with a balloon payment at maturity.

As a result of the litigation settlement charge recorded in the second quarter of 2002, we were not in compliance with a financial covenant in the loan agreement related to holding company leverage. Our lender waived compliance with the holding company leverage covenant as of June 30 and September 30, 2002 and suspended compliance with it from June 30, 2002 through completion of our initial public offering. Absent this waiver, our ability to declare and pay dividends would have been restricted. After giving effect to the concurrent offerings of the

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

common stock and trust preferred securities completed in October 2002, we are in compliance with this financial covenant.

CAPITAL RESOURCES

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, and qualifying subordinated debt.

The litigation settlement charge recorded in the second quarter of 2002 caused our capital to fall below minimum capital guidelines for bank holding companies as set by the Federal Reserve. Even though the Bank is “well capitalized,” we were considered undercapitalized at the holding company level at September 30, 2002. In connection therewith, the Federal Reserve informed us in August 2002 that we needed its prior approval before we could pay any dividends on our common and preferred stock. The Federal Reserve approved the payment of our scheduled quarterly dividends on our common stock and our Series A preferred stock in October 2002.

After giving effect to the completion of the concurrent offering of common stock and trust preferred securities in fourth quarter of 2002, regulatory capital levels at the holding company will reach the well capitalized levels. We have provided that information to the Federal Reserve, who notified us on November 8, 2002 that we no longer need their approval before paying dividends.

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

						TO BE WELL
						CAPITALIZED UNDER
			FOR CAPITAL			PROMPT
			ADEQUACY			CORRECTIVE
	ACTUAL		PURPOSES			ACTION PROVISION

	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO

	(dollars in thousands)
As of September 30, 2002:

Total Capital (to Risk Weighted Assets)

Taylor Capital Group, Inc.	$114,957	5.88%	>	$156,355	>8.00%		N/A

Cole Taylor Bank	206,273	10.56		>156,260	>8.00	>	$195,325	>10.00%

Tier I Capital (to Risk Weighted Assets)

Taylor Capital Group, Inc.	90,405	4.63		>78,177	>4.00		N/A

Cole Taylor Bank	181,735	9.30		>78,130	>4.00		>117,195	>6.00

Leverage (to average assets)

Taylor Capital Group, Inc.	90,405	3.71		>97,383	>4.00		N/A

Cole Taylor Bank	181,735	7.47		>97,341	>4.00		>121,676	>5.00

As of December 31, 2001:

Total Capital (to Risk Weighted Assets)

Taylor Capital Group, Inc.	$162,446	8.96%	>	$145,070	>8.00%		N/A

Cole Taylor Bank	194,409	10.72		>145,114	>8.00	>	$181,392	>10.00%

Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	139,674	7.70		>72,535	>4.00		N/A

Cole Taylor Bank	171,631	9.46		>72,557	>4.00		>108,835	>6.00

Leverage (to average assets)
Taylor Capital Group, Inc.	139,674	5.99		>93,252	>4.00		N/A

Cole Taylor Bank	171,631	7.37		>93,190	>4.00		>116,488	>5.00

During the first nine months of 2002, we declared preferred stock dividends of $1.6875 per share, totaling $2.6 million, and common stock dividends of $0.18 per share, totaling $1.2 million.

At September 30, 2002, we had purchased 321,698 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. Under the terms of our employee stock ownership plan, stock option agreements and the restricted stock programs, we were obligated to purchase shares of our common stock from terminated employees related to “put” rights. We purchased 90,218 common shares at a cost of $1.7 million during the first nine months of 2002. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans.

LIQUIDITY

During the first nine months of 2002, loan growth was primarily funded with wholesale funds. During 2002, we increased brokered certificates of deposit balances by $111.1 million to $222.9 million at September 30, 2002. We also increased our out-of-market certificates of deposit balances by $22.4 million to $73.1 million. These increases were partly offset by lower money market account balances and reduced volumes of securities sold under agreements to repurchase.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

At the holding company level, we increased the amount outstanding under our revolving credit facility by $1.2 million during the first nine months of 2002 to $4.2 million. In October 2002, after the completion of our public offerings, we paid the $4.2 million balance in full. Prior to the end of 2002, we expect to reduce our term notes payable to $500,000 and draw on our subordinated debt commitment in the amount of $10 million.

During the first nine months of 2002, cash inflows from operating activities exceeded cash outflows by $26.1 million. The litigation settlement charge required no cash until the completion of our public offering in October 2002.

The following table shows, as of September 30, 2002, our obligations and commitments to make future payments under contracts, debt and lease agreements and for maturing time deposits by the earlier of call or contracted maturity.

	September 30, 2002

	Within One	One to Three	Four to	After
	Year	Years	Five Years	Five Years	Total

	(in thousands)
Notes Payable and FHLB advances	$92,200	$35,000	$—	$—	$127,200

Time Deposits	594,411	184,628	53,829	270	833,138

Operating Leases (1)	2,257	3,755	3,307	8,319	17,638

Total	$688,868	$223,383	$57,136	$8,589	$977,976

(1)	Operating lease data is as of December 31, 2001, which is not materially different from September 30, 2002.

At September 30, 2002, we also had commitments to extend credit totaling $693.3 million and $62.6 million of standby letters of credit. The commitments to extend credit include commitments to originate loans in addition to unused portions of lines of credit. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a third party. Such instruments are generally issued for one year or less. Management expects most of our standby letters of credit to expire undrawn.

Our primary source of funds are the dividends we receive from the Bank. These dividends totaled $10.5 million during the first nine months of both 2002 and 2001. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of September 30, 2002, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $27.2 million. We also have a $12 million revolving credit facility, of which $4.2 million was outstanding at September 30, 2002. Our liquidity uses at the holding company level consist primarily of dividends to stockholders and expenses for general corporate purposes. After the issuance of the trust preferred stock, liquidity will be used to service the

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

debentures issued to TAYC Capital Trust I. We believe that the Bank currently has adequate capital to allow continued dividends out of earnings to support our expected liquidity demands arising from normal operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial assets and liabilities. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by our Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and other asset sales, as well as derivative financial instruments.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. At both September 30, 2002 and December 31, 2001, the Bank modeled a 200 basis point parallel rising rate ramp simulation and a 100 basis point parallel declining rate simulation over a twelve-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In both the September 30, 2002 and December 31, 2001 simulations, our models indicated an exposure to declining rates. The net interest income at risk for year one in the falling rate scenario was calculated at $2.9 million, or 2.77%, and $1.6 million, or 1.57%, lower than the net interest income in the rates unchanged scenario at September 30, 2002 and December 31, 2001, respectively. This exposure was well within the Bank’s policy guidelines of 10%. The net interest income for year one in the rising rate scenario was calculated to be $1.0 million, or 1.00%, higher than the net interest income in the rates unchanged scenario at September 30, 2002, and $279,000, or 0.28%, higher at the December 31, 2001 simulation. Computation of

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios at September 30, 2002 and December 31, 2001:

	Change in Future Net Interest Income

	At September 30, 2002		At December 31, 2001

	(dollars in thousands)

	Dollar	Percentage	Dollar	Percentage
Change in interest rates	Change	Change	Change	Change

+200 basis points over one year	$1,038	1.00%	$279	0.28%

-100 basis points over one year	(2,881)	(2.77%)	(1,579)	(1.57%)

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method, thus eliminating the pooling method of accounting for business combinations. It also provides guidance on the creation of goodwill and other intangible assets during business combinations. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. It requires that goodwill no longer be amortized. Instead, goodwill will be tested annually for impairment using specific guidance provided in SFAS 142. SFAS 142 also requires that intangible assets that have indefinite useful lives no longer be amortized. Intangibles that are not amortized will be subject to annual impairment testing that will compare the fair value of the intangible asset to the recorded value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered. Transition provisions of these statements require that initial impairment testing on goodwill and intangible assets with indefinite lives occur upon adoption and be completed within six months after adoption. See the section captioned “Notes to Consolidated Financial Statements-Goodwill and intangible assets” for further details on the impact of the elimination of amortization of goodwill on our results of operation and earnings per share.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses how and when to measure impairment of long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not materially impact our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires the recognition of costs associated with exit or disposal activities when the liability is incurred rather than the date of a commitment to an exit or disposal plan. Examples of costs covered by this Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, although early adoption is permitted.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.” This statement, which provides guidance on accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. If certain criteria in this SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of SFAS No. 142, and financial institutions meeting these conditions will be required to restate previously issued financials. Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002. The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of this Statement is not expected to materially impact our financial condition or results of operation.

QUARTERLY FINANCIAL INFORMATION

The following table sets forth unaudited financial data regarding our operations for the first three quarters of 2002 and each of the four quarters of 2001. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002 Quarter Ended			2001 Quarter Ended

	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

	(in thousands)
Interest income	$37,184	$36,775	$36,114	$37,571	$40,836	$43,665	$44,463

Interest expense	11,183	11,186	11,354	13,311	18,044	21,189	22,272

Net interest income	26,001	25,589	24,760	24,260	22,792	22,476	22,191

Provision for loan losses	2,475	2,475	2,475	3,000	2,450	2,175	2,075

Noninterest income	5,077	5,368	4,932	5,361	5,478	6,183	4,917

Securities gains, net	2,068	—	8	22	70	2,241	—

Litigation settlement charge	(2,609)	64,509	—	—	—	—	—

Noninterest expense	20,637	20,794	18,801	20,795	20,182	19,100	19,055

Income (loss) before income taxes	12,643	(56,821)	8,424	5,848	5,708	9,625	5,978

Income taxes	3,754	2,651	3,171	1,919	2,077	2,935	2,597

Net income(loss)	$8,889	$(59,472)	$5,253	$3,929	$3,631	$6,690	$3,381

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the continued control by the Taylor family over all fundamental matters affecting our business; the significant amount of cash needed to service our indebtedness, which reduces cash available to finance operations; our dependence, as a holding company, on receiving dividends from the Bank in order to pay our dividends, and the restrictions on the Bank’s ability to pay dividends to us; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the difficulty in relocating and consolidating our administrative and operational functions; the risks associated with implementing our new business strategy; the possibility that we may need additional capital, and adequate financing may not be available to us on acceptable terms, or at all; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

TAYLOR CAPITAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

For further information about these and other risks, uncertainties and factors, please review the disclosure included under “Risk Factors” in our prospectus filed pursuant to Rule 424(B)(4) of the Securities Act of 1933, as amended, as filed with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis—Quantitative and Qualitative Disclosure About Market Risks” is incorporated herein by reference.

Item 4. Controls and Procedures

We maintain a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act are recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Subsequent to the date of our evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

TAYLOR CAPITAL GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the section of this report captioned “Notes to Consolidated Financial Statements — Litigation and Settlement” for a description of our material outstanding litigation and our settlement of claims.

Item 2. Changes in Securities and Use of Proceeds

On October 21, 2002, we completed an initial public offering of common stock, $0.01 par value, and trust preferred securities. These securities were registered under our Registration Statements on Form S-1 (Reg. Nos. 333-89158, 333-89158-01, and 333-100560-01). The concurrent offerings were underwritten by Keefe, Bruyette & Woods, Inc. and Stifel, Nicolaus & Company Incorporated. Under the common stock offering, we registered 3,112,500 shares for sale, which included an over-allotment option granted to our underwriters to purchase up to 337,500 additional common shares and 525,000 shares that were sold by existing stockholders. We did not receive any of the proceeds from the shares sold by existing stockholders. All the common shares were sold at an initial public offering price of $16.50 per share, resulting in an aggregate gross offering amount of $51.4 million. Under the concurrent trust preferred securities offering TAYC Capital Trust I, a Delaware statutory trust we formed to issue the trust preferred securities, issued 1,800,000 securities, with a liquidation amount per security of $25, of 9.75% preferred securities, resulting in an aggregated gross offering amount of $45.0 million. We paid underwriting discounts of $3.0 million on the common share offering and $1.8 million on the trust preferred securities offering. We estimate that other offering expenses will total $2.1 million. After deducting anticipated offering expenses, underwriting discounts, and proceeds due to the selling stockholders, we expect to receive $80.8 million of net proceeds from the concurrent offerings. On October 21, 2002, we used $61.9 million of the net proceeds to fully satisfy our obligation under agreements to settle outstanding litigation against us. We also will use $16.7 million of the net proceeds to reduce our existing indebtedness. The remainder of the proceeds will be used for general corporate purposes. We have invested the net proceeds in short-term, investment grade, interest bearing instruments, pending their use.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders of the Company was held on July 11, 2002. Proxies were solicited of the holders of the Company’s Series A Noncumulative Perpetual Preferred Stock. However, because the Company had not yet completed its initial public offering, and because the Voting Trust dated 11/30/98, of which Iris Tark Taylor, Cindy Taylor Bleil, Jeffrey W. Taylor and Bruce W. Taylor are co-trustees, controlled a sufficient number of Common Stock to elect these directors (67.14% of the shares outstanding), proxies of the stockholders who owned the remaining 32.86% of the Common Stock outstanding at that time were not solicited.

TAYLOR CAPITAL GROUP, INC.

b)	A brief discussion of the matters voted upon at the Annual Meeting and the number of votes cast is as follows:

		Votes
Matter		Cast

	For		Withheld

Election of Director by Holders of the Company’s 9.0% Series A Noncumulative Perpetual Preferred Stock:

Adelyn Dougherty Leander	4,025		0

Election of Directors by Holders of the Company’s Common Stock:

Jeffrey W. Taylor	4,586,325*		0

Bruce W. Taylor	4,586,325*		0

John Christopher Alstrin	4,586,325*		0

Cindy Taylor Bleil	4,586,325*		0

Ronald Emanuel	4,586,325*		0

Melvin E. Pearl	4,586,325*		0

Richard T. Tinberg	4,586,325*		0

Mark L. Yeager	4,586,325*		0

Edward McGowan	4,586,325*		0

*Adjusted to reflect the three-for-two split of our Common Stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the third quarter of 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date:	November 22, 2002	/s/ J. Christopher Alstrin J. Christopher Alstrin Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey W. Taylor Jeffrey W. Taylor Chairman and Chief Executive Officer (Principal Executive Officer)

TAYLOR CAPITAL GROUP, INC.

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey W. Taylor, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Taylor Capital Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

TAYLOR CAPITAL GROUP, INC.

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

/s/ Jeffrey W. Taylor

Jeffrey W. Taylor
Chief Executive Officer

TAYLOR CAPITAL GROUP, INC.

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Christopher Alstrin, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Taylor Capital Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

TAYLOR CAPITAL GROUP, INC.

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002

/s/ J. Christopher Alstrin

J. Christopher Alstrin
Chief Financial Officer