Form 10-K
period 2002-12-31
TAYLOR CAPITAL GROUP INC
filed 2003-03-21
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 East Dundee Road, Suite 300

Wheeling, Illinois 60090

(Address, including zip code, of principal executive offices)

(847) 537-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

9.75% Trust Preferred Securities Issued by TAYC Capital Trust I and the Guarantee With Respect Thereto

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒ .

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $68,434,520 and is based upon the last sales price as quoted on the Nasdaq National Market on March 13, 2003.

At March 13, 2003, there were 9,428,969 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability of interest rate fluctuations and imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; the possible difficulties or unforeseen costs of relocating and consolidating our administrative and operational functions; the risks associated with implementing our business strategy and managing our growth effectively; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this annual report under the caption “Risk Factors.”

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 1. Business

Overview

We are a bank holding company headquartered in Wheeling, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of banking products and services to both commercial and consumer customers. We currently operate 11 bank branches throughout the Chicago metropolitan area. At December 31, 2002, we had assets of approximately $2.5 billion, deposits of approximately $2.0 billion, and stockholders’ equity of $168.7 million. At December 31, 2002, our gross loans portfolio totaled $1.9 billion, including $1.4 billion of commercial loans, $118 million of residential mortgages, $337 million of home equity loans, and $35 million of consumer installment loans.

TAYLOR CAPITAL GROUP, INC.

PART 1

Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family. Taylor Capital Group, Inc. was formed in 1996 in connection with the split-off of the Bank from Cole Taylor Financial Group, Inc. (later renamed Reliance Acceptance Group, Inc.).

We also own all of the stock of TAYC Capital Trust I, a Delaware statutory trust that we formed solely to issue trust preferred securities. See Note 14 of the Notes to the Consolidated Financial Statements.

Our Products and Services

Our primary business is commercial banking. As of December 31, 2002, approximately 74% of our loan portfolio was comprised of commercial loans. We also offer wealth management, community banking and trust products and services.

Business Banking

Our commercial banking business is comprised of commercial lending and real estate construction and investment lending activities. Our targeted commercial customers are middle-market and small companies. Our commercial lending activities consist of providing loans for the following customer needs: working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. Additionally, we offer asset-based credit facilities, including, in some cases, where strong asset values and financial controls support businesses with otherwise minimally acceptable operating performance or experience. We offer products and services to a wide variety of commercial customers involved with manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our real estate lending activities consist of providing loans to professional home builders, condominium and commercial real estate developers and investors. Our real estate development customers seek acquisition, development and construction loans and standby letters of credit for terms from 18 to 36 months. The majority of our development and construction lending is for residential single-family home development, primarily in the suburban communities of Chicago. Our real estate investment customers seek term financing on selected income producing properties, including multi-family, retail, office and industrial properties.

We offer collateralized as well as unsecured commercial banking loans. Typical collateral includes accounts receivable, inventory, equipment and real estate. Commercial real estate loans are generally collateralized by owner-occupied properties used for business purposes or property to be developed or acquired for investment. Commercial real estate construction loans are structured primarily to fund construction of pre-sold homes or units.

We also offer our commercial banking customers deposit products such as checking, savings and money market accounts, time deposits and repurchase agreements. We offer corporate cash management options, including internet balance reporting, automated clearing house products, lock-box processing, controlled disbursement accounts and an account reconciliation and positive pay feature to help them meet their cash management needs.

TAYLOR CAPITAL GROUP, INC.

PART I

Wealth Management

We cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings currently include personal customized credit and cash management, personal financial planning and investment management services, including customized residential real estate loans and home equity lines of credit and specially designed deposit products. Through third-party providers, we also offer insurance products and brokerage services. To date, revenues associated with personal financial planning, insurance, asset management and brokerage services have not been material.

Community Banking

We also provide services and offer banking products to community-based customers located near our branch locations. These customers, typically individuals and municipalities, seek credit and depositor products from a convenient, reliable and stable institution with reasonably competitive products and automated delivery channels such as automated teller machines, telephone and internet banking. Our community banking products include checking, savings and money market accounts, certificates of deposit, personal lines of credit and vehicle loans. We provide portfolio management expertise, offering stocks, bonds, mutual funds, annuities and insurance products through a third party broker-dealer with representatives located in our branches.

Residential Real Estate Lending

We offer residential mortgages and home equity lending to our wealth management and community banking customers. Through 2001, we were active in the conforming first mortgage loan origination market. The majority of the mortgage loans we originated were sold into the secondary market with servicing released. As of December 31, 2002, we held $118 million of mortgage loans. Through 2002, we originated home equity loans and lines of credit through mortgage brokers as well as through our branches. The majority of our outstanding home equity assets were sourced through mortgage brokers, but underwritten by us. We ceased acquiring home equity loans through mortgage brokers at the end of 2002. As of December 31, 2002, we held $189 million of home equity loans and lines of credit sourced through brokers.

Trust Services

Trust services offered by our trust professionals have historically included corporate trust, asset management, land trust and tax-deferred exchange services, as well as fiduciary services for personal and employee benefit trusts. During 2002, we elected to discontinue offering fiduciary services for personal and employee benefit trusts. Our current trust products offerings include corporate trust, land trust and tax-deferred exchange activities.

Competition

We encounter intense competition for all of our products and services, including substantial competition in attracting and retaining deposits and in obtaining loan customers. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans and fees charged for trust, investment and other professional services. Our principal competitors are numerous and include other commercial banks, savings and loan associations, mutual funds, money market funds, finance companies,

TAYLOR CAPITAL GROUP, INC.

PART I

credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

In recent years, several major multi-bank holding companies have entered the Chicago metropolitan market. Many of our competitors are significantly larger than us and have access to greater financial and other resources. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks. As a result, our non-bank competitors may have advantages over us in providing some services.

Recently, the Gramm-Leach-Bliley Act has expanded the permissible activities of a bank holding company, and it allows qualifying bank holding companies to elect to be treated as financial holding companies. A financial holding company may engage in activities that are financial in nature or are incidental or complementary to financial activities. The Gramm-Leach-Bliley Act also eliminated restrictions imposed by the Glass-Steagall Act, adopted in the 1930s, which prevented banking, insurance and securities firms from fully entering each other’s business. While it is uncertain what the full impact of this legislation will be, we believe it is likely to result in further consolidation in the financial services industry. In addition, removal of these restrictions will likely increase the number of entities providing banking services and thereby create additional competition. For more information on the Gramm-Leach-Bliley Act, see the section of this annual report captioned “Supervision and Regulation — The Bank — Gramm-Leach-Bliley Act.”

Employees

Together with the Bank, we had a total of approximately 531 full-time equivalent employees as of December 31, 2002. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks, the Federal Reserve, the Federal Deposit Insurance Corporation, referred to as the FDIC, the Internal Revenue Service, state taxing authorities and the Securities and Exchange Commission, referred to as the SEC. The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions govern, among other things, our scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to financial institutions establishes a comprehensive framework for their respective

TAYLOR CAPITAL GROUP, INC.

PART I

operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to us. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on our business.

The Company

General. As a bank holding company, we are registered with, and are subject to regulation, supervision and examination by, the Federal Reserve under the Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. We are also subject to regulation, supervision and examination by the Illinois Commissioner of Banks.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength and commit resources to support the Bank. This support may be expected at times when, absent this Federal Reserve policy, we may not be inclined to provide it. As discussed below under “Capital Requirements,” the Federal Reserve has broad remedial powers to take various actions when the capital level of an insured institution falls below certain levels.

Investments and Activities. Under the Bank Holding Company Act, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank; or (3) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the Bank Holding Company Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The Bank Holding Company Act also generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a

TAYLOR CAPITAL GROUP, INC.

PART I

number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.” Under current regulations of the Federal Reserve, we are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring control of a bank or bank holding company without prior notice to the appropriate federal bank regulator. Control is generally defined as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

Minimum Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. Specifically, the Federal Reserve has adopted risk-based capital adequacy and minimum capital to total assets (leverage ratio) guidelines for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to us, capital is classified into two categories, Tier 1 and Tier 2.

Effective April 1, 2002, Tier 1 capital for purposes of both the risk-weighted asset tests and the leverage ratio test consists of common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and qualifying cumulative perpetual preferred stock, which itself is limited to 25% of Tier 1 capital. In addition, as a general matter, Tier 1 capital excludes goodwill, amounts of mortgage servicing assets, nonmortgage servicing assets and purchased credit card relationships that in the aggregate exceed certain limitations, amounts of credit-enhancing interest-only strips that are in excess of 25% of Tier 1 capital, all other identifiable intangible assets, deferred tax assets that are dependent upon future taxable income (net of their valuation allowance in excess of circumstances), and a percentage of the organization’s nonfinancial equity investments. The Federal Reserve may also exclude certain other investments in subsidiaries or associated companies as appropriate.

Tier 2 capital, known as supplementary capital, consists of allowances for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus (subject to conditions), hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limitations) and unrealized holding gains on equity securities (subject to limitations).

The maximum amount of Tier 2 capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 capital, net of the required deductions discussed above.

TAYLOR CAPITAL GROUP, INC.

PART I

The Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least 4% of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum ratio of Tier 1 capital (less any intangible capital items) to total assets (less any intangible assets), or leverage ratio, of 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. Also, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the standards discussed above are minimums and that banking organizations generally are expected to operate well above these minimum levels. Most bank holding companies maintain regulatory capital levels well in excess of these minimum requirements and thereby qualify as “well-capitalized” organizations under Federal Reserve regulations. Under the regulations, well-capitalized bank holding companies must maintain a total risk-based capital ratio of at least 10% and a Tier 1 capital ratio of at least 6%. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2002, we had regulatory capital in excess of the Federal Reserve’s minimum levels. Our ratio of total capital to risk weighted assets at December 31, 2002 was 10.61%, our ratio of Tier 1 capital to risk weighted assets was 8.82%, and our Tier 1 leverage ratio was 7.21%. As of December 31, 2002, we were “well-capitalized” pursuant to Federal Reserve regulations.

Dividends. As a corporation incorporated in Delaware, we are subject to the Delaware General Corporation Law, referred to as the DGCL, which allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, as noted in the “General” section above, bank holding companies are expected, under Federal Reserve policy, to serve as a source of financial strength for their depository institution subsidiaries. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among

TAYLOR CAPITAL GROUP, INC.

PART I

these powers is the ability to prohibit the payment of dividends by banks and bank holding companies.

As a bank holding company, we are a legal entity separate and distinct from the Bank. Our principal asset is the outstanding capital stock of the Bank. As a result, we must rely on payments from the Bank to meet our obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or other cash flow requirements. As of December 31, 2002, the holding company was under no special regulatory restrictions that would prohibit it from declaring or paying a dividend.

See Note 20 of Notes to Consolidated Financial Statements.

The Bank

The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund, referred to as the BIF. The Bank is also a member of the Federal Reserve and as such is a “member bank.” As an Illinois-chartered, FDIC-insured member bank, the Bank is subject to the supervision, regulation and examination of the Illinois Commissioner of Banks, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (1) has engaged or is engaging in unsafe or unsound practices, (2) is in an unsafe or unsound condition to continue operations or (3) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. We are not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

TAYLOR CAPITAL GROUP, INC.

PART I

Financing Corporation Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund, referred to as the SAIF, has been used to cover interest payments due on the outstanding obligations of the Financing Corporation. The Financing Corporation was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members such as the Bank became subject to assessments to cover the interest payments on outstanding Financing Corporation obligations. These Financing Corporation assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding Financing Corporation obligations in 2019, BIF members, including the Bank, and SAIF members will share the cost of the interest on the Financing Corporation bonds on a pro rata basis. During the year ended December 31, 2002, the Bank paid Financing Corporation assessments totaling approximately $317,000.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Illinois Commissioner of Banks to fund the operations of the Illinois Commissioner of Banks. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the Illinois Commissioner of Banks. During the year ended December 31, 2002, the Bank paid supervisory assessments to the Illinois Commissioner of Banks totaling approximately $230,000.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital may consist of essentially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During 2002, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2002, the Bank’s ratio of total capital to risk-weighted assets was 10.47%, its ratio of Tier 1 capital to risk-weighted assets was 9.22%, and its Tier 1 leverage ratio was 7.52%. As such, the Bank as of December 31, 2002 was “well-capitalized” under federal regulations. See Note 20 of Notes to Consolidated Financial Statements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately

TAYLOR CAPITAL GROUP, INC.

PART I

capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan (which must be guaranteed by the institution’s holding company); limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. To be considered well-capitalized under the regulations, a bank must maintain a total risk-based capital ratio in excess of 10%, Tier 1 risk-based capital ratio of 6% or more and a Tier 1 leverage ratio in excess of 5%. As of December 31, 2002, the Bank was well-capitalized.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

Dividends. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by a state member bank, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the member bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the member bank’s calendar year-to-date net income plus the member bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $30.2 million available to be paid as dividends to us as of December 31, 2002. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As of December 31, 2002, the Bank was under no special regulatory restriction that would prohibit it from declaring or paying a dividend.

Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the holding company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in

TAYLOR CAPITAL GROUP, INC.

PART I

amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the holding company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests, referred to as insiders, contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and regulatory authorities may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state, rather than the acquisition of an out-of-state bank in its entirety, is allowed by the Riegle-Neal Act only if specifically authorized

TAYLOR CAPITAL GROUP, INC.

PART I

by state law. The legislation allowed individual states to “opt-out” of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs. The FHLBs serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. They make loans, known as advances, to members in accordance with policies and procedures established by the board of directors of each FHLB, which is subject to the oversight of the Federal Housing Finance Board, an agency of the United States government. All advances from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term advances are required to provide funds to residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2002, the Bank had $6.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received both stock and cash dividends on its FHLB stock.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also

TAYLOR CAPITAL GROUP, INC.

PART I

have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in its capital.

Community Reinvestment. Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, which evaluates the institution’s record of making loans in its assessment areas; (2) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and business; and (3) service, which evaluates the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. The Bank received an “outstanding” rating on its most recent CRA performance evaluation.

Brokered Deposits. Brokered deposits include funds obtained, directly or indirectly, by or through a deposit broker for deposit into one or more deposit accounts. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank is permitted to accept brokered deposits.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, referred to as the Exchange Act. Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements, the effects of these requirements remain to be determined, although it is likely that our costs will increase somewhat, at least in the short term, as a result of SOA implementation.

TAYLOR CAPITAL GROUP, INC.

PART I

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was enacted, which amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The Gramm-Leach-Bliley Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The Gramm-Leach-Bliley Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. We have devoted what we believe are sufficient resources to comply with these new requirements. We do not anticipate that the Gramm-Leach-Bliley Act in and of itself will have a material adverse effect on our operations or prospects or those of the Bank. However, to the extent the Gramm-Leach-Bliley Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and intensified competition. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Consumer Laws and Regulations

Federal Laws. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

State Consumer Protection Laws. In addition to the federal consumer protection laws discussed above, the Bank is also subject to state consumer protection laws that regulate its mortgage origination and lending businesses. Through 2002, the Bank originated home equity loans and lines of credit through mortgage brokers as well as through our branches. The Bank ceased acquiring home equity loans through mortgage brokers at the end of 2002. However, the Bank does continue to offer home equity loans and lines of credit as part of its wealth management product offering. The Bank uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Illinois law, but might not be authorized by the laws of the states in which the borrowers are located. As an FDIC-insured, state member bank, the Bank is authorized by Section 27 of the Federal Deposit Insurance Act, or FDIA, to charge interest at rates allowed by the laws of the state where the Bank is located regardless of any inconsistent

TAYLOR CAPITAL GROUP, INC.

PART I

state law, and to apply these rates to loans to borrowers in other states. The FDIC has opined that a state bank with branches outside of the state in which it is chartered may also be located in a state in which it maintains an interstate branch. The Bank relies on Section 27 of the FDIA and the FDIC opinion in conducting its home equity lending business described above. From time to time, state regulators have questioned the application of Section 27 of the FDIA to credit practices affecting citizens of their states. Any change in Section 27 of the FDIA or in the FDIC’s interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity loan business.

USA Patriot Act. On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We have established policies and procedures to ensure compliance with the Act and the related regulations.

Future Legislation. Various legislation is from time to time introduced in Congress, and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and our operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon our financial condition or results of operations.

Item 2. Properties

Our principal offices, including the principal offices of the Bank, are located in our main office building at 350 East Dundee Road, Suite 300, Wheeling, Illinois 60090. We lease our main office under a lease that commenced on January 1, 1995 and expires on March 31, 2010, with options to purchase the property or to extend the lease until March 31, 2025.

We own seven of the buildings from which bank branches are operated, including Ashland, Skokie, Burbank, Yorktown, Broadview, Old Orchard and Milwaukee. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Woodlawn, Jackson and West Washington branches, which in accordance with the current lease terms expire in, or may be extended to, May 2013, February 2004 and December 2007, respectively.

During 2001, we engaged a national real estate consulting firm to evaluate the efficiency of our current facilities. As part of this project, we plan to consolidate our back-office operations into a centrally-located corporate center. During the first quarter of 2003, we signed an operating lease for 108,000 square feet in Rosemont, Illinois, a suburb of Chicago. The lease begins in September 2003 and expires in August of 2014. We expect to begin transitioning to the corporate center in late 2003. The consultants are also discussing options for disposing of or

TAYLOR CAPITAL GROUP, INC.

PART I

reducing space at our existing facilities and opportunities to relocate certain branch facilities. In the fourth quarter of 2002, we agreed to sell our Ashland facility that supported a banking center and some back-office operations. We expect to move the back-office operations to the corporate center and build a smaller branch facility near the current Ashland facility. We expect to complete this sale in the second half of 2003. We recorded a $386,000 loss in 2002 to reduce the carrying value of the Ashland facility to the contracted sales price, less cost to sell.

We are currently negotiating an agreement regarding the disposition of a leased facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with the lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period that we contractually agree to a one-time payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. We are continuing to evaluate any further costs and benefits of our centralization plan.

In January 2002, we closed the Cicero branch when the lease expired. Our Cicero customers are now directed to our Burbank branch.

The following is a list of our eleven operating branch locations:

Facility	Address	Square Feet
Wheeling	350 East Dundee Road, Wheeling, Illinois	58,310
West Washington	111 West Washington, Chicago, Illinois	40,662
Jackson	850 West Jackson, Chicago, Illinois	3,995
Ashland	47th Street and Ashland, Chicago, Illinois	79,260
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Woodlawn	824 E. 63rd Street, Chicago, Illinois	2,100
Broadview	Cermak and 17th Street, Broadview, Illinois	5,550
Burbank	5501 West 79th Street, Burbank, Illinois	37,500
Yorktown	One Yorktown Center, Lombard, Illinois	12,400
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000

Item 3. Legal Proceedings

We are from time to time a party to litigation arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “TAYC”. The high and low sales price of our common stock since it began trading on the Nasdaq National Market on October 16, 2002, in connection with our initial public offering, is set forth below:

	High	Low
Quarter Ended December 31, 2002	$18.60	$16.75

As of March 13, 2003, the closing price of our common stock was $20.00.

Before our initial public offering, there was no established public market for our common stock.

As of March 13, 2003, there were 53 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2002 and 2001, the dividends declared on our common stock, adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002:

	2002 Dividends Per Share of Common Stock	2001 Dividends Per Share of Common Stock
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06

Holders of our common stock are entitled to receive any cash dividends that may be declared by our Board of Directors. Since 1997, we have paid regular cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, the capital requirements of our subsidiaries, regulatory conditions and considerations and other factors as our Board of Directors may deem relevant.

It is our intention to continue to pay cash dividends on the common stock to the extent permitted by our loan agreement, applicable banking regulations and the terms of the trust preferred securities. As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service, and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities. In addition, our loan agreement and the terms of our Series A preferred stock also limit our ability to pay dividends on our common stock. See the section of Item 7, Management’s Discussion and Analysis of

TAYLOR CAPITAL GROUP, INC.

PART II

Financial Condition and Results of Operation, captioned “Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

On October 21, 2002, we completed an initial public offering of common stock, $0.01 par value, and trust preferred securities. These securities were registered under our Registration Statements on Form S-1 (Reg. Nos. 333-89158, 333-89158-01, and 333-100560-01). The concurrent offerings were underwritten by Keefe, Bruyette & Woods, Inc. and Stifel, Nicolaus & Company Incorporated. Under the common stock offering, we registered 3,112,500 shares for sale, which included an over-allotment option granted to our underwriters to purchase up to 337,500 additional common shares and 525,000 shares that were sold by existing stockholders. We did not receive any of the proceeds from the shares sold by existing stockholders. All the common shares were sold at an initial public offering price of $16.50 per share, resulting in an aggregate gross offering amount of $51.4 million. Under the concurrent trust preferred securities offering TAYC Capital Trust I, a Delaware statutory trust we formed to issue the trust preferred securities, issued 1,800,000 securities, with a liquidation amount per security of $25, of 9.75% preferred securities, resulting in an aggregated gross offering amount of $45.0 million. We paid underwriting discounts of $3.0 million on the common share offerings and $1.8 million on the trust preferred securities offering. Other offering expenses totaled $2.6 million. After deducting offering expenses, underwriting discounts, and proceeds due to the selling stockholders, we received $80.3 million of net proceeds from the offerings. On October 21, 2002, we used $61.9 million of the net proceeds to fully satisfy our obligation under agreements to settle outstanding litigation against us. On November 27, 2002, we used $17.0 million of the net proceeds to restructure our notes payable and reduce our existing indebtedness.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 6: Selected Consolidated Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for five years ended December 31, 2002, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	2002	2001	2000	1999	1998
TAYLOR CAPITAL GROUP, INC. (consolidated):	(dollars in thousands except share and per share data)
Income Statement Data:
Net interest income	$101,335	$91,718	$87,322	$78,834	$70,736
Provision for loan losses	9,900	9,700	7,454	6,000	5,135

Net interest income after provision for loan loss	91,435	82,018	79,868	72,834	65,601
Noninterest income:
Service Charges	12,206	11,513	10,346	9,609	8,997
Trust Fees	5,267	6,425	4,654	4,563	3,971
Mortgage-banking revenues	332	2,122	1,534	2,682	5,083
Gain on sale of investment securities, net	2,076	2,333	750	108	11
Other non-interest income	2,098	1,880	1,989	2,228	2,559

Total noninterest income	21,979	24,273	19,273	19,190	20,621
Noninterest expense:
Salaries and benefits	43,780	43,207	39,383	38,205	37,303
Legal expense, net	4,098	2,504	12,053	6,226	4,364
Goodwill amortization	—	2,316	2,326	2,393	2,431
Litigation settlement charge	61,900	—	—	—	—
Other noninterest expense	33,376	31,105	26,821	25,720	26,330

Total noninterest expense	143,154	79,132	80,583	72,544	70,428

Income (loss) before income taxes and cumulative effect of change in accounting principle	(29,740)	27,159	18,558	19,480	15,794
Income taxes	11,675	9,528	9,604	7,973	6,353
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(214)	—

Net income (loss)	(41,415)	17,631	8,954	11,293	9,441
Preferred dividend requirements	(3,442)	(3,443)	(3,443)	(3,442)	(3,442)

Net income (loss) applicable to common stockholders	$(44,857)	$14,188	$5,511	$7,851	$5,999

Common Share Data: (1)
Basic earnings (loss) per share	$(6.12)	$2.07	$0.80	$1.13	$0.86
Diluted earnings (loss) per share	(6.12)	2.05	0.79	1.12	0.86
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share	13.87	19.41	17.25	15.76	15.29
Dividend payout ratio	(3.92)%	11.61%	30.13%	21.30%	27.93%
Weighted average shares—basic earnings per share	7,323,979	6,862,761	6,919,751	6,967,028	6,981,047
Weighted average shares—diluted earnings per share	7,323,979	6,908,070	6,960,494	6,991,478	6,995,766
Shares outstanding—end of year	9,410,660	6,836,028	6,902,289	6,939,240	6,987,800
Balance Sheet Data (at end of year):
Total assets	$2,535,461	$2,390,670	$2,263,323	$2,044,370	$1,910,330
Investment securities	501,606	494,208	510,187	433,412	426,732

TAYLOR CAPITAL GROUP, INC.

PART II

	Year Ended December 31,
	2002		2001		2000		1999		1998
TAYLOR CAPITAL GROUP, INC. (consolidated):	(dollars in thousands except share and per share data)
Total loans	$1,879,474		$1,741,637		$1,611,692		$1,456,805		$1,335,981
Allowance for loan losses	34,073		31,118		29,568		26,261		24,599
Goodwill	23,354		23,354		25,671		28,860		31,903
Total deposits	1,963,749		1,833,689		1,742,830		1,607,550		1,439,737
Short-term borrowings	215,360		244,993		249,819		147,129		171,718
Notes payable and FHLB advances	110,500		111,000		77,000		114,500		131,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000		—		—		—		—
Preferred stock	38,250		38,250		38,250		38,250		38,250
Common stockholders’ equity	130,487		132,666		119,061		109,347		106,883
Total stockholders’ equity	168,737		170,916		157,311		147,597		145,133
Earnings Performance Data:
Return on average assets	(1.70)%		0.75%		0.40%		0.57%		0.51%
Return on average stockholders’ equity	(26.29)		10.62		5.93		7.70		6.57
Net interest margin (tax-equivalent) (2)	4.44		4.22		4.25		4.39		4.22
Noninterest income to revenues	13.08		12.72		9.84		11.82		13.15
Efficiency ratio (3)	67.02		69.62		76.13		74.09		77.10
Loans to deposits	95.71		94.98		92.48		90.62		92.79
Average interest earning assets to average interest bearing liabilities	124.48		122.48		122.58		124.09		124.49
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.52	x	1.27	x	1.14	x	1.20	x	1.15	x
Excluding interest on deposits	2.67	x	1.97	x	1.49	x	1.65	x	1.43	x
Asset Quality Ratios:
Allowance for loan losses to total loans	1.81%		1.79%		1.83%		1.80%		1.84%
Allowance for loan losses to nonperforming loans (5)	186.62		178.84		264.69		180.90		175.92
Net loan charge-offs to average total loans	0.39		0.49		0.27		0.31		0.50
Nonperforming assets to total loans plus repossessed property (6)	1.00		1.03		0.71		1.06		1.29
Capital Ratios:
Total stockholders’ equity to assets – end of year	6.66%		7.15%		6.95%		7.22%		7.60%
Average stockholders’ equity to average assets	6.45		7.09		6.79		7.41		7.69
Leverage ratio	7.21		5.99		5.55		6.11		6.17
Tier 1 risk-based capital ratio	8.82		7.70		7.25		7.77		7.76
Total risk-based capital ratio	10.61		8.96		8.51		9.03		9.02
COLE TAYLOR BANK:
Net Income	$25,387		$22,508		$21,797		$18,112		$14,906
Return on average assets	1.04%		0.96%		0.98%		0.92%		0.80%
Stockholder’s equity to assets—end of year	8.72		8.41		8.35		8.46		8.85
Leverage ratio	7.52		7.37		7.06		7.41		7.33
Tier 1 risk-based capital ratio	9.22		9.46		9.22		9.41		9.42
Total risk-based capital ratio	10.47		10.72		10.47		10.68		10.67

(1)	All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense, excluding the litigation settlement charge in 2002, by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before the litigation settlement charge in 2002, income taxes and cumulative effect of change in accounting principle plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans includes nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 7: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2002 and 2001 and the results of operations for the years ended December 31, 2002, 2001 and 2000. This discussion should be read together with the “Selected Consolidated Financial Data”, our audited financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this annual report. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Overview

We are a bank holding company headquartered in Wheeling, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers, and currently operate 11 branches throughout the Chicago metropolitan area.

The Taylor family entered the banking business in 1929 to provide credit and depository services to local businesses. Over the course of our 73-year history, we have worked to build solid foundations in the Chicago metropolitan area business community by providing our customers with highly personalized, professional and experienced service.

We recorded a net loss of $41.4 million, or $6.12 per common share, for the year ended December 31, 2002. The net loss during 2002 was primarily due to a $61.9 million litigation settlement charge. See the section of this discussion and analysis captioned “Litigation and Settlement” for further details of the litigation settlement charge. Net income for 2001 was $17.6 million, or $2.05 per diluted common share. In addition to the litigation settlement charge, a number of other matters arising in 2002 and 2001 impacted the comparability of net income between the two annual periods. Net income in 2002 was positively impacted by the adoption of a new accounting standard on January 1, 2002, that eliminated the amortization expense on our goodwill. See the section captioned “Notes to Consolidated Financial Statements–Goodwill and Intangible Assets” of our audited financial statements contained elsewhere in this annual report for additional details. Goodwill amortization during 2001 was $2.3 million. Net income in 2002 was also impacted by the execution of our strategic plan adopted in the fall of 2001, in which we decided to focus our resources on our core business banking customers and to exit or de-emphasize non-core lines of business, such as mortgage banking activities and fiduciary trust services. As a result of these strategic decisions, our non-interest income in 2002 declined $2.4 million due to reduced revenues from mortgage banking activities and fiduciary trust services. We also have incurred expenses to exit these non-core businesses and to begin the execution of our plan to better rationalize our physical space through consolidation of operations. See the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

section of this discussion and analysis captioned “Noninterest Expense” for identification of those expenses.

We recorded net income of $17.6 million, or $2.05 per diluted common share, for the year ended December 31, 2001, an increase of $8.7 million as compared to 2000 net income of $9.0 million, or $0.79 per diluted common share. This increase was primarily a result of higher net interest income and noninterest income and slightly lower noninterest expense, partially offset by a higher provision for loan losses.

Total assets increased $144.8 million, or 6.1%, during 2002 to total $2.54 billion at December 31, 2002, as compared to $2.39 billion at December 31, 2001. Most of the increase in total assets during 2002 was due to loan growth. Total loans increased to $1.88 billion at December 31, 2002 from $1.74 billion at year-end 2001, an increase of $139.0 million, or 8.0%. Total deposits reached $1.96 billion at December 31, 2002, a $130.1 million, or 7.1%, increase as compared to total deposits at December 31, 2001 of $1.83 billion. Stockholders’ equity was $168.7 million at December 31, 2002, a decrease of $2.2 million compared to stockholders’ equity of $170.9 million at December 31, 2001.

Litigation and Settlement

In a series of split-off transactions completed on February 12, 1997, the Taylor family acquired a controlling interest in us from Reliance Acceptance Group, Inc. (formerly, Cole Taylor Financial Group, Inc.). On February 9, 1998, Reliance filed for bankruptcy. Thereafter, numerous lawsuits were filed that named, as defendants, us, our Bank, certain of our directors and officers and members of the Taylor family, collectively referred to as the Company-related defendants. From 1998 through 2002, we incurred significant expense and devoted a substantial amount of time in defense of these suits.

On May 24, 2002, we entered into certain settlement agreements with the plaintiffs and other parties in these cases to halt the substantial expense, inconvenience and distraction of continued litigation and to eliminate any exposure and uncertainty that may have existed as a result of such litigation. These agreements provided that, subject to our completion of a public offering of trust preferred and common securities and the dismissal of the lawsuits, we would pay an amount equal to (1) $65 million, plus (2) a contingent amount based on the offering price of the common shares, minus (3) a minimum of $3.1 million as a partial reimbursement to us of offering expenses.

The settlement of this litigation was completed on October 21, 2002 following our initial public offering of common stock and trust preferred securities. From the net proceeds of these offerings, we paid $61.9 million in full satisfaction of our obligation under the settlement agreements. We recorded a $61.9 million charge to earnings in 2002 to reflect the cost of settling this litigation.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Initial Public Offering

On October 21, 2002, we completed a concurrent offering of common stock and trust preferred securities. We issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, we raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable trust preferred securities by TAYC Capital Trust I (the “Trust”), a Delaware statutory trust formed by us to issue the trust preferred securities. The Trust is our wholly owned subsidiary. See the section captioned “Notes to Consolidated Financial Statements–Trust Preferred Securities” of our audited financial statements contained elsewhere in this annual report for additional details on the trust preferred securities.

On November 6, 2002, we sold an additional 337,500 shares of common stock to our underwriters pursuant to an option granted in connection with the initial public offering to cover over allotments. We received additional net proceeds of $5.2 million from this sale.

As a result of the litigation settlement charge recorded in the second quarter of 2002, we were not in compliance with a financial covenant in our loan agreement relating to holding company leverage, and, as of June 30, 2002 and September 30, 2002, our capital levels fell below minimum capital guidelines for bank holding companies set by the Federal Reserve. However, as a result of the common stock and trust preferred offerings and the subsequent restructuring of our notes payable, as of December 31, 2002, we are in compliance with all covenants associated with our loan agreement and our regulatory capital levels are sufficient for us to be considered “well capitalized” under regulatory capital guidelines for bank holding companies. See the section of this discussion and analysis captioned “Financial Condition—Notes Payable and Federal Home Loan Bank Advances” and “Capital Resources” for further details of our loan covenants and our regulatory capital ratios.

The total net amount raised from the initial public offering of common stock and the trust preferred securities and the subsequent exercise by our underwriters of the over allotment option was $80.3 million. In addition to the $61.9 million payment to settle the litigation described above, we used $17.0 million to restructure and reduce our outstanding indebtedness.

Application of Critical Accounting Policies

The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is periodically increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although we charge-off a loan when we deem it uncollectible, collection efforts may continue and future recoveries may occur.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider historical and expected charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio, trends in delinquency and criticized assets, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective, and actual losses may vary from current estimates. We review our estimates on a quarterly basis, and we identify changes in estimates in income through the provision for loan losses in the appropriate period.

A portion of our total allowance for loan losses is related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreement. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans. Commercial loans exceeding established size thresholds are individually evaluated for impairment. The amount included for impaired loans in our allowance for loan losses is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral.

Loss Contingency

We recognize as a loss legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount of the loss contingency or range of amounts can be reasonably estimated. During the second quarter of 2002, we entered into settlement agreements with respect to the litigation described in the section of this discussion and analysis captioned “Litigation and Settlement”. Based on the terms and conditions of these agreements, we determined the settlement to be probable and, therefore, we recorded a charge to earnings as of June 30, 2002 based upon an estimated amount to be paid under the agreements, and recorded a corresponding liability for the expected future payment. We consummated the settlement agreements during the fourth quarter of 2002 upon the completion of our concurrent offerings of common stock and trust preferred securities.

Goodwill Impairment

In June 2001, the Financial Accounting Standards Board, or FASB, issued the Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill will no longer be amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life would be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful life. We adopted this standard on January 1, 2002.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

In accordance with SFAS No. 142, the goodwill we recognized in connection with our acquisition of the Bank is tested periodically for impairment. Although guidance exists with respect to evaluating impairment, the process involves critical judgments. Our goodwill was tested for impairment as of July 1, 2002 and no impairment charge was necessary. The amount of goodwill subject to future impairment testing totaled $23.4 million at December 31, 2002.

Income Taxes

At times, the Company applies different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The accruals for income taxes include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

Results of Operations as of and for the years ended December 31, 2002, 2001, and 2000

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

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001. Net interest income was $101.3 million during the year ended December 31, 2002, as compared to $91.7 million during 2001, an increase of $9.6 million, or 10.5%. With an adjustment for tax-exempt income, our consolidated net interest income was $103.1 million, an increase of $9.3 million, or 9.9%, as compared to $93.8 million during 2001. An increase in average interest-earning assets as well as a higher net interest margin produced the increase in both net interest income and tax-exempt income adjusted net interest income. Net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, increased to 4.44% during 2002 as compared to 4.22% during 2001. The significant decline in market interest rates between the two periods caused both the yield on interest-earning assets and the cost of interest-bearing liabilities to fall. However, the decline in the cost of interest-bearing liabilities was larger, resulting in an overall increase in the net interest margin. Between the two periods, the cost of interest-bearing liabilities declined 173 basis points, while the yield on interest-earning assets declined by 123 basis points. The larger decline in the cost of interest-bearing liabilities also caused the net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, to increase to 3.97% during 2002 as compared to 3.47% during 2001.

During 2002, average interest-earning assets totaled $2.32 billion, an increase of $100.0 million, or 4.5%, as compared to average interest-earning assets of $2.22 billion during 2001. Most of the increase in average interest-earning assets occurred in loans, which increased

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

to $1.80 billion during 2002, an increase of $140.5 million, or 8.5%, as compared to $1.66 billion during 2001. The increase in average loan balances resulted from higher average commercial and commercial real estate loans of $93.4 million and home equity and consumer loans of $95.1 million, partly offset by a decrease in residential mortgage loans. The yield on interest-earning assets declined 123 basis points to 6.37% during 2002 as compared to 7.60% during 2001. Declining market interest rates, including a 475 basis point reduction in the Bank’s prime lending rate during 2001, caused the decrease in the yield because much of the commercial loan and home equity line portfolios are indexed to the Bank’s prime lending rate. On the funding side, the declining interest rate environment also lowered our cost of funds. The cost of interest-bearing liabilities decreased 173 basis points to 2.40% during 2002 as compared to 4.13% during 2001. Our cost of deposits decreased 176 basis points while our cost of borrowings declined by 159 basis points. The net interest margin in 2002 was impacted, to a limited extent, by the issuance of the $45.0 million of trust preferred securities on October 21, 2002. Since the cost of these securities is significantly higher than the cost of our other interest-bearing liabilities, we expect the issuance of these securities to reduce our net interest spread in 2003.

Our internal analysis at December 31, 2002 indicated that the continued low interest rate environment could have a negative impact on our net interest margin and, therefore, our net interest income. If market interest rates were to remain static, we would expect that our earning asset yields would continue to decline while many of our liability rates may have reached their lowest likely rates. Significant asset growth would be required to offset the negative impact to net interest income from such a decline in the net interest margin. Therefore, we are expecting a reduction in our net interest margin. Our simulation analysis at December 31, 2002 also indicated our net interest income would be negatively impacted if interest rates declined further. See the section captioned “Quantitative and Qualitative Disclosure about Market Interest Rates” for a discussion of our simulation analysis.

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000. Net interest income was $91.7 million during the year ended December 31, 2001, as compared to $87.3 million during the year ended December 31, 2000, an increase of $4.4 million, or 5.0%. With an adjustment for tax-exempt income, our consolidated net interest income was $93.8 million, an increase of $4.2 million, or 4.6%, as compared to $89.6 million in 2000. These increases resulted from higher interest-earning assets and were partially offset by a decline in our net interest margin. Net interest margin decreased slightly to 4.22% for the year ended December 31, 2001 as compared to 4.25% during 2000. The net interest spread increased to 3.47% during 2001 as compared to 3.29% in 2000 as funding costs declined more than asset yields between the two periods. Despite the increase in the our net interest spread, our net interest margin contracted as a result of a larger volume of interest-earning assets re-pricing downward, as compared to interest-bearing liabilities, during the falling interest rate environment in 2001.

Average interest-earning assets during 2001 totaled $2.22 billion, an increase of $112.9 million, or 5.4%, as compared to average interest-earning assets in 2000. In 2001, our average loans totaled $1.66 billion, an increase of $109.7 million, or 7.1%, as compared to 2000.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

This increase is primarily attributable to higher commercial and commercial real estate loans of $78.1 million and home equity and consumer loans of $41.5 million. The yield earned on assets declined 87 basis points to 7.60% during 2001 as compared to 2000. Declining market interest rates, including the decrease in the Bank’s prime lending rate during 2001, caused the decline in the yield on interest earning assets. On the funding side, the declining interest rate environment also lowered our cost of funds by 105 basis points, to 4.13%, during 2001. Our cost of deposits declined 88 basis points while our cost of borrowings declined by 172 basis points. As interest rates declined, the Bank was able to lower interest rates on deposit products and replace some maturing higher costing certificates of deposit and borrowings with lower costing funding sources. In addition, funding from customers in 2001 not only supported loan growth, but also allowed for reductions in our wholesale funding. During 2001, the level of average brokered certificates of deposit declined by $59.5 million. The cost of our wholesale funds is generally higher than the rate we pay on our customer funds.

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% tax rate.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

	Year Ended December 31,
	2002			2001			2000
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$439,889	$24,448	5.56%	$438,469	$27,318	6.23%	$453,512	$28,821	6.35%
Tax-exempt (tax equivalent) (2)	57,278	4,284	7.48	67,253	5,212	7.75	69,517	5,391	7.76

Total investment securities	497,167	28,732	5.78	505,722	32,530	6.43	523,029	34,212	6.54

Cash Equivalents	21,743	364	1.65	53,612	1,993	3.67	33,071	2,105	6.26

Loans (3):
Commercial and commercial real estate	1,300,409	84,918	6.44	1,206,629	96,484	7.89	1,128,567	105,046	9.16
Residential real estate mortgages	137,915	9,631	6.98	186,356	14,023	7.52	196,275	14,910	7.60
Home equity and consumer	362,220	20,791	5.74	267,097	20,886	7.82	225,561	20,267	8.96
Fees on loans		3,294			2,665			2,280

Net loans (tax equivalent) (2)	1,800,544	118,634	6.59	1,660,082	134,058	8.08	1,550,403	142,503	9.17

Total interest earning assets	2,319,454	147,730	6.37	2,219,416	168,581	7.60	2,106,503	178,820	8.47

NON-EARNING ASSETS:
Allowance for loan losses	(33,347)			(31,407)			(28,457)
Cash and due from banks	60,263			58,655			60,741
Accrued interest and other assets	95,896			95,823			82,947

TOTAL ASSETS	$2,442,266			$2,342,487			$2,221,734

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$618,819	8,524	1.38	$527,905	14,231	2.70	$413,515	14,927	3.60
Savings deposits	89,360	750	0.84	88,531	1,181	1.33	95,182	1,465	1.53
Time deposits	794,728	26,011	3.27	823,889	43,763	5.31	863,816	52,217	6.03

Total interest-bearing deposits	1,502,907	35,285	2.35	1,440,325	59,175	4.11	1,372,513	68,609	4.99

Short-term borrowings	227,557	3,339	1.47	247,393	9,010	3.64	224,778	12,526	5.56
Notes payable and FHLB advances	124,007	5,098	4.05	124,352	6,631	5.26	121,198	8,065	6.55
Trust preferred securities	8,877	958	10.79	—	—	—	—	—	—

Total interest-bearing liabilities	1,863,348	44,680	2.40	1,812,070	74,816	4.13	1,718,489	89,200	5.18

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	372,387			333,000			322,073
Accrued interest and other liabilities	48,986			31,365			30,241

Total noninterest-bearing liabilities	421,373			364,365			352,314

STOCKHOLDERS’ EQUITY	157,545			166,052			150,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,442,266			$2,342,487			$2,221,734

Net interest income (tax equivalent)		$103,050			$93,765			$89,620

Net interest spread (4)			3.97%			3.47%			3.29%

Net interest margin (5)			4.44%			4.22%			4.25%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income:

	Year Ended December 31,
	2002 over 2001 INCREASE/(DECREASE)			2001 over 2000 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	( in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$88	$(2,958)	$(2,870)	$(944)	$(559)	$(1,503)
Tax-exempt	(751)	(177)	(928)	(175)	(4)	(179)
Cash equivalents	(841)	(788)	(1,629)	982	(1,094)	(112)
Loans	10,708	(26,132)	(15,424)	9,630	(18,075)	(8,445)

Total interest-earning assets			(20,851)			(10,239)

INTEREST PAID ON:
Interest-bearing demand deposits	2,144	(7,851)	(5,707)	3,583	(4,279)	(696)
Savings deposits	11	(442)	(431)	(98)	(186)	(284)
Time deposits	(1,498)	(16,254)	(17,752)	(2,333)	(6,121)	(8,454)
Short-term borrowings	(672)	(4,999)	(5,671)	1,162	(4,678)	(3,516)
Notes payable and FHLB advances	(18)	(1,410)	(1,428)	205	(1,639)	(1,434)
Trust preferred securities	853	—	853	—	—	—

Total interest-bearing liabilities			(30,136)			(14,384)

Net interest income	$5,291	$3,994	$9,285	$4,461	$(316)	$4,145

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Application of Critical Accounting Policies—Allowance for Loan Losses”.

Our provision for loan losses was $9.9 million during 2002, an increase of $200,000, or 2.1%, as compared to $9.7 million during 2001. This increase was primarily a result of the increase in commercial loans as well as an increase in loans with higher risk ratings, including loans secured by manufactured homes within our consumer portfolio. Offsetting factors included a $1.2 million decline in net charge-offs in 2002 as compared to 2001. Our provision for loan losses during 2001 of $9.7 million represented a $2.2 million increase over our provision for loan losses of $7.5 million during 2000. This increase resulted from the growth in our loan portfolio and increased net charge-offs in 2001. We expect our provision for loan losses will increase with continued growth in our loan portfolio and, if the current economic downturn continues, an increase in the future level of our net charge-offs. For additional details concerning nonaccrual loans, net charge-offs and the factors that we consider in determining our allowance for loan losses, see the sections of this discussion and analysis captioned “Nonperforming Loans and Assets” and “Allowance for Loan Losses”.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Service charges	$12,206	$11,914	$10,678
Trust fees	5,267	6,425	4,654
Gain on sale of trust assets	510	—	—
Mortgage-banking activities	332	2,122	1,534
Gain on sale of investment securities, net	2,076	2,333	750
Other noninterest income	1,588	1,479	1,657

Total noninterest income	$21,979	$24,273	$19,273

Our noninterest income was $22.0 million during 2002, compared to $24.3 million during 2001, a decrease of $2.3 million, or 9.5%. The decline in 2002 was primarily a result of lower mortgage-banking revenues and trust fees. These decreases were partly offset by a slight increase in service charges and a $510,000 gain on the sale of a portion of our trust line of business. Our noninterest income has been and will continue to be impacted by the execution of our strategic plan adopted in the fall of 2001. To focus on our targeted customers, we have reduced our mortgage-banking and trust activities, causing the reduction in revenues from these sources in 2002. Noninterest income of $24.3 million during the year ended December 31, 2001, was an increase of $5.0 million, or 25.9%, as compared to $19.3 million during the year ended December 31, 2000. The increase in noninterest income during 2001, as compared to 2000, was largely due to higher deposit service charges, an increase in trust fees and $2.3 million in gains on the sale of available-for-sale investment securities.

Service charges, principally on deposit accounts, were $12.2 million during 2002, an increase of $292,000, or 2.5%, as compared to $11.9 million during 2001. The increases were primarily a result of a continued decline in the earnings credit rate in 2002. The earnings credit rate determines the amount of credit given to customers for their collected balances which is available to offset account activity service charges incurred. The average earnings credit rate over 2002 was approximately 215 basis points lower than during 2001. Some business customers increased their demand deposit balances to offset the decline in the earnings credit rate, as the increase in demand deposits during 2002 illustrates. Service charges during 2001 increased $1.2 million, or 11.6%, from the $10.7 million of service charges during 2000. These increases resulted from increased sales of corporate cash management products and higher fees received on business deposit accounts as a result of a declining earnings credit rate in 2001.

An upgrade in our service charge application system has resulted in certain customer ATM fees now being included with and reported as deposit service charges. Previously, these fees were reported separately from deposit service charges. Customer ATM fees totaling $401,000 and $332,000 for the year ended December 31, 2001 and 2000, respectively, have been

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

reclassified to deposit service charges to maintain comparability between periods. Non-customer related ATM fees are reported in other noninterest income.

Trust fees declined to $5.3 million during 2002 from $6.4 million during 2001, a decrease of $1.2 million or 18.0%. The decline in revenues was due to two factors. First, we experienced significant run-off in the trust business we acquired in October 2000. The decrease in revenues related to this acquired trust business exceeded our initial expectations and resulted in our prospective acceleration of the amortization of the intangible assets recorded upon the acquisition of this business. Second, trust revenues have declined, and are expected to continue to decline, as a result of the execution of our strategic plan to exit fiduciary personal and employee benefit trust services. We continue to provide corporate trust, land trust and tax deferred exchange trust services. Over the last four months of 2002, we completed sales of certain personal and employee benefit trusts. Noninterest income in 2002 included gains totaling $510,000 from these sales. At the time of sale, the estimated annual revenues from the trust business sold approximated $1.3 million. Our trust fees during 2001 were $6.4 million, an increase of $1.8 million, or 38.1%, as compared to $4.7 million during 2000. This increase in 2001 primarily resulted from our acquisition of a trust and asset management business of another financial institution in October 2000.

Our mortgage-banking revenue consists primarily of net gains on sales of loans and mortgage brokerage fees. Mortgage brokerage fees relate primarily to the reverse mortgage and sub-prime mortgage products that have been funded and retained by third parties. The level of mortgage-banking revenues has been impacted by our decision, announced in September 2001, to discontinue origination of mortgages for sale into the secondary market and to discontinue originating first mortgage loans for non-bank customers. During 2002, we also discontinued most mortgage brokerage activities. As a result of these strategic decisions, revenues from mortgage-banking activities declined to $332,000 during 2002 compared to $2.1 million in 2001. Revenues in 2002 consisted primarily of mortgage brokerage fees.

Mortgage-banking revenues were $2.1 million for the year ended December 31, 2001, an increase of $588,000, or 38.3%, as compared to $1.5 million of revenues during 2000. This increase resulted from higher volumes of loans sold. The volume of loans sold increased approximately 67% to $109 million in 2001 while the average gain expressed as a percentage of principal sold declined 34 basis points to 116 basis points. Declining mortgage interest rates in 2001 produced a higher volume of loan originations and corresponding loan sales. An increase in mortgage brokerage fees also contributed to the higher revenue.

Net gains on the sale of available-for-sale investment securities totaled $2.1 million, $2.3 million, and $750,000 for the years ended December 31, 2002, 2001, and 2000, respectively. During 2002, we sold $93 million of U.S. government agency securities at a gain of $2.1 million and reinvested the proceeds in U.S. government agency securities with longer maturities to extend the duration of the investment portfolio. The securities sales in 2001 resulted from a restructuring of a portion of the investment portfolio in which U.S. government agency securities that were maturing within the next two years were sold at a gain and replaced with longer-term mortgage related securities. The $750,000 gain on the sale of investment securities in 2000

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

resulted from the Bank’s sale of an investment in an organization that operated the ATM network.

Other noninterest income, which principally includes letters of credit fees, fees from financial services (i.e., the sale of insurance and other financial services products), ATM fees from non-customer accounts, and safe deposit rental fees, totaled $1.6 million, $1.5 million, and $1.7 million during the years ended December 31, 2002, 2001, and 2000, respectively. Other noninterest income in 2002 also included $590,000 of proceeds received from key man life insurance policies following the death of Sidney Taylor, the former Chairman of the Company’s Executive Committee. The decline in other noninterest income from the level in 2000 was primarily related to a decline in import/export letters of credit as these services were outsourced to a third party and declining ATM revenues from non-customer transactions.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For the Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Salaries and employee benefits	$43,780	$43,207	$39,383
Occupancy of premises	6,500	6,940	6,440
Building sale write down	386	—	—
Furniture and equipment	3,457	4,421	4,126
Computer processing	2,400	2,254	2,234
Holding company legal fees, net	1,600	674	10,650
Bank legal fees, net	2,498	1,830	1,403
Corporate insurance	1,634	816	581
Consulting	1,264	2,422	1,704
Advertising and public relations	2,187	1,069	1,028
Goodwill amortization	—	2,316	2,326
Other intangible assets amortization	366	251	68
Other real estate and repossessed asset expense	393	602	104
Litigation settlement charge	61,900	—	—
Other noninterest expense	14,789	12,330	10,536

Total noninterest expense	$143,154	$79,132	$80,583

Noninterest expense was $143.2 million during the year ended December 31, 2002. Excluding the $61.9 million litigation settlement charge, noninterest expense would have been $81.3 million during 2002. Noninterest expense in 2001 was $79.1 million and included $2.3 million of goodwill amortization expense. As a result of a new accounting standard adopted on January 1, 2002, goodwill is no longer amortized. Without the litigation settlement expense in 2002 and the amortization expense of goodwill during 2001, noninterest expense during 2002

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

would have increased by $4.4 million, or 5.8%, over noninterest expense in 2001. The increase between the two periods was mainly produced by higher legal fees, advertising, corporate insurance and other expense. Noninterest expense in 2001 of $79.1 million represented a decrease of $1.5 million, or 1.8%, as compared to noninterest expense in 2000 of $80.6 million. A $10.0 million decline in net holding company legal fees was partially offset by higher salaries and employee benefits, consulting, and other noninterest expense.

Salaries and employee benefits represent the largest category of our noninterest expense. For the year ended December 31, 2002, salaries and employee benefits totaled $43.8 million, an increase of $573,000, or 1.3%, as compared to the $43.2 million of expense during 2001. Included in expense for 2002 was $1.8 million for severance related to the decision to exit fiduciary trust and broker-sourced home equity as well as other executive management level changes, compared to $463,000 of severance in 2001 related to the exit of mortgage-banking activities. The additional severance in 2002 was partly offset by savings of approximately $1.3 million in salaries and commissions from the exit of mortgage-banking activities. An increase in base salaries also contributed to the increase during 2002. At December 31, 2002, we had 531 full-time equivalent employees as compared to 552 full-time equivalent employees at December 31, 2001. While our full-time equivalent employees decreased between the two year-ends, the average salary per employee increased as we increased the number of banking professionals in our core business banking business.

For the year ended December 31, 2001, salaries and employee benefits totaled $43.2 million, an increase of $3.8 million, or 9.7%, as compared to $39.4 million during 2000. This increase primarily resulted from the $2.0 million of additional expense related to our ESOP, annual merit increases and the new employees that were added when the Bank purchased the trust and asset management business of another financial institution in October 2000.

In the fourth quarter of 2001 and during the first quarter of 2002, we recorded $2.0 million and $115,000, respectively, of additional expense related to the ESOP. In connection with the acquisition of the Bank in 1997, we and the ESOP trustee entered into an agreement that required us to value the shares that were in the ESOP at the time of acquisition (control-value shares) at the same value that the shares of the controlling owners were valued. The appraisal computed a value for minority shareholders and a separate value, with a premium, for the control-value shares. At December 31, 2001, the ESOP held 262,311 control-value shares entitled to this control-value premium. We and the ESOP trustee agreed to terminate the original agreement and, in consideration for the termination, we paid into the ESOP a control-value cash premium of $2.1 million for those participants in the ESOP with control-value shares. The amount paid was allocated to the profit sharing portion of the ESOP for these participants. An estimate of the control value premium was recorded during the fourth quarter of 2001 when the agreement between us and the ESOP Trustee was signed, and was adjusted during the first quarter of 2002 when the third-party appraisal was completed and the actual control value premium was calculated.

Our occupancy of premises expense was $6.5 million during the year ended December 31, 2002 compared to $6.9 million during 2001, a decrease of $440,000, or 6.3%. In January

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

2002, we closed our Cicero branch facility when the lease expired and our customers were directed to another of our branches located less than one mile from the Cicero facility. We are committed to the consolidation of our administrative and operational personnel into a centrally-located corporate center. As part of this consolidation, during the fourth quarter of 2002, we entered into an agreement to sell our Ashland branch facility and a $386,000 loss was recorded to write down the asset to the contracted selling price, less the cost to sell. We expect to complete this sale during the second half of 2003. We are currently negotiating an agreement regarding the disposition of a leased facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with the lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period that we contractually agree to a one-time payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. No lease termination costs were recorded in 2002. We are continuing to evaluate any further costs and benefits of our centralization plan. See the section of this discussion and analysis captioned “Financial Condition—Non-earning Assets” for additional details.

Occupancy of premises expense was $6.9 million during 2001, a $500,000 or 7.8% increase over the $6.4 million of expense during 2000. This increase was largely due to additional space leased at our West Washington Street location to consolidate certain of our lending and trust operations.

Furniture and equipment expense was $3.5 million during 2002, a decrease of $964,000 as compared to $4.4 million of furniture and equipment expense in 2001. Lower depreciation expense produced most of the decrease, as certain technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002. Our furniture and equipment expense for 2001 increased $295,000 to $4.4 million as compared to the $4.1 million of expense during 2000. During 2001, higher depreciation and maintenance charges, associated with furniture and equipment for the additional leased space at our West Washington Street location and certain technology projects, produced the increase in expense in 2001.

Our computer processing expense is comprised of payments to third party processors, primarily for our “mission critical” data processing applications including loans, deposits, general ledger and ATM operations. Our computer processing expense was $2.4 million during 2002, compared to expense for the years of 2001 and 2000 of $2.3 million and $2.2 million, respectively.

The holding company’s legal fees include defense costs relating to the split-off litigation described in the section of this discussion and analysis captioned “Litigation and Settlement,” as well as general corporate matters. During 2002, the holding company’s legal expense was $1.6 million, compared to net legal fees of $674,000 and $10.7 million for the years ended December 31, 2001 and 2000, respectively. During 2000, the majority of the holding company’s legal fees were for defense of lawsuits associated with the split-off transactions as the number of lawsuits increased and the cases progressed. Legal fees declined in 2001 and into 2002 as we began to discuss a possible settlement of this litigation. A portion of our defense costs was submitted to

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

insurance carriers for reimbursement. During 2001 and 2000, we received $2.9 million and $3.4 million, respectively, in reimbursements, which were recorded when received. Although we did not receive or record any insurance reimbursements in 2002, we received reimbursements totaling approximately $2.0 million in February 2003. As a result of the satisfaction of the litigation settlement agreements in October 2002, we expect holding company legal fees for the foreseeable future to relate primarily to general corporate matters and securities law compliance.

Bank legal fees relate to collection activities as well as general corporate operations. Bank legal fees were $2.5 million, $1.8 million, and $1.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The higher legal fees in 2002 were primarily caused by increased collection activity and professional fees related to our decision to exit some non-core lines of business and to develop new products and services for our core business banking customers.

Corporate insurance totaled $1.6 million during the year ended December 31, 2002, compared to $816,000 during 2001 and $581,000 during 2000. The increase in expense was caused by higher costs for our directors and officers’ insurance policy resulting from becoming a publicly traded company in October 2002. Insurance expense is expected to increase further in 2003 from a full year’s impact of the higher premium.

Consulting expense was $1.3 million during 2002, a decrease of $1.2 million, or 47.8% over the $2.4 million of consulting expense in 2001. Consulting expense in 2001 represented a $718,000, or 42.1% increase as compared to the $1.7 million of expense in 2000. The higher expense in 2001 was due to projects undertaken during that year that related to information technology, strategic and facilities planning, and marketing consultation.

Advertising and public relations expense increased to $2.2 million during the year ended December 31, 2002, as compared to $1.1 million during 2001 and $1.0 million of expense in 2000. Our advertising expense has increased in 2002 and is expected to increase in the future as a result of a new program to increase the visibility of the Bank and public awareness and understanding of our business and product capabilities. Our marketing program also includes a new corporate identity, a more contemporary logo and increased direct advertising. In 2003, we began airing television commercials. The cost of producing the commercials was capitalized in 2002 and is being amortized beginning in 2003 over three years, the expected time horizon over which the commercials will be aired. At December 31, 2002, the balance of capitalized advertising costs totaled $582,000.

Goodwill amortization expense relates to the goodwill created when we acquired the Bank in 1997. A new accounting standard adopted on January 1, 2002 eliminated the amortization expense on goodwill. Upon adoption, we had $23.4 million of goodwill that will no longer be subject to amortization, but will be subject to possible write-downs based upon annual impairment testing. Amortization expense on goodwill was $2.3 million annually for the years ending December 31, 2001 and 2000.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

At December 31, 2002, we had $438,000 of intangible assets related to the purchase of lines of trust business. The intangible assets are amortized over their estimated useful life, which is periodically reevaluated. Other intangible assets amortization expense was $366,000 during 2002 compared to $251,000 in 2001 and $68,000 during 2000. The increase in 2002 and 2001 was primarily due to the additional amortization expense on the trust business acquired in the fourth quarter of 2000. During 2002, we accelerated the amortization of the intangible asset associated with this acquisition, as the decrease in revenue related to this business exceeded our initial expectations.

Other real estate and repossessed asset expense was $393,000 during the year ended December 31, 2002, compared to expense of $602,000 and $104,000 during 2001 and 2000, respectively. This net expense is influenced to a large degree by the number and complexity of properties being maintained pending their sale.

Noninterest expense in 2002 reflects a $61.9 million charge related to our settlement of the split-off litigation. This settlement was funded with a portion of the net proceeds from the concurrent offerings of common stock and trust preferred securities completed in October 2002. See the section of this discussion and analysis captioned “Litigation and Settlement” for additional details. The amount of the settlement was based, in part, on the anticipated initial public offering price of our common stock. After completion of the initial public offering in October 2002, we paid $61.9 million in full satisfaction of our settlement agreements.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $14.8 million during 2002, compared to $12.3 million and $10.5 million during 2001 and 2002, respectively. Two events were the primary causes of the increase in this expense during 2002 as compared to 2001. First, during the third quarter of 2002, we recorded a $1.0 million charge to establish a reserve related to interest receivable carried in connection with our indirect originated consumer loans secured by manufactured homes. Because of negative trends in the manufactured housing industry, we expect that a portion of this asset may not be collectable. Second, we recorded an $856,000 charge related to consideration paid for the contractual termination of a revenue sharing agreement associated with the trust business acquired in October 2000. As part of that acquisition, we had agreed to share a portion of the trust revenues earned on the accounts purchased over the following five years. In connection with our exit of certain fiduciary trust activities we have sold some of the trust accounts that were subject to this revenue sharing agreement. Finally, general increases in armored car services, computer software, employee training and development, and other business development expenses also contributed to the increase. Other noninterest expense was $12.3 million during 2001, a $1.8 million, or 17.0%, increase over the other noninterest expense in 2000 of $10.5 million. An increase in operating losses, which primarily related to non-employee initiated fraud involving either loan or deposit accounts, and general increases in costs for printing and supplies contributed to the increase in expense in 2001.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

We expect our noninterest expense to increase in 2003 as a result of our becoming a publicly traded company. Specifically, we expect increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs additional directors and officers’ insurance costs and other expenses generally associated with publicly-traded companies.

Income Taxes

Despite a net loss during 2002 due to the settlement of litigation, we recorded income tax expense of $11.7 million. This occurred primarily because we did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million. As more fully described above, under the caption “Application of Critical Accounting Policies”, at times, we recognize income tax expense differently for financial reporting purposes than we do for tax return purposes. We plan to deduct a portion of the litigation settlement for tax return purposes. To the extent a portion of the settlement is deductible, we will, in a future period, recognize an income tax benefit for financial reporting purposes.

For 2001 and 2000 our income tax expense was $9.5 million and $9.6 million, respectively. Our effective income tax rate was approximately 35% and 52% for the years ended December 31, 2001, and 2000, respectively. The higher effective tax rate in 2000, as compared to 2001, was primarily because we did not recognize an income tax benefit for financial reporting purposes with respect to certain legal defense costs. As with the litigation settlement, to the extent a portion of the legal defense costs are deductible, we will, in a future period, recognize an income tax benefit for financial reporting purposes.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of our financial position and operating results in terms of historical amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

Financial Condition

Our total assets increased $144.8 million, or 6.1%, during 2002 to reach $2.54 billion at December 31, 2002 compared to $2.39 billion at December 31, 2001. An increase in loans accounted for most of the increase. Total stockholders’ equity decreased $2.2 million during 2002 to $168.7 million at December 31, 2002, as the $41.4 million net loss for the year was partly offset by additional equity raised by the issuance of common stock.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Average interest-earning assets during 2002 increased by $100.0 million, or 4.5% to total $2.32 billion, as compared to $2.22 billion during 2001. A $140.5 million increase in average loan balances produced the increase in average interest-earning assets.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of federal funds sold, deposits with the Federal Home Loan Bank, and investments in money market mutual funds managed by other financial institutions. These balances are overnight or over weekend investments and are maintained primarily for liquidity management purposes.

Investment Securities

Our investment portfolio primarily serves as a source of income and secondarily as a source of liquidity and for interest rate risk management purposes. In managing our investment portfolio within the composition of the entire balance sheet, we balance our earnings, credit and interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2002:
U.S. government agency securities	$152,143	$157,726	$—	$—	$152,143	$157,726
Collateralized mortgage obligations	227,207	234,382	—	—	227,207	234,382
Mortgage-backed securities	51,944	55,200	—	—	51,944	55,200
State and municipal obligations	51,539	53,473	—	—	51,539	53,473
Other debt securities	—	—	825	884	825	884

Total	$482,833	$500,781	$825	$884	$483,658	$501,665

December 31, 2001:
U.S. Treasury securities	$10,013	$10,078	$—	$—	$10,013	$10,078
U.S. government agency securities	140,710	144,011	—	—	140,710	144,011
Collateralized mortgage obligations	192,073	193,985	—	—	192,073	193,985
Mortgage-backed securities	80,820	82,647	—	—	80,820	82,647
State and municipal obligations	62,317	62,637	—	—	62,317	62,637
Other debt securities	—	—	850	900	850	900

Total	$485,933	$493,358	$850	$900	$486,783	$494,258

December 31, 2000:
U.S. Treasury securities	$55,101	$55,295	$—	$—	$55,101	$55,295
U.S. government agency securities	173,526	176,753	—	—	173,526	176,753
Collateralized mortgage obligations	123,442	124,105	—	—	123,442	124,105
Mortgage-backed securities	83,545	84,076	—	—	83,545	84,076
State and municipal obligations	—	—	69,108	69,962	69,108	69,962
Other debt securities	—	—	850	868	850	868

Total	$435,614	$440,229	$69,958	$70,830	$505,572	$511,059

Investment securities do not include investments in Federal Home Loan Bank and Federal Reserve Bank stock of $11.0 million, $10.6 million and $10.2 million, at December 31, 2002, 2001, and 2000, respectively. These investments are stated at cost.

At December 31, 2002, our investment portfolio totaled $501.6 million, an increase of $7.4 million over year-end 2001. During 2002, we sold approximately $93 million of U.S. government agency securities, at a gain of $2.1 million, and reinvested the proceeds in other U.S. government agency securities with longer maturities to extend the duration of the portfolio. As of December 31, 2001, our investment portfolio was $494.2 million, a decrease of $16.0 million as compared to the $510.2 million investment portfolio at December 31, 2000. During 2001, we used a portion of the proceeds from maturing securities and principal repayments on mortgage related securities to reduce our wholesale funding. We restructured a portion of our portfolio by selling approximately $77 million of available-for-sale government agency securities that were scheduled to mature over the next two years, and reinvested the proceeds from those sales in longer-term mortgage related securities. This restructuring lengthened the duration of our portfolio and generated a pre-tax gain of approximately $2.2 million. In addition, on January 1, 2001, upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we made a one-time transfer of our state and municipal obligations, with a carrying value of $69.1 million, from the held-to-maturity classification to the available-for-sale classification. Upon reclassification, we recorded a gross unrealized gain of $854,000, a deferred tax liability of $299,000 and a net increase to stockholders’ equity of $555,000.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2002
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government agency securities	$15,525	6.56%	$142,201	3.92%	$—	—%	$—	—%	$157,726	4.18%
Collateralized mortgage obligations (2)	120,296	5.86	106,587	5.62	7,499	4.48	—	—	234,382	5.71
Mortgage-backed securities (2)	16,966	6.18	30,665	6.20	7,485	6.20	84	8.60	55,200	6.20
States and political subdivisions (3)	5,334	7.66	16,486	7.09	7,553	7.00	24,100	7.69	53,473	7.41

Total available-for-sale	158,121	6.03	295,939	4.94	22,537	5.89	24,184	7.70	500,781	5.46
Held-to-maturity securities (4):
Other debt securities	300	7.63	500	7.95	25	2.50	—	—	825	7.67

Total held-to-maturity	300	7.63	500	7.95	25	2.50	—	—	825	7.67

Total securities	$158,421	6.03%	$296,439	4.95%	$22,562	5.89%	$24,184	7.70%	$501,606	5.47%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.
(4)	Based on amortized cost.

Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. Our mortgage-backed securities holdings consist principally of direct “pass through” securities issued by the Federal National Mortgage Association, or FNMA and the Federal Home Loan Mortgage Corporation, or FHLMC. These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk associated with mortgage-backed securities. Our collateralized mortgage obligations, or CMOs, consist of (1) planned amortization class securities and (2) high-coupon, sequential-paying securities (also known as synthetic premiums because the coupons on these securities exceed those on the underlying mortgage loans), both of which are backed by fixed-rate, single-family mortgage loans. Although CMOs are guaranteed as to principal and interest by certain agencies, primarily FNMA and FHLMC, they possess market risk due to the prepayment risk associated with the underlying collateral.

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. Certain municipal issues, however, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions. We also have investments in Federal Reserve Bank stock and Federal Home Loan Bank stock which are required to be maintained for various purposes. At December 31, 2002, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold.

Approximately 53% of our investment securities portfolio at December 31, 2002 was used as collateral for public funds deposits and securities sold under agreements to repurchase.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Commercial and industrial	$586,885	$521,592	$481,812	$453,170	$462,447
Commercial real estate	484,015	354,214	353,043	348,592	287,537
Real estate – construction	317,739	380,674	328,856	260,972	232,018
Residential real estate – mortgages	117,652	160,699	188,766	183,427	150,930
Mortgage loans held-for-sale	—	1,147	7,004	8,917	42,257
Home equity loans and lines of credit	336,727	273,133	209,870	172,009	142,170
Consumer	34,572	47,572	40,414	27,317	18,102
Other loans	2,412	3,461	2,836	3,272	1,806

Gross loans	1,880,002	1,742,492	1,612,601	1,457,676	1,337,267
Less: Unearned discount	(528)	(855)	(909)	(871)	(1,286)

Total loans	1,879,474	1,741,637	1,611,692	1,456,805	1,335,981
Less: Allowance for loan losses	(34,073)	(31,118)	(29,568)	(26,261)	(24,599)

Loans, net	$1,845,401	$1,710,519	$1,582,124	$1,430,544	$1,311,382

At December 31, 2002, 2001, and 2000, our gross loans totaled $1.88 billion, $1.74 billion and $1.61 billion, respectively. The increase in loans during these periods was primarily due to growth in the commercial and industrial, commercial real estate, and home equity loans and lines of credit portfolios. Increases in the real estate–construction and consumer loan portfolios also contributed to the growth in loans during 2001 and 2000.

Commercial and industrial loans, the largest component of our loan portfolio, were $586.9 million, $521.6 million and $481.8 million, at December 31, 2002, 2001, and 2000, respectively. These loans represented 31% of our portfolio at December 31, 2002 and 30% of our loan portfolio at December 31, 2001 and 2000. Commercial and industrial loans are one of our core products, and we believe the continued growth in these loans is a result of our marketing efforts that emphasize the Bank’s commercial banking capabilities.

Loans secured by commercial real estate totaled $484.0 million, $354.2 million and $353.0 million, at December 31, 2002, 2001, and 2000, respectively. Our commercial real estate loans, as a percentage of total loans was 26% at December 31, 2002, as compared to 20% and

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

22% at December 31, 2001, and 2000, respectively. Our commercial real estate loans consist of commercial owner-occupied and investment properties. The growth in commercial real estate loans in 2002 related primarily to investment properties including multi-family rental, mixed use and commercial non-owner occupied.

Our real estate-construction loans totaled $317.7 million at December 31, 2002 as compared to $380.7 million and $328.9 million at December 31, 2001 and 2000, respectively. The portfolio, as a percentage of gross loans, was 17%, 22% and 20% at December 31, 2002, 2001, and 2000, respectively. These loans consist primarily of loans to professional homebuilders and developers. Our real estate construction loans have declined in 2002 as we reduced our construction lending in the condominium market. Continued weak economic conditions that have reduced demand in certain segments of the residential construction market, as well as the potential for future increases in home mortgage interest rates, could limit future growth in this portfolio.

At December 31, 2002, residential real estate-mortgages totaled $117.7 million or 6% of our total loan portfolio. This portfolio totaled $160.7 million and $188.8 million at December 31, 2001 and 2000, respectively, representing 9% and 12% of the total loan portfolio at these dates, respectively. Historically, we have retained only nonconforming adjustable-rate mortgage products, or ARMs, for our portfolio. This portfolio has decreased and will continue to decline as low interest rates encourage mortgage refinancing and as a result of our decision to de-emphasize our mortgage business. Mortgage loan origination for the portfolio was $43.3 million during 2002 as compared to $163.5 million for 2001.

We had no mortgage loans held-for-sale at year-end 2002. In September 2001, we decided to discontinue origination of mortgages for sale into the secondary market. Mortgage loans held-for-sale in prior years are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments. Historically, we have used forward commitments to sell mortgage loans to manage our interest rate risk exposure.

Home equity loans and lines of credit outstanding totaled $336.7 million, $273.1 million and $209.9 million, as of December 31, 2002, 2001, and 2000, respectively. This portfolio as a percentage of the total loan portfolio was 18%, 16% and 13% at December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, approximately 35% of our home equity loans and lines, after giving effect to any outstanding first mortgage loans, exceeded 80% of the appraised value of the underlying real estate collateral. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of appraised value. Approximately 56% of our outstanding home equity loans and lines were sourced through mortgage brokers, but were still subject to the Bank’s underwriting standards. This portfolio will be impacted by our decision at the end of 2002 to discontinue the origination of third-party sourced home equity products. This decision was part of our strategic plan to focus on our core business banking customers. As a result, this portfolio balance should decline as the loans repay.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Consumer loans were $34.6 million at December 31, 2002. This portfolio was $47.6 million and $40.4 million at December 31, 2001 and 2000, respectively. Of total consumer loans at December 31, 2002, 59% were indirect manufactured home loans, 19% were indirect auto and boat loans, 9% were direct auto loans, 5% were credit card loans, and the remaining 8% were other personal secured and unsecured loans. In mid-2001, we decided to discontinue the origination of indirect auto and manufactured homes. Consequently, we expect our indirect consumer loan portfolio to continue to decline as these loans repay. The increase in consumer loans during 2001 was primarily due to higher indirect loans, primarily manufactured home loans. Our consumer loan portfolio represented 2%, 3% and 3% of gross loans at December 31, 2002, 2001 and 2000, respectively.

The following table shows our maturity distribution of loans as of the dates indicated:

	As of December 31, 2002
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$483,897	$344,737	$155,606	$73,593	$13,067	$1,070,900
Real estate—construction	197,210	21,107	92,393	7,029	—	317,739
Residential real estate—mortgages	6,272	12,493	11,791	23,777	63,319	117,652
Home equity loans and lines of credit	9,998	87,404	21,065	17,095	201,165	336,727
Consumer	7,258	8,474	23	18,330	487	34,572
Other loans	2,412	—	—	—	—	2,412

Total	$707,047	$474,215	$280,878	$139,824	$278,038	$1,880,002

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $3.1 million as of December 31, 2002.

Nonperforming Loans and Assets

Lending officers and their managers are responsible for continuous review of present and estimated future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. Delinquency reports are reviewed continuously by responsible officers. In addition, on a quarterly basis, loans graded below a designated level are reviewed by the responsible officer with the oversight of an independent loan review function. During such reviews, consideration is given to placing the loan on a nonaccrual status, the need for an additional allowance for loan loss, and, if appropriate, a partial or full charge-off. Loans are generally placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

full. If management is not satisfied that there is a high probability that principal will be collected in full, any interest collected will be applied, for financial reporting purposes, to reduce the principal balance recorded by the Bank. However, this does not change the terms of the borrower’s loan agreement. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$6,151	$3,744	$4,487	$3,717	$2,618
Nonaccrual loans	12,107	13,656	6,684	10,800	11,365

Total nonperforming loans	18,258	17,400	11,171	14,517	13,983
Other real estate	602	322	153	828	3,185
Other repossessed assets	23	247	132	136	83

Total nonperforming assets	$18,883	$17,969	$11,456	$15,481	$17,251

Restructured loans not included in nonperforming assets	$313	$—	$—	$—	$—
Nonperforming loans to total loans	0.97%	1.00%	0.69%	1.00%	1.05%
Nonperforming assets to total loans plus repossessed property	1.00%	1.03%	0.71%	1.06%	1.29%
Nonperforming assets to total assets	0.74%	0.75%	0.51%	0.76%	0.90%

At December 31, 2002, our consumer loan portfolio included $20.4 million of loans to consumers secured by manufactured homes. To date, the delinquency and loss experience of our portfolio of manufactured home loans has not deteriorated materially. However, we are aware of recent industry reports of rising delinquency rates and declining resale values for repossessed manufactured homes. Therefore, we anticipate that the quality of our manufactured housing loan portfolio may decline in the future, which could lead to higher net charge-offs. We are closely monitoring the credit quality trends in the manufactured housing industry and its potential impact on our portfolio of loans secured by manufactured homes.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula described below, specific allowances for identified problem loans and portfolio segments, and the unallocated allowance.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

The formula portion of the allowance is calculated by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial, residential real estate mortgage and consumer loans. Those categories are further segregated by risk classification and in some cases by delinquency status. Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; for example home equity loans over 80% loan to value, home equity loans equal to or less than 80%, and loans secured by manufactured homes. Segregation of the loans into more discreet pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, segmenting loans with similar attributes and risk characteristics. We determine actual historic loss rates over the last three years and weight the results toward the most recent history for each separate loan segment identified. These historical loss rates are adjusted, if deemed appropriate, for relevant environmental factors affecting the segments, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. The resulting loss factors are then multiplied against the current period loans outstanding to derive an estimated loss.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate a high probability that a loss will be incurred. Commercial loans exceeding size thresholds established by management are individually evaluated for impairment and the amount is determined by a method prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Specific allowances may also be established for homogeneous segments within the mortgage and consumer loan portfolios. At December 31, 2002, a specific allowance was established relating to the consumer loans secured by manufactured homes.

The unallocated portion of the allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The factors assessed are more qualitative in nature. Conditions affecting the entire lending portfolio evaluated in connection with the unallocated portion of the allowance include: general economic and business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations and findings of our internal loan review function. Executive management reviews these conditions quarterly in discussion with our senior lenders and credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as part of the formula allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment, management’s evaluation of the probable loss related to such conditions is reflected in the unallocated portion of the allowance.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Average total loans	$1,800,544	$1,660,082	$1,550,403	$1,394,158	$1,260,533

Total loans at end of year	$1,879,474	$1,741,637	$1,611,692	$1,456,805	$1,335,981

Allowance for loan losses:
Allowance at beginning of year	$31,118	$29,568	$26,261	$24,599	$25,813

Charge-offs:
Commercial and commercial real estate	(6,603)	(7,987)	(3,862)	(4,649)	(6,157)
Real estate – construction	(350)	—	—	—	—
Residential real estate – mortgages	(152)	(96)	(136)	(122)	(289)
Consumer and other (1)	(1,428)	(914)	(952)	(1,394)	(1,141)

Total charge-offs	(8,533)	(8,997)	(4,950)	(6,165)	(7,587)

Recoveries:
Commercial and commercial real estate	1,403	615	661	1,591	947
Real estate – construction	—	—	—	—	—
Residential real estate – mortgages	43	—	8	38	70
Consumer and other (1)	142	232	134	198	221

Total recoveries	1,588	847	803	1,827	1,238

Net charge-offs	(6,945)	(8,150)	(4,147)	(4,338)	(6,349)

Provision for loan losses	9,900	9,700	7,454	6,000	5,135

Allowance at end of year	$34,073	$31,118	$29,568	$26,261	$24,599

Net charge-offs to average total loans	0.39%	0.49%	0.27%	0.31%	0.50%
Allowance to total loans at end of year	1.81%	1.79%	1.83%	1.80%	1.84%
Allowance to non-performing loans	186.62%	178.84%	264.69%	180.90%	175.92%

(1) Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Net charge-offs during 2002 totaled $6.9 million, or 0.39% of average loans. We recorded a provision for loan losses of $9.9 million during 2002. As a result, the allowance for loan losses increased $3.0 million, or 9.5%, during this period. This increase was primarily a result of the 7.9% increase in loans as well as an increase in the volume of higher risk rated commercial loans. However, impaired loans, and the specific reserves identified therewith, declined. In addition, a specific reserve was established with respect to the loans to consumers secured by manufactured homes. Consistent with our strategic focus on business banking,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

growth in our commercial and commercial real estate portfolio accounted for most of the increase in total loans. If the current economic downturn continues, we may experience a higher level of net charge-offs in the future.

Net charge-offs during 2001 were $8.2 million, or 0.49% of average loans. We recorded a provision for loan losses of $9.7 million during 2001. As a result, the allowance for loan losses increased by $1.6 million, or 5.2%. While charge-offs and nonaccrual loans increased during 2001, we determined it was unnecessary to increase the allowance more sharply for three principal reasons. First, some of the more significant charge-offs taken during 2001 were not reflective of expected portfolio trends going forward. In particular, of the total charge-offs, $3.2 million related to a single loan to a company providing services to the technology sector. Since we do not have a concentration in that sector, no continuing loss trend is expected. Another $1.2 million of net charge-offs related to loans granted under a nationwide program to finance the acquisition of dental practices. Consistent with our strategic focus on business banking in the Chicago metropolitan area, we discontinued offering that product on a national basis in the fall of 2001. Second, nonaccrual loans often evidence a liquidity problem on the part of the borrower, but not necessarily an impairment of underlying value. Because the vast majority of our loans are secured and guaranteed, our experience is that we frequently collect high percentages of loans that are placed on nonaccrual due to liquidity problems. For example, three large loans (each in excess of $1.0 million) reported as nonaccruals at December 31, 2001 were paid down or off during 2002. Finally, while nonaccrual loans increased, impaired loans decreased during 2001.

Net charge-offs during 2000 were $4.1 million, or 0.27% of average loan balances. None of the charge-offs was over $1.0 million in amount. We recorded a provision for loan losses of $7.5 million during 2000. As a result, the allowance for loan losses increased $3.3 million, or 12.6%. The increase was partially driven by an increase in loans of 10.6%, with approximately 60% of the increase in commercial loans. We reduced the loss reserve factor, and therefore the amount of the allowance allocated to residential mortgages and home equity lines and loans, due to a sustained period of improved credit performance. In the same period, we also modified the method by which we calculated the concentrations within the commercial real estate portfolio. Prior to March 31, 2000, we utilized the standard industrial classification nomenclature for determining concentrations within the real estate portfolio. Commencing with the first quarter of 2000, we began using more precise codes to better match risks within the commercial real estate portfolio by type of underlying real estate collateral. The net result was to increase the allocated loss factor on commercial real estate by approximately $1.0 million. Due to concerns about the economy’s ability to continue its already long expansion, a decline in equipment values and adverse trends in risk grades, we increased the unallocated portion of the allowance by $2.4 million.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2002		2001		2000		1999		1998
	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$18,751	56.9%	$17,516	50.3%	$16,697	51.9%	$14,031	55.3%	$13,115	57.9%
Real estate – construction	5,564	16.9	5,710	21.9	4,933	20.5	4,567	18.0	4,060	17.9
Residential real estate – mortgages	376	6.3	402	9.2	472	11.8	1,834	12.7	1,509	11.8
Consumer and other	4,614	19.9	2,131	18.6	1,698	15.8	2,479	14.0	1,868	12.4
Unallocated	4,768	—	5,359	—	5,768	—	3,350	—	4,047	—

Total allowance for loan losses	$34,073	100.0%	$31,118	100.0%	$29,568	100.0%	$26,261	100.0%	$24,599	100.0%

(1)	Excludes mortgage loans held-for-sale.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Nonearning Assets

At December 31, 2002 and 2001, we had goodwill of $23.4 million that relates to our acquisition of the Bank. Beginning on January 1, 2002, this goodwill is no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2002, and we determined that no impairment charge was necessary. Goodwill will be tested annually for impairment, and if at any time impairment exists, we will record an impairment loss. No additions, disposals or impairment charges were recorded to goodwill during of 2002. Amortization expense on goodwill was $2.3 million for the years ended December 31, 2001 and 2000.

At December 31, 2002 and 2001, we also have $438,000 and $1.0 million, respectively, of other intangible assets that relate to the purchase of lines of trust business. We reduced this intangible asset during 2002 through amortization of $366,000 and by $227,000 when we sold a portion of the lines of trust business. See the section of this discussion and analysis captioned “Noninterest Income” for additional details of the sales of trust lines of business. There were no additions to these intangible assets in 2002.

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $19.1 million at December 31, 2002 as compared to $20.8 million at December 31, 2001. During 2001, we engaged a national real estate consulting firm to evaluate the efficiency of our current facilities. As part of this project, we plan to consolidate our back-office operations into a centrally-located corporate center. During the first quarter of 2003, we signed an operating lease for 108,000 square feet in Rosemont, Illinois, a suburb of Chicago. We expect to begin transitioning to the corporate center in late 2003. The consultants are also discussing options for disposing of or reducing space at our existing facilities and opportunities to relocate certain branch facilities. In the fourth quarter of 2002, we agreed to sell our Ashland facility that supported a banking center and some back-office operations. We expect to move the back-office operations to the corporate center and build a smaller branch facility near the current Ashland facility. We expect to complete this sale during the second half of 2003. We recorded a $386,000 loss in 2002 to reduce the carrying value of the Ashland facility to the contracted sales price, less cost to sell.

We are currently negotiating an agreement regarding the disposition of a leased facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with the lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period that we contractually agree to a one-time payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. We are continuing to evaluate any further costs and benefits of our centralization plan.

Deposits

Our core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit, certain public funds and core customer repurchase agreements. Our customer repurchase agreements are reported as short-term borrowings. We also use

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

brokered and other out-of-market certificates of deposit and FHLB advances to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2002			2001			2000
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$372,387	19.85%	—%	$333,000	18.78%	—%	$322,073	19.01%	—%
Interest-bearing demand deposits	618,819	33.00	1.38	527,905	29.77	2.70	413,515	24.40	3.60
Savings deposits	89,360	4.77	0.84	88,531	4.99	1.33	95,182	5.62	1.53
Time deposits:
Certificates of deposit	539,463	28.77	3.36	566,841	31.97	5.19	537,243	31.70	5.80
Brokered certificates of deposit	183,005	9.76	3.45	159,470	8.99	6.02	218,941	12.92	6.51
Public Funds	72,260	3.85	2.20	97,578	5.50	4.84	107,632	6.35	6.25

Total time deposits	794,728	42.38	3.27	823,889	46.46	5.31	863,816	50.97	6.03

Total deposits	$1,875,294	100.00%		$1,773,325	100.00%		$1,694,586	100.00%

The following table sets forth the period end balances of interest-bearing deposits at December 31, 2002, 2001 and 2000, respectively.

	At December 31,
	2002	2001	2002
	(in thousands)
NOW accounts	$137,705	$128,515	$125,075
Savings accounts	88,000	88,181	89,480
Money market deposits	463,761	568,120	312,520
Time deposits:
Certificates of deposit	458,671	467,293	541,827
Public time deposits	73,818	72,878	86,378
Brokered certificates of deposit	249,643	111,816	195,881
Out-of-market certificates of deposit	91,501	50,698	39,545

Total time deposits	873,633	702,685	863,631

Total interest-bearing deposits	$1,563,099	$1,487,501	$1,390,706

Average deposits balances grew by $102.0 million, or 5.8% to $1.88 billion during 2002 as compared to $1.77 billion during 2001. Year-end deposit balances grew by $130.1 million, or 7.1% to $1.96 billion at December 31, 2002 from $1.82 billion at December 31, 2001. During 2002, our mix of deposits changed as we obtained more deposits from wholesale sources. Year-end brokered and out-of-market certificates of deposit increased by $137.8 million and $40.8 million, respectively from December 31, 2001 to December 31, 2002, while average brokered and out-of-market certificates of deposit increased by $23.5 million and $17.5 million,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

respectively. During 2002, our customer deposits declined, primarily due to two large-deposit commercial customers who reduced money market deposits approximately $100 million in 2002. Non-interest-bearing demand deposits increased from existing commercial customers as a result of the declining earnings credit rate and the decline in alternative short-term investment rates as customer liquidity rose pending business investment.

Average deposits were $1.77 billion for the year ended December 31, 2001, an increase of $78.7 million, or 4.6%, over average deposit balances in 2000. Year-end deposit balances grew by $107.4 million, or 6.3% to $1.82 billion at December 31, 2001 from $1.71 billion at December 31, 2000. The increase primarily occurred in money market accounts because of a few large-deposit commercial customers. Our mix of time deposits changed as brokered certificates of deposits declined while core customer deposits increased. Year-end brokered certificates of deposit decreased by $84.1 million from December 31, 2000 to December 31, 2001.

Over the years, our earning asset growth has exceeded our core deposit growth, which has resulted in our use of brokered and out-of-market certificates of deposit and other borrowed funds. We offer certificates of deposit to out-of-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These certificates of deposit are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of certificates of deposit obtained through this marketing medium was $91.5 million at December 31, 2002, as compared to $50.7 million and $39.5 million at December 31, 2001 and 2000, respectively. We also issue brokered certificates of deposit. The balance of our brokered certificates of deposit was $249.6 million, $111.8 million and $195.9 million at December 31, 2002, 2001, and 2000, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered certificates of deposit without the prior regulatory approval. The Bank is categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels of, the Bank.

During 2002, we entered into two interest rate exchange contracts with a notional amount totaling $25.0 million to hedge the fair values of $25.0 million of brokered certificates of deposits for changes in interest rates. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon LIBOR.

Municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments, are an important funding source for the Bank. Total municipal deposits and repurchase agreements approximated $124 million, $164 million and $163 million at December 31, 2002, 2001, and 2000, respectively. Most of these deposits are collateralized by investment securities in our investment portfolio. Lower repurchase agreements with the State of Illinois caused the decline in municipal deposits in 2002.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Time deposits, including public funds, in denominations of $100,000 or more totaled $264.6 million at December 31, 2002. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2002:

December 31, 2002
(in thousands)
3 months or less	$119,880
Between 3 months and 6 months	42,922
Between 6 months and 12 months	56,223
Over 12 months	45,593

Total	$264,618

Short-Term Borrowings

We also use short-term borrowings to support our asset base. Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks. The securities sold under agreement to repurchase are primarily collateralized financing transactions and are primarily executed with core Bank customers. At December 31, 2002, our short-term borrowings totaled $215.4 million as compared to $245.0 million at December 31, 2001. Average short-term borrowings for 2002 were $227.6 million, as compared to $247.4 million for 2001. At December 31, 2002, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $115 million and $445 million, respectively.

The following table shows categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements was the only category meeting this criteria.

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$175,504	$219,816	$205,681
Weighted average interest rate at year end	1.02%	1.53%	5.59%
Maximum amount outstanding (1)	$211,150	$258,029	$256,281
Average amount outstanding during the year	$190,287	$202,781	$204,757
Daily average interest rate during the year	1.44%	3.63%	5.51%

(1)	Based on amount outstanding at month end during each year.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Notes Payable and FHLB Advances

Notes payable consists of our subordinated debt, revolving credit facility and term debt. FHLB advances consist of the Bank’s borrowings from the Federal Home Loan Bank of Chicago.

Notes payable. In November 2002, we restructured our notes payable obligations. We repaid our existing $23.0 million term loan due April 30, 2003 and the $4.2 million outstanding balance on our $12.0 million revolving credit facility maturing on April 30, 2003. These notes payable were replaced with a $500,000 term loan due November 27, 2009, an $11.5 million revolving facility due November 27, 2003, and a $10.0 million subordinated debt due November 27, 2009. The Company used amounts borrowed under the subordinated debt and term note and a portion of the proceeds from the concurrent offerings of common stock and trust preferred securities to repay the existing notes payable.

As of December 31, 2002, we had $500,000 outstanding under our term loan. This loan requires interest only payments until its maturity on November 27, 2009. The loan bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. The interest rate at December 31, 2002 was 3.50%. We have not yet drawn upon the $11.5 million revolving credit facility. This facility bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. This facility also requires interest only payments until maturity. The term note and the revolving credit facility are secured by all of our common stock in the Bank.

As of December 31, 2002, $10.0 million was outstanding on our subordinated debt. The subordinated debt is not secured by any of our assets and is subordinate to the claims of our general creditors. This debt requires interest only payments until its maturity on November 27, 2009. The subordinated debt bears interest, based upon our election, at the prime rate plus 2.50% or LIBOR plus 2.75%. The interest rate at December 31, 2002 was 4.17%. The subordinated debt qualifies as Tier II capital under Federal Reserve capital adequacy guidelines.

Costs associated with obtaining the notes payable, consisting of loan fees and attorney costs, were capitalized and are being amortized, over seven years, to interest expense using the straight line method.

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets and Company leverage. The agreement also restricts the amount of dividends that we can pay to shareholders and the amount of dividends that the Bank can pay to us. Beginning with the 2003 calendar year, we are restricted from paying annual cash dividends to shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to us in excess of 60% of that year’s Bank net income. As of December 31, 2002, we were in compliance with these covenants.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

FHLB advances. Borrowings from the FHLB totaled $100.0 million and $85.0 million at December 31, 2002 and 2001, respectively. At December 31, 2002, the FHLB advances were collateralized by $197.2 million of qualified first mortgage residential and home equity loans, $4.0 million of investment securities, and $6.1 million of FHLB stock. At December 31, 2001, the FHLB advances were collateralized by $216.8 million of qualified first mortgage residential and home equity loans, $10.9 million of investment securities, and $5.8 million of FHLB stock. The weighted average interest rates at December 31, 2002 and 2001 were 4.21% and 4.49%, respectively. Based on the value of collateral pledged at December 31, 2002, the Bank had additional borrowing capacity at the FHLB of $22.3 million. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

Trust Preferred Securities

The trust preferred securities are reported on our Consolidated Balance Sheets under the caption “Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. On October 21, 2002, we completed an offering of trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by us (the “Trust”). The Trust is our wholly owned subsidiary formed solely to issue the trust preferred securities. The 9.75% cumulative, mandatory redeemable trust preferred securities total $45 million and have a liquidation amount of $25.00 per trust preferred security. Proceeds from the sale of the trust preferred securities were invested by the Trust in the 9.75% junior subordinated debentures of Taylor Capital Group, Inc. (“junior subordinated debentures”). The sole assets of the Trust are the Company’s junior subordinated debentures. See the section of this annual report captioned “Notes to Consolidated Financial Statements–Trust Preferred Securities” for additional details.

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. The trust preferred securities also qualify as Tier I capital up to certain limits. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated loan and the portion of the trust preferred securities not includable in Tier I capital.

At December 31, 2002, the holding company was considered “well capitalized” under capital guidelines for bank holding companies set by the Federal Reserve. At December 31, 2001, we were considered “adequately capitalized”. While the level of our regulatory capital increased during 2002, for a portion of the year we were considered “undercapitalized” because the litigation settlement charge recorded in the second quarter of 2002 caused our regulatory capital to fall below the minimum capital levels required by the Federal Reserve. Our status as

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

an undercapitalized bank holding company affected the amount of supervision and oversight we received from regulatory authorities, and the Federal Reserve informed us that we had to seek its prior approval before paying any dividends on our common and preferred stock. We obtained the Federal Reserve’s approval with respect to our dividends paid in October 2002. We increased our regulatory capital levels upon completion of the common stock and trust preferred offerings during the fourth quarter of 2002. These offerings, along with the restructuring of our notes payable, helped raise our regulatory capital to levels at December 31, 2002 that allow us to be considered “well capitalized” under the regulatory capital guidelines. As a result, the Federal Reserve imposed restriction requiring prior approval before paying dividends was removed during the fourth quarter of 2002.

At December 31, 2002 and 2001, the Bank was considered “well capitalized” under regulatory capital guidelines. The Bank’s capital ratios were not impacted by the litigation settlement charge recorded at the holding company level. During 2002, the Bank’s capital ratios declined, primarily as a result of the growth in risk-weighted and average assets. The growth in assets was mainly due to higher loan balances. These increases were partly offset by higher capital levels caused by retained earnings. The Bank’s dividend payout as a percentage of Bank net income was 51%, 58%, and 62% the years ended December 31, 2002, 2001, and 2000, respectively.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

We intend to maintain the Bank’s capital levels to remain above the regulatory “well capitalized” guidelines. The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2002:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.61%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>160,547	>8.00	>200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	>80,545	>4.00	>120,817	>6.00
Cole Taylor Bank	184,984	9.22	>80,273	>4.00	>120,410	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	>98,625	>4.00	>123,281	>5.00
Cole Taylor Bank	184,984	7.52	>98,406	>4.00	>123,008	>5.00

As of Decmber 31, 2001:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$162,446	8.96%	>$145,070	>8.00%	>$181,337	>10.00%
Cole Taylor Bank	194,409	10.72	>145,114	>8.00	>181,392	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	139,674	7.70	> 72,535	>4.00	>108,802	>6.00
Cole Taylor Bank	171,631	9.46	> 72,557	>4.00	>108,835	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	139,674	5.99	> 93,252	>4.00	>116,565	>5.00
Cole Taylor Bank	171,631	7.37	> 93,190	>4.00	>116,488	>5.00

As of December 31, 2000:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$146,949	8.51%	>$138,155	>8.00%	>$172,694	>10.00%
Cole Taylor Bank	180,966	10.47	>138,258	>8.00	>172,823	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	125,264	7.25	> 69,078	>4.00	>103,616	>6.00
Cole Taylor Bank	159,265	9.22	> 69,129	>4.00	>103,694	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	125,264	5.55	> 90,216	>4.00	>112,770	>5.00
Cole Taylor Bank	159,265	7.06	> 90,249	>4.00	>112,811	>5.00

During 2002, we declared preferred stock dividends of $2.25 per share, totaling $3.4 million, and common stock dividends of $0.24 per share, totaling $1.8 million. In the years ended December 31, 2001 and 2000, we declared preferred stock dividends of $2.25 per share, totaling $3.4 million. In addition, during each of these two years we declared common stock dividends of $0.24 per share, totaling $1.6 million in 2001 and approximately $1.7 million in 2000.

At December 31, 2002, we had purchased 323,007 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. Previously, under the terms of our ESOP, stock option agreements and the restricted stock program, we were obligated to purchase shares of our stock from terminated employees related to “put” rights. We purchased 91,527 treasury

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

stock shares during 2002 at a total cost of $1.7 million. During 2001 and 2000, we repurchased 93,309 and 92,265 shares of our common stock totaling approximately $2.0 million and $2.2 million, respectively. We acquired these shares and hold them as treasury stock at their purchase price, as determined by a semiannual independent third party appraisal of our common stock. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans.

Liquidity

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes brokered and out-of-market certificates of deposit, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. The FHLB borrowings are collateralized by the Bank’s first mortgage residential and home equity loans, selected investment securities and FHLB stock. Based on the value of collateral pledged at December 31, 2002, the Bank had additional borrowing capacity at the FHLB of $22.3 million. Pre-approved repurchase agreement availability with major brokers and banks totaled $445 million at December 31, 2002, subject to acceptable unpledged marketable securities available for sale. In addition, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. The lendable value for the designated commercial loans is 75% and approximated $155 million at December 31, 2002. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provided additional short-term borrowing capacity of $115 million at December 31, 2002.

During 2002, our asset growth was primarily funded with wholesale funds. During the year, we increased brokered and out-of-market certificates of deposit by $137.8 million and $40.8 million respectively, and increased our borrowings from the FHLB by $15.0 million. These additional wholesale sources provided funds for asset growth and net deposit outflows from customers. The decline in customer deposit balances mainly occurred in money market account balances due to withdrawals by two large-deposit commercial customers. During the year ended December 31, 2002, cash outflows from operating activities exceeded cash inflows by $29.0 million. The net outflow was largely due to the $61.9 million litigation settlement payment made during 2002. We used proceeds from the common stock and trust preferred securities offerings to fund this payment. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2003.

During 2001, our asset growth in loans was funded primarily with growth in customer deposits. During the year, most of the growth in customer deposits occurred in the interest-bearing demand category with the largest increase occurring in the money market deposits, mainly due to large deposits by a few commercial customers, some of which transferred the funds from customer repurchase agreements. Funding from wholesale sources declined as average brokered and out-of-market certificates of deposit decreased by $56.0 million during 2001. Cash inflows from operating activities exceeded operating cash outflows by $33.4 million.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

During 2000, our asset growth was funded almost equally with deposits and borrowings. Because our earning asset growth outpaced growth in customer deposits, we also used wholesale sources, brokered and out-of-market certificates of deposit as a source of additional funds. Average brokered and out-of-market certificates of deposit increased $106.1 million during 2000 as compared to 1999. Customer deposits increased in certificates of deposit, money market accounts and repurchase agreements. Cash inflows from operating activities exceeded operating cash outflows by $18.8 million. During 2000, borrowings under our revolving credit facility increased $3.5 million and we paid $1.0 million on our term loan.

Interest received net of interest paid was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows.

Our net cash outflows from investing activities for the years ended December 31, 2002, 2001, and 2000 were $140.3 million, $125.9 million and $222.3 million, respectively. The higher net investing cash outflows experienced in 2000 were primarily due to growth in the investment securities portfolio, which provided additional collateral in that year to support wholesale funding increases.

Our net cash inflows from financing activities for years ended December 31, 2002, 2001, and 2000 were $173.9 million, $113.5 million and $193.3 million, respectively. During 2002, $38.4 million was provided by the issuance of 2,587,500 common shares, net of issuance costs, and $41.9 million of net proceeds from the issuance of trust preferred securities. During 2002, cash inflows were also provided by deposit growth, primarily from wholesale funding sources. We also used a portion of the proceeds from the common stock and trust preferred offerings to reduce our notes payable. During 2001 and 2000, net financing cash inflows were mainly provided by deposit growth, including repurchase agreements.

Holding Company Liquidity. Our primary source of funds is dividends received from the Bank. These dividends totaled $13.0 million during 2002. Dividends received from the Bank during the years ended December 31, 2001 and 2000, totaled $13.0 million and $13.5 million, respectively. Beginning in 2003, our notes payable agreement with our lender limits the amount of dividends that the Bank can pay to us in any year to 60% of that year’s Bank net income. The Bank is also subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2002, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $30.2 million. We also have an $11.5 million revolving credit facility, which was not drawn upon at December 31, 2002.

Our liquidity uses at the holding company level consist primarily of dividends to stockholders and expenses for general corporate purposes. As a result of the issuance of the trust preferred securities, liquidity is also used to service the debentures issued to TAYC Capital Trust I. We believe that the Bank currently has adequate capital to allow continued dividends out of earnings to support our expected liquidity demands arising from our normal operations.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

During 2002, we received net proceeds of $38.4 million from the common stock offering and $41.9 million from the trust preferred offering. These proceeds are net of underwriters discounting and issuance costs, such as legal and accounting fees and printing costs. We used $61.9 million of the net proceeds from the offerings on October 21, 2002 to fully satisfy our obligations under the litigation settlement agreements related to the 1997 acquisition of the Bank. We also used $17.0 million of the net proceeds to restructure our notes payable and reduce outstanding indebtedness.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, include commitments to extend credit, financial guarantees and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At December 31, 2002, we had $841.2 million of commitments to extend credit and $58.0 million of financial and performance standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitments amounts. Historically, only approximately 55% of available commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

At December 31, 2002, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management. During 2002, we entered into two interest rate exchange contracts with a notional amount totaling $25.0 million to hedge the fair values of certain brokered certificates of deposits for changes in interest rates. Under these contracts, we will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon LIBOR These contracts, which are accounted for as fair value hedges, satisfied the criteria in SFAS No. 133 to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings.

The following table shows, as of December 31, 2002, our obligations and commitments to make future payments under contracts, debt and lease agreements and for maturing time deposits.

	December 31, 2002
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$65,000	$35,000	$—	$10,500	$110,500
Trust preferred securities	—	—	—	45,000	45,000
Time deposits	634,596	169,140	44,738	25,159	873,633
Operating leases	2,694	4,507	4,416	6,649	18,266

Total	$702,290	$208,647	$49,154	$87,308	$1,047,399

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by our Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding, investment security purchase and sale strategies and mortgage loan sales, as well as derivative financial instruments.

We have used various interest rate contracts, such as floors and swaps, and forward sale commitments to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At both December 31, 2002 and 2001, the Bank modeled a 200 basis point parallel rising rate ramp simulation and a 100 basis point parallel declining rate simulation over a twelve-month period. The impact of imbedded options in products such as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

At December 31, 2002, our models projecting net interest income in an unchanged rate scenario indicated a decline in our net interest margin. If rates were to remain static, we would expect that our earning asset yields would continue to decline while many of our liability rates may have reached their lowest likely rate. Significant asset growth would be required to offset the negative impact to net interest income from the decline in the margin. Our net interest income would also be under stress if rates continued to fall, as both the December 31, 2002 and 2001 simulations, indicated an exposure to declining rates. The net interest income at risk for year one in the falling rate scenario was calculated at $4.7 million, or 4.56%, and $1.6 million, or 1.57%, lower than the net interest income in the rates unchanged scenario at December 31, 2002 and 2001, respectively. This exposure was within the Bank’s policy guidelines of 10%. The net interest income for year one in the rising rate scenario was calculated to be $2.7 million, or 2.61%, higher than the net interest income in the rates unchanged scenario at December 31, 2002, and $279,000, or 0.28%, higher at the December 31, 2001 simulation. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios at December 31, 2002 and 2001:

	Change in Future Net Interest Income
	At December 31, 2002		At December 31, 2001
	(dollars in thousands)
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Change in interest rates
+200 basis points over one year	$2,670	2.61%	$279	0.28%
-100 basis points over one year	$(4,668)	(4.56%)	$(1,579)	(1.57%)

We also model changes in the shape (steepness) of the yield curve, other parallel shifts in the yield, such as a 400 basis point increase in interest rates, and balance sheet growth scenarios. We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

The following table sets forth the Bank’s, on a stand-alone basis, amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate our actual future deposit activity.

	Volumes Subject to Repricing Within (dollars in thousands)
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	Over 5 Years	Total
Interest-earning assets:
Short-term investments and federal funds sold	$27,051	$—	$—	$—	$—	$—	$27,051
Investment securities and FHLB/Federal Reserve Bank stock	7,138	45,403	105,880	204,459	91,981	57,703	512,564
Loans	1,076,125	98,274	80,036	256,865	253,950	114,224	1,879,474

Total interest-earning assets	1,110,314	143,677	185,916	461,324	345,931	171,927	2,419,089
Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	260,954	291,709	—	—	—	136,803	689,466
Certificates of deposit	137,414	282,170	239,435	169,281	44,738	595	873,633
Borrowed Funds	230,360	—	—	10,000	—	75,000	315,360

Total interest-bearing liabilities	628,728	573,879	239,435	179,281	44,738	212,398	1,878,459

Period gap	$481,586	$(430,202)	$(53,519)	$282,043	$301,193	$(40,471)	$540,630

Cumulative gap	$481,586	$51,384	$(2,135)	$279,908	$581,101	$540,630

Period gap to total assets	19.04%	-17.01%	-2.12%	11.15%	11.91%	-1.60%

Cumulative gap to total assets	19.04%	2.03%	-0.09%	11.06%	22.97%	21.37%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	176.60%	104.27%	99.85%	117.26%	134.88%	128.78%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, we focus more on earnings at risk simulation modeling than on gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Finally, we also monitor core funding utilization in each interest rate scenario as well as market value of equity. These measures are used to evaluate long-term interest rate risk beyond the two year planning horizon.

Litigation

We are from time to time a party to litigation arising in the normal course of business. Management knows of no such threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

New Accounting Pronouncements

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This statement, which provides guidance on accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises. Provisions of this statement that relate to the application of the purchase method of accounting for acquisitions were effective on or after October 1, 2002. The adoption of this Statement did not to materially impact our financial condition or results of operation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to materially impact our financial condition or results of operation. The amended disclosure requirements provided for in this Interpretation are incorporated into the information provided in the “Notes to Consolidated Financial Statements—Commitments and Financial Instruments” contained elsewhere in this annual report.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Since we continue to account for stock-based compensation plans in accordance with APB 25, the alternative methods of transition for a voluntary change to the fair value method of accounting are not applicable. The amended disclosure requirements provided for in this Statement are incorporated into the information provided in the “Notes to Consolidated Financial Statements—Incentive Compensation Plan” contained elsewhere in this annual report.

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. We do not expect that the adoption of this Interpretation will have any impact on our consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (Continued)

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2002 and 2001. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002 Quarter Ended				2001 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands)
Interest income	$35,942	$37,184	$36,775	$36,114	$37,571	$40,836	$43,665	$44,463
Interest expense	10,957	11,183	11,186	11,354	13,311	18,044	21,189	22,272

Net interest income	24,985	26,001	25,589	24,760	24,260	22,792	22,476	22,191
Provision for loan losses	2,475	2,475	2,475	2,475	3,000	2,450	2,175	2,075
Noninterest income	4,526	5,077	5,368	4,932	5,361	5,478	6,183	4,917
Securities gains, net	—	2,068	—	8	22	70	2,241	—
Litigation settlement charge	—	(2,609)	64,509	—	—	—	—	—
Noninterest expense	21,022	20,637	20,794	18,801	20,795	20,182	19,100	19,055

Income (loss) before income taxes	6,014	12,643	(56,821)	8,424	5,848	5,708	9,625	5,978
Income taxes	2,099	3,754	2,651	3,171	1,919	2,077	2,935	2,597

Net income (loss)	$3,915	$8,889	$(59,472)	$5,253	$3,929	$3,631	$6,690	$3,381

Earnings (loss) per share:
Basic	$0.35	$1.18	$(8.82)	$0.64	$0.45	$0.40	$0.85	$0.37
Diluted	0.35	1.17	(8.82)	0.64	0.45	0.40	0.84	0.36

TAYLOR CAPITAL GROUP, INC.

PART II

Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Fluctuations in interest rates could reduce our profitability.

We are subject to interest rate risk. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In either event, if market interest rates should move contrary to our position, this gap will work against us, and our earnings may be negatively affected. In addition, loan volume and quality can be affected by market interest rates on loans. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

As of December 31, 2002, our internal financial models indicated an exposure to our net interest income from both declining or static (flat) rates. If rates were to remain static, our earning asset yields could continue to decline while many of our liability rates may have reached their lowest likely rate. Significant asset growth would be required to offset the negative impact to net interest income from the decline in the margin. Our net interest income would also be under stress if rates continue to fall. The net interest income at risk for year one in the falling rate scenario was calculated at $4.7 million, or 4.56%, lower than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.

We principally manage interest rate risk by managing our volume and mix of financial instruments. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. For more information concerning our interest rate sensitivity, see the section of this annual report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risks.”

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are

TAYLOR CAPITAL GROUP, INC.

PART II

likely to become more dependent on these sources, which include Federal Home Loan Bank, or FHLB, advances, brokered deposits, out-of-market certificates of deposit, broker/dealer repurchase agreements and federal funds purchased. At December 31, 2002, we had $100.0 million of FHLB advances, $249.6 million of brokered deposits, and $91.5 million of out-of-market certificates of deposit outstanding. At December 31, 2002, we had no broker/dealer repurchase agreements. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. Management’s estimates are used to determine an allowance for loan losses that we consider adequate to absorb probable losses inherent in our loan portfolio. In evaluating the adequacy of our allowance for loan losses, we consider historical and estimated future charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio, trends in delinquency and criticized assets, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates that are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective, and actual losses may vary from current estimates. Net charge-offs arising from loans totaled $6.9 million, $8.2 million, and $4.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. If the current economic downturn continues or other adverse factors occur, our actual loan losses could increase significantly and could exceed our allowance estimates.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We may experience difficulties in relocating and consolidating our administrative and operational functions.

During 2001, we engaged a national real estate consulting firm to evaluate the efficiency of our current facilities. As part of this project, we plan to consolidate our back-office operations into a centrally-located corporate center. During the first quarter of 2003, we signed an operating lease for

TAYLOR CAPITAL GROUP, INC.

PART II

108,000 square feet in Rosemont, Illinois, a suburb of Chicago. We expect to begin transitioning to the corporate center in late 2003. The consultants are also discussing options for disposing of or reducing space at our existing facilities and opportunities to relocate certain branch facilities. In the fourth quarter of 2002, we agreed to sell our Ashland facility that supported a banking center and some back-office operations. We expect to move the back-office operations to the corporate center and build a smaller branch facility near the current Ashland facility. We expect to complete this sale in the second half of 2003.

We are currently negotiating an agreement regarding the disposition of a leased facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with the lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period that we contractually agree to a one-time payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. We are continuing to evaluate any further costs and benefits of our centralization plan. We may experience difficulties in executing this plan in a timely and effective manner, and the costs of this plan may exceed our expectations. Further, we cannot assure you that, if implemented, our plan will help us achieve our desired objectives or justify the costs incurred.

If we do not successfully implement our business strategy and manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

We have adopted a new business strategy that involves an enhanced focus on commercial banking and wealth management activities. To implement our strategy, we have begun to discontinue offering some products and services in order to deploy additional resources to our commercial banking activities. Specifically, we have discontinued non-customer conforming first mortgage loan originations, some fiduciary trust services and the funding of broker-sourced home equity, auto and manufactured housing loans. As a result, the risks associated with our commercial banking activities will have a greater impact on our overall performance as our operations become less diversified.

Our business strategy also involves increasing our small- to middle-market business customer base and expanding the range of financial products and services we offer these customers. This growth may place a significant strain on our management, personnel, systems and resources. We have significantly expanded our marketing and advertising and increased our expenditures and investments in advertising accordingly. We cannot assure you that our increased advertising will achieve our desired objectives. Additionally, we must continue to improve our operational and financial systems and managerial controls and procedures to accommodate any future growth. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed. Further, unless our expansion of commercial banking and wealth management activities results in an increase in our revenues that is proportionate to the increase in our costs associated with our strategy, our operating margins and profitability will be adversely affected.

TAYLOR CAPITAL GROUP, INC.

PART II

Our business is subject to the vagaries of domestic and international economic conditions and other factors, many of which are beyond our control and could significantly harm our business.

Our business is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, consolidation within our customer base and within our industry and inflation. For example, a significant decline in general economic conditions, such as recession, unemployment and other factors beyond our control, would significantly impact our business. A deterioration in economic conditions may result in a decrease in demand for consumer and commercial credit and a decline in real estate and other asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions, and we therefore expect that our servicing costs and credit losses would increase during such periods.

Our success is dependent to a significant extent upon economic conditions in the Chicago metropolitan area, where virtually all of our loans are originated. For example, our small- and middle-market business and commercial real estate customers in the Chicago metropolitan area could be significantly affected by a local recession or economic downturn, which may result in an increase of defaults on outstanding loans and reduced demand for future loans, both of which could adversely affect us. Adverse changes in the economy of the Chicago metropolitan area could also impair our ability to gather deposits and could otherwise have a negative effect on our business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral securing loans. Furthermore, a substantial portion of our loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area. In the event that real estate values in the Chicago area decline, the value of this collateral would be impaired.

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation and supervision, which is primarily for the protection of depositors and customers rather than for the benefit of investors. As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as an Illinois-chartered member bank, is subject to regulation and supervision by the Illinois Commissioner of Banks and Real Estate, which we refer to as the Illinois Commissioner of Banks, and by the Federal Reserve. We must undergo periodic examinations by our regulators, who have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. For additional information, see the section of this annual report captioned “Supervision and Regulation.” Our failure to comply with state and federal regulations can lead to, among other things, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. We cannot assure you that we will be able to fully comply with these regulations. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. Regulatory

TAYLOR CAPITAL GROUP, INC.

PART II

or legislative changes could cause us to change or limit some of our loan products or the way we operate our business and could affect our profitability.

Our operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. For example, consumer loan originations are highly regulated and recent regulatory initiatives have focused on the mortgage and home equity lending markets. Federal, state and local government agencies and legislators have begun to consider, and in some instances have adopted, legislation to restrict lenders’ ability to charge rates and fees in connection with residential mortgage loans. In general, these proposals involve lowering the existing federal Home Ownership and Equity Protection Act thresholds for defining a “high-cost” loan and establishing enhanced protections and remedies for borrowers who receive these loans. The proposed legislation has also included various loan term restrictions, such as limits on balloon loan features. Frequently referred to as “predatory lending” legislation, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge and severely restrict a borrower’s ability to finance the points and fees charged in connection with his or her loan. It is possible that passage of these laws could limit our ability to impose various fees and charge what we believe are risk-based interest rates on various types of consumer loans and may impose additional regulatory restrictions on our business in some states.

We rely on third party professionals to provide certain financial services to our customers.

In some cases, we utilize third party investment advisors to provide specialized investment advice and supplement our asset management services to customers. We cannot assure you that any of these providers will be able to continue to provide these services to our customers or that they will be able to adequately meet our customers’ or our needs. Further, we cannot be sure that our customers will continue to utilize the services of these investment advisors through us, rather than directly from the investment firms themselves. The loss of any of these outside investment advisors may impact our ability to provide customers with quality service or some types of portfolio management without incurring the cost of replacing them.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

TAYLOR CAPITAL GROUP, INC.

PART II

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if it is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations. Our losses relating to these operational risks were $381,000, $1.6 million, and $388,000 for the years ended December 31, 2002, 2001, and 2000, respectively. These losses related primarily to non-employee initiated fraud involving either loan or deposit accounts.

We are subject to security risks relating to our internet banking activities that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/    KPMG LLP

Chicago, Illinois

February 28, 2003

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents:
Cash and due from banks	$65,858	$70,501
Short-term investments	7,051	17,397
Federal funds sold	20,000	350

Total cash and cash equivalents	92,909	88,248
Investment securities:
Available-for-sale, at fair value	500,781	493,358
Held-to-maturity, at amortized cost (fair value of $884 and $900 at December 31, 2002 and 2001, respectively)	825	850
Loans held for sale, net, at lower of cost or market	—	1,147
Loans, net of allowance for loan losses of $34,073 and $31,118 at December 31, 2002 and 2001, respectively	1,845,401	1,709,372
Premises, leasehold improvements and equipment, net	19,090	20,786
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,958	10,633
Other real estate and repossessed assets, net	625	569
Goodwill, net of amortization of $11,696 at December 31, 2002 and 2001	23,354	23,354
Other intangible assets, net of amortization of $700 and $359 at December 31, 2002 and 2001, respectively.	438	1,031
Other assets	41,080	41,322

Total assets	$2,535,461	$2,390,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$400,650	$346,188
Interest-bearing	1,563,099	1,487,501

Total deposits	1,963,749	1,833,689
Short-term borrowings	215,360	244,993
Accrued interest, taxes and other liabilities	32,115	30,072
Notes payable and FHLB advances	110,500	111,000
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	—

Total liabilities	2,366,724	2,219,754

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized at December 31, 2002, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized at December 31, 2002; 9,733,667 and 7,067,508 shares issued at December 31, 2002 and 2001, respectively; 9,410,660 and 6,836,028 shares outstanding at December 31, 2002 and 2001, respectively	97	71
Surplus	142,008	102,253
Unearned compensation—stock grants	(1,088)	(655)
Retained earnings (deficit)	(15,140)	31,511
Accumulated other comprehensive income	11,667	4,826
Treasury stock, at cost, 323,007 and 231,480 shares at December 31, 2002 and 2001, respectively	(7,057)	(5,340)

Total stockholders’ equity	168,737	170,916

Total liabilities and stockholders’ equity	$2,535,461	$2,390,670

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
Interest income:
Interest and fees on loans	$118,444	$133,896	$142,186
Interest and dividends on investment securities:
Taxable	24,448	27,318	28,821
Tax-exempt	2,759	3,327	3,410
Interest on cash equivalents	364	1,993	2,105

Total interest income	146,015	166,534	176,522

Interest expense:
Deposits	35,285	59,175	68,609
Short-term borrowings	3,339	9,010	12,526
Notes payable and FHLB advances	5,098	6,631	8,065
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	958	—	—

Total interest expense	44,680	74,816	89,200

Net interest income	101,335	91,718	87,322
Provision for loan losses	9,900	9,700	7,454

Net interest income after provision for loan losses	91,435	82,018	79,868

Noninterest income:
Service charges	12,206	11,914	10,678
Trust fees	5,267	6,425	4,654
Mortgage-banking activities	332	2,122	1,534
Gain on sale of investment securities, net	2,076	2,333	750
Other noninterest income	2,098	1,479	1,657

Total noninterest income	21,979	24,273	19,273

Noninterest expense:
Salaries and employee benefits	43,780	43,207	39,383
Occupancy of premises	6,500	6,940	6,440
Furniture and equipment	3,457	4,421	4,126
Computer processing	2,400	2,254	2,234
Legal fees, net	4,098	2,504	12,053
Consulting	1,264	2,422	1,704
Advertising and public relations	2,187	1,069	1,028
Goodwill amortization	—	2,316	2,326
Other intangible assets amortization	366	251	68
Litigation settlement charge	61,900	—	—
Other noninterest expense	17,202	13,748	11,221

Total noninterest expense	143,154	79,132	80,583

Income (loss) before income taxes	(29,740)	27,159	18,558
Income taxes	11,675	9,528	9,604

Net income (loss)	$(41,415)	$17,631	$8,954

Preferred dividend requirements	(3,442)	(3,443)	(3,443)

Net income (loss) applicable to common stockholders	$(44,857)	$14,188	$5,511

Basic earnings (loss) per common share	$(6.12)	$2.07	$0.80
Diluted earnings (loss) per common share	(6.12)	2.05	0.79

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation– Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 1999	$38,250	$69	$100,259	$(1,286)	$15,451	$(4,047)	$(1,099)	$147,597
Amortization of preferred stock issuance costs	—	—	168	—	(168)	—	—	—
Issuance of stock grants	—	1	649	(650)	—	—	—	—
Forfeiture of stock grants	—	—	(200)	200	—	—	—	—
Amortization of stock grants	—	—	—	652	—	—	—	652
Exercise of stock options	—	—	113	—	—	—	—	113
Tax benefit on stock options exercised and stock awards	—	—	242	—	—	—	—	242
Purchase of treasury stock	—	—	—	—	—	—	(2,193)	(2,193)
Comprehensive income:
Net income	—	—	—	—	8,954	—	—	8,954
Other comprehensive income, net of income taxes	—	—	—	—	—	7,047	—	7,047

Total comprehensive income								16,001

Dividends:
Preferred— $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common— $0.24 per share	—	—	—	—	(1,658)	—	—	(1,658)

Balance at December 31, 2000	$38,250	$70	$101,231	$(1,084)	$19,136	$3,000	$(3,292)	$157,311
Amortization of preferred stock issuance costs	—	—	167	—	(167)	—	—	—
Issuance of stock grants	—	1	80	(81)	—	—	—	—
Forfeiture of stock grants	—	—	(19)	4	—	—	—	(15)
Amortization of stock grants	—	—	—	506	—	—	—	506
Exercise of stock options	—	—	645	—	—	—	—	645
Tax benefit on stock options exercised and stock awards	—	—	149	—	—	—	—	149
Purchase of treasury stock	—	—	—	—	—	—	(2,048)	(2,048)
Comprehensive income:
Net income	—	—	—	—	17,631	—	—	17,631
Other comprehensive income, net of income taxes	—	—	—	—	—	1,826	—	1,826

Total comprehensive income								19,457

Dividends:
Preferred— $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common— $0.24 per share	—	—	—	—	(1,646)	—	—	(1,646)

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of common stock, net of issuance costs	—	26	38,381	—	—	—	—	38,407
Issuance of stock grants	—	—	950	(950)	—	—	—	—
Forfeiture of stock grants	—	—	(244)	73	—	—	—	(171)
Amortization of stock grants	—	—	—	444	—	—	—	444
Exercise of stock options	—	—	537	—	—	—	—	537
Tax benefit on stock options exercised and stock awards	—	—	131	—	—	—	—	131
Purchase of treasury stock	—	—	—	—	—	—	(1,717)	(1,717)
Comprehensive income (loss):
Net loss	—	—	—	—	(41,415)	—	—	(41,415)
Other comprehensive income, net of income taxes	—	—	—	—	—	6,841	—	6,841

Total comprehensive income (loss)								(34,574)

Dividends:
Preferred— $2.25 per share	—	—	—	—	(3,442)	—	—	(3,442)
Common— $0.24 per share	—	—	—	—	(1,794)	—	—	(1,794)

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(41,415)	$17,631	$8,954
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment securities gains, net	(2,076)	(2,333)	(750)
Amortization of premiums and discounts, net	672	5	(669)
Deferred loan fee amortization	(1,901)	(1,744)	(2,201)
Provision for loan losses	9,900	9,700	7,454
Loss (gain) on sales of loans originated for sale	23	(1,264)	(1,196)
Loans originated and held for sale	—	(102,677)	(63,124)
Proceeds from sales of loans originated for sale	258	110,152	66,233
Depreciation and amortization	3,726	4,351	4,288
Amortization of goodwill and intangible assets	366	2,567	2,394
Deferred income taxes	(1,906)	(821)	(1,966)
Loss (gain) on sales of other real estate	16	58	(50)
Provision for other real estate	16	15	34
Gain on sale of trust business	510	—	—
Other, net	1,495	(1,741)	1,770
Changes in other assets and liabilities:
Accrued interest receivable	42	5,128	(4,095)
Other assets	(596)	462	(7,274)
Accrued interest, taxes and other liabilities	1,888	(6,138)	9,011

Net cash provided (used) by operating activities	(28,982)	33,351	18,813

Cash flows from investing activities:
Purchases of available-for-sale securities	(167,475)	(259,201)	(197,687)
Purchases of held-to-maturity securities	—	—	(7,139)
Proceeds from principal payments and maturities of available-for-sale securities	78,990	203,160	133,475
Proceeds from principal payments and maturities of held-to-maturity securities	25	—	9,906
Proceeds from sales of available-for-sale securities	92,989	77,142	770
Net increase in loans	(143,780)	(143,549)	(158,978)
Net additions to premises, leasehold improvements and equipment	(2,030)	(4,034)	(2,526)
Acquisition of trust business	—	(195)	(1,023)
Proceeds from sales of other real estate	530	761	946
Proceeds from sales of trust business	453	—	—

Net cash used in investing activities	(140,298)	(125,916)	(222,256)

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from financing activities:
Net increase in deposits	$130,060	$90,859	$135,280
Net increase (decrease) in short-term borrowings	(29,633)	(4,826)	102,690
Repayments of notes payable and FHLB advances	(39,200)	(53,250)	(91,900)
Proceeds from notes payable and FHLB advances	38,700	87,250	54,400
Proceeds from issuance of trust preferred securities	45,000	—	—
Trust preferred issuance costs	(3,132)	—	—
Proceeds from issuance of common securities, net	38,407	—	—
Proceeds from exercise of employee stock options	537	645	113
Purchase of treasury stock	(1,717)	(2,048)	(2,193)
Dividends paid	(5,081)	(5,089)	(5,101)

Net cash provided by financing activities	173,941	113,541	193,289

Net increase (decrease) in cash and cash equivalents	4,661	20,976	(10,154)
Cash and cash equivalents, beginning of year	88,248	67,272	77,426

Cash and cash equivalents, end of year	$92,909	$88,248	$67,272

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$45,034	$81,851	$85,727
Income taxes	7,674	14,466	8,387
Litigation settlement charge	61,900	—	—
Supplemental disclosures of noncash investing and financing activities:
Unrealized holding gain on investment securities, net of income taxes	$6,841	$1,826	$7,047
Mortgage servicing rights originated	—	65	19
Loans transferred to other real estate	618	1,045	251
Tax benefit associated with exercise of common stock options and stock grants	131	149	242
Investment securities transferred from held-to-maturity to available-for-sale	—	69,108	—

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies:

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally Cole Taylor Bank (the “Bank”) and TAYC Capital Trust I (the “Trust”). The Bank is a $2.5 billion asset commercial bank with 11 banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. The Trust is a Delaware Statutory Trust formed to issue trust preferred securities to the public. The Company owns all of common stock of the Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s products and services consist of commercial banking credit and deposit products delivered by a single operations area. The Company does not have separate and discreet operating segments.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, money market mutual funds, and federal funds sold. Money market mutual funds are carried at their net asset value. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Loans Held for Sale:

Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value, with any periodic lower of cost or fair value adjustment included in earnings. The aggregate fair value is determined by actual outstanding commitments from investors or current market prices for loans with no sale commitments. Net origination costs on loans held for sale are recognized at the time of loan origination. Subsequent loan sales generally occur 30 to 60 days after origination. During 2001, the Company decided to discontinue the origination of mortgage loans for sale into the secondary market. As a result, at December 31, 2002, the Company did not have any mortgage loans classified as held for sale.

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates the interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans’ yields.

Allowance for Loan Losses:

An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.

Management maintains the allowance at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical and expected charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, trends in delinquency and criticized assets, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

A portion of the total allowance for loan losses is related to impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans. Commercial loans exceeding size thresholds established by management are individually evaluated for impairment. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Income Recognition on Impaired Loans and Nonaccrual Loans:

Loans are generally placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements, and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to operating expense using the straight-line method for financial reporting purposes over a three to twenty-five year period, based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

Premises offered or contracted for sale are reported at the lower of cost or fair value, less cost to sell, and depreciation on such assets is ceased. Lease termination costs and associated leasehold improvements and furniture to be abandoned are charged to expense in the period the Company ceases to occupy the space.

Other Real Estate:

Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, the other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less costs to sell, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required by changes in estimated fair value or disposal expenses are provided through a valuation allowance and the provision for losses is charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale on their disposition are also included in current operations as other noninterest expense.

Mortgage Servicing Rights:

Mortgage servicing rights, included in other assets in the consolidated balance sheets, represent the servicing assets retained in the sale of mortgage loans originated by the Company. The cost of the mortgage is allocated between the loan and the related servicing rights based on their relative fair values at the date of sale. The fair value of the servicing rights is estimated using the present value of expected future cash flows based upon assumptions on interest, default and prepayment rates which are consistent with assumptions that market participants would utilize. The Company stratifies the servicing rights generally on the basis of the note rate and loan type for purposes of measuring impairment. Impairment is recognized through a valuation allowance for each impaired stratum. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income and the amortization reflected in the income statement as a reduction to mortgage servicing fee income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Goodwill and Intangible Assets:

Goodwill was created upon the Company’s acquisition of the Bank in 1997 and represents the excess of purchase price over the fair value of net assets acquired. The transaction was accounted for by the purchase method of accounting. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Prior to January 2002, the goodwill was being amortized using the straight-line method over fifteen years. Beginning on January 1, 2002, the amortization of goodwill ceased and is evaluated annually for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets”.

The Bank also has intangible assets associated with acquisition of various lines of trust business. These intangible assets are being amortized using a straight-line method over the estimated life of the acquired business of three to eleven years and are evaluated annually for impairment.

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. At times, the Company applies different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The accruals for income taxes include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

Loss Contingency:

The Company recognizes as a loss legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount of the loss contingency or range of amounts can be reasonably estimated.

Employee Benefit Plans:

Stock Option Plan: The Company applies the intrinsic value method of accounting promulgated under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, establishes a fair value method of accounting for stock-based compensation, but it allows entities to continue to apply the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provide certain pro forma net income disclosures determined as if the fair value method defined in SFAS No. 123 had been applied. See Note 16—”Incentive Compensation Plan” for additional details.

Restricted Stock Plan: The Company accounts for restricted stock grants under the fixed method of accounting. Compensation expense is recorded for the fair market value of the stock at the date of grant. The expense is recognized over the vesting period of the award. No expense is

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

recorded on awards that are forfeited. Unearned compensation is recorded as a reduction in stockholders’ equity.

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allows the participants to defer a portion of their base, commission, or incentive compensation. The amount of compensation deferred by the participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participants. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their approximate fair market value in other assets on the consolidated balance sheets. A liability is established, in accrued interest, taxes and other liabilities in the consolidated balance sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other noninterest income on the consolidated statements of income. Change in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statements of income.

Advertising Costs:

Advertising costs include expenditures for print and television advertisements and are generally expensed as incurred. However, production costs incurred for long-term television advertising campaigns are capitalized and amortized over the expected time horizon that the commercials will air. At December 31, 2002, costs capitalized are being amortized over three years.

Derivative Instruments and Hedging Activities:

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to FASB Statement No. 133”. These Statements standardize the accounting for derivative instruments.

The Company does not use a significant amount of derivative instruments in its operations. The adoption of these Statements did not have a material impact on the Company’s results of operations or consolidated balance sheet during the year ended December 31, 2001. Upon adoption, the Company utilized a one-time election to transfer investment securities between the held-to-maturity and available-for-sale classifications. On January 1, 2001, the Company transferred its state and municipal obligation portfolio, with a carrying value of $69.1 million, from held-to-maturity to available-for-sale. Upon transfer, the Company recorded a gross unrealized gain of $854,000, a deferred tax liability of $299,000, and a net increase to stockholders’ equity of $555,000.

At times, the Company enters into certain interest rate contracts (floors and swaps) to manage interest rate and market risk. Effective January 1, 2001, these derivative instruments were recognized on the balance sheet at their fair value with an offsetting gain or loss on the related

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

hedged items. These contracts were designated as fair value hedges of specific existing assets and liabilities. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. Any gains and losses that result from changes in the fair value of these agreements are included in noninterest income in the consolidated statements of income. The Company’s asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

At times, the Bank also enters foreign currency exchange contracts to accommodate customer needs. The Bank enters an agreement with a customer to sell a specified amount of a foreign currency, and in turn, the Bank enters an agreement with another financial institution to purchase an identical amount of that currency at substantially the same terms. The fair value of the contract to sell the foreign currency is recorded in the consolidated financial statements together with an offsetting fair value on the related contract to purchase the foreign currency. Gains and losses from changes in the fair value of the contracts to purchase and sell the foreign currencies are included in noninterest income in the statements of income. If the customer fails to perform, the Bank must still fulfill the contract with the other financial institution, resulting in a gain or loss based upon current exchange rates. The contracts generally have a term of one to six months and the Bank requires collateral from the customer to manage credit risk.

Prior to the adoption of SFAS No. 133, the fair value of interest rate contracts and foreign currency exchange contracts and changes in the fair value because of changes in market interest rates were not recognized in the financial statements. For interest rate contracts, the net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments was accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. Gains or losses on termination of an agreement prior to maturity were deferred and amortized as an adjustment to interest income or expense of the hedged assets or liability over the remaining term of the original contract life of the terminated agreement.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Comprehensive Income:

Comprehensive income includes net income and unrealized holding gains and losses on available-for-sale securities. The statement of comprehensive income is included within the consolidated statements of changes in stockholders’ equity. Also, see Note 22—“Comprehensive Income” for further details.

New Accounting Standards:

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This statement, which provides guidance on accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises. Provisions of this statement that relate to the application of the purchase method of accounting for acquisitions were effective on or after October 1, 2002. The adoption of this Statement did not materially impact the Company’s financial condition or results of operation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to materially impact the Company’s financial condition or results of operation. The amended disclosure requirements provided for in this Interpretation are incorporated into the information provided in the Note 18—”Commitments and Financial Instruments” contained elsewhere in this annual report.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Since the Company continues to account for stock-based compensation plans in accordance with APB 25, the alternative methods of transition for a voluntary change to the fair value method of accounting are not applicable. The amended disclosure requirements provided for in this Statement are incorporated into the information provided in Note 16—”Incentive Compensation Plan”.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The adoption of this Interpretation is not expected to have any impact on the consolidated financial statements of the Company.

Reclassifications:

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

All share and per share data has been restated for a three-for-two stock split declared on September 13, 2002 for common shareholders of record as of October 2, 2002.

2. Litigation and Settlement:

In a series of split-off transactions completed on February 12, 1997, the Taylor family acquired a controlling interest in the Company from Reliance Acceptance Group, Inc. (formerly, Cole Taylor Financial Group, Inc.). On February 9, 1998, Reliance filed for bankruptcy. Thereafter, numerous lawsuits were filed that named as defendants the Company, the Bank, certain directors and officers of the Company and members of the Taylor family (the “Company-related defendants”). From 1998 through 2002, the Company incurred significant expense and devoted a substantial amount of time in defense of these suits.

On May 24, 2002, the Company entered into certain settlement agreements with the plaintiffs and other parties in these cases to halt the substantial expense, inconvenience and distraction of continued litigation and to eliminate any exposure and uncertainty that may have existed as a result of such litigation. These agreements provided that, subject to the Company’s completion of a public offering of trust preferred and common securities and the dismissal of the lawsuits, the Company would pay an amount equal to (1) $65 million, plus (2) a contingent amount based on the offering price of the common shares, minus (3) a minimum of $3.1 million as a partial reimbursement of offering expenses.

The settlement of this litigation was completed on October 21, 2002 following the Company’s initial public offering of common stock and trust preferred securities. From the net proceeds from these offerings, the Company paid $61.9 million in full satisfaction of its obligation under the settlement agreements. The Company recorded a $61.9 million charge to earnings in 2002 to reflect the cost of settling this litigation.

On October 21, 2002, the Company completed a concurrent offering of common stock and trust preferred securities. The Company issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, the Company raised $45.0 million of gross

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable trust preferred securities by TAYC Capital Trust I (the “Trust”), a Delaware statutory trust formed by the Company to issue the trust preferred securities. See Note 14—“Trust Preferred Securities” for additional details on the trust preferred securities.

On November 6, 2002, the Company sold an additional 337,500 shares of common stock to the underwriters of its initial public offering pursuant to an option granted in connection therewith. The Company received additional net proceeds of $5.2 million in connection with this sale.

As a result of the litigation settlement charge recorded in the second quarter of 2002, the Company was not in compliance with a financial covenant in its loan agreement relating to holding company leverage, and, as of June 30, 2002 and September 30, 2002, its capital levels fell below minimum capital guidelines for bank holding companies set by the Federal Reserve. However, as a result of the common stock and trust preferred offerings and the subsequent restructuring of its notes payable, as of December 31, 2002, the Company is in compliance with all covenants associated with its loan agreement and its regulatory capital levels are sufficient for the Company to be considered “well capitalized” under regulatory capital guidelines for bank holding companies.

The total net amount raised from the initial public offering of common stock and the trust preferred securities and the subsequent exercise by the Company’s underwriters of the over allotment option was $80.3 million. In addition to the $61.9 million payment to settle the litigation described above, the Company used $17.0 million to restructure and reduce our outstanding indebtedness.

The Company is, from time to time, a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against the Company that is likely to have a material adverse impact on its business, financial condition, liquidity or operating results.

3.	Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2002 and 2001 was approximately $1.2 million and $1.1 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,143	$5,583	$—	$157,726
Collateralized mortgage obligations	227,207	7,175	—	234,382
Mortgage-backed securities	51,944	3,256	—	55,200
State and municipal obligations	51,539	1,989	(55)	53,473

Total available-for-sale	482,833	18,003	(55)	500,781

Held-to-maturity:
Other debt securities	825	59	—	884

Total held-to-maturity	825	59	—	884

Total	$483,658	$18,062	$(55)	$501,665

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. Treasury securities	$10,013	$65	$—	$10,078
U.S. government agency securities	140,710	3,631	(330)	144,011
Collateralized mortgage obligations	192,073	3,351	(1,439)	193,985
Mortgage-backed securities	80,820	1,827	—	82,647
State and municipal obligations	62,317	954	(634)	62,637

Total available-for-sale	485,933	9,828	(2,403)	493,358

Held-to-maturity:
Other debt securities	850	50	—	900

Total held-to-maturity	850	50	—	900

Total	$486,783	$9,878	$(2,403)	$494,258

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The amortized cost and estimated fair value of debt securities at December 31, 2002, categorized by the earlier of call or contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$23,790	$24,600
Due after one year through five years	153,538	158,917
Due after five years through ten years	25,132	26,377
Due after ten years	1,222	1,305
Collateralized mortgage obligations	227,207	234,382
Mortgage-backed securities	51,944	55,200

Totals	$482,833	$500,781

Held-to-maturity:
Due in one year or less	$300	$311
Due after one year through five years	500	548
Due after five years through ten years	25	25
Due after ten years	—	—

Totals	$825	$884

Gross gains of $2.1 million, $2.3 million, and $750,000 were realized on the sales of investment securities classified as available-for-sale during 2002, 2001 and 2000, respectively. There were no losses realized on the sale of available-for-sale investment securities in 2002, 2001, and 2000.

Upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001, the Company transferred its state and municipal obligation portfolio, with a carrying value of $69.1 million, from held-to-maturity to available-for-sale. Upon transfer, the Company recorded a gross unrealized gain of $854,000, a deferred tax liability of $299,000, and a net increase to stockholders’ equity of $555,000.

Investment securities with an approximate book value of $267 million and $322 million at December 31, 2002 and 2001, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $11.0 million and $10.6 million at December 31, 2002 and 2001, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. Loans

Loans classified by type at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Commercial and industrial	$1,070,900	$875,806
Real estate-construction	317,739	380,674
Residential real estate mortgages	117,652	160,699
Home equity loans and lines of credit	336,727	273,133
Consumer	34,572	47,572
Other loans	2,412	3,461

Gross loans	1,880,002	1,741,345
Less: Unearned discount	(528)	(855)

Total loans	1,879,474	1,740,490
Less: Allowance for loan losses	(34,073)	(31,118)

Loans, net	$1,845,401	$1,709,372

Information about the Company’s nonperforming loans at or for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$6,151	$3,744	$4,487
Recorded balance of nonaccrual loans, at end of year	12,107	13,656	6,684

Total nonperforming loans	$18,258	$17,400	$11,171

Interest on nonaccrual loans included in income	$256	$662	$154
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	1,182	1,687	289

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Information about the Company’s impaired loans at or for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$9,454	$18,906	$15,289
With no related allowance for loan loss	7,453	1,557	9,430

Total	$16,907	$20,463	$24,719

Average balance of impaired loans for the year	$16,616	$22,212	$19,933
Allowance for loan loss related to impaired loans	3,333	7,082	2,639
Interest income recognized on impaired loans	598	1,145	1,646

The Company provides several types of loans to its customers including residential, construction, commercial and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area.

Activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$31,118	$29,568	$26,261
Provision for loan losses	9,900	9,700	7,454
Loans charged-off	(8,533)	(8,997)	(4,950)
Recoveries on loans previously charged-off	1,588	847	803

Net charge-offs	(6,945)	(8,150)	(4,147)

Balance at end of year	$34,073	$31,118	$29,568

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests, which individually exceeded $60,000, totaled $26.7 million and $26.1 million at December 31, 2002 and 2001, respectively. During 2002 and 2001, new loans totaled $21.8 million and $10.3 million, respectively and repayments totaled $21.2 million and $7.6 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements, and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
	(in thousands)
Land and improvements	$3,930	$3,981
Buildings and improvements	10,285	10,336
Leasehold improvements	6,162	6,203
Furniture, fixtures and equipment	18,472	18,260

Total cost	38,849	38,780
Less accumulated depreciation and amortization	(19,759)	(17,994)

Net book value	$19,090	$20,786

In December 2002, the Company signed an agreement to sell one of its facilities. The sale is expected to be completed during the second half of 2003. Since the sale of the property, which had a book value of $2.0 million at December 31, 2002, results in a loss, the Company recorded a $386,000 charge in 2002, included in noninterest expense in the Consolidated Statements of Income, to reduce the book value of the property to the expected sales price.

7. Other Real Estate and Repossessed Assets

Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2002, 2001, and 2000, are as follows:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$15	$20	$29
Provision for other real estate	16	15	34
Charge-offs	(15)	(20)	(43)

Balance at end of year	$16	$15	$20

8. Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. It requires that goodwill no longer be amortized. Instead, goodwill will be tested annually for impairment. SFAS No. 142 also requires that intangible assets that have indefinite useful lives no longer be amortized. Intangibles that are not amortized will be subject to annual impairment testing that will compare the fair value of the intangible asset to the recorded value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered. Transition provisions of this Statement required that initial impairment testing on goodwill and intangible assets with indefinite lives occur upon adoption and be completed within six months after adoption. Upon adoption, the Company had $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2002, and determined that no impairment charge was necessary.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Goodwill will be tested annually for impairment, and if at any time impairment exists, pursuant to SFAS No. 142, the Company will record an impairment loss. No additions, disposals, or impairment charges were recorded to goodwill during 2002.

The following table shows the impact of goodwill amortization expense on net income and basic and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000.

	For the Year ended December 31,
(dollars in thousands, except per share data)	2002	2001	2000
Reported net income (loss)	$(41,415)	$17,631	$8,954
Add back: Goodwill amortization	—	2,316	2,326

Adjusted net income	(41,415)	19,947	11,280
Less: Preferred dividend requirements	(3,442)	(3,443)	(3,443)

Adjusted net income (loss) available to common stockholders	$(44,857)	$16,504	$7,837

Basic earnings (loss) per common share:
Reported basic earnings (loss) per share	$(6.12)	$2.07	$0.80
Effect of goodwill amortization	—	0.34	0.33

Adjusted basic earnings (loss) per common share	$(6.12)	$2.41	$1.13

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per share	$(6.12)	$2.05	$0.79
Effect of goodwill amortization	—	0.34	0.33

Adjusted diluted earnings (loss) per common share	$(6.12)	$2.39	$1.12

The Company also has $438,000 of other intangible assets that relate to the purchase of lines of trust business. The gross carrying amount of these intangibles is $1.1 million as of December 31, 2002 with accumulated amortization of $700,000. The Company reduced the intangible asset by $227,000 during 2002 related to the sale of a portion of trust business. There were no additions to intangible assets in 2002. Amortization expense for these intangible assets was $366,000 during 2002. The estimated amortization expense for these assets is expected to be $370,000 for the year ended December 31, 2003 and $13,000 for the years ended December 2004 through 2008.

9. Mortgage Servicing Rights

At December 31, 2002 and 2001, mortgage loans serviced for others totaled $7 million and $12 million, respectively. Mortgage servicing rights were created through loan originations by the Bank where the loan was subsequently sold with the right to service the loan retained by the Bank.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of the activity related to mortgage servicing rights for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Book value, at beginning of year	$116	$98	$110
Originated mortgage servicing rights capitalized	—	65	19
Amortization of mortgage servicing rights	(34)	(47)	(31)

Book value, at end of year	$82	$116	$98

Impairment valuation allowance, at beginning of year	$29	$—	$—
Valuation allowance adjustments to operations	20	29	—

Impairment valuation allowance, at end of year	$49	$29	$—

Carrying value, at end of year	$33	$87	$98

Fair value, at end of year	$33	$90	$144

10. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
	(in thousands)
NOW accounts	$137,705	$128,515
Savings accounts	88,000	88,181
Money market deposits	463,761	568,120
Certificates of deposit	550,172	517,991
Public time deposits	73,818	72,878
Brokered certificates of deposit	249,643	111,816

Total	$1,563,099	$1,487,501

At December 31, 2002 and 2001, time deposits in amounts $100,000 or more totaled $264.6 million and $267.0 million, respectively. Interest expense on time deposits with balances of $100,000 or more was $5.1 million, $12.2 million and $16.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2002, the scheduled maturities of certificates of deposit, public time deposits, and brokered certificates of deposit are as follows:

Year	Amount
(in thousands)
2003	$634,596
2004	116,902
2005	52,238
2006	10,769
2007	33,969
Thereafter	25,159

Total	$873,633

11. Short-Term Borrowings

Short-term borrowings at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase	$175,504	1.02%	$219,816	1.53%
Federal funds purchased	39,731	0.98	25,053	1.31
U.S. Treasury tax and loan note option	125	0.92	124	1.29

Total	$215,360	1.01%	$244,993	1.51%

Securities sold under agreements to repurchase generally mature within 1 to 60 days from the transaction date. Under the terms of the repurchase agreements, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. In general, the Bank maintains control of the pledged securities.

Information concerning securities sold under agreements to repurchase for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000
	(dollars in thousands)
Daily average balance during the year	$190,287	$202,781	$204,757
Daily average rate during the year	1.44%	3.63%	5.51%
Maximum amount outstanding at any month end	$211,150	$258,029	$256,281

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities and commercial loans.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2002, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $115 million and $445 million, respectively.

12. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	(in thousands)
Current tax expense:
Federal	$11,564	$8,749	$10,085
State	2,017	1,600	1,485

Total	13,581	10,349	11,570

Deferred tax benefit:
Federal	(1,561)	(672)	(1,735)
State	(345)	(149)	(231)

Total	(1,906)	(821)	(1,966)

Applicable income taxes	$11,675	$9,528	$9,604

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2002, 2001, and 2000 to income before income taxes because of the following:

	2002	2001	2000
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$(10,409)	$9,506	$6,495
Increase (decrease) in taxes resulting from:
Litigation settlement charge	21,665	—	—
Legal fees, net	224	(433)	2,819
ESOP control value premium	40	694	—
Tax-exempt interest income, net of disallowed interest deduction	(926)	(1,111)	(1,273)
Goodwill amortization	—	750	762
State taxes, net	1,087	943	815
Reversal of allocated tax reserves	—	(906)	—
Other, net	(6)	85	(14)

Total	$11,675	$9,528	$9,604

The Company did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million in 2002 and certain legal defense costs in 2002, 2001 and 2000. At times, the Company recognizes income tax expense differently for financial reporting purposes than for tax return purposes. The Company plans to deduct a portion of the litigation settlement for tax return purposes in 2002. To the extent a portion of the settlement and legal defense costs are deductible, the Company will, in future periods, recognize an income tax benefit for financial reporting purposes.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$1,864	$1,788
Loans, principally due to allowance for loan losses	13,913	12,344
Deferred income, principally net loan origination fees	342	324
Employee benefits	2,534	2,651
Other	189	82

Gross deferred tax assets	18,842	17,189

Deferred Tax Liabilities:
Discount accretion	(250)	(320)
Purchase accounting	(800)	(962)
Mortgage servicing rights	(13)	(34)

Gross deferred tax liabilities	(1,063)	(1,316)

Subtotal	17,779	15,873

Tax effect of unrealized holding gains on available for sale investment securities	(6,282)	(2,599)

Net deferred tax assets	$11,497	$13,274

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets at December 31, 2002 will be realized. Therefore, no valuation reserve has been recorded at December 31, 2002 or 2001.

TAYLOR CAPITAL GROUP, INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Notes Payable and FHLB Advances

Notes payable and FHLB advances at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest at prime rate plus 2.50% or LIBOR plus 2.75%; interest rate at December 31, 2002 was 4.17%; matures on November 27, 2009	$10,000	$—
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rates at December 31, 2002 and 2001 were 3.50% and 3.54%, respectively; term loan at December 31, 2002 matures on November 27, 2009	500	23,000
Revolving Credit Facility – $11.5 million maximum available amount at December 31, 2002 and $12.0 million maximum available amount at December 31, 2001; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; weighted average interest rate at December 31, 2001 was 3.05%; revolving credit facility at December 31, 2002 matures November 27, 2003	—	3,000

Total notes payable	10,500	26,000
Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 2.66%, due January 29, 2003	15,000	—

Total FHLB advances	100,000	85,000

Total notes payable and FHLB advances	$110,500	$111,000

Notes payable: In November 2002, the Company restructured its notes payable obligations. The existing $23.0 million term loan due April 30, 2003 and $12.0 million revolving credit facility maturing on April 30, 2003 were repaid. These notes payable were replaced with a $500,000 term loan due November 27, 2009, an $11.5 million revolving facility due on November 27, 2003, and $10.0 million of subordinated debt due on November 27, 2009. The Company used amounts borrowed under the subordinated debt and term note and a portion of the proceeds from the concurrent offering of common stock and trust preferred securities to repay the then existing notes payable. The Company has not drawn upon the $11.5 million revolving credit facility.

Both the term loan and the subordinated debt require interest only payments until maturity. The term note and the revolving credit facility are secured by all of the Company’s common stock in the Bank. The subordinated debt is not secured by any assets of the Company and is subordinate to the claims of the general creditors of the Company. The subordinated debt qualifies as Tier II capital under Federal Reserve capital adequacy guidelines. Costs associated with obtaining the notes payable credit facilities, consisting of loan fees and attorney costs, were capitalized and are being amortized to interest expense over seven years using the straight line method.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets, and Company leverage. The covenants also restrict the amount of dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. Beginning with the 2003 calendar year, the Company is restricted from paying annual cash dividends to shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the Company in excess of 60% of that year’s annual net income. As of December 31, 2002, the Company is in compliance with these covenants.

FHLB advances: At December 31, 2002, the FHLB advances were collateralized by $197.2 million of qualified first-mortgage residential and home equity loans, $4.0 million of investment securities, and $6.1 million of FHLB stock. At December 31, 2001, the FHLB advances were collateralized by $216.8 million of qualified first mortgage residential loans, $10.9 million of investment securities, and $5.8 million of FHLB stock. Based on the value of collateral pledged at December 31, 2002, the Bank had additional borrowing capacity at the FHLB of $22.3 million. The weighted average interest rates at December 31, 2002 and 2001 were 4.21% and 4.49%, respectively.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2002:

Year	Amount
(in thousands)
2003	$65,000
2004	35,000
2005	—
2006	—
2007	—
Thereafter	10,500

Total	$110,500

14. Trust Preferred Securities

The trust preferred securities are reported on the Company’s Consolidated Balance Sheets under the caption “Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. On October 21, 2002, the Company completed an offering of trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by the Company (the “Trust”). The Trust is a wholly owned subsidiary of the Company formed solely to issue the trust preferred securities. Proceeds from the sale of the trust preferred securities were invested by the Trust in the 9.75% junior subordinated debentures of Taylor Capital Group, Inc. (“junior subordinated debentures”). The sole assets of the Trust are the Company’s junior subordinated debentures.

The 9.75% cumulative, mandatory redeemable trust preferred securities total $45 million and have a liquidation amount of $25.00 per trust preferred security. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

maturity in 2032 or upon any earlier redemption of the debentures. Subject to approval by the Federal Reserve Bank, the Company may redeem all or part of the debentures at any time on or after October 21, 2007 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax, (2) interest payable by the Company on the junior subordinated debentures becoming non-deductible for federal tax purposes, (3) the requirement for Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the Federal Reserve capital adequacy guidelines.

Interest on the junior subordinated debentures is payable quarterly at a rate of 9.75% per year. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters, provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. The Company records distributions payable on the trust preferred securities as interest expense on the Consolidated Statements of Income. Issuance costs, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over five years, the original call protection period, to interest expense using the straight-line method.

The Company’s obligations with respect to the trust preferred securities and the debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities.

The outstanding balance of the junior subordinated debentures, as reported on the Company’s standalone balance sheets, was $46.4 million at December 31, 2002. See Note 21—”Parent Company Only” for additional details.

15. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2002, 2001 and 2000 contributions paid to the Plans were $2.5 million, $2.2 million and $1.6 million, respectively. The ESOP owned 411,729 shares and 441,864 shares of the Company’s common stock as of December 31, 2002 and 2001, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2002, 15,069 shares of Company common stock owned by the ESOP were unallocated and committed to be released.

In the fourth quarter of 2001 and during the first quarter of 2002, the Company recorded $2.0 million and $115,000, respectively, of additional expense related to the ESOP. In connection

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

with the acquisition of the Bank, the Company and the ESOP trustee entered into an agreement that required the Company to value the shares that were in the ESOP at the time of acquisition (“control-value shares”) at the same value that the shares of the controlling owners are valued. Semiannually, a third-party appraisal of the Company’s common stock was performed. The appraisal computed a value for minority shareholders and a separate value, with a premium, for the control-value shares. At December 31, 2001, the ESOP held 262,311 control-value shares entitled to this control-value premium. The Company and the ESOP trustee agreed to terminate the original agreement and, in consideration for the termination, the Company paid into the ESOP a control-value cash premium of $2.1 million for those participants in the ESOP with control-value shares which was allocated to the profit sharing portion of the Plan for these participants. An estimate of the control value premium was recorded during the fourth quarter of 2001 when the agreement between the Company and the ESOP Trustee was signed, and was adjusted during the first quarter of 2002 when the third-party appraisal was completed and the actual control value premium was calculated.

Prior to the Company’s initial public offering in October 2002, there was no public market for the Company’s common shares owned by employees in the employee benefit plans. As a result, under the terms of the ESOP, stock option agreements, and the restricted stock program, the Company was obligated to purchase shares of Company common stock from terminated employees related to “put” rights. During the years of 2002, 2001 and 2000, the Company repurchased 91,527, 93,309, and 92,265 shares of common stock totaling approximately $1.7 million, $2.0 million, and $2.2 million, respectively. The Company acquired these shares and holds them as treasury stock at the purchase price, which was determined by a semiannual independent third party appraisal of the Company’s common stock. Due to the Company’s initial public offering of common stock during October of 2002, the Company is no longer obligated to purchase shares of common stock associated with the ESOP, stock options agreements, or the restricted stock program.

The Company also maintains a non-qualified deferred compensation plan for certain key employees. The plan allows participants to defer up to 75% of base compensation and up to 95% of incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. Vesting in the matching contribution is based upon years of service. Participant vests in the matching contributions 20% after the first year of service, 40% after two years, 60% after three years, 80% after four years, and 100% vested after five years of service. Vesting in discretionary contribution is determined by the Plan Administrator. The plan also allows for executive discretionary contributions for certain key executives. The executive discretionary contributions vests 20% after six years of service, 40% after seven years, 60% after eight years, 80% after nine years, and 100% after ten years of service. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair market value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of benefit payment depend on the occurrence of specific events. When such an event occurs, benefit payments become due.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Events include retirement, maturation of personal goals, termination of employment, disability, death, and financial hardship. The participant can withdraw their balance at any other time with a 10% early withdrawal penalty. Upon retirement or maturation of a personal goal, the account may be paid in a lump sum or in annual installments. Upon termination, disability, or death, the account is paid in a lump sum. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $2.3 million and $2.1 million at December 31, 2002 and 2001, respectively.

16. Incentive Compensation Plan

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock options and stock awards. The Plan consists of the 1997 Incentive Compensation Plan and the 2002 Incentive Compensation Plan. The 2002 Incentive Compensation Plan was approved by the Company’s shareholders and Board of Directors in June 2002, and is a restated version of the Company’s 1997 Incentive Compensation Plan. The 2002 Incentive Compensation Plan contained a number of modifications in contemplation of the Company’s initial public offering and reserved an additional 150,000 common shares for use in the Plan. At December 31, 2002, 1,285,225 shares of common stock have been authorized for use in the Plan. On the first day of each calendar year during the term of the plan, beginning with the 2003 calendar year, the number of shares reserved for issuance under the plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar year, over the number of shares remaining available for awards at that time. As of January 1, 2003, 282,320 shares of Company common stock will be available for future grant during 2003 under the plan.

Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. Stock appreciation rights may be granted at any time either in tandem with an option or on a freestanding basis. The Company has only issued nonqualified stock options and restricted stock awards under the Plan.

The Company accounts for the stock-based compensation plans under APB Opinion No. 25. For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. For the restricted stock program, the Company uses fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant. In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	For the Years Ended December 31,
(dollars in thousand, except per share amounts)	2002	2001	2000
Net income (loss) as reported	$(41,415)	$17,631	$8,954
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	275	314	404
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(651)	(800)	(781)

Pro forma net income (loss)	$(41,791)	$17,145	$8,577

Basic earnings (loss) per share
As reported	$(6.12)	$2.07	$0.80
Pro forma	(6.18)	2.00	$0.74
Diluted earnings (loss) per share
As reported	$(6.12)	$2.05	$0.79
Pro forma	(6.18)	1.98	$0.74

The following are the significant assumptions used to determine the fair value of stock option awards, using a modified Black-Scholes option pricing model, under the fair value accounting method from SFAS No. 123, as amended by SFAS No. 148:

	For the Years Ended December 31,
	2002	2001	2000
Grant date fair value per share	$5.00	$7.69	$7.28
Significant assumptions:
Risk-free interest rate at grant date	5.10%	5.21%	6.77%
Expected stock price volatility	14.55%	25.00%	25.00%
Expected dividend payout	1.24%	1.08%	1.24%
Expected option life	7 years	7 years	7 years

Stock Options:

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. Prior to the Company’s initial public offering in October 2002, the fair market value of the common stock was determined by an independent appraisal. After the initial public offering, the fair market value of the stock was determined based upon quoted market prices. The stock options vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. Upon death, disability, retirement or change of control of the Company (as defined) vesting may be accelerated to 100%. The Company has elected to account for the stock options using the intrinsic value method and accordingly no compensation expense was recognized in connection with the granting of the stock options.

The following is a summary of stock option activity for 2002, 2001, and 2000:

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1999	454,065	$16.39
Granted	215,700	19.39
Exercised	(36,365)	15.94
Forfeited	(45,892)	17.75

Options outstanding at December 31, 2000	587,508	17.42
Granted	222,450	22.34
Exercised	(23,825)	15.63
Forfeited	(66,805)	19.45

Options outstanding at December 31, 2001	719,328	18.81
Granted	212,100	19.33
Exercised	(42,792)	15.50
Forfeited	(167,657)	19.64

Options outstanding at December 31, 2002	720,979	$18.97

As of December 31, 2002, 2001 and 2000 there are 297,233 shares, 244,455 shares and 158,099 shares that were exercisable at a weighted average exercise price of $17.48, $16.58 and $15.79, respectively. At December 31, 2002, the options outstanding had a range of exercise prices of between $14.67 and $22.67 per share and an approximate weighted average remaining contractual life of 7 years.

Restricted Stock Awards:

During 2002, 2001 and 2000, 49,142 shares, 4,500 shares, and 32,586 shares of common stock were awarded, and 13,267 shares, 1,277 shares, and 13,637 shares of common stock were forfeited, respectively, under restricted stock agreements. The awards granted during 2002 were at a weighted average value of $19.33 per share. The Company accounts for the award as fixed plan and records compensation expense, equal to the fair market value of the award at the date of grant, over the vesting period. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The unearned compensation related to the restricted stock grants is reported in stockholders’ equity. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to the stock awards totaled $444,000, $506,000 and $652,000, respectively. At December 31, 2002, the Company had 86,264 shares of unvested restricted stock awards outstanding.

Prior to the Company’s initial public offering in October 2002, in connection with the granting of the stock options and awards, stock transfer agreements were entered into with the participants. These agreements placed certain restrictions on the transfer of any shares acquired through option exercise or award and provided the participants with limited rights to “put” the stock so acquired back to the Company. The Company’s repurchase liability, including ESOP obligations, was limited to $3 million per year. The Company could satisfy the put obligations with cash or through the issuance of 3 year installment notes to the participants. Upon

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

completion of the initial public offering, these stock transfer agreements were terminated and the Company no longer has an obligation to repurchase common shares acquired by employees through the stock option and restricted stock programs.

17. Stockholders’ Equity

The authorized capital stock of the Company was increased in June 2002 to 30 million shares, of which 25 million shares are common stock, par value $0.01 per share, and 5 million are preferred shares, par value $0.01 per share. Prior to June 2002, the authorized capital stock consisted of 10 million shares, of which 7 million shares was common stock, par value $.01 per share, and 3 million shares was preferred stock, par value $.01 per share.

Common stock:

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefrom at such times and in such amounts as the Company’s Board of Directors may determine. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

Preferred stock:

The Company’s amended and restated certificate of incorporation authorizes the Board of Directors to issue preferred stock in classes or series and to establish the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms. Pursuant to this authority, the Board of Directors designated 1,530,000 shares as 9.0% Noncumulative Perpetual preferred stock, Series A, $25.00 stated value per share.

The shares of preferred stock are not convertible into, or exchangeable for, shares of common stock, any other class or classes of capital stock of the Company and have no preemptive rights. Holders of shares of preferred stock are entitled to receive noncumulative cash dividends payable quarterly in arrears for each quarter when, and if, declared by the Board of Directors. Shares of preferred stock became redeemable at the Company’s option on and after January 15, 2002. The holders of the preferred stock have no voting rights, except for the election of one of the Company’s directors. The holders vote separately as a class and are entitled to cast one vote (or fraction thereof) for each $25.00 of liquidation preference to which such preferred stock is entitled.

In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of preferred stock are entitled to receive out of the assets of the Company available for distribution to stockholders, before any distribution of the assets is made to the holders of shares

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

of the common stock or on any other class or series of stock of the Company ranking junior to the shares of preferred stock as to such a distribution, an amount equal to $25.00 per share, plus an amount equal to dividends declared and unpaid for the then-current dividend period.

The costs related to the issuance of the preferred stock were originally charged against surplus and amortized over 5 years, through December 31, 2001, the original call protection period, using the straight line method.

18. Commitments and Financial Instruments

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2002, 2001 and 2000 was approximately $2.8 million, $3.1 million and $2.7 million, respectively.

Estimated future minimum rental commitments under these operating leases as of December 31, 2002 are as follows:

Year	Amount
(in thousands)
2003	$2,694
2004	2,285
2005	2,222
2006	2,223
2007	2,193
Thereafter	6,649

Total	$18,266

Financial Instruments:

At times, the Company is party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk. These financial instruments include commitments to extend credit, financial guarantees, such as financial and performance standby letters of credit, interest-rate exchange contracts (swaps), forward commitments to sell loans and foreign exchange contracts. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial properties; accounts receivable; inventories; and property, plant and equipment. The Company manages its exposure to interest rate risk generally by setting variable rates of interest on extensions of credit and administered rates on interest bearing non-maturity deposits and, on a limited basis, by using derivative financial instruments to offset existing interest rate risk of its assets and liabilities.

The following is a summary of the contractual or notional amount of each significant class of financial instrument outstanding. The Company’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and financial guarantees is represented by the contractual notional amount of these instruments. For interest-rate exchange contracts (swaps), the contract or notional amounts substantially exceed actual exposure to credit loss.

At December 31, 2002 and 2001, the contractual or notional amounts were as follows:

	2002	2001
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$841,220	$760,802
Financial guarantees:
Financial standby letters of credit	25,871	24,113
Performance standby letters of credit	32,125	39,856
Financial instruments wherein notional amounts exceed the amount of credit risk:
Interest rate exchange agreement	25,000	—

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitments amounts. Historically, only approximately 55% of available commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a nonfinancial contractual obligation. The terms of

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

these financial guarantees range from less than one year to five years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees.

Derivative Instruments and Hedging Activities:

The Company uses derivate instruments as part of its interest rate risk management process and to assist its commercial banking customers with their risk management strategies. The Company does not use a significant amount of derivative instruments in its operations. At December 31, 2002, the Company’s only derivative financial instruments were interest-rate exchange contracts.

An interest-rate exchange contract (swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non performance by the counterparty on the interest rate exchange payment, but does not expect any counterparty to fail to meet their obligation. The Company’s objective in holding interest-rate swaps is interest rate risk management. During 2002, the Company entered into two interest rate exchange contracts with a notional amount totaling $25.0 million to hedge the fair values of certain brokered certificates of deposits for changes in interest rates. Under these contracts, the Company will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon a defined index. At December 31, 2002, the weighted average interest rate that the Company will receive was 3.08% and the weighted average interest rate the Company will pay was 1.37%. These contracts, which are accounted for as fair value hedges, satisfied the criteria in SFAS No. 133 to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the interest-rate swap perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. At December 31, 2002, the Company had a liability on its Consolidated Balance Sheets of $38,000 for the fair value of the interest rate swap.

In prior periods, the Company entered into forward commitments to sell loans to manage the interest rate risk of mortgage banking activities. The hedging activity helped to protect the Company from a risk that the market value of mortgage loans intended to be sold would be adversely affected by changes in interest rates. During 2001, the Company discontinued certain mortgage-banking activities and no longer originates mortgage loans for sale and no longer enters into forward commitments to sell loans.

Foreign exchange contracts are agreements to purchase or sell a specified amount of a foreign currency in the future at a set exchange price. The Bank enters an agreement with a customer to sell a specified amount of a foreign currency. In turn, the Bank enters an agreement with another financial institution to purchase an identical amount of that currency at substantially the same terms. If the customer fails to perform, the Bank must still fulfill the contract with the other financial institution, resulting in a gain or loss based upon current exchange rates. The contracts

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

generally have a term of one to six months and the Bank requires collateral from the customer to manage credit risk. The Bank, from time to time, enters into these foreign exchange contracts to accommodate customer needs, however, no contracts were outstanding at December 31, 2002 and 2001.

19.	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of financial instruments. A significant portion of the Company’s assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company used significant estimations and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

Cash and Cash Equivalents:

Cash, due from banks, interest-bearing deposits with banks, money market mutual funds, and federal funds sold are reported at amounts that approximate fair value in the balance sheet.

Investments:

Fair values for investment securities are determined from quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. Investments include the Company’s investment in FHLB and Federal Reserve Bank Stock. The fair value of these investments equals its book value as these stocks can only be sold back to the FHLB, Federal Reserve Bank, or other member banks at its par value per share.

Loans:

Fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates its fair value since its maturity is short-term.

Other Assets:

Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan. The carrying value of these assets approximates their fair value and are based upon quoted market prices.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Deposit Liabilities:

Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments; unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value would be utilized as an estimate of fair value. Fair values of deposits without stated maturities equal the respective amounts due on demand.

Short-Term Borrowings and Notes Payable and FHLB Advances:

Short-term borrowings and notes payable and FHLB advances have been valued at present values of future cash flows using rates which approximate current market rates for similar instruments.

Accrued Interest Payable:

The carrying amount of accrued interest payable approximates its fair value since its maturity is short-term.

Interest Rate Exchange Agreements:

The carrying amount and fair value of existing agreements are based upon quoted market prices.

Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures:

The fair value of the trust preferred securities is based upon quoted market prices of the instruments.

Off-Balance Sheet Financial Instruments:

The fair value of commercial loan commitments to extend credit are not material as they are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The fair value of standby letters of credit is measured by the fee paid by the customer, amortized over the term of the agreement.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$92,909	$92,909	$88,248	$88,248
Investments	512,564	512,623	504,841	504,891
Loans, net of allowance	1,845,401	1,867,770	1,710,519	1,750,469
Accrued interest receivable	11,933	11,933	11,975	11,975
Other assets	2,298	2,298	2,122	2,122

Total financial assets	$2,465,105	$2,487,533	$2,317,705	$2,357,705

Financial Liabilities:
Deposits without stated maturities	$1,090,116	$1,090,116	$1,131,004	$1,131,004
Deposits with stated maturities	873,633	884,700	702,685	707,962
Short-term borrowings	215,360	215,360	244,993	244,993
Notes payable and FHLB advances	110,500	128,988	111,000	127,699
Accrued interest payable	5,567	5,567	6,028	6,028
Interest rate exchange agreement	38	38	—	—
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	45,900	—	—

Total financial liabilities	$2,340,214	$2,370,669	$2,195,710	$2,217,686

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	300	—	400

Total off-balance-sheet financial instruments	$—	$300	$—	$400

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

20.	Regulatory Disclosures:

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

accounting practices. The entity’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2002, the Company and the Bank was categorized as “well-capitalized”. At December 31, 2001, the Bank was categorized as “well-capitalized”, while the Company was considered “adequately-capitalized”.

As of December 31, 2002 and 2001, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2002, there are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table:

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$213,555	10.61%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>160,547	>8.00	> 200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$177,700	8.82%	>$80,545	>4.00%	>$120,817	>6.00%
Cole Taylor Bank	184,984	9.22	>80,273	>4.00	>120,410	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$177,700	7.21%	>$98,625	>4.00%	>$123,281	>5.00%
Cole Taylor Bank	184,984	7.52	>98,406	>4.00	>$123,008	>5.00

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$162,446	8.96%	>$145,070	>8.00%	>$181,337	>10.00%
Cole Taylor Bank	194,409	10.72	>145,114	>8.00	>181,392	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$139,674	7.70%	>$72,535	>4.00%	>$108,802	>6.00%
Cole Taylor Bank	171,631	9.46	>72,557	>4.00	>108,835	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$139,674	5.99%	>$93,252	>4.00%	>$116,565	>5.00%
Cole Taylor Bank	171,631	7.37	>93,190	>4.00	>116,488	>5.00

In addition to covenants contained in the Company’s notes payable agreements, the Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2002, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $30.2 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios. Also see Note 13– “Notes Payable and FHLB advances” for additional details of loan covenants in the Company’s notes payable agreement that place restrictions on the amount of dividends the Company and the Bank can pay.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS

Noninterest-bearing deposits with subsidiary Bank	$6,175	$2,440
Investment in subsidiaries	221,850	200,852
Other assets	6,697	1,483

Total assets	$234,722	$204,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$9,085	$7,859
Notes payable	10,500	26,000
Junior Subordinated debentures – TAYC Capital Trust I	46,400	—
Stockholders’ equity	168,737	170,916

Total liabilities and stockholders’ equity	$234,722	$204,775

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Income:
Dividends from subsidiary Bank	$13,000	$13,000	$13,500
Dividends from non-bank subsidiary	27	100	200

Total income	13,027	13,100	13,700

Expenses:
Interest	1,840	1,528	1,945
Salaries and employee benefits	1,688	1,925	2,068
ESOP control value premium	115	1,983	—
Legal fees, net	1,600	674	10,650
Litigation settlement charge	61,900	—	—
Other	2,370	1,534	1,256

Total expenses	69,513	7,644	15,919

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	(56,486)	5,456	(2,219)
Income tax benefit	2,685	2,700	2,977
Equity in undistributed net income of subsidiaries	12,386	9,475	8,196

Net income (loss)	$(41,415)	$17,631	$8,954

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(41,415)	$17,631	$8,954
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of other assets	—	49	215
Amortization of unearned compensation	17	57	137
Equity in undistributed net income of subsidiaries	(12,386)	(9,475)	(8,196)
Other, net	17	(371)	138
Changes in assets and liabilities:
Other assets	(5,129)	38	(476)
Other liabilities	1,071	286	4,081

Net cash provided (used) by operating activities	(57,825)	8,215	4,853

Cash flows from investing activities:
Investment in TAYC Capital Trust I	(1,401)	—	—
Other, net	(85)	(60)	(273)

Net cash used in investing activities	(1,486)	(60)	(273)

Cash flows from financing activities:
Repayments of notes payable	(27,200)	(3,250)	(1,900)
Proceeds from notes payable	11,700	2,250	4,400
Proceeds from issuance of subordinated debentures	46,400	—	—
Dividends paid	(5,081)	(5,089)	(5,101)
Proceeds from the issuance of common stock, net	38,407	—	—
Proceeds from the exercise of employee stock options	537	645	113
Purchase of treasury stock	(1,717)	(2,048)	(2,193)

Net cash provided (used) by financing activities	63,046	(7,492)	(4,681)

Net increase (decrease) in cash and cash equivalents	3,735	663	(101)
Cash and cash equivalents, beginning of year	2,440	1,777	1,878

Cash and cash equivalents, end of year	$6,175	$2,440	$1,777

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

22. Comprehensive Income

The following table presents comprehensive income for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(in thousands)
Net income (loss), as reported	$(41,415)	$17,631	$8,954
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	12,599	5,143	11,591
Less: reclassification adjustment for gains included in net income	(2,076)	(2,333)	(750)

	10,523	2,810	10,841
Income tax expense related to other comprehensive income	3,682	984	3,794

Other comprehensive income, net of tax	6,841	1,826	7,047

Total comprehensive income (loss)	$(34,574)	$19,457	$16,001

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Stock options are the only common stock equivalents. Prior to the initial public offering in October 2002, the Company’s common stock was not publicly traded. The estimated market value of the Company’s common shares prior to the initial public offering was based upon semiannual independent third party appraisals prepared in connection with the employee benefit plans. For the years ended December 31, 2002, 2001, and 2000, stock options outstanding to purchase 453,360, 185,130, and 19,875 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Year Ended December 31,
	2002	2001	2000
(dollars in thousands, except share and per share amounts)
Net income (loss)	$(41,415)	$17,631	$8,954
Preferred dividend requirements	(3,442)	(3,443)	(3,443)

Net income (loss) available to common stockholders	$(44,857)	$14,188	$5,511

Weighted average common shares outstanding	7,323,979	6,862,761	6,919,751
Dilutive effect of stock options	—	45,309	40,743

Diluted weighted average common shares outstanding	7,323,979	6,908,070	6,960,494

Basic earnings (loss) per common share	$(6.12)	$2.07	$0.80
Diluted earnings (loss) per common share	$(6.12)	$2.05	$0.79

TAYLOR CAPITAL GROUP, INC.

PART II

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003 under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003 under the caption “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, including securities authorized for issuance under equity compensation plans, included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2003 under the caption “Certain Transactions with Management and Others” is incorporated herein by reference.

Item 14. Controls and Procedures

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

TAYLOR CAPITAL GROUP, INC.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

See Part II – Item 8. Financial Statements and Supplementary Data

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

(a)(3) Exhibits

See Item 15(c) below

(b) Reports on Form 8-K:

On November 26, 2002, a Report on Form 8-K pursuant to Item 5 (Other Event) was filed reporting that the Company had entered into an agreement with its lender to restructure its notes payable. The Report on Form 8-K also reported that the Bank had signed a non-binding letter of intent to lease space in Rosemont, Illinois for a centralized corporate center in which its support and servicing functions would be consolidated.

(c) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1*	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc.

3.2*	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc.

4.1*	Certificate of Designation of the Series A 9% Noncumulative Perpetual Preferred Stock.

4.2*	Form of certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock.

4.3*	Form of certificate representing Taylor Capital Group, Inc. Common Stock.

4.4*	Form of Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee.

4.5*	Form of Junior Subordinated Debenture due 2032.

4.6*	Certificate of Trust of TAYC Capital Trust I.

4.8*	Form of Amended and Restated Trust Agreement of TAYC Capital Trust I.

4.9*	Form of Preferred Securities Guarantee Agreement.

4.10*	Form of Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I.

4.11*	Form of certificate representing TAYC Capital Trust I Trust Preferred Security.

9.1*	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein.

9.2*	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein.

9.3*	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein.

10.16*	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001.

TAYLOR CAPITAL GROUP, INC.

PART IV

Exhibit Number	Description of Exhibits

10.17*	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001.

10.20*	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

10.21*	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000.

10.22*	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000.

10.23*	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001.

10.24*	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998.

10.25*	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan.

10.30*	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan.

10.33*	Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.34*	First Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 1999.

10.35*	Second Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.36*	Third Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2000.

10.37*	Fourth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 2000.

10.38*	Fifth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2001.

10.39*	Sixth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2002.

10.40*	Taylor Capital Group, Inc. 401(k) Trust, effective October 1, 1998.

10.42*	Form of Executive Level Change in Control Severance Agreement.

10.52*	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan.

10.53*	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan.

10.54*	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc.

10.55*	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc.

10.58*	Seventh Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2002.

10.59	Eighth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.60	Ninth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.61	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

10.62	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

10.63	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.64	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.65	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.66	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003.

10.67**	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc.

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TAYLOR CAPITAL GROUP, INC.

PART IV

* Incorporated by reference from the Exhibits to our Registration Statements on Form S-1 (Reg. Nos. 333-89158, 333-89158-01, and 333-100560-01).

** Incorporated by reference from Exhibit 99.1 to Form 8-K dated as of November 26, 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2003.

TAYLOR CAPITAL GROUP, INC.

/S/ J. CHRISTOPHER ALSTRIN
J. Christopher Alstrin Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Chairman and Chief Executive Officer (Principal Executive Officer)

Signature	Title	Date

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Chief Executive Officer and Chairman of the Board	March 20, 2003

/S/ J. CHRISTOPHER ALSTRIN J. Christopher Alstrin	Chief Financial Officer and Director	March 20, 2003

/S/ BRUCE W. TAYLOR Bruce W. Taylor	President and Director	March 20, 2003

/S/ CINDY TAYLOR BLEIL Cindy Taylor Bleil	Director	March 20, 2003

Lewis M. Collens	Director	March 20, 2003

/S/ ADELYN DOUGHERTY LEANDER Adelyn Dougherty Leander	Director	March 20, 2003

/S/ RONALD EMANUEL Ronald Emanuel	Director	March 20, 2003

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Signature	Title	Date

/S/ MELVIN E. PEARL Melvin E. Pearl	Director	March 20, 2003

/S/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 20, 2003

Mark L. Yeager	Director	March 20, 2003

/S/ EDWARD MCGOWAN Edward McGowan	Director	March 20, 2003

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey W. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Taylor Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Christopher Alstrin, certify that:

1. I have reviewed this annual report on Form 10-K of Taylor Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ J. CHRISTOPHER ALSTRIN
J. Christopher Alstrin Chief Financial Officer