Form 10-Q
period 2003-03-31
TAYLOR CAPITAL GROUP INC
filed 2003-05-14
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 6, 2003, there were 9,437,476 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents:
Cash and due from banks	$78,898	$65,858
Short-term investments	1,251	7,051
Federal funds sold	1,000	20,000

Total cash and cash equivalents	81,149	92,909
Investment securities:
Available-for-sale, at fair value	543,702	500,781
Held-to-maturity, at amortized cost (fair value of $876 and $884 at March 31, 2003 and December 31, 2002, respectively)	825	825
Loans, net of allowance for loan losses of $35,697 and $34,073 at March 31, 2003 and December 31, 2002, respectively	1,849,047	1,845,401
Premises, leasehold improvements and equipment, net	18,535	19,090
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,706	10,958
Other real estate and repossessed assets, net	602	625
Goodwill, net of amortization of $11,696 at March 31, 2003 and December 31, 2002	23,354	23,354
Other intangible assets, net of amortization of $796 and $700 at March 31, 2003 and December 31, 2002, respectively.	342	438
Other assets	42,919	41,080

Total assets	$2,572,181	$2,535,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$373,706	$400,650
Interest-bearing	1,581,240	1,563,099

Total deposits	1,954,946	1,963,749
Short-term borrowings	255,778	215,360
Accrued interest, taxes and other liabilities	35,985	32,115
Notes payable and FHLB advances	110,500	110,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	45,000

Total liabilities	2,402,209	2,366,724

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,761,776 and 9,733,667 shares issued at March 31, 2003 and December 31, 2002, respectively; 9,438,769 and 9,410,660 shares outstanding at March 31, 2003 and December 31, 2002, respectively	98	97
Surplus	142,617	142,008
Unearned compensation—stock grants	(1,204)	(1,088)
Retained earnings (deficit)	(11,442)	(15,140)
Accumulated other comprehensive income	8,710	11,667
Treasury stock, at cost, 323,007 shares at March 31, 2003 and December 31, 2002	(7,057)	(7,057)

Total stockholders’ equity	169,972	168,737

Total liabilities and stockholders’ equity	$2,572,181	$2,535,461

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002
Interest income:
Interest and fees on loans	$28,328	$29,137
Interest and dividends on investment securities:
Taxable	5,782	6,123
Tax-exempt	597	760
Interest on cash equivalents	80	94

Total interest income	34,787	36,114

Interest expense:
Deposits	7,608	9,177
Short-term borrowings	589	954
Notes payable and FHLB advances	1,201	1,223
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	1,210	—

Total interest expense	10,608	11,354

Net interest income	24,179	24,760
Provision for loan losses	2,300	2,475

Net interest income after provision for loan losses	21,879	22,285

Noninterest income:
Service charges	3,148	2,937
Trust fees	1,063	1,530
Gain on sale of investment securities, net	—	8
Other noninterest income	324	465

Total noninterest income	4,535	4,940

Noninterest expense:
Salaries and employee benefits	10,839	10,705
Occupancy of premises	1,583	1,666
Furniture and equipment	807	977
Legal fees, net	(1,016)	720
Advertising and public relations	1,330	456
Corporate insurance	833	244
Computer processing	498	553
Other intangible assets amortization	96	66
Other noninterest expense	3,480	3,414

Total noninterest expense	18,450	18,801

Income before income taxes	7,964	8,424
Income taxes	2,839	3,171

Net income	$5,125	$5,253

Preferred dividend requirements	(861)	(861)

Net income applicable to common stockholders	$4,264	$4,392

Basic earnings per common share	$0.45	$0.64
Diluted earnings per common share	0.45	0.64

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation— Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	271	(271)	—	—	—	—
Forfeiture of stock grants	—	—	(54)	37	—	—	—	(17)
Amortization of stock grants	—	—	—	118	—	—	—	118
Exercise of stock options	—	1	364	—	—	—	—	365
Tax benefit on stock options exercised and stock awards	—	—	28	—	—	—	—	28
Comprehensive income:
Net income	—	—	—	—	5,125	—	—	5,125
Change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	(2,898)	—	(2,898)
Net unrealized loss from cash flow hedging instrument	—	—	—	—	—	(59)	—	(59)

Total comprehensive income								2,168

Dividends:
Preferred—$0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common—$0.06 per share	—	—	—	—	(566)	—	—	(566)

Balance at March 31, 2003	$38,250	$98	$142,617	$(1,204)	$(11,442)	$8,710	$(7,057)	$169,972

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Forfeiture of stock grants	—	—	(12)	—	—	—	—	(12)
Amortization of stock grants	—	—	—	99	—	—	—	99
Comprehensive income:
Net income	—	—	—	—	5,253	—	—	5,253
Change in unrealized gain on available-for-sale investment securities, net of reclassification adjustment	—	—	—	—	—	(2,003)	—	(2,003)

Total comprehensive income								3,250

Dividends:
Preferred— $0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common—$0.06 per share	—	—	—	—	(410)	—	—	(410)

Balance at March 31, 2002	$38,250	$71	$102,241	$(556)	$35,493	$2,823	$(5,340)	$172,982

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$5,125	$5,253
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Investment securities gains, net	—	(8)
Amortization of premiums and discounts, net	158	184
Deferred loan fee amortization	(261)	(416)
Provision for loan losses	2,300	2,475
Loss on sales of loans originated for sale	—	14
Proceeds from sales of loans originated for sale	—	258
Depreciation and amortization	912	957
Amortization of intangible assets	96	66
Deferred income taxes	2,202	(72)
Loss on sales of other real estate	—	3
Other, net	94	87
Changes in other assets and liabilities:
Accrued interest receivable	(816)	(1,362)
Other assets	(2,439)	(826)
Accrued interest, taxes and other liabilities	3,870	(3,173)

Net cash provided by operating activities	11,241	3,440

Cash flows from investing activities:
Purchases of available-for-sale securities	(81,442)	(56,024)
Proceeds from principal payments and maturities of available-for-sale securities	33,906	28,031
Proceeds from sales of available-for-sale securities	—	9,975
Net increase in loans	(5,685)	(22,355)
Net additions to premises, leasehold improvements and equipment	(357)	(305)
Proceeds from sales of other real estate	23	265

Net cash used in investing activities	(53,555)	(40,413)

Cash flows from financing activities:
Net decrease in deposits	(8,803)	(14,722)
Net increase in short-term borrowings	40,418	2,232
Proceeds from notes payable and FHLB advances	15,000	28,200
Repayments of notes payable and FHLB advances	(15,000)	—
Proceeds from exercise of employee stock options	365	—
Dividends paid	(1,426)	(1,271)

Net cash provided by financing activities	30,554	14,439

Net decrease in cash and cash equivalents	(11,760)	(22,534)
Cash and cash equivalents, beginning of period	92,909	88,248

Cash and cash equivalents, end of period	$81,149	$65,714

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(unaudited) (Continued)

(in thousands)

	For the Three Months Ended March 31,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$10,813	$12,341
Income taxes	(4,426)	34

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of tax	$(2,957)	$(2,003)
Tax benefit associated with exercise of common stock options and stock grants	28	—

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These financial statements contain unaudited information as of March 31, 2003 and for the three month period ended March 31, 2003 and 2002. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited financial statements and the related notes. The income statement data for the three month period ended March 31, 2003 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,023	$5,171	$—	$157,194
Collateralized mortgage obligations	203,040	4,166	(92)	207,114
Mortgage-backed securities	124,076	2,649	(365)	126,360
State and municipal obligations	51,071	2,008	(45)	53,034

Total available-for-sale	530,210	13,994	(502)	543,702

Held-to-maturity:
Other debt securities	825	51	—	876

Total held-to-maturity	825	51	—	876

Total	$531,035	$14,045	$(502)	$544,578

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,143	$5,583	$—	$157,726
Collateralized mortgage obligations	227,207	7,175	—	234,382
Mortgage-backed securities	51,944	3,256	—	55,200
State and municipal obligations	51,539	1,989	(55)	53,473

Total available-for-sale	482,833	18,003	(55)	500,781

Held-to-maturity:
Other debt securities	825	59	—	884

Total held-to-maturity	825	59	—	884

Total	$483,658	$18,062	$(55)	$501,665

There were no gains or losses realized on the sale of available-for-sale investment securities during the three months ended March 31, 2003. During the three month period ended March 31, 2002, gross gains totaling $8,000 were realized on the sale of available-for-sale investment securities, while no losses were realized.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”), and Federal Reserve Bank stock of $11.7 million and $11.0 million at March 31, 2003 and December 31, 2002, respectively. These investments are required for membership and are carried at cost.

3. Loans:

Loans classified by type at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	Dec. 31, 2002
	(in thousands)
Commercial and industrial	$569,156	$586,885
Commercial real estate	526,539	484,015
Real estate-construction	312,911	317,739
Residential real estate mortgages	117,232	117,652
Home equity loans and lines of credit	324,657	336,727
Consumer	32,212	34,572
Other loans	2,509	2,412

Gross loans	1,885,216	1,880,002
Less: Unearned discount	(472)	(528)

Total loans	1,884,744	1,879,474
Less: Allowance for loan losses	(35,697)	(34,073)

Loans, net	$1,849,047	$1,845,401

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Nonaccrual and impaired loans at March 31, 2003 were $11.8 million and $23.4 million, respectively, as compared to $12.1 million and $16.9 million at December 31, 2002, respectively.

4. Goodwill and Intangible Assets

As of March 31, 2003, the Company had $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which is no longer subject to amortization beginning on January 1, 2002. The goodwill was tested for impairment as of July 1, 2002, and no impairment charge was determined to be necessary. Goodwill will be tested annually for impairment, and if at any time impairment exists, an impairment loss will be recorded. No additions, disposals, or impairment charges were recorded to goodwill during the first three months of 2003.

At March 31, 2003, the Company also had $342,000 of other intangible assets that relate to the purchase of lines of trust business. The gross carrying amount totaled $1.1 million as of March 31, 2003 with accumulated amortization of $796,000. Amortization expense for these intangible assets was $96,000 during the first three months of 2003. The estimated amortization expense for these assets is expected to be $274,000 for the period of April 1, 2003 to December 31, 2003 and $13,000 annually for the years ended December 31, 2004, 2005, 2006, and 2007.

5. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	Dec. 31, 2002
	(in thousands)
NOW accounts	$138,307	$137,705
Savings accounts	90,878	88,000
Money market deposits	438,514	463,761
Certificates of deposit	550,612	550,172
Public time deposits	87,103	73,818
Brokered certificates of deposit	275,826	249,643

Total	$1,581,240	$1,563,099

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	Dec. 31, 2002
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt—interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at March 31, 2003 and December 31, 2002 were 4.09% and 4.17%, respectively; matures on November 27, 2009	$10,000	$10,000
Term Loan—interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both March 31, 2003 and December 31, 2002; matures on November 27, 2009	500	500
Revolving Credit Facility—$11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2003	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance— 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance—4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance—4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance—3.94%, due November 23, 2004	10,000	10,000
FHLB advance—1.50%, due January 29, 2004	15,000	—
FHLB advance—2.66%, due January 29, 2003	—	15,000

Total FHLB advances	100,000	100,000

Total notes payable and FHLB advances	$110,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of March 31, 2003, the Company is in compliance with these covenants.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(dollars in thousands)
For the Three Months Ended March 31, 2003:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$(4,456)	$1,558	$(2,898)
Net unrealized loss from cash flow hedging instrument	(91)	32	(59)

Other comprehensive loss, net of tax	$(4,547)	$1,590	$(2,957)

For the Three Months Ended March 31, 2002:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$(3,075)	$1,077	$(1,998)
Less: reclassification adjustment for gains included in net income	(8)	3	(5)

Other comprehensive loss, net of tax	$(3,083)	$1,080	$(2,003)

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only common stock equivalents. Before the initial public offering in October 2002, the Company’s common stock was not publicly traded. The estimated market value of the common shares before the initial public offering was based upon semiannual independent third party appraisals prepared in connection with the employee benefit plans. For the three months ended March 31, 2003, and 2002, stock options outstanding to purchase 152,550 and 536,820 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except share and per share amounts)
Net income	$5,125	$5,253
Less preferred dividend requirements	(861)	(861)

Net income available to common stockholders	$4,264	$4,392

Weighted average common shares outstanding	9,427,324	6,835,345
Dilutive effect of stock options	29,177	31,227

Diluted weighted average common shares outstanding	9,456,501	6,866,572

Basic earnings per common share	$0.45	$0.64

Diluted earnings per common share	$0.45	$0.64

9. Stock-based Compensation

The Company accounts for the stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. For the restricted stock program, the Company uses the fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant. In accordance with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123”, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months Ended March 31,
	2003	2002
	(in thousand, except per share amounts)
Net income as reported	$5,125	$5,253
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	60	73
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(250)	(220)

Pro forma net income	$4,935	$5,106

Basic earnings per common share
As reported	$0.45	$0.64
Pro forma	0.43	0.62

Diluted earnings per common share
As reported	$0.45	$0.64
Pro forma	0.43	0.62

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Derivative Financial Instruments

The Company uses derivative financial instruments to assist in interest rate risk management. At both March 31, 2003 and December 31, 2002, the only derivative financial instruments outstanding were interest rate exchange agreements.

The following table sets forth the activity in the notional amounts of derivative financial instruments during the first quarter of 2003.

	Fair Value Hedge	Cash Flow Hedge	Total
	(in thousands)
Balance at 12/31/02	$25,000	$—	$25,000
Additions	25,000	50,000	75,000
Terminations	—	—	—
Maturities	—	—	—

Balance at 3/31/03	$50,000	$50,000	$100,000

Fair value at 3/31/03	$60	$(91)	$(31)

Below is summary information regarding the derivative financial instruments outstanding at March 31, 2003.

	Notional Amount (in thousands)	Weighted Averages
		Receive Rate	Pay Rate	Life in Years	Hedged Item
Fair Value Hedge	$50,000	3.06%	1.27%	5.6	Brokered certificates of deposits
Cash Flow Hedge	50,000	5.57%	4.25%	3.9	Variable rate commercial loans

Total	$100,000	4.31%	2.76%	4.8

In the fair value hedges, the Company receives a fixed rate and pays a variable rate based upon LIBOR to hedge changes in the fair value of $50.0 million of brokered certificates of deposit. In the cash flow hedge, the Company receives a fixed rate and pays a variable rate based upon the prime lending rate to hedge the variability of interest cash flows on $50.0 million of variable rate commercial loans.

During April 2003, the Company entered into another interest rate exchange agreement with a notional amount of $50 million that has been designated as a cash flow hedge on the variability of interest cash flows on variable rate commercial loans.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Wheeling, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our commercial bank subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers and currently operate 11 branches throughout the Chicago metropolitan area.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and our December 31, 2002 Annual Report on Form 10-K which contain audited financial statements of Taylor Capital Group, Inc. as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002.

OVERVIEW

We recorded net income for the first quarter of 2003 of $5.1 million, or $0.45 per diluted common share, compared to net income of $5.3 million during the first quarter of 2002, or $0.64 per diluted common share. The lower level of net income was primarily a result of a decrease in net interest income and lower noninterest income. These decreases in income were partially offset by lower noninterest expense, primarily due to a non-recurring $2.1 million reimbursement of legal fees. The decline in diluted earnings per share was a result of the decline in net income coupled with an increase in the number of common shares outstanding. In October 2002, we issued 2,587,500 additional shares in our initial public offering.

Total assets were $2.57 billion at March 31, 2003, an increase of $36.7 million, or 1.4%, over total assets at December 31, 2002. At March 31, 2003, total loans were relatively unchanged at $1.88 billion as compared to December 31, 2002. Total deposits were $1.95 billion at March 31, 2003, a slight decrease from the $1.96 billion of deposits at year-end 2002. Stockholders’ equity was $170.0 million at March 31, 2003 compared to $168.7 million at December 31, 2002.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Net interest income was $24.2 million during the first quarter of 2003 compared to $24.8 million during the first quarter of 2002, a decrease of $581,000 or 2.3%. With an adjustment for tax-exempt income, our consolidated net interest income for the three month period ended March 31, 2003 was $24.5 million as compared to $25.2 million during the same quarter a year ago, a decrease of $679,000, or 2.7%. While net interest income benefited from an increase in average interest-earning assets, we experienced compression in our net interest margin.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 4.13% during the first quarter of 2003 compared to 4.47% during the same quarter in 2002. The $45.0 million of 9.75% junior subordinated debentures that we issued in October 2002 caused the tax equivalent net interest margin to decline approximately 20 basis points as the cost of these securities was higher than the average cost of our other interest-bearing liabilities. In addition, the continued low interest rate environment has had a negative impact on our net interest margin and therefore, net interest income. The low interest rates have caused the yield on our interest-earning assets to decline as we reinvest cash flows from loan and securities repayments at lower interest rates. The yield on interest-earning assets declined 58 basis points from 6.49% during the first quarter of 2002 to 5.91% during the first quarter of 2003. While the yield on our interest-earning assets has continued to decline, the cost of our interest-bearing liabilities has not declined as much. We believe this has occurred mainly because many of our interest-bearing liability rates may have already reached their lowest likely levels based on market-rate pricing. The cost of interest-bearing liabilities declined 28 basis points from 2.49% during the first quarter of 2002 to 2.21% during the first quarter of 2003.

The larger decline in the earning asset yield as compared to the cost of interest-bearing liabilities, also caused the tax equivalent net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, to decrease. The tax equivalent net interest spread was 3.70% in the first quarter of 2003 as compared to 4.00% during the same quarter in 2002.

Average interest-earning assets during the first quarter of 2003 totaled $2.40 billion, an increase of $124.6 million, or 5.5%, as compared to average interest-earning assets of $2.28 billion during the first quarter of 2002. The growth in average interest-earning assets occurred primarily in the loan portfolio as average loan balances increased $119.1 million, or 6.8%, to $1.88 billion during the first quarter of 2003 from $1.76 billion during the same quarter in 2002. Higher average commercial and commercial real estate loans produced most of the loan growth. These average loan balances grew $129.9 million to $1.39 billion in the first quarter of 2003 as compared to $1.26 billion in the same quarter in 2002. While average balances have increased, the yield on the loan portfolio has continued to decline. The yield on loans declined 60 basis points between the two quarterly periods to 6.12% during the first quarter of 2003 as compared to 6.72% during the first quarter of 2002. Most of the asset growth was funded with interest-bearing deposit balances. The largest increase occurred within time deposit balances, which increased to $906.5 million during the first quarter of 2003 compared to $719.8 million during the first quarter in 2002, with higher average brokered certificates of deposits producing most of the increase.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

A prolonged low interest rate environment could continue to have a negative impact on our net interest margin and, therefore, our net interest income. If market interest rates were to remain unchanged, earning asset yields might continue to decline more than our liability rates. Therefore, it is possible we will experience further downward pressure on our net interest margin, even if market rates remain unchanged. See the section captioned “Quantitative and Qualitative Disclosure about Market Risks “ for further discussion on the impact of interest rates.

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the table contains certain non-GAAP (generally accepted accounting principles) financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning assets yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more accurate view of the performance of interest-earning assets and ensure comparability of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the consolidated statements of income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Net interest income as stated	$24,179	$24,760
Tax equivalent adjustment-investments	326	419
Tax equivalent adjustment-loans	44	49

Tax equivalent net interest income	$24,549	$25,228

Yield on earning assets without tax adjustment	5.85%	6.41%
Yield on earning assets—tax equivalent	5.91%	6.49%

Net interest margin without tax adjustment	4.07%	4.39%
Net interest margin—tax equivalent	4.13%	4.47%

Net interest spread—without tax adjustment	3.65%	3.92%
Net interest spread—tax equivalent	3.70%	4.00%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate (%)(6)	Average Balance	Interest	Yield/ Rate (%)(6)
	(in thousands)
INTEREST-EARNING ASSETS:
Investment securities(1):
Taxable	$446,598	$5,782	5.18%	$435,679	$6,123	5.62%
Tax-exempt (tax equivalent)(2)	50,571	923	7.30	61,159	1,179	7.71

Total investment securities	497,169	6,705	5.40	496,838	7,302	5.88

Cash Equivalents	26,881	80	1.19	21,726	94	1.74

Loans(2)(3):
Commercial and commercial real estate	1,392,829	20,850	5.99	1,262,937	20,548	6.51
Residential real estate mortgages	116,885	1,902	6.51	153,358	2,811	7.33
Home equity and consumer	368,054	4,728	5.21	342,331	5,050	5.98
Fees on loans		892			777

Net loans (tax equivalent)(2)	1,877,768	28,372	6.12	1,758,626	29,186	6.72

Total interest-earning assets(2)	2,401,818	35,157	5.91	2,277,190	36,582	6.49

Allowance for loan losses	(34,946)			(31,861)
NON-EARNING ASSETS:
Cash and due from banks	59,959			58,663
Accrued interest and other assets	99,369			93,509

TOTAL ASSETS	$2,526,200			$2,397,501

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$571,191	1,266	0.90	$674,446	2,533	1.52
Savings deposits	89,766	98	0.44	88,924	196	0.90
Time deposits	906,537	6,244	2.79	719,849	6,448	3.63

Total interest-bearing deposits	1,567,494	7,608	1.97	1,483,219	9,177	2.51

Short-term borrowings	220,676	589	1.08	247,678	954	1.56
Notes payable and FHLB advances	114,444	1,201	4.20	122,053	1,223	4.01
Trust preferred securities	45,000	1,210	10.75	—	—	—

Total interest-bearing liabilities	1,947,614	10,608	2.21	1,852,950	11,354	2.49

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	374,213			342,969
Accrued interest and other liabilities	34,853			27,562

Total noninterest-bearing liabilities	409,066			370,531

STOCKHOLDERS’ EQUITY	169,520			174,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,526,200			$2,397,501

Net interest income (tax equivalent)(2)		$24,549			$25,228

Net interest spread (tax equivalent)(2)(4)			3.70%			4.00%

Net interest margin (tax equivalent)(2)(5)			4.13%			4.47%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Service charges	$3,148	$2,937
Trust fees	1,063	1,530
Mortgage-banking activities	(12)	134
Gain on sale of investment securities, net	—	8
Other noninterest income	336	331

Total noninterest income	$4,535	$4,940

Our noninterest income was $4.5 million during the first quarter of 2003, a $405,000, or 8.2%, decrease from the $4.9 million of noninterest income during the first quarter of 2002. The decline was primarily due to reduced trust fees. This decrease in noninterest income was partly offset by higher service charges. Our noninterest income has been, and will continue to be, impacted by our exit from certain trust lines of business and mortgage-banking activities.

Service charges, principally on deposit accounts, were $3.1 million during the first quarter of 2003, an increase of $211,000, or 7.2%, as compared to $2.9 million during the same quarter a year ago. The increases were primarily a result of a continued decline in the earnings credit rate. The earnings credit rate determines the amount of credit given to customers for their collected balances that is available to offset account activity service charges incurred. The average earnings credit rate during the first quarter of 2003 was approximately 78 basis points lower than the same quarter in 2002.

Trust fees declined $467,000, or 30.5%, to $1.1 million during the first quarter of 2003, compared to $1.5 million during the first quarter in 2002. Trust revenues have declined as a result of our exit from fiduciary personal and employee benefit trust services in late 2002. We continue to provide corporate trust, land trust and tax deferred exchange trust services. We also generate fees from our wealth management services, including financial planning, insurance, asset management and brokerage services.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Salaries and employee benefits	$10,839	$10,705
Occupancy of premises	1,583	1,666
Furniture and equipment	807	977
Holding company legal fees, net	(1,645)	415
Bank legal fees, net	629	305
Advertising and public relations	1,330	456
Corporate insurance	833	244
Computer processing	498	553
Consulting	241	238
Other real estate and repossessed asset expense	104	147
Other intangible amortization	96	66
Other noninterest expense	3,135	3,029

Total noninterest expense	$18,450	$18,801

Noninterest expense was $18.5 million during the first quarter of 2003, a decrease of $351,000, or 1.9%, from the $18.8 million of noninterest expense during the first quarter of 2002. Most of the decrease in noninterest expense was caused by a $2.1 million reimbursement of holding company legal fees received during the first quarter. Higher advertising, corporate insurance and bank legal fees partly offset this decrease.

Salaries and employee benefits expense was $10.8 million during the first quarter of 2003, an increase of $134,000, or 1.3%, from the first quarter in 2002. Higher salary expense and an increase in medical insurance costs combined to produce the increase. During the first three months of 2003, the average number of full-time equivalent employees was 526 compared to 531 during the same three month period in 2002. While the average number of full-time equivalent employees did decline as a result of the decisions to exit fiduciary trust and mortgage-banking, we have increased the number of banking professionals in our core business lines and increased staffing levels in some support areas, resulting in an overall increase in salary expense. Market-driven cost increases caused an increase in medical insurance.

Expense relating to occupancy of premises was $1.6 million during the first quarter of 2003, or $83,000 less than during the same quarter in 2002. Most of the decrease was associated with the discontinuation of depreciation on our Ashland facility. In the fourth quarter of 2002, we

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

contracted to sell our Ashland facility and, therefore, we wrote down the asset to its net sales price and discontinued depreciation.

Our plan to consolidate our operational and support staff into a centrally-located corporate center will continue to impact our occupancy expense in the future. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of office space in Rosemont, Illinois, a suburb of Chicago. The lease begins in September 2003 and expires in August of 2014. In connection with the consolidation, we are currently investigating alternatives regarding the disposition of a leased facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with a possible lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at approximately $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period in which we contractually agree to a payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. No such expense was recorded during the first quarter of 2003. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

Furniture and equipment expense was $807,000 during the first quarter of 2003, a decrease of $170,000 compared to the expense of $977,000 during the same period in 2002. Lower depreciation expense produced most of the decrease, as certain technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002.

We reported a net reimbursement of holding company legal fees of $1.6 million during the first quarter of 2003 compared to an expense of $415,000 during the first quarter of 2002. Portions of our defense costs related to the split-off litigation, which were recorded as expense in previous periods, were submitted to insurance carriers for reimbursement. During the first quarter of 2003, we received a $2.1 million reimbursement of such legal costs. No such reimbursements were received in 2002. We do not expect to receive any further reimbursements of holding company legal fees related to the split-off litigation. Before 2003, holding company legal fees included our costs related to the defense and settlement of litigation relating to the split-off transactions as well as general corporate matters. As a result of the satisfaction of the litigation settlement agreements in October 2002, we expect holding company legal fees for the foreseeable future will primarily relate to general corporate matters and securities law compliance.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. During the first quarter of 2003, Bank legal fees totaled $629,000 compared to $305,000 in the same quarter a year ago. The higher legal fees in 2003 were primarily caused by legal services provided in connection with our negotiations for the corporate center lease, increased collection activity and professional fees related to our decisions to exit some non-core lines of business and to develop new products and services for our core business banking customers.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Advertising and public relations expense increased $874,000 to $1.3 million during the first quarter of 2003, as compared to $456,000 of expense in the first quarter of 2002. Our advertising expense increased in the first quarter of 2003 as a result of a new campaign to increase the Bank’s visibility in the business community. This campaign includes television commercials, which began airing in 2003, and print advertising. While this advertising campaign increased expense significantly during the first quarter of 2003, we do not currently plan to continue this level of expenditures on television and print advertising during the remaining quarters of 2003. The cost of producing the television commercials was capitalized in 2002 and is being amortized beginning in 2003 over three years, the expected time horizon over which the commercials will be aired. The amortization expense in the first quarter of 2003 was approximately $65,000. At March 31, 2003, the balance of capitalized advertising costs totaled $711,000.

Corporate insurance totaled $833,000 during the three month period ended March 31, 2003, a $589,000 increase from the $244,000 of expense during the same period in 2002. The increase was associated with market-driven costs, including those of becoming a publicly-traded company.

In addition to corporate insurance costs, we expect to incur additional noninterest expense in 2003, as compared to 2002, as a result of our becoming a publicly traded company. Specifically, we expect increases in audit fees, legal fees associated with public reporting, printing costs, proxy solicitation costs and other expenses generally associated with publicly-traded companies.

Income Taxes

We recorded income tax expense of $2.8 million during the first quarter of 2003, resulting in an effective income tax rate of 36%, compared to income tax expense of $3.2 million, or an effective income tax rate of 38% during the same quarter in 2002. The higher effective income tax rate in the first quarter of 2002 was due to certain legal fees and employee benefit related expenses incurred during the quarter that were not deductible for income tax purposes.

We did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million recorded in 2002 and certain legal defense costs incurred during 2002 and prior years. At times, we recognize income tax expense differently for financial reporting purposes than for tax return purposes. We plan to deduct a portion of the litigation settlement for tax return purposes in 2002. While the amount that will be deducted has not been determined at this time and we have not yet filed our 2002 income tax return, an estimate was used to reduce our 2002 estimated taxes paid. We will record the income tax benefit when we determine that it is probable that the position that we take on our tax return will ultimately be sustained by the taxing authorities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Our total assets were $2.57 billion at March 31, 2003 compared to $2.54 billion at year-end 2002. An increase in investment securities accounted for most of the growth in total assets. Total loans were $1.88 billion at March 31, 2003, relatively unchanged from December 31, 2002. Total deposits decreased slightly from year-end 2002 and were $1.95 billion at March 31, 2003. Total stockholders’ equity at March 31, 2003 was $170.0 million compared to $168.7 million at December 31, 2002.

For the first quarter of 2003, average interest-earning assets increased $124.6 million, or 5.5%, to total $2.40 billion, as compared to $2.28 billion during the same quarter of 2002. Loan growth was the primary contributor to the expanded level of interest-earning assets.

Interest-Earning Assets

Total investment securities increased $42.9 million, or 8.6%, to $544.5 million at March 31, 2003 from $501.6 million at December 31, 2002. During the first quarter of 2003, we purchased approximately $81 million of mortgage-backed securities as part of a strategy to increase interest-earning assets and offset the negative impact of compression in the net interest margin. Additionally, the purchases extended the duration of the investment portfolio that was experiencing increasing cash flows as a result of increasing repayment speeds. These purchases were funded from wholesale sources and funds provided by the repayment of other mortgage-related securities.

Period-end total loan balances were relatively unchanged at $1.88 billion at both March 31, 2003 and December 31, 2002. Commercial and industrial and commercial real estate loans increased $24.8 million, or 2.3%, during the first quarter. As expected, our loan portfolios of real estate mortgages and indirectly originated consumer loans declined as we discontinued the origination of these loans sourced through brokers. The percentage of loans extended to consumers, whether as a mortgage, line of credit or other purpose, approximated 25% of the portfolio at March 31, 2003 compared to 26% of the portfolio at December 31, 2002.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	March 31, 2003	Dec. 31, 2002
	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,011	$6,151
Nonaccrual loans	11,839	12,107

Total nonperforming loans	15,850	18,258
Other real estate	602	602
Other repossessed assets	—	23

Total nonperforming assets	$16,452	$18,883

Nonperforming loans to total loans	0.84%	0.97%
Nonperforming assets to total loans plus repossessed property	0.87%	1.00%
Nonperforming assets to total assets	0.64%	0.74%

We continue to monitor closely our $19.5 million of loans to consumers secured by manufactured homes.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)
Average total loans	$1,877,768	$1,758,626

Total loans at end of period	$1,884,744	$1,763,140

Allowance for loan losses:
Allowance at beginning of period	$34,073	$31,118
Total charge-offs	(813)	(1,716)
Total recoveries	137	617

Net charge-offs	(676)	(1,099)
Provision for loan losses	2,300	2,475

Allowance at end of period	$35,697	$32,494

Annualized net charge-offs to average total loans	0.14%	0.25%
Allowance to total loans at end of period	1.89%	1.84%
Allowance to nonperforming loans	225.22%	213.16%

Net charge-offs for the first quarter of 2003 were $676,000, or 0.14% of average loans. We recorded a provision for loan losses of $2.3 million during the first quarter of 2003 and as a result, our allowance for loan loss increased to $35.7 million at March 31, 2003, or 1.89% of end-of-period loan balances and 225.22% of non-performing loans.

Net charge-offs for the first quarter of 2002 were $1.1 million, or 0.25% of average loans, and we recorded a $2.5 million provision for loan losses during the first quarter of 2002. The charge-offs related primarily to loans extended in prior years to companies we believe were adversely impacted by a weakened economy. At March 31, 2002, the allowance for loan losses was $32.5 million, which represented 1.84% of end-of-period loan balances and 213.16% of non-performing loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.3 million during the first quarter of 2003 compared to $2.5 million during the same quarter in 2002. The low level of charge-offs, minimal total loan growth and favorable resolution of several individual troubled loans allowed the decrease in provision for loan loss during the quarter. While losses on a portfolio of consumer loans tend to be less volatile from one quarter to the next, losses on individually larger commercial loans, which comprise 75% of our total loan portfolio, can be larger in amount and more uneven in timing. Therefore, the net charge-offs in any one quarter are not an indicator of net charge-offs in subsequent quarters.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $18.5 million at March 31, 2003 compared to $19.1 million at December 31, 2002. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of operation and office space in Rosemont, Illinois, a suburb of Chicago. We expect to consolidate all of our corporate, operational and administrative departments at this location by October 2003.

We are also evaluating options for disposing of or reducing space at our existing facilities and opportunities to down-size certain banking facilities. In the fourth quarter of 2002, we contracted to sell our existing Ashland facility and we plan to build a smaller banking facility near the current Ashland facility. We are also investigating options regarding the disposition of an existing leased banking facility. As a result, in 2003, we expect to report significant nonrecurring costs in connection with a possible lease termination and the abandonment of the related leasehold improvements. These costs are currently estimated at approximately $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period in which we contractually agree to a payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner.

Funding Liabilities

Total deposits decreased slightly to $1.95 billion at March 31, 2003, compared to $1.96 billion at year-end 2002. Over the first three months of 2003, our noninterest-bearing deposit accounts declined by $26.9 million while our interest-bearing accounts increased by $18.1 million. Historically, we have experienced a seasonal increase in noninterest-bearing deposits at each year-end followed by a decline in such balances during the subsequent first quarter.

The increase from year-end 2002 in interest-bearing deposit accounts mainly occurred in brokered certificates of deposits, which increased $26.2 million to $275.8 million at March 31, 2003, and public time deposits, which increased $13.3 million to $87.1 million. Money market account balances declined by $25.2 million primarily related to a large-deposit commercial customer.

While deposit balances were relatively unchanged from year-end 2002, average deposit balances in the first quarter of 2003 increased $115.5 million, or 6.3%, as compared to the first quarter of 2002. We relied more on brokered certificates of deposits as these average balances increased $147.4 million between the two quarterly periods to $275.1 million during the first quarter of 2003. In addition, our out-of-market certificates of deposit average balances increased by $45.6 million between the two periods. A decrease in funding from a large commercial customer, primarily in a money market account, contributed to our increased utilization of wholesale funding.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

To the extent that core customer deposits are insufficient to meet our funding needs, we typically seek additional funding from other sources. These alternate sources are generally more expensive than our core customer deposits and the increased use of these sources of funds could negatively impact our net interest income. Furthermore, the cost and availability of these funds may be factors in our evaluation of opportunities to grow our loan portfolio.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$374,213	19.27%	—%	$342,969	18.78%	—%
Interest-bearing demand deposits	571,191	29.42	0.90	674,446	36.93	1.52
Savings deposits	89,766	4.62	0.44	88,924	4.87	0.90
Time deposits:
Certificates of deposit	552,192	28.44	2.93	519,834	28.47	3.66
Brokered certificates of deposit	275,060	14.17	2.83	127,693	6.99	4.14
Public Funds	79,285	4.08	1.75	72,322	3.96	2.51

Total time deposits	906,537	46.69	2.79	719,849	39.42	3.63

Total deposits	$1,941,707	100.00%		$1,826,188	100.00%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $40.4 million to $255.8 million at March 31, 2003 as compared to $215.4 million at year-end December 31, 2002. Federal funds purchased increased $23.8 million and securities sold under agreements to repurchase increased $16.6 million. While period-end, short-term borrowings increased, average balances for the first quarter of 2003 decreased by $27.0 million to $220.7 million when compared to the first quarter of 2002.

Our notes payable and FHLB advances consist of our revolving and term debt and the Bank’s Federal Home Loan Bank (FHLB) advances. Borrowings from the FHLB totaled $100.0 million at both March 31, 2003 and December 31, 2002. At both March 31, 2003 and December 31, 2002, we had borrowings outstanding under our $10.0 million subordinated debt agreement and $500,000 term loan. We also have an $11.5 million revolving credit facility that has not yet been drawn upon.

CAPITAL RESOURCES

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. The trust preferred securities also qualify as Tier I capital up to certain limits. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated loan, and the portion of the trust preferred securities not includable in Tier I capital.

At both March 31, 2003 and December 31, 2002, the holding company was considered “well capitalized” under capital guidelines for bank holding companies set by the Federal Reserve.

In addition, at both March 31, 2003 and December 31, 2002, the Bank was considered “well capitalized” under regulatory capital guidelines.

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$218,603	10.54%	>$165,880	>8.00%	>$207,350	>10.00%
Cole Taylor Bank	217,109	10.50	>165,387	>8.00	>206,734	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	182,563	8.80	> 82,940	>4.00	>124,410	>6.00
Cole Taylor Bank	191,146	9.25	> 82,694	>4.00	>124,040	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	182,563	7.30	>100,100	>4.00	>125,125	>5.00
Cole Taylor Bank	191,146	7.66	> 99,849	>4.00	>124,811	>5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.63%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>160,547	>8.00	>200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	>80,545	>4.00	>120,817	>6.00
Cole Taylor Bank	184,984	9.22	>80,273	>4.00	>120,410	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	>98,625	>4.00	>123,281	>5.00
Cole Taylor Bank	184,984	7.52	>98,406	>4.00	>123,008	>5.00

On April 1, 2003, we announced preferred stock dividends of $0.5625 per share, totaling $861,000, to stockholders of record as of March 20, 2003 and common stock dividends of $0.06 per share, totaling $566,000, to stockholders of record as of March 28, 2003.

The covenants in our senior notes payable agreement restrict the amount of dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. Beginning with the 2003 calendar year, the Company is restricted from paying annual cash dividends to shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Company in excess of 60% of that year’s annual net income. As of March 31, 2003, the Company is in compliance with these covenants. In addition to covenants contained in our senior notes payable agreements, the Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of March 31, 2003, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $27.8 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

LIQUIDITY

During the first three months of 2003, earning asset growth resulted from increased investment securities and commercial loans. We purchased $81.4 million of available-for-sale investment securities, mostly mortgage-backed securities, to increase interest-earning assets and offset compression in the net interest margin. Funding for the securities was obtained from repayments of the investment portfolio and wholesale funding sources. Our short-term borrowings increased $40.4 million from December 31, 2002 to March 31, 2003 in part to fund a portion of the investment security purchases. Declines in customer deposits, primarily noninterest-bearing deposits and money market balances, were partly offset by increases in brokered certificates of deposits as well as public funds. During the three months ended March 31, 2003, cash inflows from operating activities exceeded cash outflows.

At the holding company level, we maintained the same level of borrowings at March 31, 2003 as we had outstanding at December 31, 2002. In addition to these borrowings, we have an $11.5 million revolving credit facility, which has not yet been drawn upon.

We utilize wholesale sources to augment our funding. We manage the liquidity risk associated with wholesale funding by using predominantly longer term products. We maintain borrowing lines at both the Bank and holding company level to meet our expected commitments.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit, financial guarantees and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At March 31, 2003, we had $835.0 million of commitments to extend credit and $69.4 million of financial and performance standby letters of credit. In comparison, at December 31, 2002, we had $841.2 million of commitments to extend credit and $58.0 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2003, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management.

During the first quarter of 2003, we entered into interest rate exchange contracts with notional amounts totaling $75.0 million. These swaps were designated to hedge the fair values of certain brokered certificates of deposits and the cash flows on variable rate commercial loans.

Under the terms of the swaps relating to the brokered certificates of deposit, we receive a fixed interest rate over the term of the agreement and pay a variable interest rate based upon LIBOR. The swaps are callable by the counterparty and the brokered certificates are callable at our option. These swaps, which are accounted for as fair value hedges, satisfied the criteria to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged liability, resulting in no volatility in earnings.

Under the terms of the swaps relating to the cash flows from certain variable rate commercial loans, we receive a fixed interest rate and pay a floating rate based upon the prime lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective in hedging the variability of cash flows on prime-based loans due to movements in the prime lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. We will review the hedging relationship periodically for effectiveness. Any portion of the hedging relationship that is determined to be ineffective will be charged to earnings. However, we expect any ineffective portion of the hedge to be immaterial.

During April 2003, we entered into an additional $50 million notional amount interest rate exchange agreement that was also designated as a cash flow hedge of variable rate commercial loans.

We also have contractual obligations under operating leases for certain of our banking facilities. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of office and operational space in Rosemont, Illinois, a suburb of Chicago. We expect to begin to occupy the facility in October 2003 and the lease expires in August of 2014. Our obligation to make future payments under this operating lease is $534,000 during 2004, $657,000 during 2005, $676,000 during 2006, $697,000 during 2007, and a total of $13.2 million during 2008 through 2014.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is one of the most significant risks affecting us. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. Our objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both a one year planning cycle and a longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as derivative financial instruments.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. At March 31, 2003, our models projecting net interest income in an unchanged rate scenario indicated a decline in our net interest margin. If rates were to remain unchanged, we would expect that our earning asset yields would decline more than our liability rates. In response to the declining margin, earning assets were increased through additional investment security purchases during the first quarter of 2003.

Our simulation modeling indicates that net interest income would also be under stress if rates continued to fall, reflecting an exposure to declining market rates. At March 31, 2003, net interest income at risk for year one in the falling rate scenario was calculated at $4.0 million, or 3.96%, lower than the net interest income in the rates unchanged scenario. This exposure was within the Bank’s policy guidelines of 10%. Conversely, net interest income for year one in the rising rate scenario was calculated to be $3.5 million, or 3.42%, higher than the net interest income in the rates unchanged scenario at March 31, 2003. The direction of our one-year exposure to rising and declining interest rates at March 31, 2003 was essentially consistent with our exposure at December 31, 2002. However, the security purchases and interest rate exchange contracts acquired in the first quarter of 2003 increased our exposure to rising rates in the time horizons extending beyond one year.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income in year one under various interest rate scenarios at March 31, 2003 and December 31, 2002:

	Change in Future Net Interest Income
	At March 31, 2003		At December 31, 2002
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$3,501	3.42%	$2,670	2.61%
-100 basis points over one year	(4,048)	(3.96)%	(4,668)	(4.56)%

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. We do not expect that the adoption of this Interpretation will have any impact on our consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

QUARTERLY FINANCIAL INFORMATION

The following table sets forth unaudited financial data regarding our operations for the last eight quarters. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2003 Quarter Ended	2002 Quarter Ended				2001 Quarter Ended
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
	(dollars in thousands)
Interest income	$34,787	$35,942	$37,184	$36,775	$36,114	$37,571	$40,836	$43,665
Interest expense	10,608	10,957	11,183	11,186	11,354	13,311	18,044	21,189

Net interest income	24,179	24,985	26,001	25,589	24,760	24,260	22,792	22,476
Provision for loan losses	2,300	2,475	2,475	2,475	2,475	3,000	2,450	2,175
Noninterest income	4,535	4,526	5,077	5,368	4,932	5,361	5,478	6,183
Securities gains, net	—	—	2,068	—	8	22	70	2,241
Litigation settlement charge	—	—	(2,609)	64,509	—	—	—	—
Noninterest expense	18,450	21,022	20,637	20,794	18,801	20,795	20,182	19,100

Income (loss) before income taxes	7,964	6,014	12,643	(56,821)	8,424	5,848	5,708	9,625
Income taxes	2,839	2,099	3,754	2,651	3,171	1,919	2,077	2,935

Net income (loss)	$5,125	$3,915	$8,889	$(59,472)	$5,253	$3,929	$3,631	$6,690

Earnings (loss) per common share:
Basic	$0.45	$0.35	$1.18	$(8.82)	$0.64	$0.45	$0.40	$0.85
Diluted	0.45	0.35	1.17	(8.82)	0.64	0.45	0.40	0.84

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if historically low interest rates continue or if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; the effectiveness of our hedging transactions and their impact on our future results of operations; the possible difficulties or unforeseen costs of relocating and consolidating our administrative and operational functions; the risks associated with implementing our business strategy and

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

managing our growth effectively; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2002 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rule 13a-14(c) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, within the 90 days prior to the filing of this quarterly report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Subsequent to the date of our evaluation, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

TAYLOR CAPITAL GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to litigation arising in the normal course of business. As of the date of this quarterly report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On October 21, 2002, we completed an initial public offering of common stock, $0.01 par value, and trust preferred securities. These securities were registered under our Registration Statements on Form S-1 (Reg. Nos. 333-89158, 333-89158-01, and 333-100560-01). The concurrent offerings were underwritten by Keefe, Bruyette & Woods, Inc. and Stifel, Nicolaus & Company Incorporated. Under the common stock offering, we registered 3,112,500 shares for sale, which included an over-allotment option granted to our underwriters to purchase up to 337,500 additional common shares and 525,000 shares that were sold by existing stockholders. We did not receive any of the proceeds from the shares sold by existing stockholders. All the common shares were sold at an initial public offering price of $16.50 per share, resulting in an aggregate gross offering amount of $51.4 million. Under the concurrent trust preferred securities offering TAYC Capital Trust I, a Delaware statutory trust we formed to issue the trust preferred securities, issued 1,800,000 securities, with a liquidation amount per security of $25, of 9.75% preferred securities, resulting in an aggregated gross offering amount of $45.0 million. We paid underwriting discounts of $3.0 million on the common share offerings and $1.8 million on the trust preferred securities offering. Other offering expenses totaled $2.6 million. After deducting offering expenses, underwriting discounts, and proceeds due to the selling stockholders, we received $80.3 million of net proceeds from the offerings. On October 21, 2002, we used $61.9 million of the net proceeds to fully satisfy our obligation under agreements to settle outstanding litigation against us. On November 27, 2002, we used $17.0 million of the net proceeds to restructure our notes payable and reduce our existing indebtedness. The remaining $1.4 million was placed in short-term investments and has since been used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 5. Other Information

None

TAYLOR CAPITAL GROUP, INC.

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

10.68	Taylor Capital Group, Inc. Incentive Bonus Plan—Long Term Incentive Plan.

10.69	Form of Amended and Restated Executive Level Change in Control Severance Agreement.

10.70	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan.

10.71	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the first quarter of 2003.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: May 14, 2003	/s/ J. CHRISTOPHER ALSTRIN
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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ J. CHRISTOPHER ALSTRIN
J. Christopher Alstrin Chief Financial Officer