Form 10-Q
period 2003-06-30
TAYLOR CAPITAL GROUP INC
filed 2003-08-07
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At August 1, 2003, there were 9,453,226 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	$86,723	$65,858
Short-term investments	5,355	7,051
Federal funds sold	78,500	20,000

Total cash and cash equivalents	170,578	92,909
Investment securities:
Available-for-sale, at fair value	496,341	500,781
Held-to-maturity, at amortized cost (fair value of $878 and $884 at June 30, 2003 and December 31, 2002, respectively)	825	825
Loans, net of allowance for loan losses of $36,157 and $34,073 at June 30, 2003 and December 31, 2002, respectively	1,869,705	1,845,401
Premises, leasehold improvements and equipment, net	20,010	19,090
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,813	10,958
Other real estate and repossessed assets, net	1,582	625
Goodwill, net of amortization of $11,696 at June 30, 2003 and December 31, 2002	23,354	23,354
Other intangible assets, net of amortization of $893 and $700 at June 30, 2003 and December 31, 2002, respectively	245	438
Other assets	45,113	41,080

Total assets	$2,639,566	$2,535,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$412,957	$400,650
Interest-bearing	1,633,619	1,563,099

Total deposits	2,046,576	1,963,749
Short-term borrowings	226,634	215,360
Accrued interest, taxes and other liabilities	35,339	32,115
Notes payable and FHLB advances	110,500	110,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	45,000

Total liabilities	2,464,049	2,366,724

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,773,013 and 9,733,667 shares issued at June 30, 2003 and December 31, 2002, respectively; 9,450,006 and 9,410,660 shares outstanding at June 30, 2003 and December 31, 2002, respectively	98	97
Surplus	142,833	142,008
Unearned compensation—stock grants	(1,054)	(1,088)
Retained deficit	(7,331)	(15,140)
Accumulated other comprehensive income	9,778	11,667
Treasury stock, at cost, 323,007 shares at June 30, 2003 and December 31, 2002	(7,057)	(7,057)

Total stockholders’ equity	175,517	168,737

Total liabilities and stockholders’ equity	$2,639,566	$2,535,461

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$28,596	$29,620	$56,924	$58,757
Interest and dividends on investment securities:
Taxable	5,574	6,362	11,356	12,485
Tax-exempt	586	703	1,183	1,463
Interest on cash equivalents	117	90	197	184

Total interest income	34,873	36,775	69,660	72,889

Interest expense:
Deposits	7,472	8,978	15,080	18,155
Short-term borrowings	673	914	1,262	1,868
Notes payable and FHLB advances	1,123	1,294	2,324	2,517
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	1,299	—	2,509	—

Total interest expense	10,567	11,186	21,175	22,540

Net interest income	24,306	25,589	48,485	50,349
Provision for loan losses	1,533	2,475	3,833	4,950

Net interest income after provision for loan losses	22,773	23,114	44,652	45,399

Noninterest income:
Service charges	3,135	3,109	6,283	6,046
Trust and investment management fees	1,120	1,279	2,183	2,810
Gain on sale of investment securities, net	—	—	—	8
Other noninterest income	722	980	1,046	1,444

Total noninterest income	4,977	5,368	9,512	10,308

Noninterest expense:
Salaries and employee benefits	10,598	12,266	21,437	22,971
Occupancy of premises	1,773	1,502	3,356	3,167
Furniture and equipment	765	888	1,572	1,865
Legal fees, net	739	1,126	(277)	1,846
Advertising and public relations	752	428	2,082	885
Corporate insurance	728	304	1,561	548
Computer processing	515	601	1,013	1,154
Other intangible assets amortization	97	66	193	132
Litigation settlement charge	—	64,509	—	64,509
Other noninterest expense	3,256	3,613	6,736	7,027

Total noninterest expense	19,223	85,303	37,673	104,104

Income (loss) before income taxes	8,527	(56,821)	16,491	(48,397)
Income taxes	2,988	2,651	5,827	5,822

Net income (loss)	$5,539	$(59,472)	$10,664	$(54,219)

Preferred dividend requirements	(861)	(861)	(1,721)	(1,721)

Net income (loss) applicable to common stockholders	$4,678	$(60,333)	$8,943	$(55,940)

Basic earnings (loss) per common share	$0.50	$(8.82)	$0.95	$(8.18)
Diluted earnings (loss) per common share	0.49	(8.82)	0.94	(8.18)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation— Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	271	(271)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	245	—	—	—	245
Exercise of stock options	—	1	621	—	—	—	—	622
Tax benefit on stock options exercised and stock awards	—	—	62	—	—	—	—	62
Comprehensive income:
Net income	—	—	—	—	10,664	—	—	10,664
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(2,905)	—	(2,905)
Net unrealized gain (loss) from cash flow hedging instruments	—	—	—	—	—	1,016	—	1,016

Total comprehensive income								8,775

Dividends:
Preferred—$1.125 per share	—	—	—	—	(1,721)	—	—	(1,721)
Common—$0.12 per share	—	—	—	—	(1,134)	—	—	(1,134)

Balance at June 30, 2003	$38,250	$98	$142,833	$(1,054)	$(7,331)	$9,778	$(7,057)	$175,517

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of stock grants	—	—	450	(450)	—	—	—	—
Forfeiture of stock grants	—	—	(57)	13	—	—	—	(44)
Amortization of stock grants	—	—	—	229	—	—	—	229
Exercise of stock options	—	—	260	—	—	—	—	260
Tax benefit on stock options exercised and stock awards	—	—	20	—	—	—	—	20
Purchase of treasury stock	—	—	—	—	—	—	(968)	(968)
Comprehensive income:
Net loss	—	—	—	—	(54,219)	—	—	(54,219)
Change in unrealized gain on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	4,630	—	4,630

Total comprehensive loss								(49,589)

Dividends:
Preferred—$1.125 per share	—	—	—	—	(1,721)	—	—	(1,721)
Common—$0.12 per share	—	—	—	—	(819)	—	—	(819)

Balance at June 30, 2002	$38,250	$71	$102,926	$(863)	$(25,248)	$9,456	$(6,308)	$118,284

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$10,664	$(54,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued litigation settlement charge	—	64,509
Investment securities gains, net	—	(8)
Amortization of premiums and discounts, net	381	336
Deferred loan fee amortization	(985)	(999)
Provision for loan losses	3,833	4,950
Loss on sales of loans originated for sale	—	14
Proceeds from sales of loans originated for sale	—	258
Depreciation and amortization	1,853	1,770
Amortization of intangible assets	193	132
Deferred income taxes	(3,244)	(560)
(Gain) loss on sales of other real estate	(12)	3
Gain on sale of credit card loans	(140)	—
Other, net	(104)	(395)
Changes in other assets and liabilities:
Accrued interest receivable	19	(484)
Other assets	1,259	1,780
Accrued interest, taxes and other liabilities	3,222	(3,143)

Net cash provided by operating activities	16,939	13,944

Cash flows from investing activities:
Purchases of available-for-sale securities	(133,164)	(57,624)
Proceeds from principal payments and maturities of available-for-sale securities	132,754	41,952
Proceeds from sales of available-for-sale securities	—	9,975
Net increase in loans	(28,289)	(62,462)
Net additions to premises, leasehold improvements and equipment	(2,773)	(1,084)
Proceeds from sales of other real estate	332	381

Net cash used in investing activities	(31,140)	(68,862)

Cash flows from financing activities:
Net increase in deposits	82,827	67,410
Net increase (decrease) in short-term borrowings	11,274	(20,146)
Proceeds from notes payable and FHLB advances	15,000	28,200
Repayments of notes payable and FHLB advances	(15,000)	(12,000)
Proceeds from exercise of employee stock options	622	260
Purchase of treasury stock	—	(968)
Dividends paid	(2,853)	(2,540)

Net cash provided by financing activities	91,870	60,216

Net increase in cash and cash equivalents	77,669	5,298
Cash and cash equivalents, beginning of period	92,909	88,248

Cash and cash equivalents, end of period	$170,578	$93,546

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(unaudited) (Continued)

(in thousands)

	For the Six Months Ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,998	$23,895
Income taxes	504	5,306

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of tax	$(1,889)	$4,630
Tax benefit associated with exercise of common stock options and stock grants	62	20

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These financial statements contain unaudited information as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited financial statements and the related notes. The income statement data for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$151,900	$6,014	$—	$157,914
Collateralized mortgage obligations	143,430	2,071	(110)	145,391
Mortgage-backed securities	138,284	2,529	—	140,813
State and municipal obligations	49,248	3,011	(36)	52,223

Total available-for-sale	482,862	13,625	(146)	496,341

Held-to-maturity:
Other debt securities	825	53	—	878

Total held-to-maturity	825	53	—	878

Total	$483,687	$13,678	$(146)	$497,219

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,143	$5,583	$—	$157,726
Collateralized mortgage obligations	227,207	7,175	—	234,382
Mortgage-backed securities	51,944	3,256	—	55,200
State and municipal obligations	51,539	1,989	(55)	53,473

Total available-for-sale	482,833	18,003	(55)	500,781

Held-to-maturity:
Other debt securities	825	59	—	884

Total held-to-maturity	825	59	—	884

Total	$483,658	$18,062	$(55)	$501,665

There were no gains or losses realized on the sale of available-for-sale investment securities during the six months ended June 30, 2003. During the six month period ended June 30, 2002, gross gains totaling $8,000 were realized on the sale of available-for-sale investment securities, while no losses were realized.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”), and Federal Reserve Bank stock of $11.8 million and $11.0 million at June 30, 2003 and December 31, 2002, respectively. These investments are required for membership and are carried at cost.

3. Loans:

Loans classified by type at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	Dec. 31, 2002
	(in thousands)
Commercial and industrial	$568,546	$586,885
Commercial real estate	590,270	484,015
Real estate-construction	312,691	317,739
Residential real estate mortgages	108,883	117,652
Home equity loans and lines of credit	296,949	336,727
Consumer	27,896	34,572
Other loans	1,056	2,412

Gross loans	1,906,291	1,880,002
Less: Unearned discount	(429)	(528)

Total loans	1,905,862	1,879,474
Less: Allowance for loan losses	(36,157)	(34,073)

Loans, net	$1,869,705	$1,845,401

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Nonaccrual and impaired loans at June 30, 2003 were $14.0 million and $21.1 million, respectively, as compared to $12.1 million and $16.9 million at December 31, 2002, respectively.

4. Goodwill and Intangible Assets

As of June 30, 2003, the Company had $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which as of January 1, 2002 was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2003, and no impairment charge was determined to be necessary. Goodwill will continue to be tested annually for impairment, and if at any time impairment exists, an impairment loss will be recorded. No additions, disposals, or impairment charges were recorded to goodwill during the first six months of 2003.

At June 30, 2003, the Company also had $245,000 of other intangible assets that relate to the purchase of lines of trust business. The gross carrying amount totaled $1.1 million as of June 30, 2003 with accumulated amortization of $893,000. Amortization expense for these intangible assets was $193,000 during the first six months of 2003. The estimated amortization expense for these assets is expected to be $178,000 for the period of July 1, 2003 to December 31, 2003 and $13,000 annually for the years ended December 31, 2004, 2005, 2006, and 2007.

5. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	Dec. 31, 2002
	(in thousands)
NOW accounts	$138,946	$137,705
Savings accounts	90,736	88,000
Money market deposits	421,759	463,761
Certificates of deposit	592,136	550,172
Public time deposits	68,793	73,818
Brokered certificates of deposit	321,249	249,643

Total	$1,633,619	$1,563,099

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	Dec. 31, 2002
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt—interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at June 30, 2003 and December 31, 2002 were 4.03% and 4.17%, respectively; matures on November 27, 2009	$10,000	$10,000

Term Loan—interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both June 30, 2003 and December 31, 2002; matures on November 27, 2009	500	500

Revolving Credit Facility—$11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2003	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance—4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance—4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance—4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance—3.94%, due November 23, 2004	10,000	10,000
FHLB advance—1.50%, due January 29, 2004	15,000	—
FHLB advance—2.66%, due January 29, 2003	—	15,000

Total FHLB advances	100,000	100,000

Total notes payable and FHLB advances	$110,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of June 30, 2003, the Company is in compliance with these covenants.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(dollars in thousands)
For the Six Months Ended June 30, 2003:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$(4,469)	$1,564	$(2,905)
Net unrealized gain from cash flow hedging instruments	1,563	(547)	1,016

Other comprehensive loss, net of tax	$(2,906)	$1,017	$(1,889)

For the Six Months Ended June 30, 2002:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$7,130	$(2,495)	$4,635
Less: reclassification adjustment for gains included in net income	(8)	3	(5)

Other comprehensive income, net of tax	$7,122	$(2,492)	$4,630

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

Stock options outstanding to purchase 126,210 and 513,480 common shares for the quarterly and year-to-date periods ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
Net income (loss)	$5,539	$(59,472)	$10,664	$(54,219)
Less preferred dividend requirements	(861)	(861)	(1,721)	(1,721)

Net income (loss) available to common stockholders	$4,678	$(60,333)	$8,943	$(55,940)

Weighted average common shares outstanding	9,444,997	6,842,081	9,436,209	6,838,856
Dilutive effect of stock options	66,167	—	49,001	—

Diluted weighted average common shares outstanding	9,511,164	6,842,081	9,485,210	6,838,856

Basic earnings (loss) per common share	$0.50	$(8.82)	$0.95	$(8.18)
Diluted earnings (loss) per common share	0.49	(8.82)	0.94	(8.18)

9. Stock-based Compensation

The Company accounts for the stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. For the restricted stock program, the Company uses the fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant. In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123”, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousand, except per share amounts)	2003	2002	2003	2002
Net income (loss) as reported	$5,539	$(59,472)	$10,664	$(54,219)
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	88	69	148	142
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(193)	(188)	(443)	(408)

Pro forma net income (loss)	$5,434	$(59,591)	$10,369	$(54,485)

Basic earnings (loss) per common share
As reported	$0.50	$(8.82)	$0.95	$(8.18)
Pro forma	0.48	(8.84)	0.92	(8.22)
Diluted earnings (loss) per common share
As reported	$0.49	$(8.82)	$0.94	$(8.18)
Pro forma	0.48	(8.84)	0.91	(8.22)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Derivative Financial Instruments

The Company uses derivative financial instruments to assist in interest rate risk management. At both June 30, 2003 and December 31, 2002, the only derivative financial instruments outstanding were interest rate exchange agreements.

The following table sets forth the activity in the notional amounts of derivative financial instruments during the first six months of 2003.

(in thousands)	Fair Value Hedge	Cash Flow Hedge	Total
Balance at 12/31/02	$25,000	$—	$25,000
Additions	25,000	100,000	125,000
Terminations	—	—	—
Maturities	—	—	—

Balance at 6/30/03	$50,000	$100,000	$150,000

Fair value at 6/30/03	$460	$1,563	$2,023

Below is summary information regarding the derivative financial instruments outstanding at June 30, 2003.

	Notional Amount (in thousands)	Weighted Averages			Hedged Item
		Receive Rate	Pay Rate	Life in Years
Fair Value Hedge	$50,000	3.06%	1.15%	5.4	Brokered certificates of deposits
Cash Flow Hedge	100,000	5.64%	4.00%	3.7	Variable rate commercial loans

Total	$150,000	4.78%	3.05%	4.3

In the fair value hedges, the Company receives a fixed rate and pays a variable rate based upon LIBOR to hedge changes in the fair value of $50.0 million of brokered certificates of deposit. In the cash flow hedges, the Company receives a fixed rate and pays a variable rate based upon the prime lending rate to hedge the variability of interest cash flows on $100.0 million of variable rate commercial loans.

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

OVERVIEW

We recorded net income for the second quarter of 2003 of $5.5 million, or $0.49 per diluted common share, compared to a net loss of $59.5 million for the second quarter of 2002, or a loss of $8.82 per common share. The net loss for the second quarter of 2002 was caused by a $64.5 million charge to settle litigation concerning our 1997 acquisition of the Bank. Excluding the litigation settlement charge in 2002, net income in the second quarter of 2003 would have increased by $502,000, or 10.0%, as compared to second quarter 2002 pro forma net income of $5.0 million.

For the first six months of 2003, net income was $10.7 million, or $0.94 per diluted common share, compared to a net loss of $54.2 million, or $8.18 per common share, during the same six-month period in 2002. Excluding the $64.5 million litigation settlement charge in 2002, the year-to-date 2003 net income would have increased by $374,000, or 3.6%, as compared to 2002 pro forma net income of $10.3 million.

For both the quarterly and year-to-date periods, net income, exclusive of the litigation settlement charge, was higher than the comparable period in 2002. Lower noninterest expense, which included a nonrecurring reimbursement of legal fees, and a lower provision for loan losses contributed to the higher level of net income in 2003. The effect of these items was partially offset by lower net interest income and noninterest income. The decline in diluted earnings per share during both the quarterly and year-to-date comparisons was a result of an increase in the number of common shares outstanding. In October 2002, we issued 2,587,500 additional shares in our initial public offering.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Management uses certain non-GAAP financial measures and ratios to evaluate the Company’s performance. Specifically, management reviews net income and the related earnings per share amounts excluding the $64.5 million litigation settlement charge. We believe that excluding this non-recurring charge from both net income and earnings per share presents a more suitable comparison of our period-to-period results because of the extraordinary nature of the litigation that led to the settlement charge and the likelihood that such events will not reoccur. The following table reconciles net income as reported under generally accepted accounting principles, or GAAP, on the consolidated statements of income to the non-GAAP pro forma net income.

	For the quarter ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net income (loss)—as stated	$5,539	$(59,472)	$10,664	$(54,219)
Add back:
Litigation settlement charge	—	64,509	—	64,509

Pro forma net income	$5,539	$5,037	$10,664	$10,290

Earnings (loss) per common share:
Basic—as stated	$0.50	$(8.82)	$0.95	$(8.18)
Diluted—as stated	0.49	(8.82)	0.94	(8.18)
Basic—pro forma	$0.50	$0.61	$0.95	$1.25
Diluted—pro forma	0.49	0.61	0.94	1.25

Total assets were $2.64 billion at June 30, 2003, an increase of $104.1 million, or 4.1%, over total assets at December 31, 2002. At June 30, 2003, total loans were $1.91 billion, an increase of $26.4 million, or 1.4%, as compared to December 31, 2002. Total deposits were $2.05 billion at June 30, 2003, an increase of $82.8 million, or 4.2%, from the $1.96 billion of deposits at year-end 2002. Stockholders’ equity was $175.5 million at June 30, 2003 compared to $168.7 million at December 31, 2002.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2003 as Compared to the Three Months Ended June 30, 2002. Net interest income was $24.3 million during the second quarter of 2003 compared to $25.6 million during the same quarter in 2002, a decrease of $1.3 million or 5.0%. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2003 was $24.7 million as compared to $26.0 million during the same quarter a year ago, a decrease of $1.4 million, or 5.2%. Despite an increase in average interest-earning assets, our net interest income has declined because of a decline in our net interest margin.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 4.00% during the second quarter of 2003 compared to 4.53% during the same quarter in 2002. The continued low interest rate environment has had a negative impact on our net interest margin and therefore, net interest income. The low interest rates have caused the yield on our interest-earning assets to decline as we reinvest cash flows from loan and securities repayments at lower interest rates. The yield on interest-earning assets declined 76 basis points from 6.48% during the second quarter of 2002 to 5.72% during the second quarter of 2003. While the yield on our interest-earning assets has continued to decline, the cost of our interest-bearing liabilities has not declined as much. We believe this has occurred because many of our interest-bearing liability rates may have already reached their lowest likely levels based on current market-rate pricing. The cost of interest-bearing liabilities declined 31 basis points from 2.41% during the second quarter of 2002 to 2.10% during the second quarter of 2003. In addition, the $45.0 million of 9.75% junior subordinated debentures that we issued in October 2002 caused the tax equivalent net interest margin to decline approximately 21 basis points.

The larger decline in the earning asset yield as compared to the cost of interest-bearing liabilities, also caused the tax equivalent net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, to decrease. The tax equivalent net interest spread was 3.62% in the second quarter of 2003 as compared to 4.07% during the same quarter in 2002.

Average interest-earning assets grew for the second quarter of 2003 as compared to the same quarter in 2002. Average interest-earning assets were $2.47 billion during the second quarter of 2003 compared to $2.30 billion during the same quarter in 2002, an increase of $167.7 million, or 7.3%. A $141.7 million, or 8.0% increase in average loan balances produced most of the growth in average interest-earning assets. Average loan balances were $1.91 billion during the second quarter of 2003 compared to $1.77 billion during the same quarter in 2002. Higher average commercial and commercial real estate loans produced most of the loan growth, as these average loan balances grew $185.5 million, or 14.6%, to $1.46 billion in the second quarter of 2003 as compared to $1.27 billion in the same quarter in 2002. While average balances have increased, the yield on the loan portfolio has continued to decline. The yield on loans declined 71 basis points between the two quarterly periods to 6.00% during the second quarter of 2003 as compared to 6.71% during the same quarter a year ago. Most of the asset growth was funded with interest-bearing deposit balances, with time deposit balances accounting for most of the increase. Time deposit balances increased to $950.9 million during the second quarter of 2003

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to $782.3 million during the second quarter in 2002, with higher average brokered certificates of deposit producing most of the increase.

Six Months Ended June 30, 2003 as Compared to the Six Months Ended June 30, 2002. Net interest income was $48.5 million during the first half of 2003 compared to $50.3 million during the same period in 2002, a decrease of $1.9 million or 3.7%. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2003 was $49.2 million as compared to $51.3 million during the same period in 2002, a decrease of $2.0 million, or 4.0%. As with the quarterly comparison, net interest income declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The tax equivalent net interest margin was 4.07% during the first half of 2003 compared to 4.50% during the same six month period in 2002. As with the quarterly comparison, the continued low interest rate environment has negatively impacted our net interest margin. Our interest-earning asset yield declined 67 basis points to 5.81% during the first six months of 2003 from 6.48% during the same period in 2002. However, the cost of interest-bearing liabilities declined only 30 basis points from 2.45% during the first six months of 2002 to 2.15% during the first six months of 2003. The $45.0 million of 9.75% junior subordinated debentures caused approximately 20 basis points of the decline in the net interest margin. The tax equivalent net interest spread was 3.66% during the year-to-date 2003 period as compared to 4.03% during the same period in 2002.

Average interest-earning assets during the first six months of 2003 totaled $2.44 billion, an increase of $146.3 million, or 6.4%, as compared to average interest-earning assets of $2.29 billion during the same six month period in 2002. The growth in the loan portfolio accounted for most of the increase in average interest earning assets. Average loan balances were $1.90 billion during the first half of 2003 compared to $1.77 billion during the same period in 2002. As with the quarterly comparison, higher average commercial and commercial real estate loans produced most of the loan growth. These average loan balances grew by 12.5%, or $157.9 million to $1.42 billion in the first six months of 2003 as compared to the same period in 2002. The yield on loans declined 66 basis points between the two six month periods to 6.06% during 2003 as compared to 6.72% during the first half of 2002. The asset growth was funded with interest-bearing deposit balances, with time deposit balances accounting for most of the increase. Average time deposit balances increased to $928.8 million during the first six months of 2003 compared to $751.1 million during the same period in 2002. Higher average brokered certificates of deposit produced most of the increase.

On June 25, 2003, the Federal Reserve Bank lowered the federal funds target rate by 25 basis points. Shortly thereafter, we lowered our internal prime rate that is the index for a large portion of our loan portfolio. The decline in our prime rate and the continuing low interest rate environment is expected to have a negative impact on our net interest margin and, therefore, our net interest income. We expect this low interest rate environment to place continued downward pressure on our earning assets yields, with only modest relief in our cost of funding. See the section captioned “Quantitative and Qualitative Disclosure about Market Risks” for further discussion on the impact of interest rates.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the table contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the consolidated statements of income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net interest income as stated	$24,306	$25,589	$48,485	$50,349
Tax equivalent adjustment-investments	321	388	647	808
Tax equivalent adjustment-loans	44	48	88	96

Tax equivalent net interest income	$24,671	$26,025	$49,220	$51,253

Yield on earning assets without tax adjustment	5.66%	6.40%	5.75%	6.40%
Yield on earning assets—tax equivalent	5.72%	6.48%	5.81%	6.48%

Net interest margin without tax adjustment	3.94%	4.45%	4.00%	4.42%
Net interest margin—tax equivalent	4.00%	4.53%	4.07%	4.50%

Net interest spread—without tax adjustment	3.56%	3.99%	3.60%	3.95%
Net interest spread—tax equivalent	3.62%	4.07%	3.66%	4.03%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Three Months Ended June 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$466,505	$5,574	4.78%	$451,572	$6,362	5.64%
Tax-exempt (tax equivalent) (2)	49,957	907	7.26	58,207	1,091	7.50

Total investment securities	516,462	6,481	5.02	509,779	7,453	5.85

Cash Equivalents	39,770	117	1.16	20,515	90	1.73

Loans (2) (3):
Commercial and commercial real estate	1,456,626	21,747	5.91	1,271,150	21,074	6.56
Residential real estate mortgages	113,223	1,666	5.89	140,832	2,516	7.15
Home equity and consumer	343,691	4,334	5.06	359,833	5,243	5.84
Fees on loans		893			835

Net loans (tax equivalent) (2)	1,913,540	28,640	6.00	1,771,815	29,668	6.71

Total interest-earning assets (2)	2,469,772	35,238	5.72	2,302,109	37,211	6.48

Allowance for loan losses	(35,926)			(33,255)

NON-EARNING ASSETS:

Cash and due from banks	59,728			58,297
Accrued interest and other assets	99,999			93,929

TOTAL ASSETS	$2,593,573			$2,421,080

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$560,450	1,309	0.94	$624,560	2,329	1.50
Savings deposits	91,598	92	0.40	90,148	203	0.90
Time deposits	950,890	6,071	2.56	782,310	6,446	3.30

Total interest-bearing deposits	1,602,938	7,472	1.87	1,497,018	8,978	2.41

Short-term borrowings	247,709	673	1.09	233,718	914	1.57
Notes payable and FHLB advances	118,126	1,123	3.76	127,228	1,294	4.02
Trust preferred securities	45,000	1,299	11.54	—	—	—

Total interest-bearing liabilities	2,013,773	10,567	2.10	1,857,964	11,186	2.41

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	368,073			359,051
Accrued interest and other liabilities	39,403			27,381

Total noninterest-bearing liabilities	407,476			386,432

STOCKHOLDERS’ EQUITY	172,324			176,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,593,573			$2,421,080

Net interest income (tax equivalent) (2)		$24,671			$26,025

Net interest spread (tax equivalent) (2) (4)			3.62%			4.07%

Net interest margin (tax equivalent) (2) (5)			4.00%			4.53%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Six Months Ended June 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$456,606	$11,356	4.98%	$443,625	$12,485	5.63%
Tax-exempt (tax equivalent) (2)	50,262	1,830	7.28	59,683	2,271	7.61

Total investment securities	506,868	13,186	5.20	503,308	14,756	5.86

Cash Equivalents	33,361	197	1.17	21,121	184	1.73

Loans (2) (3):
Commercial and commercial real estate	1,424,904	42,597	5.95	1,267,043	41,621	6.53
Residential real estate mortgages	115,044	3,568	6.20	147,095	5,327	7.24
Home equity and consumer	355,805	9,062	5.14	351,082	10,293	5.91
Fees on loans		1,785			1,612

Net loans (tax equivalent) (2)	1,895,753	57,012	6.06	1,765,220	58,853	6.72

Total interest-earning assets (2)	2,435,982	70,395	5.81	2,289,649	73,793	6.48

Allowance for loan losses	(35,439)			(32,558)
NON-EARNING ASSETS:
Cash and due from banks	59,843			58,480
Accrued interest and other assets	99,686			93,719

TOTAL ASSETS	$2,560,072			$2,409,290

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$565,791	2,575	0.92	$649,503	4,862	1.51
Savings deposits	90,687	190	0.42	89,536	400	0.90
Time deposits	928,836	12,315	2.67	751,079	12,893	3.46

Total interest-bearing deposits	1,585,314	15,080	1.92	1,490,118	18,155	2.46

Short-term borrowings	234,266	1,262	1.09	240,698	1,868	1.57
Notes payable and FHLB advances	116,296	2,324	3.97	124,641	2,517	4.02
Trust preferred securities	45,000	2,509	11.15	—	—	—

Total interest-bearing liabilities	1,980,876	21,175	2.15	1,855,457	22,540	2.45

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	371,126			351,010
Accrued interest and other liabilities	37,141			27,471

Total noninterest-bearing liabilities	408,267			378,481

STOCKHOLDERS’ EQUITY	170,929			175,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,560,072			$2,409,290

Net interest income (tax equivalent) (2)		$49,220			$51,253

Net interest spread (tax equivalent) (2) (4)			3.66%			4.03%

Net interest margin (tax equivalent) (2) (5)			4.07%			4.50%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Service charges	$3,135	$3,109	$6,283	$6,046
Trust and investment management fees	1,120	1,279	2,183	2,810
Mortgage-banking activities	(7)	141	(19)	275
Gain on sale of investment securities, net	—	—	—	8
Other noninterest income	729	839	1,065	1,169

Total noninterest income	$4,977	$5,368	$9,512	$10,308

Our noninterest income was $5.0 million during the second quarter of 2003, a $391,000, or 7.3%, decrease from the $5.4 million of noninterest income during the second quarter of 2002. For the first six months of 2003, our noninterest income was $9.5 million, a decrease of $796,000, or 7.7%, from the $10.3 million of noninterest income during the same period in 2002. The decline in both the quarterly and year-to-date periods was primarily due to reduced trust and investment management fees and a decrease in revenue from mortgage-banking activities. In addition, $590,000 of proceeds received in the second quarter of 2002 from key man life insurance policies also contributed to the decline in noninterest income in 2003. These decreases in noninterest income were partly offset by higher service charges. Our noninterest income has been, and will continue to be, impacted by our exit from certain trust lines of business during 2002 and mortgage-banking activities during 2001.

Service charges, principally on deposit accounts, were $3.1 million during the second quarter of 2003, a slight increase from the same quarter a year ago. For the six month period ended June 30, 2003, service charges were $6.3 million, an increase of $237,000, or 3.9%, from the same six month period a year ago. The increases were primarily a result of a continued decline in the earnings credit rate. The earnings credit rate determines the amount of credit attributed to customers for their collected deposit balances. This credit is available to offset account activity service charges incurred. Lower earnings credit rates, other things being equal, therefore mean more activity charges are paid through this service charge category. The average earnings credit rate during the first six months of 2003 was approximately 77 basis points lower than the same period in 2002.

Trust fees and investment management fees declined $159,000, or 12.4%, to $1.1 million during the second quarter of 2003, compared to $1.3 million during the same quarter in 2002. On a year-to-date basis, trust and investment management fees during 2003 of $2.2 million were $627,000, or 22.3%, lower than during the same period a year ago. Trust revenues have declined as a result of our exit from fiduciary personal and employee benefit trust services in late 2002.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

We continue to provide corporate trust, land trust and tax deferred exchange trust services. We also generate fees from our wealth management services, including financial planning, insurance, and asset management services.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Salaries and employee benefits	$10,598	$12,266	$21,437	$22,971
Occupancy of premises	1,773	1,502	3,356	3,167
Furniture and equipment	765	888	1,572	1,865
Holding company legal fees, net	305	580	(1,340)	995
Bank legal fees, net	434	546	1,063	851
Advertising and public relations	752	428	2,082	885
Corporate insurance	728	304	1,561	548
Computer processing	515	601	1,013	1,154
Consulting	183	282	423	520
Other real estate and repossessed asset expense	32	97	136	243
Other intangible amortization	97	66	193	132
Litigation settlement charge	—	64,509	—	64,509
Other noninterest expense	3,041	3,234	6,177	6,264

Total noninterest expense	$19,223	$85,303	$37,673	$104,104

Noninterest expense was $19.2 million during the second quarter of 2003 compared to $85.3 million during the second quarter of 2002. For the first six months of 2003, noninterest expense was $37.7 million, compared to $104.1 million during the same six-month period in 2002.

Salaries and employee benefits expense was $10.6 million during the second quarter of 2003, a decrease of $1.7 million, or 13.6%, from the second quarter in 2002. In the year-to-date periods, salaries and employee benefits expense declined $1.5 million, or 6.7% to $21.4 million during 2003 from $23.0 million during 2002. The decrease in 2003 was primarily due to $1.6 million of severance included during the second quarter of 2002 related to the decision to exit some trust lines of business and other executive level changes at the Bank. Our average number of full-time equivalent employees was 525 during the first six months of 2003 compared to 533 during the same period in 2002. While the average number of full-time equivalent employees did decline as a result of the decisions to exit fiduciary trust and mortgage-banking, we have increased the number of banking professionals in our core business lines and increased staffing levels in some support areas.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Expense relating to occupancy of premises increased during both the second quarter of 2003 and the first six months of 2003 when compared to the same periods in 2002. Occupancy of premises expense was $1.8 million during the second quarter of 2003 compared to $1.5 million in the same quarter in 2002, while year-to-date expense was $3.4 million during 2003 compared to $3.2 million in the same period in 2002. An increase in depreciation expense and repairs and maintenance contributed to the higher level of costs in 2003.

Our plan to consolidate our operational and support staff into a centrally-located corporate center is expected to impact our occupancy expense in the future. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of office space in Rosemont, Illinois, a suburb of Chicago. The lease begins in September 2003 and expires in August of 2014. In connection with the consolidation, we are also evaluating options for disposing of or reducing space at our existing facilities. As a result, in 2003, we expect to report significant nonrecurring costs in connection with a possible lease termination and the abandonment of the related leasehold improvements at our Wheeling facility. These costs are currently estimated to be approximately $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period in which we contractually agree to a payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. No such expense was recorded during the first six months of 2003. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

In addition, we have announced that our Jackson Street banking facility in Chicago will close during the fourth quarter of 2003. The lease on the facility was scheduled to expire during the first quarter of 2004. Customers who use the Jackson facility will be directed to another of our banking facilities located nearby.

Furniture and equipment expense was $765,000 during the second quarter of 2003, a decrease of $123,000 compared to the expense of $888,000 during the same quarter in 2002. For the first six months of 2003, furniture and equipment expense was $1.6 million compared to $1.9 million during the same period in 2002, a decrease of $293,000. Lower depreciation expense produced most of the decrease, as certain technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002.

Holding company legal fees during 2003 consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. During 2002 and prior, holding company legal fees included costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. Holding company legal fees were $305,000 during the second quarter of 2003 compared to $580,000 during the same quarter in 2002. For the year-to-date 2003 period, we reported a net reimbursement of holding company legal fees of $1.3 million compared to an expense of $995,000 during the same period in 2002. Portions of our defense costs related to the litigation, which were recorded as expenses in previous periods, were submitted to insurance carriers for reimbursement. During the first quarter of 2003, we received a $2.1 million reimbursement of such legal costs. No such reimbursements were received in 2002. We do not expect to receive any further reimbursements of holding company legal fees related to the litigation.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Bank legal fees relate to collection activities as well as general corporate and compliance matters. While Bank legal fees declined during the second quarter of 2003 as compared to the second quarter of 2002, the fees during the first six months of 2003 were higher than during the same period in 2002. The higher legal fees in 2003 were primarily caused by legal services provided in connection with our negotiations for the corporate center lease, increased collection activity and regulatory compliance relating to new regulations and new products and services for our core business banking customers.

Advertising and public relations expense increased in both the second quarter and the first six months of 2003 when compared to the same periods in 2002. Advertising and public relations expense for the second quarter was $752,000 compared to $428,000 in second quarter of 2002. Year-to-date advertising and public relations expense was $2.1 million during 2003 compared to $885,000 during the same period in 2002. Our advertising expense increased in 2003 as a result of a new campaign to increase the Bank’s visibility in the business community. This campaign includes television commercials, which began airing in 2003, and print advertising. While the advertising campaign increased advertising and public relations expense significantly during the first half of 2003, we do not currently plan to continue this level of expenditures on television and print advertising during the remainder of 2003. The cost of producing the television commercials was capitalized in 2002 and is being amortized beginning in 2003 over three years, the expected time horizon over which the commercials will be aired. The amortization expense in the second quarter and the first six months of 2003 was approximately $65,000 and $129,000, respectively. At June 30, 2003, the balance of capitalized advertising costs totaled $646,000.

Corporate insurance increased to $728,000 during the second quarter of 2003 compared to $304,000 during the same period in 2002. Corporate insurance expense was $1.6 million during the first six months of 2003 compared to $548,000 during the same period a year ago. The increase was associated with market-driven costs, including those of becoming a publicly-traded company.

In addition to corporate insurance costs, we expect to incur additional noninterest expense in 2003, as compared to 2002, as a result of our becoming a publicly traded company. Specifically, we expect increases in audit fees, filing and printing costs, proxy solicitation costs, and other expenses generally associated with publicly-traded companies.

Reported noninterest expense in the second quarter of 2002 reflects a $64.5 million charge related to our settlement of litigation concerning our 1997 acquisition of the Bank. The amount of the settlement was based, in part, on the anticipated initial public offering price of our common stock, and a charge was recorded in the second quarter of 2002 when we were first able to conclude that the execution of the settlement agreements was probable. This settlement was funded with a portion of the net proceeds from the concurrent offerings of common stock and trust preferred securities completed in October 2002. After completion of the initial public offering in October 2002, we paid $61.9 million in full satisfaction of our settlement agreements, and an adjustment was recorded in the third quarter of 2002 to reduce the previously estimated amount of the litigation settlement charge to $61.9 million.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

We recorded income tax expense of $3.0 million during the second quarter of 2003 and $5.8 million during the first six months of 2003, resulting in an effective income tax rate of 35% during both periods. In comparison, despite the net loss in both the second quarter of 2002 and for the year-to-date 2002 period, we recorded income tax expense of $2.7 million and $5.8 million during the three and six month periods ended June 30, 2002, respectively. No income tax benefit was recorded with respect to the litigation settlement charge.

While we did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge during 2002 (and certain legal defense costs incurred during 2002 and prior years), we plan to deduct a portion of the litigation settlement for 2002 tax return purposes. We have not yet filed our 2002 income tax return. At times, we recognize income tax expense differently for financial reporting purposes than for tax return purposes. We will record the income tax benefit on our financial statements when we determine that it is probable that the position that we take on our tax return will ultimately be sustained by the taxing authorities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Our total assets were $2.64 billion at June 30, 2003 compared to $2.54 billion at year-end 2002. An increase in cash and cash equivalents and higher total loans accounted for most of the growth in total assets. Total loans increased $26.4 million, or 1.4% to $1.91 billion at June 30, 2003, compared to $1.88 billion at December 31, 2002. Total deposits increased to $2.05 billion at June 30, 2003 compared to $1.96 billion at December 31, 2002. Total stockholders’ equity at June 30, 2003 was $175.5 million compared to $168.7 million at December 31, 2002.

For the first six months of 2003, average interest-earning assets increased $146.3 million, or 6.4%, to total $2.44 billion, as compared to $2.29 billion during the same period of 2002. Loan growth was the primary contributor to the higher level of interest-earning assets.

Cash and Cash Equivalents

Period-end cash and cash equivalents increased to $170.6 million at June 30, 2003 compared to $92.9 million at December 31, 2002. Average cash and due from bank balances for the second quarters of 2003 and 2002 and the six-month periods ending June 30, 2003 and 2002 were essentially flat. Cash equivalents, consisting of short-term, interest-bearing investments, increased during 2003 as a result of increased deposit balances, a portion of which were considered short-term.

Interest-Earning Assets

Total investment securities decreased slightly to $497.2 million at June 30, 2003 compared to $501.6 million at year-end 2002. During the first half of 2003, we purchased approximately $133 million of investment securities, primarily mortgage-related securities, reinvesting the repayments we received from our investment portfolio.

Period-end total loan balances increased $26.4 million, or 1.4%, to $1.91 billion at June 30, 2003 compared to $1.88 billion at December 31, 2002. Commercial and industrial and commercial real estate loans increased $82.9 million, or 6.0%, during the first six months of 2003. Our loan portfolios of real estate mortgages and indirectly-originated consumer loans declined as we discontinued the origination of these loans sourced through brokers. The portfolio of loans extended to consumers, whether as a mortgage, line of credit or other purpose, approximated 23% of the total loan portfolio at June 30, 2003 compared to 26% at December 31, 2002.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2003	Dec. 31, 2002
	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$3,498	$6,151
Nonaccrual loans	14,021	12,107
Troubled debt restructurings	1,216	—

Total nonperforming loans	18,735	18,258
Other real estate owned	1,550	602
Other repossessed assets	32	23

Total nonperforming assets	$20,317	$18,883

Nonperforming loans to total loans	0.98%	0.97%
Nonperforming assets to total loans plus repossessed property	1.07%	1.00%
Nonperforming assets to total assets	0.77%	0.74%

The level of nonperforming loans increased to $18.7 million at June 30, 2003, or 0.98% of total loans, from $18.3 million, or 0.97% of total loans, at December 31, 2002. Higher nonaccrual and restructured loans produced the slight increase. The level of nonperforming assets was $20.3 million at June 30, 2003 compared to $18.9 million at December 31, 2002. The increases in nonperforming loans and other real estate owned combined to produce the increase in nonperforming assets.

In addition to the existing nonperforming assets, we continue to monitor closely our $18.1 million of loans to consumers secured by manufactured homes.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Average total loans	$1,913,540	$1,771,815	$1,895,753	$1,765,041

Total loans at end of period	$1,905,862	$1,801,676	$1,905,862	$1,801,676

Allowance for loan losses:
Allowance at beginning of period	$35,697	$32,494	$34,073	$31,118
Total charge-offs	(1,329)	(2,302)	(2,142)	(4,018)
Total recoveries	256	251	393	868

Net charge-offs	(1,073)	(2,051)	(1,749)	(3,150)
Provision for loan losses	1,533	2,475	3,833	4,950

Allowance at end of period	$36,157	$32,918	$36,157	$32,918

Annualized net charge-offs to average total loans	0.22%	0.46%	0.18%	0.36%
Allowance to total loans at end of period	1.90%	1.83%	1.90%	1.83%
Allowance to nonperforming loans	192.99%	214.74%	192.99%	214.74%

Net charge-offs for the second quarter of 2003 were $1.1 million, or 0.22% of average loans, while on a year-to-date basis, net charge-offs in 2003 were $1.7 million, or 0.18% of average loans. In comparison, net charge-offs during the second quarter and the first six months of 2002 were $2.1 million and $3.2 million, respectively, representing 0.46% and 0.36% of average loans, respectively. We believe the lower level of net charge-offs during the first six months of 2003, as compared to 2002 will not be maintained in the third quarter of 2003 and may not be sustainable in future periods. Losses on individually larger commercial loans, which comprise 75% of our total loan portfolio, can be larger in amount and more uneven in timing than consumer loans. Accordingly, net charge-offs in any one quarter are not an indicator of net charge-offs in subsequent quarters.

Our allowance for loan loss increased to $36.2 million at June 30, 2003, or 1.90% of end-of-period loan balances and 192.99% of non-performing loans. At December 31, 2002, the allowance for loan losses was $34.1 million, which represented 1.81% of end-of-period loan balances and 186.62% of non-performing loans. At June 30, 2002, the allowance for loan losses was $32.9 million, which represented 1.83% of end-of-period loan balances and 214.74% of non-performing loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provisions for loan losses in 2003 have been less than the provisions in 2002 during both the second quarter

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

and year-to-date period. The provision was $1.5 million during the second quarter of 2003 compared to $2.5 million during the same quarter in 2002, while during the first six months of 2003, the provision for loan losses was $3.8 million compared to $5.0 million during the same period in 2002. The lower level of both net charge-offs and total loan growth, as well as other factors, resulted in the decrease in the provision for loan losses during the quarter and the six month periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $20.0 million at June 30, 2003 compared to $19.1 million at December 31, 2002. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of operation and office space in Rosemont, Illinois, a suburb of Chicago. We expect to begin transitioning our corporate, operational, and administrative departments to this location in September 2003. The increase in premises, leasehold improvements, and equipment is associated with the leasehold improvements at this new facility.

We are also evaluating options for disposing of or reducing space at our existing facilities and opportunities to down-size certain banking facilities. In the fourth quarter of 2002, we contracted to sell our existing Ashland facility and we plan to build a smaller banking facility near the current Ashland site. In addition, we have announced that our Jackson facility will close during the fourth quarter of 2003. The lease on the Jackson facility was scheduled to expire during the first quarter of 2004. Customers who use the Jackson facility will be directed to another of our banking facilities located nearby. We are also investigating options for reducing space at our Wheeling facility. The options include a possible lease termination and the abandonment of the related leasehold improvements. As a result, in 2003, we expect to report significant nonrecurring costs in connection with a possible lease termination. These costs are currently estimated to be approximately $4.0 million. Lease termination costs and associated leasehold improvements and furniture to be abandoned will be charged to expense in the period in which we contractually agree to a payment to terminate our lease or when we cease to occupy the space, whichever occurs sooner. No such costs have been incurred through June 30, 2003.

Funding Liabilities

Total deposits were $2.05 billion at June 30, 2003, an increase of $82.8 million, or 4.2%, as compared to $1.96 billion at year-end 2002. During the first six months of 2003, noninterest-bearing accounts increased $12.3 million while interest-bearing deposit accounts increased by $70.5 million. Most of the increase in interest-bearing deposits occurred in time deposits as we increased our reliance on brokered and out-of-market certificates of deposits. Brokered CDs increased $71.6 million to $321.2 million at June 30, 2003 from $249.6 million at year-end 2002, while our out-of-market certificates of deposit balances increased $8.4 million to $99.9 million at June 30, 2003. Certificates of deposit from our customers increased $33.6 million during the first six months of 2003 to $492.2 million at June 30, 2003. The growth in local customer certificates of deposit was largely due to a special promotion that ran in the second quarter.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

These increases in time deposits were partly offset by a $42.0 million decline in money market account balances from December 31, 2002 to June 30, 2003. The decline in these balances primarily related to a large-deposit commercial customer.

Average deposit balances for the first six months of 2003 increased $115.3 million, or 6.3%, as compared to the same six month period in 2002. We relied more on brokered certificates of deposits as these average balances increased $141.0 million between the two periods to $293.3 million during 2003. In addition, our out-of-market certificates of deposit average balances increased by $39.0 million between the two periods. A decrease in funding from a large commercial customer, primarily in a money market account, contributed to our increased utilization of wholesale funding. Average money market account balances decreased $81.6 million for the first six months of 2003 to $415.4 million, as compared to the first six months of 2002.

To the extent that core customer deposits are insufficient to meet our funding needs, we typically seek additional funding from other sources, as we did in the first half of 2003. These alternate sources are generally more expensive than our core customer deposits and the increased use of these sources of funds has negatively impacted, and may continue to negatively impact our net interest income. Furthermore, the cost and availability of these funds may be factors in our evaluation of opportunities to grow our loan portfolio.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$371,126	18.97%	—%	$351,010	19.06%	—%
Interest-bearing demand deposits	565,791	28.92	0.92	649,503	35.29	1.51
Savings deposits	90,687	4.64	0.42	89,536	4.86	0.90
Time deposits:
Certificates of deposit	556,266	28.43	2.83	525,727	28.55	3.55
Brokered certificates of deposit	293,288	14.99	2.66	152,250	8.27	3.68
Public Funds	79,282	4.05	1.66	73,102	3.97	2.37

Total time deposits	928,836	47.47	2.67	751,079	40.79	3.46

Total deposits	$1,956,440	100.00%		$1,841,128	100.00%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $11.3 million to $226.6 million at June 30, 2003 as compared to $215.4 million at December 31, 2002, with most of the increase occurring in securities sold under agreements to repurchase which increased by $13.4 million. While period-end, short-term

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

borrowings increased, average balances for the first six months 2003 decreased by $6.4 million to $234.3 million when compared to the same period in 2002.

Our notes payable and FHLB advances consist of our revolving and term debt and the Bank’s FHLB advances. Borrowings from the FHLB totaled $100.0 million at both June 30, 2003 and December 31, 2002. Also, at June 30, 2003 and December 31, 2002, we had borrowings outstanding under our $10.0 million subordinated debt agreement and $500,000 term loan. We have an $11.5 million revolving credit facility that has not yet been drawn upon.

CAPITAL RESOURCES

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. The trust preferred securities also qualify as Tier I capital up to certain limits. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated loan, and the portion of any trust preferred securities not includable in Tier I capital.

At both June 30, 2003 and December 31, 2002, the holding company was considered “well capitalized” under capital guidelines for bank holding companies set by the Federal Reserve.

In addition, at both June 30, 2003 and December 31, 2002, the Bank was considered “well capitalized” under regulatory capital guidelines.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of June 30, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$224,016	10.46%	>$	171,268	>8.00%	>$	214,086	>10.00%
Cole Taylor Bank	225,461	10.56		>170,813	>8.00		>213,517	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	187,139	8.74		>85,634	>4.00		>128,451	>6.00
Cole Taylor Bank	198,654	9.30		>85,407	>4.00		>128,110	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	187,139	7.28		>102,819	>4.00		>128,524	>5.00
Cole Taylor Bank	198,654	7.75		>102,560	>4.00		>128,200	>5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.63%	>$	161,089	>8.00%	>$	201,362	>10.00%
Cole Taylor Bank	210,180	10.47		>160,547	>8.00		>200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82		>80,545	>4.00		>120,817	>6.00
Cole Taylor Bank	184,984	9.22		>80,273	>4.00		>120,410	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21		>98,625	>4.00		>123,281	>5.00
Cole Taylor Bank	184,984	7.52		>98,406	>4.00		>123,008	>5.00

During the first six months of 2003, we declared preferred stock dividends of $1.125 per share, totaling $1.7 million, and common stock dividends of $0.12 per share, totaling $1.1 million.

The covenants in our senior notes payable agreement restrict the amount of dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. Beginning with the 2003 calendar year, the Company is restricted from paying annual cash dividends to shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the Company in excess of 60% of that year’s annual net income. As of June 30, 2003, the Company is in compliance with these covenants.

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of June 30, 2003, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $35.1 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY

From December 31, 2002 to June 30, 2003, our cash and cash equivalent balances increased $77.7 million to $170.6 million. Significant sources of funds included $132.8 million of proceeds from principal repayments and maturities of investment securities, an $82.8 million increase in deposits and $16.9 million in cash provided from operating activities. Uses of funds included the purchase of $133.2 million of investment securities and a net increase in loans of $28.3 million. While commercial loans increased $82.9 million, loans to consumers decreased $56.5 million.

During the first half of 2003, we purchased $133.2 million of available-for-sale investment securities to reinvest the large repayments received from the investment portfolio. The increase in deposits was largely in time deposits, as funding from brokered certificates of deposits increased by $71.6 million, and customer certificates of deposits increased by $42.0 million. These increases were partially offset by a decrease in other interest-bearing deposit balances, primarily money market account balances. We manage the liquidity risk associated with wholesale funding by using predominantly longer term products.

At the holding company level, we maintained the same level of borrowings at June 30, 2003 as we had outstanding at December 31, 2002. We also have an $11.5 million revolving credit facility, which has not yet been drawn upon.

We maintain borrowing lines at both the Bank and holding company level to meet our expected commitments.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit, financial guarantees, and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At June 30, 2003, we had $810.4 million of commitments to extend credit and $75.4 million of financial and performance standby letters of credit. In comparison, at December 31, 2002, we had $841.2 million of commitments to extend credit and $58.0 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

At June 30, 2003, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2003 and the first six months of 2003, we entered into interest rate exchange contracts with notional amounts totaling $50.0 million and $125.0 million, respectively. These swaps were designed to hedge the fair values of certain brokered certificates of deposits and the cash flows on variable rate commercial loans.

Under the terms of the swaps relating to the brokered certificates of deposit, we receive a fixed interest rate over the term of the agreement and pay a variable interest rate based upon LIBOR. The swaps are callable by the counterparty and the brokered certificates are callable at our option. These swaps, which are accounted for as fair value hedges, satisfied the criteria to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume, over the life of the swap and brokered certificates of deposit, that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged liability, resulting in no volatility in earnings.

Under the terms of the swaps relating to the cash flows from certain variable rate commercial loans, we receive a fixed interest rate and pay a floating rate based upon the prime lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. We review the hedging relationship periodically for effectiveness. However, we expect any ineffective portion of the hedge to be immaterial.

We also have contractual obligations under operating leases for certain of our banking facilities. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of office and operational space in Rosemont, Illinois, a suburb of Chicago. We expect to begin to occupy the facility and incurring rent expense in September 2003 and the lease expires in August of 2014. Our obligation to make future payments under this operating lease is $534,000 during 2004, $657,000 during 2005, $676,000 during 2006, $697,000 during 2007, and $13.2 million during 2008 through 2014.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances and rates in effect at the model date. Our most recent modeling reflected the market and portfolio interest rates in effect at June 30, 2003. Therefore, it reflected the 25 basis point decline in our prime rate on June 30, 2003. Net interest income is computed by the model assuming interest rates unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. We model changes in the shape (steepness) of the yield curve, other parallel shifts in the yield, such as a 400 basis point increase in interest rates, and balance sheet growth scenarios.

As predicted by our December 31, 2002 and March 31, 2003 simulations, the net interest margin has declined. Our June 30, 2003 modeling indicates that even if market interest rates were to remain unchanged from June 30, 2003, our earning asset yields would decline more than our liability rates, resulting in a reduced net interest margin.

Our simulation modeling also indicates that net interest income would be under further downward pressure if rates continued to fall, reflecting an exposure to declining market rates. At June 30, 2003, net interest income at risk for year one in the falling rate scenario was calculated at $2.7 million, or 2.74%, lower than the net interest income in the rates unchanged scenario. Conversely, net interest income for year one in the rising rate scenario was calculated to be $4.1 million, or 4.11%, higher than the net interest income in the rates unchanged scenario at June 30, 2003. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at June 30, 2003 was generally consistent with our exposure at December 31, 2002 and March 31, 2003. Growth in prime-based assets during the first six months of 2003, as well as accelerating cash flows, largely offset the impact of the in-the-money cash flow hedges placed in 2003, resulting in an estimated positive impact to net interest income in the rising rate scenario in year one. However, the same cash flow hedges may limit our ability to benefit from rising rates in the time horizons beyond one year.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at June 30, 2003 and December 31, 2002:

	Change in Future Net Interest Income
	At June 30, 2003		At December 31, 2002
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$4,064	4.11%	$2,670	2.61%
-75 basis points over one year	(2,713)	(2.74)%	—	—
-100 basis points over one year	—	—	(4,668)	(4.56)%

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. We do not expect that the adoption of this Interpretation will have any significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of this Statement will have any significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect that the adoption of this Statement will have any significant impact on our consolidated financial statements.

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

	2003 Quarter Ended		2002 Quarter Ended				2001 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(dollars in thousands)
Interest income	$34,873	$34,787	$35,942	$37,184	$36,775	$36,114	$37,571	$40,836
Interest expense	10,567	10,608	10,957	11,183	11,186	11,354	13,311	18,044

Net interest income	24,306	24,179	24,985	26,001	25,589	24,760	24,260	22,792
Provision for loan losses	1,533	2,300	2,475	2,475	2,475	2,475	3,000	2,450
Noninterest income	4,977	4,535	4,526	5,077	5,368	4,932	5,361	5,478
Securities gains, net	—	—	—	2,068	—	8	22	70
Litigation settlement charge	—	—	—	(2,609)	64,509	—	—	—
Noninterest expense	19,223	18,450	21,022	20,637	20,794	18,801	20,795	20,182

Income (loss) before income taxes	8,527	7,964	6,014	12,643	(56,821)	8,424	5,848	5,708
Income taxes	2,988	2,839	2,099	3,754	2,651	3,171	1,919	2,077

Net income (loss)	$5,539	$5,125	$3,915	$8,889	$(59,472)	$5,253	$3,929	$3,631

Earnings (loss) per common share:
Basic	$0.50	$0.45	$0.35	$1.18	$(8.82)	$0.64	$0.45	$0.40
Diluted	0.49	0.45	0.35	1.17	(8.82)	0.64	0.45	0.40

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if historically low interest rates continue or if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; possible volatility in loan charge-offs and recoveries from quarter to quarter; the effectiveness of our hedging transactions and their impact on our future results of operations; the possible difficulties or unforeseen costs of relocating and consolidating our administrative and operational functions; the risks associated with implementing our business strategy and managing our growth effectively; the risks associated with our reliance on third party professionals who provide

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide reasonable assurance.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 19, 2003. The following matters were voted on at the meeting:

1. The election of three directors by common stockholders set forth below:

	For	Withheld
Jeffery W. Taylor	8,623,165	86,451
Melvin E. Pearl	8,623,165	86,451
Richard W. Tinberg	8,709,616	—

2. The election of one director by the holders of our Series A Preferred Stock set forth below:

	For	Withheld
Adelyn Leander	566,129	23,500

The following are the names of the directors who were not up for reelection at the annual meeting of stockholders whose terms continued after the meeting:

John Christopher Alstrin

Mark L. Yeager

Edward T. McGowan

Bruce W. Taylor

Cindy Taylor Bleil

Ronald D. Emanuel

TAYLOR CAPITAL GROUP, INC.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

1)	On April 2, 2003, a Report on Form 8-K was filed providing certain financial statement disclosures of Cole Taylor Bank, a wholly owned subsidiary of the Company, which was provided to customers and depositors.

2)	On April 23, 2003, a Report on Form 8-K was furnished in conjunction with the Company’s quarterly earnings release for the quarter ended March 31, 2003.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: August 7, 2003	/s/ J. CHRISTOPHER ALSTRIN
J. Christopher Alstrin
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)