Form 10-Q
period 2003-09-30
TAYLOR CAPITAL GROUP INC
filed 2003-11-13
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9550 West Higgins Road

Rosemont, IL 60018

(Address, including zip code, of principal executive offices)

(847) 653-7978

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 5, 2003, there were 9,458,411 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	$77,408	$65,858
Short-term investments	52	7,051
Federal funds sold	57,700	20,000

Total cash and cash equivalents	135,160	92,909
Investment securities:
Available-for-sale, at fair value	497,549	500,781
Held-to-maturity, at amortized cost (fair value of $571 and $884 at September 30, 2003 and December 31, 2002, respectively)	525	825
Loans, net of allowance for loan losses of $34,502 and $34,073 at September 30, 2003 and December 31, 2002, respectively	1,856,281	1,845,401
Premises, leasehold improvements and equipment, net	21,439	19,090
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,924	10,958
Other real estate and repossessed assets, net	918	625
Goodwill, net of amortization of $11,696 at September 30, 2003 and December 31, 2002	23,354	23,354
Other intangible assets, net of amortization of $989 and $700 at September 30, 2003 and December 31, 2002, respectively	149	438
Other assets	47,736	41,080

Total assets	$2,595,035	$2,535,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$440,757	$400,650
Interest-bearing	1,584,692	1,563,099

Total deposits	2,025,449	1,963,749
Short-term borrowings	198,645	215,360
Accrued interest, taxes and other liabilities	37,452	32,115
Notes payable and FHLB advances	110,500	110,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	45,000

Total liabilities	2,417,046	2,366,724

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,780,818 and 9,733,667 shares issued at September 30, 2003 and December 31, 2002, respectively; 9,457,811 and 9,410,660 shares outstanding at September 30, 2003 and December 31, 2002, respectively	98	97
Surplus	143,257	142,008
Unearned compensation – stock grants	(986)	(1,088)
Retained deficit	(3,167)	(15,140)
Accumulated other comprehensive income	7,594	11,667
Treasury stock, at cost, 323,007 shares at September 30, 2003 and December 31, 2002	(7,057)	(7,057)

Total stockholders’ equity	177,989	168,737

Total liabilities and stockholders’ equity	$2,595,035	$2,535,461

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$28,752	$30,233	$85,676	$88,990
Interest and dividends on investment securities:
Taxable	5,102	6,174	16,458	18,659
Tax-exempt	571	657	1,754	2,120
Interest on cash equivalents	151	120	348	304

Total interest income	34,576	37,184	104,236	110,073

Interest expense:
Deposits	7,021	9,043	22,101	27,198
Short-term borrowings	433	820	1,695	2,688
Notes payable and FHLB advances	1,148	1,320	3,472	3,837
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	1,254	—	3,763	—

Total interest expense	9,856	11,183	31,031	33,723

Net interest income	24,720	26,001	73,205	76,350
Provision for loan losses	2,700	2,475	6,533	7,425

Net interest income after provision for loan losses	22,020	23,526	66,672	68,925

Noninterest income:
Service charges	3,129	3,128	9,412	9,174
Trust and investment management fees	1,319	1,473	3,502	4,283
Gain on sale of investment securities, net	—	2,068	—	2,076
Other noninterest income	142	476	1,188	1,920

Total noninterest income	4,590	7,145	14,102	17,453

Noninterest expense:
Salaries and employee benefits	10,205	9,945	31,642	32,916
Occupancy of premises	1,912	1,738	5,268	4,904
Furniture and equipment	895	791	2,467	2,656
Legal fees, net	569	1,167	292	3,013
Advertising and public relations	484	491	2,566	1,375
Corporate insurance	782	308	2,343	856
Computer processing	494	570	1,507	1,724
Other intangible assets amortization	96	139	289	270
Litigation settlement charge	—	(2,609)	—	61,900
Other noninterest expense	3,568	5,488	10,304	12,518

Total noninterest expense	19,005	18,028	56,678	122,132

Income (loss) before income taxes	7,605	12,643	24,096	(35,754)
Income taxes	2,013	3,754	7,840	9,576

Net income (loss)	$5,592	$8,889	$16,256	$(45,330)

Preferred dividend requirements	(861)	(861)	(2,582)	(2,582)

Net income (loss) applicable to common stockholders	$4,731	$8,028	$13,674	$(47,912)

Basic earnings (loss) per common share	$0.50	$1.18	$1.45	$(7.01)
Diluted earnings (loss) per common share	0.50	1.17	1.44	(7.01)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	321	(321)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	363	—	—	—	363
Exercise of stock options	—	1	984	—	—	—	—	985
Tax benefit on stock options exercised and stock awards	—	—	73	—	—	—	—	73
Comprehensive income:
Net income	—	—	—	—	16,256	—	—	16,256
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(6,039)	—	(6,039)
Changes in unrealized gains from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,966	—	1,966

Total comprehensive income								12,183

Dividends:
Preferred — $1.6875 per share	—	—	—	—	(2,582)	—	—	(2,582)
Common — $0.18 per share	—	—	—	—	(1,701)	—	—	(1,701)

Balance at September 30, 2003	$38,250	$98	$143,257	$(986)	$(3,167)	$7,594	$(7,057)	$177,989

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of stock grants	—	—	950	(950)	—	—	—	—
Forfeiture of stock grants	—	—	(113)	24	—	—	—	(89)
Amortization of stock grants	—	—	—	323	—	—	—	323
Exercise of stock options	—	—	331	—	—	—	—	331
Tax benefit on stock options exercised and stock awards	—	—	54	—	—	—	—	54
Purchase of treasury stock	—	—	—	—	—	—	(1,744)	(1,744)
Comprehensive income:
Net loss	—	—	—	—	(45,330)	—	—	(45,330)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	6,599	—	6,599

Total comprehensive loss								(38,731)

Dividends:
Preferred — $1.6875 per share	—	—	—	—	(2,582)	—	—	(2,582)
Common — $0.18 per share	—	—	—	—	(1,229)	—	—	(1,229)

Balance at September 30, 2002	$38,250	$71	$103,475	$(1,258)	$(17,630)	$11,425	$(7,084)	$127,249

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,256	$(45,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued litigation settlement charge	—	61,900
Investment securities gains, net	—	(2,076)
Amortization of premiums and discounts, net	647	523
Deferred loan fee amortization	(1,560)	(1,615)
Provision for loan losses	6,533	7,425
Loss on sales of loans originated for sale	—	21
Proceeds from sales of loans originated for sale	—	258
Depreciation and amortization	2,717	2,669
Amortization of intangible assets	289	270
Deferred income taxes	(3,020)	(662)
(Gain) loss on sales of other real estate	(79)	3
Gain on sale of credit card loans	(140)	—
Gain on sale of trust business	—	(400)
Other, net	(84)	432
Changes in other assets and liabilities:
Accrued interest receivable	(660)	(1,240)
Other assets	1,727	2,427
Accrued interest, taxes and other liabilities	5,335	1,535

Net cash provided by operating activities	27,961	26,140

Cash flows from investing activities:
Purchases of available-for-sale securities	(212,117)	(140,308)
Proceeds from principal payments and maturities of available-for-sale securities	205,412	53,124
Proceeds from principal payments and maturities of held-to-maturity securities	300	—
Proceeds from sales of available-for-sale securities	—	92,988
Net increase in loans	(18,256)	(107,115)
Sale of credit card loans	1,259	—
Net additions to premises, leasehold improvements and equipment	(5,066)	(1,600)
Proceeds from sales of other real estate	1,069	459

Net cash used in investing activities	(27,399)	(102,452)

Cash flows from financing activities:
Net increase in deposits	61,700	127,571
Net decrease in short-term borrowings	(16,715)	(49,076)
Proceeds from notes payable and FHLB advances	15,000	28,200
Repayments of notes payable and FHLB advances	(15,000)	(12,000)
Proceeds from exercise of employee stock options	985	331
Purchase of treasury stock	—	(1,744)
Dividends paid	(4,281)	(3,811)

Net cash provided by financing activities	41,689	89,471

Net increase in cash and cash equivalents	42,251	13,159
Cash and cash equivalents, beginning of period	92,909	88,248

Cash and cash equivalents, end of period	$135,160	$101,407

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,533	$33,588
Income taxes	3,500	7,628

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of tax	$(4,073)	$6,599
Tax benefit associated with exercise of common stock options and stock grants	73	54

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These financial statements contain unaudited information as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited financial statements and the related notes. The income statement data for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$177,016	$4,556	$—	$181,572
Collateralized mortgage obligations	112,034	1,578	(299)	113,313
Mortgage-backed securities	151,016	1,551	(804)	151,763
State and municipal obligations	48,824	2,104	(27)	50,901

Total available-for-sale	488,890	9,789	(1,130)	497,549

Held-to-maturity:
Other debt securities	525	46	—	571

Total held-to-maturity	525	46	—	571

Total	$489,415	$9,835	$(1,130)	$498,120

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,143	$5,583	$—	$157,726
Collateralized mortgage obligations	227,207	7,175	—	234,382
Mortgage-backed securities	51,944	3,256	—	55,200
State and municipal obligations	51,539	1,989	(55)	53,473

Total available-for-sale	482,833	18,003	(55)	500,781

Held-to-maturity:
Other debt securities	825	59	—	884

Total held-to-maturity	825	59	—	884

Total	$483,658	$18,062	$(55)	$501,665

There were no gains or losses realized on the sale of available-for-sale investment securities during the nine months ended September 30, 2003. During the nine month period ended September 30, 2002, gross gains totaling $2.1 million were realized on the sale of available-for-sale investment securities, while no losses were realized.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”), and Federal Reserve Bank stock of $11.9 million and $11.0 million at September 30, 2003 and December 31, 2002, respectively. These investments are required for membership and are carried at cost.

3. Loans:

Loans classified by type at September 30, 2003 and December 31, 2002 were as follows:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Commercial and industrial	$564,772	$586,885
Commercial real estate	603,236	484,015
Real estate-construction	330,782	317,739
Residential real estate mortgages	94,432	117,652
Home equity loans and lines of credit	269,697	336,727
Consumer	26,303	34,572
Other loans	1,919	2,412

Gross loans	1,891,141	1,880,002
Less: Unearned discount	(358)	(528)

Total loans	1,890,783	1,879,474
Less: Allowance for loan losses	(34,502)	(34,073)

Loans, net	$1,856,281	$1,845,401

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Nonaccrual and impaired loans at September 30, 2003 were $14.3 million and $31.2 million, respectively, as compared to $12.1 million and $16.9 million at December 31, 2002, respectively.

4. Goodwill and Intangible Assets

As of September 30, 2003, the Company had $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which as of January 1, 2002 was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2003, and no impairment charge was determined to be necessary. Goodwill will continue to be tested annually for impairment, and if at any time impairment exists, an impairment loss will be recorded. No additions, disposals, or impairment charges were recorded to goodwill during the first nine months of 2003.

At September 30, 2003, the Company also had $149,000 of other intangible assets that relate to the purchase of lines of trust business. The gross carrying amount totaled $1.1 million as of September 30, 2003 with accumulated amortization of $989,000. Amortization expense for these intangible assets was $289,000 during the first nine months of 2003. The estimated amortization expense for these assets is expected to be $81,000 for the period of October 1, 2003 to December 31, 2003 and $13,000 annually for the years ended December 31, 2004, 2005, 2006, and 2007.

5. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2003 and December 31, 2002 were as follows:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
NOW accounts	$142,678	$137,705
Savings accounts	90,336	88,000
Money market deposits	416,765	463,761
Certificates of deposit	578,707	550,172
Public time deposits	60,190	73,818
Brokered certificates of deposit	296,016	249,643

Total	$1,584,692	$1,563,099

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at September 30, 2003 and December 31, 2002 consisted of the following:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at September 30, 2003 and December 31, 2002 were 3.89% and 4.17%, respectively; matures on November 27, 2009	$10,000	$10,000
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both September 30, 2003 and December 31, 2002; matures on November 27, 2009	500	500
Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2003	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 1.50%, due January 29, 2004	15,000	—
FHLB advance – 2.66%, due January 29, 2003	—	15,000

Total FHLB advances	100,000	100,000

Total notes payable and FHLB advances	$110,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of September 30, 2003, the Company is in compliance with these covenants.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(dollars in thousands)
For the Nine Months Ended September 30, 2003:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$(9,289)	$3,250	$(6,039)
Changes in unrealized gains from cash flow hedging instruments	3,025	(1,059)	1,966

Other comprehensive loss, net of tax	$(6,264)	$2,191	$(4,073)

For the Nine Months Ended September 30, 2002:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$12,228	$(4,280)	$7,948
Less: reclassification adjustment for gains included in net income	(2,076)	727	(1,349)

Other comprehensive income, net of tax	$10,152	$(3,553)	$6,599

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

Stock options outstanding to purchase 122,970 common shares for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because the effect would have been antidilutive. All stock options were included in the computation of diluted earnings per share for the third quarter of 2003. Stock options outstanding to purchase 504,454 common shares were not included in the computation of diluted earnings per share for the third quarter of 2002 because the effect would have been antidilutive. Because of the net loss during the nine month period ending September 30, 2002, there is no dilutive effect of stock options for diluted earnings per share.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
Net income (loss)	$5,592	$8,889	$16,256	$(45,330)
Less preferred dividend requirements	(861)	(861)	(2,582)	(2,582)

Net income (loss) available to common stockholders	$4,731	$8,028	$13,674	$(47,912)

Weighted average common shares outstanding	9,454,466	6,815,267	9,442,362	6,830,825
Dilutive effect of stock options	90,922	28,747	63,876	—

Diluted weighted average common shares outstanding	9,545,388	6,844,014	9,506,238	6,830,825

Basic earnings (loss) per common share	$0.50	$1.18	$1.45	$(7.01)
Diluted earnings (loss) per common share	0.50	1.17	1.44	(7.01)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousand, except per share amounts)	2003	2002	2003	2002
Net income (loss) as reported	$5,592	$8,889	$16,256	$(45,330)
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	30	58	178	200
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(142)	(136)	(585)	(544)

Pro forma net income (loss)	$5,480	$8,811	$15,849	$(45,674)

Basic earnings (loss) per common share
As reported	$0.50	$1.18	$1.45	$(7.01)
Pro forma	0.49	1.17	1.40	(7.06)
Diluted earnings (loss) per common share
As reported	$0.50	$1.17	$1.44	$(7.01)
Pro forma	0.48	1.16	1.40	(7.06)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Derivative Financial Instruments

The Company uses derivative financial instruments to assist in interest rate risk management. At both September 30, 2003 and December 31, 2002, the only derivative financial instruments outstanding were interest rate exchange agreements.

The following table sets forth the activity in the notional amounts of derivative financial instruments during the first nine months of 2003.

(in thousands)	Fair Value Hedge	Cash Flow Hedge	Total
Balance at Dec. 31, 2002	$25,000	$—	$25,000
Additions	25,000	200,000	225,000
Terminations	—	—	—
Maturities	—	—	—

Balance at Sept. 30, 2003	$50,000	$200,000	$250,000

Fair value at Sept. 30, 2003	$83	$3,025	$3,108

Below is summary information regarding the derivative financial instruments outstanding at September 30, 2003.

	Notional Amount (in thousands)	Weighted Averages			Hedged Item
		Receive Rate	Pay Rate	Life in Years
Fair Value Hedge	$50,000	3.06%	1.09%	5.1	Brokered certificates of deposits
Cash Flow Hedge	200,000	6.14%	4.00%	4.2	Variable rate commercial loans

Total	$250,000	5.52%	3.42%	4.4

In the fair value hedges, the Company receives a fixed rate and pays a variable rate based upon LIBOR to hedge changes in the fair value of $50.0 million of brokered certificates of deposit. In the cash flow hedges, the Company receives a fixed rate and pays a variable rate based upon the prime lending rate to hedge the variability of interest receipts on $200.0 million of variable rate commercial loans. In October 2003, the interest rate swaps designated as cash flow hedges of interest receipts on variable rate commercial loans were terminated with the original counter-parties. The resulting gain on termination, which totaled $1.4 million, will be recognized as an adjustment to interest income over the remaining term of the original swaps.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our commercial bank subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers and currently operate 10 branches throughout the Chicago metropolitan area.

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

OVERVIEW

We recorded net income for the quarter ended September 30, 2003 of $5.6 million, or $0.50 per diluted common share, compared to $8.9 million for the third quarter during 2002, or $1.17 per diluted common share. Net income during the third quarter of 2002 included a $2.6 million adjustment to reduce the litigation settlement charge relating to our acquisition of Cole Taylor Bank from the estimated amount to the amount actually paid. Excluding the $2.6 million adjustment to the litigation settlement charge, net income in third quarter of 2002 would have been $6.3 million, or $0.79 per diluted common share. Net income during the third quarter of 2003 was $688,000, or 11.0%, lower than pro forma net income during the third quarter of 2002.

For the nine months ended September 30, 2003, net income was $16.3 million, or $1.44 per diluted common share, compared to a net loss of $45.3 million, or $7.01 per common share, during the same nine-month period in 2002. Excluding the $61.9 million litigation settlement charge in 2002, we would have recorded net income for the first nine months of 2002 of $16.6 million or $2.04 per diluted common share. In comparison, year-to-date 2003 net income would have decreased by $314,000, or 1.9%, as compared to 2002 pro forma net income.

For both the quarterly and year-to-date periods, the lower level in net income in 2003, as compared to pro forma 2002 net income, was caused by lower net interest income and noninterest income. The decline in diluted earnings per share during both the quarterly and year-to-date comparisons was a result of both the lower net income and the increase in the number of common shares outstanding. In October 2002, we issued 2,587,500 additional shares in our initial public offering.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Management uses certain non-GAAP financial measures and ratios to evaluate the Company’s performance. Specifically, management reviews net income and the related earnings per share amounts excluding the $61.9 million litigation settlement charge. We believe that excluding this non-recurring charge from both net income and earnings per share presents a more suitable comparison of our period-to-period results because of the extraordinary nature of the litigation that led to the settlement charge and the likelihood that such events will not reoccur. The following table reconciles net income as reported under generally accepted accounting principles, or GAAP, on the consolidated statements of income to the non-GAAP pro forma net income.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net income (loss) - as stated	$5,592	$8,889	$16,256	$(45,330)
Add (subtract) back:
Litigation settlement charge	—	(2,609)	—	61,900

Pro forma net income	$5,592	$6,280	$16,256	$16,570

Earnings (loss) per common share:
Basic - as stated	$0.50	$1.18	$1.45	$(7.01)
Diluted - as stated	0.50	1.17	1.44	(7.01)

Basic - pro forma	$0.50	$0.80	$1.45	$2.05
Diluted - pro forma	0.50	0.79	1.44	2.04

Total assets were $2.60 billion at September 30, 2003, an increase of $59.6 million, or 2.4%, over total assets at December 31, 2002. At September 30, 2003, total loans were $1.89 billion, an increase of $11.3 million, or 0.6%, as compared to December 31, 2002. Total deposits were $2.03 billion at September 30, 2003, an increase of $61.7 million, or 3.1%, from the $1.96 billion of deposits at year-end 2002. Stockholders’ equity was $178.0 million at September 30, 2003 compared to $168.7 million at December 31, 2002.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002. Net interest income was $24.7 million during the third quarter of 2003 compared to $26.0 million during the same quarter in 2002, a decrease of $1.3 million or 4.9%. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2003 was $25.1 million as compared to $26.4 million during the same quarter a year ago, a decrease of $1.3 million, or 5.1%. Our net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 4.04% during the third quarter of 2003 compared to 4.50% during the same quarter in 2002. The continued low interest rate environment has had a negative impact on our net interest margin and therefore, net interest income. The volume of our interest-earnings assets that have repriced lower has exceeded the volume of our interest-bearing liabilities that have repriced. The low interest rates have caused the yield on our interest-earning assets to decline as we reinvest cash flows from loan and securities repayments at lower interest rates. The yield on interest-earning assets declined 78 basis points from 6.40% during the third quarter of 2002 to 5.62% during the third quarter of 2003. While the yield on our interest-earning assets has continued to decline, the cost of our interest-bearing liabilities has not declined as much. We believe this has occurred because many of our interest-bearing liability rates may have already reached their lowest likely levels based on current market-rate pricing. The cost of interest-bearing liabilities declined 40 basis points from 2.38% during the third quarter of 2002 to 1.98% during the third quarter of 2003. In addition, the $45.0 million of 9.75% junior subordinated debentures that we issued in October 2002 caused the tax equivalent net interest margin to decline approximately 20 basis points.

The larger decline in the earning asset yield as compared to the cost of interest-bearing liabilities also caused the tax equivalent net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, to decrease. The tax equivalent net interest spread was 3.64% in the third quarter of 2003 as compared to 4.02% during the same quarter a year ago.

Average interest-earning assets were $2.47 billion during the third quarter of 2003 compared to $2.34 billion during the same quarter in 2002, an increase of $134.3 million, or 5.7%. The higher volume of interest-earning assets during the third quarter of 2003 was produced by higher average loan balances, which increased $87.9 million, or 4.9%, to $1.90 billion, and cash equivalent balances, which increased $34.5 million to $62.5 million during the third quarter of 2003. Higher average commercial and commercial real estate loans produced most of the loan growth, as these average loan balances grew by $182.8 million, or 14.0%, to $1.49 billion in the third quarter of 2003 as compared to $1.30 billion in the same quarter in 2002. As anticipated, average loan balances in the residential mortgage, home equity and consumer portfolios declined. While average balances have increased, the yield on the loan portfolio has continued to decline. The yield on loans declined 62 basis points between the two quarterly periods to 6.02% during the third quarter of 2003 as compared to 6.64% during the same quarter a year ago. Most of the asset growth was funded with interest-bearing deposit balances, with time deposit balances accounting for most of the increase. Time deposit balances increased to $961.0 million

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

during the third quarter of 2003 compared to $837.6 million during the third quarter in 2002, with higher average brokered certificates of deposit producing most of the increase.

Nine Months Ended September 30, 2003 as Compared to the Nine Months Ended September 30, 2002. Net interest income was $73.2 million for the nine months ended September 30, 2003 compared to $76.4 million during the same period in 2002, a decrease of $3.1 million or 4.1%. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2003 was $74.3 million as compared to $77.7 million during the same period in 2002, a decrease of $3.4 million, or 4.3%. As with the quarterly comparison, net interest income declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The tax equivalent net interest margin was 4.06% during the first nine months of 2003 compared to 4.50% during the same nine month period in 2002. As with the quarterly comparison, the continued low interest rate environment has negatively impacted our net interest margin. Our interest-earning asset yield declined 71 basis points to 5.75% during the first nine months of 2003 from 6.46% during the same period in 2002. However, the cost of interest-bearing liabilities declined only 33 basis points from 2.43% during the first nine months of 2002 to 2.10% during the same nine month period in 2003. The $45.0 million of 9.75% junior subordinated debentures caused approximately 20 basis points of the decline in the net interest margin. The tax equivalent net interest spread was 3.65% during the year-to-date 2003 period as compared to 4.03% during the same period in 2002.

Average interest-earning assets during the first nine months of 2003 totaled $2.45 billion, an increase of $142.5 million, or 6.2%, as compared to average interest-earning assets of $2.31 billion during the same period in 2002. The growth in the loan portfolio accounted for most of the increase in average interest earning assets. Average loan balances were $1.90 billion during the first three quarters of 2003 compared to $1.78 billion during the same period in 2002. As with the quarterly comparison, higher average commercial and commercial real estate loans produced most of the loan growth. These average loan balances grew by 13.0%, or $166.4 million, to $1.45 billion for the first nine months of 2003 as compared to the same period in 2002. Between the two year-to-date periods, the yield on loans declined 64 basis points to 6.05% during 2003 as compared to 6.69% during the first nine months of 2002. The asset growth was funded with interest-bearing deposit balances, with time deposit balances accounting for most of the increase. Average time deposit balances increased to $939.7 million during the first nine months of 2003 compared to $779.9 million during the same period in 2002. Higher average brokered certificates of deposit produced most of the increase.

If the current low interest rate environment continues, we would expect it to have a negative impact on our net interest margin and, therefore, our net interest income. We also would expect the current low interest rate environment to place continued downward pressure on our earning assets yields, with only modest relief in our cost of funding. See the section captioned “Quantitative and Qualitative Disclosure about Market Risks “ for further discussion on the impact of interest rates.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net interest income as stated	$24,720	$26,001	$73,205	$76,350
Tax equivalent adjustment-investments	312	364	959	1,172
Tax equivalent adjustment-loans	43	46	131	143

Tax equivalent net interest income	$25,075	$26,411	$74,295	$77,665

Yield on earning assets without tax adjustment	5.56%	6.33%	5.69%	6.38%
Yield on earning assets - tax equivalent	5.62%	6.40%	5.75%	6.46%
Net interest margin without tax adjustment	3.98%	4.43%	4.00%	4.42%
Net interest margin - tax equivalent	4.04%	4.50%	4.06%	4.50%
Net interest spread - without tax adjustment	3.58%	3.95%	3.59%	3.95%
Net interest spread - tax equivalent	3.64%	4.02%	3.65%	4.03%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Three Months Ended September 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$460,528	$5,102	4.43%	$442,083	$6,174	5.59%
Tax-exempt (tax equivalent) (2)	48,892	883	7.22	55,460	1,021	7.36

Total investment securities	509,420	5,985	4.70	497,543	7,195	5.78

Cash Equivalents	62,522	151	0.95	28,022	120	1.68

Loans (2) (3):
Commercial and commercial real estate	1,487,213	21,819	5.74	1,304,377	21,829	6.55
Residential real estate mortgages	101,349	1,447	5.71	132,998	2,305	6.93
Home equity and consumer	309,942	3,806	4.87	373,187	5,358	5.70
Fees on loans		1,723			787

Net loans (tax equivalent) (2)	1,898,504	28,795	6.02	1,810,562	30,279	6.64

Total interest-earning assets (2)	2,470,446	34,931	5.62	2,336,127	37,594	6.40

Allowance for loan losses	(35,184)			(33,701)
NON-EARNING ASSETS:
Cash and due from banks	58,578			60,546
Accrued interest and other assets	95,178			97,578

TOTAL ASSETS	$2,589,018			$2,460,550

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$559,607	1,078	0.76	$593,559	2,097	1.40
Savings deposits	91,683	83	0.36	89,427	210	0.93
Time deposits	961,031	5,860	2.42	837,583	6,736	3.19

Total interest-bearing deposits	1,612,321	7,021	1.73	1,520,569	9,043	2.36

Short-term borrowings	205,804	433	0.83	218,521	820	1.49
Notes payable and FHLB advances	110,500	1,148	4.06	127,228	1,320	4.06
Trust preferred securities	45,000	1,254	11.15	—	—	—

Total interest-bearing liabilities	1,973,625	9,856	1.98	1,866,318	11,183	2.38

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	405,001			377,220
Accrued interest and other liabilities	38,950			94,844

Total noninterest-bearing liabilities	443,951			472,064

STOCKHOLDERS’ EQUITY	171,442			122,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,589,018			$2,460,550

Net interest income (tax equivalent) (2)		$25,075			$26,411

Net interest spread (tax equivalent) (2) (4)			3.64%			4.02%

Net interest margin (tax equivalent) (2) (5)			4.04%			4.50%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Nine Months Ended September 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$457,927	$16,458	4.79%	$443,112	$18,659	5.62%
Tax-exempt (tax equivalent) (2)	49,801	2,713	7.26	58,275	3,292	7.53

Total investment securities	507,728	19,171	5.03	501,387	21,951	5.84

Cash Equivalents	43,188	348	1.06	23,421	304	1.71

Loans (2) (3):
Commercial and commercial real estate	1,445,901	64,416	5.87	1,279,488	63,450	6.54
Residential real estate mortgages	110,429	5,015	6.05	142,396	7,632	7.15
Home equity and consumer	340,349	12,868	5.05	358,450	15,652	5.84
Fees on loans		3,508			2,399

Net loans (tax equivalent) (2)	1,896,679	85,807	6.05	1,780,334	89,133	6.69

Total interest-earning assets (2)	2,447,595	105,326	5.75	2,305,142	111,388	6.46

Allowance for loan losses	(35,353)			(32,939)
NON-EARNING ASSETS:
Cash and due from banks	59,417			59,169
Accrued interest and other assets	98,168			95,005

TOTAL ASSETS	$2,569,827			$2,426,377

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$563,707	3,653	0.87	$630,855	6,959	1.47
Savings deposits	91,023	273	0.40	89,500	610	0.91
Time deposits	939,685	18,175	2.59	779,914	19,629	3.37

Total interest-bearing deposits	1,594,415	22,101	1.85	1,500,269	27,198	2.42

Short-term borrowings	224,675	1,695	1.01	233,306	2,688	1.54
Notes payable and FHLB advances	114,342	3,472	4.00	125,503	3,837	4.03
Trust preferred securities	45,000	3,763	11.15	—	—	—

Total interest-bearing liabilities	1,978,432	31,031	2.10	1,859,078	33,723	2.43

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	382,542			359,747
Accrued interest and other liabilities	37,751			49,928

Total noninterest-bearing liabilities	420,293			409,675

STOCKHOLDERS’ EQUITY	171,102			157,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,569,827			$2,426,377

Net interest income (tax equivalent) (2)		$74,295			$77,665

Net interest spread (tax equivalent) (2) (4)			3.65%			4.03%

Net interest margin (tax equivalent) (2) (5)			4.06%			4.50%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Service charges	$3,129	$3,128	$9,412	$9,174
Trust and investment management fees	1,319	1,473	3,502	4,283
Mortgage-banking activities	(390)	64	(408)	338
Gain on sale of trust assets	—	400	—	400
Gain on sale of investment securities, net	—	2,068	—	2,076
Other noninterest income	532	12	1,596	1,182

Total noninterest income	$4,590	$7,145	$14,102	$17,453

Our noninterest income was $4.6 million during the third quarter of 2003 compared to $7.1 million during the third quarter of 2002. On a year-to-date basis, noninterest income was $14.1 million during the first nine months of 2003 compared to $17.5 million during the same period in 2002. Noninterest income during the third quarter of 2002 included a $2.1 million gain on the sale of investment securities and a $400,000 gain on the sale of trust assets. In addition, a decline in revenues from trust operations and losses related to mortgage-banking activities also contributed to the lower level of noninterest income during both the quarterly and year-to-date periods in 2003. A slight increase in service charges, primarily on deposit accounts, in the year-to-date 2003 period partly offset these declines. Our noninterest income has been, and will continue to be, impacted by our exit from certain trust lines of business during 2002 and mortgage-banking activities during 2001.

Service charges, principally on deposit accounts, were $3.1 million during the third quarter of 2003, unchanged from the same quarter in 2002. For the nine month period ended September 30, 2003, service charges were $9.4 million, an increase of $238,000, or 2.6%, from the same period a year ago. The increase in the year-to-date comparison was primarily a result of a continued decline in the earnings credit rate. The earnings credit rate determines the amount of credit attributed to customers for their collected deposit balances. This credit is available to offset account activity service charges incurred. Lower earnings credit rates, other things being equal, therefore mean more activity charges are paid through this service charge category. The average earnings credit rate during the first nine months of 2003 was approximately 73 basis points lower than the same period in 2002.

Trust fees and investment management fees were $1.3 million during the third quarter of 2003 compared to $1.5 million during the third quarter in 2002, a decrease of $154,000 or 10.5%. For the year-to-date period, trust fees and investment management fees declined to $3.5 million during 2003 from $4.3 million during the same nine month period in 2002, a decrease of

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

$781,000, or 18.2%. Trust revenues have declined as a result of our exit from fiduciary personal and employee benefit trust services in late 2002. During the third quarter of 2002, we sold a portion of our personal trust and employee benefit trust services and recorded a gain of $400,000. We continue to provide corporate trust, land trust and tax deferred exchange trust services. We also generate fees from our wealth management services, including financial planning, insurance, and asset management services.

We incurred losses related to our mortgage-banking activities of $390,000 during the third quarter of 2003 and $408,000 during the first nine months of 2003. The losses resulted from indemnification agreements on loans sold in prior periods. As of September 30, 2003, we had approximately $1.9 million of loans that we had sold in prior periods for which we had agreed to indemnify a third party for losses that may result from underwriting or documentation deficiencies. The losses recorded in 2003 include actual indemnification losses incurred to date as well as our estimate of future losses from sold loans still outstanding and subject to such indemnification agreements.

During the third quarter of 2002, we sold approximately $80 million of U.S. government agency securities at a gain of $2.1 million and reinvested the proceeds in U.S. government agency securities with longer maturities to extend the duration of the investment portfolio.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Salaries and employee benefits	$10,205	$9,945	$31,642	$32,916
Occupancy of premises	1,912	1,738	5,268	4,904
Furniture and equipment	895	791	2,467	2,656
Holding company legal fees, net	161	400	(1,179)	1,395
Bank legal fees, net	408	767	1,471	1,618
Advertising and public relations	484	491	2,566	1,375
Corporate insurance	782	308	2,343	856
Computer processing	494	570	1,507	1,724
Consulting	324	473	747	993
Other real estate and repossessed asset expense	(47)	54	89	298
Other intangible amortization	96	139	289	270
Litigation settlement charge	—	(2,609)	—	61,900
Other noninterest expense	3,291	4,961	9,468	11,227

Total noninterest expense	$19,005	$18,028	$56,678	$122,132

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest expense was $19.0 million during the third quarter of 2003 compared to $18.0 million during the third quarter of 2002. For the nine months ended September 30, 2003, noninterest expense was $56.7 million, compared to $122.1 million during the same nine month period in 2002.

Salaries and employee benefits expense was $10.2 million during the third quarter of 2003, an increase of $260,000, or 2.6%, from the third quarter in 2002. An increase in base salaries and incentive compensation and higher costs related to the employee medical plans produced the majority of the increase in expense. In the year-to-date periods, salaries and employee benefits expense declined $1.3 million, or 3.9%, to $31.6 million during 2003 from $32.9 million during 2002. The decrease in 2003 was primarily due to $1.7 million of severance included during the second quarter of 2002 related to the decision to exit some trust lines of business and other executive level changes at the Bank. Our average number of full-time equivalent employees was 518 during the first nine months of 2003 compared to 533 during the same period in 2002. While the average number of full-time equivalent employees did decline as a result of the decisions to exit fiduciary trust and mortgage-banking, we have increased the number of banking professionals in our core business lines and increased staffing levels in some support areas.

Expense relating to occupancy of premises increased during both the third quarter of 2003 and the first nine months of 2003 when compared to the same periods in 2002. Occupancy of premises expense was $1.9 million during the third quarter of 2003 compared to $1.7 million in the same quarter in 2002, while year-to-date expense was $5.3 million during 2003 compared to $4.9 million in the same period in 2002. An increase in depreciation expense and repairs and maintenance contributed to the higher level of costs in 2003. In addition, in September 2003 we began to incur operating expenses related to our new corporate center, including rent expense, utilities, maintenance, and depreciation.

In October 2003, we completed the transition of our corporate, operational, and administrative departments, that were previously located in three different branch facilities, into the centrally located corporate center. Our corporate center is a 108,000 square foot leased facility located in Rosemont, Illinois, a suburb of Chicago. The lease on the facility began in September 2003 and expires in August of 2014.

In the fourth quarter of 2003, we expect to report significant nonrecurring costs in connection with our October 2003 abandonment of the administrative office space at our leased Wheeling facility. We are currently negotiating a possible lease termination agreement for this facility. If we successfully negotiate the lease termination, we estimate that a nonrecurring charge of approximately $3.7 million would be recorded in the fourth quarter of 2003 for the lease termination costs and associated leasehold improvements and furniture abandonment. Otherwise, in the fourth quarter of 2003 we will recognize a charge to reflect the abandonment of certain space at the facility based upon remaining lease rentals reduced by estimated sublease rentals that could reasonably be obtained from the property. We anticipate this liability would be less than $3.7 million, although we likely would recognize additional expenses over the remaining life of the lease. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

In the fourth quarter of 2003, we expect to offer for sale or lease our Burbank facility. Currently, no loss is expected from the sale or lease of the Burbank property.

Our Jackson banking facility will be closed in the fourth quarter of 2003. The lease on the facility was scheduled to expire in the first quarter of 2004. The remaining lease payments will be expensed in the fourth quarter of 2003.

Furniture and equipment expense was $895,000 during the third quarter of 2003, an increase of $104,000 compared to the expense of $791,000 during the same quarter in 2002. Higher depreciation and repairs and maintenance, partly related to the new corporate center, produced the increase in expense. For the nine month period ended September 30, 2003, furniture and equipment expense was $2.5 million compared to $2.7 million during the same period in 2002, a decrease of $189,000. Lower depreciation expense produced most of the decrease, as certain technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002.

Holding company legal fees during 2003 consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. During 2002 and prior years, holding company legal fees included costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. Holding company legal fees were $161,000 during the third quarter of 2003 compared to $400,000 during the same quarter in 2002. For the year-to-date 2003 period, we reported a net reimbursement of holding company legal fees of $1.2 million compared to an expense of $1.4 million during the same period in 2002. Portions of our defense costs related to the litigation, which were recorded as expenses in previous periods, had been submitted to insurance carriers for reimbursement. During the first quarter of 2003, we received a $2.1 million reimbursement of such legal costs. No such reimbursements were received in 2002. We do not expect to receive any further reimbursements of holding company legal fees related to the litigation.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Legal fees were $408,000 during the third quarter of 2003 compared to $767,000 during the same quarter last year, while in the year-to-date periods, legal fees declined to $1.5 million during 2003 compared to $1.6 million in the same period in 2002. The higher legal fees in the third quarter of 2002 related primarily to contract and compliance matters with respect to certain new third-party service providers.

Advertising and public relations expense increased during the first nine months of 2003 as compared to the same period in 2002. Advertising and public relations expense for the first nine months of 2003 was $2.6 million compared to $1.4 million in the same period in 2002. Our advertising expense increased in 2003 as a result of a new media campaign to increase the Bank’s visibility in the business community. This campaign includes television commercials, which began airing in 2003, and print advertising. While the advertising campaign increased advertising and public relations expense significantly during the first half of 2003, we did not maintain the same level of expenditures during the third quarter of 2003. As a result, advertising and public relations expense in the third quarter of 2003 was relatively unchanged from the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

expense during the same quarter in 2002. We currently do not plan to increase advertising expense in the fourth quarter of 2003 from the level of expense in the third quarter. The cost of producing the television commercials was capitalized in 2002 and is being amortized beginning in 2003 over three years, the expected time horizon over which the commercials will be aired. The amortization expense in the third quarter and the first nine months of 2003 was approximately $63,000 and $193,000, respectively. At September 30, 2003, the balance of capitalized advertising costs totaled $566,000.

Corporate insurance premiums increased to $782,000 during the third quarter of 2003 compared to $308,000 during the same quarter in 2002. Corporate insurance expense was $2.3 million during the first nine months of 2003 compared to $856,000 during the same period a year ago. The increase was associated with market-driven costs, including those of becoming a publicly-traded company.

Reported noninterest expense in 2002 reflects a $61.9 million charge related to our settlement of litigation concerning our 1997 acquisition of the Bank. The amount of the settlement was based, in part, on the anticipated initial public offering price of our common stock, and a charge of $64.5 million was recorded in the second quarter of 2002 when we were first able to conclude that the execution of the settlement agreements was probable. The settlement was funded with a portion of the net proceeds from the concurrent offerings of common stock and trust preferred securities completed in October 2002. After completion of the initial public offering in October 2002, we paid $61.9 million in full satisfaction of our settlement agreements and an adjustment of $2.6 million was recorded in the third quarter of 2002 to reduce the previously estimated amount of the litigation settlement charge to $61.9 million.

Other noninterest expense principally includes certain professional fees, FDIC insurance, corporate insurance, outside services, operations losses and other operating expenses such as telephone, postage, office supplies and printing. The decrease in other noninterest expense in both the third quarter and the first nine months of 2003, as compared to the same periods in 2002, primarily resulted from an $856,000 charge recorded in the third quarter of 2002 related to the termination of a revenue sharing agreement associated with the trust business acquired in October 2000 and lower reserves established related to interest receivable carried in connection with our indirect manufactured housing loan portfolio.

Income Taxes

We recorded income tax expense of $2.0 million for the third quarter of 2003, resulting in an effective income tax rate of 26%. In comparison, we recorded income tax expense of $3.8 million for the third quarter of 2002, resulting in an effective income tax rate of 30%. The lower effective tax rate in 2003 was a result of the recognition of an income tax benefit of $750,000 relating to expenses deducted on a prior year’s tax return for which the statute of limitations has expired. We expect to recognize an additional tax benefit of $250,000 in the fourth quarter of 2003.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

We recorded income tax expense of $7.8 million for the nine months ended September 30, 2003, resulting in an effective income tax rate of 33%. In comparison, despite a net loss in 2002, we recorded income tax expense of $9.6 million for the nine months ended September 30, 2002. We did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge in 2002.

While we have not recognized any income tax benefit for financial reporting purposes with respect to the litigation settlement charge during 2002, we did deduct a portion of the settlement on our 2002 tax return that was filed in September 2003. We will record the income tax benefit on our financial statements when we determine that it is probable that the position taken on our tax return will be sustained by the taxing authorities.

FINANCIAL CONDITION

Overview

Our total assets were $2.60 billion at September 30, 2003 compared to $2.54 billion at year-end 2002. An increase in cash and cash equivalents accounted for most of the growth in total assets. Total loans increased $11.3 million to $1.89 billion at September 30, 2003, compared to $1.88 billion at December 31, 2002. Total deposits increased to $2.03 billion at September 30, 2003 compared to $1.96 billion at December 31, 2002. Total stockholders’ equity at September 30, 2003 was $178.0 million compared to $168.7 million at December 31, 2002.

For the first nine months of 2003, average interest-earning assets increased $142.5 million, or 6.2%, to total $2.45 billion, as compared to $2.31 billion during the same period of 2002. Loan growth was the primary contributor to the higher level of interest-earning assets.

Cash and Cash Equivalents

Period-end cash and cash equivalents increased to $135.2 million at September 30, 2003 compared to $92.9 million at December 31, 2002. Cash equivalents, consisting of short-term, interest-bearing investments, increased during the third quarter of 2003 as anticipated loan fundings were lower than expected.

Interest-Earning Assets

Total investment securities were essentially unchanged at $498.1 million at September 30, 2003 compared to $501.6 million at year-end 2002. During the first nine months of 2003, we reinvested the repayments we received from our investment portfolio and purchased approximately $212 million of investment securities, generally mortgage-related securities.

Period-end total loan balances increased $11.3 million, or 0.6%, to $1.89 billion at September 30, 2003 compared to $1.88 billion at December 31, 2002. Our commercial loan portfolio

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

increased $110.2 million, or 7.9%, during the first nine months of 2003. Growth in commercial real estate produced most of the increase as this portion of the portfolio increased $119.2 million during the first nine months of 2003 to $603.2 million at September 30, 2003. As anticipated, our loan portfolios of real estate mortgages and indirectly-originated consumer loans have declined as we discontinued the origination of these loans sourced through brokers. The portfolio of loans extended to consumers, whether as a mortgage, line of credit or other purpose, approximated 21% of the total loan portfolio at September 30, 2003 compared to 26% at December 31, 2002.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,958	$6,151
Nonaccrual loans	14,271	12,107
Troubled debt restructurings (not included above)	175	—

Total nonperforming loans	19,404	18,258
Other real estate owned	897	602
Other repossessed assets	21	23

Total nonperforming assets	$20,322	$18,883

Nonperforming loans to total loans	1.03%	0.97%
Nonperforming assets to total loans plus repossessed property	1.07%	1.00%
Nonperforming assets to total assets	0.78%	0.74%

The level of nonperforming loans increased to $19.4 million at September 30, 2003, or 1.03% of total loans, from $18.3 million, or 0.97% of total loans, at December 31, 2002. Higher nonaccrual loans produced the increase. Nonaccrual loans increased $2.1 million from December 31, 2002, to $14.3 million at September 31, 2003, primarily in our portfolio of home equity loans and lines of credit loans. Total nonperforming assets were $20.3 million at September 30, 2003 compared to $18.9 million at December 31, 2002.

Impaired loans were $31.2 million at September 30, 2003 compared to $16.9 million at December 31, 2002. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans have increased $14.3 million primarily as a result of the inclusion of two significant loans. In addition, we continue to monitor closely our $17.8 million of loans to consumers secured by manufactured homes.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Average total loans	$1,898,504	$1,810,562	$1,896,679	$1,780,334

Total loans at end of period	$1,890,783	$1,845,850	$1,890,783	$1,845,850

Allowance for loan losses:
Allowance at beginning of period	$36,157	$32,918	$34,073	$31,118
Total charge-offs	(4,740)	(1,553)	(6,882)	(5,571)
Total recoveries	385	465	778	1,333

Net charge-offs	(4,355)	(1,088)	(6,104)	(4,238)
Provision for loan losses	2,700	2,475	6,533	7,425

Allowance at end of period	$34,502	$34,305	$34,502	$34,305

Annualized net charge-offs to average total loans	0.92%	0.24%	0.43%	0.32%
Allowance to total loans at end of period	1.82%	1.86%	1.82%	1.86%
Allowance to nonperforming loans	177.81%	211.43%	177.81%	211.43%

Net charge-offs for the third quarter of 2003 were $4.4 million, or 0.92%, of average loans, while on a year-to-date basis, net charge-offs in 2003 were $6.1 million, or 0.43%, of average loans. In comparison, net charge-offs during the third quarter and the first nine months of 2002 were $1.1 million and $4.2 million, respectively, representing 0.24% and 0.32% of average loans, respectively. As a business bank, our loan portfolio is inherently more concentrated than the portfolios of banks with more of a consumer focus. Losses on individually larger commercial loans, which comprise over 75% of our total loan portfolio, can be larger in amount and more uneven in timing than consumer loans. As a result, the amount of our net charge-offs in any one quarter should not be viewed as indicative of charge-off amounts in subsequent periods.

Our allowance for loan losses was $34.5 million at September 30, 2003, or 1.82% of end-of-period loan balances and 177.81% of non-performing loans. At December 31, 2002, the allowance for loan losses was $34.1 million, which represented 1.81% of end-of-period loan

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

balances and 186.62% of non-performing loans. At September 30, 2002, the allowance for loan losses was $34.3 million, which represented 1.86% of end-of-period loan balances and 211.43% of non-performing loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses during the third quarter of 2003 was $2.7 million, a $225,000, or 9.1%, increase from the $2.5 million provision during the same quarter in 2002. The increased provision during the third quarter of 2003 was primarily attributable to higher net charge-offs during the period. In the year-to-date period, the 2003 provision for loan losses was $6.5 million, $892,000, or 12.0%, less than the $7.4 million provision for loan losses in the same nine month period in 2002. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and Credit Administration function.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $21.4 million at September 30, 2003 compared to $19.1 million at December 31, 2002. During September and October 2003, we transitioned our corporate, operational, and administrative departments to our new corporate center, a 108,000 square feet leased office space in Rosemont, Illinois, a suburb of Chicago. The increase in premises, leasehold improvements, and equipment is associated with the leasehold improvements and new furniture and equipment at this new facility.

We are continuing to evaluate and execute options for disposing of or reducing space at our existing facilities including:

•	The sale of our existing Ashland facility, to be followed by the construction of a smaller facility near the same location.

•	The closing of our leased Jackson facility, just prior to the lease expiration date.

•	The termination of our total building lease at our Wheeling facility, followed by a lease of space on the ground floor for the existing customer banking center; or the sublease of the vacated second and third floors.

•	The sale of our Burbank facility, followed by a lease of space on the ground and fourth floors for the existing customer service areas; or the lease of the vacated second and third floors.

While we expect that banking centers serving customers will continue to be located at the Wheeling and Burbank facilities, administrative functions that occupied two floors of each of these buildings were moved to the new centralized corporate center in October 2003. As a result,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

in the fourth quarter of 2003, we expect to report significant nonrecurring costs in connection with our abandonment of the administrative space at our leased Wheeling facility. We are currently negotiating a possible lease termination agreement for the Wheeling facility. If we successfully negotiate the lease termination, we estimate that a nonrecurring charge of approximately $3.7 million would be recorded in the fourth quarter of 2003 for the lease termination costs and associated leasehold improvements and furniture abandonment. Currently, no loss is expected from the sale or lease of the Burbank property.

Funding Liabilities

Total deposits were $2.03 billion at September 30, 2003, an increase of $61.7 million, or 3.1%, as compared to $1.96 billion at year-end 2002. In the first nine months of 2003, noninterest-bearing accounts increased $40.1 million while interest-bearing deposit accounts increased by $21.6 million. The majority of the increase in period end noninterest bearing deposits is viewed to be seasonal. Most of the increase in interest-bearing deposits occurred in time deposits. Brokered CDs increased $46.4 million to $296.0 million at September 30, 2003 from $249.6 million at year-end 2002. Certificates of deposit from our customers increased $29.7 million during the first nine months of 2003 to $488.4 million at September 30, 2003. The growth in local customer certificates of deposit was largely due to a special promotion in the second quarter of 2003. These increases in time deposits were partly offset by a $45.3 million decline in money market account balances from December 31, 2002 to September 30, 2003. The decline in these balances primarily related to a large-deposit commercial customer.

Average deposit balances for the first nine months of 2003 increased $116.9 million, or 6.3%, as compared to the same year-to-date period in 2002. We relied more on brokered certificates of deposits as these average balances increased $127.0 million between the two periods to $297.4 million during 2003. In addition, our out-of-market certificates of deposit average balances increased by $34.0 million between the two periods. A decrease in funding from a large commercial customer, primarily in a money market account, contributed to our increased utilization of wholesale funding. Average money market account balances decreased $66.7 million for the first nine months of 2003 to $429.1 million, as compared to the same nine month period in 2002.

To the extent that core customer deposits are insufficient to meet our funding needs, we typically seek additional funding from other sources, as we have in 2003. These alternate sources are generally more expensive than our core customer deposits and the increased use of these sources of funds has negatively impacted, and may continue to negatively impact, our net interest income. Furthermore, the cost and availability of these funds may be factors in our evaluation of opportunities to grow our loan portfolio.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$382,542	19.36%	—%	$359,747	19.34%	—%
Interest-bearing demand deposits	563,707	28.51	0.87	630,855	33.92	1.47
Savings deposits	91,023	4.60	0.40	89,500	4.81	0.91
Time deposits:
Certificates of deposit	569,127	28.79	2.72	536,457	28.84	3.46
Brokered certificates of deposit	297,397	15.04	2.57	170,331	9.16	3.53
Public Funds	73,161	3.70	1.59	73,126	3.93	2.25

Total time deposits	939,685	47.53	2.59	779,914	41.93	3.37

Total deposits	$1,976,957	100.00%		$1,860,016	100.00%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings decreased $16.7 million to $198.6 million at September 30, 2003 as compared to $215.4 million at December 31, 2002. Securities sold under agreements to repurchase declined $24.5 million to $151.0 million at September 30, 2003 as existing customers moved funds between deposit products. The U.S. Treasury tax and loan option account increased $14.2 million at period end, while the average balance remained relatively unchanged. Average short-term borrowings for the first nine months 2003 decreased by $8.6 million to $224.7 million when compared to the same period in 2002. The decline was primarily in securities sold under agreements to repurchase.

Our notes payable and FHLB advances consist of our revolving and term debt and the Bank’s FHLB advances. Borrowings from the FHLB totaled $100.0 million at both September 30, 2003 and December 31, 2002. Also, at September 30, 2003 and December 31, 2002, we had aggregate borrowings of $10.5 million outstanding under our $10.0 million subordinated debt agreement and $500,000 term loan. We have an $11.5 million revolving credit facility that has not yet been drawn upon.

CAPITAL RESOURCES

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. The trust preferred securities also qualify as Tier I capital up to certain limits. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated loan, and the portion of any trust preferred securities not includable in Tier I capital.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At both September 30, 2003 and December 31, 2002, the holding company was considered “well capitalized” under capital guidelines for bank holding companies set by the Federal Reserve.

In addition, at both September 30, 2003 and December 31, 2002, the Bank was considered “well capitalized” under regulatory capital guidelines.

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$229,049	10.58%	>$173,225	>8.00%	>$216,532	>10.00%
Cole Taylor Bank	232,844	10.78	> 172,829	>8.00	> 216,037	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	191,891	8.86	> 86,613	>4.00	> 129,919	> 6.00
Cole Taylor Bank	205,747	9.52	> 86,415	>4.00	> 129,622	> 6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	191,891	7.48	> 102,621	>4.00	> 128,276	> 5.00
Cole Taylor Bank	205,747	8.04	> 102,480	>4.00	> 128,009	> 5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.61%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	> 160,547	>8.00	> 200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	> 80,545	>4.00	> 120,817	> 6.00
Cole Taylor Bank	184,984	9.22	> 80,273	>4.00	> 120,410	> 6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	> 98,625	>4.00	> 123,281	> 5.00
Cole Taylor Bank	184,984	7.52	> 98,406	>4.00	> 123,008	> 5.00

During the first nine months of 2003, we declared preferred stock dividends of $1.6875 per share, totaling $2.6 million, and common stock dividends of $0.18 per share, totaling $1.7 million.

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

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of September 30, 2003, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $42.0 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

LIQUIDITY

From December 31, 2002 to September 30, 2003, our cash and cash equivalent balances increased $42.3 million to $135.2 million. Significant sources of funds included $205.7 million of proceeds from principal repayments and maturities of investment securities, $61.7 million increase in deposits and $28.0 million in cash provided from operating activities. The increase in deposits was largely in time deposits, as funding from brokered certificates of deposits increased by $71.6 million, and customer certificates of deposits increased by $42.0 million. These increases were partially offset by a decrease in other interest-bearing deposit balances, primarily money market account balances. We manage the liquidity risk associated with wholesale funding by using predominantly longer term products.

Uses of funds included the purchase of $212.1 million of investment securities, a net increase in loans of $18.3 million, and reduced short-term borrowings of $16.7 million. During the nine month period ended September 30, 2003, we purchased $212.1 million of available-for-sale investment securities to reinvest the large repayments received from the investment portfolio.

At the holding company level, we maintained the same level of borrowings at September 30, 2003 as we had outstanding at December 31, 2002. We also have an $11.5 million revolving credit facility, which has not yet been drawn upon.

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

At September 30, 2003, we had $829.1 million of commitments to extend credit and $100.8 million of financial and performance standby letters of credit. In comparison, at December 31, 2002, we had $841.2 million of commitments to extend credit and $58.0 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

At September 30, 2003, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management.

During the first nine months of 2003, we entered into interest rate exchange contracts with notional amounts totaling $225 million. These swaps were designated to hedge either the fair values of brokered certificates of deposit or the interest receipts on variable rate commercial loans.

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

Under the terms of the swaps relating to interest receipts from variable rate commercial loans, we received a fixed interest rate and paid a floating rate based upon the prime-lending rate. These swaps, which were accounted for as cash flow hedges, have been highly effective. At September 30, 2003, the fair value of the interest rate swaps was $3.0 million and was recorded as an asset with the corresponding gain recorded in other comprehensive income in stockholders’ equity, net of tax.

In October 2003, the interest rate swaps relating to interest receipts on variable rate commercial loans were sold back to the issuer. The gain resulting from the termination, which totaled $1.4 million, will be recognized as an adjustment to interest income over the remaining term of the swaps.

We also have contractual obligations under operating leases for certain of our banking facilities. During the first quarter of 2003, we signed an operating lease for 108,000 square feet of office and operational space for our corporate center in Rosemont, Illinois. We began to occupy the facility and incur rent expense in September 2003. The lease expires in August of 2014. Our obligation to make future payments under this operating lease is $534,000 during 2004, $657,000 during 2005, $676,000 during 2006, $697,000 during 2007, and $13.2 million during 2008 through 2014.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances and rates in effect at the model date excluding the swaps sold in early October 2003. Our most recent modeling reflected the market and portfolio interest rates in effect at September 30, 2003. Net interest income is computed by the model assuming interest rates unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. We model changes in the shape (steepness) of the yield curve, other parallel shifts in the yield, such as a 400 basis point increase in interest rates, and balance sheet growth scenarios.

As predicted by our December 31, 2002 and June 30, 2003 simulations, the net interest margin has declined. Our September 30, 2003 modeling indicates that even if market interest rates were to remain unchanged from September 30, 2003, our earning asset yields would decline more than our liability rates, resulting in a reduced net interest margin.

Our simulation modeling also indicates that net interest income would be under further downward pressure if rates continued to fall, reflecting an exposure to declining market rates. At September 30, 2003, net interest income at risk for year one in the falling rate scenario was calculated at $3.4 million, or 3.61%, lower than the net interest income in the rates unchanged scenario. Conversely, net interest income for year one in the rising rate scenario was calculated to be $3.7 million, or 3.96%, higher than the net interest income in the rates unchanged scenario at September 30, 2003. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at September 30, 2003 was generally consistent with our exposure at December 31, 2002.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at September 30, 2003 and December 31, 2002:

	Change in Future Net Interest Income
	At September 30, 2003		At December 31, 2002
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,749	3.96%	$2,670	2.61%
- 75 basis points over one year	(3,414)	(3.61%)	—	—
- 100 basis points over one year	—	—	(4,668)	(4.56%)

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. On October 9, 2003, the FASB deferred the effective date for applying some provisions of this interpretation until the fourth quarter of 2003. We do not expect that the adoption of this Interpretation will have any significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We do not expect that the adoption of this Statement will have any significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have any significant impact on our consolidated financial statements.

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

	2003 Quarter Ended			2002 Quarter Ended				2001 Quarter Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(dollars in thousands)
Interest income	$34,576	$34,873	$34,787	$35,942	$37,184	$36,775	$36,114	$37,571
Interest expense	9,856	10,567	10,608	10,957	11,183	11,186	11,354	13,311

Net interest income	24,720	24,306	24,179	24,985	26,001	25,589	24,760	24,260
Provision for loan losses	2,700	1,533	2,300	2,475	2,475	2,475	2,475	3,000
Noninterest income	4,590	4,977	4,535	4,526	5,077	5,368	4,932	5,361
Securities gains, net	—	—	—	—	2,068	—	8	22
Litigation settlement charge	—	—	—	—	(2,609)	64,509	—	—
Noninterest expense	19,005	19,223	18,450	21,022	20,637	20,794	18,801	20,795

Income (loss) before income taxes	7,605	8,527	7,964	6,014	12,643	(56,821)	8,424	5,848
Income taxes	2,013	2,988	2,839	2,099	3,754	2,651	3,171	1,919

Net income (loss)	$5,592	$5,539	$5,125	$3,915	$8,889	$(59,472)	$5,253	$3,929

Earnings (loss) per common share:
Basic	$0.50	$0.50	$0.45	$0.35	$1.18	$(8.82)	$0.64	$0.45
Diluted	0.50	0.49	0.45	0.35	1.17	(8.82)	0.64	0.45

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

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

1)	On July 23, 2003, a Report on Form 8-K was furnished in conjunction with the Company’s quarterly earnings release for the quarter ended June 30, 2003.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: November 13, 2003	/s/ J. CHRISTOPHER ALSTRIN

J. Christopher Alstrin Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR

Jeffrey W. Taylor Chairman and Chief Executive Officer (Principal Executive Officer)