Form 10-K
period 2003-12-31
TAYLOR CAPITAL GROUP INC
filed 2004-03-11
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9550 West Higgins Road

Rosemont, Illinois 60018

(Address, including zip code, of principal executive offices)

(847) 653-7978

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

9.75% Trust Preferred Securities Issued by TAYC Capital Trust I and the

Guarantee With Respect Thereto

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $101,376,927 and is based upon the last sales price as quoted on the Nasdaq National Market on March 3, 2004.

At March 3, 2004, there were 9,488,794 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if historically low interest rates continue or if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 1. Business

Overview

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of products and services to both commercial and consumer customers. We currently operate 10 bank branches throughout the Chicago metropolitan area. At December 31, 2003, we had assets of approximately $2.6 billion, deposits of approximately $2.0 billion, and stockholders’ equity of $176.5 million. At December 31, 2003, our gross loans portfolio totaled $1.96 billion, including $1.60 billion of commercial loans, $87 million of residential mortgages, $253 million of home equity loans, and $25 million of consumer installment loans.

Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family. Taylor Capital Group, Inc. was formed in 1996 in connection with the split-off of the Bank from Cole Taylor Financial Group, Inc. (later renamed Reliance Acceptance Group, Inc.).

We also own all of the stock of TAYC Capital Trust I, a Delaware statutory trust that we formed solely to issue trust preferred securities. See Note 12 of the Notes to the Consolidated Financial Statements.

Our Products and Services

Our primary business is commercial banking. As of December 31, 2003, approximately 81% of our loan portfolio was comprised of commercial loans. We also offer wealth management, community banking and certain trust products and services.

Business Banking

Our commercial banking business is comprised of commercial lending and real estate construction and investment lending activities. Our targeted commercial customers are middle-market and small companies. Our commercial lending activities consist of providing loans for the following customer needs: working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. Additionally, we offer asset-based credit facilities, including, in some cases, where strong asset values and financial controls support businesses with otherwise minimally acceptable operating performance or experience. We offer products and services to a wide variety of commercial customers involved with manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our real estate lending activities consist of providing loans to professional home builders, condominium and commercial real estate developers and investors. Our real estate development customers seek acquisition, development and construction loans and standby letters of credit for terms generally from 18 to 36 months. The majority of our development and construction lending is for residential single-family home development, primarily in the suburban communities of Chicago. Our real estate investment customers seek term financing on selected income producing properties, including multi-family, retail, office and industrial properties.

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

Community Banking

We also provide services and offer banking products to community-based customers located near our branch locations. These customers, typically individuals and municipalities, seek credit and deposit products from a convenient, reliable and stable institution with reasonably competitive products and automated delivery channels such as automated teller machines, telephone and internet banking. Our community banking products include checking, savings and money market accounts, certificates of deposit, personal lines of credit and vehicle loans. We provide portfolio management expertise, offering stocks, bonds, mutual funds, annuities and insurance products through a third party broker-dealer with representatives located in our branches.

Residential Real Estate Lending

We offer residential mortgages and home equity lending to our wealth management and community banking customers. Through 2001, we were active in the conforming first mortgage loan origination market. The majority of the mortgage loans we originated were sold into the secondary market with servicing released. As of December 31, 2003, we held $87 million of mortgage loans. Through 2002, we originated home equity loans and lines of credit through mortgage brokers as well as through our branches. The majority of our outstanding home equity assets were sourced through mortgage brokers, but underwritten by us. We ceased acquiring home equity loans through mortgage brokers at the end of 2002. As of December 31, 2003, we held $110 million of home equity loans and lines of credit sourced through brokers.

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

The Gramm-Leach-Bliley Act, enacted in November 1999, expanded the permissible activities of a bank holding company and eliminated restrictions imposed by the Glass-Steagall Act, in the 1930s, which prevented banking, insurance and securities firms from fully entering each other’s business. While it is uncertain what the full impact of this legislation will be, the financial services industry may experience further consolidation and intensified competition. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve. For more information on the Gramm-Leach-Bliley Act, see the section of this annual report captioned “Supervision and Regulation — The Bank — Gramm-Leach-Bliley Act.”

Employees

Together with the Bank, we had approximately 483 full-time equivalent employees as of December 31, 2003. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Federal and state laws and regulations generally applicable to financial institutions govern, among other things, our scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to financial institutions establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

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

The Bank Holding Company Act also generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the

Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.” Under current regulations of the Federal Reserve, we are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

As of December 31, 2003, we had regulatory capital in excess of the Federal Reserve’s minimum levels. Our ratio of total capital to risk weighted assets at December 31, 2003 was 10.44%, our ratio of Tier 1 capital to risk weighted assets was 8.73%, and our Tier 1 leverage ratio was 7.64%. As of December 31, 2003, we were “well-capitalized” pursuant to Federal Reserve regulations.

Dividends. As a corporation incorporated in Delaware, we are subject to the Delaware General Corporation Law, referred to as the DGCL, which allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, as noted in the “General” section above, bank holding companies are expected, under Federal Reserve policy, to serve as a source of financial strength for their depository institution subsidiaries. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit the payment of dividends by banks and bank holding companies.

As a bank holding company, we are a legal entity separate and distinct from the Bank. Our principal asset is the outstanding capital stock of the Bank. As a result, we must rely on payments from the Bank to meet our obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or other cash flow requirements. As of December 31, 2003, the holding company was under no special regulatory restrictions that would prohibit it from declaring or paying a dividend.

See Note 16 of Notes to Consolidated Financial Statements for regulatory disclosures.

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

Financing Corporation Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund, referred to as the SAIF, has been used to cover interest payments due on the outstanding obligations of the Financing Corporation. The Financing Corporation was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members such as the Bank became subject to assessments to cover the interest payments on outstanding Financing Corporation obligations. These Financing Corporation assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding Financing Corporation obligations in 2019, BIF members, including the Bank, and SAIF members will share the cost of the interest on the Financing Corporation bonds on a pro rata basis. During the year ended December 31, 2003, the Bank paid Financing Corporation assessments totaling approximately $313,000.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Illinois Commissioner of Banks to fund the operations of the Illinois Commissioner of Banks. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the Illinois Commissioner of Banks. During the year ended December 31, 2003, the Bank paid supervisory assessments to the Illinois Commissioner of Banks totaling approximately $239,000.

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

During 2003, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2003, the Bank’s ratio of total capital to risk-weighted assets was 10.75%, its ratio of Tier 1 capital to risk-weighted assets was 9.50%, and its Tier 1 leverage ratio was 8.31%. As such, the Bank as of December 31, 2003 was “well-capitalized” under federal regulations. See Note 16 of Notes to Consolidated Financial Statements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan (which must be guaranteed by the institution’s holding company); limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. To be considered well-capitalized under the regulations, a bank must maintain a total risk-based capital ratio in excess of 10%, Tier 1 risk-based capital ratio of 6% or more and a Tier 1 leverage ratio in excess of 5%. As of December 31, 2003, the Bank was well-capitalized pursuant to Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $45.9 million available to be paid as dividends to us as of December 31, 2003. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As of December 31, 2003, the Bank was under no special regulatory restriction that would prohibit it from declaring or paying a dividend.

Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the holding company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the holding company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state, rather than the acquisition of an out-of-state bank in its entirety, is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to “opt-out” of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2003, the Bank had $7.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received both stock and cash dividends on its FHLB stock.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in its capital.

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

Bank Secrecy Act/USA Patriot Act. The federal Bank Secrecy Act and related laws and regulations generally require insured institutions to disclose suspicious activity related to their customers’ accounts to the United States government. Filings are required for numerous reasons including known or suspected cases of money laundering, illegally obtained funds, or transactions with no apparent business or legal purpose. In addition, the Bank Secrecy Laws require the use of a customer identification program and other actions to ensure that insured institutions “know their customers.” On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Bank has in place policies and procedures designed to ensure its compliance with the Bank Secrecy Laws and the USA PATRIOT Act. However, as regulation in this area continues to evolve, the Bank’s costs related to compliance may increase.

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

State Consumer Protection Laws. In addition to the federal consumer protection laws discussed above, the Bank is also subject to state consumer protection laws that regulate its mortgage origination and lending businesses. Through 2002, the Bank originated home equity loans and lines of credit through mortgage brokers as well as through our branches. The Bank ceased acquiring home equity loans through mortgage brokers at the end of 2002. However, the Bank does continue to offer home equity loans and lines of credit as part of its wealth management product offering. The Bank uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Illinois law, but might not be authorized by the laws of the states in which the borrowers are located. As an FDIC-insured, state member bank, the Bank is authorized by Section 27 of the Federal Deposit Insurance Act, or FDIA, to charge interest at rates allowed by the laws of the state where the Bank is located regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. The FDIC has opined that a state bank with branches outside of the state in which it is chartered may also be located in a state in which it maintains an interstate branch. The Bank relies on Section 27 of the FDIA and the

FDIC opinion in conducting its home equity lending business described above. From time to time, state regulators have questioned the application of Section 27 of the FDIA to credit practices affecting citizens of their states. Any change in Section 27 of the FDIA or in the FDIC’s interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity loan business.

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

Item 2. Properties

In October 2003, we moved our principal offices from our facility in Wheeling, Illinois to our new Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease our Corporate Center under an operating lease that commenced on September 10, 2003 and expires on August 31, 2014. We have the option to renew the lease for up to two additional five-year terms, which would extend the lease to August 31, 2024.

In connection with our new corporate center consolidation, we abandoned two of the three floors at our leased Wheeling facility, two of the four floors at our owned Burbank facility and all of our Ashland facility. We still maintain space for customer banking centers on the ground floors of the Wheeling and Burbank facilities. We are continuing to work with a national real estate consultant to examine options concerning the Wheeling and Burbank facilities. Our options include subleasing the unused space or sale of the buildings (or lease purchase options), with a lease-back of the ground floor customer banking centers.

Our Ashland facility is already under a sales contract. We are currently obtaining the necessary approvals to demolish the Ashland structure, and we expect that the sale will be consummated in the first half of 2004. We intend to retain a portion of the land that we own at the site to construct a smaller customer banking center. Until the new center is complete, we have relocated the customer banking center to the temporary Bishop location. The Bishop customer banking center is a 980 square foot store-front location with a lease that is scheduled to expire in July 2005.

Upon ceasing to use the two floors at the Wheeling facility, we recorded a $3.5 million lease abandonment charge comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that was abandoned and a $2.6 million charge for the liability related to the operating lease. This $2.6 million charge was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no economic benefit other than through subleasing. The abandonment liability will be adjusted over the remaining term of lease. The operating lease is scheduled to end March 2010.

In the fourth quarter of 2003, we closed our leased Jackson customer banking facility. The lease was scheduled to expire in the first quarter of 2004. Customers who used this facility were directed to another customer banking center located nearby.

Of our ten banking center locations, we own six of the buildings from which the bank branches are operated, including Skokie, Burbank, Yorktown, Broadview, Old Orchard, and Milwaukee. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling, Woodlawn, West Washington, and Bishop branches, which in accordance with the current lease terms expire in, or may be extended to March 2010, May 2013, December 2007, and July 2005, respectively.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	108,174
Wheeling	350 East Dundee Road, Wheeling, Illinois	58,310
West Washington	111 West Washington, Chicago, Illinois	40,662
Ashland	47th Street and Ashland, Chicago, Illinois	79,260
Bishop	4644 South Bishop Street, Chicago, Illinois	980
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Woodlawn	824 E. 63rd Street, Chicago, Illinois	2,100
Broadview	Cermak and 17th Street, Broadview, Illinois	5,550
Burbank	5501 West 79th Street, Burbank, Illinois	37,500
Yorktown	One Yorktown Center, Lombard, Illinois	12,400
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000

On an ongoing basis we evaluate additional potential sites for new banking center locations. We carefully assess the local market opportunity and explore facility options from leasing to acquisition and construction. In connection with those activities, we sometimes enter into non-binding letters of intent. No firm commitments have been executed for additional sites at this time.

Item 3. Legal Proceedings

We are from time to time a party to litigation arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “TAYC”. The high and low sales price of our common stock since it began trading on the Nasdaq National Market on October 16, 2002, in connection with our initial public offering, is set forth below:

	High	Low
2003
Quarter Ended March 31	$20.85	$17.78
Quarter Ended June 30	25.80	19.55
Quarter Ended September 30	25.12	20.60
Quarter Ended December 31	27.99	23.23

2002
Quarter Ended December 31	$18.60	$16.75

As of March 3, 2004, the closing price of our common stock was $26.20.

Before our initial public offering, there was no established public market for our common stock.

As of March 3, 2004, there were 57 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2003 and 2002, the dividends declared on our common stock, adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002:

	2003 Dividends Per Share of Common Stock	2002 Dividends Per Share of Common Stock
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06

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

It is our intention to continue to pay cash dividends on the common stock to the extent permitted by our loan agreement, applicable banking regulations and the terms of the trust preferred securities. As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service, and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities. In addition, our loan agreement and the terms of our Series A preferred stock also limit our ability to pay dividends on our common stock. See the section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, captioned “Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

Item 6: Selected Consolidated Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for five years ended December 31, 2003, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Income Statement Data:
Net interest income	$96,730	$101,335	$91,718	$87,322	$78,834
Provision for loan losses	9,233	9,900	9,700	7,454	6,000

Net interest income after provision for loan losses	87,497	91,435	82,018	79,868	72,834
Noninterest income:
Service charges	12,336	12,206	11,914	10,346	9,609
Trust and investment management fees	4,852	5,267	6,425	4,654	4,563
Mortgage-banking activities	(408)	332	2,122	1,534	2,682
Gain on sale of investment securities, net	—	2,076	2,333	750	108
Other noninterest income	2,261	2,098	1,479	1,989	2,228

Total noninterest income	19,041	21,979	24,273	19,273	19,190
Noninterest expense:
Salaries and employee benefits	41,066	43,780	43,207	39,383	38,205
Legal fees, net	943	4,098	2,504	12,053	6,226
Goodwill amortization	—	—	2,316	2,326	2,393
Lease abandonment charge	3,534	—	—	—	—
Litigation settlement charge	—	61,900	—	—	—
Other noninterest expense	33,680	33,376	31,105	26,821	25,720

Total noninterest expense	79,223	143,154	79,132	80,583	72,544

Income (loss) before income taxes and cumulative effect of change in accounting principle	27,315	(29,740)	27,159	18,558	19,480
Income taxes	8,568	11,675	9,528	9,604	7,973
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(214)

Net income (loss)	18,747	(41,415)	17,631	8,954	11,293
Preferred dividend requirements	(3,443)	(3,442)	(3,443)	(3,443)	(3,442)

Net income (loss) applicable to common stockholders	$15,304	$(44,857)	$14,188	$5,511	$7,851

Common Share Data: (1)
Basic earnings (loss) per share	$1.62	$(6.12)	$2.07	$0.80	$1.13
Diluted earnings (loss) per share	1.61	(6.12)	2.05	0.79	1.12
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share	14.57	13.87	19.41	17.25	15.76
Dividend payout ratio	14.91%	(3.92)%	11.61%	30.13%	21.30%
Weighted average shares – basic earnings per share	9,449,336	7,323,979	6,862,761	6,919,751	6,967,028
Weighted average shares – diluted earnings per share	9,528,785	7,323,979	6,908,070	6,960,494	6,991,478
Shares outstanding – end of year	9,486,724	9,410,660	6,836,028	6,902,289	6,939,240

	Year Ended December 31,
	2003		2002		2001		2000		1999
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$2,603,656		$2,535,461		$2,390,670		$2,263,323		$2,044,370
Investment securities	488,302		501,606		494,208		510,187		433,412
Total loans	1,962,008		1,879,474		1,741,637		1,611,692		1,456,805
Allowance for loan losses	34,356		34,073		31,118		29,568		26,261
Goodwill	23,354		23,354		23,354		25,671		28,860
Total deposits	2,013,084		1,963,749		1,833,689		1,742,830		1,607,550
Short-term borrowings	219,108		215,360		244,993		249,819		147,129
Notes payable and FHLB advances	110,500		110,500		111,000		77,000		114,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000		45,000		—		—		—
Preferred stock	38,250		38,250		38,250		38,250		38,250
Common stockholders’ equity	138,235		130,487		132,666		119,061		109,347
Total stockholders’ equity	176,485		168,737		170,916		157,311		147,597

Earnings Performance Data:
Return on average assets	0.73%		(1.70)%		0.75%		0.40%		0.57%
Return on average stockholders’ equity	10.86		(26.29)		10.62		5.93		7.70
Net interest margin (non tax-equivalent) (2)	3.95		4.37		4.13		4.14		4.26
Noninterest income to revenues	12.21		13.08		12.72		9.84		11.82
Efficiency ratio (3)	68.43		118.08		69.62		76.13		74.09
Loans to deposits	97.46		95.71		94.98		92.48		90.62
Average interest earning assets to average interest bearing liabilities	124.71		124.48		122.48		122.58		124.09
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.47	x	0.32	x	1.27	x	1.14	x	1.20	x
Excluding interest on deposits	2.17	x	(1.18	)x	1.97	x	1.49	x	1.65	x

Asset Quality Ratios:
Allowance for loan losses to total loans	1.75%		1.81%		1.79%		1.83%		1.80%
Allowance for loan losses to nonperforming loans (5)	150.79		186.62		178.84		264.69		180.90
Net loan charge-offs to average total loans	0.47		0.39		0.49		0.27		0.31
Nonperforming assets to total loans plus repossessed property (6)	1.17		1.00		1.03		0.71		1.06

Capital Ratios:
Total stockholders’ equity to assets – end of year	6.78%		6.66%		7.15%		6.95%		7.22%
Average stockholders’ equity to average assets	6.73		6.45		7.09		6.79		7.41
Leverage ratio	7.64		7.21		5.99		5.55		6.11
Tier 1 risk-based capital ratio	8.73		8.82		7.70		7.25		7.77
Total risk-based capital ratio	10.44		10.61		8.96		8.51		9.03

COLE TAYLOR BANK:
Net Income	$24,042		$25,387		$22,508		$21,797		$18,112
Return on average assets	0.94%		1.04%		0.96%		0.98%		0.92%
Stockholder’s equity to assets – end of year	9.16		8.72		8.41		8.35		8.46
Leverage ratio	8.31		7.52		7.37		7.06		7.41
Tier 1 risk-based capital ratio	9.50		9.22		9.46		9.22		9.41
Total risk-based capital ratio	10.75		10.47		10.72		10.47		10.68

(1)	All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and cumulative effect of change in accounting principle plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans includes nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets include nonperforming loans, other real estate, and other repossessed assets.

Item 7: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2003 and 2002 and the results of operations for the years ended December 31, 2003, 2002 and 2001. This discussion should be read together with the “Selected Consolidated Financial Data”, our audited financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this annual report. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Overview

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers, and currently operate 10 banking facilities throughout the Chicago metropolitan area.

We reported net income for the year ended December 31, 2003 of $18.7 million, or $1.61 per diluted common share, compared to a net loss of $41.4 million during 2002, or a loss of $6.12 per common share. The net loss reported in 2002 was the result of a charge of $61.9 million in connection with the settlement of litigation associated with the Company’s acquisition of the Bank in 1997. See the section of this discussion and analysis captioned “Litigation and Settlement” for further details of the litigation settlement charge. Without the net $61.9 million litigation settlement charge, the Company would have recorded net income of $20.5 million, or $2.32 per diluted common share in 2002. The lower net income in 2003, as compared to the 2002 period exclusive of the litigation settlement charge, was primarily a result of decreased net interest income and noninterest income. The decline in diluted earnings per share was also a result of an increase in the number of common shares outstanding. In October 2002, the Company issued 2,587,500 additional shares in an initial public offering.

Exclusive of the litigation settlement charge, net income in 2002 of $20.5 million was higher than the reported net income in 2001 of $17.6 million, or $2.05 per diluted common share. Net income during 2002 was positively impacted by the adoption of a new accounting standard on January 1, 2002 that ceased the amortization of goodwill. Net income in 2001 included $2.3 million of goodwill amortization expense. See the section captioned “Notes to Consolidated Financial Statements–Goodwill and Intangible Assets” of our audited financial statements contained elsewhere in this annual report for additional details. Excluding goodwill amortization, net income during 2001 would have been $19.9 million, or $2.39 per diluted share. Despite the modest increase in pro forma net income in 2002, pro forma diluted earnings per share comparison declined between 2002 and 2001 due to the additional common shares issued in October 2002.

Management uses certain non-GAAP financial measures and ratios to evaluate the Company’s performance. Specifically, management reviews net income and the related earnings per share amounts excluding the $61.9 million litigation settlement charge during 2002 and the amortization of goodwill, which ceased in 2001. We believe that excluding the non-recurring litigation settlement charge from both net income and earnings per share presents a more suitable comparison of our period-to-period results because of the extraordinary nature of the litigation that led to the settlement charge and the likelihood that such a significant event will not reoccur. In addition, we believe that excluding the amortization of goodwill in 2001 allows a better comparison of period-to-period results because of the change in method of accounting for goodwill. The following table reconciles net income as reported under generally accepted accounting principles, or GAAP, on the Company’s Consolidated Statements of Income to the non-GAAP pro forma net income.

	For the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands, except per share data)
Net income (loss) - as stated	$18,747	$(41,415)	$17,631
Add back:
Litigation settlement charge	—	61,900	—
Goodwill amortization	—	—	2,316

Pro forma net income	$18,747	$20,485	$19,947

Earnings (loss) per common share:
Basic - as stated	$1.62	$(6.12)	$2.07
Diluted - as stated	1.61	(6.12)	2.05
Basic - pro forma	$1.62	$2.33	$2.41
Diluted - pro forma	1.61	2.32	2.39

Total assets increased $68.2 million, or 2.7%, during 2003 to total $2.60 billion at December 31, 2003, as compared to $2.54 billion at December 31, 2002. Most of the increase in total assets during 2003 was due to loan growth. Total loans increased to $1.96 billion at December 31, 2003 from $1.88 billion at year-end 2002, an increase of $82.5 million, or 4.4%. Total deposits were $2.01 billion at December 31, 2003, a $49.3 million, or 2.5%, increase as compared to total deposits at December 31, 2002 of $1.96 billion. Stockholders’ equity was $176.5 million at December 31, 2003, an increase of $7.7 million as compared to stockholders’ equity of $168.7 million at December 31, 2002.

Litigation and Settlement

During 2002, we agreed to settle outstanding litigation concerning our 1997 acquisition of the Bank. We entered into certain settlement agreements with the plaintiffs and other parties in the cases to halt the substantial expense, inconvenience, and distraction of continued litigation and to eliminate any exposure and uncertainty that may have existed as a result of such litigation. These agreements provided that, subject to our completion of a public offering of trust preferred and common securities and the dismissal of the lawsuits, we would pay an amount equal to (1) $65 million, plus (2) a contingent amount based on the offering price of the common shares, minus (3) a minimum of $3.1 million as a partial reimbursement to us of offering expenses.

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

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Our accounting policies are contained in the section of this annual report captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies”. Certain accounting policies require us to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made by us are based upon historical experience or other factors which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.

The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties surrounding our portfolio of borrowers’ abilities to successfully execute their business models through changing economic environments and competitive challenges as well as management and other changes greatly complicates the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Goodwill Impairment

We have goodwill of $23.4 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicated that the carry value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2003 and no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the preferred stock, trust preferred securities, and the notes payable at the holding company.

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves are reasonable. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved. It is likely that the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

Results of Operations as of and for the years ended December 31, 2003, 2002, and 2001

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

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002. Net interest income was $96.7 million during the year ended December 31, 2003, as compared to $101.3 million during 2002, a decrease of $4.6 million, or 4.5%. With an adjustment for tax-exempt income, our consolidated net interest income was $98.2 million, a decrease of $4.9 million, or 4.7%, as compared to $103.1 million during 2002. The net interest income declined because of compression in our net interest margin, despite an increase in average interest-earning assets. The tax equivalent net interest margin was 4.01% during 2003 compared to 4.44% during the annual period in 2002. The continued low interest rate environment has negatively impacted our net interest margin. Our interest-earning asset yield declined 71 basis points to 5.66% during 2003 from 6.37% during 2002. However, the cost of interest-bearing liabilities declined only 35 basis points from 2.40% during 2002 to 2.05% during 2003. The $45.0 million of 9.75% junior subordinated debentures, which were issued in October 2002, caused approximately 17 basis points of the decline in the net interest margin between the two annual periods. The tax equivalent net interest spread, which is the difference between the weighted average yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.61% during 2003 as compared to 3.97% during 2002.

Average interest-earning assets during 2003 rose to $2.45 billion, an increase of $126.7 million, or 5.5%, as compared to average interest-earning assets of $2.32 billion during 2002. The growth in the loan portfolio accounted for the majority of the increase in average interest earning assets. An increase in cash equivalent balances of $21.5 million accounted for the remainder of the growth in average interest-earning assets. Average loan balances were $1.90 billion during the 2003 compared to $1.80 billion during the year ago period. A $165.9 million, or 12.8%, increase in average commercial and commercial real estate loans produced most of the loan growth. The increase in these loan balances was partly offset by lower residential mortgage, home equity and consumer loans, products that we chose to de-emphasize. Between the two annual periods, the yield on loans declined 63 basis points to 5.96% during 2003 as compared to 6.59% during 2002. The asset growth was funded with interest-bearing deposit balances, with time deposit balances comprising the majority of the increase. Average time deposit balances increased to $927.5 million during 2003 compared to $794.7 million during 2002. Higher average brokered and out-of-market certificates of deposit produced the majority of the increase.

If the current historically low interest rate environment continues, we would expect it to have a negative impact on our net interest margin and, therefore, our net interest income. Our portfolios of investment securities and loans still contain assets with yields above the current market rates. Therefore, as higher-rate assets cash flow and are replaced with current yield assets, we will experience continued downward pressure on our overall earning assets yield. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001. Net interest income was $101.3 million during the year ended December 31, 2002, as compared to $91.7 million during 2001, an increase of $9.6 million, or 10.5%. With an adjustment for tax-exempt income, our consolidated net interest income was $103.1 million, an increase of $9.3 million, or 9.9%, as compared to $93.8 million during 2001. An increase in average interest-earning assets as well as a higher net interest margin produced the increase in both net interest income and tax-exempt income adjusted net interest income. Net interest margin increased to 4.44% during 2002 as compared to 4.22% during 2001. The significant decline in market interest rates between the two periods caused both the yield on interest-earning assets and the cost of interest-bearing liabilities to fall. However, the decline in the cost of interest-bearing liabilities was larger, resulting in an overall increase in the net interest margin. Between the two periods, the cost of interest-bearing liabilities declined 173 basis points, while the yield on interest-earning assets declined by 123 basis points. The larger decline in the cost of interest-bearing liabilities also caused the net interest spread to increase to 3.97% during 2002 as compared to 3.47% during 2001.

During 2002, average interest-earning assets totaled $2.32 billion, an increase of $100.0 million, or 4.5%, as compared to average interest-earning assets of $2.22 billion during 2001. Most of the increase in average interest-earning assets occurred in loans, which increased to $1.80 billion during 2002, an increase of $140.5 million, or 8.5%, as compared to $1.66 billion during 2001. The increase in average loan balances resulted from higher average commercial and commercial real estate loans of $93.8 million and home equity and consumer loans of $95.1 million, partly offset by a decrease in residential mortgage loans. The yield on interest-earning assets declined 123 basis points to 6.37% during 2002 as compared to 7.60% during 2001. Declining market interest rates, including a 475 basis point reduction in the Bank’s prime lending rate during 2001, caused the decrease in the yield because much of the commercial loan and home equity line portfolios are indexed to the Bank’s prime lending rate. On the funding side, the declining interest rate environment also lowered our cost of funds. The cost of interest-bearing liabilities decreased 173 basis points to 2.40% during 2002 as compared to 4.13% during 2001. Our cost of deposits decreased 176 basis points while our cost of borrowings declined by 159 basis points. The net interest margin in 2002 was impacted, to a limited extent, by the issuance of the $45.0 million of trust preferred securities on October 21, 2002.

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the Consolidated Statements of Income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net interest income as stated	$96,730	$101,335	$91,718
Tax equivalent adjustment-investments	1,263	1,525	1,885
Tax equivalent adjustment-loans	181	190	162

Tax equivalent net interest income	$98,174	$103,050	$93,765

Yield on earning assets without tax adjustment	5.60%	6.30%	7.50%
Yield on earning assets - tax equivalent	5.66%	6.37%	7.60%

Net interest margin without tax adjustment	3.95%	4.37%	4.13%
Net interest margin - tax equivalent	4.01%	4.44%	4.22%

Net interest spread - without tax adjustment	3.55%	3.90%	3.37%
Net interest spread - tax equivalent	3.61%	3.97%	3.47%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

	Year Ended December 31,
	2003			2002			2001
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$454,956	$21,158	4.65%	$439,889	$24,448	5.56%	$438,469	$27,318	6.23%
Tax-exempt (tax equivalent) (2)	49,316	3,572	7.24	57,278	4,284	7.48	67,253	5,212	7.75

Total investment securities	504,272	24,730	4.90	497,167	28,732	5.78	505,722	32,530	6.43

Cash Equivalents	43,248	454	1.04	21,743	364	1.65	53,612	1,993	3.67

Loans (3):
Commercial and commercial real estate	1,466,351	85,883	5.78	1,300,409	84,918	6.44	1,206,629	96,484	7.89
Residential real estate mortgages	105,484	6,216	5.89	137,915	9,631	6.98	186,356	14,023	7.52
Home equity and consumer	326,769	16,418	5.02	362,220	20,791	5.74	267,097	20,886	7.82
Fees on loans		4,627			3,294			2,665

Net loans (tax equivalent) (2)	1,898,604	113,144	5.96	1,800,544	118,634	6.59	1,660,082	134,058	8.08

Total interest earning assets	2,446,124	138,328	5.66	2,319,454	147,730	6.37	2,219,416	168,581	7.60

NON-EARNING ASSETS:
Allowance for loan losses	(35,160)			(33,347)			(31,407)
Cash and due from banks	58,616			60,263			58,655
Accrued interest and other assets	97,104			95,896			95,823

TOTAL ASSETS	$2,566,684			$2,442,266			$2,342,487

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$564,645	4,672	0.83	$618,819	8,524	1.38	$527,905	14,231	2.70
Savings deposits	90,975	346	0.38	89,360	750	0.84	88,531	1,181	1.33
Time deposits	927,481	23,378	2.52	794,728	26,011	3.27	823,889	43,763	5.31

Total interest-bearing deposits	1,583,101	28,396	1.79	1,502,907	35,285	2.35	1,440,325	59,175	4.11

Short-term borrowings	219,913	2,124	0.97	227,557	3,339	1.47	247,393	9,010	3.64
Notes payable and FHLB advances	113,374	4,617	4.02	124,007	5,098	4.05	124,352	6,631	5.26
Trust preferred securities	45,000	5,017	11.15	8,877	958	10.79	—	—	—

Total interest-bearing liabilities	1,961,388	40,154	2.05	1,863,348	44,680	2.40	1,812,070	74,816	4.13

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	394,511			372,387			333,000
Accrued interest and other liabilities	38,170			48,986			31,365

Total noninterest-bearing liabilities	432,681			421,373			364,365

STOCKHOLDERS’ EQUITY	172,615			157,545			166,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,566,684			$2,442,266			$2,342,487

Net interest income (tax equivalent)		$98,174			$103,050			$93,765

Net interest spread (4)			3.61%			3.97%			3.47%

Net interest margin (5)			4.01%			4.44%			4.22%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

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

	Year Ended December 31,
	2003 over 2002 INCREASE/(DECREASE)			2002 over 2001 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$816	$(4,106)	$(3,290)	$88	$(2,958)	$(2,870)
Tax-exempt	(578)	(134)	(712)	(751)	(177)	(928)
Cash equivalents	259	(169)	90	(841)	(788)	(1,629)
Loans	6,241	(11,731)	(5,490)	10,708	(26,132)	(15,424)

Total interest-earning assets			(9,402)			(20,851)

INTEREST PAID ON:
Interest-bearing demand deposits	(694)	(3,158)	(3,852)	2,144	(7,851)	(5,707)
Savings deposits	13	(417)	(404)	11	(442)	(431)
Time deposits	3,914	(6,547)	(2,633)	(1,498)	(16,254)	(17,752)
Short-term borrowings	(109)	(1,106)	(1,215)	(672)	(4,999)	(5,671)
Notes payable and FHLB advances	(443)	(38)	(481)	(19)	(1,514)	(1,533)
Trust preferred securities	4,026	33	4,059	958	—	958

Total interest-bearing liabilities			(4,526)			(30,136)

Net interest income	$5,481	$(10,357)	$(4,876)	$5,291	$3,994	$9,285

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the sections of this discussion and analysis captioned “Application of Critical Accounting Policies—Allowance for Loan Losses”, “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses”.

Our provision for loan losses was $9.2 million for 2003, a decrease of $667,000, as compared to the provision of $9.9 million in 2002. The provision for 2003 was lower than for 2002 due to a more favorable outlook, based on our evaluation of key qualitative factors, including the economic environment and the continuing improvement in our credit administration. Net charge offs totaled $9.0 million in 2003.

Our $9.9 million provision for loan loss in 2002 was $200,000, higher than the provision of $9.7 million for 2001. This increase was primarily a result of quantitative factors including the increase in commercial loans and loans with less favorable risk ratings. Net charge offs totaled $6.9 million in 2002.

We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Service charges	$12,336	$12,206	$11,914
Trust and investment management fees	4,852	5,267	6,425
Gain on sale of trust assets	—	510	—
Mortgage-banking activities	(408)	332	2,122
Gain on sale of investment securities, net	—	2,076	2,333
Other noninterest income	2,261	1,588	1,479

Total noninterest income	$19,041	$21,979	$24,273

Our noninterest income was $19.0 million during 2003 compared to $22.0 million during 2002, a decrease of $2.9 million or 13.4%. Most of the decline is related to gains on the sale of investment securities of $2.1 million and certain trust assets of $510,000 during 2002. In addition, lower trust and investment management fees and revenues from mortgage banking activities also contributed to the decline. Noninterest income during 2002 was $2.3 million, or 9.5%, lower than noninterest income of $24.3 million during 2001. The decline in 2002 was primarily a result of lower mortgage-banking revenues and trust fees, partly offset by a slight increase in service charges and the $510,000 gain on the sale of certain trust assets.

Service charges arise principally on deposit accounts. Service charges were essentially unchanged in 2003 at $12.3 million compared to $12.2 million in 2002. Service charges during 2002 were $292,000, or 2.5% higher than service charges of $11.9 million during 2001. Reported service charge income is impacted by a number of factors including the volume of deposit service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The increase in service charge income in 2002 as compared to 2001 was primarily due to the declining earnings credit rate in 2002. The average earnings credit rate in 2002 was approximately 215 basis points lower than during 2001. The earnings credit rate is the credit given to customers for their collected checking account balances. That credit is available to offset deposit service transaction fees on the customer’s account. The average earnings credit rate declined 68 basis points during 2003 as compared to 2002.

Trust and investment management fees declined to $4.9 million during 2003, a decrease of $415,000, or 7.9% as compared to $5.3 million during 2002. Trust revenues have declined because of our exit from fiduciary personal and employee benefit trust services in late 2002. In the second half of 2002, we sold a portion of these lines of trust business and recorded a gain of $510,000. We continue to provide corporate trust, land trust and tax deferred exchange trust services. We also generate fees from our wealth management services, including financial planning, insurance, and asset management services. Trust and investment management fees in 2002 were $1.2 million, or 18.0%, lower than the $6.4 million of fees during 2001. The decline was due to the sale of trust assets in the second half of 2002 and higher than expected run-off in the trust business we acquired in October 2000.

We incurred losses related to our mortgage-banking activities of $408,000 during 2003. The losses resulted from indemnification agreements on loans sold in prior periods. As of December 31, 2003, we had approximately $1.7 million of loans that we had sold in prior years for which we had agreed to indemnify a third party for losses that may result from underwriting or documentation deficiencies. The losses recorded in 2003 include actual indemnification losses incurred to date as well as our estimate of future losses from sold loans still outstanding and subject to such indemnification agreements. Revenue from mortgage-banking activities was $332,000 and $2.1 million for the years ended December 31, 2002 and 2001, respectively. In 2001, we discontinued the origination of mortgages for sale into the secondary market and the origination of first mortgage loans for non-bank customers. In 2002, we ceased most other mortgage banking activities.

We recorded no gains or losses on the sale of investment securities in 2003. Net gains on the sale of available-for-sale investment securities totaled $2.1 million and $2.3 million for the years ended December 31, 2002 and 2001, respectively. During 2002, we sold $93 million of U.S. government agency securities at a gain of $2.1 million and reinvested the proceeds in U.S. government agency securities with longer maturities to extend the duration of the investment portfolio. The securities sales in 2001 resulted from a restructuring of a portion of the investment portfolio in which U.S. government agency securities that were maturing within the next two years were sold at a gain and replaced with longer-term mortgage related securities.

Other noninterest income, which principally includes letters of credit fees, fees from financial services (i.e., the sale of insurance and other financial services products), ATM fees from non-customer accounts, and safe deposit rental fees, totaled $2.3 million, $1.6 million and $1.5 million, during the years ended December 31, 2003, 2002, and 2001, respectively. The increase in 2003, as compared to 2002, resulted from higher fees received primarily from performance stand-by letters of credit relating to our residential real estate construction financing. Other noninterest income in 2002 included $590,000 of proceeds received from key man life insurance policies following the death of Sidney Taylor, the former Chairman of the Company’s Executive Committee.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Salaries and employee benefits	$41,066	$43,780	$43,207
Occupancy of premises	7,203	6,500	6,940
Lease abandonment charge	3,534	—	—
Building sale write down	—	386	—
Furniture and equipment	3,457	3,457	4,421
Holding company legal fees, net	(1,019)	1,600	674
Bank legal fees, net	1,962	2,498	1,830
Advertising and public relations	3,050	2,187	1,069
Corporate insurance	2,989	1,634	816
Computer processing	2,038	2,400	2,254
Consulting	1,184	1,264	2,422
Goodwill amortization	—	—	2,316
Other intangible assets amortization	370	366	251
Other real estate and repossessed asset expense	155	393	602
Litigation settlement charge	—	61,900	—
Other noninterest expense	13,234	14,789	12,330

Total noninterest expense	$79,223	$143,154	$79,132

Our noninterest expense in 2003 was $79.2 million compared to $143.2 million during 2002. Excluding the litigation settlement charge of $61.9 million in 2002, noninterest expense for 2003 would have decreased $2.0 million, or 2.5%, as compared to 2002. Lower net legal fees and salaries and benefits expense contributed to the decrease in noninterest expense in 2003. These declines in noninterest expense were partially offset by a $3.5 million charge related to the abandonment of a leased facility. Noninterest expense in 2001 was $79.1 million and included $2.3 million of goodwill amortization expense. As a result of a new accounting standard adopted on January 1, 2002, goodwill is no longer amortized. Without the litigation settlement expense in 2002 and the amortization expense of goodwill during 2001, noninterest expense during 2002 would have increased by $4.4 million, or 5.8%, over noninterest expense in 2001. The increase between the two periods was mainly produced by higher legal fees, advertising, corporate insurance, and other expense.

Salaries and employee benefits represent the largest category of our noninterest expense. During 2003, salaries and employee benefit expense totaled $41.1 million, a $2.7 million, or 6.2%, decrease as compared to $43.8 million of expense in 2002. The decline in salaries and benefits in 2003 was due to a $1.1 million decline in incentive compensation and a $1.2 million decline in severance. Base salary expense remained relatively flat as the effect of fewer employees was partially offset by merit and job grade increases. At December 31, 2003, we had 483 full-time equivalent employees as compared to 531 full-time equivalent employees at December 31, 2002.

Salaries and employee benefits expense in 2002 was $573,000, or 1.3%, higher than the expense of $43.2 million in 2001. Additional severance expense of $1.4 million in 2002, partly offset by savings of approximately $1.3 million in salaries and commissions from the exit of mortgage-banking activities, caused the increase in expense during the 2002 period. An increase in base salaries also contributed to the increase during 2002. The higher base salary expense was due to an increase in average salary per employee as we began to increase the number of professionals in our core banking business. We had 531 full-time equivalent employees at December 31, 2002, compared to 552 full-time equivalent employees at December 31, 2001.

During 2001 we also had $2.0 million of additional expense related to the employee stock ownership plan, or ESOP. In connection with the acquisition of the Bank in 1997, we entered into an agreement with the ESOP trustee that required us to value the shares that were in the ESOP at the time of acquisition (control-value shares) at the same value that the shares of the controlling owners were valued. Semi-annually, we obtained an appraisal that computed separate values for minority shareholders and a separate value, with a premium, for the control-value shares. In contemplation of our initial public offering, we and the ESOP trustee agreed to terminate the original agreement and, in consideration for the termination, we paid into the ESOP a control-value cash premium of $2.1 million for those participants in the ESOP with control-value shares. An estimate of the control value premium was recorded during the fourth quarter of 2001 when the agreement between us and the ESOP Trustee was signed, and was adjusted during the first quarter of 2002 when the third-party appraisal was completed and the actual control value premium was calculated.

Our occupancy of premises expense increased $703,000, or 10.8%, to $7.2 million during 2003 from $6.5 million during 2002. Most of the increase was associated with the additional space leased for our new corporate center. During September and October 2003, we transitioned our administrative and operations departments to our new corporate center, a 108,000 square feet leased office space in Rosemont, Illinois. Departments that transitioned to the corporate center were previously located in our Wheeling, Ashland, and Burbank facilities. We are currently considering alternatives for each of these facilities. Our occupancy of premises expense could vary in future periods depending on the timing and success of our disposition of excess space at these facilities and the potential addition of new banking facilities. See the section of this discussion and analysis captioned “Financial Condition—Non-earning Assets” for additional details. In October of 2003, we also closed our Jackson customer banking center just before its lease expired. We directed customers who had used this facility to another customer banking center located nearby. Occupancy of premises expense declined $440,000, or 6.3%, in 2002 from the $6.9 million of expense in 2001. The decline was primarily due to lower lease expense, primarily because we closed our Cicero customer banking facility in January 2002 when the lease expired. Our customers were directed to another of our facilities located less than one mile from the Cicero facility.

In connection with the corporate center consolidation, we abandoned our administrative offices on the second and third floors of our Wheeling facility. Upon ceasing to use this space, we recorded a $3.5 million lease abandonment charge. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease. This $2.6 million charge was computed based upon the remaining lease payments, reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no future economic benefit other than through subleasing. The abandonment liability will be adjusted over the remaining term of lease. The operating lease is scheduled to end March 2010.

In addition, as part of the plan of consolidation, during the fourth quarter of 2002, we entered into an agreement to sell our Ashland branch facility and a $386,000 loss was recorded to write down the asset to the contracted selling price, less the cost to sell. We expect to complete the sale during the first half of 2004.

Furniture and equipment expense was $3.5 million during both 2003 and 2002. We expect that this expense may increase in the future as we amortize the new furniture and equipment acquired in the fourth quarter of 2003 in connection with the corporate center consolidation. Furniture and equipment expense in 2001 was $4.4 million, or $964,000 higher than in 2002. Technology and computer equipment that was placed in service for year 2000 readiness became fully depreciated during 2002.

Holding company legal fees during 2003 consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. During 2002 and prior years, holding company legal fees included costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. Portions of our defense costs related to the litigation, which were recorded as expenses in previous periods, had been submitted to insurance carriers for reimbursement. During 2003 and 2001, we received a $2.1 million and $2.9 million reimbursement of such legal costs, respectively. We received no such reimbursements in 2002 and we do not expect to receive any further reimbursements related to that litigation. As a result of the reimbursement received in 2003, we reported a net reimbursement of holding company legal fees of $1.0 million compared to an expense of $1.6 million during 2002. Holding Company legal fees totaled $674,000 in 2001 or $926,000 less than in 2002, primarily because of the legal fee reimbursements during 2001.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Legal fees were $2.0 million during 2003 compared to $2.5 million during 2002 and $1.8 million during 2001. The higher legal fees in 2002 were primarily caused by increased collection activity and professional fees related to our decision to exit some non-core lines of business and to develop new products and services for our core business banking customers.

Advertising and public relations expense increased to $3.1 million during the year ended December 31, 2003, as compared to $2.2 million during 2002 and $1.1 million of expense in 2001. Our advertising expense increased in 2003 and 2002 because of a media campaign to increase the Bank’s visibility in the business community. This campaign included television commercials, which began airing in 2003, and print advertising. During 2002, we also introduced a new corporate identity with a more contemporary logo. The costs of producing the television commercials were capitalized in 2002 and 2003 and are being amortized, beginning in 2003, over three years, which is the expected time horizon over which the commercials will be aired. The amortization expense during 2003 was $256,000. At December 31, 2003 and 2002, the balance of capitalized advertising costs totaled $503,000 and $582,000, respectively.

Corporate insurance totaled $3.0 million during 2003, compared to $1.6 million and $816,000 during 2002 and 2001, respectively. The increase in expense was caused by higher costs for our directors and officers’ insurance policy associated with market-driven costs, including those of becoming a publicly-traded company. Insurance expense was higher in 2003 from a full year’s impact of the higher premium.

Our computer processing expense is comprised of payments to third party processors, primarily for our “mission critical” data processing applications including loans, deposits, and general ledger and ATM operations.

Our computer processing expense was $2.0 million during 2003, compared to $2.4 million during 2002 and $2.3 million during 2001. A slight decline in expense for our primary data processing vendor caused the decline during 2003 as compared to 2002.

Consulting expense was $1.2 million, $1.3 million, and $2.4 million during the years ended December 31, 2003, 2002, and 2001, respectively. The higher expense in 2001 was due to projects undertaken during that year that related to information technology, strategic and facilities planning, and marketing consultation.

Goodwill amortization expense of $2.3 million during 2001 related to the goodwill created when we acquired the Bank in 1997. A new accounting standard adopted on January 1, 2002 eliminated the amortization expense on goodwill. Upon adoption, we had $23.4 million of goodwill that will no longer be subject to amortization, but will be subject to possible write-downs based upon annual impairment testing.

At December 31, 2003, we had $67,000 of intangible assets related to the purchase of lines of trust business. The intangible assets are amortized over their estimated useful life, which is periodically reevaluated. Other intangible assets amortization expense was $370,000, $366,000, and $251,000 during 2003, 2002, and 2001, respectively. During 2002, we accelerated the amortization of the intangible asset associated with an acquisition of trust business we purchased in October 2000 because the decrease in revenue related to this business exceeded our initial expectations. At December 31, 2003, the intangible asset associated with this October 2000 purchase had been fully amortized. The remaining intangible is scheduled to be amortized at $13,000 per year for the next five years.

Other real estate and repossessed asset expense was $155,000 during the year ended December 31, 2003, compared to expense of $393,000 and $602,000 during 2002 and 2001, respectively. This net expense is influenced to a large degree by the number and complexity of properties being maintained pending their sale.

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

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $13.2 million during 2003, compared to $14.8 million during 2002. Two events were the primary causes of the decrease in this expense during 2003 as compared to 2002. First, during 2002 because of negative trends in the manufactured housing industry, we recorded a $1.0 million charge to establish a reserve related to interest receivable carried in connection with our indirect originated consumer loans secured by manufactured homes. This reserve was increased by $500,000 in 2003. The reserve represents our estimate of the portion of this prepaid interest receivable that may not be collectable. Second, during 2002, we recorded an $856,000 charge related to consideration paid for the contractual termination of a revenue sharing agreement associated with the trust business acquired in October 2000. As part of that acquisition, we had agreed to share a portion of the trust revenues earned on the accounts purchased over the following five years. In connection with our exit of certain fiduciary trust activities we have sold some of the trust accounts that were subject to this revenue sharing agreement. In addition, lower outside services, operating losses, which primarily related to non-employee initiated fraud involving either loan or deposit accounts, employee training and development, and other professional services contributed to the decrease in 2003 as compared to 2002. Other noninterest expense were $12.3 million during 2001 or $2.5 million less than 2002. In addition to the 2002 charges related to the manufactured home loan portfolio and the trust contract termination, increases in armored car services, computer software, and employee training and development caused the increase in expense between 2002 and 2001.

Income Taxes

We recorded income tax expense of $8.6 million during 2003, resulting in an effective income tax rate of 31%. The effective tax rate in 2003 was impacted by the recognition of a $1.0 million income tax benefit relating to allocated tax reserves representing expenses deducted on a prior year’s tax return, unrelated to the litigation settlement.

Despite a net loss during 2002, we recorded income tax expense of $11.7 million primarily because we did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million. While we have not recognized any income tax benefit for financial reporting purposes for this charge, we did deduct a portion of the settlement on our 2002 tax return. We will recognize the income tax benefit on our financial statements when we determine that it is probable that the position taken on our tax return will be sustained by the taxing authorities.

Income tax expense during 2001 totaled $9.5 million. Our effective income tax rate was approximately 35% during 2001.

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

Financial Condition

Our total assets increased $68.2 million, or 2.7%, during 2003 to $2.60 billion at December 31, 2003 compared to $2.54 billion at December 31, 2002. Higher period-end loan balances accounted for most of the increase. Total deposits reached $2.01 billion at December 31, 2003, an increase of $49.3 million, or 2.5%, as compared to total deposits of $1.96 billion at December 31, 2002. Total stockholders’ equity increased $7.7 million during 2003 to $176.5 million at December 31, 2003.

Average interest-earning assets during 2003 increased by $126.7 million, or 5.5% to total $2.45 billion, as compared to $2.32 billion during 2002. A $98.1 million increase in average loan balances and a $21.5 million increase in interest-bearing cash equivalent balances combined to produce the increase in average interest-earning assets.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of federal funds sold, deposits with the Federal Home Loan Bank, and investments in money market mutual funds managed by other financial institutions. These balances are overnight or over weekend investments and are maintained primarily for liquidity management purposes.

Investment Securities

Our investment portfolio primarily serves as a source of income. In addition, our investment portfolio is used as a source of liquidity and for interest rate risk management purposes. In managing our investment portfolio within the composition of the entire balance sheet, we balance our earnings, credit and interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2003:
U.S. government agency securities	$176,888	$180,243	$—	$—	$176,888	$180,243
Collateralized mortgage obligations	116,053	116,300	—	—	116,053	116,300
Mortgage-backed securities	143,259	143,072	—	—	143,259	143,072
State and municipal obligations	45,918	48,162	—	—	45,918	48,162
Other debt securities	—	—	525	564	525	564

Total	$482,118	$487,777	$525	$564	$482,643	$488,341

December 31, 2002:
U.S. government agency securities	$152,143	$157,726	$—	$—	$152,143	$157,726
Collateralized mortgage obligations	227,207	234,382	—	—	227,207	234,382
Mortgage-backed securities	51,944	55,200	—	—	51,944	55,200
State and municipal obligations	51,539	53,473	—	—	51,539	53,473
Other debt securities	—	—	825	884	825	884

Total	$482,833	$500,781	$825	$884	$483,658	$501,665

December 31, 2001:
U.S. Treasury securities	$10,013	$10,078	$—	$—	$10,013	$10,078
U.S. government agency securities	140,710	144,011	—	—	140,710	144,011
Collateralized mortgage obligations	192,073	193,985	—	—	192,073	193,985
Mortgage-backed securities	80,820	82,647	—	—	80,820	82,647
State and municipal obligations	62,317	62,637	—	—	62,317	62,637
Other debt securities	—	—	850	900	850	900

Total	$485,933	$493,358	$850	$900	$486,783	$494,258

Investment securities do not include investments in Federal Home Loan Bank and Federal Reserve Bank stock of $12.1 million, $11.0 million and $10.6 million, at December 31, 2003, 2002, and 2001, respectively. These investments are stated at cost.

Our investment portfolio totaled $488.3 million at December 31, 2003, a decrease of $13.3 million as compared to the investment portfolio of $501.6 million at December 31, 2002. Because of the continued low interest rate environment, the portfolio experienced significant repayments of mortgage-related securities. To offset these repayments, we purchased additional mortgage-back securities, and to a lesser extent, collateralized mortgage obligations, or CMOs, and U.S. government agency securities during 2003. In addition, the unrealized gain on the available-for-sale portion of the portfolio declined $12.3 million due to changes in market interest rates and prepayment speeds during the year.

At December 31, 2003, we had $2.4 million of gross unrealized losses in the investment portfolio. All the unrealized losses in the investment securities portfolio were associated with 13 mortgage-backed securities and collateralized mortgage obligations, and of all these securities have been in a loss position for less than 12 continuous months. These unrealized losses were caused by changes in interest rates and prepayment speeds during the year. We believe that none of these unrealized losses represent other than temporary impairments of our investment portfolio.

Our investment portfolio totaled $501.6 million at December 31, 2002, an increase of $7.4 million over year-end 2001. During 2002, we sold approximately $93 million of U.S. government agency securities, at a gain of $2.1 million, and reinvested the proceeds in other U.S. government agency securities with longer maturities to extend the duration of the portfolio. In addition, on January 1, 2001, upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we made a one-time transfer of our state and municipal obligations, with a carrying value of $69.1 million, from the held-to-maturity classification to the available-for-sale classification. Upon reclassification, we recorded a gross unrealized gain of $854,000, a deferred tax liability of $299,000, and a net increase to stockholders’ equity of $555,000.

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2003
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government agency securities	$45,670	5.71%	$134,573	2.79%	$—	—%	$—	—%	$180,243	3.53%
Collateralized mortgage obligations (2)	34,416	5.71	56,106	3.98	25,778	4.22	—	—	116,300	4.55
Mortgage-backed securities (2)	23,751	4.33	68,114	4.22	44,443	4.11	6,764	4.56	143,072	4.22
States and political subdivisions (3)	6,232	7.51	11,984	6.12	8,203	7.18	21,743	7.68	48,162	7.18

Total available-for-sale	110,069	5.51	270,777	3.54	78,424	4.47	28,507	6.94	487,777	4.34
Held-to-maturity securities (4):
Other debt securities	250	8.40	250	7.50	25	2.25	—	—	525	7.68

Total held-to-maturity	250	8.40	250	7.50	25	2.25	—	—	525	7.68

Total securities	$110,319	5.52%	$271,027	3.55%	$78,449	4.47%	$28,507	6.94%	$488,302	4.34%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.
(4)	Based on amortized cost.

Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. Our mortgage-backed securities holdings consist principally of direct “pass through” securities issued by the Fannie Mae (formerly known as Federal National Mortgage Association) and Freddie Mac (formerly known as the Federal Home Loan Mortgage Corporation). These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk associated with mortgage-backed securities. Our CMOs consist primarily of planned amortization class securities that are backed by fixed-rate, single-family mortgage loans. Although CMOs are guaranteed as to principal and interest by certain agencies, primarily Fannie Mae and Freddie Mac, they possess market risk due to the prepayment risk associated with the underlying collateral.

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. However, certain municipal issues, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions. We also have investments in Federal Reserve Bank stock and Federal Home Loan Bank stock which are required to be maintained for various purposes. At December 31, 2003, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold.

Approximately 55% of our investment securities portfolio at December 31, 2003 was used as collateral for public funds deposits and securities sold under agreements to repurchase.

        Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial and industrial	$589,987	$586,885	$521,592	$481,812	$453,170
Commercial real estate	642,364	484,015	354,214	353,043	348,592
Real estate – construction	364,294	317,739	380,674	328,856	260,972
Residential real estate – mortgages	86,710	117,652	160,699	188,766	183,427
Mortgage loans held-for-sale	—	—	1,147	7,004	8,917
Home equity loans and lines of credit	253,006	336,727	273,133	209,870	172,009
Consumer	24,636	34,572	47,572	40,414	27,317
Other loans	1,330	2,412	3,461	2,836	3,272

Gross loans	1,962,327	1,880,002	1,742,492	1,612,601	1,457,676
Less: Unearned discount	(319)	(528)	(855)	(909)	(871)

Total loans	1,962,008	1,879,474	1,741,637	1,611,692	1,456,805
Less: Allowance for loan losses	(34,356)	(34,073)	(31,118)	(29,568)	(26,261)

Loans, net	$1,927,652	$1,845,401	$1,710,519	$1,582,124	$1,430,544

At December 31, 2003, 2002, and 2001, our gross loans totaled $1.96 billion, $1.88 billion, and $1.74 billion, respectively. Most of the growth in the loan portfolio during 2003 was in the commercial real estate and real estate—construction portfolios. These increases more than offset the run off experienced in the consumer-oriented loan products that we chose to de-emphasize. During 2001, we discontinued origination of indirect auto and manufactured homes and de-emphasized first mortgage products. At the end of 2002, we ceased acquiring home equity loans and lines from mortgage brokers. Beginning in 2003, we referred conforming first mortgage loans to a third party. As a result of these changes, the impact of our commercial lending portfolios on our overall performance has increased.

Commercial and industrial (C&I) loans were $590.0 million, $586.9 million, and $521.6 million, at December 31, 2003, 2002, and 2001, respectively. These loans have represented between 30% and 31% of our portfolio over the last three years. Commercial and industrial loans are one of our core products. After experiencing increasing growth during 2002, 2001 and 2000, this portfolio remained essentially flat in 2003. We believe, based on information published by the Federal Reserve Bank, that C&I loan outstandings at many commercial banks have declined over the last two years, indicating overall soft C&I loan demand. In addition, as a consequence of some of our borrowers experiencing operating difficulties, certain large customers with outstanding loans between $5 and $10 million were administered out of the bank because we were no longer comfortable with the credit quality characteristics of the customer.

While total commercial credit line commitments increased, the percentage of the total commercial credit lines actually drawn on by the borrowers declined to 59% in 2003 as compared to 62% in 2002 and 63% in 2001.

Loans secured by commercial real estate have been a growing portion of our commercial portfolio. These loans totaled $642.4 million, $484.0 million, and $354.2 million, at December 31, 2003, 2002, and 2001, respectively. Our commercial real estate loans, as a percentage of total loans, increased to 33% at December 31, 2003, compared to 26% at December 31, 2002 and 20% at December 31, 2001. Our commercial real estate loans consist of commercial owner-occupied and investment properties. The growth in commercial real estate loans in 2003 and 2002 related primarily to investment properties. Commercial real estate lending has remained strong over the last two years as historically low interest rates have added to the attractiveness of real estate investments.

Our real estate-construction loans totaled $364.3 million, $317.7 million and $380.7 million at December 31, 2003, 2002 and 2001, respectively. The portfolio, as a percentage of gross loans, was 19%, 17%, and 22% at December 31, 2003, 2002, and 2001, respectively. These loans consist primarily of loans to professional homebuilders and developers. Our real estate construction loans declined in 2002 as we reduced our construction lending in the condominium market. Growth in 2003 has been attributable to single-family home development.

Our portfolio of residential real estate-mortgages continues to decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2003, this portfolio totaled $86.7 million compared to $117.7 million and $160.7 million at December 31, 2002 and 2001, respectively. Correspondingly, this portfolio as a percentage of gross loans has decreased to 4% at year-end 2003 from 6% at the end of 2002 and 9% at December 31, 2001. We expect that this portfolio of loans will continue to decline as we focus more on our core customers’ business needs. In addition, in 2001 we stopped originating loans for sale into the secondary market, and as a result, we no longer have loans classified as held-for-sale.

Our portfolio of home equity loans and lines of credit decreased to $253.0 million at December 31, 2003 as compared to $336.7 million at December 31, 2002 and $273.1 million at December 31, 2001. This portfolio as a percentage of the total loan portfolio was 13%, 18%, and 16% at December 31, 2003, 2002, and 2001, respectively. At the end of 2002, we made the strategic decision to discontinue the origination of third-party sourced home equity products and as a result, this portfolio declined during 2003 and is expected to continue to decline in future periods. At December 31, 2003, approximately 31% of our home equity loans and lines, after giving effect to any outstanding first mortgage loans, exceeded 80% of the appraised value of the underlying real estate collateral. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of appraised value. Approximately 43% of our outstanding home equity loans and lines were originally sourced through mortgage brokers, but were still subject to the Bank’s underwriting standards.

Consumer loans were $24.6 million, $34.6 million, and $47.6 million at December 31, 2003, 2002, and 2001, respectively. Of total consumer loans at December 31, 2003, 69% were indirect manufactured home loans, 13% were indirect auto and boat loans, 6% were direct auto loans, and the remaining 12% were other personal secured and unsecured loans. During 2003, we sold the remaining portion of our credit card portfolio for a very modest gain. In mid-2001, we discontinued the origination of indirect auto and manufactured homes, and we expect our indirect consumer loan portfolio to continue to decline as these loans repay. Our consumer loans as a percentage of gross loans decreased to 1% at December 31, 2003 compared to 2% and 3% of gross loans at December 31, 2002, and 2001, respectively.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2003(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$505,604	$337,389	$297,385	$82,655	$9,318	$1,232,351
Real estate – construction	179,856	27,495	147,925	8,643	375	364,294
Residential real estate – mortgages	6,345	9,932	9,724	11,986	48,723	86,710
Home equity loans and lines of credit	8,164	36,374	19,166	7,485	181,817	253,006
Consumer	3,652	5,432	84	14,948	520	24,636
Other loans	1,330	—	—	—	—	1,330

Total gross loans	$704,951	$416,622	$474,284	$125,717	$240,753	$1,962,327

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $4.4 million as of December 31, 2003.

Nonperforming Assets and Impaired Loans

Lending officers and their managers are responsible for continuous review of present and estimated future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, our credit administration area directs an objective loan review process that independently risk rates loans to monitor and confirm the effectiveness of the lending officer’s loan risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The current status of loans past due or current but graded below a designated level is reported by the responsible lending officer to a loan committee where consideration is given to placing the loan on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off.

Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are to be placed on nonaccrual when principal and interest is contractually past due 90 days, unless the loan is adequately secured and in the process of collection.

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,728	$6,151	$3,744	$4,487	$3,717
Nonaccrual loans	18,056	12,107	13,656	6,684	10,800

Total nonperforming loans	22,784	18,258	17,400	11,171	14,517
Other real estate	141	602	322	153	828
Other repossessed assets	23	23	247	132	136

Total nonperforming assets	$22,948	$18,883	$17,969	$11,456	$15,481

Restructured loans not included in nonperforming assets	$130	$313	$—	$—	$—

Nonperforming loans to total loans	1.16%	0.97%	1.00%	0.69%	1.00%
Nonperforming assets to total loans plus repossessed property	1.17%	1.00%	1.03%	0.71%	1.06%
Nonperforming assets to total assets	0.88%	0.74%	0.75%	0.51%	0.76%

Impaired loans are identified by their internal credit risk rating of either substandard or doubtful. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans for which management has serious doubts as to the ability of such borrowers to comply with the present contractual repayment schedule for both interest and principal. Loans where repayment is expected only through liquidation of collateral (but without an expected loss) are also included in this category. A loan is not considered impaired during a period of insignificant delay if we expect to collect all amounts due through normal operations of the borrower. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment. While impaired loans exhibit weaknesses that may inhibit repayment through the borrower’s normal operations, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, net of cost to sell.

Information about the impaired loans at or for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$12,788	$9,454	$18,906
With no related allowance for loan loss	11,559	7,453	1,557

Total	$24,347	$16,907	$20,463

Average balance of impaired loans for the year	$23,377	$16,616	$22,212
Allowance for loan loss related to impaired loans	5,503	3,333	7,082
Interest income recognized on impaired loans	982	598	1,145

In addition to the impaired loans, we continue to closely monitor the credit quality trends in the manufactured housing industry and its potential impact on our portfolio of loans secured by manufactured homes. These trends could lead to higher net charge-offs in the future. At December 31, 2003, our consumer loan portfolio included $17.0 million of loans to consumers secured by manufactured homes.

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

The formula portion of the allowance is calculated by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial, residential real estate mortgage and consumer loans. Those categories are further segregated by risk classification and in some cases by delinquency status. Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; for example home equity loans over 80% loan to value, home equity loans equal to or less than 80%, and loans secured by manufactured homes. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, segmenting loans with similar attributes and risk characteristics. We calculate actual historic loss rates for prior years for each separate loan segment identified. Each of the prior years’ historical loss rates is then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the segments, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied against the current period loans outstanding to derive an estimated loss.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that indicate a loss will probably be incurred, but the degree of certainty and loss quantification has not reached the charge-off level. The amount in the allowance for loan losses for impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, net of cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is established.

The unallocated portion of the allowance contains amounts that are based on management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The factors assessed are more qualitative in nature. Conditions affecting the entire lending portfolio evaluated in connection with the unallocated portion of the allowance include: general economic and business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations and findings of our independent loan review process. Executive management reviews these conditions quarterly in discussion with our senior lenders and credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as part of the formula allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment, management’s evaluation of the probable loss related to such conditions is reflected in the unallocated portion of the allowance.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Average total loans	$1,898,604	$1,800,544	$1,660,082	$1,550,403	$1,394,158

Total loans at end of year	$1,962,008	$1,879,474	$1,741,637	$1,611,692	$1,456,805

Allowance for loan losses:
Allowance at beginning of year	$34,073	$31,118	$29,568	$26,261	$24,599

Charge-offs:
Commercial and commercial real estate	(8,099)	(6,603)	(7,987)	(3,862)	(4,649)
Real estate –construction	—	(350)	—	—	—
Residential real estate – mortgages	(101)	(152)	(96)	(136)	(122)
Consumer and other (1)	(1,748)	(1,428)	(914)	(952)	(1,394)

Subtotal	(9,948)	(8,533)	(8,997)	(4,950)	(6,165)

Recoveries:
Commercial and commercial real estate	560	1,403	615	661	1,591
Real estate –construction	—	—	—	—	—
Residential real estate– mortgages	46	43	—	8	38
Consumer and other (1)	392	142	232	134	198

Subtotal	998	1,588	847	803	1,827

Net charge-offs	(8,950)	(6,945)	(8,150)	(4,147)	(4,338)

Provision for loan losses	9,233	9,900	9,700	7,454	6,000

Allowance at end of year	$34,356	$34,073	$31,118	$29,568	$26,261

Net charge-offs to average total loans	0.47%	0.39%	0.49%	0.27%	0.31%
Allowance to total loans at end of year	1.75%	1.81%	1.79%	1.83%	1.80%
Allowance to non-performing loans	150.79%	186.62%	178.84%	264.69%	180.90%

(1)	Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is highly probable and clearly identified. Net charge-offs totaled $9.0 million, or 0.47% of average loans, $6.9 million, or 0.39% of average loans, and $8.2 million, or 0.49% of average loans, for the years ended December 31, 2003, 2002 and 2001, respectively. The provision for loan losses was $9.2 million, $9.9 million and $9.7 million for the years ended December 31, 2003, 2002 and 2001 respectively. In each year, the provision for loan losses exceeded net charge offs.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2003		2002		2001		2000		1999
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$21,438	62.8%	$18,751	56.9%	$17,516	50.3%	$16,697	51.9%	$14,031	55.3%
Real estate – construction	6,337	18.6	5,564	16.9	5,710	21.9	4,933	20.5	4,567	18.0
Residential real estate – mortgages	526	4.4	376	6.3	402	9.2	472	11.8	1,834	12.7
Consumer and other	3,389	14.2	4,614	19.9	2,131	18.6	1,698	15.8	2,479	14.0
Unallocated	2,666	—	4,768	—	5,359	—	5,768	—	3,350	—

Total allowance for loan losses	$34,356	100.0%	$34,073	100.0%	$31,118	100.0%	$29,568	100.0%	$26,261	100.0%

(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

At December 31, 2003 and 2002, we had goodwill of $23.4 million, which relates to our 1997 acquisition of the Bank. Beginning on January 1, 2002, this goodwill is no longer subject to amortization. Goodwill is tested annually for impairment, and if at any time impairment exists, we will record an impairment loss. The goodwill was most recently tested for impairment as of July 1, 2003, and we determined that no impairment charge was necessary. No additions or disposals were recorded to goodwill during of 2003. Amortization expense on goodwill was $2.3 million for the year ended December 31, 2001.

At December 31, 2003 and 2002, we also had $67,000 and $438,000, respectively, of other intangible assets that relate to the purchase of lines of trust business. We reduced the intangible asset by $227,000 during 2002 related to the sale of a portion of trust business. There were no additions to intangible assets in 2003 or 2002.

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, increased to $20.5 million at December 31, 2003 as compared to $19.1 million at December 31, 2002. During September and October 2003, we transitioned our administrative and operations departments to our new corporate center, a 108,000 square feet leased office space in Rosemont, Illinois. The increase in premises, leasehold improvements, and equipment is associated with the leasehold improvements and new furniture and equipment at this new facility.

In connection with our corporate center consolidation during the fourth quarter of 2003, we abandoned our administrative offices on the second and third floors of our Wheeling facility. Upon ceasing to use this space, we recorded a $3.5 million lease abandonment charge, recorded in noninterest expense. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease. This $2.6 million charge was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no economic benefit other than through subleasing. The liability for lease abandonment will be adjusted over the remaining term of lease. The operating lease is scheduled to end March 2010. We still maintain space for a customer banking center on the ground floor of the building. We continue to utilize a national real estate consultant to examine options concerning this facility, including subleasing the unused space on the second and third floors or termination of the total building lease, followed by a lease of space on the ground floor for the customer banking center.

We are also working with the real estate consultant to explore options regarding our Burbank facility, which is an owned facility. We vacated two of the four floors of the building when we moved the operating departments located in this facility to the corporate center. We are investigating either the sale of the facility, followed by a lease of space on the ground and fourth floors for the existing customer service areas, or the lease of the vacated second and third floors.

During the fourth quarter of 2002, we agreed to sell our existing Ashland facility. In connection with this sale, we recorded a $386,000 loss during 2002. We are currently obtaining the necessary approvals to demolish the existing structure, and we expect that the sale will be completed in the first half of 2004. We intend to retain a portion of the land that we own at the site to construct a smaller customer banking center. Until the new center is complete, we have relocated the customer banking center to a nearby temporary storefront location.

During the fourth quarter of 2003, we closed our leased Jackson customer banking facility. The lease was scheduled to expire in the first quarter of 2004. The impact of this closure on our Consolidated Statements of Income was not significant. Customers who used this facility were directed to another customer banking center located nearby.

On an ongoing basis we evaluate additional potential sites for new banking center locations. We carefully assess the local market opportunity and explore facility options from leasing to acquisition and construction. In connection with those activities, we sometimes enter into non-binding letters of intent. No firm commitments have been executed for additional sites at this time.

Deposits

Our core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit, certain public funds and core customer repurchase agreements. Our customer repurchase agreements are reported as short-term borrowings. We also use brokered and other out-of-market certificates of deposit and FHLB advances to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2003			2002			2001
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$394,511	19.95%	—%	$372,387	19.85%	—%	$333,000	18.78%	—%
Interest-bearing demand deposits	564,645	28.55	0.83	618,819	33.00	1.38	527,905	29.77	2.70
Savings deposits	90,975	4.60	0.38	89,360	4.77	0.84	88,531	4.99	1.33
Time deposits:
Certificates of deposit	568,326	28.74	2.65	539,463	28.77	3.36	566,841	31.97	5.19
Brokered certificates of deposit	290,255	14.68	2.51	183,005	9.76	3.45	159,470	8.99	6.02
Public Funds	68,900	3.48	1.51	72,260	3.85	2.20	97,578	5.50	4.84

Total time deposits	927,481	46.90	2.52	794,728	42.38	3.27	823,889	46.46	5.31

Total deposits	$1,977,612	100.00%		$1,875,294	100.00%		$1,773,325	100.00%

The following table sets forth the period end balances of interest-bearing deposits at December 31, 2003, 2002 and 2001, respectively.

	At December 31,
	2003	2002	2001
	(in thousands)
NOW accounts	$136,119	$137,705	$128,515
Savings accounts	90,177	88,000	88,181
Money market deposits	425,449	463,761	568,120
Time deposits:
Certificates of deposit	498,189	458,671	467,293
Public time deposits	55,793	73,818	72,878
Brokered certificates of deposit	285,689	249,643	111,816
Out-of-market certificates of deposit	76,475	91,501	50,698

Total time deposits	916,146	873,633	702,685

Total interest-bearing deposits	$1,567,891	$1,563,099	$1,487,501

Year-to-date average deposits balances increased $102.3 million, or 5.5%, to $1.98 billion during 2003 compared to $1.88 billion during 2002. Period-end deposits increased $49.3 million or 2.5%, to $2.01 billion at December 31, 2003, compared to $1.96 billion at December 31, 2002. The year-to-date average deposit balances showed a larger increase than the period-end balances because asset growth in the first half of the year was not maintained in the last half of the year. We continued to rely on wholesale deposits as a source of funds, as our deposits from customers were essentially flat. An increase in noninterest-bearing demand deposits was largely offset by a decline in interest-bearing demand deposits. Year-to-date average balances of brokered CDs rose $107.2 million during 2003 to meet heavy asset funding needs in the first half of the year. However, period-end brokered CDs increased by only $36.0 million at December 31, 2003 from December 31, 2002. Additionally, while our year-to-date average out-of-market CD balances increased $25.3 million to $92.5 million, the period-end balances actually declined by $15.0 million. Year-to-date average noninterest-bearing demand deposits increased $22.1 million, or 5.9%.

During 2002, average deposit balances grew by $102.0 million, or 5.8%, to $1.88 billion as compared to $1.77 billion during 2001. Year-end deposit balances grew by $130.1 million, or 7.1%, to $1.96 billion at December 31, 2002 from $1.83 billion at December 31, 2001. During 2002, our mix of deposits changed as we obtained more deposits from wholesale sources. Year-end brokered and out-of-market certificates of deposit increased by $137.8 million and $40.8 million, respectively from December 31, 2001 to December 31, 2002, while average brokered and out-of-market certificates of deposit increased by $23.5 million and $17.5 million, respectively. During 2002, our customer deposits declined, primarily due to two large-deposit commercial customers who reduced money market deposits approximately $100 million in 2002. Noninterest-bearing demand deposits increased from existing commercial customers as a result of the declining earnings credit rate and the decline in alternative short-term investment rates as customer liquidity rose pending business investment.

Over the years, our earning asset growth has exceeded our core deposit growth, which has resulted in our use of brokered and out-of-market certificates of deposit and other borrowed funds. We offer certificates of deposit to out-of-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These certificates of deposit are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of certificates of deposit obtained through this marketing medium was $76.5 million at December 31, 2003, as compared to $91.5 million and $50.7 million at December 31, 2002, and 2001, respectively. We also issue brokered certificates of deposit. The balance of our brokered certificates of deposit was $285.7 million, $249.6 million, and $111.8 million at December 31, 2003, 2002, and 2001, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered certificates of deposit without prior regulatory approval. The Bank is categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels of, the Bank.

During 2002 and 2003, we entered into interest rate exchange contracts with a notional amount totaling $50.0 million to hedge the fair values of $50.0 million of brokered certificates of deposits for changes in interest rates. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon LIBOR.

Municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments, are an important funding source for the Bank. Total municipal deposits and repurchase agreements approximated $130 million, $124 million, and $164 million at December 31, 2003, 2002, and 2001, respectively. Most of these deposits are collateralized by investment securities in our investment portfolio.

Time deposits, including public funds, in denominations of $100,000 or more totaled $282.0 million at December 31, 2003. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2003:

December 31, 2003
(in thousands)
3 months or less	$114,822
Between 3 months and 6 months	51,722
Between 6 months and 12 months	53,628
Over 12 months	61,825

Total	$281,997

Short-Term Borrowings

We also use short-term borrowings to support our asset base. Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks. The securities sold under agreement to repurchase are primarily collateralized financing transactions and are primarily executed with core Bank customers. At December 31, 2003, our short-term borrowings totaled $219.1 million as compared to $215.4 million at December 31, 2002. Average short-term borrowings for 2003 were $219.9 million, as compared to $227.6 million for 2002. At December 31, 2003, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $90 million and $350 million, respectively.

The following table shows categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements were the only category meeting this criteria.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$169,890	$175,504	$219,816
Weighted average interest rate at year end	0.75%	1.02%	1.53%
Maximum amount outstanding (1)	$219,658	$211,150	$258,029
Average amount outstanding during the year	$182,017	$190,287	$202,781
Daily average interest rate during the year	0.97%	1.44%	3.63%

(1)	Based on amount outstanding at month end during each year.

Notes Payable and FHLB Advances

Notes payable consists of our subordinated debt, revolving credit facility, and term debt. FHLB advances consist of the Bank’s borrowings from the Federal Home Loan Bank of Chicago.

Notes payable. At both December 31, 2003 and 2002, we had $10.0 million outstanding on our subordinated debt. The subordinated debt is not secured by any of our assets and is subordinate to the claims of our general creditors. This debt requires interest only payments until its maturity on November 27, 2009. The subordinated debt bears interest, based upon our election, at the prime rate plus 2.50% or LIBOR plus 2.75%. The interest rate at December 31, 2003 and 2002 was 3.92% and 4.17%, respectively. The subordinated debt qualifies as Tier II capital under Federal Reserve capital adequacy guidelines.

We also had $500,000 outstanding under our term loan at both December 31, 2003 and 2002. This loan requires interest only payments until its maturity on November 27, 2009. The loan bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. The interest rate at both December 31, 2003 and 2002 was 3.50%. In addition, we have an $11.5 million revolving credit facility that has not yet been drawn upon. This facility bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. This facility also requires interest only payments until maturity. The facility was renewed during 2003 and the maturity date extended to November 27, 2004. The term note and the revolving credit facility are secured by all of our common stock of the Bank. Costs associated with obtaining the notes payable, consisting of loan fees and attorney costs, were capitalized and are being amortized, over seven years, to interest expense using the straight line method.

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets, and Company leverage. As of December 31, 2003, we were in compliance with these covenants. The agreement also restricts the amount of dividends that we can pay to shareholders and the amount of dividends that the Bank can pay to us. We are restricted from paying annual cash dividends to our common shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to us in excess of 60% of that year’s Bank net income.

FHLB advances. Borrowings from the FHLB totaled $100.0 million at both December 31, 2003 and 2002. At December 31, 2003, the FHLB advances were collateralized by $128.7 million of qualified first mortgage residential and home equity loans, $22.3 million of investment securities, and $7.2 million of FHLB stock. At December 31, 2002, the FHLB advances were collateralized by $197.2 million of qualified first mortgage residential and home equity loans, $4.0 million of investment securities, and $6.1 million of FHLB stock. The weighted average interest rates at December 31, 2003 and 2002 were 4.04% and 4.21%, respectively. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

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

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and our noncumulative perpetual preferred stock less goodwill. The trust preferred securities also qualify as Tier I capital up to certain limits. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated note payable and the portion of the trust preferred securities not includable in Tier I capital.

At both December 31, 2003 and 2002, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. Although our total regulatory capital increased during 2003, our ratios of total capital and Tier I capital to risk weighted asset declined due to the increase in our total risk-weighted assets. The ratio of Tier I capital to average assets increased however because the increase in average assets was not as large as the increase in year-end risk weighted assets. In 2002, all of our capital ratios increased because of the additional capital provided by our concurrent offerings of common and trust preferred securities, as well as the addition of our subordinated note payable.

At December 31, 2003, 2002, and 2001, the Bank was considered “well capitalized” under regulatory capital guidelines. All of the Bank’s capital ratios increased during 2003, as the Bank did not pay dividends to the holding company and growth in equity out paced the higher risk weighted and average assets. During 2002, the Bank’s capital ratios declined. These declines were primarily a result of the growth in risk-weighted and average assets, partly offset by higher capital from retained earnings. The Bank’s dividend payout as a percentage of Bank net income was 51%, and 58% the years ended December 31, 2002, and 2001, respectively. We intend to maintain the Bank’s capital levels at amounts above the regulatory “well capitalized” guidelines.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$177,300	>8.00%	>$221,625	>10.00%
Cole Taylor Bank	237,702	10.75	>176,823	>8.00	>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73	>88,650	>4.00	>132,975	>6.00
Cole Taylor Bank	209,990	9.50	>88,411	>4.00	>132,617	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64	>101,357	>4.00	>126,697	>5.00
Cole Taylor Bank	209,990	8.31	>101,130	>4.00	>126,413	>5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.61%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>160,547	>8.00	>200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	>80,545	>4.00	>120,817	>6.00
Cole Taylor Bank	184,984	9.22	>80,273	>4.00	>120,410	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	>98,625	>4.00	>123,281	>5.00
Cole Taylor Bank	184,984	7.52	>98,406	>4.00	>123,008	>5.00

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$162,446	8.96%	>$145,070	>8.00%	>$181,337	>10.00%
Cole Taylor Bank	194,409	10.72	> 145,114	>8.00	>181,392	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	139,674	7.70	> 72,535	>4.00	>108,802	>6.00
Cole Taylor Bank	171,631	9.46	> 72,557	>4.00	>108,835	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	139,674	5.99	> 93,252	>4.00	>116,565	>5.00
Cole Taylor Bank	171,631	7.37	> 93,190	>4.00	>116,488	>5.00

During 2003, 2002, and 2001, we declared preferred stock dividends of $2.25 per share, totaling $3.4 million in each year. We also declared common stock dividends of $0.24 per share in each of the last three years. Because of the increase in common shares outstanding, common stock dividends declared totaled $2.3 million in 2003, compared to $1.8 million in 2002 and $1.6 million in 2001.

As of December 31, 2003, we had purchased 323,007 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. Previously, under the terms of our ESOP, stock option agreements and the restricted stock program, we were obligated to purchase shares of our stock from terminated employees related to “put” rights. We purchased 91,527 treasury stock shares during 2002 at a total cost of $1.7 million and 93,309 shares at a total cost of $2.0 million in 2001. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans and we purchased no additional treasury shares in 2003.

We are currently evaluating alternatives to increase the efficiency of our capital structure. This could include lowering the cost of our preferred stock, either through negotiation of an exchange for another capital vehicle or repurchase and retirement of that preferred class.

Liquidity

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes brokered and out-of-market certificates of deposit, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risk associated with reliance on wholesale funding sources by extending and laddering the maturity of these liabilities and pledging collateral. The FHLB borrowings are collateralized by the Bank’s first mortgage residential and home equity loans, selected investment securities, and FHLB stock. In addition, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. The lendable value for the designated commercial loans is 80% and approximated $118 million at December 31, 2003. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provide additional short-term borrowing capacity of $90 million at December 31, 2003. Pre-approved repurchase agreement availability with major brokers and banks totaled $350 million at December 31, 2003, subject to acceptable unpledged marketable securities.

During 2003, total assets grew by $68.2 million, or 2.7%. The asset growth was funded almost equally by wholesale deposits and cash provided by operations. Most of the increase in wholesale deposits was from higher brokered CD balances. Cash inflows from operations exceeded cash outflows by $41.2 million during 2003. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2004.

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

Our net cash outflows from investing activities for the years ended December 31, 2003, 2002, and 2001 were $94.2 million, $140.3 million, and $125.9 million, respectively. During all three annual periods, the net outflow was caused by growth in loan balances. During 2003 and 2002, cash provided by repayments, maturities, and sales of investment securities were mostly reinvested in the purchase of additional investment securities. In 2001, net investment securities activity provided additional liquidity to meet funding needs.

Our net cash inflows from financing activities for years ended December 31, 2003, 2002, and 2001 were $48.6 million, $173.9 million, and $113.5 million, respectively. During 2003, the net inflow was primarily produced by a $49.3 million increase in deposits, primarily from wholesale sources. During 2002, from the issuance of 2,587,500 common shares, net of issuance costs, we received proceeds of $38.4 million, while we received net proceeds from the issuance of trust preferred securities of $41.9 million. In addition, during 2002, cash inflows of $130.1 million were also provided by deposit growth, primarily from wholesale funding sources. We also used a portion of the proceeds from the common stock and trust preferred offerings to reduce our notes payable. During 2001, net financing cash inflows were mainly provided by deposit growth, including repurchase agreements.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. However, during 2003 the Bank did not declare any dividends because we maintained sufficient liquidity from the proceeds of our concurrent offering of common and trust preferred securities during 2002 and the insurance reimbursement and estimated tax payment refund received in 2003. We received $13.0 million of dividends from the Bank during each of 2002 and 2001. Our notes payable agreement with our lender limits the amount of common dividends that the Bank can pay to us in any year to 60% of that year’s Bank net income. The Bank is also subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2003, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $45.9 million. We also have an $11.5 million revolving credit facility, which was not drawn upon at December 31, 2003.

Our liquidity uses at the holding company level consist primarily of dividends to stockholders, debt service requirements on the debentures issued to TAYC Capital Trust I, and expenses for general corporate purposes. We expect the Bank to resume paying us dividends during 2004, and we believe that the Bank currently has adequate capital to allow continued dividends out of earnings to support our expected liquidity demands arising from our normal operations.

During 2002, we received net proceeds of $38.4 million from the common stock offering and $41.9 million from the trust preferred offering. These proceeds are net of underwriters’ discount and issuance costs, such as legal and accounting fees and printing costs. We used $61.9 million of the net proceeds from the offerings on October 21, 2002 to fully satisfy our obligations under the litigation settlement agreements related to the 1997 acquisition of the Bank. We also used $17.0 million of the net proceeds to restructure our notes payable and reduce outstanding indebtedness.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, include commitments to extend credit, financial guarantees and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At December 31, 2003, we had $835.0 million of commitments to extend credit and $103.8 million of financial and performance standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, less than 65% of available consumer and commercial loan commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

The following table shows as of December 31, 2003 the loan commitments and financial guarantees by maturity date.

	December 31, 2003
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$407,395	$265,264	$22,264	$8,268	$703,191
Consumer	4,543	4,722	9,839	112,714	131,818
Financial guarantees:
Financial standby letters of credit	23,570	14,652	7,770	1,089	47,081
Performance standby letters of credit	41,120	15,510	135	—	56,765

At December 31, 2003, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management.

During 2003 and 2002, we entered into interest rate exchange contracts with a notional amount totaling $50.0 million to hedge the fair values of certain brokered certificates of deposits for changes in interest rates. Under these contracts, we will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon LIBOR These contracts, which are accounted for as fair value hedges, satisfied the criteria in SFAS No. 133 to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. During the first quarter of 2004, we were notified that one of the swaps, with a notional amount of $15.0 million was being called by the counterparty. Once we were notified, we called the related brokered CDs. Shortly thereafter, we entered into another interest rate exchange contract, with a notional amount of $15.0 million to hedge the fair value of $15.0 million of brokered CDs.

During 2003, we also entered into interest rate exchange contracts, with a total notional amount of $200 million, to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. We accounted for these transactions as cash flow hedges. In the cash flow hedges, we received a fixed rate and paid a variable rate based upon the prime lending rate. In October 2003, these interest rate exchange contracts were terminated with the original counterparties. The resulting gain on termination, which totaled $1.4 million, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the year ended December 31, 2003, $43,000 of this deferred gain was reclassified into interest income, and $172,000 of this deferred gain is expected to be reclassified into interest income during 2004.

The following table shows, as of December 31, 2003, our obligations and commitments to make future payments under contracts, debt and lease agreements and for maturing time deposits. FHLB advances are categorized by their call date as opposed to maturity date.

	December 31, 2003
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$100,000	$—	$—	$10,500	$110,500
Trust preferred securities	—	—	—	45,000	45,000
Time deposits	604,804	184,046	117,090	10,206	916,146
Operating leases	3,180	6,564	6,263	17,754	33,761

Total	$707,984	$190,610	$123,353	$83,460	$1,105,407

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by our Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

We have used various interest rate contracts, such as floors and swaps to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of imbedded options in products such as callable and mortgage-backed securities, real estate mortgage loans, and callable borrowings are considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

As predicted by our December 31, 2002 simulation, the net interest margin has declined in response to the 2003 interest rate environment. Our December 31, 2003 modeling indicates that even if market interest rates were to remain unchanged from year-end 2003 levels, our earning asset yields would decline more than our liability rates, resulting in a reduced net interest margin. Our portfolios of investment securities and loans still contain assets with yields above the current market rates. Therefore, as higher-rate assets cash flow and are replaced with current yields, we can expect to experience continued downward pressure on our net interest margin.

Our simulation modeling also indicates that net interest income would be under further downward pressure if rates continued to fall, reflecting an exposure to declining market rates. At December 31, 2003, net interest income at risk for year one in a 50 basis points falling rate scenario was calculated at $2.2 million, or 2.30%, lower than the net interest income in the rates unchanged scenario. Conversely, net interest income for year one in a 200 basis points rising rate scenario was calculated to be $3.3 million, or 3.39%, higher than the net interest income in the rates unchanged scenario at December 31, 2003. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at December 31, 2003 was generally consistent with our exposure at December 31, 2002.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2003 and 2002:

	Change in Future Net Interest Income
	At December 31, 2003		At December 31, 2002
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$3,280	3.39%	$2,670	2.61%
- 50 basis points over one year	(2,225)	(2.30)%	—	—
- 100 basis points over one year	—	—	(4,668)	(4.56)%

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

The following table sets forth the Bank’s, on a stand-alone basis, amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future deposit activity.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$35,250	$—	$—	$—	$—	$—	$35,250
Investment securities and FHLB/Federal Reserve Bank stock	7,231	29,385	73,844	210,846	60,067	118,987	500,360
Loans	1,261,777	77,221	75,029	185,905	255,310	106,766	1,962,008

Total interest-earning assets	1,304,258	106,606	148,873	396,751	315,377	225,753	2,497,618

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	160,960	346,657	—	—	—	144,128	651,745
Certificates of deposit	160,345	288,958	205,446	184,046	77,145	206	916,146
Borrowed Funds	234,108	—	10,000	—	—	75,000	319,108

Total interest-bearing liabilities	555,413	635,615	215,446	184,046	77,145	219,334	1,886,999

Period gap	$748,845	$(529,009)	$(66,573)	$212,705	$238,232	$6,419	$610,619

Cumulative gap	$748,845	$219,836	$153,263	$365,968	$604,200	$610,619

Period gap to total assets	28.83%	-20.37%	-2.56%	8.19%	9.17%	0.25%

Cumulative gap to total assets	28.83%	8.46%	5.90%	14.09%	23.26%	23.51%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	234.83%	118.46%	110.90%	123.01%	136.23%	132.36%

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which provided new accounting guidance on when to consolidate a variable interest entity. In December 2003, the FASB reissued Interpretation No. 46 (FIN 46R) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied.

The FIN 46 guidance requires that in 2004 we deconsolidate TAYC Capital Trust I, our wholly owned subsidiary formed for the purpose of issuing trust preferred securities. At December 31, 2003 and 2002, this Trust was consolidated and the trust preferred securities were reported on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The Trust’s cash distributions on the trust preferred securities were reported in interest expense, under a similar caption on the Consolidated Statements of Income.

Not consolidating the Trust will not have a material impact on our reported results of operations or financial condition. Currently, the liability for the guaranteed preferred beneficial interest in our junior subordinated debentures of $45.0 million is recorded on the Consolidated Balance Sheets. Beginning in 2004, we will report a liability of $46.4 million as the total balance of the junior subordinated debentures, which corresponds to the sum of the $45.0 million trust preferred securities and the $1.4 million common equity of the Trust. Our $1.4 million equity investment in the Trust will be reported in other assets on the Consolidated Balance Sheet. Interest expense on the junior subordinated debentures will be reported in interest expense.

Following FASB’s issuance of FIN 46, the Federal Reserve issued instructions directing bank holding companies to continue to include trust preferred securities in Tier I capital until notice is given to the contrary. There remains potential that this determination by the Federal Reserve may be changed at a later date.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of this Statement did not have any significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities. The adoption of this Statement did not have any significant impact on our consolidated financial statements as we already classified the trust preferred securities as a liability on our Consolidated Balance Sheets and recorded the cost of these securities as interest expense on our Consolidated Statements of Income.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2003 and 2002. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2003 Quarter Ended				2002 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands)
Interest income	$32,648	$34,576	$34,873	$34,787	$35,942	$37,184	$36,775	$36,114
Interest expense	9,123	9,856	10,567	10,608	10,957	11,183	11,186	11,354

Net interest income	23,525	24,720	24,306	24,179	24,985	26,001	25,589	24,760
Provision for loan losses	2,700	2,700	1,533	2,300	2,475	2,475	2,475	2,475
Noninterest income	4,939	4,590	4,977	4,535	4,526	5,077	5,368	4,932
Securities gains, net	—	—	—	—	—	2,068	—	8
Litigation settlement charge	—	—	—	—	—	(2,609)	64,509	—
Noninterest expense	22,545	19,005	19,223	18,450	21,022	20,637	20,794	18,801

Income (loss) before income taxes	3,219	7,605	8,527	7,964	6,014	12,643	(56,821)	8,424
Income taxes	728	2,013	2,988	2,839	2,099	3,754	2,651	3,171

Net income (loss)	$2,491	$5,592	$5,539	$5,125	$3,915	$8,889	$(59,472)	$5,253

Earnings (loss) per share:
Basic	$0.17	$0.50	$0.50	$0.45	$0.35	$1.18	$(8.82)	$0.64
Diluted	0.17	0.50	0.49	0.45	0.35	1.17	(8.82)	0.64

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

As of December 31, 2003, our internal financial models indicated an exposure to our net interest income from both declining or static (flat) rates. If we experienced no change in the volume and mix of our earning assets and if interest rates were to remain static, our earning asset yields would likely decline more than our liability rates, resulting in a reduced net interest margin. Significant asset growth would be required to offset the negative impact to net interest income from the decline in the margin. Our net interest income would also be under stress if rates continue to fall. The net interest income at risk for year one in the falling rate scenario of 50 basis points was calculated at $2.2 million, or 2.30%, lower than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank, or FHLB, advances, brokered deposits, out-of-market certificates of deposit, broker/dealer repurchase agreements and federal funds purchased. At December 31, 2003, we had $100.0 million of FHLB advances, $285.7 million of brokered deposits, and $76.5 million of out-of-market certificates of deposit outstanding. At December 31, 2003, we had no broker/dealer repurchase agreements. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan is greatly complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other changes. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single sizeable loan can have a material impact on our reported impaired loans and related loss exposure estimates.

Net loan charge-offs totaled $9.0 million, $6.9 million, and $8.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

In 2001 we began implementing a business strategy that involves an enhanced focus on commercial banking and wealth management activities. At part of this strategy, we discontinued offering some products and services in order to deploy additional resources to our commercial banking activities. Specifically, we discontinued non-customer conforming first mortgage loan originations, some fiduciary trust services and the funding of broker-sourced home equity, auto and manufactured housing loans. As our operations become less diversified, we expect the risks associated with our commercial banking activities to have a greater impact on our overall performance.

Our business strategy also has involved increasing our small- to middle-market business customer base and expanding the range of financial products and services we offer these customers. This growth may place a significant strain on our management, personnel, systems and resources. In recent periods, we have increased our marketing and advertising campaigns and increased our expenditures and investments in advertising accordingly. We cannot assure you that our increased advertising will achieve our desired objectives. Additionally, we must continue to improve our operational and financial systems and managerial controls and procedures to accommodate any future growth. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed. Further, unless our expansion of commercial banking and wealth management activities results in an increase in our revenues that is proportionate to the increase in our costs associated with our strategy, our operating margins and profitability will be adversely affected.

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

We are subject to extensive federal and state regulation and supervision, which is primarily for the protection of depositors and customers rather than for the benefit of investors. As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as an Illinois-chartered member bank, is subject to regulation and supervision by the Illinois Commissioner of Banks and Real Estate, which we refer to as the Illinois Commissioner of Banks, and by the Federal Reserve. We must undergo periodic examinations by our regulators, who have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. For additional information, see the section of this annual report captioned “Supervision and Regulation.” Our failure to comply with state and federal regulations can lead to, among other things, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. We cannot assure you that we will be able to fully comply with these regulations. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. Regulatory or legislative changes could cause us to change or limit some of our loan products or the way we operate our business and could affect our profitability.

We rely on third party professionals to provide certain financial services to our customers.

In some cases, we utilize third party investment advisors to provide specialized investment advice and supplement our asset management services to customers. We cannot assure you that any of these providers will be able to continue to pro vide these services to our customers or that they will be able to adequately meet our customers’ or our needs. Further, we cannot be sure that our customers will continue to utilize the services of these investment advisors through us, rather than directly from the investment firms themselves. The loss of any of these outside investment advisors may impact our ability to provide customers with quality service or some types of portfolio management without incurring the cost of replacing them.

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

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if it is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations. Our losses relating to these operational risks were $229,000, $381,000, and $1.6 million, for the years ended December 31, 2003, 2002, and 2001, respectively. These losses related primarily to non-employee initiated fraud involving either loan or deposit accounts.

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Chicago, Illinois

February 13, 2004

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	$53,254	$65,858
Short-term investments	3,550	7,051
Federal funds sold	31,700	20,000

Total cash and cash equivalents	88,504	92,909
Investment securities:
Available-for-sale, at fair value	487,777	500,781
Held-to-maturity, at amortized cost (fair value of $564 and $884 at December 31, 2003 and 2002, respectively)	525	825
Loans, net of allowance for loan losses of $34,356 and $34,073 at December 31, 2003 and 2002, respectively	1,927,652	1,845,401
Premises, leasehold improvements and equipment, net	20,548	19,090
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,058	10,958
Other real estate and repossessed assets, net	164	625
Goodwill, net of amortization of $11,696 at December 31, 2003 and 2002	23,354	23,354
Other intangible assets, net of amortization of $1,070 and $700 at December 31, 2003 and 2002, respectively.	67	438
Other assets	43,007	41,080

Total assets	$2,603,656	$2,535,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$445,193	$400,650
Interest-bearing	1,567,891	1,563,099

Total deposits	2,013,084	1,963,749
Short-term borrowings	219,108	215,360
Accrued interest, taxes and other liabilities	39,479	32,115
Notes payable and FHLB advances	110,500	110,500
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	45,000

Total liabilities	2,427,171	2,366,724

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,809,731 and 9,733,667 shares issued at December 31, 2003 and 2002, respectively; 9,486,724 and 9,410,660 shares outstanding at December 31, 2003 and 2002, respectively	98	97
Surplus	143,918	142,008
Unearned compensation - stock grants	(1,138)	(1,088)
Retained earnings (deficit)	(2,106)	(15,140)
Accumulated other comprehensive income	4,520	11,667
Treasury stock, at cost, 323,007 shares at December 31, 2003 and 2002	(7,057)	(7,057)

Total stockholders’ equity	176,485	168,737

Total liabilities and stockholders’ equity	$2,603,656	$2,535,461

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Interest income:
Interest and fees on loans	$112,963	$118,444	$133,896
Interest and dividends on investment securities:
Taxable	21,158	24,448	27,318
Tax-exempt	2,309	2,759	3,327
Interest on cash equivalents	454	364	1,993

Total interest income	136,884	146,015	166,534

Interest expense:
Deposits	28,396	35,285	59,175
Short-term borrowings	2,124	3,339	9,010
Notes payable and FHLB advances	4,617	5,098	6,631
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	5,017	958	—

Total interest expense	40,154	44,680	74,816

Net interest income	96,730	101,335	91,718
Provision for loan losses	9,233	9,900	9,700

Net interest income after provision for loan losses	87,497	91,435	82,018

Noninterest income:
Service charges	12,336	12,206	11,914
Trust and investment management fees	4,852	5,267	6,425
Mortgage-banking activities	(408)	332	2,122
Gain on sale of investment securities, net	—	2,076	2,333
Other noninterest income	2,261	2,098	1,479

Total noninterest income	19,041	21,979	24,273

Noninterest expense:
Salaries and employee benefits	41,066	43,780	43,207
Occupancy of premises	7,203	6,500	6,940
Lease abandonment charge	3,534	—	—
Furniture and equipment	3,457	3,457	4,421
Legal fees, net	943	4,098	2,504
Advertising and public relations	3,050	2,187	1,069
Corporate insurance	2,989	1,634	816
Computer processing	2,038	2,400	2,254
Consulting	1,184	1,264	2,422
Goodwill amortization	—	—	2,316
Other intangible assets amortization	370	366	251
Litigation settlement charge	—	61,900	—
Other noninterest expense	13,389	15,568	12,932

Total noninterest expense	79,223	143,154	79,132

Income (loss) before income taxes	27,315	(29,740)	27,159
Income taxes	8,568	11,675	9,528

Net income (loss)	$18,747	$(41,415)	$17,631

Preferred dividend requirements	(3,443)	(3,442)	(3,443)

Net income (loss) applicable to common stockholders	$15,304	$(44,857)	$14,188

Basic earnings (loss) per common share	$1.62	$(6.12)	$2.07
Diluted earnings (loss) per common share	1.61	(6.12)	2.05

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2000	$38,250	$70	$101,231	$(1,084)	$19,136	$3,000	$(3,292)	$157,311
Amortization of preferred stock issuance costs	—	—	167	—	(167)	—	—	—
Issuance of stock grants	—	1	80	(81)	—	—	—	—
Forfeiture of stock grants	—	—	(19)	4	—	—	—	(15)
Amortization of stock grants	—	—	—	506	—	—	—	506
Exercise of stock options	—	—	645	—	—	—	—	645
Tax benefit on stock options exercised and stock awards	—	—	149	—	—	—	—	149
Purchase of treasury stock	—	—	—	—	—	—	(2,048)	(2,048)
Comprehensive income:
Net income	—	—	—	—	17,631	—	—	17,631
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	1,826	—	1,826

Total comprehensive income								19,457

Preferred Dividends — $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common Dividends — $0.24 per share	—	—	—	—	(1,646)	—	—	(1,646)

Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of common stock, net of issuance costs	—	26	38,381	—	—	—	—	38,407
Issuance of stock grants	—	—	950	(950)	—	—	—	—
Forfeiture of stock grants	—	—	(244)	73	—	—	—	(171)
Amortization of stock grants	—	—	—	444	—	—	—	444
Exercise of stock options	—	—	537	—	—	—	—	537
Tax benefit on stock options exercised and stock awards	—	—	131	—	—	—	—	131
Purchase of treasury stock	—	—	—	—	—	—	(1,717)	(1,717)
Comprehensive income (loss):
Net loss	—	—	—	—	(41,415)	—	—	(41,415)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	6,841	—	6,841

Total comprehensive loss								(34,574)

Preferred Dividends — $2.25 per share	—	—	—	—	(3,442)	—	—	(3,442)
Common Dividends — $0.24 per share	—	—	—	—	(1,794)	—	—	(1,794)

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	596	(596)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	486	—	—	—	486
Exercise of stock options	—	1	1,268	—	—	—	—	1,269
Tax benefit on stock options exercised and stock awards	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	18,747	—	—	18,747
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,989)	—	(7,989)
Deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	842	—	842

Total comprehensive income								11,600

Preferred Dividends — $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common Dividends — $0.24 per share	—	—	—	—	(2,270)	—	—	(2,270)

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$18,747	$(41,415)	$17,631
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Lease abandonment charge	3,534	—	—
Investment securities gains, net	—	(2,076)	(2,333)
Amortization of premiums and discounts, net	986	672	5
Deferred loan fee amortization	(2,631)	(1,901)	(1,744)
Provision for loan losses	9,233	9,900	9,700
Loss (gain) on sales of loans originated for sale	—	23	(1,264)
Loans originated and held for sale	—	—	(102,677)
Proceeds from sales of loans originated for sale	—	258	110,152
Depreciation and amortization	3,623	3,726	4,351
Amortization of goodwill and intangible assets	370	366	2,567
Deferred income taxes	(2,667)	(1,906)	(821)
Loss (gain) on sales of other real estate	(35)	16	58
Provision for other real estate	—	16	15
Gain on sale of credit card loans	(140)	—	—
Gain on sale of trust business	—	(510)	—
Other, net	1,740	2,515	(1,741)
Changes in other assets and liabilities:
Accrued interest receivable	1,377	42	5,128
Other assets	2,259	(596)	462
Accrued interest, taxes and other liabilities	4,802	1,888	(6,138)

Net cash provided (used) by operating activities	41,198	(28,982)	33,351

Cash flows from investing activities:
Purchases of available-for-sale securities	(243,964)	(167,475)	(259,201)
Proceeds from principal payments and maturities of available-for-sale securities	243,692	78,990	203,160
Proceeds from principal payments and maturities of held-to-maturity securities	300	25	—
Proceeds from sales of available-for-sale securities	—	92,989	77,142
Net increase in loans	(91,255)	(143,780)	(143,549)
Sale of credit card loans	1,259	—	—
Net additions to premises, leasehold improvements and equipment	(6,057)	(2,030)	(4,034)
Acquisition of trust business	—	—	(195)
Proceeds from sales of other real estate	1,779	530	761
Proceeds from sales of trust business	—	453	—

Net cash used in investing activities	(94,246)	(140,298)	(125,916)

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Net increase in deposits	$49,335	$130,060	$90,859
Net increase (decrease) in short-term borrowings	3,748	(29,633)	(4,826)
Repayments of notes payable and FHLB advances	(15,000)	(39,200)	(53,250)
Proceeds from notes payable and FHLB advances	15,000	38,700	87,250
Proceeds from issuance of trust preferred securities	—	45,000	—
Trust preferred issuance costs	—	(3,132)	—
Proceeds from issuance of common securities, net	—	38,407	—
Proceeds from exercise of employee stock options	1,269	537	645
Purchase of treasury stock	—	(1,717)	(2,048)
Dividends paid	(5,709)	(5,081)	(5,089)

Net cash provided by financing activities	48,643	173,941	113,541

Net increase (decrease) in cash and cash equivalents	(4,405)	4,661	20,976
Cash and cash equivalents, beginning of year	92,909	88,248	67,272

Cash and cash equivalents, end of year	$88,504	$92,909	$88,248

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$40,936	$45,034	$81,851
Income taxes	5,512	7,674	14,466
Litigation settlement charge	—	61,900	—

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of income taxes	$(7,147)	$6,841	$1,826
Mortgage servicing rights originated	—	—	65
Loans transferred to other real estate	1,283	618	1,045
Tax benefit on stock options exercised and stock awards	175	131	149
Investment securities transferred from held-to-maturity to available-for-sale	—	—	69,108

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

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally Cole Taylor Bank (the “Bank”) and TAYC Capital Trust I (the “Trust”). The Bank is a $2.6 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. The Trust is a Delaware Statutory Trust formed to issue trust preferred securities to the public. The Company owns all of common stock of the Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses:

An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Loans are charged off when the loss is highly probable and clearly identified. Although a loan is charged off, collection efforts may continue and future recoveries may occur. Management maintains the allowance at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date.

In evaluating the adequacy of the allowance for loan losses, consideration is given to many quantitative and qualitative factors including historical charge-off experience, growth and changes in the composition of the loan portfolio, the volume of delinquent and criticized loans, information about specific borrower situations, including their financial position and estimated collateral values, general economic and business conditions and collateral valuations, impact of competition on our underwriting terms and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

A portion of the total allowance for loan losses is related to impaired loans. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans. A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of insignificant delay if the Company expects to collect all amounts due through the borrower’s normal operations. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized.

Income Recognition on Impaired Loans and Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are to be placed on nonaccrual when principal and interest is contractually past due 90 days, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises offered or contracted for sale are reported at the lower of cost or fair value, less cost to sell, and depreciation on such assets is ceased. A charge to expense for the abandonment of a leased facility is recorded in the period that the Company ceases to occupy the space. The charge is determined based upon the remaining lease rentals, reduced by estimated sublease rentals that could reasonably be obtained from the property. Leasehold improvements associated with abandoned facilities are charged to expense in the period in which the Company ceases to occupy the space.

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

Goodwill and Intangible Assets:

Goodwill was created upon the Company’s acquisition of the Bank in 1997 and represents the excess of purchase price over the fair value of net assets acquired. The transaction was accounted for by the purchase method of accounting. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized, and requires that goodwill no longer be amortized but tested annually for impairment. Upon adoption, the Company had $23.4 million of goodwill that was no longer subject to amortization. Goodwill is tested annually for impairment, and if at any time impairment exists, pursuant to SFAS No. 142, the Company will record an impairment loss. Before January 2002, the goodwill was being amortized using the straight-line method over fifteen years.

SFAS No. 142 requires that intangible assets with finite lives continue to be amortized over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered. The Bank has intangible assets, associated with the acquisition of various lines of trust business, which are considered to have finite lives. As a result, these intangible assets are being amortized using a straight-line method over the estimated life of the acquired business of three to eleven years and are evaluated annually for impairment.

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. At times, the Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accruals for income taxes include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or when the Company determines that it is probable that the position taken on the tax return will be sustained by the taxing authorities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Years Ended December 31,
(dollars in thousand, except per share amounts)	2003	2002	2001
Net income (loss) as reported	$18,747	$(41,415)	$17,631
Add: Stock-based compensation, net of tax, included in the determination of net income (loss), as reported	253	275	314
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(769)	(651)	(800)

Pro forma net income (loss)	$18,231	$(41,791)	$17,145

Basic earnings (loss) per share
As reported	$1.62	$(6.12)	$2.07
Pro forma	1.56	(6.18)	2.00

Diluted earnings (loss) per share
As reported	$1.61	$(6.12)	$2.05
Pro forma	1.55	(6.18)	1.98

The following are the significant assumptions used to determine the fair value of stock option awards, using a modified Black-Scholes option pricing model, under the fair value accounting method from SFAS No. 123, as amended by SFAS No. 148:

	For the Years Ended December 31,
	2003	2002	2001
Grant date fair value per share	$4.48	$5.00	$7.69
Significant assumptions:
Risk-free interest rate at grant date	3.74%	5.10%	5.21%
Expected stock price volatility	14.96%	14.55%	25.00%
Expected dividend payout	1.19%	1.24%	1.08%
Expected option life	7 years	7 years	7 years

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Plan: The Company accounts for restricted stock grants under the fixed method of accounting. Compensation expense is recorded for the fair market value of the stock at the date of grant. The expense is recognized over the vesting period of the award. No expense is recorded on awards that are forfeited. Unearned compensation is recorded as a reduction in stockholders’ equity.

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

Advertising Costs:

Advertising costs include expenditures for print and television advertisements and are generally expensed as incurred. However, production costs incurred for long-term television advertising campaigns are capitalized and amortized over the expected time horizon that the commercials will air. The costs currently capitalized in connection with the long-term television advertising campaign are recorded in other assets on the Consolidated Balance Sheets and are being amortized over three years. At December 31, 2003 and 2002, the balance of capitalized advertising costs totaled $503,000 and $582,000, respectively.

Derivative Instruments and Hedging Activities:

The Company utilizes certain derivative instruments to manage interest rate and market risk. The Company accounts for these instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was adopted on January 1, 2001. This Statement was subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities –an Amendment to FASB Statement No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These Statements standardize the accounting for derivative instruments.

Upon adoption of SFAS No. 133, the Company utilized a one-time election to transfer investment securities between the held-to-maturity and available-for-sale classifications. On January 1, 2001, the Company transferred its state and municipal obligation portfolio, with a carrying value of $69.1 million, from held-to-maturity to available-for-sale. Upon transfer, the Company recorded a gross unrealized gain of $854,000, a deferred tax liability of $299,000, and a net increase to stockholders’ equity of $555,000.

At times, the Company uses certain interest rate contracts (floors and swaps) to manage interest rate and market risk. The Company designates these derivative instruments as either a fair value hedge of specific existing asset or liability or a cash flow hedge of exposure to variability in expected future cash flows associated with existing assets or liabilities or forecasted transactions. For fair value hedges, the derivative instruments and the

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related hedged asset or liability is recognized on the balance sheet at their fair value. Any gains and losses that result from changes in the fair value of the derivative instrument and the related hedged asset or liability are included in noninterest income in the consolidated statements of income. For cash flow hedges, the derivative instruments are recognized on the balance sheet at their fair value with the effective portion of the corresponding gain or loss recorded in other comprehensive income, net of income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For all derivative instruments, net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The Company’s asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is sold, expires, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. For fair value hedges that are sold or terminated, the Company would continue to carry the derivative on the balance sheet at its fair value, but no longer adjust the hedged asset or liability for changes in fair value. For cash flow hedges that are sold or terminated, the amount of any net realized gains or losses continues to be recorded in other comprehensive income, net of tax, and is reclassified into earnings over the same periods which the hedged transactions would have affected earnings.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income:

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale securities, and realized gains and losses from the termination of cash flow hedging instruments. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. Also, see Note 22 – “Comprehensive Income” for further details.

New Accounting Standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which provided new accounting guidance on when to consolidate a variable interest entity. In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied.

The FIN 46 guidance requires that in 2004 the Company deconsolidate TAYC Capital Trust I, a wholly owned subsidiary formed for the purpose of issuing trust preferred securities. At December 31, 2003 and 2002, this Trust was consolidated and the trust preferred securities were reported on the Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The Trust’s cash distributions on the trust preferred securities were reported in interest expense, under a similar caption on the Consolidated Statements of Income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Not consolidating the Trust will not have a material impact on the Company’s reported results of operations or financial condition. Currently, the liability for the guaranteed preferred beneficial interest in the Company’s junior subordinated debentures of $45.0 million is recorded on the Consolidated Balance Sheets. Beginning in 2004, the Company will report a liability of $46.4 million as the total balance of the junior subordinated debentures, which corresponds to the sum of the $45.0 million trust preferred securities and the $1.4 million common equity of the Trust. The Company’s $1.4 million equity investment in the Trust will be reported in other assets on the Consolidated Balance Sheet. Interest expense on the junior subordinated debentures will be reported in interest expense.

Following FASB’s issuance of FIN 46, the Federal Reserve issued instructions directing bank holding companies to continue to include trust preferred securities in Tier I capital until notice is given to the contrary. There remains potential that this determination by the Federal Reserve may be changed at a later date.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of this Statement did not have any significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities. The adoption of this Statement did not have any significant impact on the Company’s consolidated financial statements as the Company already classified the trust preferred securities as a liability on its Consolidated Balance Sheets and recorded the cost of these securities as interest expense on the Consolidated Statements of Income.

Reclassifications:

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

All share and per share data has been restated for a three-for-two stock split declared on September 13, 2002 for common shareholders of record as of October 2, 2002.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2003 and 2002 was approximately $1.0 million and $1.2 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$176,888	$3,355	$—	$180,243
Collateralized mortgage obligations	116,053	1,026	(779)	116,300
Mortgage-backed securities	143,259	1,461	(1,648)	143,072
State and municipal obligations	45,918	2,244	—	48,162

Total available-for-sale	482,118	8,086	(2,427)	487,777

Held-to-maturity:
Other debt securities	525	39	—	564

Total held-to-maturity	525	39	—	564

Total	$482,643	$8,125	$(2,427)	$488,341

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$152,143	$5,583	$—	$157,726
Collateralized mortgage obligations	227,207	7,175	—	234,382
Mortgage-backed securities	51,944	3,256	—	55,200
State and municipal obligations	51,539	1,989	(55)	53,473

Total available-for-sale	482,833	18,003	(55)	500,781

Held-to-maturity:
Other debt securities	825	59	—	884

Total held-to-maturity	825	59	—	884

Total	$483,658	$18,062	$(55)	$501,665

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summaries, for investment securities with unrealized losses as of December 31, 2003, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. Management believes that all the unrealized losses are temporary. At December 31, 2003, the unrealized losses in the investment securities portfolio were associated with 13 mortgage-backed securities and collateralized mortgage obligations, and of all these securities have been in a loss position for less than 12 continuous months. These unrealized losses were caused by changes in interest rates during the year.

	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	76,989	(779)	—	—	76,989	(779)
Mortgage backed securities	119,149	(1,648)	—	—	119,149	(1,648)
State and municipal obligations	—	—	—	—	—	—

Temporarily impaired securities– Available-for-sale	196,138	(2,427)	—	—	196,138	(2,427)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities– Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$196,138	$(2,427)	$—	$—	$196,138	$(2,427)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2003.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$50,778	$51,902
Due after one year through five years	143,489	146,557
Due after five years through ten years	7,818	8,203
Due after ten years	20,721	21,743
Collateralized mortgage obligations	116,053	116,300
Mortgage-backed securities	143,259	143,072

Totals	$482,118	$487,777

Held-to-maturity:
Due in one year or less	$250	$257
Due after one year through five years	250	282
Due after five years through ten years	25	25
Due after ten years	—	—

Totals	$525	$564

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No gains were realized on the sale of investment securities classified as available-for-sale during 2003, while gross gains of $2.1 million and $2.3 million were realized during 2002 and 2001, respectively. There were no losses realized on the sale of available-for-sale investment securities in 2003, 2002, and 2001.

Investment securities with an approximate book value of $270 million and $267 million at December 31, 2003 and 2002, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $12.1 million and $11.0 million at December 31, 2003 and 2002, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

4. Loans

Loans classified by type at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Commercial and industrial	$589,987	$586,885
Commercial real estate	642,364	484,015
Real estate-construction	364,294	317,739
Residential real estate mortgages	86,710	117,652
Home equity loans and lines of credit	253,006	336,727
Consumer	24,636	34,572
Other loans	1,330	2,412

Gross loans	1,962,327	1,880,002
Less: Unearned discount	(319)	(528)

Total loans	1,962,008	1,879,474
Less: Allowance for loan losses	(34,356)	(34,073)

Loans, net	$1,927,652	$1,845,401

Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. Loans are generally placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are to be placed on nonaccrual when principal and interest is contractually past due 90 days, unless the loan is adequately secured and in the process of collection.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts of nonperforming loans at December 31, 2003, 2002, and 2001 and the related interest on nonaccrual loans for the years then ended:

	2003	2002	2001
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$4,728	$6,151	$3,744
Recorded balance of nonaccrual loans, at end of year	18,056	12,107	13,656

Total nonperforming loans	$22,784	$18,258	$17,400

Restructured loans not included in nonperforming loans	$130	$313	$—

Interest on nonaccrual loans recognized in income	458	256	662
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	1,157	1,182	1,687

Impaired loans are identified by their internal credit risk rating of either substandard or doubtful. Impaired loans include all nonaccrual loans as well as accruing loans for which management has serious doubts as to the ability of such borrowers to comply with the present contractual repayment schedule for both interest and principal. Loans where repayment is expected only through liquidation of collateral (but without an expected loss) are included in this category. While impaired loans exhibit weaknesses that may inhibit repayment through the borrower’s normal operations, the measurement of impairment may not always result in a related allowance for every impaired loan. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. Information about the Company’s impaired loans at or for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$12,788	$9,454	$18,906
With no related allowance for loan loss	11,559	7,453	1,557

Total	$24,347	$16,907	$20,463

Average balance of impaired loans for the year	$23,377	$16,616	$22,212
Allowance for loan loss related to impaired loans	5,503	3,333	7,082
Interest income recognized on impaired loans	982	598	1,145

The Company provides several types of loans to its customers including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$34,073	$31,118	$29,568
Provision for loan losses	9,233	9,900	9,700
Loans charged-off	(9,948)	(8,533)	(8,997)
Recoveries on loans previously charged-off	998	1,588	847

Net charge-offs	(8,950)	(6,945)	(8,150)

Balance at end of year	$34,356	$34,073	$31,118

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests, which individually exceeded $60,000, totaled $25.3 million and $26.7 million at December 31, 2003 and 2002, respectively. During 2003 and 2002, new loans totaled $16.8 million and $21.8 million, respectively and repayments totaled $18.2 million and $21.2 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements, and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
Land and improvements	$3,819	$3,930
Buildings and improvements	10,277	10,285
Leasehold improvements	6,657	6,162
Furniture, fixtures and equipment	14,829	18,472

Total cost	35,582	38,849
Less accumulated depreciation and amortization	(15,034)	(19,759)

Net book value	$20,548	$19,090

In December 2002, the Company signed an agreement to sell one of its facilities. The sale is expected to be completed during the first half of 2004. Since the sale of the property, which had a book value of $2.0 million at December 31, 2002, is expected to result in a loss, the Company recorded a $386,000 charge in 2002, included in noninterest expense in the Consolidated Statements of Income, to reduce the book value of the property to the expected sales price.

In connection with the consolidation of its corporate, operations, and administrative functions into a centrally located corporate center, the Company abandoned the administrative offices in its leased Wheeling facility in the fourth quarter of 2003. Upon ceasing to use the administrative offices, the Company recorded a $3.5 million charge, recorded in noninterest expense and other liabilities on the Consolidated Statements of

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income and the Consolidated Balance Sheets, related to this abandonment. The charge was comprised of $976,000 for write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease. This $2.6 million charge was computed based upon the remaining lease rentals reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the costs under the Wheeling operating lease for which the Company will incur for the remaining term of the lease but for which it will receive no economic benefit. The abandonment liability will be adjusted over the remaining term of lease. The operating lease is scheduled to end March 2010.

6. Other Real Estate and Repossessed Assets

Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2003, 2002, and 2001, are as follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$16	$15	$20
Provision for other real estate	—	16	15
Charge-offs	(9)	(15)	(20)

Balance at end of year	$7	$16	$15

7. Goodwill and Intangible Assets

The Company has $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which no longer is subject to amortization beginning on January 1, 2002. The goodwill was tested for impairment as of July 1, 2003 and 2002, and determined that no impairment charge was necessary. No additions or disposals were recorded to goodwill during 2003 or 2002.

The following table shows the impact of goodwill amortization expense on net income and basic and diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001.

	For the Years ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Reported net income (loss)	$18,747	$(41,415)	$17,631
Add back: Goodwill amortization	—	—	2,316

Adjusted net income	18,747	(41,415)	19,947

Less: Preferred dividend requirements	(3,443)	(3,442)	(3,443)

Adjusted net income (loss) available to common stockholders	$15,304	$(44,857)	$16,504

Basic earnings (loss) per common share:
Reported basic earnings (loss) per share	$1.62	$(6.12)	$2.07
Effect of goodwill amortization	—	—	0.34

Adjusted basic earnings (loss) per common share	$1.62	$(6.12)	$2.41

Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per share	$1.61	$(6.12)	$2.05
Effect of goodwill amortization	—	—	0.34

Adjusted diluted earnings (loss) per common share	$1.61	$(6.12)	$2.39

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has $67,000 of other intangible assets that relate to the purchase of lines of trust business. The gross carrying amount of these intangibles is $1,137,000 as of December 31, 2003 with accumulated amortization of $1,070,000. The Company reduced the intangible asset by $227,000 during 2002 related to the sale of a portion of trust business. There were no additions to intangible assets in 2003 or 2002. Amortization expense for these intangible assets was $370,000, $366,000, and $251,000 during the years ended December 31, 2003, 2002, 2001, respectively. The estimated amortization expense for these assets is expected to be $13,000 for each of the years ended December 2004 through 2008.

8. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
	(in thousands)
NOW accounts	$136,119	$137,705
Savings accounts	90,177	88,000
Money market deposits	425,449	463,761
Certificates of deposit	574,664	550,172
Public time deposits	55,793	73,818
Brokered certificates of deposit	285,689	249,643

Total	$1,567,891	$1,563,099

At December 31, 2003 and 2002, time deposits in amounts $100,000 or more totaled $282.0 million and $264.6 million, respectively. Interest expense on time deposits with balances of $100,000 or more was $4.7 million, $5.1 million and $12.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit, public time deposits, and brokered certificates of deposit are as follows:

Year	Amount
(in thousands)
2004	$604,804
2005	168,643
2006	15,403
2007	34,756
2008	82,334
Thereafter	10,206

Total	$916,146

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Short-Term Borrowings

Short-term borrowings at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase	$169,890	0.75%	$175,504	1.02%
Federal funds purchased	40,613	0.87	39,731	0.98
U.S. Treasury tax and loan note option	8,605	0.70	125	0.92

Total	$219,108	0.77%	$215,360	1.01%

Securities sold under agreements to repurchase generally mature within 1 to 60 days from the transaction date. Under the terms of the repurchase agreements, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. In general, the Bank maintains control of the pledged securities.

Information concerning securities sold under agreements to repurchase for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001
	(dollars in thousands)
Daily average balance during the year	$182,017	$190,287	$202,781
Daily average rate during the year	0.97%	1.44%	3.63%
Maximum amount outstanding at any month end	$219,658	$211,150	$258,029

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of .25% below the average federal funds rate and are collateralized by a pledge of various investment securities and commercial loans.

At December 31, 2003, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $90 million and $350 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
	(in thousands)
Current tax expense:
Federal	$9,282	$11,564	$8,749
State	1,953	2,017	1,600

Total	11,235	13,581	10,349

Deferred tax benefit:
Federal	(2,130)	(1,561)	(672)
State	(537)	(345)	(149)

Total	(2,667)	(1,906)	(821)

Applicable income taxes	$8,568	$11,675	$9,528

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2003, 2002, and 2001 to income before income taxes because of the following:

	2003	2002	2001
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$9,560	$(10,409)	$9,506
Increase (decrease) in taxes resulting from:
Tax-exempt interest income, net of disallowed interest deduction	(846)	(926)	(1,111)
State taxes, net	920	1,087	943
Litigation settlement charge	—	21,665	—
Legal fees, net	—	224	(433)
ESOP control value premium	—	40	694
Goodwill amortization	—	—	750
Reversal of allocated tax reserves	(1,000)	—	(906)
Other, net	(66)	(6)	85

Total	$8,568	$11,675	$9,528

The Company did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million in 2002 and certain legal defense costs in 2002 and 2001. At times, the Company recognizes income tax expense differently for financial reporting purposes than for tax return purposes. While no income tax benefit was recognized for financial reporting purposes for the 2002 litigation settlement charge, the Company did deduct a portion of the settlement on the 2002 income tax return that was filed in September 2003. The Company will recognize the income tax benefit in the financial statements when the Company determines that it is probable that the position taken on the income tax return will be sustained by the taxing authorities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$2,597	$1,864
Loans, principally due to allowance for loan losses	14,222	13,913
Deferred income, principally net loan origination fees	1,654	342
Employee benefits	2,070	2,534
Other	923	189

Gross deferred tax assets	21,466	18,842

Deferred Tax Liabilities:
Discount accretion	(309)	(250)
Purchase accounting	(711)	(800)
Mortgage servicing rights	—	(13)

Gross deferred tax liabilities	(1,020)	(1,063)

Subtotal	20,446	17,779

Tax effect of other comprehensive income	(2,434)	(6,282)

Net deferred tax assets	$18,012	$11,497

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2003 or 2002.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Notes Payable and FHLB Advances

Notes payable and FHLB advances at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at December 31, 2003 and 2002 were 3.92% and 4.17%, respectively; matures on November 27, 2009	$10,000	$10,000
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both December 31, 2003 and 2002; matures on November 27, 2009	500	500
Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2004	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 1.50%, due January 29, 2004	15,000	—
FHLB advance – 2.66%, due January 29, 2003	—	15,000

Total FHLB advances	100,000	100,000

Total notes payable and FHLB advances	$110,500	$110,500

Notes payable: The Company’s notes payable consists of a $500,000 term loan due November 27, 2009, an $11.5 million revolving facility due on November 27, 2004, and $10.0 million of subordinated debt due on November 27, 2009. The Company has not drawn upon the $11.5 million revolving credit facility, which was renewed in 2003.

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

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets, and Company leverage. As of December 31, 2003, the Company is in compliance with these covenants. The notes payable

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements also restrict the amount of dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. Beginning with the 2003 calendar year, the Company is restricted from paying annual cash dividends to common shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the Company in excess of 60% of that year’s annual net income.

FHLB advances: At December 31, 2003, the FHLB advances were collateralized by $128.7 million of qualified first-mortgage residential and home equity loans, $22.3 million of investment securities, and $7.2 million of FHLB stock. At December 31, 2002, the FHLB advances were collateralized by $197.2 million of qualified first-mortgage residential and home equity loans, $4.0 million of investment securities, and $6.1 million of FHLB stock. Based on the value of collateral pledged at December 31, 2003, the Bank did not have additional borrowing capacity at the FHLB. The weighted average interest rates at December 31, 2003 and 2002 were 4.04% and 4.21%, respectively.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2003:

Year	Amount
(in thousands)
2004	$100,000
2005	—
2006	—
2007	—
2008	—
2009 and thereafter	10,500

Total	$110,500

12. Trust Preferred Securities

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

The 9.75% cumulative, mandatory redeemable trust preferred securities total $45 million and have a liquidation amount of $25.00 per trust preferred security. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. Subject to approval by the Federal Reserve Bank, the Company may redeem all or part of the debentures at any time on or after October 21, 2007 at a redemption price equal to 100% of the aggregate liquidation amount of the trust preferred securities plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax, (2) interest payable by the Company on the junior subordinated debentures becoming non-deductible for federal tax purposes, (3) the requirement for Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the Federal Reserve capital adequacy guidelines.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outstanding balance of the junior subordinated debentures, as reported on the Company’s standalone balance sheets, was $46.4 million at December 31, 2003 and 2002. See Note 21—“Parent Company Only” for additional details.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2003, 2002 and 2001 contributions paid to the Plans were $2.6 million, $2.5 million and $2.2 million, respectively. The ESOP owned 382,321 shares and 411,729 shares of the Company’s common stock as of December 31, 2003 and 2002, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2003, all shares of Company common stock owned by the ESOP were allocated to plan participants.

Before the Company’s initial public offering in October 2002, there was no public market for the Company’s common shares owned by employees in the employee benefit plans. As a result, under the terms of the ESOP, stock option agreements, and the restricted stock program, the Company was obligated to purchase shares of Company common stock from terminated employees related to “put” rights. During the years of 2002 and 2001, the Company repurchased 91,527 and 93,309 shares of common stock totaling approximately $1.7 million and $2.0 million, respectively. The Company acquired these shares and holds them as treasury stock at the purchase price, which was determined by a semiannual independent third party appraisal of the Company’s common stock. Since its common shares are publicly traded, the Company is no longer obligated to purchase shares of common stock associated with the ESOP, stock options agreements, or the restricted stock program.

In the fourth quarter of 2001 and during the first quarter of 2002, the Company recorded $2.0 million and $115,000, respectively, of additional expense related to the ESOP. In connection with the acquisition of the Bank in 1997, the Company and the ESOP trustee entered into an agreement that required the Company to value the shares that were in the ESOP at the time of acquisition (“control-value shares”) at the same value that the shares of the controlling owners are valued. During 2001, the Company and the ESOP trustee agreed to terminate the original agreement and, in consideration for the termination, the Company paid into the ESOP a control-value cash premium of $2.1 million for those participants in the ESOP with control-value shares which was allocated to the profit sharing portion of the Plan for these participants. An estimate of the control value premium was

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded during the fourth quarter of 2001 when the agreement between the Company and the ESOP Trustee was signed, and was adjusted during the first quarter of 2002 when the third-party appraisal was completed and the actual control value premium was calculated.

The Company also maintains a non-qualified deferred compensation plan for certain key employees. The plan allows participants to defer up to 75% of base compensation and up to 95% of incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. Vesting in the matching contribution is based upon years of service. Participant vests in the matching contributions 20% after the first year of service, 40% after two years, 60% after three years, 80% after four years, and 100% vested after five years of service. Vesting in discretionary contribution is determined by the Plan Administrator. The plan also allows for executive discretionary contributions for certain key executives. The executive discretionary contributions vests 20% after six years of service, 40% after seven years, 60% after eight years, 80% after nine years, and 100% after ten years of service. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair market value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of benefit payment depend on the occurrence of specific events. When such an event occurs, benefit payments become due. Events include retirement, maturation of personal goals, termination of employment, disability, death, and financial hardship. The participant can withdraw their balance at any other time with a 10% early withdrawal penalty. Upon retirement or maturation of a personal goal, the account may be paid in a lump sum or in annual installments. Upon termination, disability, or death, the account is paid in a lump sum. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $3.2 million and $2.3 million at December 31, 2003 and 2002, respectively.

14. Incentive Compensation Plan

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock options and stock awards. The Plan consists of the 1997 Incentive Compensation Plan and the 2002 Incentive Compensation Plan. The 2002 Incentive Compensation Plan was approved by the Company’s shareholders and Board of Directors in June 2002, and is a restated version of the Company’s 1997 Incentive Compensation Plan. The 2002 Incentive Compensation Plan contained a number of modifications in contemplation of the Company’s initial public offering and reserved an additional 150,000 common shares for use in the Plan. In addition, on the first day of each calendar year during the term of the plan the number of shares reserved for issuance under the plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar year, over the number of shares remaining available for awards at that time. As of December 31, 2003, 1,289,778 shares of common stock have been authorized for use in the Plan and 77,286 shares were available for future grants. In accordance with the provision in the Plan that increases the number of common shares reserved on the first day of each calendar year, as of January 1, 2004, 284,602 shares of Company common stock will be available for future grant during 2004 under the plan.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. Prior to the Company’s initial public offering in October 2002, the fair market value of the common stock was determined by an independent appraisal. After the initial public offering, the fair market value of the stock is determined based upon quoted market prices. The stock options vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. Upon death, disability, retirement or change of control of the Company (as defined) vesting may be accelerated to 100%. The Company has elected to account for the stock options using the intrinsic value method and accordingly no compensation expense is recognized in connection with the granting of the stock options.

The following is a summary of stock option activity for 2003, 2002, and 2001:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	587,508	$17.42
Granted	222,450	22.34
Exercised	(23,825)	15.63
Forfeited	(66,805)	19.45

Options outstanding at December 31, 2001	719,328	18.81
Granted	212,100	19.33
Exercised	(42,792)	15.50
Forfeited	(167,657)	19.64

Options outstanding at December 31, 2002	720,979	18.97
Granted	250,350	20.29
Exercised	(56,283)	16.34
Forfeited	(64,597)	20.15

Options outstanding at December 31, 2003	850,449	$19.44

As of December 31, 2003, 2002 and 2001 there are 339,928 shares, 297,233 shares and 244,455 shares that were exercisable at a weighted average exercise price of $18.28, $17.48 and $16.58, respectively. At December 31, 2003, the range of exercise prices for outstanding options was between $14.67 and $27.37. The following table presents certain information with respect to stock options outstanding and exercisable stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Options Exercisable	Weighted Average Exercise Price
$14.67 to $18.00	219,779	$16.76	4.72	189,586	$16.56
$19.33 to $21.01	496,590	$19.66	8.20	101,394	$19.38
$22.67 to $27.37	134,080	$23.03	7.43	48,948	$22.67

	850,449	$19.44	7.18	339,928	$18.28

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards:

During 2003, 2002 and 2001, 26,574 shares, 49,142 shares, and 4,500 shares of common stock were awarded, and 6,793 shares, 13,267 shares, and 1,277 shares of common stock were forfeited, respectively, under restricted stock agreements. The awards granted during 2003 were at a weighted average value of $22.43 per share. The Company accounts for the award as a fixed plan and records compensation expense, equal to the fair market value of the award at the date of grant, over the vesting period. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The unearned compensation related to the restricted stock grants is reported in stockholders’ equity. For the years ended December 31, 2003, 2002 and 2001, compensation expense, net of forfeitures, related to the stock awards totaled $417,000, $444,000 and $506,000, respectively. At December 31, 2003, the Company had 90,982 shares of unvested restricted stock awards outstanding.

Before the Company’s initial public offering in October 2002, in connection with the granting of the stock options and awards, stock transfer agreements were entered into with the participants. These agreements placed certain restrictions on the transfer of any shares acquired through option exercise or award and provided the participants with limited rights to “put” the stock so acquired back to the Company. Upon completion of the initial public offering, these stock transfer agreements were terminated and the Company no longer has an obligation to repurchase common shares acquired by employees through the stock option and restricted stock programs.

15. Stockholders’ Equity

The authorized capital stock of the Company consists of 30 million shares, of which 25 million shares are common stock, par value $0.01 per share, and 5 million are preferred shares, par value $0.01 per share.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Regulatory Disclosures:

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s and Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2003 and 2002, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2003 and 2002, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2003, there are no conditions or events since that notification that management believes have changed the institution’s category.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$231,328	10.44%	>	$177,300	>	8.00%	>	$221,625	>10.00%
Cole Taylor Bank	237,702	10.75	>	176,823	>	8.00	>	221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	8.73%	>	$88,650	>	4.00%	>	$132,975	>6.00%
Cole Taylor Bank	209,990	9.50	>	88,411	>	4.00	>	132,617	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	7.64%	>	$101,357	>	4.00%	>	$126,697	>5.00%
Cole Taylor Bank	209,990	8.31	>	101,130	>	4.00	>	126,413	>5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$213,555	10.61%	>	$161,089	>	8.00%	>	$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>	160,547	>	8.00	>	200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$177,700	8.82%	>	$80,545	>	4.00%	>	$120,817	>6.00%
Cole Taylor Bank	184,984	9.22	>	80,273	>	4.00	>	120,410	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$177,700	7.21%	>	$98,625	>	4.00%	>	$123,281	>5.00%
Cole Taylor Bank	184,984	7.52	>	98,406	>	4.00	>	123,008	>5.00

In addition to covenants contained in the Company’s notes payable agreements, the Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2003, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $45.9 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios. Also see Note 11–“Notes Payable and FHLB advances” for additional details of loan covenants in the Company’s notes payable agreement that place restrictions on the amount of dividends the Company and the Bank can pay.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2003, 2002 and 2001 was approximately $3.4 million, $2.8 million and $3.1 million, respectively.

Estimated future minimum rental commitments under these operating leases as of December 31, 2003 are as follows:

Year	Amount
(in thousands)
2004	$3,180
2005	3,308
2006	3,256
2007	3,230
2008	3,033
Thereafter	17,754

Total	$33,761

In the fourth quarter of 2003, the Company abandoned its Wheeling administrative offices in connection with the consolidation of all corporate, administrative, and operational departments in a centrally located corporate center. Since the Company is still contractually liable for these lease payments, the minimum rental commitments for this facility are included in the above table.

Financial Instruments:

At times, the Company is party to various financial instruments with off-balance sheet risk. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and financial guarantees, such as financial and performance standby letters of credit. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

The Company mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial or multi-family rental properties; accounts receivable; inventories; and property, plant and equipment. The Company manages its exposure to interest rate risk generally by setting variable rates of interest on extensions of credit and administered rates on interest bearing non-maturity deposits and, on a limited basis, by using derivative financial instruments to offset existing interest rate risk of its assets and liabilities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the contractual or notional amount of each significant class of financial instrument outstanding. The Company’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and financial guarantees is represented by the contractual notional amount of these instruments.

At December 31, 2003 and 2002, the contractual amounts were as follows:

	2003	2002
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$835,009	$841,220
Financial guarantees:
Financial standby letters of credit	47,081	37,237
Performance standby letters of credit	56,754	32,125

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitments amounts. Historically, only approximately 60% of available commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a nonfinancial contractual obligation. The terms of these financial guarantees range from less than one year to five years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees.

18. Derivative Financial Instruments

The Company uses derivate instruments as part of its interest rate risk management process. At December 31, 2003 and 2002, the Company’s only derivative financial instruments were interest-rate exchange contracts. For interest-rate exchange agreements (swaps), the contract or notional amounts substantially exceed actual exposure to credit loss.

An interest-rate exchange contract is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non performance by the counterparty on the interest rate exchange payment, but does not expect any counterparty to fail to meet their obligation. The Company’s objective in holding interest-rate swaps is interest rate risk management.

During 2003 and 2002, the Company entered into interest rate exchange contracts with a notional amount totaling $50.0 million to hedge the fair values of certain brokered certificates of deposits for changes in interest

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates. Under these contracts, the Company will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon a defined index. At December 31, 2003, the weighted average interest rate that the Company received was 3.10% and the weighted average interest rate the Company paid was 1.13%. At December 31, 2002, the weighted average interest rate that the Company received was 3.08% and the weighted average interest rate the Company paid was 1.37%. As of December 31, 2003, these interest rate exchange contracts had a weighted average remaining life of 4.9 years. These contracts, which are accounted for as fair value hedges, satisfied the criteria in SFAS No. 133 to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the interest-rate swap perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings.

During 2003, the Company entered into interest rate exchange contracts with a total notional amount of $200 million to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. The Company accounted for these transactions as cash flow hedges. In the cash flow hedges, the Company receives a fixed rate and pays a variable rate based upon the prime lending rate. In October 2003, these interest rate exchange contracts were terminated with the original counter-parties. The resulting gain on termination, which totaled $1.4 million, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the year ended December 31, 2003, $43,000 of this deferred gain was reclassified into interest income, while $172,000 of this deferred gain is expected to be reclassified into interest income during 2004.

The following table sets forth the activity in the notional amounts of derivative financial instruments during 2003 and 2002.

	Fair Value Hedge	Cash Flow Hedge	Total	Fair Value At Year End
	(in thousands)
Balance at Dec. 31, 2001	$—	$—	$—
Additions	25,000	—	25,000
Terminations	—	—	—
Maturities	—	—	—

Balance at Dec. 31, 2002	25,000	—	25,000	$(38)

Additions	25,000	200,000	225,000
Terminations	—	(200,000)	(200,000)
Maturities	—	—	—

Balance at Dec. 31, 2003	$50,000	$—	$50,000	$48

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

Cash and Cash Equivalents:

The carrying amount of cash, due from banks, interest-bearing deposits with banks, money market mutual funds, and federal funds sold approximate fair value since their maturities are short-term.

Investments:

Fair values for investment securities are determined from quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. Investments also include the Company’s investment in FHLB and Federal Reserve Bank Stock. The fair value of these investments equals its book value as these stocks can only be sold back to the FHLB, Federal Reserve Bank, or other member banks at its par value per share.

Loans:

Fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Borrowings and Notes Payable and FHLB Advances:

The carrying amount of short-term borrowings approximates fair value, as the maturities of these borrowings are short-term. Notes payable and FHLB advances have been valued at the present values of future cash flows using rates which approximate current market rates for similar instruments.

Accrued Interest Payable:

The carrying amount of accrued interest payable approximates fair value since its maturity is short-term.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$88,504	$88,504	$92,909	$92,909
Investments	500,360	500,399	512,564	512,623
Loans, net of allowance	1,927,652	1,952,810	1,845,401	1,867,770
Accrued interest receivable	10,556	10,556	11,933	11,933
Interest rate exchange agreements	48	48	—	—
Other assets	3,226	3,226	2,298	2,298

Total financial assets	$2,530,346	$2,555,543	$2,465,105	$2,487,533

Financial Liabilities:
Deposits without stated maturities	$1,096,938	$1,096,938	$1,090,116	$1,090,116
Deposits with stated maturities	916,146	927,150	873,633	884,700
Short-term borrowings	219,108	219,108	215,360	215,360
Notes payable and FHLB advances	110,500	112,331	110,500	128,988
Accrued interest payable	4,118	4,118	5,567	5,567
Interest rate exchange agreements	—	—	38	38
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	45,000	50,508	45,000	45,900

Total financial liabilities	$2,391,810	$2,410,153	$2,340,214	$2,370,669

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	479	—	300

Total off-balance-sheet financial instruments	$—	$479	$—	$300

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

20. Litigation and Settlement:

The Company is, from time to time, a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against the Company that is likely to have a material adverse impact on its business, financial condition, liquidity or operating results.

During 2002, the Company agreed to settle outstanding litigation concerning the 1997 acquisition of the Bank. The Company entered into certain settlement agreements with the plaintiffs and other parties in the cases to halt the substantial expense, inconvenience and distraction of continued litigation and to eliminate any exposure and uncertainty that may have existed as a result of such litigation.

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

To facilitate the settlement, on October 21, 2002, the Company completed a concurrent offering of common stock and trust preferred securities. The Company issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, the Company raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable trust preferred securities by TAYC Capital Trust I (the “Trust”), a Delaware statutory trust formed by the Company to issue the trust preferred securities. See Note 12 – “Trust Preferred Securities” for additional details on the trust preferred securities.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS

Noninterest-bearing deposits with subsidiary Bank	$4,125	$6,175
Investment in subsidiaries	239,336	221,850
Other assets	5,892	6,697

Total assets	$249,353	$234,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued interest, taxes and other liabilities	$15,968	$9,085
Notes payable	10,500	10,500
Junior Subordinated debentures – TAYC Capital Trust I	46,400	46,400
Stockholders’ equity	176,485	168,737

Total liabilities and stockholders’ equity	$249,353	$234,722

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Income:
Dividends from subsidiary Bank	$—	$13,000	$13,000
Dividends from non-bank subsidiary	136	27	100

Total income	136	13,027	13,100

Expenses:
Interest	5,618	1,840	1,528
Salaries and employee benefits	1,532	1,688	1,925
ESOP control value premium	—	115	1,983
Legal fees, net	(1,019)	1,600	674
Litigation settlement charge	—	61,900	—
Other	3,632	2,370	1,534

Total expenses	9,763	69,513	7,644

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	(9,627)	(56,486)	5,456
Income tax benefit	4,332	2,685	2,700
Equity in undistributed net income of subsidiaries	24,042	12,386	9,475

Net income (loss)	$18,747	$(41,415)	$17,631

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$18,747	$(41,415)	$17,631
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of other assets	—	—	49
Amortization of unearned compensation	1	17	57
Equity in undistributed net income of subsidiaries	(24,042)	(12,386)	(9,475)
Other, net	—	17	(371)
Changes in assets and liabilities:
Other assets	839	(5,129)	38
Other liabilities	6,879	1,071	286

Net cash provided (used) by operating activities	2,424	(57,825)	8,215

Cash flows from investing activities:
Investment in TAYC Capital Trust I	—	(1,401)	—
Other, net	(34)	(85)	(60)

Net cash used in investing activities	(34)	(1,486)	(60)

Cash flows from financing activities:
Repayments of notes payable	—	(27,200)	(3,250)
Proceeds from notes payable	—	11,700	2,250
Proceeds from issuance of subordinated debentures	—	46,400	—
Dividends paid	(5,709)	(5,081)	(5,089)
Proceeds from the issuance of common stock, net	—	38,407	—
Proceeds from the exercise of employee stock options	1,269	537	645
Purchase of treasury stock	—	(1,717)	(2,048)

Net cash provided (used) by financing activities	(4,440)	63,046	(7,492)

Net increase (decrease) in cash and cash equivalents	(2,050)	3,735	663
Cash and cash equivalents, beginning of year	6,175	2,440	1,777

Cash and cash equivalents, end of year	$4,125	$6,175	$2,440

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income for the years ended December 31, 2003, 2002, and 2001:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2001:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$5,143	$(1,800)	$3,343
Less: reclassification adjustment for gains included in net income	(2,333)	816	(1,517)

Other comprehensive income	$2,810	$(984)	$1,826

Year ended December 31, 2002:
Unrealized gain from securities:
Change in unrealized gains on available-for-sale securities	$12,599	$(4,409)	$8,190
Less: reclassification adjustment for gains included in net income	(2,076)	727	(1,349)

Other comprehensive income	$10,523	$(3,682)	$6,841

Year ended December 31, 2003:
Change in unrealized gains on available-for-sale securities	$(12,290)	$4,301	$(7,989)
Deferred gain from termination of cash flow hedging instruments	1,295	(453)	842

Other comprehensive loss	$(10,995)	$3,848	$(7,147)

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Stock options are the only common stock equivalents. Before the initial public offering in October 2002, the Company’s common stock was not publicly traded. The estimated market value of the Company’s common shares before the initial public offering was based upon semiannual independent third party appraisals prepared in connection with the employee benefit plans. For the years ended December 31, 2003, 2002, and 2001, stock options outstanding to purchase 127,380, 453,360 and 185,130 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Years Ended December 31,
(dollars in thousands, except share and per share amounts)	2003	2002	2001
Net income (loss)	$18,747	$(41,415)	$17,631

Preferred dividend requirements	(3,443)	(3,442)	(3,443)

Net income (loss) available to common stockholders	$15,304	$(44,857)	$14,188

Weighted average common shares outstanding	9,449,336	7,323,979	6,862,761

Dilutive effect of stock options	79,449	—	45,309

Diluted weighted average common shares outstanding	9,528,785	7,323,979	6,908,070

Basic earnings (loss) per common share	$1.62	$(6.12)	$2.07
Diluted earnings (loss) per common share	$1.61	$(6.12)	$2.05

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 under the caption “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, including securities authorized for issuance under equity compensation plans, included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 under the caption “Certain Transactions with Management and Others” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2004 under the caption “Audit Matters” is incorporated herein by reference.

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

(a)(3)	Exhibits

See Item 15(c) below

(b)	Reports on Form 8-K:

1)	On October 28, 2003, a Report on Form 8-K was furnished in conjunction with the Company’s quarterly earnings release for the quarter ended September 30, 2003.

(c)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1*	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc.

3.2*	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc.

4.1*	Certificate of Designation of the Series A 9% Noncumulative Perpetual Preferred Stock.

4.2*	Form of certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock.

4.3*	Form of certificate representing Taylor Capital Group, Inc. Common Stock.

4.4*	Form of Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee.

4.5*	Form of Junior Subordinated Debenture due 2032.

4.6*	Certificate of Trust of TAYC Capital Trust I.

4.8*	Form of Amended and Restated Trust Agreement of TAYC Capital Trust I.

4.9*	Form of Preferred Securities Guarantee Agreement.

4.10*	Form of Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I.

4.11*	Form of certificate representing TAYC Capital Trust I Trust Preferred Security.

9.1*	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein.

9.2*	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein.

Exhibit Number	Description of Exhibits
9.3*	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein.

10.16*	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001.

10.17*	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001.

10.20*	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

10.21*	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000.

10.22*	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000.

10.23*	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001.

10.24*	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998.

10.25*	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan.

10.30*	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan.

10.33*	Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.34*	First Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 1999.

10.35*	Second Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.36*	Third Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2000.

10.37*	Fourth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 2000.

10.38*	Fifth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2001.

10.39*	Sixth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2002.

10.40*	Taylor Capital Group, Inc. 401(k) Trust, effective October 1, 1998.

10.42*	Form of Executive Level Change in Control Severance Agreement.

10.52*	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan.

10.53*	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan.

10.54*	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc.

10.55*	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc.

10.58*	Seventh Amendment of Taylor Capital Group, Inc. 401(k) Plan effective January 1, 2002.

10.59**	Eighth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.60**	Ninth Amendment of Taylor Capital Group, Inc. 401(k) Plan effective October 1, 1998.

10.61**	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

10.62**	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998.

Exhibit Number	Description of Exhibits
10.63**	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.64**	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.65**	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan.

10.66**	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003.

10.67***	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc.

10.68†	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan.

10.69†	Form of Amended and Restated Executive Level Change in Control Severance Agreement.

10.70†	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan.

10.71†	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998.

10.72	Tenth Amendment of Taylor Capital Group, Inc. 401(k) Plan, effective as of October 1, 1998.

10.73	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998.

10.74	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003.

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Exhibits to our Registration Statements on Form S-1 (Reg. Nos. 333-89158, 333-89158-01, and 333-100560-01).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending December 31, 2002.
***	Incorporated by reference from Exhibit 99.1 to Form 8-K dated as of November 26, 2002.
†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2004.

TAYLOR CAPITAL GROUP, INC.

/s/ J. CHRISTOPHER ALSTRIN
J. Christopher Alstrin
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Signature	Title	Date
/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Chief Executive Officer and Chairman of the Board	March 11, 2004

/s/ J. CHRISTOPHER ALSTRIN J. Christopher Alstrin	Chief Financial Officer and Director	March 11, 2004

/s/ BRUCE W. TAYLOR Bruce W. Taylor	President and Director	March 11, 2004

/s/ CINDY TAYLOR BLEIL Cindy Taylor Bleil	Director	March 11, 2004

/s/ ADELYN DOUGHERTY LEANDER Adelyn Dougherty Leander	Director	March 11, 2004

/s/ RONALD EMANUEL Ronald Emanuel	Director	March 11, 2004

/s/ EDWARD MCGOWAN Edward McGowan	Director	March 11, 2004

/s/ MELVIN E. PEARL Melvin E. Pearl	Director	March 11, 2004

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 11, 2004

/s/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 11, 2004

/s/ MARK L. YEAGER Mark L. Yeager	Director	March 11, 2004