Form 10-Q
period 2004-03-31
TAYLOR CAPITAL GROUP INC
filed 2004-05-07
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2004, there were 9,497,909 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,825	$53,254
Short-term investments	550	3,550
Federal funds sold	—	31,700

Total cash and cash equivalents	56,375	88,504
Investment securities:
Available-for-sale, at fair value	576,955	487,777
Held-to-maturity, at amortized cost (fair value of $561 and $564 at March 31, 2004 and December 31, 2003, respectively)	525	525
Loans, net of allowance for loan losses of $35,225 and $34,356 at March 31, 2004 and December 31, 2003, respectively	1,982,491	1,927,652
Premises, leasehold improvements and equipment, net	19,868	20,548
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,175	12,058
Other real estate and repossessed assets, net	1,596	164
Goodwill, net of amortization of $11,696 at March 31, 2004 and December 31, 2003	23,354	23,354
Other assets	44,515	43,074

Total assets	$2,717,854	$2,603,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$429,452	$445,193
Interest-bearing	1,652,618	1,567,891

Total deposits	2,082,070	2,013,084
Short-term borrowings	273,397	219,108
Accrued interest, taxes and other liabilities	38,825	39,479
Notes payable and FHLB advances	95,500	110,500
Junior subordinated debentures	46,400	45,000

Total liabilities	2,536,192	2,427,171

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,820,796 and 9,809,731 shares issued at March 31, 2004 and December 31, 2003, respectively; 9,497,789 and 9,486,724 shares outstanding at March 31, 2004 and December 31, 2003, respectively	98	98
Surplus	144,165	143,918
Unearned compensation - stock grants	(1,113)	(1,138)
Retained earnings (deficit)	599	(2,106)
Accumulated other comprehensive income	6,720	4,520
Treasury stock, at cost, 323,007 shares at March 31, 2004 and December 31, 2003	(7,057)	(7,057)

Total stockholders’ equity	181,662	176,485

Total liabilities and stockholders’ equity	$2,717,854	$2,603,656

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$26,999	$28,328
Interest and dividends on investment securities:
Taxable	4,980	5,782
Tax-exempt	513	597
Interest on cash equivalents	18	80

Total interest income	32,510	34,787

Interest expense:
Deposits	6,527	7,608
Short-term borrowings	499	589
Notes payable and FHLB advances	1,094	1,201
Junior subordinated debentures	1,288	1,210

Total interest expense	9,408	10,608

Net interest income	23,102	24,179
Provision for loan losses	2,750	2,300

Net interest income after provision for loan losses	20,352	21,879

Noninterest income:
Service charges	2,783	3,148
Trust and investment management fees	1,238	1,063
Other noninterest income	654	324

Total noninterest income	4,675	4,535

Noninterest expense:
Salaries and employee benefits	10,731	10,839
Occupancy of premises	1,807	1,583
Furniture and equipment	1,135	807
Legal fees, net	329	(1,016)
Advertising and public relations	422	1,330
Corporate insurance	622	833
Computer processing	434	498
Other noninterest expense	3,303	3,576

Total noninterest expense	18,783	18,450

Income before income taxes	6,244	7,964
Income taxes	2,108	2,839

Net income	$4,136	$5,125

Preferred dividend requirements	(861)	(861)

Net income applicable to common stockholders	$3,275	$4,264

Basic earnings per common share	$0.35	$0.45
Diluted earnings per common share	0.34	0.45

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	100	(100)	—	—	—	—
Amortization of stock grants	—	—	—	125	—	—	—	125
Exercise of stock options	—	—	118	—	—	—	—	118
Tax benefit on stock options exercised and stock awards	—	—	29	—	—	—	—	29
Comprehensive income:
Net income	—	—	—	—	4,136	—	—	4,136
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,243	—	2,243
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								6,336

Dividends:
Preferred — $0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common — $0.06 per share	—	—	—	—	(570)	—	—	(570)

Balance at March 31, 2004	$38,250	$98	$144,165	$(1,113)	$599	$6,720	$(7,057)	$181,662

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	271	(271)	—	—	—	—
Forfeiture of stock grants	—	—	(54)	37	—	—	—	(17)
Amortization of stock grants	—	—	—	118	—	—	—	118
Exercise of stock options	—	1	364	—	—	—	—	365
Tax benefit on stock options exercised and stock awards	—	—	28	—	—	—	—	28
Comprehensive income:
Net income	—	—	—	—	5,125	—	—	5,125
Change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	(2,898)	—	(2,898)
Net unrealized loss from cash flow hedging instrument	—	—	—	—	—	(59)	—	(59)

Total comprehensive income								2,168

Dividends:
Preferred — $0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common — $0.06 per share	—	—	—	—	(566)	—	—	(566)

Balance at March 31, 2003	$38,250	$98	$142,617	$(1,204)	$(11,442)	$8,710	$(7,057)	$169,972

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,136	$5,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	382	158
Deferred loan fee amortization	(657)	(261)
Provision for loan losses	2,750	2,300
Depreciation and amortization	956	1,008
Deferred income taxes	794	2,202
Loss on sales of other real estate	3	—
Provision for other real estate	66	—
Other, net	(318)	94
Changes in other assets and liabilities:
Accrued interest receivable	(1,401)	(816)
Other assets	(332)	(2,439)
Accrued interest, taxes and other liabilities	(655)	3,870

Net cash provided by operating activities	5,724	11,241

Cash flows from investing activities:
Purchases of available-for-sale securities	(103,144)	(81,442)
Proceeds from principal payments and maturities of available-for-sale securities	17,034	33,906
Net increase in loans	(58,483)	(5,685)
Net additions to premises, leasehold improvements and equipment	(273)	(357)
Proceeds from sales of other real estate	50	23

Net cash used in investing activities	(144,816)	(53,555)

Cash flows from financing activities:
Net increase (decrease) in deposits	68,986	(8,803)
Net increase in short-term borrowings	54,289	40,418
Proceeds from notes payable and FHLB advances	—	15,000
Repayments of notes payable and FHLB advances	(15,000)	(15,000)
Proceeds from exercise of employee stock options	118	365
Dividends paid	(1,430)	(1,426)

Net cash provided by financing activities	106,963	30,554

Net decrease in cash and cash equivalents	(32,129)	(11,760)
Cash and cash equivalents, beginning of period	88,504	92,909

Cash and cash equivalents, end of period	$56,375	$81,149

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$9,079	$10,813
Income taxes	(46)	(4,426)
Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of tax	$2,200	$(2,957)
Tax benefit on stock options exercised and stock awards	29	28

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These financial statements contain unaudited information as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited financial statements and the related notes. The income statement data for the three month period ended March 31, 2004 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

New Accounting Pronouncements

Beginning with the first quarter of 2004, the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) guidance required us to deconsolidate TAYC Capital Trust I, our wholly owned subsidiary formed for the purpose of issuing trust preferred securities. Not consolidating the Trust did not have a material impact on our reported results of operations or financial condition. Before January 1, 2004, we consolidated the Trust and reported the $45.0 million trust preferred securities on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The Trust’s cash distributions on the trust preferred securities were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, we deconsolidated the Trust. Accordingly, we now report a liability of $46.4 million as the total balance of the junior subordinated debentures, which corresponds to the sum of the $45.0 million trust preferred securities and the $1.4 million common equity of the Trust. Our $1.4 million equity investment in the Trust is reported in other assets on the Consolidated Balance Sheet at March 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$244,089	$4,849	$—	$248,938
Collateralized mortgage obligations	142,505	1,018	(123)	143,400
Mortgage-backed securities	136,777	1,394	(733)	137,438
State and municipal obligations	44,475	2,704	—	47,179

Total available-for-sale	567,846	9,965	(856)	576,955

Held-to-maturity:
Other debt securities	525	36	—	561

Total held-to-maturity	525	36	—	561

Total	$568,371	$10,001	$(856)	$577,516

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$176,888	$3,355	$—	$180,243
Collateralized mortgage obligations	116,053	1,026	(779)	116,300
Mortgage-backed securities	143,259	1,461	(1,648)	143,072
State and municipal obligations	45,918	2,244	—	48,162

Total available-for-sale	482,118	8,086	(2,427)	487,777

Held-to-maturity:
Other debt securities	525	39	—	564

Total held-to-maturity	525	39	—	564

Total	$482,643	$8,125	$(2,427)	$488,341

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. Loans:

Loans classified by type at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	Dec. 31, 2003
	(in thousands)
Commercial and industrial	$604,567	$589,987
Commercial real estate secured	656,584	642,364
Real estate-construction	410,600	364,294
Residential real estate mortgages	76,302	86,710
Home equity loans and lines of credit	243,559	253,006
Consumer	22,929	24,636
Other loans	3,457	1,330

Gross loans	2,017,998	1,962,327
Less: Unearned discount	(282)	(319)

Total loans	2,017,716	1,962,008
Less: Allowance for loan losses	(35,225)	(34,356)

Loans, net	$1,982,491	$1,927,652

Nonaccrual and impaired loans at March 31, 2004 were $14.6 million and $17.1 million, respectively, as compared to $18.1 million and $24.3 million at December 31, 2003, respectively.

4. Goodwill and Intangible Assets:

The Company has $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which beginning on January 1, 2002 was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2003, and the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during the first quarter of 2004.

The Company also has $64,000 of other intangible assets that relate to the purchase of lines of trust business. No additions or disposals to intangible assets were recorded during the first quarter of 2004.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	Dec. 31, 2003
	(in thousands)
NOW accounts	$133,611	$136,119
Savings accounts	91,509	90,177
Money market deposits	402,986	425,449
Time deposits:
Certificates of deposit	514,964	498,189
Out-of-market certificates of deposit	93,638	76,475
Brokered certificates of deposit	342,612	285,689
Public time deposits	73,298	55,793

Total time deposits	1,024,512	916,146

Total	$1,652,618	$1,567,891

At March 31, 2004 and December 31, 2003, time deposits in amounts $100,000 or more totaled $324.0 million and $282.0 million, respectively.

6. Short-Term Borrowings:

Short-term borrowings at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	Dec. 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$195,939	$169,890
Federal funds purchased	60,333	40,613
U.S. Treasury tax and loan note option	17,125	8,605

Total	$273,397	$219,108

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	Dec. 31, 2003
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at March 31, 2004 and December 31, 2003 were 3.87% and 3.92%, respectively; matures on November 27, 2009	$10,000	$10,000
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both March 31, 2004 and December 31, 2003; matures on November 27, 2009	500	500
Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2004	—	—

Total notes payable	10,500	10,500
Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 1.50%, due January 29, 2004	—	15,000

Total FHLB advances	85,000	100,000

Total notes payable and FHLB advances	$95,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of March 31, 2004, the Company is in compliance with these covenants.

The callable Federal Home Loan Bank, or FHLB, advances are callable at par at the option of the FHLB. Retirement prior to maturity by the Company is subject to prepayment penalties.

8. Junior Subordinated Debentures:

The junior subordinated debentures reported on the Company’s Consolidated Balance Sheets were issued on October 21, 2002, in connection with an offering of trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by the Company (the “Trust”). The Trust is a wholly owned subsidiary of the Company formed solely to issue the trust preferred securities. Proceeds from the sale of the trust preferred securities were invested by the Trust in the 9.75% junior subordinated debentures of the Company. Prior to January 1, 2004, the Trust was consolidated and included on the Company’s consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The Company may redeem all or part of the debentures at any time on or after October 21, 2007, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

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

9. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
For the Three Months Ended March 31, 2004:
Change in unrealized gains on available-for-sale securities	$3,450	$(1,207)	$2,243
Change in deferred gain from termination of cash flow hedging instruments	(66)	23	(43)

Other comprehensive income, net of tax	$3,384	$(1,184)	$2,200

For the Three Months Ended March 31, 2003:
Change in unrealized gains on available-for-sale securities	$(4,456)	$1,558	$(2,898)
Net unrealized loss from cash flow hedging instruments	(91)	32	(59)

Other comprehensive loss, net of tax	$(4,547)	$1,590	$(2,957)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only common stock equivalents. For the three months ended March 31, 2004 and 2003, stock options outstanding to purchase 228,850 and 152,550 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended March 31,
	2004	2003
(in thousands, except share and per share amounts)
Net income	$4,136	$5,125
Less preferred dividend requirements	(861)	(861)

Net income available to common stockholders	$3,275	$4,264

Weighted average common shares outstanding	9,490,917	9,427,324
Dilutive effect of stock options	132,188	29,177

Diluted weighted average common shares outstanding	9,623,105	9,456,501

Basic earnings per common share	$0.35	$0.45
Diluted earnings per common share	0.34	0.45

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

11. Stock-based Compensation:

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

	For the Three Months Ended March 31,
(in thousand, except per share amounts)	2004	2003
Net income as reported	$4,136	$5,125
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	75	60
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(238)	(250)

Pro forma net income	$3,973	$4,935
Less preferred dividend requirements	(861)	(861)

Pro forma net income available to common stockholders	$3,112	$4,074

Basic earnings per common share
As reported	$0.35	$0.45
Pro forma	0.33	0.43
Diluted earnings per common share
As reported	$0.34	$0.45
Pro forma	0.32	0.43

12. Derivative Financial Instruments:

The Company uses derivative financial instruments to assist in interest rate risk management. At both March 31, 2004 and December 31, 2003, the only derivative financial instruments outstanding were interest rate exchange agreements.

The following table sets forth the activity in the notional amounts of derivative financial instruments during the first three months of 2004.

	Fair Value Hedge	Fair Value At Period End
	(in thousands)
Balance at December 31, 2003	$50,000	$48

Additions	65,000
Terminations/calls	(25,000)
Maturities	—

Balance at March 31, 2004	$90,000	$(383)

The Company receives a fixed interest rate and pays a variable interest rate based upon LIBOR to hedge changes in the fair value of $90.0 million of brokered certificates of deposit. At March 31, 2004, the weighted average interest rate that the Company received was 3.13% and the weighted average interest rate the Company paid was 1.06%. As of March 31, 2004, these interest rate exchange contracts had a weighted average remaining life of 6.2 years. During the first quarter of 2004, interest rate exchange contracts with a notional amount totaling $25.0 million were called by the counterparties. Because of these calls, we exercised our right to call the related hedged brokered certificates of deposit.

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

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and our December 31, 2003 Annual Report on Form 10-K which contain audited financial statements of Taylor Capital Group, Inc. as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003.

OVERVIEW

We recorded net income for the quarter ended March 31, 2004 of $4.1 million, or $0.34 per diluted common share, compared to $5.1 million, or $0.45 per diluted common share, for the first quarter of 2003. Net income during the first quarter of 2003 reflected the impact of a $2.1 million pre-tax non-recurring reimbursement of legal fees. During the first quarter of 2004 as compared to the same quarter in 2003, our net interest income declined by $1.1 million, or 4.5%, and the provision for loan losses increased by $450,000. The increase in noninterest expense was largely due to the impact of the $2.1 million legal fee reimbursement during the first quarter of 2003.

Total assets were $2.72 billion at March 31, 2004, an increase of $114.2 million, or 4.4%, over total assets at December 31, 2003. Total assets increased during the first quarter of 2004 as a result of commercial loan growth of $75.1 million, or 4.7%, as well as additions to the investment securities portfolio. Total investment securities were $577.5 million at March 31, 2004, an increase of $89.2 million, or 18.3% as compared to December 31, 2003. Stockholders’ equity increased to $181.7 million at March 31, 2004 compared to $176.5 million at December 31, 2003.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties surrounding our portfolio of borrowers’ abilities to successfully execute their business models through changing economic environments and competitive challenges as well as management and other changes greatly complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and fees earned on interest-earning assets, including investment securities and loans, and total interest expense paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned.

Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003.

Net interest income was $23.1 million during the first quarter of 2004 compared to $24.2 million during the same quarter in 2003, a decrease of $1.1 million or 4.5%. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2004 was $23.4 million as compared to $24.5 million during the same quarter a year ago. Net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.73% during the first quarter of 2004 compared to 4.13% during the same quarter in 2003. The continued low interest rate environment has had a negative impact on our net interest margin and net interest income. The yield on our interest-earning assets has declined as we reinvest cash flows from the repayment of loans and investment securities at today’s lower interest rates. While the yield on our interest-earning assets declined 68 basis points from 5.91% during the first quarter of 2003 to 5.23% during the first quarter of 2004, the cost of our interest-bearing liabilities declined only 33 basis points from 2.21% during the first quarter of 2003 to 1.88% during the first quarter of 2004.

The yield on loans declined 60 basis points between the two quarterly periods to 5.52% during the first quarter of 2004 as compared to 6.12% during the same quarter a year ago. The lower loan yield was attributable to three primary factors. From March 31, 2003 to March 31, 2004, the amount of our floating rate loans increased $190 million, while the amount of our fixed rate loans decreased $64 million. On average, the yield from our floating rate loans is lower than the yield from our fixed rate loans. In addition, the yield on fixed rate loans originated in prior years is generally higher than today’s current rates. Finally, the recognition of loan fees can be uneven between periods as a result of fees associated with payoffs and prepayments or other special fees not related to loan origination. Such fees received on loans and immediately recognized as interest income were $637,000 for the first quarter of 2004 as compared to $892,000 for the same period in 2003.

The yield on investment securities declined 114 basis points between the two quarterly periods to 4.26% during the first quarter of 2004 as compared to 5.40% during the same quarter a year ago. From March 31, 2003 to March 31, 2004, we received proceeds from payments and maturities of available-for-sale investment securities of $226.8 million, or 43% of the portfolio, and purchased $265.7 million in securities. Generally, the yield on the maturing securities was higher than the yield on the securities acquired over the last year. In the first quarter of 2004, the investment portfolio increased $89.2 million from the purchase of $103.1 million of government agency securities and collateralized mortgage obligations, with a weighted average yield of 3.83% and expected lives of 2 to 7 years.

If the current historically low interest rate environment continues, we would expect it to place negative pressure on our net interest margin. Our portfolios of investment securities and loans still contain assets with yields above the current market rates. Therefore, as higher-rate assets cash flow and are replaced with current yield assets, we will experience continued downward pressure on our overall earning asset yield. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

Average interest-earning assets increased by $118.2 million, or 4.9%, to $2.52 billion for the first quarter of 2004 compared to $2.40 billion for the same quarter in 2003. The increase in average loan and investment securities balances produced the increase. Average loan balances increased by $93.2 million, or 5.0%, to $1.97 billion during the first quarter of 2004 compared to $1.88 billion during the first quarter of 2003. Most of the increase was in commercial and

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

commercial real estate loans, which increased to $1.61 billion for the first quarter of 2004, compared to $1.39 billion for the first quarter of 2003, an increase of $221.2 million, or 15.9%. This increase was partially offset by declines in residential real estate mortgages and home equity and consumer loans, products that we have chosen to de-emphasize. Average investment securities balances increased by $44.7 million, or 9.0% to $541.8 million during the first quarter of 2004 compared to $497.2 million during the first quarter of 2003.

The increase in loans and investment securities during the first quarter of 2004 was funded primarily from wholesale funding sources, including brokered and out-of-market certificates of deposit and broker repurchase agreements. The majority of this funding was priced at the short-term (under 90 days) portion of the yield curve. On a quarterly average basis, compared to the first quarter of 2003, non-interest bearing deposits increased by $34.6 million and local-customer certificates of deposit increased $54.8 million for the first quarter of 2004 as compared to the same quarter in 2003. Quarterly average brokered certificates of deposit increased $41.6 million and out-of-market certificates of deposit decreased $9.7 million for the first quarter 2004 as compared to the same quarter the prior year.

Tax Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income, and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

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

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Net interest income as stated	$23,102	$24,179
Tax equivalent adjustment-investments	279	326
Tax equivalent adjustment-loans	44	44

Tax equivalent net interest income	$23,425	$24,549

Yield on earning assets without tax adjustment	5.18%	5.85%
Yield on earning assets - tax equivalent	5.23%	5.91%
Net interest margin without tax adjustment	3.68%	4.07%
Net interest margin - tax equivalent	3.73%	4.13%
Net interest spread - without tax adjustment	3.30%	3.65%
Net interest spread - tax equivalent	3.35%	3.70%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For Three Months Ended March 31,
	2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$497,299	$4,980	4.01%	$446,598	$5,782	5.18%
Tax-exempt (tax equivalent) (2)	44,530	792	7.11	50,571	923	7.30

Total investment securities	541,829	5,772	4.26	497,169	6,705	5.40

Cash Equivalents	7,262	18	0.97	26,881	80	1.19

Loans (2) (3):
Commercial and commercial real estate	1,614,028	21,906	5.37	1,392,829	20,850	5.99
Residential real estate mortgages	82,064	1,124	5.48	116,885	1,902	6.51
Home equity and consumer	274,845	3,376	4.94	368,054	4,728	5.21
Fees on loans		637			892

Net loans (tax equivalent) (2)	1,970,937	27,043	5.52	1,877,768	28,372	6.12

Total interest-earning assets (2)	2,520,028	32,833	5.23	2,401,818	35,157	5.91

Allowance for loan losses	(34,761)			(34,946)
NON-EARNING ASSETS:
Cash and due from banks	56,243			59,959
Accrued interest and other assets	94,239			99,369

TOTAL ASSETS	$2,635,749			$2,526,200

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$561,147	962	0.69	$571,191	1,266	0.90
Savings deposits	91,161	71	0.31	89,766	98	0.44
Time deposits	977,028	5,494	2.26	906,537	6,244	2.79

Total interest-bearing deposits	1,629,336	6,527	1.61	1,567,494	7,608	1.97

Short-term borrowings	231,034	499	0.87	220,676	589	1.08
Notes payable and FHLB advances	100,115	1,094	4.32	114,444	1,201	4.20
Junior subordinated debentures	46,400	1,288	11.11	45,000	1,210	10.75

Total interest-bearing liabilities	2,006,885	9,408	1.88	1,947,614	10,608	2.21

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	408,822			374,213
Accrued interest and other liabilities	41,323			34,853

Total noninterest-bearing liabilities	450,145			409,066

STOCKHOLDERS’ EQUITY	178,719			169,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,635,749			$2,526,200

Net interest income (tax equivalent) (2)		$23,425			$24,549

Net interest spread (tax equivalent) (2) (4)			3.35%			3.70%

Net interest margin (tax equivalent) (2) (5)			3.73%			4.13%

(1)	Investment securities average balances are based on amortized cost.

(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended March 31,
	2004	2003
	(in thousands)
Service charges	$2,783	$3,148
Trust and investment management fees	1,238	1,063
Other noninterest income	654	324

Total noninterest income	$4,675	$4,535

Our noninterest income was $4.7 million during the first quarter of 2004 compared to $4.5 million during the same quarter during 2003. Between the two quarterly periods, an increase in revenues from trust and investment management services and other noninterest income was partly offset by lower service charges.

Service charges, principally on deposit accounts, were $2.8 million during the first quarter of 2004 compared to $3.1 million during the first quarter of 2003, a decrease of $365,000, or 11.6%. The decrease was mainly caused by lower commercial service charge income, as we exited selected low-margin cash management accounts.

Trust fees and investment management fees were $1.2 million during the first quarter of 2004 compared to $1.1 million during the same quarter in 2003, an increase of $175,000, or 16.5%. An increase in corporate trust services produced the increase in revenues during the first quarter of 2004.

Other noninterest income includes fees received from the issuance of standby letters of credits, fees for non-customer usage of our automated teller machines, and other miscellaneous sources of revenues. The increase in other noninterest income was due in part to higher revenues from standby letter of credit fees and other miscellaneous sources of income.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended March 31,
	2004	2003
	(in thousands)
Salaries and employee benefits	$10,731	$10,839
Occupancy of premises	1,807	1,583
Furniture and equipment	1,135	807
Holding company legal fees, net	162	(1,645)
Bank legal fees, net	167	629
Advertising and public relations	422	1,330
Corporate insurance	622	833
Computer processing	434	498
Consulting	146	241
Other real estate and repossessed asset expense	106	104
Other noninterest expense	3,051	3,231

Total noninterest expense	$18,783	$18,450

Noninterest expense was $18.8 million during the first quarter of 2004 compared to $18.5 million during the first quarter of 2003. The increase in noninterest expense was largely due to the impact of a $2.1 million non-recurring legal fee reimbursement during the first quarter of 2003. In addition, higher occupancy of premises and furniture and equipment expenses in the first quarter of 2004 as compared to the same quarter of 2003, largely related to our corporate center consolidation, were partly offset by a decrease in advertising costs.

Salaries and employee benefits expense was $10.7 million during the first three months of 2004 compared to $10.8 million during the same period a year ago. Between the two quarterly periods, a decline in incentive compensation was partly offset by an increase in severance costs. At March 31, 2004, we had 482 full-time equivalent employees compared to 526 at March 31, 2003. While the average number of full-time equivalent employees did decline, severance cost and merit and job grade increases largely offset the effect of fewer employees. We expect the position eliminations implemented during the first quarter of 2004 to reduce annualized salaries and benefits expense by approximately $1.0 million, beginning next quarter.

Our corporate center consolidation completed during the fourth quarter of 2003 caused an increase in both occupancy of premises and furniture and equipment expense during the first quarter of 2004 as compared to the first quarter of 2003. Occupancy of premises expense was $1.8 million during the first quarter of 2004, a $224,000, or 14.2%, increase over the expense of $1.6 million during the same period in 2003. Higher lease expense as a result of the addition of the new corporate center increased occupancy of premise expense. The expense for furniture

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

and equipment was $1.1 million during the first quarter of 2004 compared to $807,000 during the same quarter in 2003, an increase of $328,000 or 40.6%. Depreciation expense relating to new furniture and equipment at our corporate center increased furniture and equipment expense in the first quarter of 2004 as compared to the first quarter of 2003.

We continue to evaluate and negotiate alternatives regarding our Wheeling, Ashland, and Burbank facilities. Portions of each of these facilities were vacated during the corporate center consolidation, and we are working to reduce our ongoing expenses associated with each of these facilities. The ultimate disposition of these facilities has not yet been finalized. In order to avoid the uncertainty associated with leasing our excess space at these facilities to third parties, we may elect to completely exit our lease and building obligations and recognize an additional charge in 2004 if appropriate. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

Holding company legal fees were $162,000 during the first quarter of 2004 compared to a net reimbursement of $1.6 million during the first quarter of 2003. The first quarter 2003 expense included a $2.1 million nonrecurring reimbursement of legal fees associated with costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. We do not expect to receive any further reimbursements of holding company legal fees related to this litigation. Currently, holding company legal fees are for costs for general corporate matters, including securities law compliance and other costs associated with being a publicly traded company.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Legal fees were $167,000 during the first quarter of 2004 compared to $629,000 during the same quarter last year. The decline in legal fees in 2004 was primarily in our special assets loan work out area. Not only did the amount we incurred decrease, we were also able to obtain more in reimbursements from these borrowers than in the prior year period.

Advertising and public relations expense decreased to $422,000 during the first quarter of 2004 as compared to $1.3 million during the same period in 2003. In early 2003, we undertook a new media campaign to increase the Bank’s visibility in the business community. This campaign includes television commercials, which began airing in 2003, and print advertising. This advertising campaign significantly increased advertising and public relations expense during the first half of 2003. However, we did not maintain the same level of expenditures during the second half of 2003 or during the first quarter of 2004.

Corporate insurance premiums were $622,000 during the first quarter of 2004 compared to $833,000 during the same quarter of year ago, a decrease of $211,000 or 25.3%. An adjustment in our Directors and Officers insurance coverage produced the decrease in expense between the two quarterly periods.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

We recorded income tax expense of $2.1 million for the first quarter of 2004, resulting in an effective income tax rate of 33.8%. In comparison, we recorded income tax expense of $2.8 million for the first quarter of 2003, resulting in an effective income tax rate of 35.7%. The lower effective tax rate in 2004 was a result of the greater impact of tax exempt items on lower pretax income, a refund of a prior year’s income tax in the amount of $41,000 and higher state tax exempt income.

FINANCIAL CONDITION

Overview

Our total assets increased $114.2 million, or 4.4%, to $2.72 billion at March 31, 2004 compared to $2.60 billion at year-end 2003. An increase in investment securities and loans accounted for most of the growth in total assets. Total investment securities increased $89.2 million to $577.5 million at March 31, 2004 from $488.3 million at December 31, 2003. Total loans increased $55.7 million to $2.02 billion at March 31, 2004, compared to $1.96 billion at December 31, 2003. Total deposits increased to $2.08 billion at March 31, 2004 compared to $2.01 billion at December 31, 2003. Total stockholders’ equity at March 31, 2004 was $181.7 million compared to $176.5 million at December 31, 2003.

For the first quarter of 2004, average interest-earning assets increased $118.2 million, or 4.9%, to total $2.52 billion, as compared to $2.40 billion during the same quarter a year ago. Loan growth and higher average investment securities balances were the primary contributors to the increased level of interest-earning assets.

Cash and Cash Equivalents

Period-end cash and cash equivalents decreased to $56.4 million at March 31, 2004 compared to $88.5 million at December 31, 2003. Cash equivalents, consisting of short-term, interest-bearing investments, decreased during the first quarter of 2004 as these funds were redeployed to other earning assets.

Interest-Earning Assets

Total investment securities increased $89.2 million to total $577.5 million at March 31, 2004, compared to $488.3 million at December 31, 2003. During the first quarter of 2004, we purchased $103.1 million of investment securities. Approximately two-thirds of the purchases were U.S. Government Agency securities and the remainder was collateralized mortgage

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

obligations. These purchases were partly offset by principal repayments received on mortgage related securities during the first quarter.

Period-end total loan balances increased $55.7 million, or 2.8%, to $2.02 billion at March 31, 2004 compared to $1.96 billion at December 31, 2003. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $75.1 million, or 4.7%, during the first quarter of 2004. Higher real estate—construction, which increased $46.3 million during the first quarter of 2004, was the main driver of the increase in commercial loan balances. In addition, commercial and industrial and commercial real estate secured loans increased by $14.6 million and $14.2 million, respectively during the first quarter of 2004. As planned, our consumer-orientated loans, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans continue to decrease. During the first quarter of 2004, total consumer-oriented loans decreased $21.6 million to $342.8 million at March 31, 2004. Consumer-oriented loans as a percentage of total loans declined to 17% at March 31, 2004 from 19% at year-end 2003. The amount of total consumer-oriented loans originally sourced through brokers declined from 44.1% of total consumer loan balances at December 31, 2003 to 41.4% at March 31, 2004.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	March 31, 2004	Dec. 31, 2003
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$3,092	$4,728
Nonaccrual loans	14,590	18,056

Total nonperforming loans	17,682	22,784
Other real estate owned	1,563	141
Other repossessed assets	33	23

Total nonperforming assets	$19,278	$22,948

Nonperforming loans to total loans	0.88%	1.16%
Nonperforming assets to total loans plus repossessed property	0.95%	1.17%
Nonperforming assets to total assets	0.71%	0.88%
Restructured loans not included in nonperforming assets	$—	$130
Impaired loans	$17,057	$24,347

The level of nonperforming loans decreased to $17.7 million at March 31, 2004, or 0.88% of total loans, from $22.8 million, or 1.16% of total loans, at December 31, 2003. Lower nonaccrual loans primarily produced the decrease in total nonperforming loans. Nonaccrual loans decreased $3.5 million from $18.1 million at December 31, 2003 to $14.6 million at March 31, 2004. Approximately 50% of the decline in nonaccrual loans was due to loans charged-off in the first quarter. The remaining 50% of the decrease was a result of pay offs by the borrowers

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

with cash or the transfer of other real estate owned. Total nonperforming assets were $19.3 million at March 31, 2004 compared to $22.9 million at December 31, 2003.

Impaired loans include all nonaccrual loans as well as accruing loans for which management has serious doubts as to the ability of such borrowers to comply with the present contractual repayment schedule for both interest and principal. Total impaired loans were $17.1 million at March 31, 2004 compared to $24.3 million at year-end 2003. Both repayments and charge-offs on certain larger impaired loans produced the decrease.

Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans. Not included in the impaired loans amount is $16.3 million of loans to consumers secured by manufactured homes which we continue to monitor closely.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Average total loans	$1,970,937	$1,877,768

Total loans at end of period	$2,017,716	$1,884,744

Allowance for loan losses:
Allowance at beginning of period	$34,356	$34,073
Total charge-offs	(2,206)	(813)
Total recoveries	325	137

Net charge-offs	(1,881)	(676)
Provision for loan losses	2,750	2,300

Allowance at end of period	$35,225	$35,697

Annualized net charge-offs to average total loans	0.38%	0.14%
Allowance to total loans at end of period	1.75%	1.89%
Allowance to nonperforming loans	199.21%	225.22%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Net charge-offs for the first quarter of 2004 were $1.9 million, or an annualized 0.38% of average loans. In comparison, net charge-offs during the first quarter of 2003 were $676,000 representing an annualized 0.14% of average loans. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Our allowance for loan losses was $35.2 million at March 31, 2004, or 1.75% of end-of-period loan balances and 199.21% of non-performing loans. At December 31, 2003, the allowance for loan losses was $34.4 million, which also represented 1.75% of end-of-period loan balances and 150.79% of non-performing loans. At March 31, 2003, the allowance for loan losses was $35.7 million, which represented 1.89% of end-of-period loan balances and 225.22% of non-performing loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses during the first quarter of 2004 was $2.75 million, a $450,000 increase from the $2.30 million provision during the same quarter in 2003. The increase in the provision in 2004 was primarily attributable to loan growth and as well as higher net charge-offs. The impact of the net charge offs and loan growth was partially offset by the improvement of certain qualitative factors used in estimating the adequacy of the allowance for loan losses. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and Credit Administration function. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $19.9 million at March 31, 2004 compared to $20.5 million at December 31, 2003. We are continuing to evaluate and negotiate alternatives for three of our existing facilities that were impacted by the consolidation of departments in our new corporate center during the fourth quarter of 2003. The three facilities impacted were our Wheeling, Burbank and Ashland locations. While no final terms and contracts have been executed at this time, we anticipate that we may incur additional one-time charges associated with the disposition of these

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

facilities. However, we also expect that our occupancy of premise expense will decrease in the future if these transactions are executed.

During the fourth quarter of 2003, we recorded a $3.5 million charge related to our abandonment of a portion of our leased Wheeling facility. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2,559,000 charge for the liability related to the operating lease. The charge for the lease abandonment liability was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no economic benefit other than through subleasing. During the first quarter of 2004, we reduced this liability by $88,000 to $2,471,000 as we made rent payments. We are currently negotiating a possible lease termination of our Wheeling lease, followed by a new lease for a smaller portion of the ground floor to maintain our banking center. The fee paid to terminate the building lease may exceed the amount of the abandonment liability already recorded and thus result in an additional charge in a future period. However, we would also benefit from lower lease and operating costs in future periods by reducing our total square footage at this facility from approximately 58,000 square feet to 8,000 square feet. No formal agreement has been entered into and any additional charge, if necessary, has not been determined.

We are also currently negotiating a sale of the Burbank facility and a leaseback of space that we continue to occupy on the first and fourth floors. While this agreement is not yet finalized, we do not expect a material gain or loss on sale to result from this transaction. We vacated the second and third floors in the fourth quarter of 2003 during the corporate center consolidation.

We also continue to work toward the closing of the sale of our Ashland facility. We reached an agreement to sell this facility in December of 2002. In connection with this sale, we recorded a $386,000 loss in 2002. We are awaiting approvals to commence demolition and we expect the sale to be completed during the second quarter of 2004. We have already moved the banking center from this location to a temporary nearby storefront location. We expect a newly constructed banking center to be constructed on a portion of the former site by mid-2005.

In March 2004, we signed an operating lease for a 2,500 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. We expect to open this new banking center by June 2004.

Funding Liabilities

During the first quarter of 2004, total deposits increased by $69.0 million, or 3.4%, to $2.08 billion at March 31, 2004, as compared to $2.01 billion at December 31, 2003. During the first quarter of 2004, our interest-bearing deposit accounts increased by $84.7 million, while our noninterest-bearing deposit accounts decreased by $15.7 million. The increase in interest earning deposit accounts was primarily a result of increased time deposits. Time deposit

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

balances increased by $108.4 million, or 11.8%, to $1.02 billion at March 31, 2004 from $916.1 million at year-end 2003. Brokered certificates of deposit balances increased $56.9 million to $342.6 million at March 31, 2004 from $285.7 million at December 31, 2003, while out-of-market certificates of deposit increased by $17.2 million to $93.6 million at March 31, 2004, as compared to $76.5 million at year-end 2003. Public and customer time deposits also increased by $17.5 million and $16.8 million, respectively, during the first quarter of 2004.

Average deposit balances for the first quarter of 2004 increased $96.5 million, or 5.03%, as compared to the same quarter in 2003, primarily as a result of increased time deposits. Average time deposit balances increased $70.5 million, or 7.8%, between the two quarterly periods to $977.0 million in the first quarter of 2004. Average brokered certificates of deposits increased by $41.6 million to $316.7 million, while average out-of-market certificates of deposit decreased $9.7 million to total $85.7 million for the first quarter of 2004. Average certificates of deposit balances from customers increased by $54.8 million due in part to a special retail-oriented deposit promotion in the summer of 2003. Average noninterest-bearing deposit accounts were $408.8 million in the first quarter of 2004, an increase of $34.6 million as compared to the first quarter of 2003.

We obtain our funding through several deposit generating sources; using a mix of wholesale and local customer funds based on cost effectiveness, fee income potential and liquidity dynamics. We manage potential liquidity risk associated with wholesale funding by extending and staggering maturities, pledging collateral and maintaining multiple sources within the wholesale marketplace to obtain funding. We expect that the wholesale funds market will remain a significant funding source for us. The cost and availability of funding may be a factor in our evaluation of opportunities to grow our earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$408,822	20.1%	—%	$374,213	19.3%	—%
Interest-bearing demand deposits	561,147	27.5	0.69	571,191	29.4	0.90
Savings deposits	91,161	4.5	0.31	89,766	4.6	0.44
Time deposits:
Certificates of deposit	511,590	25.1	2.31	456,769	23.5	2.84
Out-of-market certificates of deposit	85,734	4.2	2.74	95,423	4.9	3.35
Brokered certificates of deposit	316,698	15.5	2.24	275,060	14.2	2.83
Public Funds	63,006	3.1	1.35	79,285	4.1	1.75

Total time deposits	977,028	47.9	2.26	906,537	46.7	2.79

Total deposits	$2,038,158	100.0%		$1,941,707	100.0%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $54.3 million to $273.4 million at March 31, 2004 as compared to $219.1 million at December 31, 2003. Securities sold under agreements to repurchase increased $26.0 million during the first quarter of 2004, while federal funds purchased and our U.S. Treasury tax and loan note increased by $19.7 million and $8.5 million, respectively. The increase in securities sold under agreements to repurchase was a result of agreements with brokerage firms in the amount of $32.1 million while agreements with customers declined $6.1 million. The increase in the U.S. Treasury tax and loan note option account was due to our participation in the Treasury’s Term Investment Option Program beginning in March 2004.

FHLB advances totaled $85.0 million at March 31, 2004 compared to $100.0 million at December 31, 2003. A maturity of a FHLB advance caused borrowings from the FHLB to decline $15.0 million. FHLB advances totaling $75 million are callable at the option of the FHLB. Retirement prior to final maturity by us is subject to prepayment penalties.

At both March 31, 2004 and December 31, 2003, we had aggregate borrowings of $10.5 million outstanding under a $10.0 million subordinated debt agreement and $500,000 term loan. We have an $11.5 million revolving credit facility that has not yet been drawn upon.

In 2002, we completed an offering of $45.0 million of trust preferred securities issued by TAYC Capital Trust I, a Delaware statutory trust formed by us (the “Trust”). The Trust is our wholly owned subsidiary formed solely to issue the trust preferred securities. In the first quarter of 2004, we adopted the Financial Accounting Standard Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities”. Upon adoption, we deconsolidated the Trust and are now reporting the previously issued junior subordinated debentures of $46.4 million on our consolidated balance sheet rather the trust preferred securities issued by the Trust. See the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

section captioned “New Accounting Pronouncements” for additional details of the adoption of this Interpretation.

CAPITAL RESOURCES

At both March 31, 2004 and December 31, 2003, both the holding company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. During the first quarter of 2004, both the holding company’s and the Bank’s capital ratios declined as the growth in average and risk-weighted assets outpaced capital growth from retained earnings.

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES				TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO		AMOUNT		RATIO
	(dollars in thousands)
As of March 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$235,580	10.16%	>	$185,462	>	8.00%	>	$231,827	>	10.00%
Cole Taylor Bank	243,045	10.51	>	184,985	>	8.00	>	231,231	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	196,524	8.48	>	92,731	>	4.00	>	139,096	>	6.00
Cole Taylor Bank	214,063	9.26	>	92,492	>	4.00	>	138,739	>	6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	196,524	7.52	>	104,493	>	4.00	>	130,617	>	5.00
Cole Taylor Bank	214,063	8.22	>	104,204	>	4.00	>	130,255	>	5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>	$177,300	>	8.00%	>	$221,625	>	10.00%
Cole Taylor Bank	237,702	10.75	>	176,823	>	8.00	>	221,028	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73	>	88,650	>	4.00	>	132,975	>	6.00
Cole Taylor Bank	209,990	9.50	>	88,411	>	4.00	>	132,617	>	6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64	>	101,357	>	4.00	>	126,697	>	5.00
Cole Taylor Bank	209,990	8.31	>	101,130	>	4.00	>	126,413	>	5.00

During the first quarter of 2004 and 2003, we declared preferred stock dividends of $0.5625 per share, totaling $861,000 in each period. We also declared common stock dividends of $0.06 per share in each of the first quarters of 2004 and 2003. The amount of common stock dividends declared totaled $570,000 during the first quarter of 2004 and $566,000 during the first quarter of 2003.

The covenants in our senior notes payable agreement restrict the amount of common dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. Each calendar year, the Company is restricted from paying annual cash common dividends to shareholders during a calendar year in excess of 25% of that year’s annual

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the Company in excess of 60% of that year’s annual net income.

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of March 31, 2004, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $40.3 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

We are currently evaluating alternatives to increase the efficiency of our capital structure. This could include lowering the cost of our preferred stock, either though negotiation of an exchange for another capital vehicle or repurchase and retirement of that preferred class.

LIQUIDITY

From December 31, 2003 to March 31, 2004, our cash and cash equivalent balances decreased $32.1 million to $56.4 million. During the first quarter of 2004, in addition to available cash balances, we used deposits and short-term borrowings to fund loan growth and the expansion of the investment portfolio. Significant sources of funds included a $69.0 million net increase in deposits and a $54.3 million increase in short-term borrowings. In particular, we utilized brokered and out-of-market certificates of deposits and brokerage firm repurchase agreements, which increased by $56.9 million $17.2 million and $32.1 million respectively during the first quarter of 2004. Uses of funds included the purchase of $103.1 million of investment securities, a net increase in loans of $57.8 million, and a $15.0 million maturity of a FHLB advance.

At the holding company level, we maintained the same level of borrowings at March 31, 2004 as we had outstanding at December 31, 2003. The Bank did not pay any dividends to the holding company during 2003 because we maintained sufficient liquidity from the proceeds of our concurrent offering of common and trust preferred securities. In 2004, the Bank resumed paying dividends to the holding company and remitted $2.0 million in dividends in March 2004.

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

At March 31, 2004, we had $821.1 million of commitments to extend credit and $105.1 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

TAYLOR CAPITAL GROUP. INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2004, our only derivative financial instruments were interest-rate exchange contracts. We maintained interest rate exchange contracts with a notional amount totaling $90.0 million to hedge the fair values of certain brokered certificates of deposit, also totaling $90.0 million, for changes in interest rates. Under these contracts, we will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon LIBOR. These contracts, which are accounted for as fair value hedges, satisfied the criteria to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. During the first quarter of 2004, we were notified that interest rate exchange contracts with a notional amount of $25.0 million were being called by the counterparty. Once we were notified, we called the related brokered certificates of deposit. During the first quarter of 2004, we entered into additional interest rate exchange contracts, with a notional amount of $65.0 million to hedge the fair value of $65.0 million of brokered certificates of deposit. These interest rate exchange contracts replaced the contracts that were called and increased the amount of brokered certificates of deposit that we have hedged.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Bank’s Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

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

As predicted by our December 31, 2003 simulation, our net interest margin has declined in response to the continued historically low interest rate environment. Our March 31, 2004 modeling indicates that even if market interest rates were to remain unchanged from March 2004 levels, our earning asset yields would decline more than our liability rates, resulting in a continued reduction in our net interest margin. Our portfolios of investment securities and loans still contain assets with yields above the current market rates. Therefore, as higher-rate assets cash flow and are replaced with current yields, we can expect to experience continued downward pressure on our net interest margin.

Our simulation modeling also indicates that net interest income would be under further downward pressure if rates continued to fall, reflecting an exposure to declining market rates. At March 31, 2004, net interest income at risk for year one in a 50 basis points falling rate scenario was calculated at $2.4 million, or 2.45%, lower than the net interest income in the rates unchanged scenario. Conversely, net interest income for year one in a 200 basis points rising rate scenario was calculated to be $2.7 million, or 2.75%, higher than the net interest income in the rates unchanged scenario at March 31, 2004. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at March 31, 2004 was generally consistent with our exposure at December 31, 2003. The reduction in the net interest income earnings opportunity in the rising rate scenario between March and December reflected the investment leverage implemented in the first quarter of 2004 as well as shortened funding strategies.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at March 31, 2004 and December 31, 2003:

	Change in Future Net Interest Income
	At March 31, 2004		At December 31, 2003
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$2,724	2.75%	$3,280	3.39%
- 50 basis points over one year	(2,429)	(2.45%)	(2,225)	(2.30%)

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which provided new accounting guidance on when to consolidate a variable interest entity. In December 2003, the FASB reissued Interpretation No. 46 (FIN 46R) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied. Beginning with the first quarter of 2004, the FIN 46 guidance required us to deconsolidate TAYC Capital Trust I (the Trust), our wholly owned subsidiary formed for the purpose of issuing trust preferred securities. Not consolidating the Trust did not have a material impact on our reported results of operations or financial condition.

Before January 1, 2004, we consolidated the Trust and reported the $45.0 million trust preferred securities on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The Trust’s cash distributions on the trust preferred securities were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, we deconsolidated the Trust. Accordingly, we now report a liability of $46.4 million as the total balance of the junior subordinated debentures, which corresponds to the sum of the $45.0 million trust preferred securities and the $1.4 million common equity of the Trust. Our $1.4 million equity investment in the Trust is reported in other assets on the Consolidated Balance Sheet at March 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

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

	2004 Quarter Ended	2003 Quarter Ended				2002 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share amounts)
Interest income	$32,510	$32,648	$34,576	$34,873	$34,787	$35,942	$37,184	$36,775
Interest expense	9,408	9,123	9,856	10,567	10,608	10,957	11,183	11,186

Net interest income	23,102	23,525	24,720	24,306	24,179	24,985	26,001	25,589
Provision for loan losses	2,750	2,700	2,700	1,533	2,300	2,475	2,475	2,475
Noninterest income	4,675	4,939	4,590	4,977	4,535	4,526	5,077	5,368
Securities gains, net	—	—	—	—	—	—	2,068	—
Litigation settlement charge	—	—	—	—	—	—	(2,609)	64,509
Noninterest expense	18,783	22,545	19,005	19,223	18,450	21,022	20,637	20,794

Income (loss) before income taxes	6,244	3,219	7,605	8,527	7,964	6,014	12,643	(56,821)
Income taxes	2,108	728	2,013	2,988	2,839	2,099	3,754	2,651

Net income (loss)	$4,136	$2,491	$5,592	$5,539	$5,125	$3,915	$8,889	$(59,472)

Earnings (loss) per share:
Basic	$0.35	$0.17	$0.50	$0.50	$0.45	$0.35	$1.18	$(8.82)
Diluted	0.34	0.17	0.50	0.49	0.45	0.35	1.17	(8.82)

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2003 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a) We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.75	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998.

10.76	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998.

10.77	Eleventh Amendment of Taylor Capital Group, Inc. 401(K) Plan, effective as of October 1, 1998.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TAYLOR CAPITAL GROUP, INC.

b)	Reports on Form 8-K.

1)	On January 27, 2004, a Report on Form 8-K was furnished in conjunction with the Company’s quarterly earnings release for the three and twelve month period ended December 31, 2003.

2)	On March 16, 2004, a Report on Form 8-K was furnished in conjunction with the resignation of J. Christopher Alstrin as the Chief Financial Officer of the Company and his position on the board of directors of the Company and its wholly-owned subsidiary, Cole Taylor Bank.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: May 7, 2004
/s/ BRUCE W. TAYLOR

Bruce W. Taylor Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR

Jeffrey W. Taylor Chairman and Chief Executive Officer (Principal Executive Officer)