Form 10-Q
period 2004-06-30
TAYLOR CAPITAL GROUP INC
filed 2004-08-06
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 30, 2004, there were 9,548,200 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$64,907	$53,254
Short-term investments	699	3,550
Federal funds sold	13,200	31,700

Total cash and cash equivalents	78,806	88,504
Investment securities:
Available-for-sale, at fair value	564,123	487,777
Held-to-maturity, at amortized cost (fair value of $275 and $564 at June 30, 2004 and December 31, 2003, respectively)	275	525
Loans, net of allowance for loan losses of $36,929 and $34,356 at June 30, 2004 and December 31, 2003, respectively	2,023,154	1,927,652
Premises, leasehold improvements and equipment, net	17,817	20,548
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,294	12,058
Other real estate and repossessed assets, net	1,506	164
Goodwill, net of amortization of $11,696 at June 30, 2004 and December 31, 2003	23,354	23,354
Other assets	46,694	43,074

Total assets	$2,768,023	$2,603,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$453,968	$445,193
Interest-bearing	1,718,212	1,567,891

Total deposits	2,172,180	2,013,084
Short-term borrowings	197,127	219,108
Accrued interest, taxes and other liabilities	40,031	39,479
Notes payable and FHLB advances	95,500	110,500
Junior subordinated debentures	87,638	45,000

Total liabilities	2,592,476	2,427,171

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	38,250	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,841,563 and 9,809,731 shares issued at June 30, 2004 and December 31, 2003, respectively; 9,518,556 and 9,486,724 shares outstanding at June 30, 2004 and December 31, 2003, respectively	98	98
Surplus	144,572	143,918
Unearned compensation - stock grants	(1,012)	(1,138)
Retained earnings (deficit)	3,321	(2,106)
Accumulated other comprehensive income (loss)	(2,625)	4,520
Treasury stock, at cost, 323,007 shares at June 30, 2004 and December 31, 2003	(7,057)	(7,057)

Total stockholders’ equity	175,547	176,485

Total liabilities and stockholders’ equity	$2,768,023	$2,603,656

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$26,965	$28,596	$53,964	$56,924
Interest and dividends on investment securities:
Taxable	5,375	5,574	10,355	11,356
Tax-exempt	504	586	1,017	1,183
Interest on cash equivalents	25	117	43	197

Total interest income	32,869	34,873	65,379	69,660

Interest expense:
Deposits	6,415	7,472	12,942	15,080
Short-term borrowings	522	673	1,021	1,262
Notes payable and FHLB advances	1,078	1,123	2,172	2,324
Junior subordinated debentures	1,361	1,299	2,649	2,509

Total interest expense	9,376	10,567	18,784	21,175

Net interest income	23,493	24,306	46,595	48,485
Provision for loan losses	2,750	1,533	5,500	3,833

Net interest income after provision for loan losses	20,743	22,773	41,095	44,652

Noninterest income:
Service charges	2,848	3,135	5,631	6,283
Trust and investment management fees	1,333	1,120	2,571	2,183
Other noninterest income	123	722	777	1,046

Total noninterest income	4,304	4,977	8,979	9,512

Noninterest expense:
Salaries and employee benefits	9,594	10,598	20,325	21,437
Occupancy of premises	2,054	1,773	3,861	3,356
Furniture and equipment	919	765	2,054	1,572
Legal fees, net	674	739	1,003	(277)
Advertising and public relations	745	752	1,167	2,082
Corporate insurance	650	728	1,272	1,561
Computer processing	478	515	912	1,013
Other noninterest expense	3,302	3,353	6,605	6,929

Total noninterest expense	18,416	19,223	37,199	37,673

Income before income taxes	6,631	8,527	12,875	16,491
Income taxes	2,324	2,988	4,432	5,827

Net income	$4,307	$5,539	$8,443	$10,664

Preferred dividend requirements	(1,014)	(861)	(1,875)	(1,721)

Net income applicable to common stockholders	$3,293	$4,678	$6,568	$8,943

Basic earnings per common share	$0.35	$0.50	$0.69	$0.95
Diluted earnings per common share	0.34	0.49	0.68	0.94

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	150	(150)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	257	—	—	—	257
Exercise of stock options	—	—	480	—	—	—	—	480
Tax benefit on stock options exercised and stock awards	—	—	92	—	—	—	—	92
Comprehensive income:
Net income	—	—	—	—	8,443	—	—	8,443
Change in unrealized gain/(loss) on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,059)	—	(7,059)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income								1,298

Dividends:
Preferred — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common — $0.12 per share	—	—	—	—	(1,141)	—	—	(1,141)

Balance at June 30, 2004	$38,250	$98	$144,572	$(1,012)	$3,321	$(2,625)	$(7,057)	$175,547

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	271	(271)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	245	—	—	—	245
Exercise of stock options	—	1	621	—	—	—	—	622
Tax benefit on stock options exercised and stock awards	—	—	62	—	—	—	—	62
Comprehensive income:
Net income	—	—	—	—	10,664	—	—	10,664
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(2,905)	—	(2,905)
Net unrealized gain from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,016	—	1,016

Total comprehensive income								8,775

Dividends:
Preferred — $1.125 per share	—	—	—	—	(1,721)	—	—	(1,721)
Common — $0.12 per share	—	—	—	—	(1,134)	—	—	(1,134)

Balance at June 30, 2003	$38,250	$98	$142,833	$(1,054)	$(7,331)	$9,778	$(7,057)	$175,517

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,443	$10,664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	784	381
Deferred loan fee amortization	(1,321)	(985)
Provision for loan losses	5,500	3,833
Depreciation and amortization	1,785	2,046
Deferred income taxes	(969)	(3,244)
(Gain) loss on sales of other real estate	10	(12)
Provision for other real estate	66	—
Gain on sale of credit card loans	—	(140)
Other, net	232	(104)
Changes in other assets and liabilities:
Accrued interest receivable	(1,824)	19
Other assets	5,649	1,259
Accrued interest, taxes and other liabilities	244	3,222

Net cash provided by operating activities	18,599	16,939

Cash flows from investing activities:
Purchases of available-for-sale securities	(123,377)	(133,164)
Proceeds from principal payments and maturities of available-for-sale securities	35,387	132,754
Proceeds from principal payments and maturities of held-to-maturity securities	250	—
Net increase in loans	(101,231)	(28,289)
Investment in TAYC Capital Trust II	(1,239)	—
Additions to premises, leasehold improvements and equipment	(896)	(2,773)
Proceeds from the sale of premises, leasehold improvements and equipment	2,095	—
Proceeds from sales of other real estate	132	332

Net cash used in investing activities	(188,879)	(31,140)

Cash flows from financing activities:
Net increase in deposits	159,096	82,827
Net increase (decrease) in short-term borrowings	(21,981)	11,274
Proceeds from notes payable and FHLB advances	—	15,000
Repayments of notes payable and FHLB advances	(15,000)	(15,000)
Proceeds from issuance of junior subordinated debentures	41,238	—
Trust preferred issuance costs	(390)	—
Proceeds from exercise of employee stock options	480	622
Dividends paid	(2,861)	(2,853)

Net cash provided by financing activities	160,582	91,870

Net increase (decrease) in cash and cash equivalents	(9,698)	77,669
Cash and cash equivalents, beginning of period	88,504	92,909

Cash and cash equivalents, end of period	$78,806	$170,578

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Six Months Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,737	$21,998
Income taxes	3,614	504

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive loss, net of tax	$(7,145)	$(1,889)
Tax benefit on stock options exercised and stock awards	92	62

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that the Company may achieve for the full year. Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Redemption of Series A Preferred Stock

On June 17, 2004, TAYC Capital Trust II, a wholly owned subsidiary of Taylor Capital Group, Inc., issued $40.0 million of trust preferred securities in a private placement. The trust preferred securities were sold under an exemption from registration under the Securities Act of 1933, as amended, and have not been registered under the Securities Act or any state securities laws. The proceeds from the issuance of the trust preferred securities by TAYC Capital Trust II were invested in junior subordinated debentures issued by Taylor Capital Group. Taylor Capital Group then used the proceeds from the junior subordinated debentures to redeem all of its outstanding shares of Series A 9% noncumulative perpetual preferred stock on July 16, 2004. The redemption price was the stated liquidation value of the Series A preferred stock of $25.00 per share, totaling $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. The remaining proceeds from the issuance of the junior subordinated debentures after issuance costs and redemption of the Series A preferred stock were used for general corporate purposes.

New Accounting Pronouncements

Beginning with the first quarter of 2004, the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) guidance required the Company to deconsolidate TAYC Capital Trust I, a wholly owned subsidiary formed in October 2002 for the purpose of issuing trust preferred securities. Not consolidating TAYC Capital Trust I did not have a material impact on the Company’s reported results of operations or financial condition. Before January 1, 2004, the Company consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on the Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The cash distributions on the trust preferred securities of TAYC Capital Trust I were reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, the Company deconsolidated TAYC Capital Trust I. In addition, the Company does not consolidate TAYC Capital Trust II, which

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

was formed in June 2004. At June 30, 2004 a liability is reported for the total balance of the junior subordinated debentures issued to TAYC Capital Trust I and TAYC Capital Trust II (the “Trusts”), which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. At June 30, 2004, the Company’s equity investments in the Trusts are reported in other assets on the Consolidated Balance Sheet. Interest expense on the junior subordinated debentures is reported in interest expense in the consolidated statements of income.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$253,919	$993	$(1,708)	$253,204
Collateralized mortgage obligations	133,350	501	(3,120)	130,731
Mortgage-backed securities	138,547	956	(4,204)	135,299
State and municipal obligations	43,508	1,381	—	44,889

Total available-for-sale	569,324	3,831	(9,032)	564,123

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$569,599	$3,831	$(9,032)	$564,398

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$176,888	$3,355	$—	$180,243
Collateralized mortgage obligations	116,053	1,026	(779)	116,300
Mortgage-backed securities	143,259	1,461	(1,648)	143,072
State and municipal obligations	45,918	2,244	—	48,162

Total available-for-sale	482,118	8,086	(2,427)	487,777

Held-to-maturity:
Other debt securities	525	39	—	564

Total held-to-maturity	525	39	—	564

Total	$482,643	$8,125	$(2,427)	$488,341

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. Loans:

Loans classified by type at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Commercial and industrial	$597,757	$589,987
Commercial real estate secured	706,296	642,364
Real estate-construction	436,925	364,294
Residential real estate mortgages	68,286	86,710
Home equity loans and lines of credit	228,196	253,006
Consumer	21,320	24,636
Other loans	1,552	1,330

Gross loans	2,060,332	1,962,327
Less: Unearned discount	(249)	(319)

Total loans	2,060,083	1,962,008
Less: Allowance for loan losses	(36,929)	(34,356)

Loans, net	$2,023,154	$1,927,652

Nonaccrual and impaired loans at June 30, 2004 were $18.5 million and $19.7 million, respectively, as compared to $18.1 million and $24.3 million at December 31, 2003, respectively.

4. Goodwill and Intangible Assets:

The Company has $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which beginning on January 1, 2002 was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2004, and the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during the first six months of 2004.

The Company also has $61,000 of other intangible assets subject to amortization that relate to the purchase of lines of trust business. No additions or disposals to intangible assets were recorded during the first six months of 2004.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
NOW accounts	$141,253	$136,119
Savings accounts	90,796	90,177
Money market deposits	450,602	425,449
Time deposits:
Certificates of deposit	491,186	498,189
Out-of-market certificates of deposit	95,052	76,475
Brokered certificates of deposit	380,355	285,689
Public time deposits	68,968	55,793

Total time deposits	1,035,561	916,146

Total	$1,718,212	$1,567,891

At June 30, 2004 and December 31, 2003, time deposits in amounts $100,000 or more totaled $300.6 million and $282.0 million, respectively.

6. Short-Term Borrowings:

Short-term borrowings at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$172,397	$169,890
Federal funds purchased	24,605	40,613
U.S. Treasury tax and loan note option	125	8,605

Total	$197,127	$219,108

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at June 30, 2004 and December 31, 2003 were 4.04% and 3.92%, respectively; matures on November 27, 2009	$10,000	$10,000

Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both June 30, 2004 and December 31, 2003; matures on November 27, 2009	500	500

Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2004	—	—

Total notes payable	10,500	10,500
Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 1.50%, due January 29, 2004	—	15,000

Total FHLB advances	85,000	100,000

Total notes payable and FHLB advances	$95,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of June 30, 2004, the Company is in compliance with these covenants.

The callable Federal Home Loan Bank, or FHLB, advances are callable at par at the option of the FHLB. Retirement prior to maturity by the Company is subject to prepayment penalties.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8. Junior Subordinated Debentures:

The following table summarizes the amount of junior subordinated debentures issued by the Company to each Trust as of June 30, 2004:

Trust Name	Issuance Date	Amount of Junior Subordinated Debentures	Amount of Trust Preferred Securities Issued by Trust	Annual Rate	Maturity Date
TAYC Capital Trust I	Oct. 2002	$46,400	$45,000	9.75%	Oct. 21, 2032
TAYC Capital Trust II	June 2004	41,238	40,000	3-mo LIBOR + 2.68%	June 17, 2034

		$87,638	$85,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68%. The interest rate on both was 4.11% at June 30, 2004. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

In October 2002, the Company formed TAYC Capital Trust I, a wholly owned subsidiary and a Delaware statutory trust to issue $45.0 million of trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of 9.75% junior subordinated debentures of the Company. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. The Company may redeem all or part of these debentures at any time on or after October 21, 2007, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that deferral

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over five years, the original call protection period, to interest expense using the straight-line method.

9. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
For the Six Months Ended June 30, 2004:
Change in unrealized gain/(loss) on available-for-sale securities	$(10,860)	$3,801	$(7,059)
Change in deferred gain from termination of cash flow hedging instruments	(132)	46	(86)

Other comprehensive loss	$(10,992)	$3,847	$(7,145)

For the Six Months Ended June 30, 2003:
Change in unrealized gain/(loss) on available-for-sale securities	$(4,469)	$1,564	$(2,905)
Net unrealized gain from cash flow hedging instruments	1,563	(547)	1,016

Other comprehensive loss	$(2,906)	$1,017	$(1,889)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only common stock equivalents. For the quarterly and six month periods ended June 30, 2004, stock options outstanding to purchase 336,480 and 225,600 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive. In comparison, for both the quarterly and six month periods ended June 30, 2003, stock options outstanding to purchase 126,210 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Net income	$4,307	$5,539	$8,443	$10,664
Less preferred dividend requirements	(1,014)	(861)	(1,875)	(1,721)

Net income available to common stockholders	$3,293	$4,678	$6,568	$8,943

Weighted average common shares outstanding	9,500,486	9,444,997	9,495,701	9,436,209
Dilutive effect of stock options	56,620	66,167	95,758	49,001

Diluted weighted average common shares outstanding	9,557,106	9,511,164	9,591,459	9,485,210

Basic earnings per common share	$0.35	$0.50	$0.69	$0.95
Diluted earnings per common share	0.34	0.49	0.68	0.94

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousand, except per share amounts)	2004	2003	2004	2003
Net income as reported	$4,307	$5,539	$8,443	$10,664
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	49	88	124	148
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(171)	(193)	(409)	(443)

Pro forma net income	$4,185	$5,434	8,158	$10,369
Less preferred dividend requirements	(1,014)	(861)	(1,875)	(1,721)

Pro forma net income available to common stockholders	$3,171	$4,573	$6,283	$8,648

Basic earnings per common share
As reported	$0.35	$0.50	$0.69	$0.95
Pro forma	0.33	0.48	0.66	0.92
Diluted earnings per common share
As reported	$0.34	$0.49	$0.68	$0.94
Pro forma	0.33	0.48	0.66	0.91

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

12. Derivative Financial Instruments:

The Company uses derivative financial instruments to assist in interest rate risk management. At both June 30, 2004 and December 31, 2003, the only derivative financial instruments outstanding were interest rate exchange agreements. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first six months of 2004.

	Notional Amount	Fair Value At Period End
	(in thousands)
Balance at December 31, 2003	$50,000	$48

Additions	130,000
Terminations/calls	(25,000)
Maturities	—

Balance at June 30, 2004	$155,000	$(3,661)

The Company receives a fixed interest rate and pays a variable interest rate based upon LIBOR to hedge changes in the fair value of $155.0 million of brokered certificates of deposit. At June 30, 2004, the weighted average interest rate that the Company received was 3.28% and the weighted average interest rate the Company paid was 1.25%. As of June 30, 2004, these interest rate exchange contracts had a weighted average remaining life of 5.9 years. During the first six months of 2004, interest rate exchange contracts with a notional amount totaling $25.0 million were called by the counterparties. Because of these calls, the Company exercised its right to call the related hedged brokered certificates of deposit.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive virtually all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers, and currently operate 11 banking facilities throughout the Chicago metropolitan area.

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

OVERVIEW

We recorded net income for the quarter ended June 30, 2004 of $4.3 million, or $0.34 per diluted common share, compared to $5.5 million, or $0.49 per diluted common share, for the same quarter during 2003. During the first six months of 2004, net income was $8.4 million, or $0.68 per diluted share, compared to $10.7 million, or $0.94 per diluted share during the first six months of 2003. For both the quarterly and year-to-date periods, a decline in net interest income and noninterest income and higher provisions for loan losses combined to produce the decrease in net income. Lower noninterest expense partly offset these decreases to net income.

Total assets were $2.77 billion at June 30, 2004, an increase of $164.4 million, or 6.3%, over total assets at December 31, 2003. Total assets increased during the first half of 2004 as a result of commercial loan growth of $144.3 million, or 9.0%, as well as additions to the investment securities portfolio. Total investment securities were $564.4 million at June 30, 2004, an increase of $76.1 million, or 15.6% as compared to December 31, 2003. Stockholders’ equity decreased $938,000 to $175.5 million at June 30, 2004 compared to $176.5 million at December 31, 2003, as an increase in the unrealized loss on available-for-sale investment securities, included in accumulated other comprehensive income, more than offset earnings, net of dividends, for the first half of 2004.

On June 17, 2004, TAYC Capital Trust II, our wholly owned subsidiary, issued $40.0 million of trust preferred securities in a private placement. TAYC Capital Trust II invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of junior subordinated debentures issued by Taylor Capital Group. On July 16, 2004, we used the proceeds from this transaction to redeem all of our outstanding shares of Series A 9% noncumulative perpetual preferred stock. The redemption price was the stated liquidation value of $25.00 per share, which totaled $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. We estimate, based upon the current interest rate, that replacing the fixed-rate preferred stock with the floating-rate junior

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

subordinated debentures will contribute to net income available to common shareholders by approximately $550,000 for the third quarter of 2004. The savings will result from the lower interest rate on the junior subordinated debentures and because the interest on this debt is tax deductible, whereas no income tax deduction was received from the dividends on the preferred stock.

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

Certain accounting policies require us to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.

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

Goodwill Impairment

We have goodwill of $23.4 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicated that the carry value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2004 and no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the preferred stock, trust preferred securities, and the notes payable at the holding company.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2004 as Compared to the Three Months Ended June 30, 2003.

Net interest income was $23.5 million during the second quarter of 2004 compared to $24.3 million during the same quarter in 2003, a decrease of $813,000 or 3.3%. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2004 was $23.8 million as compared to $24.7 million during the same quarter a year ago. Net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, has continued to decline and was 3.66% during the second quarter of 2004 compared to 4.00% during the same quarter a year ago. The on-going low interest rate environment has had a negative impact on our net interest margin and net interest income. The yield on our interest-earning assets has declined as we reinvest cash flows from the repayment of loans and investment securities at current lower interest rates. The yield on our interest-earning assets declined 62 basis points from 5.72% during the second quarter of 2003 to 5.10% during the second quarter of 2004. At the same time, our cost of interest-bearing liabilities declined 27 basis points from 2.10% during the second quarter of 2003 to 1.83% during the second quarter of 2004.

The yield earned on loans was 5.39% during the second quarter of 2004, or 61 basis points lower than the yield of 6.00% earned on loans during the second quarter a year ago. The lower loan yield was caused by several factors. The amount of floating rate loans in our loan portfolio has increased, while the amount of our fixed rate loans has decreased. On average, the yield from our floating rate loans is lower than the yield from our fixed rate loans. In addition, the yield on fixed rate loans originated in prior years was generally higher than current fixed rate loans originated. Finally, the recognition of loan fees can be uneven between periods as a result of fees associated with payoffs and prepayments or other special fees not related to loan origination. Such fees received on loans and immediately recognized as interest income were $510,000 for the second quarter of 2004 as compared to $893,000 for the same period in 2003.

The yield on investment securities declined to 4.20% during the second quarter of 2004, or 82 basis points lower than the yield of 5.02% during the second quarter of 2003. As with the loan portfolio, the decline in the investment yield was mainly due to the repayment and maturity of higher yielding securities and the purchases of new securities at lower yielding rates. From June 30, 2003 to June 30, 2004, we received proceeds from payments and maturities of investment securities of $146.9 million. Over the same period we purchased $234.2 million in new securities. In the first half of 2004, the investment portfolio increased $76.1 million from the purchase of $123.4 million of government agency securities and collateralized mortgage obligations, with a weighted average yield of 3.93%, and expected lives of 2 to 7 years. While the increase in average investment securities increased interest income, it reduced the net interest margin.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Average interest-earning assets increased by $143.1 million, or 5.8%, to $2.61 billion for the second quarter of 2004 compared to $2.47 billion for the same quarter in 2003. The increase in average loan and investment securities balances produced the increase. Average loans increased by $103.3 million, or 5.4%, to $2.02 billion for the second quarter of 2004 compared to $1.91 billion for the second quarter of 2003. Average commercial and commercial real estate loans accounted for most of the increase in average loans as these balances increased $232.4 million, or 15.6%, to $1.69 billion for the second quarter of 2004, compared to $1.46 billion for the second quarter of 2003. This increase was partially offset by declines in residential real estate mortgages and home equity and consumer loans, products that we have chosen to de-emphasize. Average investment securities balances increased by $69.7 million, or 13.5% to $586.1 million for the second quarter of 2004 compared to $516.5 million for the second quarter of 2003.

The increase in loans and investment securities for the second quarter of 2004 was funded primarily from deposit balances. Noninterest bearing demand deposits increased $74.2 million, or 20.2%, to $442.3 million for the second quarter of 2004 compared to $368.1 million for the same quarter a year ago. In addition, over the same time period, brokered certificates of deposits increased $46.8 million, or 15.0%, to $358.2 million for the second quarter of 2004, while our core customer certificates of deposits increased $45.3 million, or 9.8%, to $507.3 million.

Six Months Ended June 30, 2004 as Compared to the Six Months Ended June 30, 2003.

Net interest income was $46.6 million during the first six months of 2004 compared to $48.5 million during the same period in 2003, a decrease of $1.9 million or 3.9%. With an adjustment for tax-exempt income, our consolidated net interest income for the first half of 2004 was $47.2 million as compared to $49.2 million during the same period a year ago. Similar to the quarterly comparison, net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The net interest margin was 3.70% during the first six months of 2004 compared to 4.07% during the same period in 2003. As with the quarterly comparison, our yield on earning assets has declined faster than the cost of interest-bearing liabilities. The yield on our interest-earning assets declined 64 basis points from 5.81% during the first half of 2003 to 5.17% during the first half of 2004. Over the same time periods, the cost of our interest-bearing liabilities declined 30 basis points from 2.15% during the first six months of 2003 to 1.85% during the first six months of 2004.

The yield on our loan portfolio declined 61 basis points to 5.45% during the year-to-date 2004 period as compared to 6.06% during the same period in 2003. In addition, the yield on the investment securities portfolio declined 97 basis points to 4.23% in 2004 from 5.20% in 2003. The payoffs and maturities of higher yielding assets, which were replaced with lower yielding loans and investment securities, primarily produced the lower yields. In addition, a decline in loan fees directly recorded into interest income during the first six months of 2004 as compared to the same period in 2003 also contributed to the lower loan yield.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

An increase in average interest-earning assets partly offset the compression in the net interest margin. Average interest earning assets increased by $129.5 million, or 5.3%, to $2.57 billion for the first six months of 2004 compared to $2.44 billion for the same period in 2003. Higher average loan and investment securities balances produced the increase. Average loan balances increased by $98.2 million, or 5.7%, to $1.99 billion for the first half of 2004. A $226.6 million, or 15.9%, increase in commercial and commercial real estate loans, which totaled $1.65 billion for the first half of 2004, primarily produced the increase in average loan balances. Average investment securities balances increased by $57.1 million, or 11.7% to $564.0 million for the first half of 2004 compared to $506.9 million for the same period in 2003. The higher average interest-earning asset level was mainly funded with deposit balances. Average non-interest earning demand deposit accounts increased $54.4 million, or 14.7%, to $425.5 million during the first half of 2004 from $371.1 million during the same period in 2003. Average balances from our customer certificates of deposits increased $50.1 million, or 10.9%, to $509.5 million during the first half of 2004 as compared to the same period in 2003, while brokered certificates of deposit increased $44.1 million, or 15.1%, to $337.4 million during the first half of 2004.

While overall our balance sheet is asset sensitive, which means our assets re-price before our liabilities over the one-year horizon, the ultimate impact to our net interest margin over the coming year of the recent changes in the Prime and LIBOR rates is uncertain. The effects of basis risk and the shape of the yield curve on funding costs could dampen the positive effect of the recent increase in interest rates on our asset sensitive balance sheet. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of changes in interest rates.

On June 17, 2004, we issued $41.2 million of junior subordinated debentures to our newly formed wholly owned subsidiary TAYC Capital Trust II. The junior subordinated debentures have a floating interest rate tied to the 3-month LIBOR index plus 2.68%. The initial interest rate was 4.11% and the rate will adjust quarterly. We expect this issuance to reduce the net interest margin by approximately 6 basis points during the third quarter of 2004, based upon the 3-month LIBOR at date of issuance. While this issuance will negatively impact the net interest margin, the use of the proceeds to replace our Series A preferred stock will positively impact the net income available for common shareholders beginning in the third quarter. Because of the timing of the issuance, the net interest margin during the quarter and year-to-date periods were minimally impacted by these junior subordinated debentures. The impact to the net interest margin in future periods will be determined by the 3-month LIBOR rate at the time of each quarterly adjustment date.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net interest income as stated	$23,493	$24,306	$46,595	$48,485
Tax equivalent adjustment-investments	274	321	553	647
Tax equivalent adjustment-loans	47	44	91	88

Tax equivalent net interest income	$23,814	$24,671	$47,239	$49,220

Yield on earning assets without tax adjustment	5.05%	5.66%	5.12%	5.75%
Yield on earning assets - tax equivalent	5.10%	5.72%	5.17%	5.81%

Net interest margin without tax adjustment	3.61%	3.94%	3.65%	4.00%
Net interest margin - tax equivalent	3.66%	4.00%	3.70%	4.07%

Net interest spread - without tax adjustment	3.22%	3.56%	3.27%	3.60%
Net interest spread - tax equivalent	3.27%	3.62%	3.32%	3.66%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended June 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$542,280	$5,375	3.97%	$466,505	$5,574	4.78%
Tax-exempt (tax equivalent) (2)	43,869	778	7.09	49,957	907	7.26

Total investment securities	586,149	6,153	4.20	516,462	6,481	5.02

Cash Equivalents	9,902	25	1.00	39,770	117	1.16

Loans (2) (3):
Commercial and commercial real estate	1,689,051	22,487	5.27	1,456,626	21,747	5.91
Residential real estate mortgages	70,875	942	5.32	113,223	1,666	5.89
Home equity and consumer	256,885	3,073	4.81	343,691	4,334	5.06
Fees on loans		510			893

Net loans (tax equivalent) (2)	2,016,811	27,012	5.39	1,913,540	28,640	6.00

Total interest-earning assets (2)	2,612,862	33,190	5.10	2,469,772	35,238	5.72

Allowance for loan losses	(35,871)			(35,926)
NON-EARNING ASSETS:
Cash and due from banks	60,435			59,728
Accrued interest and other assets	88,845			99,999

TOTAL ASSETS	$2,726,271			$2,593,573

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$553,908	901	0.65	$560,450	1,309	0.94
Savings deposits	91,547	72	0.32	91,598	92	0.40
Time deposits	1,027,388	5,442	2.13	950,890	6,071	2.56

Total interest-bearing deposits	1,672,843	6,415	1.54	1,602,938	7,472	1.87

Short-term borrowings	244,476	522	0.86	247,709	673	1.09
Notes payable and FHLB advances	95,500	1,078	4.54	118,126	1,123	3.76
Junior subordinated debentures	52,744	1,361	10.32	45,000	1,299	11.54

Total interest-bearing liabilities	2,065,563	9,376	1.83	2,013,773	10,567	2.10

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	442,258			368,073
Accrued interest and other liabilities	40,475			39,403

Total noninterest-bearing liabilities	482,733			407,476

STOCKHOLDERS’ EQUITY	177,975			172,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,726,271			$2,593,573

Net interest income (tax equivalent) (2)		$23,814			$24,671

Net interest spread (tax equivalent) (2) (4)			3.27%			3.62%

Net interest margin (tax equivalent) (2) (5)			3.66%			4.00%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$519,789	$10,355	3.99%	$456,606	$11,356	4.98%
Tax-exempt (tax equivalent) (2)	44,200	1,570	7.10	50,262	1,830	7.28

Total investment securities	563,989	11,925	4.23	506,868	13,186	5.20

Cash Equivalents	8,582	43	0.99	33,361	197	1.17

Loans (2) (3):
Commercial and commercial real estate	1,651,540	44,393	5.32	1,424,904	42,597	5.95
Residential real estate mortgages	76,469	2,066	5.40	115,044	3,568	6.20
Home equity and consumer	265,865	6,450	4.88	355,805	9,062	5.14
Fees on loans		1,146			1,785

Net loans (tax equivalent) (2)	1,993,874	54,055	5.45	1,895,753	57,012	6.06

Total interest-earning assets (2)	2,566,445	66,023	5.17	2,435,982	70,395	5.81

Allowance for loan losses	(35,316)			(35,439)
NON-EARNING ASSETS:
Cash and due from banks	58,339			59,843
Accrued interest and other assets	91,542			99,686

TOTAL ASSETS	$2,681,010			$2,560,072

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$557,527	1,863	0.67	$565,791	2,575	0.92
Savings deposits	91,354	144	0.32	90,687	190	0.42
Time deposits	1,002,208	10,935	2.19	928,836	12,315	2.67

Total interest-bearing deposits	1,651,089	12,942	1.58	1,585,314	15,080	1.92

Short-term borrowings	237,755	1,021	0.86	234,266	1,262	1.09
Notes payable and FHLB advances	97,808	2,172	4.39	116,296	2,324	3.97
Junior subordinated debentures	49,572	2,649	10.69	45,000	2,509	11.15

Total interest-bearing liabilities	2,036,224	18,784	1.85	1,980,876	21,175	2.15

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	425,540			371,126
Accrued interest and other liabilities	40,899			37,141

Total noninterest-bearing liabilities	466,439			408,267

STOCKHOLDERS’ EQUITY	178,347			170,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,681,010			$2,560,072

Net interest income (tax equivalent) (2)		$47,239			$49,220

Net interest spread (tax equivalent) (2) (4)			3.32%			3.66%

Net interest margin (tax equivalent) (2) (5)			3.70%			4.07%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Service charges	$2,848	$3,135	$5,631	$6,283
Trust and investment management fees	1,333	1,120	2,571	2,183
Other noninterest income:
Standby letter of credit fees	157	139	326	285
Non-customer ATM fees	132	162	252	314
Mortgage banking operations	8	(6)	26	(18)
Gain (loss) on assets in employee deferred compensation plan	(78)	281	140	177
Loss from equity/partnership investments	(227)	(143)	(227)	(143)
Income from unconsolidated subsidiaries	36	—	70	—
Gain from sale of credit card portfolio	—	140	—	140
Other	95	149	190	291

Total noninterest income	$4,304	$4,977	$8,979	$9,512

Our noninterest income was $4.3 million during the second quarter of 2004 compared to $5.0 million during the same quarter during 2003, a decrease of $673,000, or 13.5%. During the year-to-date period, noninterest income was $9.0 million during the first half of 2004 as compared to $9.5 million during the same six month period in 2003, a decrease of $533,000, or 5.6%. During both the quarterly and year-to-date periods, lower revenues from service charges and other sources of noninterest income produced the decline. However, an increase in fees from trust and investment management services partly offset these decreases.

Service charges, principally on deposit accounts, were $2.8 million during the second quarter of 2004 compared to $3.1 million during the second quarter of 2003, a decrease of $287,000, or 9.2%. Service charges were $5.6 million during the first six months of 2004, a $652,000, or 10.4%, decrease as compared to the $6.3 million of service charges during the same period in 2003. The decrease was mainly caused by lower commercial service charge income.

Trust and investment management fees increased during both the quarterly and year-to-date comparison. During the second quarter of 2004, trust and investment management fees totaled $1.3 million, $213,000, or 19.0%, higher than during the same quarter in 2003. For the first six months of 2004, these fee rose $388,000, or 17.8%, to $2.6 million, as compared to $2.2 million during the same six month period in 2003. An increase in corporate trust services produced most of the increase in fees.

Other noninterest income declined in both the quarterly and year-to-date comparisons. Other noninterest income includes fees received from the issuance of standby letters of credits, fees for non-customer usage of our automated teller machines, revenues from mortgage banking operations, gains (losses) from equity or partnership investments, gains (losses) from earnings in assets in our employees’ deferred compensation plans, and other miscellaneous sources of

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues. Under our deferred compensation plan, employees are allowed to direct the investment of their share of plan assets into several mutual funds; however, we still maintain ownership of the assets. Any increase (decrease) in value of plan assets results in an increase (decrease) in our obligation to these employees. We record a gain (loss) for changes in the fair value of the assets and additional compensation expense (reduction in expense) for the change in our obligation to the participants. Therefore, there is no impact on consolidated net income from the change in the market value of the plan assets. The decrease in other noninterest income was due to lower gains on assets in the employee deferred compensation plans, an increase in the losses from equity/partnership investments, and lower revenues from non-customer usage of our automated teller machines. In addition, we recorded a $140,000 gain during the second quarter of 2003 related to the sale of our credit card portfolio.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Salaries and employee benefits	$9,594	$10,598	$20,325	$21,437
Occupancy of premises	2,054	1,773	3,861	3,356
Furniture and equipment	919	765	2,054	1,572
Holding company legal fees, net	238	305	400	(1,340)
Bank legal fees, net	436	434	603	1,063
Advertising and public relations	745	752	1,167	2,082
Corporate insurance	650	728	1,272	1,561
Computer processing	478	515	912	1,013
Consulting	109	183	255	423
Other real estate and repossessed asset expense	46	32	152	136
Other noninterest expense	3,147	3,138	6,198	6,370

Total noninterest expense	$18,416	$19,223	$37,199	$37,673

Noninterest expense declined in both the quarterly and year-to-date comparisons. Non-interest expense was $18.4 million during the second quarter of 2004 compared to $19.2 million during the second quarter of 2003, a decrease of $807,000, or 4.2%. Lower salaries and benefits, partly offset by higher costs for occupancy and furniture and equipment, produced the decline in expense. During the first half of 2004, noninterest expense was $37.2 million, $474,000, or 1.3%, lower than noninterest expense of $37.7 million during the same period in 2003. Lower salaries and benefits and advertising costs, partly offset by higher occupancy and furniture and equipment costs, produced the decrease. In addition, noninterest expense in the first half of 2003 benefited from a $2.1 million non-recurring legal fee reimbursement received during the first quarter of 2003.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Salaries and employee benefits expense was $9.6 million during the second quarter of 2004 compared to $10.6 million during the same quarter a year ago, a decrease of $1.0 million, or 9.5%. The decline was primarily a result of lower salary expense of $670,000 and a $361,000 decline in incentives, partly offset by $365,000 more in severance expense. Similarly, during the first half of 2004, salary expense and employee benefits expense was $20.3 million compared to $21.4 million during the same six month period in 2003, a decrease of $1.1 million or 5.2%. The decline was primarily a result of lower salary expense of $342,000 and a $705,000 decline in incentives, partly offset by $642,000 more in severance expense. As part of our expense management initiatives to reduce our operating expenses, we have reduced our work force and eliminated positions throughout our organization. During the first half of 2004, we eliminated positions representing approximately $3.0 million in annual salary and incentives. However, at the end of the first quarter, we also granted annual merit salary increases averaging three percent. At June 30, 2004, we had 467 full time equivalent employees compared to 525 at the end of June 2003. In addition to severance costs of $497,000 during the second quarter of 2004 and $952,000 during the first half of 2004, we also incurred outplacement costs, recorded in other noninterest expense, of approximately $99,000 and $181,000 during the second quarter of 2004 and the first six months of 2004, respectively.

Our corporate center consolidation completed during the fourth quarter of 2003 caused an increase in both occupancy of premises and furniture and equipment expense during both the quarterly and year-to-date 2004 periods. Occupancy costs increased to $2.1 million during the second quarter of 2004 compared to $1.8 million during the same quarter in 2003, an increase of $281,000 or 15.8%. For the first six months of 2004, these expenses were $3.9 million, or $505,000 (15.0%) higher than the $3.4 million of occupancy expense in the first half of 2003. Higher lease expense as a result of the new corporate center caused the increase in expense. This increase was partly offset by a decrease in depreciation expense as leasehold improvements at our Wheeling facility were written off during the fourth quarter of 2003 when we abandoned a portion of that facility.

Occupancy expense in the future will be impacted by our efforts to reduce the space at the facilities we vacated and by our opening or closing of other banking centers. At the end of the second quarter of 2004, we completed the sale of our Burbank facility and agreed to lease back approximately one-half of the space for a banking center. Upon sale, we realized a gain of approximately $245,000 that was deferred and will be amortized over the 10 year life of the lease. We expect to complete the sale of our Ashland facility in the third quarter and we are continuing to evaluate and negotiate alternatives regarding our Wheeling facility. In order to avoid the uncertainty associated with leasing our excess space at the Wheeling facility, we may elect to completely exit our lease obligation, which could result in an additional charge to earnings when consummated. In June 2004, we opened a 2,500 square foot facility in Itasca, Illinois, a northwest suburb of Chicago. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

The expense for furniture and equipment was $919,000 during the second quarter of 2004, compared to $765,000 in the second quarter of 2003, an increase of $154,000 or 20.1%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first half of 2004, furniture and equipment expense was $2.1 million, a $482,000, or 30.7%, increase as compared to the $1.6 million of expense in 2003. Depreciation expense relating to new furniture and equipment at our corporate center increased furniture and equipment expense in the both the quarterly and year-to-date periods.

Holding company legal fees were $238,000 during the second quarter of 2004 compared to $305,000 during the same quarter in 2003. On a year-to-date basis, holding company legal fees were $400,000 during 2004 compared to a net reimbursement of $1.4 million during the first six months of 2003. We received a $2.1 million nonrecurring reimbursement of legal fees during the first quarter of 2003 associated with costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. We do not expect to receive any further reimbursements of holding company legal fees related to this litigation. Currently, holding company legal fees are for costs for general corporate matters, including securities law compliance and other costs associated with being a publicly traded company.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Bank legal fees were $436,000 during the second quarter of 2004, relatively unchanged from the second quarter of 2003. On a year-to-date basis, legal fees were $603,000 during 2004 compared to $1.1 million during the same period last year. The majority of the decline in legal fees in 2004 was in our special assets loan work out area. Not only did the amount we incurred decrease, we were also able to obtain more in reimbursements from these borrowers than in the prior year period.

Advertising and public relations expense was $745,000 during the second quarter of 2004 compared to $752,000 during the second quarter of 2003. During the second quarter of 2004, we decided to discontinue our television advertising campaign and we wrote-off the $398,000 of remaining capitalized production costs of the television commercials. We had been amortizing these production costs over a three year period. On a year-to-date basis, advertising and public relations expense was $1.2 million during 2004 compared to $2.1 million in the first half of 2003, a decrease of $915,000 or 43.9%. In early 2003, we undertook a new media campaign to increase the Bank’s visibility in the business community. This campaign included television commercials and print advertising and significantly increased advertising expense during the first half of 2003.

Corporate insurance premiums declined during both the quarterly and year-to-date periods. During the second quarter corporate insurance expense decreased $78,000, or 10.7% to $650,000, while during the first half of 2004, the expense was $1.3 million, or $289,000, (18.5%), less than during the same six month period in 2003. An adjustment in our Directors and Officers insurance coverage produced the decrease in expense.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing.

Income Taxes

We recorded income tax expense of $2.3 million during the second quarter of 2004 compared to $3.0 million during the second quarter of 2003. Reduced pre-tax income caused lower income tax expense during the current quarter. The effective income tax rate was 35.0% during both quarterly periods. Similarly, on a year-to-date basis, reduced pre-tax income again

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

caused lower income tax expense. Income tax expense was $4.4 million during the first six months of 2004 compared to $5.8 million during the same period in 2003. The effective income tax rate was 34.4% during 2004 compared to 35.3% during the same year-to-date period in 2003. The lower effective tax rate in 2004 was a result of the greater impact of tax exempt items on the lower pretax income, a refund of a prior year’s income tax in the amount of $41,000, and higher state tax exempt income.

FINANCIAL CONDITION

Overview

Our total assets increased $164.4 million, or 6.3%, to $2.77 billion at June 30, 2004 compared to $2.60 billion at year-end 2003. An increase in investment securities and loans accounted for most of the growth in total assets. Total investment securities increased $76.1 million to $564.4 million at June 30, 2004 from $488.3 million at December 31, 2003. Total loans increased $98.3 million to $2.06 billion at June 30, 2004, compared to $1.96 billion at December 31, 2003. Total deposits increased to $2.17 billion at June 30, 2004 compared to $2.01 billion at December 31, 2003. Total stockholders’ equity at June 30, 2004 was $175.5 million compared to $176.5 million at December 31, 2003.

For the first half of 2004, average interest-earning assets increased $129.5 million, or 5.3%, to total $2.57 billion, as compared to $2.44 billion during the same six month period a year ago. Loan growth and higher average investment securities balances were the primary contributors to the increased level of interest-earning assets.

Cash and Cash Equivalents

Period-end cash and cash equivalents decreased to $78.8 million at June 30, 2004 compared to $88.5 million at December 31, 2003. Cash equivalents, consisting of short-term, interest-bearing investments, decreased during the first half of 2004 as these funds were redeployed to other earning assets.

Interest-Earning Assets

Total investment securities increased $76.1 million to total $564.4 million at June 30, 2004, compared to $488.3 million at December 31, 2003. During the first half of 2004, we purchased $123.4 million of investment securities, including $77.4 million of U.S. Government Agency securities with the remainder mortgage-related securities. These purchases were partly offset by maturities and principal repayments received during the year, primarily on mortgage related securities. The increase in U.S. Government Agency and mortgage security interest rates from December 31, 2003 to June 30, 2004 has impacted negatively the market value of our investment securities portfolio. As a result, other comprehensive income (loss) for the first half of 2004 reflected a $7.1 million net of tax decline in the fair value of the securities. There are no investment securities that have been in a continuous unrealized loss position for 12 or more months. Further increases in interest rates in the future could result in more unrealized losses on available-for-sale investment securities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Period-end total loan balances increased $98.3 million, or 5.0%, to $2.06 billion at June 30, 2004 compared to $1.96 billion at December 31, 2003. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $144.3 million, or 9.0%, during the first six months of 2004. Higher real estate secured loans, which increased $136.5 million during the first half of 2004, was the main driver of the increase in commercial loan balances. As planned, our consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans continue to decrease. During the first half of 2004, total consumer-oriented loans decreased $46.6 million to $317.8 million at June 30, 2004. Consumer-oriented loans as a percentage of total loans declined to 15% at June 30, 2004 from 19% at year-end 2003. The amount of total consumer-oriented loans originally sourced through brokers declined from 44% of total consumer loan balances at December 31, 2003 to 36% at June 30, 2004.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2004	Dec. 31, 2003
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,243	$4,728
Nonaccrual loans	18,542	18,056

Total nonperforming loans	22,785	22,784
Other real estate owned	1,506	141
Other repossessed assets	—	23

Total nonperforming assets	$24,291	$22,948

Nonperforming loans to total loans	1.11%	1.16%
Nonperforming assets to total loans plus repossessed property	1.18%	1.17%
Nonperforming assets to total assets	0.88%	0.88%

Restructured loans not included in nonperforming assets	$—	$130
Impaired loans	$19,698	$24,347

The level of nonperforming loans was $22.8 million at both June 30, 2004 and December 31, 2003. In addition, the ratio of nonperforming loans as a percentage of total loans was 1.11% and 1.16% at June 30, 2004 and December 31, 2003, respectively. Total nonperforming assets were $24.3 million at June 30, 2004 compared to $22.9 million at December 31, 2003. Higher real estate owned assets at June 30, 2004 produced the increase.

Impaired loans are identified by their rating of either substandard or doubtful on the Bank’s internal credit risk rating system. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment through the borrower’s normal operations, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $19.7 million at June 30, 2004 compared to $24.3 million at year-end 2003. Both repayments and charge-offs on certain larger impaired loans produced the decrease.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At the end of July 2004, two commercial loans totaling $18.4 million were downgraded one level to substandard on the Bank’s internal risk rating system. While these loans will therefore be included in impaired loans going forward, they are current as to principal and interest and remain on accrual. These loans were not included in nonperforming or impaired loans at June 30, 2004.

Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans. Not included in the impaired loans amount are $15.2 million of loans to consumers secured by manufactured homes that we continue to monitor closely.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Average total loans	$2,016,811	$1,913,540	$1,993,874	$1,895,753

Total loans at end of period	$2,060,083	$1,905,862	$2,060,083	$1,905,862

Allowance for loan losses:
Allowance at beginning of period	$35,225	$35,697	$34,356	$34,073
Total charge-offs	(1,739)	(1,329)	(3,945)	(2,142)
Total recoveries	693	256	1,018	393

Net charge-offs	(1,046)	(1,073)	(2,927)	(1,749)
Provision for loan losses	2,750	1,533	5,500	3,833

Allowance at end of period	$36,929	$36,157	$36,929	$36,157

Annualized net charge-offs to average total loans	0.21%	0.22%	0.29%	0.18%
Allowance to total loans at end of period	1.79%	1.90%	1.79%	1.90%
Allowance to nonperforming loans	162.08%	206.39%	162.08%	206.39%

Net charge-offs during the second quarter of 2004 were $1.0 million, or an annualized 0.21% of average loans. In comparison, net charge-offs during the second quarter of 2003 were $1.1 million representing an annualized 0.22% of average loans. For the first six months of 2004, net charge-offs were $2.9 million, or 0.29% of average loans, compared to $1.7 million, or 0.18% of average loans, during the same six month period in 2003. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Our allowance for loan losses increased to $36.9 million at June 30, 2004, or 1.79% of end-of-period loan balances and 162.08% of nonperforming loans. At December 31, 2003, the allowance for loan losses was $34.4 million, which also represented 1.75% of end-of-period loan balances and 150.79% of nonperforming loans. At June 30, 2003, the allowance for loan losses was $36.1 million, which represented 1.90% of end-of-period loan balances and 206.39% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.75 million during the second quarter of 2004 compared to $1.53 million during the same quarter in 2003. In addition, the provision for loan losses was $5.50 million during the first six months of 2004 compared to $3.83 million during the first half of 2003. The increase in the provision in 2004 was primarily attributable to loan growth, as well as higher net charge-offs. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and Credit Administration function. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $17.8 million at June 30, 2004 compared to $20.5 million at December 31, 2003. The sale of our Burbank facility during the second quarter, which had a net book value of $1.8 million, mainly produced the decrease. Upon sale of the Burbank facility, we agreed to lease back space on the ground and fourth floors for the banking facility and operating departments still at that location. The gain of $245,000 realized upon sale will be deferred and amortized over the 10 year life of the lease.

We expect to complete the sale of our Ashland facility during the third quarter of 2004. We reached an agreement to sell this facility in December of 2002, and, in connection with this sale, we recorded a $386,000 loss in 2002 and additional selling expenses of $250,000 and $59,000 in 2003 and 2004, respectively. We have already moved the existing banking center from this location to a temporary nearby storefront location. We expect a newly constructed banking center to be built on a portion of the former site by mid-2005.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

During the fourth quarter of 2003, we recorded a $3.5 million charge related to our abandonment of a portion of our leased Wheeling facility. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2,559,000 charge for the liability related to the operating lease. The charge for the lease abandonment liability was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no economic benefit other than through subleasing. During the first half of 2004, we reduced this liability by $176,000 to $2.4 million as we made rent payments.

We are continuing to evaluate and negotiate alternatives for our Wheeling facility. In order to avoid the uncertainty associated with leasing our excess space at the Wheeling facility, we may elect to completely exit our lease obligation, which could result in an additional charge to earnings when consummated. However, we also expect that our occupancy of premises expense would decrease in the future if this transaction is executed.

In June 2004, we opened 2,500 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. The facility is leased under an operating lease with a three year term. We continue to examine all of our existing banking facilities, and, on an on-going basis, evaluate dispositions of or additions to our banking center network.

Funding Liabilities

During the first six months of 2004, total deposits increased by $159.1 million, or 7.9%, to $2.17 billion at June 30, 2004, as compared to $2.01 billion at December 31, 2003. During the first six months of 2004, our interest-bearing deposit accounts increased by $150.3 million, while our noninterest-bearing deposit accounts increased by $8.8 million. The increase in interest earning deposit accounts was primarily a result of increased time deposits, which increased $119.4 million, or 13.0%, to $1.04 billion at June 30, 2004. Brokered certificates of deposit balances increased $94.7 million to $380.4 million at June 30, 2004 from $285.7 million at December 31, 2003, while out-of-market certificates of deposit increased by $18.6 million to $95.1 million at June 30, 2004, as compared to $76.5 million at year-end 2003. In addition to the increase in time deposits, our money market account balances increased $25.2 million during the first six months of 2004, to $450.6 million at June 30, 2004.

Average deposit balances for the first half of 2004 increased $120.2 million, or 6.1%, as compared to the same six month period in 2003, primarily as a result of increased time deposits and noninterest bearing demand deposits. Average time deposit balances increased $73.4 million, or 7.9%, between the two year-to-date periods to $1.00 billion during the first half of 2004. Average customer certificates of deposits increased by $50.1 million to $509.5 million during 2004, while average brokered certificates of deposits increased by $44.1 million to $337.4 million. Average noninterest-bearing deposit accounts were $425.5 million in the first six months of 2004, an increase of $54.4 million, or 14.7%, as compared to the same six month period in 2003.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$425,540	20.5%	—%	$371,126	19.0%	—%
Interest-bearing demand deposits	557,527	26.8	0.67	565,791	28.9	0.92
Savings deposits	91,354	4.4	0.32	90,687	4.6	0.42
Time deposits:
Certificates of deposit	509,461	24.5	2.32	459,391	23.5	2.76
Out-of-market certificates of deposit	88,613	4.3	2.64	96,875	4.9	3.16
Brokered certificates of deposit	337,429	16.3	2.06	293,288	15.0	2.66
Public Funds	66,705	3.2	1.37	79,282	4.1	1.66

Total time deposits	1,002,208	48.3	2.19	928,836	47.5	2.67

Total deposits	$2,076,629	100.0%		$1,956,440	100.0%

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings decreased $22.0 million to $197.1 million at June 30, 2004 as compared to $219.1 million at December 31, 2003. During the first six months of 2004, federal funds purchased decreased by $16.0 million and our U.S. Treasury tax and loan note decreased by $8.5 million.

FHLB advances totaled $85.0 million at June 30, 2004 compared to $100.0 million at December 31, 2003. A maturity of a FHLB advance caused borrowings from the FHLB to decline $15.0 million. FHLB advances totaling $75 million are callable at the option of the FHLB. Retirement prior to final maturity by us is subject to prepayment penalties.

At both June 30, 2004 and December 31, 2003, we had aggregate borrowings of $10.5 million outstanding under a $10.0 million subordinated debt agreement and $500,000 term loan. We have an $11.5 million revolving credit facility that has not yet been drawn upon.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 2004, we issued additional junior subordinated debentures of $41.2 million to TAYC Capital Trust II, our wholly owned subsidiary. TAYC Capital Trust II was formed for the purpose of issuing $40.0 million of trust preferred securities. The junior subordinated debentures have a floating interest rate of the three-month LIBOR rate plus 2.68%. The interest rate at June 30, 2004 was 4.11% and the rate adjusts quarterly. Proceeds from the issuance of the junior subordinated debentures were used to redeem our Series A 9% noncumulative perpetual preferred stock. This preferred stock was redeemed on July 16, 2004, at its stated liquidation value of $38.25 million, plus $153,000 of accrued dividends.

At June 30, 2004, we also had $46.4 million outstanding from the junior subordinated debentures issued TAYC Capital Trust I, our wholly-owned subsidiary formed in October 2002 for the purpose of issuing $45.0 million of trust preferred securities. Currently, neither TAYC Capital Trust I or TAYC Capital Trust II are consolidated for financial reporting purposes. Prior to January 1, 2004, TAYC Capital Trust I was consolidated. See the section captioned “New Accounting Pronouncements” for additional details.

CAPITAL RESOURCES

At both June 30, 2004 and December 31, 2003, both the holding company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. During the first six months of 2004, the Bank’s capital ratios declined as the growth in average and risk-weighted assets outpaced capital growth from retained earnings.

The regulatory capital ratios of the holding company were temporarily elevated at June 30, 2004 as compared to December 31, 2003. The temporary increase was produced by the issuance of trust preferred securities by TAYC Capital Trust II on June 16, 2004. A portion of the trust preferred securities is classified as Tier I capital and the remainder is considered Tier II. The redemption of the Series A noncumulative perpetual preferred stock, which is classified as Tier I capital, on July 16, 2004, will cause the holding company’s regulatory capital ratios to decrease during the third quarter of 2004. Subsequent to the preferred stock redemption, the holding company continued to be considered “well capitalized”.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of June 30, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$278,665	11.89%	>$	187,508	>8.00%	>$	234,385	>10.00%
Cole Taylor Bank	247,493	10.58		>187,100	>8.00		>233,875	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	213,664	9.12		>93,754	>4.00		>140,631	>6.00
Cole Taylor Bank	218,164	9.33		>93,550	>4.00		>140,325	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	213,664	7.90		>108,200	>4.00		>135,250	>5.00
Cole Taylor Bank	218,164	8.09		>107,929	>4.00		>134,911	>5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$	177,300	>8.00%	>$	221,625	>10.00%
Cole Taylor Bank	237,702	10.75		>176,823	>8.00		>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73		>88,650	>4.00		>132,975	>6.00
Cole Taylor Bank	209,990	9.50		>88,411	>4.00		>132,617	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64		>101,357	>4.00		>126,697	>5.00
Cole Taylor Bank	209,990	8.31		>101,130	>4.00		>126,413	>5.00

During the first six months of 2004, we declared preferred stock dividends of $1.225 per share, totaling $1.9 million, and common stock dividends of $0.12 per share, totaling $1.1 million. Declared preferred stock dividends included an additional $0.10 per share dividend, totaling $153,000, that was declared in June 2004 and related to the redemption of the Series A perpetual preferred stock. In June 2004, we announced our intention to redeem the Series A preferred stock on July 16, 2004. The additional $0.10 per share dividend represented dividends that would accrue from the last dividend payment date to July 16, 2004. In the future, because of the redemption of the Series A preferred stock, we expect to only pay dividends on our outstanding common stock. During the first six months of 2003, we declared preferred stock dividends of $1.125 per share, totaling $1.7 million, and common stock dividends of $0.12 per share, totaling $1.1 million.

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

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

retained earnings (as defined) from the prior two years. The dividends, as of June 30, 2004, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $44.3 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

LIQUIDITY

From December 31, 2003 to June 30, 2004, our cash and cash equivalent balances decreased $9.7 million to $78.8 million. During the first six months of 2004, in addition to available cash balances, we primarily used deposits to fund loan growth and the expansion of the investment portfolio. Significant sources of funds included a $159.1 million net increase in deposits and $35.4 million of repayments and maturities in the investment securities portfolio. The increase in deposits was produced by higher time deposit balances of $119.4 million, in particular, brokered and out-of-market certificates of deposits increased by $94.7 million and $18.6 million, respectively during the first half of 2004. Uses of funds included the purchase of $123.4 million of investment securities, a net increase in loans of $101.2 million, and a $15.0 million maturity of a FHLB advance.

At the holding company level, we received proceeds of $40.8 million, net of issuance costs, from the issuance of $41.2 million of junior subordinated debentures to our wholly owned subsidiary, TAYC Capital Trust II. TAYC Capital Trust II was formed for the sole purpose of issuing $40.0 million of trust preferred securities on June 17, 2004. We deposited the funds at our subsidiary bank, which utilized the funds to reduce short-term borrowings. We used the proceeds from the issuance of the junior subordinated debentures on July 16, 2004 to redeem all of our outstanding Series A 9% noncumulative perpetual preferred stock. We redeemed this series of preferred stock at the stated liquidation value of $38.25 million plus $153,000 of accrued dividends. The remainder of the proceeds from the issuance of the junior subordinated debentures was used for general corporate purposes.

In addition to the issuance of the junior subordinated debentures, the holding company received dividends from the Bank of $4.0 million during the first six months of 2004. The Bank did not pay any dividends to the holding company during 2003 because we maintained sufficient liquidity from the proceeds of our concurrent offering in 2002 of common and trust preferred securities. The holding company used liquidity to pay $2.9 million of common and preferred stock dividends during the six month period ended June 30, 2004.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 2004, we had $798.3 million of undrawn commitments to extend credit and $107.3 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

At June 30, 2004, our only derivative financial instruments were interest-rate exchange contracts. We maintained interest rate exchange contracts with a notional amount totaling $155.0 million to hedge the fair values of certain brokered certificates of deposit, also totaling $155.0 million, for changes in interest rates. Under these contracts, we will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon LIBOR. These contracts, which are accounted for as fair value hedges, satisfied the criteria to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. During the first quarter of 2004, we were notified that interest rate exchange contracts with a notional amount of $25.0 million were being called by the counterparty. Once we were notified, we called the related brokered certificates of deposit. During the first six months of 2004, we entered into additional interest rate exchange contracts, with a notional amount of $130.0 million to hedge the fair value of $130.0 million of brokered certificates of deposit. These interest rate exchange contracts replaced the contracts that were called and increased the amount of brokered certificates of deposit that we have hedged.

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

We have used various interest rate contracts, including swaps, to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

As predicted by our December 31, 2003 simulation, our net interest margin over the first half of 2004 has declined in response to the continued historically low interest rate environment. However, as a result of the 25 basis point increase in our Prime rate on June 30, 2004, we expect our loan interest income to increase as our $1.1 billion in Prime-indexed, floating-rate commercial loans adjust to higher yields. A critical factor affecting our net interest margin in future periods will be the impact of the change in market interest rates on funding costs. With the 25 basis point increase in Prime, many funding rates, including 3-month and 1-year LIBOR increased 50 to 100 basis points. This steepening of the yield curve, where interest rates with longer terms increase at a greater rate, illustrates the market’s expectation for further increases in short-term interest rates. The current relationship between the Prime rate and funding rates could dampen the positive impact from the increase in Prime. Our modeling of the quarter end balance sheet using the market interest rates in effect on June 30, 2004, indicated continued pressure on the margin if rates were to remain unchanged.

Our simulation modeling of a continued rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $3.5 million, or 3.50%, higher than the net interest income in the rates unchanged scenario at June 30, 2004. Conversely, at June 30, 2004, net interest income at risk for year one in a 50 basis points falling rate scenario was calculated at $1.8 million, or 1.85%, lower than the net interest income in the rates unchanged scenario. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at June 30, 2004 was generally consistent with our exposure at December 31, 2003.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At June 30, 2004		At December 31, 2003
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,456	3.50%	$3,280	3.39%
- 50 basis points over one year	(1,830)	(1.85%)	(2,225)	(2.30%)

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which provided new accounting guidance on when to consolidate a variable interest entity. In December 2003, the FASB reissued Interpretation No. 46 (FIN 46R) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004, unless FIN 46 was previously applied. Beginning with the first quarter of 2004, the FIN 46 guidance required us to deconsolidate TAYC Capital Trust I, our wholly owned subsidiary formed for the purpose of issuing trust preferred securities. Not consolidating the TAYC Capital Trust I did not have a material impact on our reported results of operations or financial condition.

Before January 1, 2004, we consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures.” The cash distributions on the trust preferred securities of TAYC Capital Trust I were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, we deconsolidated TAYC Capital Trust I. In addition, we do not consolidate TAYC Capital Trust II, our wholly owned subsidiary formed in June 2004 for the purpose of issuing $40.0 million of trust preferred securities. We now report a liability for the total balance of the junior subordinated debentures from the Trusts, which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. Our equity investments in the Trusts are reported in other assets on the Consolidated Balance Sheet at June 30, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

In May 2004, the Federal Reserve issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. The proposal limits the aggregate amount of cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain other minority interests in excess of the 25% limit may be included in Tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital.

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

	2004 Quarter Ended		2003 Quarter Ended				2002 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share amounts)
Interest income	$32,869	$32,510	$32,648	$34,576	$34,873	$34,787	$35,942	$37,184
Interest expense	9,376	9,408	9,123	9,856	10,567	10,608	10,957	11,183

Net interest income	23,493	23,102	23,525	24,720	24,306	24,179	24,985	26,001
Provision for loan losses	2,750	2,750	2,700	2,700	1,533	2,300	2,475	2,475
Noninterest income	4,304	4,675	4,939	4,590	4,977	4,535	4,526	5,077
Securities gains, net	—	—	—	—	—	—	—	2,068
Litigation settlement charge	—	—	—	—	—	—	—	(2,609)
Noninterest expense	18,416	18,783	22,545	19,005	19,223	18,450	21,022	20,637

Income before income taxes	6,631	6,244	3,219	7,605	8,527	7,964	6,014	12,643
Income taxes	2,324	2,108	728	2,013	2,988	2,839	2,099	3,754

Net income	$4,307	$4,136	$2,491	$5,592	$5,539	$5,125	$3,915	$8,889

Earnings per share:
Basic	$0.35	$0.35	$0.17	$0.50	$0.50	$0.45	$0.35	$1.18
Diluted	0.34	0.34	0.17	0.50	0.49	0.45	0.35	1.17

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if historically low interest rates continue or if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the potential impact on the holding company’s “well capitalized” status for regulatory capital purposes caused by the refinancing of preferred stock equity securities with trust preferred securities; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 2. Changes in Securities and Use of Proceeds

On June 17, TAYC Capital Trust II, a wholly owned subsidiary we formed in June 2004, completed a $40.0 million preferred securities offering in a private placement. Of the securities sold, $28.0 million were offered to accredited investors in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the remaining $12.0 million were offered to non-U.S. persons in reliance on an exemption from registration under Regulation S. Accordingly, none of these securities have been registered under the Securities Act or any state securities laws. Under the trust preferred securities offering, TAYC Capital Trust II, a Delaware statutory trust, issued 40,000 securities, with a liquidation amount per security of $100, of floating rate preferred securities, resulting in an aggregated gross offering amount of $40.0 million. The rate adjusts quarterly to a floating rate equal to the U.S. dollar three-month LIBOR plus 2.68%. TAYC Capital Trust II used the proceeds from the issuance of the trust preferred securities plus $1.238 million of common equity we contributed to this subsidiary to invest in our $41.238 million of junior subordinated debentures. The junior subordinated debentures also adjust quarterly to the floating rate equal to the U.S. dollar three-month LIBOR plus 2.68%. We paid net placement costs of $390,000 on the trust preferred offering. After deducting placement costs and our common equity investment in TAYC Capital Trust I, we received $39.6 million of net proceeds from these transactions. On July 17, 2004, we used $38.4 million of the net proceeds to redeem our Series A 9% noncumulative perpetual preferred stock at the stated liquidation amount of $38.25 million plus $153,000 of undistributed dividends since the last dividend payment date. The remainder of the proceeds were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 17, 2004. The following matters were voted on at the meeting:

1. The election of three directors by common stockholders set forth below:

	For	Withheld
Edward T. McGowan	9,327,874	18,968
Shepherd G. Pryor, IV	9,318,274	28,568
Mark L. Yeager	8,316,613	1,030,229

TAYLOR CAPITAL GROUP, INC.

2. The election of one director by the holders of our Series A Preferred Stock set forth below:

	For	Withheld
Adelyn Leander	860,312	24,970

The following are the names of the directors who were not up for reelection at the annual meeting of stockholders whose terms continued after the meeting:

Jeffery W. Taylor

Melvin E. Pearl

Richard W. Tinberg

Bruce W. Taylor

Cindy Taylor Bleil

Ronald Bliwas

Ronald D. Emanuel

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit
4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.12	Certificate of Trust of TAYC Capital Trust II

4.13	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators

4.14	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee

4.15	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company

4.16	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II

4.17	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II

4.18	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034

10.78	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc.

10.79	Placement Agreement by and among Taylor Capital Group, Inc., TAYC Capital Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc.

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

1)	On April 21, 2004, a Report on Form 8-K was furnished in conjunction with the Company’s quarterly earnings release for the three month period ended March 31, 2004.

2)	On May 21, 2004, a Report on Form 8-K was furnished providing certain financial statement disclosures of Cole Taylor Bank, a wholly owned subsidiary of the Company, which was provided to customers and depositors.

3)	On June 16, 2004, a Report on Form 8-K was filed in conjunction with a press release issued pursuant to Rule 135c announcing the Company’s plans to sell $40 million of trust preferred securities, to be issued by its newly formed subsidiary, TAYC Capital Trust II, in a private placement, scheduled to close on June 17, 2004.

4)	On June 18, 2004, a Report on Form 8-K was furnished in conjunction with the following:

a.	A press release dated June 17, 2004 announcing steps taken during the second quarter to reduce the cost of capital and operating expenses; and

b.	A press release dated June 17, 2004 announcing election of directors and declaration of dividends.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: August 6, 2004
/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)