Form 10-Q
period 2004-09-30
TAYLOR CAPITAL GROUP INC
filed 2004-11-05
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 2, 2004, there were 9,589,275 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$67,878	$53,254
Short-term investments	3,049	3,550
Federal funds sold	20,500	31,700

Total cash and cash equivalents	91,427	88,504
Investment securities:
Available-for-sale, at fair value	553,659	487,777
Held-to-maturity, at amortized cost (fair value of $275 and $564 at September 30, 2004 and December 31, 2003, respectively)	275	525
Loans, net of allowance for loan losses of $38,204 and $34,356 at September 30, 2004 and December 31, 2003, respectively	2,083,637	1,927,652
Premises, leasehold improvements and equipment, net	17,210	20,548
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,404	12,058
Other real estate and repossessed assets, net	1,563	164
Goodwill	23,354	23,354

Other assets	48,980	43,074

Total assets	$2,832,509	$2,603,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$480,259	$445,193
Interest-bearing	1,768,514	1,567,891

Total deposits	2,248,773	2,013,084
Short-term borrowings	206,912	219,108
Accrued interest, taxes and other liabilities	44,606	39,479
Notes payable and FHLB advances	95,500	110,500
Junior subordinated debentures	87,638	45,000

Total liabilities	2,683,429	2,427,171

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding at December 31, 2003, $25 stated and redemption value	—	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,895,922 and 9,809,731 shares issued at September 30, 2004 and December 31, 2003, respectively; 9,572,915 and 9,486,724 shares outstanding at September 30, 2004 and December 31, 2003, respectively	99	98
Surplus	145,662	143,918
Unearned compensation - stock grants	(885)	(1,138)
Retained earnings (deficit)	9,579	(2,106)
Accumulated other comprehensive income	1,682	4,520
Treasury stock, at cost, 323,007 shares at September 30, 2004 and December 31, 2003	(7,057)	(7,057)

Total stockholders’ equity	149,080	176,485

Total liabilities and stockholders’ equity	$2,832,509	$2,603,656

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$29,116	$28,752	$83,080	$85,676
Interest and dividends on investment securities:
Taxable	5,284	5,102	15,639	16,458
Tax-exempt	494	571	1,511	1,754
Interest on cash equivalents	78	151	121	348

Total interest income	34,972	34,576	100,351	104,236

Interest expense:
Deposits	7,267	7,021	20,209	22,101
Short-term borrowings	520	433	1,541	1,695
Notes payable and FHLB advances	1,097	1,148	3,269	3,472
Junior subordinated debentures	1,749	1,254	4,398	3,763

Total interest expense	10,633	9,856	29,417	31,031

Net interest income	24,339	24,720	70,934	73,205
Provision for loan losses	2,750	2,700	8,250	6,533

Net interest income after provision for loan losses	21,589	22,020	62,684	66,672

Noninterest income:
Service charges	2,736	3,129	8,367	9,412
Trust and investment management fees	1,322	1,319	3,893	3,502
Gain on sale of investment securities, net	345	—	345	—
Other noninterest income	222	142	999	1,188

Total noninterest income	4,625	4,590	13,604	14,102

Noninterest expense:
Salaries and employee benefits	8,834	10,205	29,159	31,642
Occupancy of premises	1,817	1,912	5,678	5,268
Furniture and equipment	943	895	2,997	2,467
Legal fees, net	423	569	1,426	292
Advertising and public relations	104	484	1,271	2,566
Corporate insurance	631	782	1,903	2,343
Computer processing	517	494	1,429	1,507
Other noninterest expense	3,041	3,664	9,646	10,593

Total noninterest expense	16,310	19,005	53,509	56,678

Income before income taxes	9,904	7,605	22,779	24,096
Income taxes	3,072	2,013	7,504	7,840

Net income	$6,832	$5,592	$15,275	$16,256

Preferred dividend requirements	—	(861)	(1,875)	(2,582)

Net income applicable to common stockholders	$6,832	$4,731	$13,400	$13,674

Basic earnings per common share	$0.72	$0.50	$1.41	$1.45
Diluted earnings per common share	0.71	0.50	1.40	1.44

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	150	(150)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	384	—	—	—	384
Exercise of stock options	—	1	1,488	—	—	—	—	1,489
Tax benefit on stock options exercised and stock awards	—	—	174	—	—	—	—	174
Comprehensive income:
Net income	—	—	—	—	15,275	—	—	15,275
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(2,627)	—	(2,627)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(82)	—	(82)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(129)	—	(129)

Total comprehensive income								12,437

Dividends:
Preferred — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common — $0.18 per share	—	—	—	—	(1,715)	—	—	(1,715)

Balance at September 30, 2004	$—	$99	$145,662	$(885)	$9,579	$1,682	$(7,057)	$149,080

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	321	(321)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	363	—	—	—	363
Exercise of stock options	—	1	984	—	—	—	—	985
Tax benefit on stock options exercised and stock awards	—	—	73	—	—	—	—	73
Comprehensive income:
Net income	—	—	—	—	16,256	—	—	16,256
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(6,039)	—	(6,039)
Changes in net unrealized gain from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,966	—	1,966

Total comprehensive income								12,183

Dividends:
Preferred — $1.6875 per share	—	—	—	—	(2,582)	—	—	(2,582)
Common — $0.18 per share	—	—	—	—	(1,701)	—	—	(1,701)

Balance at September 30, 2003	$38,250	$98	$143,257	$(986)	$(3,167)	$7,594	$(7,057)	$177,989

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,275	$16,256
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	1,202	647
Gain on sale available-for-sale securities, net	(345)	—
Deferred loan fee amortization	(2,317)	(1,560)
Provision for loan losses	8,250	6,533
Depreciation and amortization	2,576	3,006
Deferred income taxes	(877)	(3,020)
(Gain) loss on sales of other real estate	10	(79)
Provision for other real estate	71	—
Gain on sale of credit card loans	—	(140)
Other, net	423	(84)
Changes in other assets and liabilities:
Accrued interest receivable	(2,136)	(660)
Other assets	1,019	1,727
Accrued interest, taxes and other liabilities	3,155	5,335

Net cash provided by operating activities	26,306	27,961

Cash flows from investing activities:
Purchases of available-for-sale securities	(175,700)	(212,117)
Proceeds from principal payments and maturities of available-for-sale securities	51,622	205,412
Proceeds from principal payments and maturities of held-to-maturity securities	250	300
Proceeds from sale available-for-sale securities	53,298	—
Net increase in loans	(163,519)	(18,256)
Sale of credit card loans	—	1,259
Investment in TAYC Capital Trust II	(1,239)	—
Additions to premises, leasehold improvements and equipment	(1,080)	(5,066)
Proceeds from the sale of premises, leasehold improvements and equipment	2,099	—
Proceeds from sales of other real estate	121	1,069

Net cash used in investing activities	(234,148)	(27,399)

Cash flows from financing activities:
Net increase in deposits	237,459	61,700
Net decrease in short-term borrowings	(12,196)	(16,715)
Proceeds from notes payable and FHLB advances	—	15,000
Repayments of notes payable and FHLB advances	(15,000)	(15,000)
Proceeds from issuance of junior subordinated debentures	41,238	—
Redemption of preferred securities	(38,250)	—
Trust preferred issuance costs	(390)	—
Proceeds from exercise of employee stock options	1,489	985
Dividends paid	(3,585)	(4,281)

Net cash provided by financing activities	210,765	41,689

Net increase in cash and cash equivalents	2,923	42,251
Cash and cash equivalents, beginning of period	88,504	92,909

Cash and cash equivalents, end of period	$91,427	$135,160

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,711	$31,533
Income taxes	6,709	3,500
Supplemental disclosures of noncash investing and financing activities:
Other comprehensive loss, net of tax	$(2,838)	$(4,073)
Tax benefit on stock options exercised and stock awards	174	73

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In Management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and nine month period ended September 30, 2004 are not necessarily indicative of the results that the Company may achieve for the full year. Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

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

New Accounting Pronouncements

Beginning with the first quarter of 2004, the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) guidance required the Company to deconsolidate TAYC Capital Trust I, a wholly owned subsidiary formed in October 2002 for the purpose of issuing trust preferred securities. Not consolidating TAYC Capital Trust I did not have a material impact on the Company’s reported results of operations or financial condition. Before January 1, 2004, the Company consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on the Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures”. The cash distributions on the trust preferred securities of TAYC Capital Trust I were reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, the Company deconsolidated TAYC Capital Trust I. In addition, the Company does not consolidate TAYC Capital Trust II, which

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

was formed in June 2004. At September 30, 2004 a liability is reported for the total balance of the junior subordinated debentures issued to TAYC Capital Trust I and TAYC Capital Trust II (the “Trusts”), which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. At September 30, 2004, the Company’s equity investments in the Trusts are reported in other assets on the Consolidated Balance Sheet. Interest expense on the junior subordinated debentures is reported in interest expense in the consolidated statements of income.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$204,186	$546	$(255)	$204,477
Collateralized mortgage obligations	124,308	303	(1,003)	123,608
Mortgage-backed securities	180,467	1,000	(1,330)	180,137
State and municipal obligations	43,080	2,357	—	45,437

Total available-for-sale	552,041	4,206	(2,588)	553,659

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$552,316	$4,206	$(2,588)	$553,934

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$176,888	$3,355	$—	$180,243
Collateralized mortgage obligations	116,053	1,026	(779)	116,300
Mortgage-backed securities	143,259	1,461	(1,648)	143,072
State and municipal obligations	45,918	2,244	—	48,162

Total available-for-sale	482,118	8,086	(2,427)	487,777

Held-to-maturity:
Other debt securities	525	39	—	564

Total held-to-maturity	525	39	—	564

Total	$482,643	$8,125	$(2,427)	$488,341

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

3. Loans:

Loans classified by type at September 30, 2004 and December 31, 2003 were as follows:

	Sept. 30, 2004	Dec. 31, 2003
	(in thousands)
Commercial and industrial	$603,406	$589,987
Commercial real estate secured	722,840	642,364
Real estate-construction	493,859	364,294
Residential real estate mortgages	63,796	86,710
Home equity loans and lines of credit	217,635	253,006
Consumer	19,559	24,636
Other loans	964	1,330

Gross loans	2,122,059	1,962,327
Less: Unearned discount	(218)	(319)

Total loans	2,121,841	1,962,008
Less: Allowance for loan losses	(38,204)	(34,356)

Loans, net	$2,083,637	$1,927,652

Nonaccrual and impaired loans at September 30, 2004 were $18.6 million and $24.6 million, respectively, as compared to $18.1 million and $24.3 million at December 31, 2003, respectively.

4. Goodwill and Intangible Assets:

The Company has $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which beginning on January 1, 2002 was no longer subject to amortization. The goodwill was tested for impairment as of July 1, 2004, and the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during the first nine months of 2004.

The Company also has $57,000 of other intangible assets subject to amortization that relate to the purchase of lines of trust business, which is included in other assets on the Consolidated Balance Sheets. No additions or disposals to intangible assets were recorded during the first nine months of 2004.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2004 and December 31, 2003 were as follows:

	Sept. 30, 2004	Dec. 31, 2003
	(in thousands)
NOW accounts	$122,923	$136,119
Savings accounts	87,639	90,177
Money market deposits	458,083	425,449
Time deposits:
Certificates of deposit	528,208	498,189
Out-of-local-market certificates of deposit	101,583	76,475
Brokered certificates of deposit	405,696	285,689
Public time deposits	64,382	55,793

Total time deposits	1,099,869	916,146

Total	$1,768,514	$1,567,891

At September 30, 2004 and December 31, 2003, time deposits in amounts $100,000 or more totaled $327.8 million and $282.0 million, respectively.

6. Short-Term Borrowings:

Short-term borrowings at September 30, 2004 and December 31, 2003 consisted of the following:

	Sept. 30, 2004	Dec. 31, 2003
	(in thousands)
Securities sold under agreements to repurchase	$181,518	$169,890
Federal funds purchased	25,269	40,613
U.S. Treasury tax and loan note option	125	8,605

Total	$206,912	$219,108

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at September 30, 2004 and December 31, 2003 consisted of the following:

	Sept. 30, 2004	Dec. 31, 2003
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at September 30, 2004 and December 31, 2003 were 4.52% and 3.92%, respectively; matures on November 27, 2009	$10,000	$10,000
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate was 3.50% at both September 30, 2004 and December 31, 2003; matures on November 27, 2009	500	500
Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2004	—	—

Total notes payable	10,500	10,500
Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, due November 23, 2004	10,000	10,000
FHLB advance – 1.50%, due January 29, 2004	—	15,000

Total FHLB advances	85,000	100,000

Total notes payable and FHLB advances	$95,500	$110,500

The notes payable require compliance with certain defined financial covenants. As of September 30, 2004, the Company is in compliance with these covenants.

The callable Federal Home Loan Bank, or FHLB, advances are callable at par at the option of the FHLB. Retirement prior to maturity by the Company is subject to prepayment penalties.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8. Junior Subordinated Debentures:

The following table summarizes the amount of junior subordinated debentures issued by the Company to each Trust as of September 30, 2004:

Trust Name	Issuance Date	Amount of Junior Subordinated Debentures	Amount of Trust Preferred Securities Issued by Trust	Annual Rate	Maturity Date
TAYC Capital Trust I	Oct. 2002	$46,400	$45,000	9.75%	Oct. 21, 2032
TAYC Capital Trust II	June 2004	41,238	40,000	3-mo LIBOR + 2.68%	June 17, 2034

		$87,638	$85,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 4.57% at September 30, 2004. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over five years, the original call protection period, to interest expense using the straight-line method.

9. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
For the Nine Months Ended September 30, 2004:
Unrealized gain/(loss) from securities:
Change in unrealized gain/(loss) on available-for-sale securities	$(3,696)	$1,294	$(2,402)
Less: reclassification adjustment for gains included in net income	(345)	120	(225)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(4,041)	1,414	(2,627)
Net unrealized loss from cash flow hedging instruments	(126)	44	(82)
Change in deferred gain from termination of cash flow hedging instruments	(199)	70	(129)

Other comprehensive loss	$(4,366)	$1,528	$(2,838)

For the Nine Months Ended September 30, 2003:
Change in unrealized gain/(loss) on available-for-sale securities	$(9,289)	$3,250	$(6,039)
Changes in net unrealized gain from cash flow hedging instruments	3,025	(1,059)	1,966

Other comprehensive loss	$(6,264)	$2,191	$(4,073)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only common stock equivalents. For the quarterly and nine month periods ended September 30, 2004, stock options outstanding to purchase 214,600 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. In comparison, for the nine month period ended September 30, 2003, stock options outstanding to purchase 122,970 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. All stock options were included in the computation of diluted earnings per share for the third quarter of 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Net income	$6,832	$5,592	$15,275	$16,256
Less preferred dividend requirements	—	(861)	(1,875)	(2,582)

Net income available to common stockholders	$6,832	$4,731	$13,400	$13,674

Weighted average common shares outstanding	9,554,121	9,454,466	9,515,317	9,442,362
Dilutive effect of stock options	65,419	90,922	85,143	63,876

Diluted weighted average common shares outstanding	9,619,540	9,545,388	9,600,460	9,506,238

Basic earnings per common share	$0.72	$0.50	$1.41	$1.45
Diluted earnings per common share	0.71	0.50	1.40	1.44

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousand, except per share amounts)	2004	2003	2004	2003
Net income as reported	$6,832	$5,592	$15,275	$16,256
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	77	30	201	178
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(166)	(142)	(575)	(585)

Pro forma net income	$6,743	$5,480	$14,901	$15,849
Less preferred dividend requirements	—	(861)	(1,875)	(2,582)

Pro forma net income available to common stockholders	$6,743	$4,619	$13,026	$13,267

Basic earnings per common share
As reported	$0.72	$0.50	$1.41	$1.45
Pro forma	0.71	0.49	1.37	1.40
Diluted earnings per common share
As reported	$0.71	$0.50	$1.40	$1.44
Pro forma	0.70	0.48	1.36	1.40

12. Derivative Financial Instruments:

The Company uses derivative financial instruments to assist in interest rate risk management. At both September 30, 2004 and December 31, 2003, the only derivative financial instruments outstanding were interest rate exchange agreements. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first nine months of 2004.

	Fair Value Hedge	Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2003	$50,000	$—	$50,000
Additions	130,000	50,000	180,000
Terminations/calls	(25,000)	—	(25,000)
Maturities	—	—	—

Balance at September 30, 2004	$155,000	$50,000	$205,000

Fair value at Sept. 30, 2004	$(1,721)	$(126)	$(1,847)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Below is summary information regarding the derivative financial instruments outstanding at September 30, 2004.

	Notional Amount (in thousands)	Weighted Averages			Hedged Item
		Receive Rate	Pay Rate	Life in Years
Fair Value Hedge	$155,000	3.28%	1.70%	5.7	Brokered certificates of deposits
Cash Flow Hedge	50,000	6.04%	4.75%	2.9	Variable rate commercial loans

Total	$205,000	3.96%	2.44%	5.0

During the first nine months of 2004, interest rate exchange contracts, that were used to hedge brokered certificates of deposits, with a notional amount totaling $25.0 million were called by the counterparties. Because of these calls, the Company exercised its right to call the related hedged brokered certificates of deposit.

During the third quarter of 2004, the Company entered into an interest rate exchange contract, with a notional amount of $50 million, to hedge the variability in cash flows on $50.0 million of prime-based commercial loans. Under the terms of the interest rate exchange contract, the Company receives a fixed interest rate and pays a floating rate based upon the prime-lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The Company reviews the hedging relationship periodically for effectiveness, but expects any ineffective portion of the hedge to be immaterial.

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

OVERVIEW

We recorded net income applicable to common shareholders for the quarter ended September 30, 2004 of $6.8 million, or $0.71 per diluted common share, compared to $4.7 million, or $0.50 per diluted common share, for the same quarter during 2003. The increase in net income applicable to common shareholders was primarily due to lower noninterest expense and the redemption of the Series A preferred stock during the third quarter of 2004. During the first nine months of 2004, net income applicable to common shareholders was $13.4 million, or $1.40 per diluted share, compared to $13.7 million, or $1.44 per diluted share during the first nine months of 2003. For the year-to-date periods, a decline in net interest income and noninterest income and higher provisions for loan losses combined to produce the decrease. These decreases in income were partly offset by lower noninterest expense and the elimination of dividends on the Series A preferred stock that was redeemed July 16, 2004.

On June 17, 2004, TAYC Capital Trust II, our wholly owned subsidiary, issued $40.0 million of trust preferred securities in a private placement. TAYC Capital Trust II invested the proceeds, along with $1.2 million received from us for the purchase of its common equity securities, in $41.2 million of junior subordinated debentures issued by Taylor Capital Group. On July 16, 2004, we used the proceeds from this transaction to redeem all of our outstanding shares of Series A 9% noncumulative perpetual preferred stock. The redemption price was the stated liquidation value of $25.00 per share, which totaled $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. Our third quarter 2004 results reflect the benefit of refinancing the Series A preferred stock with the junior subordinated debentures. The lower interest rate and the tax deductibility of the interest on the junior subordinated debentures, as compared to the preferred stock dividends, resulted in after-tax savings of approximately $560,000 in the third quarter of 2004.

Total assets were $2.83 billion at September 30, 2004, an increase of $228.9 million, or 8.8%, over total assets at December 31, 2003. Total assets increased during the first nine months of 2004 as a result of commercial loan growth of $223.5 million, or 14.0%, as well as additions

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

to the investment securities portfolio. Total investment securities were $553.9 million at September 30, 2004, an increase of $65.6 million, or 13.4%, as compared to December 31, 2003. Stockholders’ equity was $149.8 million at September 30, 2004 compared to $176.5 million at December 31, 2003, a decrease of $27.4 million. Total stockholders’ equity declined during the first nine months of 2004 primarily due to the redemption of the $38.25 million of Series A preferred stock on July 16, 2004. Common stockholders’ equity, which excludes the $38.25 million of preferred stock, increased by $10.8 million during the first nine months of 2004 primarily due to net income of $15.3 million during the first nine months of 2004, net of $3.6 million of dividends.

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

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Goodwill Impairment

We have goodwill of $23.4 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicated that the carry value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2004 and no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the preferred stock, the junior subordinated debentures, and the notes payable at the holding company.

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. A reserve is utilized or reversed once the applicable statute of limitations has expired or the matter is otherwise resolved. It is likely that the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

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

Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003.

Net interest income was $24.3 million during the third quarter of 2004 compared to $24.7 million during the same quarter in 2003, a decrease of $381,000 or 1.5%. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2004 was $24.6 million as compared to $25.1 million during the same quarter a year ago. Net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.70% during the third quarter of 2004 compared to 4.04% during the same quarter a year ago. The yield on our interest-earning assets declined 32 basis points from 5.62% during the third quarter of 2003 to 5.30% during the third quarter of 2004. Our cost of interest-bearing liabilities increased 2 basis points from 1.98% during the third quarter of 2003 to 2.00% during the third quarter of 2004.

The yield earned on loans was 5.63% during the third quarter of 2004, or 39 basis points lower than the yield of 6.02% earned on loans during the third quarter a year ago. The lower loan yield in 2004 was primarily due to lower loan fees in 2004. The recognition of loan fees can be uneven between periods as a result of fees associated with payoffs and prepayments or other special fees not related to loan origination. Such fees received on loans and immediately recognized as interest income were $504,000 in the third quarter of 2004; a total of $1.2 million less than the $1.7 million recognized in the third quarter of 2003.

The yield on investment securities was 4.22% during the third quarter of 2004, or 48 basis points lower than the 4.70% yield during the third quarter of 2003. The decline in the investment yield occurred because the proceeds from repayment and maturity of higher yielding securities were reinvested in new securities at lower market interest rates.

The cost of interest-bearing liabilities was adversely impacted by the issuance of $41.2 million of junior subordinated debentures in June 2004, which increased interest expense by $460,000 and the cost of interest-bearing liabilities by four basis points.

Average interest-earning assets increased $183.1 million, or 7.4%, to $2.65 billion for the third quarter of 2004 compared to $2.47 billion for the same quarter in 2003. The increase in

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

both average loans and investment securities produced the increase. Average loans increased by $160.5 million, or 8.5%, to $2.06 billion for the third quarter of 2004 compared to $1.90 billion for the third quarter of 2003. Average commercial and commercial real estate loans increased by $261.3 million, or 17.6%, during the third quarter of 2004 as compared to the same quarter last year. This increase was partially offset by declines in residential real estate mortgages and home equity and consumer loans, as we continue to de-emphasize the origination of these consumer-oriented loans. Average investment securities increased $63.2 million, or 12.4% to $572.7 million for the third quarter of 2004 compared to $509.4 million for the third quarter of 2003.

The increase in loans and investment securities for the third quarter of 2004 was funded primarily with deposits. Brokered certificates of deposits increased $92.9 million, or 30.4%, to $398.4 million for the third quarter of 2004 as compared to $305.4 million during the same quarter a year ago. In addition, noninterest bearing demand deposits increased $47.2 million, or 11.7%, to $452.2 million and interest-bearing demand deposits increased $19.9 million, or 3.6% to $579.5 million. The increase in deposits was partially offset by a $26.5 million decrease in average short-term borrowings and FHLB advances from the third quarter of 2003 to the third quarter of 2004.

While the third quarter 2004 net interest margin declined in comparison to the third quarter 2003, the net interest margin increased by 4 basis points as compared to the second quarter of 2004. The net interest margin was 3.70% for the third quarter of 2004, compared to 3.66% for the second quarter. The gradual rise in the Prime rate over the third quarter of 2004, had a positive impact on our net interest margin. The loan and total interest-earning asset yields increased by 24 and 20 basis, respectively between the third and second quarters of 2004. The cost of interest-bearing liabilities was 2.00% for the third quarter of 2004, or 17 basis points higher than the second quarter of 2004. The third quarter of 2004 included the incremental interest expense of $460,000 arising from the $41.2 million of junior subordinated debentures issued in June 2004, which lowered the net interest margin by almost seven basis points in the third quarter.

Nine Months Ended September 30, 2004 as Compared to the Nine Months Ended September 30, 2003.

Net interest income was $70.9 million during the first nine months of 2004 compared to $73.2 million during the same period in 2003, a decrease of $2.3 million or 3.1%. With an adjustment for tax-exempt income, our consolidated net interest income for the first three quarters of 2004 was $71.9 million as compared to $74.3 million during the same period a year ago. Net interest income has declined because of compression in our net interest margin, despite an increase in average interest-earning assets.

The net interest margin was 3.70% during the first nine months of 2004 compared to 4.06% during the same period in 2003. On a year to date basis, our yield on earning assets declined more than the cost of interest-bearing liabilities. The yield on our interest-earning assets declined 54 basis points from 5.75% during the first nine months of 2003 to 5.21% during the same period in 2004. Over the same time period, the cost of our interest-bearing liabilities

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

declined 20 basis points from 2.10% during the nine month period ended September 30, 2003 to 1.90% during the first nine months of 2004.

The yield earned on loans declined 54 basis points to 5.51% during the year-to-date 2004 period as compared to 6.05% during the same period in 2003. In addition, the yield on the investment securities portfolio declined 80 basis points to 4.23% in 2004 from 5.03% in 2003. The payoffs and maturities of higher yielding assets, which were replaced with lower yielding loans and investment securities, produced lower yields. In addition, a decline in loan fees directly recorded into interest income during the first nine months of 2004 as compared to the same period in 2003 also contributed to the lower earning asset yield.

An increase in average interest-earning assets partly offset the compression in the net interest margin. Average interest earning assets increased by $148.1 million, or 6.1%, to $2.60 billion for the first nine months of 2004 compared to $2.45 billion for the same period in 2003. Higher average loans and investment securities produced the increase. Average loans increased by $119.1 million, or 6.3%, to $2.02 billion for the first nine months of 2004. A $238.2 million, or 16.5%, increase in commercial and commercial real estate loans, which totaled $1.68 billion for the first nine months of 2004, accounted for the increase in average loans. Average investment securities increased by $59.2 million, or 11.7% to $566.9 million for the first three quarters of 2004 compared to $507.7 million for the same period in 2003.

The higher average interest-earning assets were funded with increased deposits. Average deposits for the first nine months of 2004 increased $138.4 million, or 7.0%, as compared to the same nine month period in 2003, primarily as a result of increased time deposits and noninterest bearing demand deposits. Average time deposit balances increased $85.5 million, or 9.1%, between the two year-to-date periods to $1.03 billion during 2004. Average brokered certificates of deposits increased by $60.5 million, or 20.3%, to $357.9 million, while average customer certificates of deposits increased by $35.9 million, or 7.6%, to $508.4 million during 2004. Average noninterest-bearing demand deposit accounts were $434.5 million in the first nine months of 2004, an increase of $52.0 million, or 13.6%, as compared to the same nine-month period in 2003.

The interest rate risk position of our overall balance sheet is asset sensitive, which means our assets are expected to re-price before our liabilities over the one-year horizon. This balance sheet structure provides opportunity for an increase in net interest margin during periods of rising interest rates, such as we experienced during the third quarter of 2004. If interest rates remain unchanged in future quarters, we would expect to be exposed to the negative impact of a large percentage of our interest-bearing liabilities repricing at current market rates-, while a large portion of our assets has already repriced. If interest rates continue to gradually rise in future quarters, we would expect our net interest margin to increase. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of changes in interest rates.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net interest income as stated	$24,339	$24,720	$70,934	$73,205
Tax equivalent adjustment-investments	268	312	821	959
Tax equivalent adjustment-loans	40	43	131	131

Tax equivalent net interest income	$24,647	$25,075	$71,886	$74,295

Yield on earning assets without tax adjustment	5.25%	5.56%	5.16%	5.69%
Yield on earning assets - tax equivalent	5.30%	5.62%	5.21%	5.75%
Net interest margin without tax adjustment	3.65%	3.98%	3.65%	4.00%
Net interest margin - tax equivalent	3.70%	4.04%	3.70%	4.06%
Net interest spread - without tax adjustment	3.25%	3.58%	3.26%	3.59%
Net interest spread - tax equivalent	3.30%	3.64%	3.31%	3.65%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended September 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$529,510	$5,284	3.99%	$460,528	$5,102	4.43%
Tax-exempt (tax equivalent) (2)	43,146	762	7.07	48,892	883	7.22

Total investment securities	572,656	6,046	4.22	509,420	5,985	4.70

Cash Equivalents	21,844	78	1.40	62,522	151	0.95

Loans (2) (3):
Commercial and commercial real estate	1,748,526	24,804	5.55	1,487,213	21,819	5.74
Residential real estate mortgages	66,582	874	5.25	101,349	1,447	5.71
Home equity and consumer	243,897	2,974	4.85	309,942	3,806	4.87
Fees on loans		504			1,723

Net loans (tax equivalent) (2)	2,059,005	29,156	5.63	1,898,504	28,795	6.02

Total interest-earning assets (2)	2,653,505	35,280	5.30	2,470,446	34,931	5.62

Allowance for loan losses	(37,631)			(35,184)
NON-EARNING ASSETS:
Cash and due from banks	59,518			58,578
Accrued interest and other assets	85,900			95,178

TOTAL ASSETS	$2,761,292			$2,589,018

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$579,485	1,134	0.78	$559,607	1,078	0.76
Savings deposits	89,670	69	0.31	91,683	83	0.36
Time deposits	1,070,604	6,064	2.25	961,031	5,860	2.42

Total interest-bearing deposits	1,739,759	7,267	1.66	1,612,321	7,021	1.73

Short-term borrowings	194,338	520	1.06	205,804	433	0.83
Notes payable and FHLB advances	95,500	1,097	4.57	110,500	1,148	4.06
Junior subordinated debentures	87,638	1,749	7.98	45,000	1,254	11.15

Total interest-bearing liabilities	2,117,235	10,633	2.00	1,973,625	9,856	1.98

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	452,202			405,001
Accrued interest and other liabilities	43,901			38,950

Total noninterest-bearing liabilities	496,103			443,951

STOCKHOLDERS’ EQUITY	147,954			171,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,761,292			$2,589,018

Net interest income (tax equivalent) (2)		$24,647			$25,075

Net interest spread (tax equivalent) (2) (4)			3.30%			3.64%

Net interest margin (tax equivalent) (2) (5)			3.70%			4.04%

(1)	Investment securities average balances are based on amortized cost.

(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$523,053	$15,639	3.99%	$457,927	$16,458	4.79%
Tax-exempt (tax equivalent) (2)	43,846	2,332	7.09	49,801	2,713	7.26

Total investment securities	566,899	17,971	4.23	507,728	19,171	5.03

Cash Equivalents	13,035	121	1.22	43,188	348	1.06

Loans (2) (3):
Commercial and commercial real estate	1,684,104	69,198	5.40	1,445,901	64,416	5.87
Residential real estate mortgages	73,149	2,940	5.36	110,429	5,015	6.05
Home equity and consumer	258,489	9,423	4.87	340,349	12,868	5.05
Fees on loans		1,650			3,508

Net loans (tax equivalent) (2)	2,015,742	83,211	5.51	1,896,679	85,807	6.05

Total interest-earning assets (2)	2,595,676	101,303	5.21	2,447,595	105,326	5.75

Allowance for loan losses	(36,093)			(35,353)
NON-EARNING ASSETS:
Cash and due from banks	58,735			59,417
Accrued interest and other assets	89,648			98,168

TOTAL ASSETS	$2,707,966			$2,569,827

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$564,900	2,997	0.71	$563,707	3,653	0.87
Savings deposits	90,789	213	0.31	91,023	273	0.40
Time deposits	1,025,173	16,999	2.21	939,685	18,175	2.59

Total interest-bearing deposits	1,680,862	20,209	1.61	1,594,415	22,101	1.85

Short-term borrowings	223,177	1,541	0.92	224,675	1,695	1.01
Notes payable and FHLB advances	97,033	3,269	4.43	114,342	3,472	4.00
Junior subordinated debentures	62,353	4,398	9.40	45,000	3,763	11.15

Total interest-bearing liabilities	2,063,425	29,417	1.90	1,978,432	31,031	2.10

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	434,492			382,542
Accrued interest and other liabilities	41,907			37,751

Total noninterest-bearing liabilities	476,399			420,293

STOCKHOLDERS’ EQUITY	168,142			171,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,707,966			$2,569,827

Net interest income (tax equivalent) (2)		$71,886			$74,295

Net interest spread (tax equivalent) (2) (4)			3.31%			3.65%

Net interest margin (tax equivalent) (2) (5)			3.70%			4.06%

(1)	Investment securities average balances are based on amortized cost.

(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service charges	$2,736	$3,129	$8,367	$9,412
Trust and investment management fees	1,322	1,319	3,893	3,502
Gain on sale of investment securities, net	345	—	345	—
Other noninterest income:
Standby letter of credit fees	115	237	441	522
Non-customer ATM fees	106	151	358	465
Mortgage banking operations	(111)	(390)	(85)	(408)
Gain (loss) on assets in employee deferred compensation plan	(20)	93	120	270
Loss from equity/partnership investments	—	(29)	(227)	(172)
Income from unconsolidated subsidiaries	48	—	118	—
Gain from sale of credit card portfolio	—	—	—	140
Other	84	80	274	371

Total noninterest income	$4,625	$4,590	$13,604	$14,102

Our noninterest income was $4.6 million during both the third quarter of 2004 and 2003. Between the two quarters, a decline in service charge revenue was largely offset by $345,000 of gains on the sale of available-for-sale investment securities. During the year-to-date period, noninterest income was $13.6 million during 2004 as compared to $14.1 million during the same nine month period in 2003, a decrease of $498,000, or 3.5%. Lower service charge revenue of $1.0 million was partly offset by an increase in trust and investment management fees and the gain on the sale of investment securities.

Service charges, principally on deposit accounts, were $2.7 million during the third quarter of 2004 compared to $3.1 million during the same quarter of 2003, a decrease of $393,000, or 12.6%. Service charges were $8.4 million during the first nine months of 2004, a $1.0 million, or 11.1%, decrease as compared to the $9.4 million of service charges during the same period in 2003. The decrease was mainly caused by lower commercial service charge income as a result of reduced activity fees.

Trust and investment management fees were $1.3 million during both the third quarter of 2004 and 2003. In the year-to-date comparison, trust and investment management fees increased $391,000, or 11.2%, to $3.9 million in 2004 compared to $3.5 million in 2003. An increase in corporate and exchange trust services produced most of the increase in fees.

During the third quarter of 2004, we recorded a $345,000 gain on the sale of $53.3 million of available for sale investment securities. We sold $49.8 million of U.S. Government Agency securities with short remaining maturities and reinvested the proceeds in higher yield, longer-term securities. In addition, we sold 26 low-balance mortgage-backed securities totaling

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

$3.5 million to enhance the operational efficiency of our investment portfolio. No sales of investment securities occurred in 2003.

Other noninterest income includes fees received from the issuance of standby letters of credits, fees for non-customer usage of our automated teller machines, revenues (losses) from mortgage banking operations, gains (losses) from equity or partnership investments, gains (losses) from earnings in assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. The losses from mortgage banking operations primarily relate to payments under indemnification agreements on loans sold in prior years. Under our deferred compensation plan, employees are allowed to direct the investment of their share of plan assets into several mutual funds; however, we still maintain ownership of the assets. Any change in the fair value of plan assets results in a corresponding change in our obligation to these employees. We record a gain (loss) for changes in the fair value of the assets and additional compensation expense (reduction in expense) for the change in our obligation to the participants. Therefore, there is no impact on consolidated net income from the change in the fair value of the plan assets. In 2003, we recorded a $140,000 gain related to the sale of our credit card portfolio.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Salaries and employee benefits	$8,834	$10,205	$29,159	$31,642
Occupancy of premises	1,817	1,912	5,678	5,268
Furniture and equipment	943	895	2,997	2,467
Holding company legal fees, net	152	161	552	(1,179)
Bank legal fees, net	271	408	874	1,471
Advertising and public relations	104	484	1,271	2,566
Corporate insurance	631	782	1,903	2,343
Computer processing	517	494	1,429	1,507
Consulting	67	324	322	747
Other real estate and repossessed asset	54	(47)	206	89
Other noninterest expense	2,920	3,387	9,118	9,757

Total noninterest expense	$16,310	$19,005	$53,509	$56,678

Noninterest expense declined in both the quarterly and year-to-date comparisons. Non-interest expense was $16.3 million during the third quarter of 2004 compared to $19.0 million during the same quarter in 2003, a decrease of $2.7 million or 14.2%. Lower salaries and benefits and advertising costs primarily produced the decline in expense. During the first nine months of 2004, noninterest expense was $53.5 million compared to $56.7 million during the year-to-date 2003 period, a decrease of $3.2 million, or 5.6%. As with the quarterly comparison, lower salaries and benefits and advertising costs primarily produced the decrease. In addition,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

noninterest expense during 2003 benefited from a $2.1 million non-recurring legal fee reimbursement received during the first quarter of 2003.

Salaries and employee benefits expense decreased $1.4 million, or 13.4% to $8.8 million during the third quarter of 2004 compared to $10.2 million during the same quarter a year ago. As part of our expense management initiatives to reduce our operating expenses, we have reduced our work force and eliminated positions throughout our organization. During 2004, we eliminated positions representing approximately $3.0 million in annual salary and incentives. The decline in salaries and employee benefits was primarily a result of lower base salary expense of $740,000 and a $482,000 decline in employee benefits, including expenses related to the employee medical plans and employee benefits plans, such as the 401(k) and profit sharing plans. On a year-to-date basis, salaries and benefits decreased by $2.5 million or 7.8%. Base salary expense declined $1.1 million during the first nine months of 2004 as compared to the same period in 2003. This decrease was partly offset by a $683,000 increase in severance between the two year-to-date periods, and annual merit salary increases averaging three percent granted at the end of the first quarter. Severance during the first nine months of 2004 was $1.1 million compared to $405,000 during the same period in 2003. In addition, incentives and employee benefit expenses declined $460,000 and $493,000 respectively. In addition to severance costs, we also incurred outplacement costs, recorded in other noninterest expense, of approximately $176,000 during the first nine months of 2004. At September 30, 2004, we had 430 full time equivalent employees compared to 495 at the end of September 2003.

Occupancy expense was $1.8 million during the third quarter of 2004 compared to $1.9 million during the same quarter a year ago. Lower depreciation on buildings, leasehold improvement amortization, and repair and maintenance expense, partly offset by an increase in rent expense, combined to produce the lower occupancy costs. The lower depreciation on buildings was primarily due to the sale, in June of 2004, of our Burbank facility and lower amortization of leasehold improvements caused by the abandonment of our administrative offices at our Wheeling facility in December 2003. In connection with the Burbank sale, we leased back approximately one-half of the building to maintain a banking center and some administrative offices. On a year-to-date basis, occupancy of premises was $5.7 million during the first nine months of 2004 compared to $5.3 million during the same period in 2003, an increase of $410,000 or 7.8%. The increase in rent expense was primarily due to our corporate center consolidation, completed during the fourth quarter of 2003, and rent payments on the Burbank facility beginning in the third quarter of 2004. This increase in expense was partly offset by lower building depreciation, leasehold improvement amortization, and repair and maintenance expense.

Occupancy expense in the future will be impacted by our efforts to reduce the space at the facilities we vacated and by our opening or closing of other banking centers. In June 2004, we completed the sale of our Burbank facility and agreed to lease back approximately one-half of the space for a banking center and administrative offices. Upon sale, we realized a gain of approximately $245,000 that was deferred and is being amortized over the 10 year life of the lease. We expect to complete the sale of our Ashland facility in late 2004 or early 2005 and construct a new, smaller facility on that site by late 2005. We are also continuing to evaluate and

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

negotiate alternatives regarding our Wheeling facility. In order to avoid the uncertainty associated with leasing our excess space at the Wheeling facility, we are pursuing a transaction to exit our lease obligation, which would result in an additional charge to earnings if consummated. We also have agreed to sell our Broadview banking center land and building at its net book value, and expect to complete this sale in early 2005. In June 2004, we opened a 2,500 square foot facility in Itasca, Illinois, a northwest suburb of Chicago. We are currently negotiating a lease for a 2,800 square foot banking facility in the southern suburbs of Chicago. See the section captioned “Financial Condition—Non-earning Assets” for additional details.

The expense for furniture and equipment was $943,000 during the third quarter of 2004, compared to $895,000 in the same quarter in 2003, an increase of $48,000 or 5.4%. During the first nine months of 2004, furniture and equipment expense was $3.0 million, a $530,000, or 21.5%, increase as compared to the $2.5 million of expense in the same period in 2003. Depreciation expense relating to new furniture and equipment at our corporate center increased furniture and equipment expense in the both the quarterly and year-to-date periods.

Holding company legal fees were $152,000 during the third quarter of 2004 compared to $161,000 in the third quarter of 2003. On a year-to-date basis, holding company legal fees were $552,000 during 2004 compared to a net reimbursement of $1.2 million during the year-to-date 2003 period. We received a $2.1 million nonrecurring reimbursement of legal fees during the first quarter of 2003 associated with costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. We do not expect to receive any further reimbursements of holding company legal fees related to this litigation. Currently, holding company legal fees are for costs for general corporate matters, including securities law compliance and other costs associated with being a publicly traded company.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Bank legal fees were $271,000 during the third quarter of 2004 compared to $408,000 during the third quarter of 2003. On a year-to-date basis, Bank legal fees were $874,000 during 2004 compared to $1.5 million during the same period last year. The majority of the decline in legal fees in 2004 was in our special assets loan work out area. Not only did the amount we incurred decrease, we were also able to obtain more in reimbursements from these borrowers than in the prior year period.

Advertising and public relations expense declined significantly during the third quarter of 2004, as compared to the same period last year, due to a planned reduction in advertising. Advertising and public relations expense was $104,000 during the third quarter of 2004 compared to $484,000 during the third quarter of 2003. Similarly, on a year-to-date basis, advertising and public relations expense was $1.3 million during 2004 compared to $2.6 million in the same nine month period in 2003, a decrease of $1.3 million. In early 2003, we undertook a new media campaign to increase the Bank’s visibility in the business community. This campaign included television commercials and print advertising and significantly increased advertising expense during the first half of 2003. We reduced planned advertising activities in late 2003 and into 2004. In addition, during the second quarter of 2004, we decided to discontinue our television advertising campaign and we wrote-off the $398,000 of remaining

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

capitalized production costs of the television commercials. We had been amortizing these production costs over a three year period.

Corporate insurance premiums declined during both the quarterly and year-to-date periods. During the third quarter of 2004 corporate insurance expense decreased $151,000, or 19.3% to $631,000, while during the first nine months of 2004, the expense was $1.9 million, or $440,000, (18.8%), less than during the same nine month period in 2003. An adjustment in our Directors and Officers insurance coverage produced the decrease in expense.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.0 million during the third quarter of 2004 compared to $3.6 million during the same period in 2003, a decrease of $530,000. On a year-to-date basis, other noninterest expense was $9.6 million in 2004 compared to $10.3 million during 2003, a decrease of $667,000. In both the quarterly and year-to-date periods, the decline in other noninterest expense was primarily due to a $500,000 charge recorded in the third quarter of 2003 related to interest receivable carried in connection with our indirect manufactured housing loan portfolio.

Income Taxes

We recorded income tax expense of $3.1 million during the third quarter of 2004 compared to $2.0 million during the third quarter of 2003. The effective income tax rate was 31.0% during the third quarter of 2004 and 26.5% during the third quarter of 2003. Higher pre-tax income primarily caused higher income tax expense during the current quarter. In addition, both quarters included the recognition of income tax benefits relating to expenses deducted on prior years’ tax returns for which the statute of limitations has expired. The amount of the tax benefits recognized was $600,000 in 2004 and $750,000 in 2003.

Income tax expense was $7.5 million during the first nine months of 2004 compared to $7.8 million during the same period in 2003. The lower level of pre-tax income primarily produced the decrease in expense between the two year-to-date periods. The effective income tax rate was 32.9% during 2004 compared to 32.5% during the same year-to-date period in 2003.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Our total assets increased $228.9 million, or 8.8%, to $2.83 billion at September 30, 2004 compared to $2.60 billion at December 31, 2003. The asset growth consisted of a $159.8 million increase in loans and a $65.6 million increase in investment securities. Total deposits increased by $235.7 million to $2.25 billion at September 30, 2004 compared to $2.01 billion at December 31, 2003. Total stockholders’ equity at September 30, 2004 was $149.1 million compared to $176.5 million at December 31, 2003. The decline in total stockholders’ equity was due, in part, to the redemption of the Series A preferred stock in July 2004. Common stockholders’ equity, which excludes the $38.25 million of preferred stock, increased by $10.8 million during the first nine months of 2004.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $91.4 million at September 30, 2004 compared to $88.5 million at December 31, 2003. Cash equivalents consist of short-term, interest-bearing investments and federal funds sold.

Interest-Earning Assets

Total investment securities increased $65.6 million to $553.9 million at September 30, 2004, compared to $488.3 million at December 31, 2003. During the first nine months of 2004, we purchased $175.7 million of investment securities, including $98.3 million of mortgage-related securities and $77.4 million of U.S. Government Agency securities. These purchases were partly offset by $51.9 million in maturities and principal repayments received during the year. In addition, we sold $49.8 million of U.S. Government Agency securities with short remaining maturities and 26 low-balance mortgage-backed securities totaling $3.5 million. Other comprehensive income (loss) for the first nine months of 2004 reflected a $2.6 million, net of tax, decline in the fair value of the securities. At September 30, 2004, there are no investment securities that have been in a continuous unrealized loss position for 12 or more months. The decline in the fair value of the securities was due to changes in market interest rates. Further increases in interest rates in the future could result in higher levels of unrealized losses on available-for-sale investment securities.

Period-end total loans increased $159.8 million, or 8.1%, to $2.12 billion at September 30, 2004 compared to $1.96 billion at December 31, 2003. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $223.5 million, or 14.0%, during the first nine months of 2004. Higher real estate construction loans of $129.6 million and commercial real estate secured loans of $80.5 million accounted for most of the increase in commercial loan balances. As expected, based on certain actions we took, our consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans continue to decrease. During the first nine months of 2004, total consumer-oriented loans decreased $63.4 million to $301.0 million at September 30, 2004. Consumer-oriented loans as a percentage of total loans declined to 14% at September 30, 2004 from 19% at year-end 2003. In the fourth quarter of 2004, we signed an agreement to sell our Broadview banking facility as well as the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

specific consumer loans originated at that facility. The loans totaled approximately $5 million at September 30, 2004 and will be sold for the outstanding principal value plus accrued interest at the date of closing. The sale is subject to regulatory approval and is expected to be closed in the first quarter of 2005.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2004	Dec. 31, 2003
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,146	$4,728
Nonaccrual loans	18,596	18,056

Total nonperforming loans	22,742	22,784
Other real estate owned	1,552	141
Other repossessed assets	11	23

Total nonperforming assets	$24,305	$22,948

Nonperforming loans to total loans	1.07%	1.16%
Nonperforming assets to total loans plus repossessed property	1.14%	1.17%
Nonperforming assets to total assets	0.86%	0.88%
Restructured loans not included in nonperforming assets	$—	$130
Impaired loans	$24,558	$24,347

The level of nonperforming loans was $22.7 million at September 30, 2004 and $22.8 million at December 31, 2003. In addition, the ratio of nonperforming loans as a percentage of total loans was 1.07% and 1.16% at September 30, 2004 and December 31, 2003, respectively. Total nonperforming assets were $24.3 million at September 30, 2004 compared to $22.9 million at December 31, 2003. Higher real estate owned assets at September 30, 2004 produced the increase. Other real estate owned is carried at its estimated fair value less cost of disposal.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $24.6 million at September 30, 2004 compared to $24.3 million at year-end 2003. Two commercial loans totaling $18.4 million considered impaired at the end of July 2004 remain current and accruing and are not considered impaired at September 30, 2004.

Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans. Not included in the impaired loan amount are $14.6 million of loans to consumers secured by manufactured homes that we continue to monitor closely.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Average total loans	$2,059,005	$1,898,504	$2,015,742	$1,896,679

Total loans at end of period	$2,121,841	$1,890,783	$2,121,841	$1,890,783

Allowance for loan losses:
Allowance at beginning of period	$36,929	$36,157	$34,356	$34,073
Total charge-offs	(1,769)	(4,740)	(5,714)	(6,882)
Total recoveries	294	385	1,312	778

Net charge-offs	(1,475)	(4,355)	(4,402)	(6,104)
Provision for loan losses	2,750	2,700	8,250	6,533

Allowance at end of period	$38,204	$34,502	$38,204	$34,502

Annualized net charge-offs to average total loans	0.29%	0.92%	0.29%	0.43%
Allowance to total loans at end of period	1.80%	1.82%	1.80%	1.82%
Allowance to nonperforming loans	167.99%	179.43%	167.99%	179.43%

Net charge-offs during the third quarter of 2004 were $1.5 million, or an annualized 0.29% of average loans. In comparison, net charge-offs during the third quarter of 2003 were $4.4 million representing an annualized 0.92% of average loans. For the first nine months of 2004, net charge-offs were $4.4 million, or 0.29% of average loans, compared to $6.1 million, or 0.43% of average loans, during the same nine month period in 2003. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Our allowance for loan losses increased to $38.2 million at September 30, 2004, or 1.80% of end-of-period loan balances and 167.99% of nonperforming loans. At December 31, 2003, the allowance for loan losses was $34.4 million, which represented 1.75% of end-of-period loan balances and 150.79% of nonperforming loans. At September 30, 2003, the allowance for loan losses was $34.5 million, which represented 1.82% of end-of-period loan balances and 179.43% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.75 million during the third quarter of 2004, or $50,000 higher than the provision of $2.70 million during the same quarter in 2003. In addition, the provision for loan losses was $8.3 million during the first nine months of 2004 compared to $6.5 million during the same nine-month period in 2003, and increase of $1.7 million. The increase in the provision in 2004 was primarily attributable to loan growth. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and Credit Administration function. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $17.2 million at September 30, 2004 compared to $20.5 million at December 31, 2003. Depreciation expense during the first nine months of 2004 and the sale of our Burbank facility during the second quarter, which had a net book value of $1.8 million, combined to produce the decrease. Upon sale of the Burbank facility, we agreed to lease back space on the ground and fourth floors for the banking facility and operating departments still at that location. The gain of $245,000 realized upon sale will be deferred and amortized over the 10 year life of the lease.

We expect to complete the sale of our Ashland facility during late 2004 or early 2005. We reached an agreement to sell this facility in December of 2002, and, in connection with this sale, we recorded a $386,000 loss in 2002 and additional selling expenses of $250,000 and $59,000 in 2003 and 2004, respectively. We have already moved the existing banking center from this location to a temporary nearby storefront location. We expect a newly constructed banking center to be built on a portion of the former site by late 2005.

During the fourth quarter of 2003, we recorded a $3.5 million charge related to our abandonment of a portion of our leased Wheeling facility. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2,559,000 charge for the liability related to the operating lease. The charge for the lease abandonment liability was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property. The

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

charge represents the estimated liability for the lease payments that we will incur for the remaining term of the lease for which we will receive no economic benefit other than through subleasing. During the first nine months of 2004, we reduced this liability by $266,000 to $2.3 million as we made rent payments. We are continuing to evaluate and negotiate alternatives for our Wheeling facility. In order to avoid the uncertainty associated with leasing our excess space at the Wheeling facility, we are pursuing a transaction to exit our lease obligation, which would result in an additional charge to earnings if consummated. However, we also expect that our occupancy of premises expense would decrease in the future if this transaction was consummated.

In June 2004, we opened a 2,500 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. The facility is leased under an operating lease with a three year term. We have signed a letter of intent to lease approximately 2,800 square feet for a banking center located in the southern suburbs of Chicago. We are currently negotiating the final lease and expect to begin construction on the facility during the fourth quarter. In addition, we have entered into an agreement to sell our Broadview banking center land and building at its net book value. We expect to complete this sale in early 2005.

Funding Liabilities

During the first nine months of 2004, total deposits increased by $235.7 million, or 11.7%, to $2.25 billion at September 30, 2004, as compared to $2.01 billion at December 31, 2003. During the first nine months of 2004, our interest-bearing deposit accounts increased by $200.6 million, while our noninterest-bearing deposit accounts increased by $35.1 million. The increase in interest earning deposit accounts was primarily a result of increased time deposits, which increased $183.7 million, or 20.1%, to $1.10 billion at September 30, 2004. Brokered certificates of deposit balances increased $120.0 million to $405.7 million at September 30, 2004 from $285.7 million at December 31, 2003, while out-of-local-market certificates of deposit increased by $25.1 million to $101.6 million at September 30, 2004, as compared to $76.5 million at year-end 2003. Also, certificates of deposits from our customers increased $30.0 million during the first nine months of 2004 to $528.2 million. In addition to the increase in time deposits, our money market account balances increased $32.6 million during the first nine months of 2004, to $458.1 million at September 30, 2004.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$434,492	20.5%	—%	$382,542	19.4%	—%
Interest-bearing demand deposits	564,900	26.7	0.71	563,707	28.5	0.87
Savings deposits	90,789	4.3	0.31	91,023	4.6	0.40
Time deposits:
Certificates of deposit	508,412	24.1	2.34	472,553	23.9	2.65
Out-of-local-market certificates of deposit	91,758	4.3	2.58	96,574	4.9	3.05
Brokered certificates of deposit	357,899	16.9	2.08	297,397	15.0	2.57
Public Funds	67,104	3.2	1.47	73,161	3.7	1.59

Total time deposits	1,025,173	48.5	2.21	939,685	47.5	2.59

Total deposits	$2,115,354	100.0%		$1,976,957	100.0%

In the fourth quarter of 2004, we signed an agreement to sell our Broadview banking facility as well as the specific customer accounts opened and regularly transacting business at that facility. The aggregate deposits for the accounts identified totaled approximately $20 million at September 30, 2004. The sale is subject to regulatory approval and is expected to be finalized in the first quarter of 2005. The purchase price includes a premium based on actual amount of deposits transferred at the closing date.

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings decreased $12.2 million to $206.9 million at September 30, 2004 as compared to $219.1 million at December 31, 2003. During the first nine months of 2004, federal funds purchased decreased by $15.3 million and our U.S. Treasury tax and loan note decreased by $8.5 million. These decreases were partly offset by an $11.6 million increase in securities sold under agreements to repurchase.

FHLB advances totaled $85.0 million at September 30, 2004 compared to $100.0 million at December 31, 2003. A maturity of a FHLB advance caused borrowings from the FHLB to decline $15.0 million. FHLB advances totaling $75 million are callable at the option of the FHLB. Retirement prior to final maturity by us is subject to prepayment penalties.

At both September 30, 2004 and December 31, 2003, we had aggregate borrowings of $10.5 million outstanding under a $10.0 million subordinated debt agreement and $500,000 term loan. We have an $11.5 million revolving credit facility that has not yet been drawn upon.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 2004, we issued additional junior subordinated debentures of $41.2 million to TAYC Capital Trust II, our wholly owned subsidiary. TAYC Capital Trust II was formed for the purpose of issuing $40.0 million of trust preferred securities. The junior subordinated debentures have a floating interest rate of the three-month LIBOR rate plus 2.68%. The interest rate adjusts quarterly on the 17th and was 4.57% on September 30, 2004. Proceeds from the issuance of the junior subordinated debentures were used to redeem our Series A 9% noncumulative perpetual preferred stock. This series of preferred stock was redeemed on July 16, 2004, at its stated liquidation value of $38.25 million, plus $153,000 of accrued dividends.

At September 30, 2004, we also had $46.4 million outstanding from the junior subordinated debentures issued TAYC Capital Trust I, our wholly-owned subsidiary formed in October 2002 for the purpose of issuing $45.0 million of trust preferred securities. The junior subordinated debentures have a fixed interest rate of 9.75%. Currently, neither TAYC Capital Trust I or TAYC Capital Trust II are consolidated for financial reporting purposes. Prior to January 1, 2004, TAYC Capital Trust I was consolidated. See the section captioned “New Accounting Pronouncements” for additional details.

CAPITAL RESOURCES

At both September 30, 2004 and December 31, 2003, both the holding company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. During the first nine months of 2004, the Bank’s capital ratios declined as the growth in average and risk-weighted assets outpaced capital growth from retained earnings.

At the holding company level, an increase in average and risk-weighed assets and a change in the composition of regulatory capital combine to produce the lower ratios. In the third quarter of 2004, we redeemed the $38.25 million of Series A noncumulative perpetual preferred stock, all of which was classified as Tier I capital. This regulatory capital component was replaced with the issuance of $40.0 million of trust preferred securities by TAYC Capital Trust II on June 16, 2004. A portion of the trust preferred securities is classified as Tier I capital and the remainder is considered Tier II. As a result, the redemption of the preferred stock and the issuance of the trust preferred securities caused a decline in Tier I capital, but an increase in total capital (Tier I and Tier II). The Tier I capital to risk weighed asset ratio declined from 8.73% at December 31, 2003 to 6.97% at September 30, 2004, while the leverage ratio of Tier I capital to average assets declined from 7.64% at year-end 2003 to 6.21% at September 30, 2004. The decline in these ratios was due to a $23.5 million decrease in Tier I capital and higher average and risk-weighted assets. The ratio of total capital to risk weighted assets also decreased by 34 basis points from year-end 2003 to 10.10% at September 30, 2004 largely due to the increase in risk-weighted assets, partly offset by a $15.1 million increase in total capital.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of September 30, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$246,477	10.10%	>$	195,215	>8.00%	>$	244,018	>10.00%
Cole Taylor Bank	253,034	10.37		>195,113	>8.00		>243,891	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	170,013	6.97		>97,607	>4.00		>146,411	>6.00
Cole Taylor Bank	222,452	9.12		>97,556	>4.00		>146,335	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	170,013	6.21		>109,497	>4.00		>136,872	>5.00
Cole Taylor Bank	222,452	8.14		>109,324	>4.00		>136,655	>5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$	177,300	>8.00%	>$	221,625	>10.00%
Cole Taylor Bank	237,702	10.75		>176,823	>8.00		>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73		>88,650	>4.00		>132,975	>6.00
Cole Taylor Bank	209,990	9.50		>88,411	>4.00		>132,617	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64		>101,357	>4.00		>126,697	>5.00
Cole Taylor Bank	209,990	8.31		>101,130	>4.00		>126,413	>5.00

During the first nine months of 2004, we declared common stock dividends of $0.18 per share, totaling $1.7 million. During 2004, we also declared preferred stock dividends of $1.225 per share, totaling $1.9 million. We redeemed the Series A preferred stock on July 16, 2004, and in the future, we expect to pay dividends only on our outstanding common stock. During the first nine months of 2003, we declared preferred stock dividends of $1.6875 per share, totaling $2.6 million, and common stock dividends of $0.18 per share, totaling $1.7 million.

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

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of September 30, 2004, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $48.5 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY

From December 31, 2003 to September 30, 2004, our cash and cash equivalent balances increased $2.9 million to $91.4 million. During the first nine months of 2004, we primarily used deposits to fund loan growth and the expansion of the investment portfolio. Significant sources of funds included a $237.5 million net increase in deposits, $53.3 million of sales of available-for-sale investment securities, and $51.9 million of repayments and maturities in investment securities. The increase in deposits was produced by higher time deposit balances of $183.7 million, in particular, brokered and out-of-local-market certificates of deposits increased by $120.0 million and $25.1 million, respectively during the first nine months of 2004. In addition, noninterest bearing deposits also increased $35.1 million from year-end 2003. Uses of funds included the purchase of $175.7 million of investment securities, a net increase in loans of $163.5 million, and a $15.0 million maturity of a FHLB advance.

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

In addition to the issuance of the junior subordinated debentures, the holding company received dividends from the Bank of $8.0 million during the first nine months of 2004. The Bank did not pay any dividends to the holding company during 2003 because we maintained sufficient liquidity from the proceeds of our concurrent offering in 2002 of common and trust preferred securities. The holding company used liquidity to pay $3.6 million of common and preferred stock dividends during the nine month period ended September 30, 2004.

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

At September 30, 2004, we had $863.0 million of undrawn commitments to extend credit and $112.7 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2004, our only derivative financial instruments were interest-rate exchange contracts. We maintain interest rate exchange contracts with notional amounts of $155.0 million to hedge the fair values of certain brokered certificates of deposit and of $50 million to hedge the variability of cash flows of prime-based commercial loans. Under the contracts to hedge the fair value of brokered certificates of deposit, we receive a fixed interest rate equal to the rate paid on the brokered certificates of deposit and pay a floating interest rate based upon LIBOR. During the first nine months of 2004, a notional amount of $25.0 million relating to the hedged brokered certificates of deposit were called by the counter party and we called the related brokered certificates of deposit. We entered into a total additional notional amount of $130.0 million to hedge additions to brokered certificates of deposit in 2004. Under the contract to hedge the variability in cash flows from prime-based commercial loans, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate based on a notional amount of $50 million. This cash flow hedge is expected to be highly effective, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate.

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

Our net interest margin increased in the third quarter of 2004 in response to the 75 basis point increase in our prime rate. Our loan interest income increased as our $1.1 billion in prime-indexed, floating-rate commercial loans adjusted to higher yields. Critical factors affecting our net interest margin in future periods will be our pricing strategy on deposit products and whether the current yield curve remains unchanged. Our modeling of the September 30, 2004 balance sheet using the market interest rates in effect on September 30, 2004, indicated increased pressure on the margin in future periods as many of our interest-bearing liabilities continue to re-price to current rates as they mature.

Our simulation modeling of a continued rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $3.8 million, or 3.68%, higher than the net interest income in the rates unchanged scenario at September 30, 2004. Conversely, at September 30, 2004, net interest income at risk for year one in a 100 basis points falling rate scenario was calculated at $4.3 million, or 4.18%, lower than the net interest income in the rates unchanged scenario. These exposures were within the Bank’s policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at September 30, 2004 was generally consistent with our exposure at December 31, 2003. In the December 31, 2003 modeling, we used a 200 basis point rising and a 50 basis point falling rate scenarios.

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

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At September 30, 2004		At December 31, 2003
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,817	3.68%	$3,280	3.39%
- 50 basis points over one year	—	—	(2,225)	(2.30%)
- 100 basis points over one year	(4,342)	(4.18%)	—	—

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

Before January 1, 2004, we consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures.” The cash distributions on the trust preferred securities of TAYC Capital Trust I were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, we deconsolidated TAYC Capital Trust I. In addition, we do not consolidate TAYC Capital Trust II, our wholly owned subsidiary formed in June 2004 for the purpose of issuing $40.0 million of trust preferred securities. We now report a liability for the total balance of the junior subordinated debentures from the Trusts, which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. Our equity investments in the Trusts are reported in other assets on the Consolidated Balance Sheet at September 30, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

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

	2004 Quarter Ended			2003 Quarter Ended				2002 Quarter Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(in thousands, except per share amounts)
Interest income	$34,972	$32,869	$32,510	$32,648	$34,576	$34,873	$34,787	$35,942
Interest expense	10,633	9,376	9,408	9,123	9,856	10,567	10,608	10,957

Net interest income	24,339	23,493	23,102	23,525	24,720	24,306	24,179	24,985
Provision for loan losses	2,750	2,750	2,750	2,700	2,700	1,533	2,300	2,475
Noninterest income	4,280	4,304	4,675	4,939	4,590	4,977	4,535	4,526
Securities gains, net	345	—	—	—	—	—	—	—
Noninterest expense	16,310	18,416	18,783	22,545	19,005	19,223	18,450	21,022

Income before income taxes	9,904	6,631	6,244	3,219	7,605	8,527	7,964	6,014
Income taxes	3,072	2,324	2,108	728	2,013	2,988	2,839	2,099

Net income	$6,832	$4,307	$4,136	$2,491	$5,592	$5,539	$5,125	$3,915

Earnings per share:
Basic	$0.72	$0.35	$0.35	$0.17	$0.50	$0.50	$0.45	$0.35
Diluted	0.71	0.34	0.34	0.17	0.50	0.49	0.45	0.35

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if historically low interest rates continue or if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb potential losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the potential impact on the holding company’s regulatory capital as a result of final standards on the inclusion of trust preferred securities ; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; the risks associated with our reliance on third party professionals who provide certain financial services to our customers; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

We have filed the following exhibits with this quarterly report:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Amended and Restated By-laws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Certificate representing the Series A 9% Noncumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 4.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.3	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.12	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Exhibit

4.16	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.17	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.18	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 5, 2004

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)