Form 10-K
period 2004-12-31
TAYLOR CAPITAL GROUP INC
filed 2005-03-10
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Guarantee With Respect Thereto

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☒    No  ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $126,707,406 and is based upon the last sales price as quoted on the Nasdaq National Market on March 2, 2005.

At March 2, 2005, there were 9,659,549 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 1. Business

Overview

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of products and services to both commercial and consumer customers primarily in the Chicago metropolitan area. At December 31, 2004, we had assets of approximately $2.9 billion, deposits of approximately $2.3 billion, and stockholders’ equity of $155.3 million.

Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family. Taylor Capital Group, Inc. was formed in 1996 in connection with the split-off of the Bank from Cole Taylor Financial Group, Inc. (later renamed Reliance Acceptance Group, Inc.).

We also own all of the stock of TAYC Capital Trust I and TAYC Capital Trust II. Both Trusts are Delaware statutory trusts that we formed solely to issue trust preferred securities. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

Our Products and Services

Our primary business is commercial banking. As of December 31, 2004, approximately 87% of our loan portfolio was comprised of commercial loans. We also offer wealth management, community banking and certain trust products and services.

Business Banking

Our commercial banking business is comprised of commercial lending and real estate construction and investment lending activities. Our targeted commercial customers are middle-market and small companies. Our commercial lending activities consist of providing loans for the following customer needs: working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. Additionally, we offer asset-based credit facilities, including, in some cases, where strong asset values and financial controls support businesses with otherwise minimally acceptable operating performance or experience. We offer products and services to a wide variety of commercial customers involved with manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our real estate lending activities consist of providing loans to professional home builders, condominium and commercial real estate developers and investors. Our real estate development customers seek acquisition, development and construction loans and standby letters of credit for terms generally from 18 to 36 months. The majority of our development and construction lending is for residential home development, primarily in the suburban communities of Chicago. Our real estate investment customers seek term financing on selected income producing properties, including multi-family, retail, office and industrial properties.

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

Community Banking

We also provide services and offer banking products to community-based customers located near our banking centers. These customers, typically individuals and municipalities, seek credit and deposit products from a convenient, reliable and stable institution with reasonably competitive products and automated delivery channels such as automated teller machines, telephone and internet banking. Our community banking products include checking, savings and money market accounts, certificates of deposit, personal lines of credit and vehicle loans. We provide portfolio management expertise, offering stocks, bonds, mutual funds, annuities and insurance products through a third party broker-dealer with representatives located in our banking centers.

Residential Real Estate Lending

Residential mortgages and home equity lending are primarily offered through our wealth management services. As of December 31, 2004, we held $65 million of mortgage loans and $207 million of home equity loans. We ceased acquiring home equity loans through mortgage brokers at the end of 2002. As of December 31, 2004, we held $66 million of home equity loans and lines of credit sourced through brokers prior to the end of 2002.

Trust Services

Trust services offered by our trust professionals have historically included corporate trust, asset management, land trust and tax-deferred exchange services, as well as fiduciary services for personal and employee benefit trusts. During 2002, we elected to discontinue offering fiduciary services for personal and employee benefit trusts. We have signed a letter of intent to potentially sell our land trust business in 2005.

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

Many of our competitors are significantly larger than us and have access to greater financial and other resources. In addition, many of our non-bank competitors are not subject to the same federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks. As a result, our non-bank competitors may have advantages over us in providing some services.

The Gramm-Leach-Bliley Act, enacted in November 1999, expanded the permissible activities of a bank holding company and eliminated restrictions imposed by the Glass-Steagall Act, in the 1930s, which prevented banking, insurance and securities firms from fully entering each other’s business. It is anticipated that the financial services industry will experience further consolidation and intensified competition. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve. For more information on the Gramm-Leach-Bliley Act, see the section of this annual report captioned “Supervision and Regulation — The Bank — Gramm-Leach-Bliley Act.”

Employees

Together with the Bank, we had approximately 431 full-time equivalent employees as of December 31, 2004. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation

General

As a holding company that owns an Illinois-chartered bank that is a member of the Federal Reserve, our activities are extensively regulated under federal and state law. As a result, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks, the Federal Reserve, the Federal Deposit Insurance Corporation, referred to as the FDIC, the Internal Revenue Service, state taxing authorities and the Securities and Exchange Commission, referred to as the SEC. The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions govern, among other things, our scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and the declaration and payment of dividends, both at the bank and holding company levels. The system of supervision and regulation applicable to financial institutions establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to us. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. During the last decade, the laws governing bank holding companies and financial institutions have changed substantially. Any future changes in applicable laws, regulations or regulatory policies, many of which (if not all) are unpredictable, may have a material effect on our business.

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

The Federal Reserve takes the position that, we must serve as a source of financial strength to the Bank. This support may be expected at times when, absent this Federal Reserve policy, we may not be inclined, or able, to provide it. The failure of a bank holding company to serve as a source of strength to its subsidiary bank will generally be considered an unsafe or unsound banking practice or a violation of regulations, or both by the Federal Reserve. In addition, as discussed below under “Capital Requirements,” the Federal Reserve has broad remedial powers to take various actions when the capital level of an insured institution falls below certain levels.

Importance of Regulatory Relationships. As a regulated financial services firm, our relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our business. The Federal Reserve, SEC, and other domestic regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon our applications or notices to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. In addition, we are subject to examination by various regulators, which result in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our business. These examinations consider not only our compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. An examination downgrade by any of our federal or state bank regulators potentially can result in the imposition of significant limitations on our activities and growth.

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

An eligible bank holding company may elect (with the approval of the Federal Reserve) to become a “financial holding company.” Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

Control of a Bank Holding Company. Federal law also prohibits any person or company from acquiring control of a bank or bank holding company without prior notice to the appropriate federal bank regulator. Control is generally defined as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

Minimum Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. Specifically, the Federal Reserve has adopted risk-based capital adequacy and minimum capital to total assets (leverage ratio) guidelines for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to us, capital is classified into two categories, Tier 1 and Tier 2, which, when combined, comprise total capital.

Effective March 1, 2005, Tier 1 capital for purposes of both the risk-weighted asset tests and the leverage ratio test consists of common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying perpetual preferred stock and trust preferred securities (subject to limitations). In addition, as a general matter, Tier 1 capital excludes goodwill, and subject to various limitations, also excludes certain amounts of mortgage and nonmortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips, all other identifiable intangible assets, deferred tax assets, and a percentage of the organization’s nonfinancial equity investments. The Federal Reserve may also exclude certain other investments in subsidiaries or associated companies as appropriate.

Tier 2 capital, known as supplementary capital, consists of allowances for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus, hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus and unrealized holding gains on equity securities.

The maximum amount of Tier 2 capital that may be included in an organization’s qualifying total capital is limited to 100% of Tier 1 capital, net of the required deductions discussed above.

The Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum ratio of Tier 1 capital (less any intangible capital items) to total assets (less any intangible assets), or leverage ratio, of 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. Also, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the standards discussed above are minimums and that banking organizations generally are expected to operate well above these minimum levels or face supervisory action. Most bank holding companies maintain regulatory capital levels well in excess of these minimum requirements and thereby qualify as “well-capitalized” organizations under Federal Reserve regulations. Under the regulations, well-capitalized bank holding companies must maintain a total risk-based capital ratio of at least 10% and a Tier 1 capital ratio of at least 6%. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2004, we had regulatory capital in excess of the Federal Reserve’s minimum levels. Our ratio of total capital to risk-weighted assets at December 31, 2004 was 10.25%, our ratio of Tier 1 capital to risk-weighted assets was 7.27%, and our Tier 1 leverage ratio was 6.48%. As of December 31, 2004, we were “well-capitalized” pursuant to Federal Reserve regulations.

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

As a bank holding company, we are a legal entity separate and distinct from the Bank. Our principal asset is the outstanding capital stock of the Bank. As a result, we must rely on payments from the Bank to meet our obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or other cash flow requirements. As of December 31, 2004, the holding company was under no special regulatory restrictions that would prohibit it from declaring or paying a dividend.

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

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

Financing Corporation Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund, referred to as the SAIF, has been used to cover interest payments due on the outstanding obligations of the Financing Corporation. The Financing Corporation was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members such as the Bank became subject to assessments to cover the interest payments on outstanding Financing Corporation obligations. These Financing Corporation assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding Financing Corporation obligations in 2019, BIF members, including the Bank, and SAIF members will share the cost of the interest on the Financing Corporation bonds on a pro rata basis. During the year ended December 31, 2004, the Bank paid Financing Corporation assessments totaling approximately $307,000.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Illinois Commissioner of Banks to fund the operations of the Illinois Commissioner of Banks. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the Illinois Commissioner of Banks. During the year ended December 31, 2004, the Bank paid supervisory assessments to the Illinois Commissioner of Banks totaling approximately $231,000.

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

During 2004, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2004, the Bank’s ratio of total capital to risk-weighted assets was 10.57%, its ratio of Tier 1 capital to risk-weighted assets was 9.31%, and its Tier 1 leverage ratio was 8.30%. As such, the Bank as of December 31, 2004 was “well-capitalized” under federal regulations. See Note 16 of Notes to Consolidated Financial Statements.

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan (which must be guaranteed by the institution’s holding company); limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. To be considered well-capitalized under the regulations, a bank must maintain a total risk-based capital ratio in excess of 10%, Tier 1 risk-based capital ratio of 6% or more and a Tier 1 leverage ratio in excess of 5%. As of December 31, 2004, the Bank was well-capitalized pursuant to Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines and had approximately $57.1 million available to be paid as dividends to us as of December 31, 2004. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. As of December 31, 2004, the Bank was under no special regulatory restriction that would prohibit it from declaring or paying a dividend.

Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to restrictions under federal law, including Regulation W, which became effective on April 1, 2003, which limits certain transactions with the holding company, including loans, other extensions of credit, investments or asset purchases. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the holding company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. Reserves must be maintained in the form of vault cash or a non-interest bearing account at the Bank’s Federal Reserve Bank, and therefore reduce the Bank’s level of earning assets. The Bank is in compliance with the foregoing requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 2004, the Bank had $7.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received both stock and cash dividends on its FHLB stock.

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

Recent legislative changes have required the FHLB to change the characteristics and amount of FHLB stock held by its members. It is also anticipated that these changes will restrict the ability of FHLB to redeem their shares of FHLB stock. In addition, the federal agency that regulates the FHLBs has required each FHLB to register its stock with the SEC, which will increase the costs of each FHLB and may have other effects that are not possible to predict at this time.

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

Available Information

Our website is www.taylorcapitalgroup.com. We make available on this website under the caption “Financial Reports”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

Item 2. Properties

In recent periods, we have taken steps to better rationalize the use of our physical space. These steps have included consolidating administrative and operating departments to a corporate center, disposing of owned properties, terminating existing operating leases, and modifying the locations of our banking centers to better fit our customers’ needs.

In October 2003, we moved our principal offices from our facility in Wheeling, Illinois to our new Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease our Corporate Center under an operating lease that commenced on September 10, 2003 and expires on August 31, 2014. We have the option to renew the lease for up to two additional five-year terms, which would extend the lease to August 31, 2024. In connection with this new corporate center consolidation, we abandoned two of the three floors at our leased Wheeling facility, two of the four floors at our owned Burbank facility and all of our Ashland facility. We have taken steps to reduce the space at each of these facilities.

We had recorded a $3.5 million lease abandonment charge during 2003 when we abandoned the second and third floor of our Wheeling location, a 58,310 square feet leased facility. This lease was scheduled to end in March 2010. This charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment and a $2.6 million charge for the liability related to the operating lease. This $2.6 million represented the estimated liability for the lease payments that we would incur for the remaining term of the lease for which we would receive no economic benefit other than through subleasing. During the fourth quarter of 2004, we reached an agreement to terminate the existing operating lease for this facility in exchange for a $3.3 million cash payment plus the transfer of a small parcel of land we owned near the site. In connection with this agreement, we recorded an additional charge of $984,000 in the fourth quarter of 2004 to increase our lease termination liability to $3.3 million, write-off the small parcel of land, and accrue other transaction costs. In February 2005, we closed this transaction and terminated the lease. No additional expense was recorded in the first quarter of 2005 related to this lease termination transaction. Upon termination of our obligation under the existing lease, we signed a new 10 year operating lease for 8,274 square feet on the first floor of the facility for a smaller banking center. This lease is scheduled to run through February 2015, with an optional five-year renewal term that could extend the term to February 2020.

In June 2004, we sold our Burbank facility. Previously, we had owned the 37,500 square foot facility that was used for administrative offices and a banking center. Upon sale of this facility, we agreed to lease-back space on the lower level and the first and fourth floors for the banking center and operating departments still at that location. We had vacated the second and third floors during the corporate center consolidation. The gain of $245,000 realized from the sale was deferred and is being amortized over the ten-year life of the lease.

In December 2004, we also completed the sale of our Ashland banking center. We agreed to sell this property in 2002 and, at that time, recorded a $386,000 loss to reduce the net book value to the estimated net sales price. We retained a portion of the land at the site to build a smaller banking facility and expect that this facility to be operational by late 2005. Until the new facility is complete, we have relocated the customer banking center to the temporary Bishop location. The Bishop customer banking center is a 980 square foot store-front location with a lease that is scheduled to expire in July 2005.

We have also modified the physical profile of our banking center locations by opening two new locations and closing or selling two others. In June 2004, we opened a 2,470 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. The facility is leased under an operating lease with a 39-month term. We also signed a 39-month operating lease for a 2,790 square feet banking center located in Orland Park, Illinois, a southern suburb of Chicago. Construction of the facility is under way and we expect the banking center to be operational by mid-2005. We have the option of extending the lease for two additional five-year terms that could extend the maturity to March 2017.

During the fourth quarter of 2003, we closed our leased Jackson customer banking facility. The lease was scheduled to expire in the first quarter of 2004. On January 27, 2005, we completed the sale of our Broadview banking center. In addition to selling the physical land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the banking center. We will record a $1.6 million gain on the sale of this banking center during the first quarter of 2005.

Of our eleven banking center locations, we own four of the buildings from which the banking center are operated, including Skokie, Yorktown, Old Orchard, and Milwaukee. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling, Burbank, Woodlawn, West Washington, Bishop, Itasca, and Orland Park banking facilities. The current leases for the Woodlawn and West Washington facilities are set to expire in May 2013 and December 2007, respectively.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	108,174
West Washington	111 West Washington, Chicago, Illinois	40,662
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	20,318
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Yorktown	One Yorktown Center, Lombard, Illinois	12,400
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Orland Park	15014 LaGrange Road, Orland Park, Illinois	2,790
Itasca	1250 North Arlington Heights Road, Itasca, Illinois	2,470
Woodlawn	824 E. 63rd Street, Chicago, Illinois	2,100
Bishop	4644 South Bishop Street, Chicago, Illinois	980

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq National Market under the symbol “TAYC”. The high and low sales price of our common stock for the periods indicated is set forth below:

	High	Low
2004
Quarter Ended March 31	$28.75	$23.00
Quarter Ended June 30	25.00	19.97
Quarter Ended September 30	24.46	21.38
Quarter Ended December 31	35.20	23.46

2003
Quarter Ended March 31	$20.85	$17.78
Quarter Ended June 30	25.80	19.55
Quarter Ended September 30	25.12	20.60
Quarter Ended December 31	27.99	23.23

As of March 2, 2005, the closing price of our common stock was $31.41.

As of March 2, 2005, there were 58 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2004 and 2003, the dividends declared on our common stock:

	2004 Dividends Per Share of Common Stock	2003 Dividends Per Share of Common Stock
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06

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

It is our intention to continue to pay cash dividends on the common stock to the extent permitted by our loan agreement, applicable banking regulations and the terms of the trust preferred securities. As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service, and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities. In addition, our loan agreement also limits our ability to pay dividends on our common stock. See the section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, captioned “Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

We did not repurchase any shares of our common stock during the fourth quarter of 2004. We currently do not have any Board of Director authorized share repurchase programs.

In 2004, we did not make any unregistered sales of equity securities.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for five years ended December 31, 2004, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Income Statement Data:
Net interest income	$96,201	$95,730	$101,335	$91,718	$87,322
Provision for loan losses	10,083	9,233	9,900	9,700	7,454

Net interest income after provision for loan losses	86,118	86,497	91,435	82,018	79,868
Noninterest income:
Service charges	10,854	12,336	12,206	11,914	10,346
Trust and investment management fees	5,471	5,051	5,541	6,425	4,654
Gain on sale of investment securities, net	144	—	2,076	2,333	750
Other noninterest income	2,857	2,654	2,156	3,601	3,523

Total noninterest income	19,326	20,041	21,979	24,273	19,273
Noninterest expense:
Salaries and employee benefits	38,951	41,066	43,780	43,207	39,383
Legal fees, net	1,808	943	4,098	2,504	12,053
Goodwill amortization	—	—	—	2,316	2,326
Lease abandonment and termination charges	984	3,534	—	—	—
Litigation settlement charge	—	—	61,900	—	—
Other noninterest expense	29,930	33,680	33,376	31,105	26,821

Total noninterest expense	71,673	79,223	143,154	79,132	80,583

Income (loss) before income taxes	33,771	27,315	(29,740)	27,159	18,558
Income taxes	11,110	8,568	11,675	9,528	9,604

Net income (loss)	22,661	18,747	(41,415)	17,631	8,954
Preferred dividend requirements	(1,875)	(3,443)	(3,442)	(3,443)	(3,443)

Net income (loss) applicable to common stockholders	$20,786	$15,304	$(44,857)	$14,188	$5,511

Common Share Data: (1)
Basic earnings (loss) per share	$2.18	$1.62	$(6.12)	$2.07	$0.80
Diluted earnings (loss) per share	2.16	1.61	(6.12)	2.05	0.79
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share	16.08	14.57	13.87	19.41	17.25
Dividend payout ratio	11.11%	14.91%	(3.92)%	11.61%	30.13%
Weighted average shares – basic earnings per share	9,539,242	9,449,336	7,323,979	6,862,761	6,919,751
Weighted average shares – diluted earnings per share	9,644,515	9,528,785	7,323,979	6,908,070	6,960,494
Shares outstanding – end of year	9,653,549	9,486,724	9,410,660	6,836,028	6,902,289

	Year Ended December 31,
	2004		2003		2002		2001		2000
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$2,888,076		$2,603,656		$2,535,461		$2,390,670		$2,263,323
Investment securities	533,619		488,302		501,606		494,208		510,187
Total loans	2,211,606		1,962,008		1,879,474		1,741,637		1,611,692
Allowance for loan losses	37,484		34,356		34,073		31,118		29,568
Goodwill	23,354		23,354		23,354		23,354		25,671
Total deposits	2,284,037		2,013,084		1,963,749		1,833,689		1,742,830
Short-term borrowings	229,547		219,108		215,360		244,993		249,819
Notes payable and FHLB advances	85,500		110,500		110,500		111,000		77,000
Junior subordinated debentures	87,638		45,000		45,000		—		—
Preferred stock	—		38,250		38,250		38,250		38,250
Common stockholders’ equity	155,261		138,235		130,487		132,666		119,061
Total stockholders’ equity	155,261		176,485		168,737		170,916		157,311
Earnings Performance Data:
Return on average assets	0.83%		0.73%		(1.70)%		0.75%		0.40%
Return on average stockholders’ equity	13.82		10.86		(26.29)		10.62		5.93
Net interest margin (non tax-equivalent) (2)	3.67		3.91		4.37		4.13		4.14
Noninterest income to revenues	12.33		12.85		13.08		12.72		9.84
Efficiency ratio (3)	62.12		68.43		118.08		69.62		76.13
Loans to deposits	96.83		97.46		95.71		94.98		92.48
Average interest earning assets to average interest bearing liabilities	126.03		124.71		124.48		122.48		122.58
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.66	x	1.47	x	0.32	x	1.27	x	1.14	x
Excluding interest on deposits	2.70	x	2.17	x	(1.18	)x	1.97	x	1.49	x
Asset Quality Ratios:
Allowance for loan losses to total loans	1.69%		1.75%		1.81%		1.79%		1.83%
Allowance for loan losses to nonperforming loans (5)	265.98		150.79		186.62		178.84		264.69
Net loan charge-offs to average total loans	0.34		0.47		0.39		0.49		0.27
Nonperforming assets to total loans plus repossessed property (6)	0.64		1.17		1.00		1.03		0.71
Capital Ratios:
Total stockholders’ equity to assets – end of year	5.38%		6.78%		6.66%		7.15%		6.95%
Average stockholders’ equity to average assets	5.99		6.73		6.45		7.09		6.79
Leverage ratio	6.48		7.64		7.21		5.99		5.55
Tier 1 risk-based capital ratio	7.27		8.73		8.82		7.70		7.25
Total risk-based capital ratio	10.25		10.44		10.61		8.96		8.51

COLE TAYLOR BANK:
Net Income	$28,715		$24,042		$25,387		$22,508		$21,797
Return on average assets	1.05%		0.94%		1.04%		0.96%		0.98%
Stockholder’s equity to assets – end of year	8.84		9.16		8.72		8.41		8.35
Leverage ratio	8.30		8.31		7.52		7.37		7.06
Tier 1 risk-based capital ratio	9.31		9.50		9.22		9.46		9.22
Total risk-based capital ratio	10.57		10.75		10.47		10.72		10.47

(1)	All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and cumulative effect of change in accounting principle plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans includes nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets include nonperforming loans, other real estate, and other repossessed assets.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2004 and 2003 and the results of operations for the years ended December 31, 2004, 2003 and 2002. This discussion should be read together with the “Selected Consolidated Financial Data”, our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this annual report. Amounts in prior years’ Annual Reports are reclassified when necessary to conform to the current year’s presentation. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Overview

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial and consumer customers, and currently operate 10 banking facilities throughout the Chicago metropolitan area.

We reported net income applicable to common stockholders for the year ended December 31, 2004 of $20.8 million or $2.16 per diluted common share, compared with $15.3 million or $1.61 per diluted common share for the year ended December 31, 2003. The increased net income applicable to common stockholders was a result of reduced noninterest expense and reduced preferred stock dividends. Noninterest expense declined $7.6 million, or 9.5%, for the year ended December 31, 2004 as compared with 2003. We achieved the reduction in noninterest expense through reduced salary and advertising expense as well as a lower charge relating to our facilities initiatives. We also lowered our cost of capital by redeeming our Series A, 9% preferred stock with the proceeds from junior subordinated debentures in mid-2004. The lower interest rate and the tax deductibility of the interest on the debentures, as compared to the preferred stock dividends, resulted in after-tax savings of approximately $870,000 in 2004.

We reported net income applicable to common stockholders of $15.3 million, or $1.61 per diluted common share, during 2003, compared to a net loss applicable to common stockholders of $44.9 million, or $6.12 per common share, during 2002. Our net loss applicable to common stockholders during 2002 resulted from a charge of $61.9 million in connection with the settlement of litigation associated with the Company’s acquisition of the Bank in 1997. See the section of this discussion and analysis captioned “Litigation and Settlement” for further details of the litigation settlement charge. Without the net $61.9 million litigation settlement charge, the Company would have recorded net income applicable to common stockholders in 2002 of $17.0 million, or $2.32 per diluted common share. Net income applicable to common stockholders in 2003, was $1.7 million less than 2002 net income exclusive of the litigation settlement charge. The lower level of income was primarily a result of decreased net interest income and noninterest income. The decline in diluted earnings per share was also a result of an increase in the number of common shares outstanding. In October 2002, the Company issued 2,587,500 additional shares in an initial public offering.

Management uses certain non-GAAP financial measures and ratios to evaluate the Company’s performance. Specifically, management reviews net income and the related earnings per share amounts excluding the $61.9 million litigation settlement charge during 2002. We believe that excluding the non-recurring litigation settlement charge from both net income and earnings per share presents a more suitable comparison of our period-to-period results because of the extraordinary nature of the litigation that led to the settlement charge and the likelihood that such a significant event will not reoccur. The following table reconciles net income as reported under generally accepted accounting principles, or GAAP, on the Company’s Consolidated Statements of Income to the non-GAAP pro forma net income.

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share data)
Net income (loss) - as stated	$22,661	$18,747	$(41,415)
Add back: Litigation settlement charge	—	—	61,900

Pro forma net income	$22,661	$18,747	$20,485
Less preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income applicable to common stockholders –Pro forma	$20,786	$15,304	$17,043

Earnings (loss) per common share:
Basic - as stated	$2.18	$1.62	$(6.12)
Diluted - as stated	2.16	1.61	(6.12)
Basic - pro forma	$2.18	$1.62	$2.33
Diluted - pro forma	2.16	1.61	2.32

Total assets increased $284.4 million, or 10.9%, during 2004 to total $2.89 billion at December 31, 2004, as compared to $2.60 billion at December 31, 2003. The increase in total assets during 2004 was due to loan growth and the higher amount of investment securities. Net loans increased $246.5 million, or 12.8%, to $2.17 billion at December 31, 2004 as compared to $1.93 billion at year-end 2003. Investment securities increased $45.3 million, or 9.3%, to $533.6 million at the end of 2004. Total deposits increased $271.0 million, or 13.5%, to $2.28 billion at December 31, 2004 as compared to total deposits at December 31, 2003 of $2.01 billion. Total stockholders’ equity was $155.3 million at December 31, 2004 compared to $176.5 million at year-end 2003, a decrease of $21.2 million. The lower stockholders’ equity reflects the redemption of the $38.25 million Series A preferred stock in mid-2004.

Capital Transactions

On June 17, 2004, TAYC Capital Trust II, our wholly owned (non-consolidated) subsidiary, issued $40.0 million of trust preferred securities in a private placement. The trust preferred securities were sold under an exemption from registration under the Securities Act of 1933, as amended, and have not been registered under the Securities Act or any state securities laws. TAYC Capital Trust II invested the proceeds, along with $1.2 million received from us for the purchase of its common equity securities, in $41.2 million of junior subordinated debentures issued by Taylor Capital Group, Inc. On July 16, 2004, we used the proceeds from the junior subordinated debentures to redeem all of our outstanding shares of Series A 9% noncumulative perpetual preferred stock. The redemption price was the stated liquidation value of the Series A preferred stock of $25.00 per share, totaling $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. The remaining proceeds from the issuance of the junior subordinated debentures after issuance costs and redemption of the Series A preferred stock were used for general corporate purposes.

On October 21, 2002, we completed a concurrent offering of common stock and trust preferred securities. We issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, we raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% trust preferred securities by TAYC Capital Trust I, our wholly owned (non-consolidated) subsidiary. On November 6, 2002, we sold an additional 337,500 shares of common stock to our underwriters pursuant to an option granted in connection with the initial public offering to cover over allotments and received additional net proceeds of $5.2 million. The total net amount raised from the 2002 initial public offering of common stock and the trust preferred securities and the subsequent exercise by our underwriters of the over allotment option was $80.3 million. We used $61.9 million to settle the litigation described below. In addition, we used $17.0 million to restructure and reduce our outstanding indebtedness. See the section of this annual report captioned “Notes to Consolidated Financial Statements – Junior Subordinated Debentures” for additional details.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and the unallocated allowance. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work- out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties surrounding our portfolio of borrowers’ abilities to successfully execute their business models through changing economic environments and competitive challenges as well as management and other changes greatly complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

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

Goodwill Impairment

We have goodwill of $23.4 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicate that the carry value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2004 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable at the holding company.

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

Results of Operations as of and for the years ended December 31, 2004, 2003, and 2002

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

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Net interest income was $96.2 million during 2004, as compared to $95.7 million during 2003, an increase of $471,000, or 0.5%. With an adjustment for tax-exempt income, our consolidated net interest income was $97.5 million, a slight increase from the $97.2 million of net interest income in 2003. Net interest income increased less than half of one percent, as the benefit from the 7.3% increase in interest-earning assets was largely offset by a 26 basis point decline in our net interest margin. The tax-equivalent net interest margin was 3.71% for all of 2004 compared to 3.97% for 2003. Our net interest margin declined during the first six months of 2004, as the yield on our interest-earning assets declined more than the cost of interest-bearing liabilities. However, with the increase in short-term interest rates during the last six months of 2004, the yield on our loan portfolio increased. Our interest-earning asset yields were 5.23%, 5.10%, 5.30% and 5.49% for the first through the fourth quarters of 2004, respectively. Over that same time period, the costs of funds, including the impact of noninterest-bearing demand deposits, were 1.56%, 1.50%, 1.65% and 1.78% for the first through the fourth quarters of 2004, respectively. The third and fourth quarters of 2004 included the incremental interest expense of approximately $500,000 arising from the $41.2 million of junior subordinated debentures issued in June 2004, which increased interest expense by 5 basis points each quarter.

Average interest-earning assets during 2004 increased $177.5 million, or 7.3%, to $2.62 billion as compared to $2.45 billion during 2003. An increase in average loans, primarily in our commercial portfolio, produced the increase in average earning assets. Average commercial loans increased $256.9 million, or 17.5%, during 2004 to $1.72 billion as compared to $1.47 billion during 2003. This increase was partly offset by lower consumer-related loans. A $56.4 million increase in average investment securities also contributed to the increase in average earning assets. The asset growth was funded primarily with time deposits. Total average time deposits were $1.04 billion during 2004, a $115.9 million increase from average time deposits of $927.5 million during 2003. Higher average brokered and customer certificates of deposit produced the majority of the increase. Additional funding was also provided by a $52.8 million increase in average non-interest bearing demand deposits.

The interest rate risk position of our overall balance sheet is asset sensitive, which means our assets are expected to re-price before our liabilities over the one-year horizon. This balance sheet structure provides opportunity for an increase in net interest margin during periods of rising interest rates, such as we experienced during the last half of 2004, as the Bank’s prime lending rate increased 125 basis points over that period. If interest rates remain unchanged in future periods, we would expect to be exposed to the negative impact of a large percentage of our interest-bearing liabilities repricing at current market rates, while a large portion of our assets has already repriced. If interest rates continue to gradually rise in future periods, we would expect our net interest margin to increase. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002. Net interest income was $95.7 million during the year ended December 31, 2003, as compared to $101.3 million during 2002, a decrease of $5.6 million, or 5.5%. With an adjustment for tax-exempt income, our consolidated net interest income was $97.2 million, a decrease of $5.9 million, or 5.7%, as compared to $103.1 million during 2002. The net interest income declined because of compression in our net interest margin, despite an increase in average interest-earning assets. The tax equivalent net interest margin was 3.97% during 2003 compared to 4.44% during 2002. The low interest rate environment negatively impacted our net interest margin during 2003. Our interest-earning asset yield declined 76 basis points to 5.61% during 2003 from 6.37% during 2002. However, the cost of interest-bearing liabilities declined only 35 basis points from 2.40% during 2002 to 2.05% during 2003. The $45.0 million of 9.75% junior subordinated debentures, which were issued in October 2002, caused approximately 17 basis points of the decline in the net interest margin between the two annual periods. The tax equivalent net interest spread was 3.56% during 2003 as compared to 3.97% during 2002.

Average interest-earning assets during 2003 rose to $2.45 billion, an increase of $126.7 million, or 5.5%, as compared to average interest-earning assets of $2.32 billion during 2002. Growth in the loan portfolio accounted for the majority of the increase in average interest earning assets. An increase in cash equivalent balances of $21.5 million accounted for the remainder of the increase in average interest-earning assets. Average total loans were $1.90 billion during 2003 compared to $1.80 billion during 2002. A $165.9 million, or 12.8%, increase in average commercial and commercial real estate loans produced most of the loan growth. The increase in commercial loans was partly offset by lower residential mortgage, home equity and consumer loans, products that we chose to de-emphasize. Between the two annual periods, the yield on loans declined 68 basis points to 5.91% during 2003 as compared to 6.59% during 2002. The asset growth was funded with interest-bearing deposit balances, with time deposit balances comprising the majority of the increase. Average time deposit balances increased to $927.5 million during 2003 compared to $794.7 million during 2002. Higher average brokered and out-of-local-market certificates of deposit produced the majority of the increase.

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

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net interest income as stated	$96,201	$95,730	$101,335
Tax equivalent adjustment-investments	1,085	1,263	1,525
Tax equivalent adjustment-loans	172	181	190

Tax equivalent net interest income	$97,458	$97,174	$103,050

Yield on earning assets without tax adjustment	5.24%	5.56%	6.30%
Yield on earning assets - tax equivalent	5.28%	5.61%	6.37%

Net interest margin without tax adjustment	3.67%	3.91%	4.37%
Net interest margin - tax equivalent	3.71%	3.97%	4.44%

Net interest spread - without tax adjustment	3.26%	3.51%	3.90%
Net interest spread - tax equivalent	3.30%	3.56%	3.97%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

	Year Ended December 31,
	2004			2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$517,110	$20,486	3.96%	$454,956	$21,158	4.65%	$439,889	$24,448	5.56%
Tax-exempt (tax equivalent) (2)	43,538	3,083	7.08	49,316	3,572	7.24	57,278	4,284	7.48

Total investment securities	560,648	23,569	4.20	504,272	24,730	4.90	497,167	28,732	5.78

Cash Equivalents	17,264	271	1.55	43,248	454	1.04	21,743	364	1.65

Loans (3):
Commercial and commercial real estate	1,723,210	96,724	5.52	1,466,351	85,883	5.78	1,300,409	84,918	6.44
Residential real estate mortgages	70,963	3,806	5.36	105,484	6,216	5.89	137,915	9,631	6.98
Home equity and consumer	251,550	12,402	4.93	326,769	16,418	5.02	362,220	20,791	5.74
Fees on loans		1,838			3,627			3,294

Net loans (tax equivalent) (2)	2,045,723	114,770	5.61	1,898,604	112,144	5.91	1,800,544	118,634	6.59

Total interest earning assets	2,623,635	138,610	5.28	2,446,124	137,328	5.61	2,319,454	147,730	6.37

NON-EARNING ASSETS:
Allowance for loan losses	(36,756)			(35,160)			(33,347)
Cash and due from banks	59,878			58,616			60,263
Accrued interest and other assets	89,568			97,104			95,896

TOTAL ASSETS	$2,736,325			$2,566,684			$2,442,266

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$564,920	4,370	0.77	$564,645	4,672	0.83	$618,819	8,524	1.38
Savings deposits	89,678	279	0.31	90,975	346	0.38	89,360	750	0.84
Time deposits	1,043,428	23,740	2.28	927,481	23,378	2.52	794,728	26,011	3.27

Total interest-bearing deposits	1,698,026	28,389	1.67	1,583,101	28,396	1.79	1,502,907	35,285	2.35

Short-term borrowings	219,438	2,228	1.02	219,913	2,124	0.97	227,557	3,339	1.47
Notes payable and FHLB advances	95,582	4,336	4.46	113,374	4,617	4.02	124,007	5,098	4.05
Trust preferred securities	68,709	6,199	9.02	45,000	5,017	11.15	8,877	958	10.79

Total interest-bearing liabilities	2,081,755	41,152	1.98	1,961,388	40,154	2.05	1,863,348	44,680	2.40

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	447,345			394,511			372,387
Accrued interest and other liabilities	43,286			38,170			48,986

Total noninterest-bearing liabilities	490,631			432,681			421,373

STOCKHOLDERS’ EQUITY	163,939			172,615			157,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,736,325			$2,566,684			$2,442,266

Net interest income (tax equivalent)		$97,458			$97,174			$103,050

Net interest spread (4)			3.30%			3.56%			3.97%

Net interest margin (5)			3.71%			3.97%			4.44%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

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

	Year Ended December 31,
	2004 over 2003 INCREASE/(DECREASE)			2003 over 2002 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$2,687	$(3,359)	$(672)	$816	$(4,106)	$(3,290)
Tax-exempt	(411)	(78)	(489)	(578)	(134)	(712)
Cash equivalents	(344)	161	(183)	259	(169)	90
Loans	8,469	(5,843)	2,626	6,217	(12,707)	(6,490)

Total interest-earning assets			1,282			(10,402)

INTEREST PAID ON:
Interest-bearing demand deposits	3	(305)	(302)	(694)	(3,158)	(3,852)
Savings deposits	(5)	(62)	(67)	13	(417)	(404)
Time deposits	2,732	(2,370)	362	3,914	(6,547)	(2,633)
Short-term borrowings	(5)	109	104	(109)	(1,106)	(1,215)
Notes payable and FHLB advances	(753)	472	(281)	(443)	(38)	(481)
Junior subordinated debentures	2,274	(1,092)	1,182	4,026	33	4,059

Total interest-bearing liabilities			998			(4,526)

Net interest income	$7,219	$(6,935)	$284	$5,546	$(11,422)	$(5,876)

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

Our provision for loan losses was $10.1 million during 2004, an increase of $850,000, or 9.2%, over the provision for loan losses of $9.2 million in 2003. The increase in the provision was mainly due to the growth in commercial loans. Net charge-offs totaled $7.0 million during 2004 compared to $9.0 million in 2003.

Our provision of $9.2 million during 2003 was $667,000, or 6.7%, less than the provision of $9.9 million during 2002. The lower provision in 2003 as compared to 2002 was due to a more favorable outlook, based on evaluations of key qualitative factors, including the economic environment and the continuing improvement in our credit administration. Net charge offs totaled $6.9 million in 2002.

We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Noninterest Income

The following table presents, for the periods indicated, the composition of our noninterest income:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Service charges	$10,854	$12,336	$12,206
Trust and investment management fees	5,471	5,051	5,541
Gain on sale of trust assets	—	—	510
Mortgage-banking activities	(83)	(408)	332
Gain on sale of investment securities, net	144	—	2,076
Loan syndication fees (1)	1,350	1,000	—
Letter of credit fees	565	807	261
ATM fees	459	603	666
Other noninterest income	566	652	387

Total noninterest income	$19,326	$20,041	$21,979

(1)	Loan syndication fees in 2003 were formerly reported as part of net interest margin.

Our noninterest income was $19.3 million during 2004, a decrease of $715,000, or 3.6%, as compared to the $20.0 million of noninterest income in 2003. Lower service charges, partly offset by an increase in trust, investment management and loan syndication fees, produced the decrease. Noninterest income of $20.0 million during 2003 was $1.9 million, or 8.8%, less than the noninterest income of $22.0 million during 2002. Most of the decline was due to gains realized on the sale of investment securities of $2.1 million during 2002. In addition, lower trust and investment management income and losses from mortgage banking activities in 2003 also contributed to the decline. The receipt of $1.0 million in loan syndication fees and higher letter of credit fees in 2003 partly offset these decreases.

Service charges arise principally on deposit accounts. Service charges declined to $10.9 million during 2004, compared to $12.3 million and $12.2 million during 2003 and 2002, respectively. Reported service charge income is impacted by a number of factors including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue during 2004 was mainly caused by lower commercial service charge income as a result of reduced activity fees.

Trust and investment management fees include corporate trust, land trust and tax deferred exchange trust services, as well as wealth management services, such as financial planning, insurance, and asset management services. Total trust and investment management fees increased $420,000, or 8.3%, to $5.5 million in 2004 compared to $5.1 million in 2003. Corporate and exchange trust fees increased $503,000 to $2.8 million producing the increase in revenues. Total trust and investment management fees in 2003 declined $490,000, or 8.8%, because we exited fiduciary personal and employee benefit trust services in late 2002. During the second half of 2002, we sold a portion of these lines of trust business and recorded a gain of $510,000, which is reported separately in the table above. We have signed a letter of intent to potentially sell our land trust business in 2005. In 2004, land trust revenues totaled $1.1 million.

We incurred losses related to our mortgage-banking activities of $83,000 and $408,000 during 2004 and 2003, respectively. The losses resulted from indemnification agreements on loans sold in prior periods. No such losses were incurred in 2002. As of December 31, 2004, we had approximately $1.4 million of loans that we had sold in prior years for which we had agreed to indemnify a third party for losses that may result from underwriting or documentation deficiencies. The losses recorded include actual indemnification losses incurred to date as well as our estimate of future losses from sold loans still outstanding and subject to such indemnification agreements. Revenue from mortgage-banking activities was $332,000 for the year ended December 31, 2002. We discontinued most mortgage banking activities during 2002.

During 2004, we recorded a net gain on the sale of investment securities of $144,000. The net gain primarily resulted from the sale of $99.7 million of U.S. government agency securities with short remaining maturities. The proceeds from the sale were reinvested in longer duration, higher yielding securities. In addition, we sold low par value mortgage-backed securities to enhance the operational efficiency of our investment portfolio. We recorded no gains or losses on the sale of investment securities in 2003. Net gains on the sale of available-for-sale investment securities totaled $2.1 million during 2002, resulting from the sale of $93 million of U.S. government agency securities. We reinvested the proceeds from these sales in U.S. government agency securities with longer maturities to extend the duration of the investment portfolio.

During 2004, we received $1.35 million of loan syndication fees compared to $1.0 million in 2003. In our 2003 Annual Report the loan syndication fees were included in loans fees and therefore, were reported as part of net interest income. No such fees were received in 2002. These fees were earned through the syndication of certain commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, we have not been active in loan syndication. We expect the opportunity to provide this service to recur, but not necessarily on a routine, predictable basis.

ATM fees have declined since 2002 as the number of automatic teller machines we have deployed in our market has decreased.

Other noninterest income principally includes safe deposit rental fees and gains (losses) from equity, partnership or deferred compensation plan investments and totaled $566,000, $652,000 and $387,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Noninterest Expense

The following table presents for the periods indicated the composition of our noninterest expense:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$31,813	$34,723	$35,985
Incentives, commissions, and retirement benefits	7,138	6,343	7,795

Total salaries and employee benefits	38,951	41,066	43,780
Occupancy of premises	7,465	7,203	6,500
Furniture and equipment	3,892	3,457	3,457
Lease abandonment and termination charge	984	3,534	—
Building sale write down	—	—	386
Corporate insurance	2,334	2,989	1,634
Computer processing	1,874	2,038	2,400
Holding company legal fees, net	624	(1,019)	1,600
Bank legal fees, net	1,184	1,962	2,498
Advertising and public relations	1,489	3,050	2,187
Consulting	527	1,184	1,264
Other real estate and repossessed asset expense	472	155	393
Other intangible assets amortization	13	370	366
Litigation settlement charge	—	—	61,900
Other noninterest expense	11,864	13,234	14,789

Total noninterest expense	$71,673	$79,223	$143,154

Our noninterest expense in 2004 was $71.7 million compared to $79.2 million during 2003, a decrease of $7.6 million, or 9.5%. The decrease in noninterest expense was primarily a result of our efforts to reduce our operating expenses. Salaries and benefits and advertising expense declined in 2004 compared to 2003. In addition, in 2004 we recorded a $984,000 charge to terminate an operating lease for our former administrative offices in Wheeling, Illinois. In 2003, we recorded a $3.5 million charge when we abandoned the Wheeling facility as part of our corporate center consolidation. Noninterest expense in 2003 was $79.2 million compared to $143.2 million during 2002. Excluding the litigation settlement charge of $61.9 million in 2002, noninterest expense for 2003 would have decreased $2.0 million, or 2.5%, as compared to 2002. Lower net legal fees and salaries and benefits expense, partially offset by the $3.5 million charge for the abandonment of a leased facility, resulted in the lower noninterest expense in 2003.

Salaries and employee benefits represent the largest category of our noninterest expense. Total salaries and benefits during 2004 were $39.0 million compared to $41.1 million during 2003, and $43.8 million in 2002, reflecting decreases of $2.1 million and $2.7 million, respectively. As part of our initiative to reduce our operating expenses, we have reduced our workforce and eliminated positions throughout the organization. The number of full-time equivalent employees decreased almost 20% to 431 at the end of 2004 compared to 483 at the end of 2003 and 531 at the end of 2002. Total costs for salaries, employment taxes and medical expenses in 2004 was $31.8 million compared to $34.7 million in 2003 and $36.0 million in 2002. Salary expense in each year included severance expense of $1.1 million in 2004, $533,000 in 2003 and $1.8 million in 2002. Total incentives, commissions, and retirement benefits were $7.1 million for 2004 compared to $6.3 million for 2003, and $7.8 million for 2002.

Salaries and employee benefits expense in 2005 and in the future will be impacted by the implementation of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. Beginning in the third quarter of 2005, we will be required to record compensation expense in the future for all existing stock options that have not vested as of June 30, 2005 and for all future grants of employee stock options. While, we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements and the transitional provisions of SFAS 123R, we expect to record increased salary and employee benefit expense as a result of implementation. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details.

Total noninterest expense, including occupancy of premises and furniture and equipment, has been impacted and will continue to be impacted by our initiative to rationalize our occupancy space. We have taken steps to both consolidate our administrative and operating departments and to modify our banking center profile. During late 2003, we transitioned our administrative and operations departments to our new corporate center, 108,000 square feet of leased office space in Rosemont, Illinois. We moved departments to the corporate center that were previously located in our Wheeling, Ashland, and Burbank facilities. We pursued alternatives regarding these vacated facilities, all of which previously held administrative offices as well as banking centers. In June 2004, we sold our Burbank facility and agreed to lease back approximately one-half of the space for our existing banking center and the lending offices that remained at that location. Upon sale, we realized a gain of approximately $245,000 that was deferred and is being amortized over the 10-year life of the new operating lease. In December 2004, we also completed the sale of our Ashland property. We agreed to sell this property in 2002 and recorded a $386,000 charge at that time to reduce the book value of the property to the expected net sales price. We retained a smaller parcel of land to build a smaller banking facility that we expect to operational in late 2005. In the fourth quarter of 2004, we reached an agreement to terminate the existing operating lease at the abandoned Wheeling facility. We closed this transaction on February 18, 2005 and upon termination of our obligation under the existing lease, we signed a new 10-year operating lease for a smaller portion of that facility for a banking center.

We have also modified our banking center profile by opening two new banking centers and exiting two others. During the second quarter of 2004, we opened a 2,500 square foot leased banking center in Itasca, Illinois, a northwest suburb of Chicago. We also signed an operating lease for a 2,800 square foot facility in Orland Park, Illinois, a southern suburb of Chicago. We expect the Orland Park facility to open during the first half of 2005. In October of 2003, we closed our Jackson banking center just before its operating lease expired. Finally, on January 27, 2005, we completed the sale of our Broadview banking center. See the section of this discussion and analysis captioned “Financial Condition—Non-earning Assets” for additional details.

Our occupancy of premises expense was $7.5 million during 2004 as compared to $7.2 million during 2003, an increase of $262,000. Most of the increase was due to higher rent expense resulting for our new Rosemont corporate center and rent payments on the new operating lease at our Burbank facility that began in the third quarter of 2004. These increases were partly offset by a decline in depreciation of building-related improvements related to the abandonment of our Wheeling and Burbank facilities. Our occupancy of premises expense increased $703,000, or 10.8%, to $7.2 million during 2003 from $6.5 million during 2002. Most of the increase was associated with the additional space leased for our new Rosemont corporate center.

Furniture and equipment expense was $3.9 million during 2004 compared to $3.5 million during both 2003 and 2002. The increase in expense during 2004 resulted from additional depreciation from the new furniture and equipment acquired in the fourth quarter of 2003 in connection with the corporate center consolidation.

In connection with the corporate center consolidation, we abandoned our administrative offices on the second and third floors of our Wheeling facility, a 58,000 square foot facility. Upon ceasing to use this space in 2003, we recorded a $3.5 million lease abandonment charge. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease that represented the estimated liability for the lease payments that we would incur for the remaining term of the lease for which we would receive no future economic benefit other than through subleasing. The abandonment liability was reduced by $357,000 in 2004 as we made rent payments. During 2004, we continued to pursue alternatives to terminate this lease obligation, which was scheduled to end in March 2010. At the end of 2004, we reached an agreement to terminate the lease for a cash payment of $3.3 million and the transfer of a small parcel of land we owned next to the site. In connection with this agreement, we recorded an additional charge of $984,000 in the fourth quarter of 2004 to increase our lease termination liability to $3.3 million, write-off the small parcel of land, and accrue the related transaction costs. On February 18, 2005, we closed this transaction and terminated the lease. No additional expense was recorded in the first quarter of 2005 related to this lease termination transaction. Upon termination of our obligation under the existing lease, we signed a new 10-year operating lease for 8,274 square feet on the first floor of the facility for a smaller banking center. We expect to save approximately $400,000 per year by operating the smaller space at this facility.

Corporate insurance totaled $2.3 million during 2004, compared to $3.0 million and $1.6 million during the years ended December 31, 2003 and 2002, respectively. An adjustment to our directors and officers insurance coverage, among other factors, caused the decrease in expense during 2004. The increase in expense during 2003, as compared to 2002, was caused by higher costs for our directors and officers’ insurance policy associated with the first full year of a being a publicly-traded company.

Our computer processing expense is comprised of payments to third party processors, primarily for our “mission critical” data processing applications including loans, deposits, and general ledger and ATM operations. Our computer processing expense was $1.9 million, $2.0 million, and $2.4 million during years ending December 31, 2004, 2003, and 2002, respectively. A slight decline in expense for our primary data processing vendor caused the declines.

Currently, holding company legal fees consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. During 2002, holding company legal fees included costs related to the defense and settlement of litigation concerning our 1997 acquisition of the Bank. Portions of our defense costs related to the litigation, which were recorded as expenses in previous periods, had been submitted to insurance carriers for reimbursement. During 2003, we received a $2.1 million reimbursement of such legal costs. We received no such reimbursements in 2004 or 2002 and we do not expect to receive any further reimbursements related to that litigation. Because of the reimbursement received in 2003, we reported higher holding company legal expenses during 2004 and 2002 as compared to 2003.

Bank legal fees relate to collection activities as well as general corporate and compliance matters. Legal fees were $1.2 million, $2.0 million, and $2.5 million during 2004, 2003, and 2002, respectively. The decline in expense during 2004, as compared to 2003 resulted from lower legal fees incurred in our special asset loan work out area. In addition to the decrease in gross expense, we were able to obtain more in reimbursements from these borrowers than in prior years. The higher legal fees in 2002 as compared to 2003 were primarily caused by increased collection activity and professional fees related to our decision to exit some non-core lines of business and to develop new products and services for our core business banking customers.

We substantially reduced our advertising activities during 2004, resulting in a $1.6 million, or 51.2%, decrease to $1.5 million in 2004 from $3.1 million in 2003. Advertising and public relations expense was $2.2 million during 2002. Our advertising expense increased in 2003 because of a media campaign to increase the Bank’s visibility in the business community. This campaign included television commercials, which began airing in 2003, print advertising, and the introduction of a new corporate identity with a more contemporary logo. The costs of producing the television commercials were capitalized in 2002 and 2003 and were being amortized, beginning in 2003, over three years, which had been the expected time horizon over which the commercials would be aired. At December 31, 2003, we had capitalized advertising costs totaling $503,000 recorded in other assets on the Consolidated Balance Sheet. As part of our expense management initiative, we reduced planned advertising activities and discontinued the use of the television advertising campaign. Upon making the decision to discontinue the television advertising, we wrote off the remaining balance of the capitalized advertising costs during the second quarter of 2004.

Consulting expense was $527,000, $1.2 million, and $1.3 million during the years ended December 31, 2004, 2003, and 2002, respectively. The higher expense in 2003 and 2002 was due to projects related to information technology, strategic and facilities planning, and marketing consultation.

Other real estate and repossessed asset expense was $472,000 for the year ended December 31, 2004, compared to expense of $155,000 and $393,000 for 2003 and 2002, respectively. The increase in expense during 2004 as compared to 2003 was associated with higher losses on the disposal of owned real estate properties. This net expense is influenced to a large degree by the number and complexity of properties being maintained pending their sale.

At December 31, 2004, we had $54,000 of net intangible assets related to the purchase of land trust business in 1998. Intangible assets are amortized over their estimated useful life, which is periodically reevaluated. The unamortized balance of $54,000 will be charged against the proceeds from the anticipated sale of our land trust business in 2005. Other intangible assets amortization expense was $13,000, $370,000, and $366,000 during 2004, 2003, and 2002, respectively. The higher amortization expense in 2003 and 2002 related to other trust business purchased, the value of which was deemed expired at the end of 2003.

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

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $11.9 million during 2004 compared to $13.2 million and $14.8 million during 2003 and 2002, respectively. Other noninterest expense in 2003 and 2002 included charges of $500,000 and $1.0 million, respectively, related to our portfolio of indirect manufactured homes. Because of negative trends in the manufactured housing industry, we recorded the $1.0 million charge in 2002 to establish a reserve related to interest receivable carried in connection with this portfolio. We increased this reserve by $500,000 in 2003, and the reserve represents our estimate of the portion of this prepaid interest receivable that may not be collectable. No such charges were recorded in 2004. In addition, during 2002, we recorded an $856,000 charge related to consideration paid for the contractual termination of a revenue sharing agreement associated with the trust business acquired in October 2000. As part of that acquisition, we had agreed to share a portion of the trust revenues earned on the accounts purchased over the following five years. In connection with our exit of certain fiduciary trust activities we have sold some of the trust accounts that were subject to this revenue sharing agreement.

Income Taxes

Our income tax expense was $11.1 million during 2004, resulting in an effective tax rate of 32.9%, compared to our income tax expense of $8.6 million during 2003, or an effective income tax rate of 31.4%. The higher level of pre-tax income caused the increase in income tax expense during 2004. The effective tax rates in 2004 and 2003 were impacted by the recognition of $1.1 million and $1.0 million income tax benefits, respectively, relating to expenses deducted on prior years’ tax returns for which the statute of limitations has expired. Without the recognition of these benefits, the effective income tax rates would have been 36.0% and 35.0% for 2004 and 2003, respectively.

Despite a net loss in 2002, we recorded income tax expense of $11.7 million primarily because we did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million. While we have not recognized any income tax benefit for financial reporting purposes for this charge, we did deduct a portion of the settlement on our 2002 tax return, representing a possible tax benefit of approximately $12 million. We will recognize the income tax benefit on our financial statements when we determine that it is probable that the position taken on our tax return will be sustained by the taxing authorities.

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

Financial Condition

Our total assets increased $284.4 million, or 10.9%, during 2004 to $2.89 billion at December 31, 2004 compared to $2.60 billion at year-end 2003. An increase in loans and investment securities primarily produced the increase. Total deposits increased $271.0 million, or 13.5%, to reached $2.28 billion at December 31, 2004 as compared to total deposits of $2.01 billion at December 31, 2003. Total stockholders’ equity decreased $21.2 million during 2004 to $155.3 million at December 31, 2004 compared to $176.5 million at December 31, 2003. The redemption of the $38.25 million of Series A preferred stock during mid-2004 produced the decrease in total stockholders’ equity.

Average interest-earning assets during 2004 totaled $2.62 billion, an increase of $177.5 million, or 7.3%, as compared to average interest-earning assets of $2.45 billion during 2003. An $147.1 million increase in total average loans and a $56.4 million increase in average investment securities produced the increase in average interest-earning assets. Average interest-bearing deposits during 2004 increased $114.9 million to $1.70 billion as compared to $1.58 billion during 2003, while average noninterest-bearing deposits increased $52.8 million to $447.3 million over the same time period.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of federal funds sold and deposits with the Federal Home Loan Bank. These balances are overnight or over weekend investments and are maintained primarily for liquidity management purposes.

Investment Securities

Our investment portfolio is designed to provide a source of income with minimal risk of loss, a source of liquidity and interest rate risk management opportunities. In managing our investment portfolio within the composition of the entire balance sheet, we balance our earnings, credit, interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2004:
U.S. government agency securities	$194,370	$193,693	$—	$—	$194,370	$193,693
Collateralized mortgage obligations	117,020	115,693	—	—	117,020	115,693
Mortgage-backed securities	181,515	180,351	—	—	181,515	180,351
State and municipal obligations	41,668	43,607	—	—	41,668	43,607
Other debt securities	—	—	275	275	275	275

Total	$534,573	$533,344	$275	$275	$534,848	$533,619

December 31, 2003:
U.S. government agency securities	$176,888	$180,243	$—	$—	$176,888	$180,243
Collateralized mortgage obligations	116,053	116,300	—	—	116,053	116,300
Mortgage-backed securities	143,259	143,072	—	—	143,259	143,072
State and municipal obligations	45,918	48,162	—	—	45,918	48,162
Other debt securities	—	—	525	564	525	564

Total	$482,118	$487,777	$525	$564	$482,643	$488,341

December 31, 2002:
U.S. government agency securities	$152,143	$157,726	$—	$—	$152,143	$157,726
Collateralized mortgage obligations	227,207	234,382	—	—	227,207	234,382
Mortgage-backed securities	51,944	55,200	—	—	51,944	55,200
State and municipal obligations	51,539	53,473	—	—	51,539	53,473
Other debt securities	—	—	825	884	825	884

Total	$482,833	$500,781	$825	$884	$483,658	$501,665

Investment securities do not include investments in Federal Home Loan Bank and Federal Reserve Bank stock of $12.5 million, $12.1 million and $11.0 million, at December 31, 2004, 2003, and 2002, respectively. These investments are stated at cost.

Our investment portfolio increased by $45.3 million, or 9.3%, to $533.6 million at December 31, 2004 compared to $488.3 million at year-end 2003. We increased our investment portfolio to increase net interest income by increasing interest-earning assets. During 2004, we sold $103.5 million of available-for-sale investment securities at a net gain of $144,000. We sold U.S. government agency securities with short maturities and reinvested the proceeds in both agency and mortgage-backed securities with longer durations and higher yields. We also sold approximately $3.5 million of mortgage-related securities with very low par values to improve the operating efficiency of our investment portfolio. We purchased a total of $251.9 million of investment securities in 2004.

The net unrealized loss on the available for sale portfolio was $1.2 million at the end of 2004 compared to an unrealized gain of $5.7 million at the end of 2003. The decline in the fair value of the portfolio was due to changes in market interest rates and to a lesser degree prepayment speeds on mortgage-related securities. At December 31, 2004, we had 24 investment securities in an unrealized loss position. Of these securities, six securities have been in a loss position for more than twelve months. We believe that none of these unrealized losses represents other-than-temporary impairments of our investment portfolio. We believe that we have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

Our investment portfolio totaled $488.3 million at December 31, 2003, a decrease of $13.3 million as compared to the investment portfolio of $501.6 million at December 31, 2002. The portfolio experienced significant repayments of mortgage-related securities in 2003. To offset these repayments, we purchased additional mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations, or CMOs, and U.S. government agency securities during 2003. In addition, the unrealized gain on the available-for-sale portion of the portfolio declined $12.3 million due to changes in market interest rates and prepayment speeds during the year.

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2004
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government agency securities	$9,967	4.51%	$138,085	3.28%	$45,641	4.33%	$—	—%	$193,693	3.59%
Collateralized mortgage obligations (2)	12,538	3.73	71,518	3.90	31,637	3.98	—	—	115,693	3.90
Mortgage-backed securities (2)	32,890	4.28	88,803	4.25	47,426	4.28	11,232	4.58	180,351	4.28
States and political subdivisions (3)	3,835	6.51	11,151	6.00	10,768	7.48	17,853	7.65	43,607	7.08

Total available-for-sale	59,230	4.34	309,557	3.80	135,472	4.48	29,085	6.46	533,344	4.18
Held-to-maturity securities (4):
Other debt securities	—	—	275	7.11	—	—	—	—	275	7.11

Total held-to-maturity	—	—	275	7.11	—	—	—	—	275	7.11

Total securities	$59,230	4.34%	$309,832	3.80%	$135,472	4.48%	$29,085	6.46%	$533,619	4.18%

(1)	Based on estimated fair value.

(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

(4)	Based on amortized cost.

Investments in U.S. Treasury securities and U.S. government agency securities are generally considered to have low credit risk. Our mortgage-backed securities holdings consist principally of direct “pass through” securities issued by the Fannie Mae and Freddie Mac. These securities are also considered to have low credit risk, but do possess market value risk due to the prepayment risk associated with mortgage-backed securities. Our CMOs consist primarily of planned amortization class securities that are backed by fixed-rate, single-family mortgage loans. Although CMOs are guaranteed as to principal and interest by certain agencies, primarily Fannie Mae and Freddie Mac, they possess market risk due to the prepayment risk associated with the underlying collateral.

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. However, certain municipal issues, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions. We also have investments in Federal Reserve Bank stock and Federal Home Loan Bank stock which are required to be maintained for various purposes. At December 31, 2004, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold.

Investment securities with an approximate book value of $304 million and $270 million at December 31, 2004 and 2003, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial and industrial	$656,099	$589,987	$586,885	$521,592	$481,812
Commercial real estate secured	732,251	642,364	484,015	354,214	353,043
Real estate – construction	531,868	364,294	317,739	380,674	328,856
Residential real estate – mortgages	64,569	86,710	117,652	160,699	188,766
Mortgage loans held-for-sale	—	—	—	1,147	7,004
Home equity loans and lines of credit	207,164	253,006	336,727	273,133	209,870
Consumer	18,386	24,636	34,572	47,572	40,414
Other loans	1,460	1,330	2,412	3,461	2,836

Gross loans	2,211,797	1,962,327	1,880,002	1,742,492	1,612,601
Less: Unearned discount	(191)	(319)	(528)	(855)	(909)

Total loans	2,211,606	1,962,008	1,879,474	1,741,637	1,611,692
Less: Allowance for loan losses	(37,484)	(34,356)	(34,073)	(31,118)	(29,568)

Loans, net	$2,174,122	$1,927,652	$1,845,401	$1,710,519	$1,582,124

At December 31, 2004, our gross loan portfolio totaled $2.2 billion compared to gross loans at December 31, 2003 and 2002 of $1.96 billion and $1.88 billion, respectively. Our loan portfolio is comprised primarily of commercial loans, which constituted 87% of total loans at December 31, 2004. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate—construction, totaled $1.92 billion at year-end, an increase of $323.6 million, or 20.3%, over commercial loans of $1.60 billion at December 31, 2003. Our consumer-oriented loan products, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans decreased to $290.1 million at year-end 2004 compared to $364.4 million and $489.0 million at December 31, 2003 and 2002, respectively. Consumer loans have continued to decline as we discontinued origination of indirect auto and manufactured homes, de-emphasized first mortgage products, and ceased acquiring home equity loans and lines from mortgage brokers.

Commercial and industrial (C&I) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than the business real estate. These loans totaled $656.1 million, $590.0 million, and $586.9 million, at December 31, 2004, 2003, and 2002, respectively and have represented approximately 30% of our total loan portfolio in each of the last three years. Commercial and industrial loans increased $66.1 million, or 11%, during 2004. While total commercial credit line commitments have increased each year, the percentage of the total commercial credit lines actually drawn on by the borrowers was 63%, 59% and 62% at December 31, 2004, 2003 and 2002, respectively.

Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. These loans totaled $732.3 million, $642.4 million, and $484.0 million, at December 31, 2004, 2003, and 2002, respectively and have represented approximately 33% of our total loan portfolio over the past two years and 26% at the end of 2002. Commercial real estate secured loans increased $89.9 million, or 14%, during 2004. At December 31, 2004 our commercial real estate secured portfolio was comprised of $215 million (or 29%) owner-occupied commercial real estate, $109 million (or 15%) multi-family investment properties and the remaining 56% was secured by commercial income-producing properties. The growth in commercial real estate secured loans in 2004 and 2003 related primarily to investment and income-producing commercial properties. Commercial real estate lending has remained strong over the last two years as historically low interest rates have added to the attractiveness of real estate investments.

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. These loans totaled $531.9 million, $364.3 million, and $317.7 million at December 31, 2004, 2003 and 2002, respectively. These loans represented 24% of our total loan portfolio at December 31, 2004, compared to 19% and 17% at December 31, 2003 and 2002, respectively. Real estate construction loans increased $167.6 million, or 46%, in 2004. Approximately two thirds of the growth in 2004 was related to residential real estate development.

Our portfolio of residential real estate-mortgages continues to decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2004, this portfolio totaled $64.6 million compared to $86.7 million and $117.7 million at December 31, 2003 and 2002, respectively. Correspondingly, this portfolio as a percentage of total loans has decreased to 3% at year-end 2004 from 6% at December 31, 2002. We expect that this portfolio of loans will continue to decline. In 2001, we also stopped originating loans for sale into the secondary market, and as a result, we no longer have loans classified as held-for-sale.

Our portfolio of home equity loans and lines of credit continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2004, this portfolio totaled $207.2 million, compared to $253.0 million and $336.7 million at December 31, 2003 and 2002 respectively. Correspondingly, this portfolio as a percentage of total loans has decreased to 9% at year-end 2004 from 18%, at December 31, 2002. The percentage of our home equity loans and lines that exceed 80% of the appraised value of the underlying real estate, after giving effect to any outstanding first mortgage loans, was 24% at December 31, 2004 as compared to 35% at year-end 2002. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of appraised value. The percentage of our outstanding home equity loans and lines that were originally sourced through mortgage brokers was 33% at year-end 2004 compared to 56% at December 31, 2002.

Consumer loans were $18.4 million, $24.6 million, and $34.6 million at December 31, 2004, 2003, and 2002, respectively and represent approximately 1% of total loans at December 31, 2004. Of total consumer loans at December 31, 2004, 74% were indirect manufactured home loans, 8% were indirect auto and boat loans, 3% were direct auto loans, and the remaining 15% were other personal secured and unsecured loans. During 2003, we sold the remaining portion of our credit card portfolio for a modest gain, and we had previously discontinued the origination of indirect auto and manufactured homes. As a result, we expect our indirect consumer loan portfolio to continue to decline as these loans repay.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2004(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$573,787	$407,812	$291,370	$99,180	$16,201	$1,388,350
Real estate – construction	272,115	33,644	210,590	15,519	—	531,868
Residential real estate – mortgages	4,704	8,704	7,186	7,193	36,782	64,569
Home equity loans and lines of credit	7,367	18,067	19,080	4,320	158,330	207,164
Consumer	2,312	3,882	78	11,632	482	18,386
Other loans	1,460	—	—	—	—	1,460

Total gross loans	$861,745	$472,109	$528,304	$137,844	$211,795	$2,211,797

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $6.2 million as of December 31, 2004.

Nonperforming Assets and Impaired Loans

Lending officers and their managers are responsible for continuous review of present and estimated future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, an objective loan review process independently risk rates loans to monitor and confirm the effectiveness of the lending officer’s loan risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The current status of loans past due or current but graded below a designated level is reported by the responsible lending officer to a loan committee where consideration is given to placing the loan on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off.

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

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$1,807	$4,728	$6,151	$3,744	$4,487
Nonaccrual loans	12,286	18,056	12,107	13,656	6,684

Total nonperforming loans	14,093	22,784	18,258	17,400	11,171
Other real estate	46	141	602	322	153
Other repossessed assets	12	23	23	247	132

Total nonperforming assets	$14,151	$22,948	$18,883	$17,969	$11,456

Restructured loans not included in nonperforming assets	$1,777	$130	$313	$—	$—
Nonperforming loans to total loans	0.64%	1.16%	0.97%	1.00%	0.69%
Nonperforming assets to total loans plus repossessed property	0.64%	1.17%	1.00%	1.03%	0.71%
Nonperforming assets to total assets	0.49%	0.88%	0.74%	0.75%	0.51%

A loan is considered impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, net of cost to sell.

Information about the impaired loans at or for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$12,271	$12,788	$9,454
With no related allowance for loan loss	6,056	11,559	7,453

Total	$18,327	$24,347	$16,907

Allowance for loan losses related to impaired loans, at end of year	$1,067	$5,503	$3,333
Average balance of impaired loans for the year	20,797	23,377	16,616
Interest income recognized on impaired loans for the year	1,004	982	598

In addition to the impaired loans, we continue to closely monitor the credit quality trends in the manufactured housing industry and its potential impact on our portfolio of loans secured by manufactured homes. These trends could lead to higher net charge-offs in the future. At December 31, 2004, our consumer loan portfolio included $13.7 million of loans to consumers secured by manufactured homes.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Average total loans	$2,045,723	$1,898,604	$1,800,544	$1,660,082	$1,550,403

Total loans at end of year	$2,211,606	$1,962,008	$1,879,474	$1,741,637	$1,611,692

Allowance for loan losses:
Allowance at beginning of year	$34,356	$34,073	$31,118	$29,568	$26,261

Charge-offs:
Commercial and commercial real estate	(6,783)	(8,099)	(6,603)	(7,987)	(3,862)
Real estate –construction	(85)	—	(350)	—	—
Residential real estate – mortgages	(202)	(101)	(152)	(96)	(136)
Consumer and other (1)	(2,050)	(1,748)	(1,428)	(914)	(952)

Subtotal	(9,120)	(9,948)	(8,533)	(8,997)	(4,950)

Recoveries:
Commercial and commercial real estate	1,550	560	1,403	615	661
Real estate –construction	2	—	—	—	—
Residential real estate– mortgages	47	46	43	—	8
Consumer and other (1)	566	392	142	232	134

Subtotal	2,165	998	1,588	847	803

Net charge-offs	(6,955)	(8,950)	(6,945)	(8,150)	(4,147)

Provision for loan losses	10,083	9,233	9,900	9,700	7,454

Allowance at end of year	$37,484	$34,356	$34,073	$31,118	$29,568

Net charge-offs to average total loans	0.34%	0.47%	0.39%	0.49%	0.27%
Allowance to total loans at end of year	1.69%	1.75%	1.81%	1.79%	1.83%
Allowance to non-performing loans	265.98%	150.79%	186.62%	178.84%	264.69%

(1)	Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is highly probable and clearly identified. Net charge-offs were $7.0 million, or 0.34% of average loans during 2004. In comparison, net charge-offs totaled $9.0 million, or 0.47% of average loans, during 2003 and $6.9 million, or 0.39% of average loans, during 2002. The provision for loan losses was $10.1 million, $9.2 million, and $9.9 million for the years ended December 31, 2004, 2003 and 2002 respectively. In each year, the provision for loan losses exceeded net charge offs.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. At December 31, 2004, our top 20 borrowing customers had balances outstanding from $12 million to $25 million and those loan balances totaled $308.6 million. Individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2004		2003		2002		2001		2000
	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$17,031	62.8%	$21,438	62.8%	$18,751	56.9%	$17,516	50.3%	$16,697	51.9%
Real estate – construction	10,808	24.0	6,337	18.6	5,564	16.9	5,710	21.9	4,933	20.5
Residential real estate – mortgages	406	2.9	526	4.4	376	6.3	402	9.2	472	11.8
Consumer and other	3,501	10.3	3,389	14.2	4,614	19.9	2,131	18.6	1,698	15.8
Unallocated	5,738	—	2,666	—	4,768	—	5,359	—	5,768	—

Total allowance for loan losses	$37,484	100.0%	$34,356	100.0%	$34,073	100.0%	$31,118	100.0%	$29,568	100.0%

(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

At December 31, 2004 and 2003, we had goodwill of $23.4 million, created from our 1997 acquisition of the Bank, which is no longer subject to amortization. The goodwill is tested annually for impairment, and if at any time impairment exists, we will record an impairment loss. The goodwill was most recently tested for impairment as of July 1, 2004, and we determined that no impairment charge was necessary.

Premises, leasehold improvements, and equipment, net of accumulated depreciation and amortization, decreased to $14.8 million at December 31, 2004, compared to $20.5 million at December 31, 2003. The decrease in premises, leasehold improvements and equipment was due to the sale of our Burbank and Ashland facilities, as well as normal depreciation expense. We have been executing an initiative to better rationalize our occupancy of premises. Steps that we have taken under this facilities initiative included the following:

•	In the fourth quarter of 2003, we transitioned our administrative and operations departments to our new corporate center, a 108,000 square feet leased office space in Rosemont, Illinois. We consolidated administrative and operating departments that had been at our Wheeling, Burbank, and Ashland facilities to this new corporate center.

•

In the fourth quarter of 2003, we abandoned our administrative offices on the second and third floors of our Wheeling facility as a result of the corporate center consolidation. Upon ceasing to use this space, we recorded a $3.5 million lease abandonment charge, recorded in noninterest expense. The charge was comprised of a $976,000 write-off of leasehold improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease which was scheduled to continue until March 2010. This $2.6 million charge was computed based upon the remaining lease payments reduced by estimated sublease rentals that could reasonably be obtained from the property.

The charge represented the estimated liability for the lease payments that we would incur for the remaining term of the lease for which we would receive no economic benefit other than through subleasing. The liability for lease abandonment was adjusted in 2004 as we made lease payments. In 2004, we reached an agreement to terminate the lease for a cash payment of $3.3 million and the transfer of a small parcel of land we owned next to the site. In the fourth quarter of 2004, we recorded an additional charge of $984,000 to recognize our obligation under the lease termination agreement. The transaction was closed on February 18, 2005. Upon termination of our obligation under the existing lease, we signed a new 10-year operating lease for approximately 8,300 square feet on the first floor of the facility for a smaller banking center.

•	In June 2004, we sold our Burbank facility, which had a net book value of $1.8 million. Upon sale of the Burbank facility, we agreed to lease back space on the ground and fourth floors for the banking center and lending departments still at that location. We had vacated the second and third floors as a result of the corporate center consolidation. The gain of $245,000 realized from the sale was deferred and is being amortized over the 10-year life of the lease.

•	In December 2004, we also completed the sale of our Ashland banking center, which had a book value of $1.7 million. We agreed to sell this property in 2002 and, at that time, recorded a $386,000 loss to reduce the net book value to the estimated net sales price. We have retained a portion of the land at the site to build a smaller banking center, which is expected to be operational by late 2005.

•	We continue to examine our existing network of banking centers. In June 2004, we opened a 2,470 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. The facility is leased under an operating lease with a three year term. We also signed a three-year operating lease for a 2,790 square feet banking center located in Orland Park, Illinois, a southern suburb of Chicago. We expect the banking center to be operational by mid-2005. During the fourth quarter of 2003, we closed our leased Jackson banking center. The lease was scheduled to expire in the first quarter of 2004.

•	On January 27, 2005, we completed the sale of our Broadview banking center. In addition to selling the physical land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the banking center. We will record a $1.6 million gain on the sale of this banking center during the first quarter of 2005.

Deposits

Our core deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit, certain public funds and core customer repurchase agreements. Our customer repurchase agreements are reported as short-term borrowings. We also use brokered and other out-of-local-market certificates of deposit and FHLB advances to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2004			2003			2002
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$447,345	20.9%	—%	$394,511	20.0%	—%	$372,387	19.9%	—%
Interest-bearing demand deposits	564,920	26.3	0.77	564,645	28.5	0.83	618,819	33.0	1.38
Savings deposits	89,678	4.2	0.31	90,975	4.6	0.38	89,360	4.7	0.84
Time deposits:
Certificates of deposit	510,632	23.8	2.39	475,827	24.0	2.58	472,238	25.2	3.26
Out-of-local-market certificates of deposit	96,663	4.5	2.59	92,499	4.7	3.00	67,225	3.5	4.02
Brokered certificates of deposit	369,140	17.2	2.15	290,255	14.7	2.51	183,005	9.8	3.45
Public Funds	66,993	3.1	1.61	68,900	3.5	1.51	72,260	3.9	2.20

Total time deposits	1,043,428	48.6	2.28	927,481	46.9	2.52	794,728	42.4	3.27

Total deposits	$2,145,371	100.0%		$1,977,612	100.0%		$1,875,294	100.0%

The following table sets forth the period end balances of interest-bearing deposits at December 31, 2004, 2003 and 2002, respectively.

	At December 31,
	2004	2003	2002
	(in thousands)
NOW accounts	$124,015	$136,119	$137,705
Savings accounts	85,371	90,177	88,000
Money market deposits	421,529	425,449	463,761
Time deposits:
Certificates of deposit	525,173	498,189	458,671
Out-of-local-market certificates of deposit	124,005	76,475	91,501
Brokered certificates of deposit	415,151	285,689	249,643
Public time deposits	69,635	55,793	73,818

Total time deposits	1,133,964	916,146	873,633

Total interest-bearing deposits	$1,764,879	$1,567,891	$1,563,099

We evaluate trends in funding by changes in average balances. Year-to-date average deposit balances increased $167.8 million, or 8.5%, to $2.15 billion in 2004 from $1.98 billion during 2003. The increase in deposits was almost equally split between local customer and out-of-market funding sources. Out-of-market funding continues to be an important source of funds. Average brokered certificates of deposits increased $78.9 million during 2004, to $369.1 million in 2004 compared to an average of $290.3 million in 2003. In addition, average out-of-local-market certificates of deposits increased $4.2 million during 2004 to $96.7 million. From local customer sources, the largest increases in average balances were in noninterest-bearing demand deposits and customer certificates of deposits. Average noninterest bearing demand deposits were $447.3 million during 2004, an increase of $52.8 million, or 13.4%, from $394.5 million during 2003. Average customer certificates of deposits increased $34.8 million, or 7.3%, during 2004 to $510.6 million as compared to $475.8 million during 2003.

Period-end deposit balances increased $271.0 million, or 13.5%, to $2.28 billion at December 31, 2004 compared to $2.01 billion at December 31, 2003. Brokered certificates of deposit increased $129.5 million during 2004 to $415.2 million and out-of-local market certificates of deposit increased $47.5 million during 2004 to $124.0 million at year-end 2004. The largest increases in local customer funding occurred in noninterest-bearing demand deposits, which increased by $74.0 million to $519.2 million at year-end 2004, and customer certificates of deposit that increased by $27.0 million to $525.2 million at December 31, 2004.

On January 27, 2005, we completed the sale of our Broadview banking center. In addition to selling the physical land and building, we sold approximately $19.7 million of deposits. The deposits sold consisted of $2.5 million of noninterest-bearing demand deposits, $4.1 million of interest-bearing demand deposits and $13.1 million of certificates of deposit. The sale of these deposits did not have a material impact on our funding or cost of funds.

During 2003, year-to-date average deposits balances increased $102.3 million, or 5.5%, to $1.98 billion compared to $1.88 billion during 2002. Period-end deposits increased $49.3 million or 2.5%, to $2.01 billion at December 31, 2003, compared to $1.96 billion at December 31, 2002. The year-to-date average deposit balances showed a larger increase than the period-end balances because asset growth in the first half of 2003 was not maintained in the last half of the year. We relied on wholesale deposits as a source of funds in 2003, as deposits from customers were essentially flat. An increase in noninterest-bearing demand deposits was largely offset by a decline in interest-bearing demand deposits. Year-to-date average balances of brokered CDs rose $107.2 million during 2003 to meet heavy asset funding needs in the first half of the year. However, period-end brokered CDs increased by only $36.0 million at December 31, 2003 from December 31, 2002. Additionally, while our year-to-date average out-of-local-market CD balances increased $25.3 million to $92.5 million, the period-end balances actually declined by $15.0 million. Year-to-date average noninterest-bearing demand deposits increased $22.1 million, or 5.9%.

Over the years, our earning asset growth has exceeded our local customer deposit growth, which has resulted in our use of brokered and out-of-local-market certificates of deposit and other borrowed funds. We offer certificates of deposit to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These certificates of deposit are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of certificates of deposit obtained through this marketing medium was $124.0 million at December 31, 2004, as compared to $76.5 million and $91.5 million at December 31, 2003, and 2002, respectively. We also issue brokered certificates of deposit. The balance of our brokered certificates of deposit was $415.2 million, $285.7 million, and $249.6 million at December 31, 2004, 2003, and 2002, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered certificates of deposit without prior regulatory approval. The Bank is categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank.

We have entered into interest rate exchange contracts to hedge the fair values of brokered certificates of deposit for changes in interest rates. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon LIBOR. The notional amount of interest rate exchange contracts used to hedge the fair value of brokered certificates of deposit totaled $130.0 million and $50.0 million at December 31, 2004 and 2003, respectively.

Municipal deposits, consisting of public fund time deposits and repurchase agreements with state and local governments, are a significant funding source for the Bank. Total municipal deposits and repurchase agreements approximated $138 million, $130 million, and $124 million, at December 31, 2004, 2003, and 2002, respectively. Most of these deposits are collateralized by investment securities in our investment portfolio.

Time deposits, including public funds, in denominations of $100,000 or more totaled $331.3 million at December 31, 2004. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2004:

December 31, 2004
(in thousands)
3 months or less	$124,099
Between 3 months and 6 months	38,302
Between 6 months and 12 months	95,182
Over 12 months	73,744

Total	$331,327

Short-Term Borrowings

We also use short-term borrowings to support our asset base. Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks. The securities sold under agreement to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. At December 31, 2004, our short-term borrowings totaled $229.5 million as compared to $219.1 million at December 31, 2003. Average short-term borrowings for 2004 and 2003 were $219.4 million and $219.9 million, respectively. At December 31, 2004, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $120 million and $650 million, respectively.

The following table shows categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements were the only category meeting this criteria.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$185,737	$169,890	$175,504
Weighted average interest rate at year end	1.19%	0.75%	1.02%
Maximum amount outstanding (1)	$223,404	$219,658	$211,150
Average amount outstanding during the year	$176,944	$182,017	$190,287
Daily average interest rate during the year	0.97%	0.97%	1.44%

(1)	Based on amount outstanding at month end during each year.

Notes Payable and FHLB Advances

Notes payable consists of our subordinated debt, revolving credit facility, and term debt. FHLB advances consist of the Bank’s borrowings from the Federal Home Loan Bank of Chicago.

Notes payable. At both December 31, 2004 and 2003, we had $10.0 million of unsecured, subordinated debt that is subordinate to the claims of our general creditors. This debt requires interest only payments until maturity. The agreement was amended in 2004 to extend the maturity date by two years to November 27, 2011. The subordinated debt bears interest, based upon our election, at the prime rate plus 2.50% or LIBOR plus 2.75%. The interest rate at December 31, 2004 and 2003 was 5.13% and 3.92%, respectively. The subordinated debt qualifies as Tier II capital under Federal Reserve capital adequacy guidelines.

We also had $500,000 outstanding under our term loan at both December 31, 2004 and 2003. This loan requires interest only payments until maturity. The agreement was also amended in 2004 to extend the maturity date by two years to November 27, 2011. The loan bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. The interest rate at December 31, 2004 and 2003 was 3.53% and 3.50%, respectively. In addition, we have an $11.5 million revolving credit facility that has not yet been drawn upon. This facility bears interest, based upon our election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%. This facility also requires interest only payments until maturity. The facility was renewed during 2004 and the maturity date extended to November 27, 2005. The term note and the revolving credit facility are secured by all of our common stock of the Bank. We capitalized costs associated with obtaining the notes payable, such as loan fees and attorney costs. We are amortizing these costs to interest expense over seven years, the original term of the loans, using the straight-line method.

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets, and Company leverage. As of December 31, 2004, we were in compliance with these covenants. The agreement also restricts the amount of dividends that we can pay to shareholders and the amount of dividends that the Bank can pay to us. We are restricted from paying annual cash dividends to our common shareholders during a calendar year in excess of 25% of that year’s annual net income, additionally the Bank is restricted from paying annual cash dividends in a calendar year to us in excess of 60% of that year’s Bank net income.

FHLB advances. Our borrowings from the FHLB totaled $75.0 million at December 31, 2004 and $100.0 million at December 31, 2003. At December 31, 2004, the FHLB advances were collateralized by $43.2 million of investment securities, $7.6 million of FHLB stock, and a blanket lien on $97.6 million of qualified first-mortgage residential and home equity loans. At December 31, 2003, the FHLB advances were collateralized by $22.3 million of investment securities, $7.2 million of FHLB stock, and a blanket lien on $128.7 million of qualified first-mortgage residential and home equity loans. The weighted average interest rates at December 31, 2004 and 2003 were 4.56% and 4.04%, respectively. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2004, we had $87.6 million of junior subordinated debentures that were comprised of $46.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Beginning on January 1, 2004, we deconsolidated TAYC Capital Trust I in accordance with the guidance from Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities” (“FIN 46R”). At December 31, 2003, we had consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on the Consolidated Balance Sheets. We reported the cash distributions on the trust preferred securities of TAYC Capital Trust I in interest expense on the Consolidated Statements of Income. However, upon implementation of FIN 46R on January 1, 2004, we deconsolidated TAYC Capital Trust I and we do not consolidate TAYC Capital Trust II, which we formed in 2004. At December 31, 2004, we report a liability for the total balance of the junior subordinated debentures issued to the Trusts. We report the equity investments in the Trusts of $2.6 million in other assets on the Consolidated Balance Sheet at December 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYC Capital Trust I is a wholly owned subsidiary we formed for the purpose of issuing $45.0 million of trust preferred securities in October 2002. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of our 9.75% junior subordinated debentures. The sole assets of the TAYC Capital Trust I are our junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year.

In June 2004, we formed TAYC Capital Trust II, a wholly owned subsidiary, for the purpose of issuing $40.0 million of floating rate trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.2 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust II in $41.2 million of our floating rate junior subordinated debentures. The sole assets of the TAYC Capital Trust II are our junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 5.18% at December 31, 2004.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the Trusts under the respective trust preferred securities. See the section of this annual report captioned “Notes to Consolidated Financial Statements–Junior Subordinated Debentures” for additional details.

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity, trust preferred securities (up to certain limits), and, in prior periods, our noncumulative perpetual preferred stock. Goodwill is deducted from Tier I capital. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, our subordinated note payable and the portion of the trust preferred securities not includable in Tier I capital.

At December 31, 2004, 2003, and 2002, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. The holding company’s regulatory capital ratios declined in 2004 as a result of the increase in average and risk-weighted assets and the redemption of the preferred stock. During 2004, we redeemed the $38.25 million of Series A noncumulative perpetual preferred stock, all of which qualified as Tier I capital. The Series A preferred stock was redeemed with the proceeds from the issuance of $40.0 million of trust preferred securities by TAYC Capital Trust II on June 16, 2004. A portion of the trust preferred securities qualifies as Tier I capital and the remainder qualifies as Tier II capital. As a result, the redemption of the preferred stock and the issuance of the trust preferred securities caused a decline in Tier I capital, but no material impact on total capital (Tier I and Tier II). Total capital increased in 2004 because of earnings retention. At December 31, 2003, although our total regulatory capital increased, our ratios of total capital and Tier I capital to risk-weighted assets declined due to the increase in our total risk-weighted assets.

At December 31, 2004, 2003, and 2002, the Bank was considered “well capitalized” under regulatory capital guidelines. During 2004, the Bank’s ratio of Tier I to risk weighted assets and total capital to risk weighted assets both decreased. The decrease was a result of higher risk weighted assets, partly offset by an increase in regulatory capital. Regulatory capital increased through earnings retention. The Bank’s dividend payout as a percentage of Bank net income was 28% for the year ended December 31, 2004. All of the Bank’s capital ratios increased during 2003, as the Bank did not pay dividends to the holding company and growth in equity out paced the higher risk-weighted and average assets. We intend to maintain the Bank’s capital levels at amounts above the regulatory “well capitalized” guidelines.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,044	10.25%	>$199,026	>8.00%	>$248,783	>10.00%
Cole Taylor Bank	262,749	10.57	>198,933	>8.00	>248,666	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	180,776	7.27	>$99,513	>4.00	>$149,270	>6.00
Cole Taylor Bank	231,586	9.31	>99,466	>4.00	>149,200	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	180,776	6.48	>$111,545	>4.00	>$139,431	>5.00
Cole Taylor Bank	231,586	8.30	>111,604	>4.00	>139,504	>5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$177,300	>8.00%	>$221,625	>10.00%
Cole Taylor Bank	237,702	10.75	>176,823	>8.00	>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73	>88,650	>4.00	>132,975	>6.00
Cole Taylor Bank	209,990	9.50	>88,411	>4.00	>132,617	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64	>101,357	>4.00	>126,697	>5.00
Cole Taylor Bank	209,990	8.31	>101,130	>4.00	>126,413	>5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.61%	>$161,089	>8.00%	>$201,362	>10.00%
Cole Taylor Bank	210,180	10.47	>160,547	>8.00	>200,684	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	>80,545	>4.00	>120,817	>6.00
Cole Taylor Bank	184,984	9.22	>80,273	>4.00	>120,410	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	>98,625	>4.00	>123,281	>5.00
Cole Taylor Bank	184,984	7.52	>98,406	>4.00	>123,008	>5.00

During 2004, 2003, and 2002, we declared common stock dividends of $0.24 per share in each year. The amount of dividends paid was $2.3 million in both 2004 and 2003 and $1.8 million during 2002. The increase in common shares outstanding because of the October 2002 initial public offering of common stock caused the increase in the amount of dividends paid in the last two years.

During 2004, we also declared preferred stock dividends of $1.225 per share, totaling $1.9 million. We redeemed the Series A preferred stock on July 16, 2004, and therefore no longer pay preferred dividends. During 2003 and 2002, we declared preferred stock dividends of $2.25 per share, totaling $3.4 million in each year.

As of December 31, 2004, we had purchased 323,007 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. Previously, under the terms of our employee stock ownership plan, stock option agreements, and the restricted stock program, we were obligated to purchase shares of our stock from terminated employees related to “put” rights. We purchased 91,527 treasury stock shares during 2002 at a total cost of $1.7 million. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans and we purchased no additional treasury shares in 2004 or 2003.

Liquidity

In addition to the normal influx of liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Bank utilizes brokered and out-of-local-market certificates of deposit, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risk associated with reliance on wholesale funding sources by extending and laddering the maturity of these liabilities and pledging collateral. The FHLB borrowings are collateralized by the Bank’s first mortgage residential and home equity loans, selected investment securities, and FHLB stock. In addition, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. Under this program, at December 31, 2004, the Bank maintained $298 million of commercial loans as collateral with a lendable value of $225 million. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provide additional short-term borrowing capacity of $120 million at December 31, 2004. Pre-approved repurchase agreement availability with major brokers and banks totaled $650 million at December 31, 2004, subject to acceptable unpledged marketable securities.

From December 31, 2003 to December 31, 2004, our total assets increased by $284.4 million, or 10.9%. The increase in total assets was primarily funded with the $273.0 million increase in deposits. Noninterest-bearing demand deposits increased $74.0 million, brokered and out-of-local-market certificates of deposit increased $177.0 million and other customer deposits increased $20 million. Cash inflow from operations exceeded cash outflows by $37.1 million in 2004. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2005.

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

Our net cash outflows from investing activities for the years ended December 31, 2004, 2003, and 2002 were $305.8 million, $94.2 million, and $140.3 million, respectively. During all three annual periods, the net outflow was caused by increased loans. In addition, during all three years, cash provided by repayments, maturities, and sales of investment securities were mostly reinvested in the purchase of investment securities. During 2004, we used $53.7 million of liquidity to increase our investment portfolio.

Our net cash inflows from financing activities for years ended December 31, 2004, 2003, and 2002 were $259.4 million, $48.6 million, and $173.9 million, respectively. During 2004, a net increase in deposits produced

$273.0 million of cash inflow. Short-term-borrowings increased by $10.4 million, while FHLB advances decreased by $25.0 million because of maturities. We used proceeds from the issuance of $41.2 million of junior subordinated debentures to TAYC Capital Trust II in mid-2004 to redeem all of the outstanding Series A preferred stock at its stated amount of $38.25 million. During 2003, the net inflow was primarily produced by a $49.3 million increase in deposits, primarily from wholesale sources. During 2002, from the issuance of 2,587,500 common shares, net of issuance costs, we received proceeds of $38.4 million, while we received net proceeds from the issuance of trust preferred securities of $41.9 million. In addition, during 2002, cash inflows of $130.1 million were also provided by deposit growth, primarily from wholesale funding sources. We also used a portion of the proceeds from the common stock and trust preferred offerings to reduce our notes payable.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. During 2004, the Bank declared $8.0 million of dividends to the holding company. During 2003, the Bank did not declare any dividends because we had sufficient liquidity from the proceeds of our concurrent offering of common and trust preferred securities during 2002, the insurance reimbursement and estimated tax payment refund received in 2003. We received $13.0 million of dividends from the Bank during 2002. Our notes payable agreement with our lender limits the amount of common dividends that the Bank can pay to us in any year to 60% of that year’s Bank net income. The Bank is also subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2004, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $57.1 million. We also receive funds from the exercise of employee stock options. We received $2.6 million during 2004 from the exercise of employee stock options, compared to $1.3 million and $537,000 in 2003 and 2002, respectively. We also have an $11.5 million revolving credit facility, which was not drawn upon at December 31, 2004.

Our liquidity uses at the holding company level consist primarily of dividends to stockholders, debt service requirements on the debentures issued to TAYC Capital Trust I and TAYC Capital Trust II, and expenses for general corporate purposes. We expect the Bank to continue paying us dividends during 2005, and we believe that the Bank currently has adequate capital to allow continued dividends out of earnings to support our expected liquidity demands arising from our normal operations.

During mid-2004, we received net proceeds, after issuance costs, of $40.8 million from the issuance of junior subordinated debentures to TAYC Capital Trust II. We used most of these proceeds to redeem all of our outstanding Series A preferred stock. The redemption price was the stated value of $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. The remainder of the proceeds were used for general corporate purposes.

During 2002, we received net proceeds of $38.4 million from the common stock offering and $41.9 million from the trust preferred offering. These proceeds are net of underwriters’ discount and issuance costs, such as legal and accounting fees and printing costs. We used $61.9 million of the net proceeds from the offerings to fully satisfy our obligations under the litigation settlement agreements related to the 1997 acquisition of the Bank. We also used $17.0 million of the net proceeds to restructure our notes payable and reduce outstanding indebtedness.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit, financial guarantees and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk. We had commitments to extend credit of $870.4 million and $835.0 million at December 31, 2004 and 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, approximately 60% of available consumer and commercial loan commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements. We had $114.8 million and $103.8 million of financial and performance standby letters of credit at December 31, 2004 and 2003, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

The following table shows as of December 31, 2004 the loan commitments and financial guarantees by maturity date.

	December 31, 2004
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$457,937	$266,580	$9,640	$13,008	$747,165
Consumer	3,666	10,047	3,642	105,894	123,249
Financial guarantees:
Financial standby letters of credit	38,044	16,574	7,634	1,088	63,340
Performance standby letters of credit	46,170	4,983	190	150	51,493

At December 31, 2004, our only derivative financial instruments were interest-rate exchange contracts. An interest-rate exchange contract, or swap, is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Our objective in holding interest-rate swaps is interest rate risk management.

At December 31, 2004 and 2003, we had interest rate exchange contracts with notional amounts totaling $130.0 million and $50.0 million, respectively, to hedge the fair values of certain brokered certificates of deposit for changes in interest rates. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon LIBOR. We account for these contracts as fair value hedges and use the “short-cut” method of accounting for changes in fair value. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. During 2004, interest rate exchange agreements with notional amounts totaling $50.0 million were called by the counterparty. Once we were notified, we called the related brokered certificates of deposit.

During 2004, we entered into an interest rate exchange contract, with a notional amount of $50.0 million, to hedge the variability in cash flows on $50.0 million of prime-indexed commercial loans. Under the terms of the interest rate exchange contract, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate. We account for this as a cash flow hedge, and we expect the contract to be highly effective, over the life of the agreement, in hedging the variability of cash flows on prime-indexed loans due to movements in the prime-lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. We review the hedging relationship periodically for effectiveness. During 2004, we determined the hedging relationship to be highly effective, and we recorded no ineffectiveness during the year.

During 2003, we entered into interest rate exchange contracts, with a total notional amount of $200 million, to hedge the variability of cash flows of $200 million of prime-indexed commercial loans and accounted for these transactions as cash flow hedges. In October 2003, these interest rate exchange contracts were terminated with the original counterparties. The resulting gain on termination of $885,000 net of taxes, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain is being reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2004 and 2003, $172,000 and $43,000, respectively, of this deferred gain was reclassified into interest income. During 2005, an additional $172,000 of this deferred gain is expected to be reclassified into interest income.

The following table shows, as of December 31, 2004, our obligations and commitments to make future payments under contracts, debt and lease agreements and for maturing time deposits. FHLB advances are categorized by their call date as opposed to maturity date.

	December 31, 2004
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$75,000	$—	$—	$10,500	$85,500
Junior subordinated debentures	—	—	—	87,638	87,638
Time deposits	743,621	209,190	73,077	108,076	1,133,964
Operating leases	3,163	6,102	5,453	15,816	30,534

Total	$821,784	$215,292	$78,530	$222,030	$1,337,636

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of imbedded options in products such as callable and mortgage-backed securities, real estate mortgage loans, and callable borrowings are considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

Our net interest margin increased during the second half of 2004 in response to the 125 basis point increase in our prime rate. Our loan interest income increased as our $1.2 billion in prime-indexed, floating-rate commercial loans adjusted to higher yields. Critical factors affecting our net interest margin in future periods will be our pricing strategy on deposit products and whether the current yield curve remains unchanged. Our modeling of the December 31, 2004 balance sheet using the market interest rates in effect at year-end, indicated increased pressure on the margin in future periods as many of our interest-bearing liabilities continue to re-price to current rates as they mature.

Our simulation modeling of a continued rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $3.8 million, or 3.84%, higher than the net interest income in the rates unchanged scenario at December 31, 2004. Conversely, at December 31, 2004, net interest income at risk for year one in a 100 basis points falling rate scenario was calculated at $4.2 million, or 4.23%, lower than the net interest income in the rates unchanged scenario. These exposures were within our policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at December 31, 2004 was generally consistent with our exposure at December 31, 2003. In the December 31, 2003 modeling, we used a 200 basis point rising and a 50 basis point falling rate scenarios.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2004 and 2003:

	Change in Future Net Interest Income
	At December 31, 2004		At December 31, 2003
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$3,806	3.84%	$3,175	3.46%
- 50 basis points over one year	—	—	(2,200)	(2.40)%
- 100 basis points over one year	(4,194)	(4.23)%	—	—

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future deposit activity.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$24,149	$—	$—	$—	$—	$—	$24,149
Investment securities and FHLB/Federal Reserve Bank stock	9,780	44,804	47,747	204,510	87,921	151,373	546,135
Loans	1,469,338	58,507	63,218	205,430	288,781	126,332	2,211,606

Total interest-earning assets	1,503,267	103,311	110,965	409,940	376,702	277,705	2,781,890

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	217,737	291,679	—	—	—	121,499	630,915
Certificates of deposit	184,118	354,149	333,339	209,046	53,169	143	1,133,964
Short-term borrowings	229,547	—	—	—	—	—	229,547
Notes payable/FHLB advances	—	10,500	—	—	—	75,000	85,500
Junior subordinated debentures	—	41,238	—	—	—	46,400	87,638

Total interest-bearing liabilities	631,402	697,566	333,339	209,046	53,169	243,042	2,167,564

Period gap	$871,865	$(594,255)	$(222,374)	$200,894	$323,533	$34,663	$614,326

Cumulative gap	$871,865	$277,610	$55,236	$256,130	$579,663	$614,326

Period gap to total assets	30.19%	-20.58%	-7.70%	6.96%	11.20%	1.20%

Cumulative gap to total assets	30.19%	9.61%	1.91%	8.87%	20.07%	21.27%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	238.08%	120.89%	103.32%	113.69%	130.12%	128.34%

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

New Accounting Pronouncements

In December 2003, FASB issued FIN 46R that provided new accounting guidance on when to consolidate a variable interest entity. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004. Beginning on January 1, 2004, the FIN 46R guidance required us to deconsolidate TAYC Capital Trust I. Not consolidating the TAYC Capital Trust I did not have a material impact on our reported results of operations or financial condition.

Before January 1, 2004, we consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on our Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures.” The cash distributions on the trust preferred securities of TAYC Capital Trust I were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, we deconsolidated TAYC Capital Trust I. In addition, we do not consolidate TAYC Capital Trust II, which was formed in 2004. Beginning in 2004, we now report a liability for the total balance of the junior subordinated debentures from the Trusts, which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. Our equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense on the Consolidated Statements of Income.

In 2004, the FASB released Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue No. 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment. The guidance from Issue No. 03-01 was to become effective for annual financial statements for fiscal years ending after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-01-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delayed the effective date for certain measurement and recognition guidance of Issue 03-01. This delay did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. In addition, the quantitative and qualitative disclosure requirements of Issue No. 03-1 remain in effect. We will complete our evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB revised and reissued SFAS No. 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R is effective for interim periods beginning after June 15, 2005. SFAS 123R requires public entities to measure cost of employee services received in exchange for award of equity securities based on the grant-date fair value of the award. The cost of the award will be recognized over the period during which an employee is required to provide service. Public entities are required to measure the cost of employee services received in exchange for an award of liability instruments based upon the current fair value, adjusted at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation over that period. SFAS 123R eliminates the intrinsic value method of accounting for employee stock options under APB Opinion No. 25. As a result, we will be required to record compensation expense in the future for all existing stock options that have not vested as of June 30, 2005, and for all future grants of employee stock options. While we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements and the transitional provisions of SFAS 123R, we expect to record increased expense as a result of implementation.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2004 and 2003. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2004 Quarter Ended				2003 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands)
Interest income	$37,002	$34,972	$32,869	$32,510	$32,648	$33,576	$34,873	$34,787
Interest expense	11,735	10,633	9,376	9,408	9,123	9,856	10,567	10,608

Net interest income	25,267	24,339	23,493	23,102	23,525	23,720	24,306	24,179
Provision for loan losses	1,833	2,750	2,750	2,750	2,700	2,700	1,533	2,300
Noninterest income	5,923	4,280	4,304	4,675	4,939	5,590	4,977	4,535
Gain (loss) on sale of investment securities, net	(201)	345	—	—	—	—	—	—
Noninterest expense	18,164	16,310	18,416	18,783	22,545	19,005	19,223	18,450

Income before income taxes	10,992	9,904	6,631	6,244	3,219	7,605	8,527	7,964
Income taxes	3,606	3,072	2,324	2,108	728	2,013	2,988	2,839

Net income	$7,386	$6,832	$4,307	$4,136	$2,491	$5,592	$5,539	$5,125

Earnings per share:
Basic	$0.77	$0.72	$0.35	$0.35	$0.17	$0.50	$0.50	$0.45
Diluted	0.76	0.71	0.34	0.34	0.17	0.50	0.49	0.45

Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

The interest rate environment significantly impacts our profitability.

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

As of December 31, 2004, our internal financial models indicated an exposure to our net interest income from both declining or static (flat) rates. If we experienced no change in the volume and mix of our earning assets and if interest rates were to remain static, while our earning asset yields would likely remain flat our liability rates would likely increase, resulting in a reduced net interest margin. Our net interest income would also be under stress if rates were to fall. The net interest income at risk for year one in the falling rate scenario of 100 basis points was calculated at $4.2 million, or 4.23%, lower than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank, or FHLB, advances, brokered deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements and federal funds purchased. At December 31, 2004, we had $75.0 million of FHLB advances, $415.2 million of brokered deposits, and $124.0 million of out-of-local-market certificates of deposit outstanding. At December 31, 2004, we had no broker/dealer repurchase agreements. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Net loan charge-offs totaled $7.0 million, $9.0 million, and $6.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

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

In 2001, we began implementing a business strategy that involves an enhanced focus on commercial banking and wealth management activities. At part of this strategy, we discontinued offering some products and services in order to deploy additional resources to our commercial banking activities. Specifically, we discontinued non-customer conforming first mortgage loan originations, some fiduciary trust services and the funding of broker-sourced home equity, auto and manufactured housing loans. As our operations become less diversified, we expect the risks associated with our commercial banking activities to have a greater impact on our overall performance.

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

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if it is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations. Our losses relating to these operational risks were $342,000, $229,000, and $381,000, for the years ended December 31, 2004, 2003, and 2002, respectively. These losses related primarily to non-employee initiated theft or fraud involving either loan or deposit accounts.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 8, 2005

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,101	$53,254
Short-term investments	15,000	3,550
Federal funds sold	9,149	31,700

Total cash and cash equivalents	79,250	88,504
Investment securities:
Available-for-sale, at fair value	533,344	487,777
Held-to-maturity, at amortized cost (fair value of $275 and $564 at December 31, 2004 and 2003, respectively)	275	525
Loans, net of allowance for loan losses of $37,484 and $34,356 at December 31, 2004 and 2003, respectively	2,174,122	1,927,652
Premises, leasehold improvements and equipment, net	14,787	20,548
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,516	12,058
Other real estate and repossessed assets, net	58	164
Goodwill	23,354	23,354
Other assets	50,370	43,074

Total assets	$2,888,076	$2,603,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$519,158	$445,193
Interest-bearing	1,764,879	1,567,891

Total deposits	2,284,037	2,013,084
Short-term borrowings	229,547	219,108
Accrued interest, taxes and other liabilities	46,093	39,479
Notes payable and FHLB advances	85,500	110,500
Junior subordinated debentures	87,638	45,000

Total liabilities	2,732,815	2,427,171

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized. At December 31, 2003, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	—	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,976,556 and 9,809,731 shares issued at December 31, 2004 and 2003, respectively; 9,653,549 and 9,486,724 shares outstanding at December 31, 2004 and 2003, respectively	100	98
Surplus	147,682	143,918
Unearned compensation - stock grants	(1,383)	(1,138)
Retained earnings (deficit)	16,386	(2,106)
Accumulated other comprehensive income (loss)	(467)	4,520
Treasury stock, at cost, 323,007 shares at December 31, 2004 and 2003	(7,057)	(7,057)

Total stockholders’ equity	155,261	176,485

Total liabilities and stockholders’ equity	$2,888,076	$2,603,656

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Interest income:
Interest and fees on loans	$114,598	$111,963	$118,444
Interest and dividends on investment securities:
Taxable	20,486	21,158	24,448
Tax-exempt	1,998	2,309	2,759
Interest on cash equivalents	271	454	364

Total interest income	137,353	135,884	146,015

Interest expense:
Deposits	28,389	28,396	35,285
Short-term borrowings	2,228	2,124	3,339
Notes payable and FHLB advances	4,336	4,617	5,098
Junior subordinated debentures	6,199	5,017	958

Total interest expense	41,152	40,154	44,680

Net interest income	96,201	95,730	101,335
Provision for loan losses	10,083	9,233	9,900

Net interest income after provision for loan losses	86,118	86,497	91,435

Noninterest income:
Service charges	10,854	12,336	12,206
Trust and investment management fees	5,471	5,051	5,541
Gain on sale of investment securities, net	144	—	2,076
Other noninterest income	2,857	2,654	2,156

Total noninterest income	19,326	20,041	21,979

Noninterest expense:
Salaries and employee benefits	38,951	41,066	43,780
Occupancy of premises	7,465	7,203	6,500
Furniture and equipment	3,892	3,457	3,457
Lease abandonment and termination charges	984	3,534	—
Corporate insurance	2,334	2,989	1,634
Computer processing	1,874	2,038	2,400
Legal fees, net	1,808	943	4,098
Advertising and public relations	1,489	3,050	2,187
Other intangible assets amortization	13	370	366
Litigation settlement charge	—	—	61,900
Other noninterest expense	12,863	14,573	16,832

Total noninterest expense	71,673	79,223	143,154

Income (loss) before income taxes	33,771	27,315	(29,740)
Income taxes	11,110	8,568	11,675

Net income (loss)	$22,661	$18,747	$(41,415)

Preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income (loss) applicable to common stockholders	$20,786	$15,304	$(44,857)

Basic earnings (loss) per common share	$2.18	$1.62	$(6.12)
Diluted earnings (loss) per common share	2.16	1.61	(6.12)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of common stock, net of issuance costs	—	26	38,381	—	—	—	—	38,407
Issuance of stock grants	—	—	950	(950)	—	—	—	—
Forfeiture of stock grants	—	—	(244)	73	—	—	—	(171)
Amortization of stock grants	—	—	—	444	—	—	—	444
Exercise of stock options	—	—	537	—	—	—	—	537
Tax benefit on stock options exercised and stock awards	—	—	131	—	—	—	—	131
Purchase of treasury stock	—	—	—	—	—	—	(1,717)	(1,717)
Comprehensive income (loss):
Net loss	—	—	—	—	(41,415)	—	—	(41,415)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	6,841	—	6,841

Total comprehensive loss								(34,574)

Preferred Dividends — $2.25 per share	—	—	—	—	(3,442)	—	—	(3,442)
Common Dividends — $0.24 per share	—	—	—	—	(1,794)	—	—	(1,794)

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	596	(596)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	486	—	—	—	486
Exercise of stock options	—	1	1,268	—	—	—	—	1,269
Tax benefit on stock options exercised and stock awards	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	18,747	—	—	18,747
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,989)	—	(7,989)
Deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	842	—	842

Total comprehensive income								11,600

Preferred Dividends — $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common Dividends — $0.24 per share	—	—	—	—	(2,270)	—	—	(2,270)

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	775	(775)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	511	—	—	—	511
Exercise of stock options	—	2	2,550	—	—	—	—	2,552
Tax benefit on stock options exercised and stock awards	—	—	507	—	—	—	—	507
Comprehensive income:
Net income	—	—	—	—	22,661	—	—	22,661
Change in unrealized gains (losses) on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,477)	—	(4,477)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(338)	—	(338)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								17,674

Preferred Dividends — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common Dividends — $0.24 per share	—	—	—	—	(2,294)	—	—	(2,294)

Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$22,661	$18,747	$(41,415)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Lease abandonment and termination charge	984	3,534	—
Investment securities gains, net	(144)	—	(2,076)
Amortization of premiums and discounts, net	1,673	986	672
Deferred loan fee amortization	(3,331)	(2,631)	(1,901)
Provision for loan losses	10,083	9,233	9,900
Loss (gain) on sales of loans originated for sale	—	—	23
Proceeds from sales of loans originated for sale	—	—	258
Depreciation and amortization	3,388	3,623	3,726
Amortization of goodwill and intangible assets	13	370	366
Deferred income taxes	(1,236)	(2,667)	(1,906)
Loss (gain) on sales of other real estate	225	(35)	16
Provision for other real estate	71	—	16
Gain on sale of credit card loans	—	(140)	—
Gain on sale of trust business	—	—	(510)
Other, net	722	1,740	2,515
Changes in other assets and liabilities:
Accrued interest receivable	(2,324)	1,377	42
Other assets	1,492	2,259	(596)
Accrued interest, taxes and other liabilities	2,855	4,802	1,888

Net cash provided (used) by operating activities	37,132	41,198	(28,982)

Cash flows from investing activities:
Purchases of available-for-sale securities	(251,894)	(243,964)	(167,475)
Proceeds from principal payments and maturities of available-for-sale securities	94,435	243,692	78,990
Proceeds from principal payments and maturities of held-to-maturity securities	250	300	25
Proceeds from sales of available-for-sale securities	103,475	—	92,989
Net increase in loans	(254,823)	(91,255)	(143,780)
Sale of credit card loans	—	1,259	—
Investment in TAYC Capital Trust II	(1,239)	—	—
Additions to premises, leasehold improvements and equipment	(1,235)	(6,057)	(2,030)
Proceeds from the sale of premises, leasehold improvements and equipment	3,802	—	—
Proceeds from sales of other real estate	1,411	1,779	530
Proceeds from sales of trust business	—	—	453

Net cash used in investing activities	(305,818)	(94,246)	(140,298)

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Net increase in deposits	$273,002	$49,335	$130,060
Net increase (decrease) in short-term borrowings	10,439	3,748	(29,633)
Repayments of notes payable and FHLB advances	(25,000)	(15,000)	(39,200)
Proceeds from notes payable and FHLB advances	—	15,000	38,700
Proceeds from issuance of junior subordinated debentures	41,238	—	45,000
Trust preferred issuance costs	(390)	—	(3,132)
Redemption of preferred securities	(38,250)	—	—
Proceeds from issuance of common securities, net	—	—	38,407
Proceeds from exercise of employee stock options	2,552	1,269	537
Purchase of treasury stock	—	—	(1,717)
Dividends paid	(4,159)	(5,709)	(5,081)

Net cash provided by financing activities	259,432	48,643	173,941

Net increase (decrease) in cash and cash equivalents	(9,254)	(4,405)	4,661

Cash and cash equivalents, beginning of year	88,504	92,909	88,248
Cash and cash equivalents, end of year	$79,250	$88,504	$92,909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39,067	$40,936	$45,034
Income taxes	11,809	5,512	7,674
Litigation settlement charge	—	—	61,900

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of income taxes	$(4,987)	$(7,147)	$6,841
Loans transferred to other real estate	1,601	1,283	618
Tax benefit on stock options exercised and stock awards	507	175	131

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

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The primary subsidiaries of the Company are Cole Taylor Bank (the “Bank”), TAYC Capital Trust I and TAYC Capital Trust II (each, a Trust and collectively, the “Trusts”). The Bank, a wholly-owned subsidiary, is a $2.9 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. TAYC Capital Trust I, formed in 2002, and TAYC Capital Trust II, formed in June 2004, are Delaware statutory trusts created to issue trust preferred securities. The Company owns all the common stock of the Trusts.

Prior to 2004, the consolidated financial statements included the accounts of the Company, the Bank, and TAYC Capital Trust I. Beginning on January 1, 2004, the Company deconsolidated TAYC Capital Trust I in accordance with the guidance from Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities,” (“FIN 46R”). As a result, beginning in 2004, the consolidated financial statements include the accounts of the Company and the Bank and do not include the accounts of TAYC Capital Trust I and TAYC Capital Trust II, both of which are unconsolidated subsidiaries. All significant intercompany balances and transactions between consolidated companies have been eliminated.

The Company’s products and services consist of commercial banking credit and deposit products delivered by a single operations area. The Company does not have separate and discreet operating segments.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, and federal funds sold. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method. A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed other- than-temporary results in a reduction in carrying amount to fair value, a charge to earnings, and a new cost basis

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the security. In determining if an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold an investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income.

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates the interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loans’ yields.

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

A portion of the total allowance for loan losses is related to impaired loans. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans. A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Recognition on Nonaccrual Loans:

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

Other Real Estate:

Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, the other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less costs to sell, through a charge to the allowance for loan losses, if necessary. Subsequent write-downs required by changes in estimated fair value or disposal expenses are provided through a valuation allowance and the provision for losses is charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from their disposition are also included in current operations as other noninterest expense.

Goodwill and Intangible Assets:

Goodwill was created upon the Company’s acquisition of the Bank in 1997 and represents the excess of purchase price over the fair value of net assets acquired. The transaction was accounted for by the purchase method of accounting. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Beginning on January 1, 2002, goodwill is no longer subject to amortization. Instead, goodwill is tested annually for impairment, and if, at any time impairment exists, the Company will record an impairment loss.

Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered. The Bank has intangible assets, associated with the acquisition of various lines of trust business, which are considered to have finite lives. These intangible assets are being amortized using a straight-line method over the estimated life of the acquired business.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Benefit Plans:

Stock Option Plan: The Company applies the intrinsic value method of accounting promulgated under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, establishes a fair value method of accounting for stock-based compensation, but it allows entities to continue to apply the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provide certain pro forma net income disclosures determined as if the fair value method defined in SFAS No. 123 had been applied.

The following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousand, except per share amounts)
Net income (loss) as reported	$22,661	$18,747	$(41,415)
Add: Stock-based compensation, net of tax, included in the determination of net income (loss), as reported	278	253	275
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(757)	(769)	(651)

Pro forma net income (loss)	22,182	18,231	(41,791)
Less preferred dividend requirements	(1,875)	(3,443)	(3,442)

Pro forma net income (loss) available to common stockholders	$20,307	$14,788	$(45,233)

Basic earnings (loss) per share
As reported	$2.18	$1.62	$(6.12)
Pro forma	2.13	1.56	(6.18)

Diluted earnings (loss) per share
As reported	$2.16	$1.61	$(6.12)
Pro forma	2.11	1.55	(6.18)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant assumptions used to determine the fair value of stock option awards, using a modified Black-Scholes option pricing model, under the fair value accounting method from SFAS No. 123, as amended by SFAS No. 148:

	For the Years Ended December 31,
	2004	2003	2002
Grant date fair value per share	$6.03	$4.48	$5.00
Significant assumptions:
Risk-free interest rate at grant date	3.40%	3.74%	5.10%
Expected stock price volatility	16.02%	14.96%	14.55%
Expected dividend payout	0.92%	1.19%	1.24%
Expected option life	7 years	7 years	7 years

Restricted Stock Plan: Under its plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The Company accounts for restricted stock grants with only future service requirements under the fixed method of accounting. Compensation expense is recorded for the fair market value of the stock at the date of grant. The expense is recognized over the vesting period of the award. No expense is recorded on awards that are forfeited. For awards that vest upon satisfaction of specified performance criteria, the Company uses the variable method of accounting with the final measure of compensation cost based upon the number of shares that ultimately vest and the market price on the date the performance criteria are met. At each interim date, compensation cost is measured based upon an estimate of the number of shares that will vest considering the performance criteria and the market price of the stock at the interim date. Under both the variable and fixed method of accounting, unearned compensation is recorded as a reduction in stockholders’ equity.

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allows the participants to defer a portion of their base, commission, or incentive compensation. The amount of compensation deferred by the participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participants. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their approximate fair market value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities in the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other noninterest income on the Consolidated Statements of Income. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Income.

Advertising Costs:

Advertising costs include expenditures for print and television advertisements and are generally expensed as incurred. However, production costs incurred for long-term television advertising campaigns may be capitalized and amortized over the expected time horizon that the commercials will air. Included in other assets on the Consolidated Balance Sheets at December 31, 2003 were capitalized advertising costs of $503,000 associated with the production costs of a television advertising campaign. These costs were written off during 2004 when the campaign was discontinued.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities:

At times, the Company uses certain interest rate contracts (floors and swaps) to manage interest rate and market risk. The Company designates these derivative instruments as either a fair value hedge of a specific existing asset or liability or a cash flow hedge of exposure to variability in expected future cash flows associated with existing assets or liabilities or forecasted transactions. For fair value hedges, the derivative instruments and the related hedged asset or liability are recognized on the Consolidated Balance Sheets at their fair values. Any gains and losses that result from changes in the fair value of the derivative instrument and the related hedged asset or liability are included in noninterest income in the Consolidated Statements of Income. For cash flow hedges, the derivative instruments are recognized on the Consolidated Balance Sheets at their fair value with the effective portion of the corresponding gain or loss recorded in other comprehensive income, net of income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings on the same income statement line as that which is related to the hedged item. For all derivative instruments, net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The Company’s asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is sold, expires, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. For fair value hedges that the derivative instruments are sold or terminated, the Company would record any net gain or loss realized as a basis adjustment to the related hedged item and amortize the basis adjustment over the same periods which the hedge item would have affected earnings. For cash flow hedges that the derivative instruments are sold or terminated, the amount of any net realized gains or losses continues to be recorded in other comprehensive income, net of tax, and is reclassified into earnings over the same periods which the hedged transactions would have affected earnings.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income:

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale securities, and gains and losses associated with cash flow hedging instruments. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. Also, see Note 22 – “Other Comprehensive Income” for further details.

New Accounting Standards:

In December 2003, FASB issued FIN 46R that provided new accounting guidance on when to consolidate a variable interest entity. Application of FIN 46R was effective for interests in certain variable interest entities as of December 31, 2003, and for all other types of variable interest entities for periods ending after March 15, 2004. Beginning on January 1, 2004, the FIN 46R guidance required the Company to deconsolidate TAYC Capital Trust I. Not consolidating the TAYC Capital Trust I did not have a material impact on the Company’s reported results of operations or financial condition.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Before January 1, 2004, the Company consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on the Consolidated Balance Sheets under the caption “guaranteed preferred beneficial interest in the Company’s junior subordinated debentures.” The cash distributions on the trust preferred securities of TAYC Capital Trust I were also reported in interest expense, under a similar caption on the Consolidated Statements of Income. On January 1, 2004, the Company deconsolidated TAYC Capital Trust I. In addition, the Company does not consolidate TAYC Capital Trust II. The Company now reports a liability for the total balance of the junior subordinated debentures from the Trusts, which corresponds to the sum of the trust preferred securities and the common equity of the Trusts. The Company’s equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

In 2004, the FASB released Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue No. 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment. The guidance from Issue No. 03-01 was to become effective for annual financial statements for fiscal years ending after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-01-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delayed the effective date for certain measurement and recognition guidance of Issue No. 03-01. This delay did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. In addition, the quantitative and qualitative disclosure requirements of Issue No 03-1 remain in effect. The Company will complete its evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB revised and reissued SFAS No. 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R is effective for interim periods beginning after June 15, 2005. SFAS 123R requires public entities to measure cost of employee services received in exchange for award of equity securities based on the grant-date fair value of the award. The cost of the award will be recognized over the period during which an employee is required to provide service. Public entities are required to measure the cost of employee services received in exchange for an award of liability instruments based upon the current fair value, adjusted at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation over that period. SFAS 123R eliminates the intrinsic value method of accounting for employee stock options under APB Opinion No. 25. As a result, the Company will be required to record compensation expense in the future for all existing stock options that have not vested as of June 30, 2005, and for all future grants of employee stock options. The Company has not yet completed its evaluation of the impact of adoption on the consolidated financial statements and the transitional provisions of SFAS 123R.

Reclassifications:

Amounts in the prior years’ financial statements are reclassified whenever necessary to conform to the current year’s presentation.

All share and per share data has been restated for a three-for-two stock split declared on September 13, 2002 for common shareholders of record as of October 2, 2002.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2004 and 2003 was approximately $1.1 million and $1.0 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$176,888	$3,355	$—	$180,243
Collateralized mortgage obligations	116,053	1,026	(779)	116,300
Mortgage-backed securities	143,259	1,461	(1,648)	143,072
State and municipal obligations	45,918	2,244	—	48,162

Total available-for-sale	482,118	8,086	(2,427)	487,777

Held-to-maturity:
Other debt securities	525	39	—	564

Total held-to-maturity	525	39	—	564

Total	$482,643	$8,125	$(2,427)	$488,341

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, for investment securities with unrealized losses as of December 31, 2004, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At December 31, 2004, the Company had 24 investment securities in an unrealized loss position. Of these securities, six securities have been in a loss position for more than twelve months. Management believes that none of these unrealized losses represents other-than-temporary impairments of the investment portfolio. Management believes that it has both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
U.S. government agency securities	$128,066	$(753)	$—	$—	$128,066	$(753)
Collateralized mortgage obligations	84,629	(1,037)	25,128	(497)	109,757	(1,534)
Mortgage-backed securities	47,706	(741)	62,202	(1,158)	109,908	(1,899)
State and municipal obligations	—	—	—	—	—	—

Temporarily impaired securities – Available-for-sale	260,401	(2,531)	87,330	(1,655)	347,731	(4,186)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$260,401	$(2,531)	$87,330	$(1,655)	$347,731	$(4,186)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2004.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$13,666	$13,802
Due after one year through five years	149,223	149,236
Due after five years through ten years	56,089	56,409
Due after ten years	17,060	17,853
Collateralized mortgage obligations	117,020	115,693
Mortgage-backed securities	181,515	180,351

Totals	$534,573	$533,344

Held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	275	275
Due after five years through ten years	—	—
Due after ten years	—	—

Totals	$275	$275

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains of $397,000 were realized on the sale of investment securities classified as available-for-sale during 2004, while no gross gains were realized during 2003 and $2.1 million of gross gains on available-for-sale investment securities were realized in 2002. Gross losses of $253,000 were realized on the sale of available-for-sale investment securities in 2004, while no gross losses were realized on available-for-sale investment securities in 2003 and 2002.

Investment securities with an approximate book value of $304 million and $270 million at December 31, 2004 and 2003, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $12.5 million and $12.1 million at December 31, 2004 and 2003, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

4. Loans

Loans classified by type at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Commercial and industrial	$656,099	$589,987
Commercial real estate secured	732,251	642,364
Real estate-construction	531,868	364,294
Residential real estate mortgages	64,569	86,710
Home equity loans and lines of credit	207,164	253,006
Consumer	18,386	24,636
Other loans	1,460	1,330

Gross loans	2,211,797	1,962,327
Less: Unearned discount	(191)	(319)

Total loans	2,211,606	1,962,008
Less: Allowance for loan losses	(37,484)	(34,356)

Loans, net	$2,174,122	$1,927,652

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts of nonperforming loans at December 31, 2004, 2003, and 2002 and the related interest on nonaccrual loans for the years then ended:

	2004	2003	2002
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$1,807	$4,728	$6,151
Recorded balance of nonaccrual loans, at end of year	12,286	18,056	12,107

Total nonperforming loans	$14,093	$22,784	$18,258

Restructured loans not included in nonperforming loans	$1,777	$130	$313
Interest on nonaccrual loans recognized in income	160	458	256
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	766	1,157	1,182

Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

Information about the Company’s impaired loans at or for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$12,271	$12,788	$9,454
With no related allowance for loan loss	6,056	11,559	7,453

Total	$18,327	$24,347	$16,907

Allowance for loan losses related to impaired loans, at end of year	$1,067	$5,503	$3,333
Average balance of impaired loans for the year	20,797	23,377	16,616
Interest income recognized on impaired loans for the year	1,004	982	598

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$34,356	$34,073	$31,118
Provision for loan losses	10,083	9,233	9,900
Loans charged-off	(9,120)	(9,948)	(8,533)
Recoveries on loans previously charged-off	2,165	998	1,588

Net charge-offs	(6,955)	(8,950)	(6,945)

Balance at end of year	$37,484	$34,356	$34,073

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests, which individually exceeded $60,000, totaled $32.8 million and $25.3 million at December 31, 2004 and 2003, respectively. During 2004 and 2003, new loans totaled $20.8 million and $16.8 million, respectively and repayments totaled $13.3 million and $18.2 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

5. Premises, Leasehold Improvements, and Equipment

Premises, leasehold improvements, and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Land and improvements	$2,414	$3,819
Buildings and improvements	3,931	10,377
Leasehold improvements	4,525	4,387
Furniture, fixtures and equipment	17,256	16,999

Total cost	28,126	35,582
Less accumulated depreciation and amortization	(13,339)	(15,034)

Net book value	$14,787	$20,548

In connection with the consolidation of its corporate operations and administrative functions into a centrally located corporate center, the Company completed sales of two of its facilities in 2004. In June 2004, the Company completed the sale of its Burbank facility and agreed to lease back approximately one-half of the space for a banking center and administrative offices. Upon sale, the Company realized a gain of $245,000 that was deferred and is being amortized over the 10 year life of the lease. In December 2004, the Company completed the sale of its Ashland facility. The Company had recorded a $386,000 charge in 2002 to reduce the book value of the property to the expected sales price upon execution of the sales agreement.

In 2003, the Company also abandoned its administrative offices on the second and third floors of the Wheeling facility. Upon ceasing to use this space, the Company recorded a $3.5 million lease abandonment charge in the fourth quarter of 2003. The charge was comprised of a $976,000 write-off of leasehold

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements, furniture and other equipment that were abandoned and a $2.6 million charge for the liability related to the operating lease. This $2.6 million charge was computed based upon the remaining lease payments, reduced by estimated sublease rentals that could reasonably be obtained from the property. The charge represented the estimated liability for the lease payments that the Company would incur for the remaining term of the lease for which it would receive no future economic benefit other than through subleasing. The abandonment liability was reduced by $357,000 in 2004 as the Company made rent payments. During late 2004, the Company reached an agreement to terminate the lease that was originally scheduled to end in March 2010 for a cash payment of $3.3 million and the transfer of a small parcel of land it owned near the site. In connection with this agreement, the Company recorded an additional charge of $984,000 in the fourth quarter of 2004 to increase the lease termination liability to $3.3 million, write-off the small parcel of land, and accrue other transaction costs. In February 2005, the Company closed this transaction and terminated the lease. No additional expense was recorded in the first quarter of 2005 related to this transaction. Upon termination of the Company’s obligation under the existing lease, the Company then entered into a new operating lease for a smaller space on the first floor of that facility for a banking center.

6. Other Real Estate and Repossessed Assets

Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2004, 2003, and 2002, are as follows:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$7	$16	$15
Provision for other real estate	71	—	16
Charge-offs	(74)	(9)	(15)

Balance at end of year	$4	$7	$16

7. Goodwill and Intangible Assets

The Company has $23.4 million of goodwill, created from the 1997 acquisition of the Bank, which beginning on January 1, 2002 was no longer subject to amortization. Goodwill is tested annually for impairment as of July 1, and as of July 1, 2004, the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during 2004 or 2003.

The Company also has $54,000 of other intangible assets subject to amortization that relate to the purchase of lines of trust business, which is included in other assets on the Consolidated Balance Sheets. No additions or disposals to intangible assets were recorded during 2004 or 2003. Amortization expense for these intangible assets was $13,000, $370,000, and $366,000 during the years ended December 31, 2004, 2003, 2002, respectively. The estimated amortization expense for these assets is expected to be $13,000 for each of the years ended December 2005 through 2008, and $1,000 for the year ended December 2009.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
NOW accounts	$124,015	$136,119
Savings accounts	85,371	90,177
Money market deposits	421,529	425,449
Time deposits:
Certificates of deposit	525,173	498,189
Out-of-local-market certificates of deposit	124,005	76,475
Brokered certificates of deposit	415,151	285,689
Public time deposits	69,635	55,793

Total time deposits	1,133,964	916,146

Total	$1,764,879	$1,567,891

At December 31, 2004 and 2003, time deposits in amounts $100,000 or more totaled $331.3 million and $282.0 million, respectively. Interest expense on time deposits with balances of $100,000 or more was $5.5 million, $4.7 million and $5.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit, public time deposits, and brokered certificates of deposit are as follows:

Year	Amount
(in thousands)
2005	$743,621
2006	162,451
2007	46,739
2008	53,352
2009	19,725
Thereafter	108,076

Total	$1,133,964

9. Short-Term Borrowings

Short-term borrowings at December 31, 2004 and 2003 are summarized as follows:

	2004		2003
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase	$185,737	1.19%	$169,890	0.75%
Federal funds purchased	43,685	2.06	40,613	0.87
U.S. Treasury tax and loan note option	125	1.74	8,605	0.70

Total	$229,547	1.36%	$219,108	0.77%

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities sold under agreements to repurchase generally mature within 1 to 60 days from the transaction date. Under the terms of the repurchase agreements, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. In general, the Bank maintains control of the pledged securities.

Information concerning securities sold under agreements to repurchase for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

	2004	2003	2002
	(dollars in thousands)
Daily average balance during the year	$176,944	$182,017	$190,287
Daily average rate during the year	0.97%	0.97%	1.44%
Maximum amount outstanding at any month end	$223,404	$219,658	$211,150

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of 0.25% below the average federal funds rate and are collateralized by a pledge of various investment securities and commercial loans. The Bank also participates in the U.S. Treasury’s Term Investment Option program whereby the Bank can obtain additional short-term funding from the U.S. Treasury at the prevailing short-term market rates.

At December 31, 2004, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $120 million and $650 million, respectively.

10. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$10,598	$9,282	$11,564
State	1,748	1,953	2,017

Total	12,346	11,235	13,581

Deferred tax benefit:
Federal	(1,214)	(2,130)	(1,561)
State	(22)	(537)	(345)

Total	(1,236)	(2,667)	(1,906)

Applicable income taxes	$11,110	$8,568	$11,675

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2004, 2003, and 2002 to income before income taxes because of the following:

	2004	2003	2002
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$11,820	$9,560	$(10,409)
Increase (decrease) in taxes resulting from:
Tax-exempt interest income, net of disallowed interest deduction	(725)	(846)	(926)
State taxes, net	1,122	920	1,087
Litigation settlement charge	—	—	21,665
Legal fees, net	—	—	224
Reversal of allocated tax reserves	(1,056)	(1,000)	—
Other, net	(51)	(66)	34

Total	$11,110	$8,568	$11,675

The Company did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million and certain legal defense costs incurred in 2002. At times, the Company recognizes income tax expense differently for financial reporting purposes than for tax return purposes. While no income tax benefit was recognized for financial reporting purposes for the 2002 litigation settlement charge, the Company did deduct a portion of the settlement on the 2002 income tax return that was filed in September 2003. The Company will recognize the income tax benefit in the financial statements when the Company determines that it is probable that the position taken on the income tax return will be sustained by the taxing authorities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$1,381	$2,597
Loans, principally due to allowance for loan losses	15,263	14,222
Deferred income, principally net loan origination fees	1,694	1,654
Employee benefits	2,518	2,070
Other	1,034	923

Gross deferred tax assets	21,890	21,466

Deferred Tax Liabilities:
Discount accretion	(26)	(309)
Purchase accounting	(182)	(711)

Gross deferred tax liabilities	(208)	(1,020)

Subtotal	21,682	20,446

Tax effect of other comprehensive income	252	(2,434)

Net deferred tax assets	$21,934	$18,012

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2004 or 2003.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Notes Payable and FHLB Advances

Notes payable and FHLB advances at December 31, 2004 and 2003 consisted of the following:

	2004	2003
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at December 31, 2004 and 2003 were 5.13% and 3.92%, respectively; matures on November 27, 2011	$10,000	$10,000
Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rates at December 31, 2004 and 2003; were 3.53% and 3.50% respectively; matures on November 27, 2011	500	500
Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2005	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 3.94%, matured November 23, 2004	—	10,000
FHLB advance – 1.50%, matured January 29, 2004	—	15,000

Total FHLB advances	75,000	100,000

Total notes payable and FHLB advances	$85,500	$110,500

Notes payable: The Company’s notes payable consists of a $10.0 million of subordinated debt due on November 27, 2011, a $500,000 term loan due November 27, 2011, and an $11.5 million revolving facility due on November 27, 2005. In December 2004, the maturity date of term loan and the subordinated debt were each extended by two years to 2011 and the maturity date of the revolving credit facility was extended by one year to 2005. To date, the Company has not drawn upon the $11.5 million revolving credit facility.

Both the term loan and the subordinated debt require interest only payments until maturity. The term note and the revolving credit facility are secured by all of the Company’s common stock in the Bank. The subordinated debt is not secured by any assets of the Company and is subordinate to the claims of the general creditors of the Company. The subordinated debt qualifies as Tier II capital under Federal Reserve capital adequacy guidelines. Costs associated with obtaining the notes payable credit facilities, consisting of loan fees and attorney costs, were capitalized and are being amortized to interest expense over seven years, the original term of the loans, using the straight line method.

The notes payable require compliance with certain defined financial covenants relating to the Bank, including covenants related to regulatory capital, return on average assets, nonperforming assets, and Company leverage. As of December 31, 2004, the Company is in compliance with these covenants. The notes payable agreements also restrict the amount of dividends that the Company can pay to shareholders and the amount of dividends that the Bank can pay to the Company. The Company is restricted from paying annual cash dividends to common shareholders during a calendar year in excess of 25% of that year’s annual net income, while the Bank is restricted from paying annual cash dividends in a calendar year to the Company in excess of 60% of that year’s annual net income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB advances: At December 31, 2004, the FHLB advances were collateralized by $43.2 million of investment securities, $7.6 million of FHLB stock, and a blanket lien on $97.6 million of qualified first-mortgage residential and home equity loans. At December 31, 2003, the FHLB advances were collateralized by $22.3 million of investment securities, $7.2 million of FHLB stock, and a blanket lien on $128.7 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2004, the Bank had additional borrowing capacity at the FHLB of $27.1 million. The weighted average interest rates at December 31, 2004 and 2003 were 4.56% and 4.04%, respectively.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2004:

Year	Amount
(in thousands)
2005	$75,000
2006	—
2007	—
2008	—
2009	—
2010 and thereafter	10,500

Total	$85,500

12. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2004:

Trust Name	Issuance Date	Amount of Junior Subordinated Debentures	Amount of Trust Preferred Securities Issued by Trust	Annual Rate	Maturity Date
TAYC Capital Trust I	Oct. 2002	$46,400	$45,000	9.75%	Oct. 21, 2032
TAYC Capital Trust II	June 2004	41,238	40,000	3-mo LIBOR + 2.68%	June 17, 2034

		$87,638	$85,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debentures was 5.18% at December 31, 2004. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Company formed TAYC Capital Trust I, a wholly owned subsidiary and a Delaware statutory trust to issue $45.0 million of trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of 9.75% junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust I are the Company’s junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. The Company may redeem all or part of these debentures at any time on or after October 21, 2007, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

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

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

Beginning on January 1, 2004, the Company deconsolidated TAYC Capital Trust I in accordance with FIN 46R. At December 31, 2003, the Company had consolidated TAYC Capital Trust I and reported the $45.0 million trust preferred securities on the Consolidated Balance Sheets. The cash distributions on the trust preferred securities of TAYC Capital Trust I were reported in interest expense on the Consolidated Statements of Income. However, upon implementation of FIN 46R on January 1, 2004, the Company deconsolidated TAYC Capital Trust I and does not consolidate TAYC Capital Trust II, which was formed in 2004. At December 31, 2004, the Company reports a liability for the total balance of the junior subordinated debentures from the Trusts. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2004. Interest expense on the junior subordinated debentures is reported in interest expense.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2004, 2003 and 2002, contributions paid to the Plans were $2.3 million, $2.6 million, and $2.5 million, respectively. The ESOP owned 331,487 shares and 382,321 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2004, all shares of Company common stock owned by the ESOP were allocated to plan participants.

Before the Company’s initial public offering in October 2002, there was no public market for the Company’s common shares owned by employees in the employee benefit plans. As a result, under the terms of the ESOP, stock option agreements, and the restricted stock program, the Company was obligated to purchase

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Company common stock from terminated employees related to “put” rights. During 2002, the Company repurchased 91,527 shares of common stock totaling approximately $1.7 million. The Company acquired these shares and holds them as treasury stock at the purchase price, which was determined by a semiannual independent third party appraisal of the Company’s common stock. Since its common shares became publicly traded, the Company is no longer obligated to purchase shares of common stock associated with the ESOP, stock options agreements, or the restricted stock program.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer up to 75% of base compensation and up to 95% of incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. Vesting in the matching contribution is based upon years of service. Participant vests in the matching contributions 20% after the first year of service, 40% after two years, 60% after three years, 80% after four years, and 100% vested after five years of service. Vesting in discretionary contribution is determined by the Plan Administrator. The plan also allows for executive discretionary contributions for certain key executives. The executive discretionary contributions vests 20% after six years of service, 40% after seven years, 60% after eight years, 80% after nine years, and 100% after ten years of service. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair market value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The amount and method of benefit payment depend on the occurrence of specific events. When such an event occurs, benefit payments become due. Events include retirement, maturation of personal goals, termination of employment, disability, death, and financial hardship. The participant can withdraw their balance at any other time with a 10% early withdrawal penalty. Upon retirement or maturation of a personal goal, the account may be paid in a lump sum or in annual installments. Upon termination, disability, or death, the account is paid in a lump sum. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $3.5 million and $3.2 million at December 31, 2004 and 2003, respectively.

14. Incentive Compensation Plan

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock options and stock awards. Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. Stock appreciation rights may be granted at any time either in tandem with an option or on a freestanding basis. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. During the term of the plan, on the first day of each calendar year the number of shares reserved for issuance under the plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar year, over the number of shares remaining available for awards at that time. As of December 31, 2004, 1,497,594 shares of common stock have been authorized for use in the Plan and 140,619 shares were available for future grants. In accordance with the provision in the Plan that increases the number of common shares reserved on the first day of each calendar year, as of January 1, 2005, 289,606 shares of Company common stock will be available for future grants.

Stock Options:

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. Prior to the Company’s initial public offering in October 2002, the fair market value of the common stock was determined by an independent appraisal. After the initial public offering, the fair market

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of stock option activity for 2004, 2003, and 2002:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	719,328	$18.81
Granted	212,100	19.33
Exercised	(42,792)	15.50
Forfeited	(167,657)	19.64

Options outstanding at December 31, 2002	720,979	18.97
Granted	250,350	20.29
Exercised	(56,283)	16.34
Forfeited	(64,597)	20.15

Options outstanding at December 31, 2003	850,449	19.44
Granted	228,350	26.14
Exercised	(146,222)	17.45
Forfeited	(104,970)	21.98

Options outstanding at December 31, 2004	827,607	$21.32

As of December 31, 2004, 2003 and 2002 there are 325,593 shares, 339,928 shares and 297,233 shares that were exercisable at a weighted average exercise price of $19.27, $18.28 and $17.48, respectively. At December 31, 2004, the range of exercise prices for outstanding options was between $14.67 and $34.32. The following table presents certain information with respect to stock options outstanding and exercisable stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Options Exercisable	Weighted Average Exercise Price
$14.67 to $18.00	117,377	$17.15	4.1	109,457	$17.09
$19.33 to $21.01	406,600	19.68	7.3	160,508	19.54
$22.67 to $27.37	299,630	25.06	8.3	55,628	22.77
$29.35 to $34.32	4,000	30.59	9.9	—	—

	827,607	$21.32	7.2	325,593	$19.27

Restricted Stock Awards:

During 2004, 2003, and 2002, 24,231 shares, 26,574 shares, and 49,142 shares of common stock were awarded, and 3,628 shares, 6,793 shares, and 13,267 shares of common stock were forfeited, respectively, under restricted stock agreements. The awards granted during 2004 were at a weighted average value of $31.99 per share. The Company accounts for awards that vest upon completion of future service requirement as a fixed plan and records compensation expense, equal to the fair market value of the award at the date of grant, over the vesting period. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined) of the Company. If a participant terminates employment

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the Company uses the variable method of accounting with the final measure of compensation cost based upon the number of shares that ultimately vest and the market price on the date the performance criteria are met. At each interim date, compensation cost is measured based upon an estimate of the number of shares that will vest considering the performance criteria and the market price of the stock at the interim date. The unearned compensation related to both types of restricted stock grants is reported in stockholders’ equity. For the years ended December 31, 2004, 2003 and 2002, compensation expense, net of forfeitures, related to the stock awards totaled $462,000, $417,000, and $444,000, respectively. At December 31, 2004, the Company had 104,046 shares of unvested restricted stock awards outstanding.

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

Pursuant to this authority, the Board of Directors had designated 1,530,000 shares as 9.0% Noncumulative Perpetual preferred stock, Series A, $25.00 stated value per share. These shares of preferred stock became redeemable at the Company’s option on and after January 15, 2002. On July 16, 2004, the Company used proceeds from the issuance of $41.2 million of junior subordinated debentures to TAYC Capital Trust II to redeem all the outstanding shares of the Series A preferred stock. The redemption price was the stated liquidation value of $25.00 per share, which totaled $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. Upon redemption, the shares of preferred stock were canceled and are no longer considered outstanding.

16. Regulatory Disclosures:

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company’s

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2004 and 2003, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2004 and 2003, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2004, there are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$255,044	10.25%	>$199,026	>8.00%	>$248,783	>10.00%
Cole Taylor Bank	262,749	10.57	>198,933	>8.00	>248,666	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$180,776	7.27%	>$ 99,513	>4.00%	>$149,270	>6.00%
Cole Taylor Bank	231,586	9.31	>99,466	>4.00	>149,200	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$180,776	6.48%	>$111,545	>4.00%	>$139,431	>5.00%
Cole Taylor Bank	231,586	8.30	>111,604	>4.00	>139,504	>5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$231,328	10.44%	>$177,300	>8.00%	>$221,625	>10.00%
Cole Taylor Bank	237,702	10.75	>176,823	>8.00	>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	8.73%	>$88,650	>4.00%	>$132,975	>6.00%
Cole Taylor Bank	209,990	9.50	>88,411	>4.00	>132,617	>6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	7.64%	>$101,357	>4.00%	>$126,697	>5.00%
Cole Taylor Bank	209,990	8.31	>101,130	>4.00	>126,413	>5.00

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to covenants contained in the Company’s notes payable agreements, the Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2004, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $57.1 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios. Also see Note 11–”Notes Payable and FHLB Advances” for additional details of loan covenants in the Company’s notes payable agreement that place restrictions on the amount of dividends the Company and the Bank can pay.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2004, 2003 and 2002 was approximately $4.6 million, $3.4 million and $2.8 million, respectively.

In February 2005, the Company terminated the operating lease for its Wheeling administrative offices that was scheduled to expire in March 2010. Upon termination, the Company executed a new operating lease for a significantly smaller space at the facility for a banking center. This new operating lease has a ten year term. Estimated future minimum rental commitments under all operating leases as of December 31, 2004, adjusted for the future rental commitments associated with the new operating lease at the Wheeling facility, are as follows:

Year	Amount
(in thousands)
2005	$3,163
2006	3,065
2007	3,037
2008	2,747
2009	2,706
Thereafter	15,816

Total	$30,534

Financial Instruments with Off-Balance Sheet Risks:

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial or multi-family rental properties, vacant land or land under development; accounts receivable; inventories; and property, plant and equipment. The Company manages its exposure to interest rate risk generally by setting variable rates of interest on extensions of credit and administered rates on interest bearing non-maturity deposits and, on a limited basis, by using derivative financial instruments to offset existing interest rate risk of its assets and liabilities.

The following is a summary of the contractual or notional amount of each significant class of financial instrument with off-balance sheet credit risk outstanding. The Company’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and financial guarantees is represented by the contractual notional amount of these instruments.

At December 31, 2004 and 2003, the contractual amounts were as follows:

	2004	2003
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$870,414	$835,009
Financial guarantees:
Financial standby letters of credit	63,340	47,081
Performance standby letters of credit	51,493	56,754

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

18. Derivative Financial Instruments

The Company uses derivate instruments as part of its interest rate risk management process. At December 31, 2004 and 2003, the Company’s only derivative financial instruments were interest-rate exchange contracts. For interest-rate exchange agreements (swaps), the contract or notional amounts substantially exceed actual exposure to credit loss.

An interest-rate exchange contract is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has entered into various interest rate exchange contracts to hedge the fair values of certain brokered certificates of deposits for changes in interest rates. Under these contracts, the Company will receive a fixed interest rate over the term of the agreement and will pay a floating interest rate based upon a defined index. At December 31, 2004 and 2003, the notional amount of interest rate exchange agreements used to hedge the fair value of certain brokered certificates of deposits totaled $130.0 million and $50.0 million, respectively. These contracts, which are accounted for as fair value hedges, satisfied the criteria to use the “short-cut” method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the interest-rate swap perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. During 2004, interest rate exchange contracts, that were used to hedge brokered certificates of deposits, with a notional amount totaling $50.0 million, were called by the counterparties. Because of these calls, the Company exercised its right to call the related hedged brokered certificates of deposit.

During 2004, the Company entered into an interest rate exchange contract, with a notional amount of $50.0 million, to hedge the variability in cash flows on $50.0 million of prime-based commercial loans. Under the terms of the interest rate exchange contract, the Company receives a fixed interest rate and pays a floating rate based upon the prime-lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The Company reviews the hedging relationship periodically for effectiveness. During 2004, the Company determined the hedging relationship to be highly effective, and it recorded no ineffectiveness during the year.

During 2003, the Company terminated, with the original counter-parties, interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. The Company had accounted for these transactions as cash flow hedges, and the resulting gain on termination, which totaled $1.4 million, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2004 and 2003, $172,000 and $43,000, respectively, of this deferred gain was reclassified into interest income. In addition, $172,000 of this deferred gain is expected to be reclassified into interest income during 2005.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activity in the notional amounts of derivative financial instruments during 2004 and 2003.

	Fair Value Hedge	Cash Flow Hedge	Total
	(in thousands)
Balance at Dec. 31, 2002	$25,000	$—	$25,000
Additions	25,000	200,000	225,000
Terminations	—	(200,000)	(200,000)
Maturities	—	—	—

Balance at Dec. 31, 2003	$50,000	$—	$50,000
Additions	130,000	50,000	180,000
Terminations\calls	(50,000)	—	(50,000)
Maturities	—	—	—

Balance at Dec. 31, 2004	$130,000	$50,000	$180,000

Fair value at Dec. 31, 2004	$(2,001)	$(520)	$(2,521)

Below is summary information regarding the derivative financial instruments outstanding at December 31, 2004.

	Notional Amount (in thousands)	Weighted Averages			Hedged Item
		Receive Rate	Pay Rate	Life in Years
Fair Value Hedge	$130,000	3.15%	2.21%	5.7	Brokered certificates of deposits
Cash Flow Hedge	50,000	6.04%	5.25%	2.7	Variable rate commercial loans

Total	$180,000	3.96%	3.06%	4.8

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Junior subordinated debentures:

The fair value of the fixed rate junior subordinated debentures issued to TAYC Capital Trust I is computed based upon the publicly quoted market prices of the underlying trust preferred securities issued by the Trust. The fair value of the floating rate junior subordinated debentures issued to TAYC Capital Trust II is assumed to approximate its carrying value as the underlying interest rate adjusts quarterly based upon short-term market interest rates.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Financial Instruments:

The fair value of commercial loan commitments to extend credit are not material as they are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The fair value of standby letters of credit is measured by the fee paid by the customer, amortized over the term of the agreement.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$79,250	$79,250	$88,504	$88,504
Investments	546,135	546,135	500,360	500,399
Loans, net of allowance	2,174,122	2,192,399	1,927,652	1,952,810
Accrued interest receivable	12,880	12,880	10,556	10,556
Interest rate exchange agreements	—	—	48	48
Other assets	3,513	3,513	3,226	3,226

Total financial assets	$2,815,900	$2,834,177	$2,530,346	$2,555,543

Financial Liabilities:
Deposits without stated maturities	$1,150,073	$1,150,073	$1,096,938	$1,096,938
Deposits with stated maturities	1,133,964	1,133,964	916,146	927,150
Short-term borrowings	229,547	229,547	219,108	219,108
Notes payable and FHLB advances	85,500	85,997	110,500	112,331
Accrued interest payable	5,488	5,488	4,118	4,118
Interest rate exchange agreements	2,521	2,521	—	—
Junior subordinated debentures	87,638	91,628	45,000	50,508

Total financial liabilities	$2,694,731	$2,699,218	$2,391,810	$2,410,153

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	514	—	479

Total off-balance-sheet financial instruments	$—	$514	$—	$479

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

20. Litigation and Settlement:

The Company is, from time to time, a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against the Company that are likely to have a material adverse impact on its business, financial condition, liquidity or operating results.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To facilitate the settlement, on October 21, 2002, the Company completed a concurrent offering of common stock and trust preferred securities. The Company issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, the Company raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by the Company to issue the trust preferred securities. See Note 12 – “Junior Subordinated Debentures” for additional details on the trust preferred securities.

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

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS

Noninterest-bearing deposits with subsidiary Bank	$6,881	$4,125
Investment in bank subsidiary	254,527	237,932
Investment in non-bank subsidiaries	2,646	1,404
Other assets	4,608	5,892

Total assets	$268,662	$249,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued interest, taxes and other liabilities	$15,263	$15,968
Notes payable	10,500	10,500
Junior subordinated debentures	87,638	46,400
Stockholders’ equity	155,261	176,485

Total liabilities and stockholders’ equity	$268,662	$249,353

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Income:
Dividends from subsidiary Bank	$8,000	$—	$13,000
Dividends from non-bank subsidiary	164	136	27

Total income	8,164	136	13,027

Expenses:
Interest	6,682	5,618	1,840
Salaries and employee benefits	1,655	1,532	1,803
Legal fees, net	624	(1,019)	1,600
Litigation settlement charge	—	—	61,900
Other	2,931	3,632	2,370

Total expenses	11,892	9,763	69,513

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	(3,728)	(9,627)	(56,486)
Income tax benefit	5,671	4,332	2,685
Equity in undistributed net income of subsidiaries	20,718	24,042	12,386

Net income (loss)	$22,661	$18,747	$(41,415)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$22,661	$18,747	$(41,415)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of unearned compensation	21	1	17
Equity in undistributed net income of subsidiaries	(20,718)	(24,042)	(12,386)
Other, net	81	—	17
Changes in assets and liabilities:
Other assets	1,267	839	(5,129)
Other liabilities	(715)	6,879	1,071

Net cash provided (used) by operating activities	2,597	2,424	(57,825)

Cash flows from investing activities:
Investment in TAYC Capital Trust I	—	—	(1,401)
Investment in TAYC Capital Trust II	(1,239)	—	—
Other, net	17	(34)	(85)

Net cash used in investing activities	(1,222)	(34)	(1,486)

Cash flows from financing activities:
Repayments of notes payable	—	—	(27,200)
Proceeds from notes payable	—	—	11,700
Proceeds from issuance of junior subordinated debentures	41,238	—	46,400
Dividends paid	(4,159)	(5,709)	(5,081)
Proceeds from the issuance of common stock, net	—	—	38,407
Redemption of Series A preferred stock	(38,250)	—	—
Proceeds from the exercise of employee stock options	2,552	1,269	537
Purchase of treasury stock	—	—	(1,717)

Net cash provided (used) by financing activities	1,381	(4,440)	63,046

Net increase (decrease) in cash and cash equivalents	2,756	(2,050)	3,735
Cash and cash equivalents, beginning of year	4,125	6,175	2,440

Cash and cash equivalents, end of year	$6,881	$4,125	$6,175

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income for the years ended December 31, 2004, 2003, and 2002:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2002:
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$12,599	$(4,409)	$8,190
Less: reclassification adjustment for gains included in net income	(2,076)	727	(1,349)

Other comprehensive income	$10,523	$(3,682)	$6,841

Year ended December 31, 2003:
Change in unrealized gains on available-for-sale securities	$(12,290)	$4,301	$(7,989)
Deferred gain from termination of cash flow hedging instruments	1,295	(453)	842

Other comprehensive loss	$(10,995)	$3,848	$(7,147)

Year ended December 31, 2004:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(6,744)	$2,360	$(4,384)
Less: reclassification adjustment for gains included in net income	(144)	51	(93)

Change in unrealized gain on available-for-sale securities, net of reclassification adjustment	(6,888)	2,411	(4,477)
Net unrealized loss from cash flow hedging instruments	(520)	182	(338)
Change in deferred gain from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(7,673)	$2,686	$(4,987)

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Stock options are the only common stock equivalents. Before the initial public offering in October 2002, the Company’s common stock was not publicly traded. The estimated market value of the Company’s common shares before the initial public offering was based upon semiannual independent third party appraisals prepared in connection with the employee benefit plans. For the years ended December 31, 2004, 2003, and 2002, stock options outstanding to purchase 210,150, 127,380 and 453,360 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except share and per share amounts)
Net income (loss)	$22,661	$18,747	$(41,415)
Preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income (loss) available to common stockholders	$20,786	$15,304	$(44,857)

Weighted average common shares outstanding	9,539,242	9,449,336	7,323,979
Dilutive effect of stock options	105,273	79,449	—

Diluted weighted average common shares outstanding	9,644,515	9,528,785	7,323,979

Basic earnings (loss) per common share	$2.18	$1.62	$(6.12)
Diluted earnings (loss) per common share	$2.16	$1.61	$(6.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting that Taylor Capital Group, Inc. and its subsidiaries (Taylor Capital) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Taylor Capital’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Taylor Capital maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 8, 2005

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 under the captions “Directors’ Fees” and “Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management, including securities authorized for issuance under equity compensation plans, included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 under the caption “Certain Transactions with Management and Others” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 under the caption “Audit Matters” is incorporated herein by reference.

TAYLOR CAPITAL GROUP, INC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See Part II – Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedules

Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

(a)(3)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits
4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001. (incorporated by reference from Exhibit 10.16 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference from Exhibit 10.17 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.3	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.20 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.4	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000 (incorporated by reference from Exhibit 10.21 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.5	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000 (incorporated by reference from Exhibit 10.22 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits
10.6	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001 (incorporated by reference from Exhibit 10.23 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.7	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998 (incorporated by reference from Exhibit 10.24 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.8	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.25 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.9	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.10	Form of Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.42 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.11	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan (incorporated by reference from Exhibit 10.52 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.12	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan (incorporated by reference from Exhibit 10.53 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.13	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.54 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.14	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.55 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.15	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.16	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.17	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.18	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.19	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

Exhibit Number	Description of Exhibits

10.20	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference from Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.21	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of November 26, 2002).

10.22	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference from Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.23	Form of Amended and Restated Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.24	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.25	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998 (incorporated by reference from Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.26	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.27	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003 (incorporated by reference from Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.28	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).

10.29	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).

10.30	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.31	Placement Agreement by and among Taylor Capital Group, Inc., TAYC Capital Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (incorporated by reference from Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.32	Employment Letter from Taylor Capital Group, Inc. to Daniel C. Stevens dated December 1, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 1, 2004).

10.33	Third Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 9, 2004, effective as of November 27, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 9, 2004).

Exhibit Number	Description of Exhibits
10.34	Master Agreement by and between Cole Taylor Bank and DMCB, LLC dated September 8, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.35	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 12, 2004 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.36	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 15, 2004 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.37	Sublease by and between Cole Taylor Bank and Arbor Acquisitions, Inc. dated November 19, 2004 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.38	Form of Non-Employee Director Restricted Stock Award.

10.39	Form of Officer and Employee Restricted Stock Award.

10.40	Form of Non-Employee Director Non-Qualified Stock Option Agreement.

10.41	Form of Officer and Employee Non-Qualified Stock Option Agreement.

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits

See Item 15(a)(3) above

(c)	Financial Statement Schedules

See Item 15(a)(2) above

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2005.

TAYLOR CAPITAL GROUP, INC.

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Chief Executive Officer and Chairman of the Board	March 10, 2005

/s/ BRUCE W. TAYLOR Bruce W. Taylor	President and Director	March 10, 2005

/s/ CINDY TAYLOR ROBINSON Cindy Taylor Robinson	Director	March 10, 2005

/s/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 10, 2005

/s/ ADELYN DOUGHERTY LEANDER Adelyn Dougherty Leander	Director	March 10, 2005

/s/ RONALD EMANUEL Ronald Emanuel	Director	March 10, 2005

/s/ EDWARD MCGOWAN Edward McGowan	Director	March 10, 2005

/s/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 10, 2005

/s/ MELVIN E. PEARL Melvin E. Pearl	Director	March 10, 2005

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 10, 2005

/s/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 10, 2005

/s/ MARK L. YEAGER Mark L. Yeager	Director	March 10, 2005