Form 10-Q
period 2005-03-31
TAYLOR CAPITAL GROUP INC
filed 2005-05-06
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 2, 2005, there were 9,678,738 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$73,198	$55,101
Federal funds sold	16,000	15,000
Short-term investments	4,811	9,149

Total cash and cash equivalents	94,009	79,250
Investment securities:
Available-for-sale, at fair value	529,763	533,344
Held-to-maturity, at amortized cost (fair value of $275 at March 31, 2005 and December 31, 2004)	275	275
Loans, net of allowance for loan losses of $39,262 and $37,484 at March 31, 2005 and December 31, 2004, respectively	2,216,605	2,174,122
Premises, leasehold improvements and equipment, net	12,024	14,787
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,620	12,516
Other real estate and repossessed assets, net	57	58
Goodwill	23,354	23,354
Other assets	55,458	50,370

Total assets	$2,944,165	$2,888,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$461,060	$519,158
Interest-bearing	1,887,950	1,764,879

Total deposits	2,349,010	2,284,037
Short-term borrowings	214,866	229,547
Accrued interest, taxes and other liabilities	48,168	46,093
Notes payable and FHLB advances	85,500	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	2,785,182	2,732,815

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 10,001,645 and 9,976,556 shares issued at March 31, 2005 and December 31, 2004, respectively; 9,678,638 and 9,653,549 shares outstanding at March 31, 2005 and December 31, 2004, respectively	100	100
Surplus	148,429	147,682
Unearned compensation - stock grants	(1,782)	(1,383)
Retained earnings	25,247	16,386
Accumulated other comprehensive loss	(5,954)	(467)
Treasury stock, at cost, 323,007 shares at March 31, 2005 and December 31, 2004	(7,057)	(7,057)

Total stockholders’ equity	158,983	155,261

Total liabilities and stockholders’ equity	$2,944,165	$2,888,076

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$33,927	$26,999
Interest and dividends on investment securities:
Taxable	4,995	4,980
Tax-exempt	481	513
Interest on cash equivalents	109	18

Total interest income	39,512	32,510

Interest expense:
Deposits	9,696	6,527
Short-term borrowings	975	499
Notes payable and FHLB advances	1,002	1,094
Junior subordinated debentures	1,856	1,288

Total interest expense	13,529	9,408

Net interest income	25,983	23,102
Provision for loan losses	1,834	2,750

Net interest income after provision for loan losses	24,149	20,352

Noninterest income:
Deposit service charges	2,407	2,783
Trust and wealth management services	1,184	1,240
Gain on sale of land trusts	2,000	—
Gain on sale of branch	1,572	—
Gain on sale of investment securities, net	127	—
Other noninterest income	965	652

Total noninterest income	8,255	4,675

Noninterest expense:
Salaries and employee benefits	10,000	10,731
Occupancy of premises	1,725	1,807
Furniture and equipment	884	1,135
Computer processing	433	434
Corporate insurance	370	622
Legal fees, net	172	329
Advertising and public relations	109	422
Other noninterest expense	3,047	3,303

Total noninterest expense	16,740	18,783

Income before income taxes	15,664	6,244
Income taxes	6,222	2,108

Net income	$9,442	$4,136

Preferred dividend requirements	—	(861)

Net income applicable to common stockholders	$9,442	$3,275

Basic earnings per common share	$0.98	$0.35
Diluted earnings per common share	0.96	0.34

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation- Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2004	$-	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261
Issuance of stock grants	—	—	571	(571)	—	—	—	—
Amortization of stock grants	—	—	—	172	—	—	—	172
Exercise of stock options	—	—	142	—	—	—	—	142
Tax benefit on stock options exercised and stock awards	—	—	34	—	—	—	—	34
Comprehensive income:
Net income	—	—	—	—	9,442	—	—	9,442
Change in unrealized loss on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,946)	—	(4,946)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(498)	—	(498)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								3,955

Common stock dividends— $0.06 per share	—	—	—	—	(581)	—	—	(581)

Balance at March 31, 2005	$—	$100	$148,429	$(1,782)	$25,247	$(5,954)	$(7,057)	$158,983

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	100	(100)	—	—	—	—
Amortization of stock grants	—	—	—	125	—	—	—	125
Exercise of stock options	—	—	118	—	—	—	—	118
Tax benefit on stock options exercised and stock awards	—	—	29	—	—	—	—	29
Comprehensive income:
Net income	—	—	—	—	4,136	—	—	4,136
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,243	—	2,243
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								6,336

Dividends:
Preferred — $0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common — $0.06 per share	—	—	—	—	(570)	—	—	(570)

Balance at March 31, 2004	$38,250	$98	$144,165	$(1,113)	$599	$6,720	$(7,057)	$181,662

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,442	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	444	382
Gain on sale of available-for-sale securities, net	(127)	—
Deferred loan fee amortization	(1,099)	(657)
Provision for loan losses	1,834	2,750
Depreciation and amortization	779	956
Deferred income taxes	(1,864)	794
(Gain) loss on sales of other real estate	—	3
Provision for other real estate	—	66
Gain on sale of land trusts	(2,000)	—
Gain on sale of branch	(1,572)	—
Other, net	(320)	(318)
Changes in other assets and liabilities:
Accrued interest receivable	(1,251)	(1,401)
Other assets	1,286	(332)
Accrued interest, taxes and other liabilities	(711)	(655)

Net cash provided by operating activities	4,841	5,724

Cash flows from investing activities:
Purchases of available-for-sale securities	(20,182)	(103,144)
Proceeds from principal payments and maturities of available-for-sale securities	13,112	17,034
Proceeds from sale of available-for-sale securities	2,725	—
Net increase in loans	(48,535)	(58,483)
Additions to premises, leasehold improvements and equipment	(33)	(273)
Net cash paid on sale of branch	(10,853)	—
Proceeds from sale of land trusts	2,050	—
Proceeds from sales of other real estate	1	50

Net cash used in investing activities	(61,715)	(144,816)

Cash flows from financing activities:
Net increase in deposits	86,751	68,986
Net increase (decrease) in short-term borrowings	(14,681)	54,289
Repayments of notes payable and FHLB advances	—	(15,000)
Proceeds from exercise of employee stock options	142	118
Dividends paid	(579)	(1,430)

Net cash provided by financing activities	71,633	106,963

Net increase (decrease) in cash and cash equivalents	14,759	(32,129)
Cash and cash equivalents, beginning of period	79,250	88,504

Cash and cash equivalents, end of period	$94,009	$56,375

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,334	$9,079
Income taxes	476	(46)

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(4,946)	$2,243
Tax benefit on stock options exercised and stock awards	34	29
Loans acquired through foreclosure	—	1,551

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three month period ended March 31, 2005 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,212	$10	$(3,262)	$190,960
Collateralized mortgage obligations	112,880	154	(2,817)	110,217
Mortgage-backed securities	188,295	317	(4,838)	183,774
State and municipal obligations	43,214	1,621	(23)	44,812

Total available-for-sale	538,601	2,102	(10,940)	529,763

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$538,876	$2,102	$(10,940)	$530,038

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

3. Loans:

Loans classified by type at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
Commercial and industrial	$656,259	$656,099
Commercial real estate secured	730,473	732,251
Real estate-construction	594,694	531,868
Residential real estate mortgages	62,708	64,569
Home equity loans and lines of credit	193,207	207,164
Consumer	16,977	18,386
Other loans	1,716	1,460

Gross loans	2,256,034	2,211,797
Less: Unearned discount	(167)	(191)

Total loans	2,255,867	2,211,606
Less: Allowance for loan losses	(39,262)	(37,484)

Loans, net	$2,216,605	$2,174,122

Nonaccrual and impaired loans at March 31, 2005 were $11.1 million and $19.8 million, respectively, as compared to $12.3 million and $18.3 million at December 31, 2004, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
NOW accounts	$116,359	$124,015
Savings accounts	80,524	85,371
Money market deposits	483,552	421,529
Time deposits:
Certificates of deposit	514,756	525,173
Out-of-local-market certificates of deposit	139,992	124,005
Brokered certificates of deposit	478,717	415,151
Public time deposits	74,050	69,635

Total time deposits	1,207,515	1,133,964

Total	$1,887,950	$1,764,879

At March 31, 2005 and December 31, 2004, time deposits in amounts $100,000 or more totaled $331.1 million and $331.3 million, respectively.

5. Short-Term Borrowings:

Short-term borrowings at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$193,843	$185,737
Federal funds purchased	20,921	43,685
U.S. Treasury tax and loan note option	102	125

Total	$214,866	$229,547

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Notes Payable and FHLB Advances:

Notes payable and FHLB advances at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – interest, at the Company’s election, at prime rate plus 2.50% or LIBOR plus 2.75%; interest rates at March 31, 2005 and December 31, 2004 were 5.64% and 5.13%, respectively; matures on November 27, 2011	$10,000	$10,000

Term Loan – interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rates at March 31, 2005 and December 31, 2004 were 4.04% and 3.53%, respectively; matures on November 27, 2011	500	500

Revolving Credit Facility – $11.5 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2005	—	—

Total notes payable	10,500	10,500

Cole Taylor Bank:
FHLB advance – 4.30%, due January 8, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 8, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000

Total FHLB advances	75,000	75,000

Total notes payable and FHLB advances	$85,500	$85,500

The notes payable require compliance with certain defined financial covenants. As of March 31, 2005, the Company is in compliance with these covenants.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

7. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
For the Three Months Ended March 31, 2005:
Unrealized gain/(loss) from securities:
Change in unrealized gain/(loss) on available-for-sale securities	$(7,482)	$2,619	$(4,863)
Less: reclassification adjustment for gains included in net income	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(7,609)	2,663	(4,946)

Change in net unrealized loss from cash flow hedging instruments	(766)	268	(498)
Change in deferred gain from termination of cash flow hedging instruments	(66)	23	(43)

Other comprehensive loss	$(8,441)	$2,954	$(5,487)

For the Three Months Ended March 31, 2004:
Change in unrealized gain/(loss) on available-for-sale securities	$3,450	$(1,207)	$2,243
Change in deferred gain from termination of cash flow hedging instruments	(66)	23	(43)

Other comprehensive income	$3,384	$(1,184)	$2,200

8. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. Stock options are the only common stock equivalents. For the three month periods ended March 31, 2005 and 2004, stock options outstanding to purchase 1,000 and 228,850 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2005	2004
Net income	$9,442	$4,136
Less preferred dividend requirements	—	(861)

Net income available to common stockholders	$9,442	$3,275

Weighted average common shares outstanding	9,663,676	9,490,917
Dilutive effect of stock options	169,299	132,188

Diluted weighted average common shares outstanding	9,832,975	9,623,105

Basic earnings per common share	$0.98	$0.35
Diluted earnings per common share	0.96	0.34

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9. Stock-based Compensation:

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

	For the Three Months Ended March 31,
(in thousand, except per share amounts)	2005	2004
Net income as reported	$9,442	$4,136
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	104	75
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(270)	(238)

Pro forma net income	$9,276	$3,973
Less preferred dividend requirements	—	(861)

Pro forma net income available to common stockholders	$9,276	$3,112

Basic earnings per common share
As reported	$0.98	$0.35
Pro forma	0.96	0.33
Diluted earnings per common share
As reported	$0.96	$0.34
Pro forma	0.95	0.32

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

10. Derivative Financial Instruments:

The Company uses derivative financial instruments to assist in interest rate risk management. At both March 31, 2005 and December 31, 2004, the only derivative financial instruments outstanding were interest rate exchange agreements. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first three months of 2005.

	Fair Value Hedge	Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2004	$130,000	$50,000	$180,000
Additions	50,000	—	50,000
Terminations/calls	—	—	—
Maturities	—	—	—

Balance at March 31, 2005	$180,000	$50,000	$230,000

Fair value at March 31, 2005	$(4,019)	$(1,286)	$(5,305)

Below is summary information regarding the derivative financial instruments outstanding at March 31, 2005.

	Notional Amount (in thousands)	Weighted Averages			Hedged Item
		Receive Rate	Pay Rate	Life in Years
Fair Value Hedge	$180,000	3.46%	2.83%	4.9	Brokered certificates of deposits
Cash Flow Hedge	50,000	6.04%	5.75%	2.4	Variable rate commercial loans

Total	$230,000	4.02%	3.47%	4.4

During the first quarter of 2005, the Company entered into additional interest rate exchange contracts, with a total notional amount of $50.0 million. These interest rate exchange contracts were used to hedge $50.0 million of brokered certificates of deposits, and are accounted for as fair value hedges.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of products and services to our commercial customers, and currently operate 11 banking facilities throughout the Chicago metropolitan area.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and our December 31, 2004 Annual Report on Form 10-K which contain audited financial statements of Taylor Capital Group, Inc. as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our December 31, 2004 Annual Report on Form 10-K.

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

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. A reserve is utilized or reversed once the applicable statute of limitations has expired or the matter is otherwise resolved. It is likely that the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

RESULTS OF OPERATIONS

Overview

We recorded net income applicable to common stockholders for the quarter ended March 31, 2005 of $9.4 million, or $0.96 per diluted common share, compared to $3.3 million, or $0.34 per diluted common share, for the first quarter of 2004. Net income applicable to common stockholders increased as a result of both increased net interest income and noninterest income and decreased noninterest expense. Net income applicable to common stockholders for the first quarter of 2005 included pre-tax gains of $3.6 million from the sale of certain non-strategic assets. Additionally, the first quarter 2005 was not burdened with the $861,000 in dividends paid on our Series A preferred stock in the first quarter of 2004, which we redeemed in July 2004.

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

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Net interest income was $26.0 million during the first quarter of 2005, a $2.9 million, or 12.5%, increase over the $23.1 million of net interest income during the same quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2005 was $26.3 million as compared to $23.4 million during the same quarter in 2004. Net interest income during the first quarter of 2005 has benefited from both an increase in interest-earning assets and a higher net interest margin.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.85% during the first quarter of 2005 compared to 3.73% during the same quarter a year ago. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004 as well as higher noninterest-bearing funding. Our net interest spread increased 1 basis point. The yield on our interest-earning assets increased 60 basis points to 5.83% during the first quarter of 2005 from 5.23% during the same quarter in 2004. The cost of our interest-bearing liabilities increased 59 basis points to 2.47% during the first quarter of 2005 from 1.88% during the same quarter in 2004.

The rise in market interest rates, which triggered the 175 basis point increase in our prime lending rate, produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on our loans was 6.27% during the first quarter of 2005, or 75 basis points higher than the loan yield of 5.52% during the first quarter a year ago. The cost of interest-bearing deposits increased 56 basis points to 2.17% during the first quarter of 2005 from 1.61% during the first quarter in 2004. In addition, the issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $568,000, or 6 basis points, for the first quarter of 2005, as compared to the same quarter a year ago.

Average interest-earning assets increased $242.1 million, or 9.6%, to $2.76 billion for the first quarter of 2005 compared to $2.52 billion for the first quarter in 2004. Average loans increased $224.8 million, or 11.4%, to $2.20 billion during the first quarter of 2005 compared to $1.97 billion for the same quarter a year ago. The $297.9 million increase in commercial and commercial real estate loan balances, partly offset by the continued run off of our consumer loan portfolio, produced the increase in average loans.

The $224.8 million increase in average loans between the first quarters of 2004 and 2005 was funded primarily with the $221.6 million increase in deposits. Total interest-bearing deposits increased $182.5 million and noninterest-bearing deposits increased $39.1 million. The majority of the increase in interest-bearing deposits between the first quarters of 2004 and 2005 occurred in brokered and out-of-local-market deposits. Between the two quarterly periods, average brokered certificates of deposits increased $115.6 million, or 36.5%, to $432.3 million for the first quarter of 2005 and average out-of-local-market certificates of deposit increased $46.3 million, or 54.0%, to $132.0 million for the first quarter of 2005. Average noninterest-bearing demand deposits increased $39.1 million, or 9.6%, to $447.9 million for the first quarter of 2005.

Average stockholders’ equity declined $21.1 million, to $157.6 million for the first quarter 2005 as compared to the first quarter of 2004, primarily as a result of the redemption of our Series A preferred stock in July 2004. The reduction in average stockholders’ equity caused by the redemption of $38.25 million in preferred stock was partially offset by net income after dividends.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The interest rate risk position of our overall balance sheet is asset sensitive, which means our assets are expected to re-price before our liabilities over the one-year horizon. This balance sheet structure provides opportunity for an increase in net interest margin during periods of rising interest rates, such as we experienced over the last nine months. If interest rates remain unchanged in future periods, we would expect to be exposed to the negative impact of a large percentage of our interest-bearing liabilities repricing at current market rates, while a large portion of our assets has already repriced. If interest rates continue to gradually rise in future periods, we would expect our net interest margin to increase. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

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

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Net interest income as stated	$25,983	$23,102
Tax equivalent adjustment-investments	259	279
Tax equivalent adjustment-loans	39	44

Tax equivalent net interest income	$26,281	$23,425

Yield on earning assets without tax adjustment	5.79%	5.18%
Yield on earning assets - tax equivalent	5.83%	5.23%

Net interest margin without tax adjustment	3.81%	3.68%
Net interest margin - tax equivalent	3.85%	3.73%

Net interest spread - without tax adjustment	3.32%	3.30%
Net interest spread - tax equivalent	3.36%	3.35%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended March 31,
	2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$506,068	$4,995	3.95%	$497,299	$4,980	4.01%
Tax-exempt (tax equivalent) (2)	41,790	740	7.08	44,530	792	7.11

Total investment securities	547,858	5,735	4.19	541,829	5,772	4.26

Cash Equivalents	18,516	109	2.35	7,262	18	0.97

Loans (2) (3):
Commercial and commercial real estate	1,911,926	29,656	6.20	1,614,028	21,906	5.37
Residential real estate mortgages	64,147	854	5.32	82,064	1,124	5.48
Home equity and consumer	219,688	2,991	5.52	274,845	3,376	4.94
Fees on loans		465			637

Net loans (tax equivalent) (2)	2,195,761	33,966	6.27	1,970,937	27,043	5.52

Total interest-earning assets (2)	2,762,135	39,810	5.83	2,520,028	32,833	5.23

Allowance for loan losses	(38,561)			(34,761)

NON-EARNING ASSETS:
Cash and due from banks	65,162			56,243
Accrued interest and other assets	84,729			94,239

TOTAL ASSETS	$2,873,465			$2,635,749

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$573,276	1,790	1.27	$561,147	962	0.69
Savings deposits	82,540	60	0.29	91,161	71	0.31
Time deposits	1,156,037	7,846	2.75	977,028	5,494	2.26

Total interest-bearing deposits	1,811,853	9,696	2.17	1,629,336	6,527	1.61

Short-term borrowings	234,702	975	1.66	231,034	499	0.87
Notes payable and FHLB advances	85,500	1,002	4.69	100,115	1,094	4.32
Junior subordinated debentures	87,638	1,856	8.47	46,400	1,288	11.11

Total interest-bearing liabilities	2,219,693	13,529	2.47	2,006,885	9,408	1.88

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	447,904			408,822
Accrued interest, taxes, and other liabilities	48,295			41,323

Total noninterest-bearing liabilities	496,199			450,145

STOCKHOLDERS’ EQUITY	157,573			178,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,873,465			$2,635,749

Net interest income (tax equivalent) (2)		$26,281			$23,425

Net interest spread (tax equivalent) (2) (4)			3.36%			3.35%

Net interest margin (tax equivalent) (2) (5)			3.85%			3.73%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended March 31,
	2005	2004
	(in thousands)
Deposit service charges	$2,407	$2,783
Trust services	848	975
Wealth management services	336	265
Gain on sale of land trusts	2,000	—
Gain on sale of branch	1,572	—
Gain on sale of investment securities, net	127	—
Loan syndication fees	700	—
Other noninterest income	265	652

Total noninterest income	$8,255	$4,675

Noninterest income increased by $3.6 million to $8.3 million for the first quarter of 2005, as compared to $4.7 million for the same quarter in 2004. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch. In addition, the first quarter of 2005 included $700,000 of loan syndication fees. Deposit service charges, trust fees, and other noninterest income were lower in the first quarter of 2005 as compared to the same quarter a year ago.

Deposit service charges were $2.4 million during the first quarter of 2005, $376,000 or 13.5% less than the deposit service charges of $2.8 million during the same quarter a year ago. Reported service charge income is impacted by a number of factors including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue during 2005 was primarily caused by lower commercial service charge income as a result of reduced activity fees and an increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. We believe intelligent product development and pricing, as well as customer account acquisition, will be necessary to increase this revenue stream in future periods.

Trust service fees were $848,000 during the first quarter of 2005 compared to $975,000 during the same quarter a year ago, a decrease of $127,000, or 13.0%. Trust services during both periods include corporate, land, and exchange trust services. The decrease between the two quarterly periods was largely due to lower corporate trust fees. On March 31, 2005, we sold our land trust operations and recorded a gain of $2.0 million. We elected to capitalize on the current value of our land trust operations by selling it to an existing land trustee who can apply greater economies of scale. Our decision is consistent with our focus on our products and services that best meet the needs of our business customers. We expect that our total trust revenues will be

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

lower beginning with the second quarter of 2005 because of this sale. In prior years, land trust operations had provided fee income of approximately $1.1 million annually. Direct operating expenses relating to our land trust operations totaled approximately $500,000 annually.

Wealth management services consist primarily of asset management consulting services. Wealth management fees increased $71,000 to $336,000 during the first quarter of 2005 compared to $265,000 during the same quarter a year ago. The market value of assets under management has increased over the past year. We believe that increased fee opportunities continue to be available to us in providing these services.

We recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch in January 2005. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch. This sale allows us to redeploy our investment in banking facilities into geographic markets more aligned with our targeted customers.

During the first quarter of 2005, we recorded a $127,000 gain on the sale of $2.7 million of available-for-sale investment securities. We sold eleven low-balance, mortgage-backed securities to improve the operating efficiency of the portfolio. No sales of investment securities occurred during the first quarter of 2004.

We received $700,000 of loan syndication fees during the first quarter of 2005. We earn these fees through the syndication of certain commercial real estate development loans for our customers. We expect the opportunity to provide this service to recur, but not necessarily on a routine, predictable basis. We did not receive any similar fees during the first three months of 2004.

Other noninterest income includes fees received from the issuance of standby letters of credit, fees for non-customer usage of our automated teller machines, revenues (losses) from mortgage banking operations, gains (losses) from equity or partnership investments, gains (losses) on the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. The decrease in other noninterest income during the first quarter of 2005 as compared to the year ago quarter was primarily due to a $250,000 increase in losses from our investment in low-income housing partnerships and a lower gain realized on the assets held in employee deferred compensation plans.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended March 31,
	2005	2004
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$7,897	$9,029
Incentives, commissions, and retirement benefits	2,103	1,702

Total salaries and employee benefits	10,000	10,731
Occupancy of premises	1,725	1,807
Furniture and equipment	884	1,135
Computer processing	433	434
Corporate insurance	370	622
Legal fees, net	172	329
Advertising and public relations	109	422
Other noninterest expense	3,047	3,303

Total noninterest expense	$16,740	$18,783

Noninterest expense declined $2.0 million, or 10.9%, to $16.7 million during the first quarter of 2005, as compared to the $18.8 million of noninterest expense during the same quarter in 2004. The decrease in noninterest expense was principally a result of our efforts to reduce our operating expenses. The lower level of noninterest expense was primarily due to lower salaries and benefits, occupancy of premises, furniture and equipment, corporate insurance, and advertising.

Total salaries and employee benefits expense decreased $731,000, or 6.8%, to $10.0 million during the first quarter of 2005 compared to $10.7 million during the first quarter a year ago. Salaries, employment taxes, and medical insurance decreased $1.1 million, or 12.5%, to $7.9 million during the first quarter of 2005 compared to $9.0 million for the first quarter of 2004. The decline in total base salaries was a result of the reduction in the number of full-time equivalent employees. The number of full-time equivalent employees declined to 435 at March 31, 2005 from 482 at March 31, 2004. In addition, severance expense declined $395,000 in the first quarter of 2005. Incentives, commissions, and retirement benefits increased $402,000, or 23.6%, to $2.1 million during the first quarter of 2005 reflecting the improved financial performance of the Bank in the first quarter of 2005 as compared to the first quarter of 2004.

Beginning 2006, salaries and employee benefits expense will be impacted by the implementation of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. Beginning in 2006, we will be required to record compensation expense in the future for all existing stock options that have not vested as of date of adoption and for all future grants of employee stock options. While we have not yet

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

completed our evaluation of the impact of the adoption of SFAS 123R on our consolidated financial statements, including the impact of the transitional provisions of SFAS 123R, we expect to record increased salary and employee benefit expense as a result of its implementation. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details concerning our implementation of SFAS 123R.

Occupancy expense was $1.7 million during the first quarter of 2005 compared to $1.8 million during the same quarter a year ago, a decrease of $82,000, or 4.5%. Lower building depreciation, real estate taxes, and repair and maintenance expense, partly offset by an increase in rent expense, combined to produce the lower occupancy expense. The lower depreciation on buildings was primarily due to the January 2005 sale of our Broadview branch and the June 2004 sale of our Burbank facility. Upon sale of our Burbank facility, we leased back approximately one-half of the space for our retail branch and certain operating departments at that facility. This new lease, as well as our new 2,500 square foot banking facility in Itasca, Illinois, which opened in June 2004, caused the increase in rent expense between the first quarter of 2004 and the first quarter of 2005.

In addition, we have taken other steps that are expected to impact occupancy expense in the future. On February 18, 2005, we completed a transaction in which we terminated the operating lease for our 58,000 square-foot Wheeling facility. Upon termination of our obligation under the existing lease, we signed a new 10-year operating lease for 8,300 square feet on the first floor of the Wheeling facility for a smaller branch. We expect to save approximately $400,000 per year by occupying less space at this facility. In addition, in April 2005 we opened a 2,800 square-foot banking facility under a 3-year operating lease in Orland Park, Illinois, a southern suburb of Chicago. We also completed the sale of our Ashland facility in the fourth quarter of 2004. We retained a small parcel of land to construct a new, smaller facility on that site. We expect to move into this new 6,000 square-foot facility, from our temporary rented facility on Bishop, during the second half of 2005.

The expense for furniture and equipment was $884,000 during the first quarter of 2005, compared to $1.1 million during the same quarter in 2004, a decrease of $251,000 or 22.1%. The decrease in expense was mainly due to lower depreciation for furniture and equipment and a reduction in equipment repairs and maintenance.

Corporate insurance expense declined for the first quarter of 2005 to $370,000 compared to $622,000 during the first quarter of 2004. An adjustment to our directors’ and officers’ insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense for 2005 as compared to 2004.

We incur legal fees for the holding company and for the Bank. Legal fees at the Bank relate to collection activities as well as contract and compliance matters. Holding company legal fees are for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. Net legal fees totaled $172,000 during the first quarter of 2005 compared to $329,000 during the same period in 2004. Legal fees in 2005 included a $330,000 reimbursement of legal fees to the Bank from a legal action we instituted in 1999.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Advertising and public relations expense was $109,000 during the first quarter of 2005 as compared to $422,000 during the same quarter in 2004. The lower expense was a result of the timing of marketing activities and such activities can vary from quarter to quarter.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.0 million during the first quarter of 2005 compared to $3.3 million during the same period in 2004, a decrease of $256,000, or 7.8%. Lower telephone expense, outside services, and cost related to other real estate owned assets caused the decrease in expense between the two quarterly periods.

Income Taxes

We recorded income tax expense of $6.2 million during the first quarter of 2005, resulting in an effective income tax rate of 39.7%. In comparison, we recorded income tax expense of $2.1 million during the first quarter of 2004 resulting in an effective income tax rate of 33.8%. The higher pre-tax income coupled with a higher effective income tax rate produced the increase in income tax expense between the two quarterly periods. Income tax expense in 2005 includes the accrual of interest for unresolved tax positions. Without the accrual of the interest in 2005, the effective tax rate would have been 37% in 2005. The lower effective tax rate in 2004 is also a result of the increased impact of tax-exempt items because of the lower pretax income and the recognition of $46,000 in capital loss carry-back claims.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Our total assets increased to $2.94 billion at March 31, 2005 compared to $2.89 billion at year-end 2004, an increase of $56.1 million, or 1.9%. Asset growth was driven primarily from a $42.5 million increase in total loans. Total deposits increased by $65.0 million to $2.35 billion at March 31, 2005 compared to $2.28 billion at December 31, 2004. Total stockholders’ equity at March 31, 2005 was $159.0 million compared to $155.3 million at December 31, 2004.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $94.0 million at March 31, 2005 compared to $79.3 million at December 31, 2004. Cash consists of cash on hand at branches, balances at correspondent banks and cash letters in process of collection. Cash equivalents consist of short-term, interest-bearing investments and federal funds sold.

Interest-Earning Assets

Investment securities totaled $530.0 million at March 31, 2005 compared to $533.6 million at December 31, 2004. Purchases of $20.2 million in securities during the quarter were offset by $13.1 million in repayments on mortgage-related securities, a $7.6 million increase in the unrealized loss on the available for sale investment portfolio and the sale of $2.7 million of securities. The net unrealized loss on the available-for-sale portfolio increased $7.6 million during the first quarter due to changes in market interest rates. At March 31, 2005, we owned 34 investment securities in an unrealized loss position. Of these securities, ten securities have been in a loss position for more than twelve months. We believe that none of these unrealized losses represents other-than-temporary impairments of our investment portfolio. We believe that we have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

Period-end total loans increased $44.3 million, or 2.0%, to $2.26 billion at March 31, 2005 compared to $2.21 billion at December 31, 2004. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $61.2 million, or 3.2%, during the first quarter of 2005. The increase was attributable to growth in real estate - construction loans. Our real estate construction portfolio increased $62.8 million to $594.7 million at March 31, 2005 as compared to $531.9 million at December 31, 2004. The majority of the increase in real estate - construction lending related to residential developments.

During the first quarter of 2005, total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $17.2 million to $272.9 million at March 31, 2005. Consumer-oriented loans as a percentage of total loans declined to 12% at March 31, 2005, from 13% at year-end 2004. The reduction in consumer-oriented loans included the sale of $3.65 million of mortgage, home equity and other consumer loans in connection with the sale of our Broadview banking facility. A significant portion of the consumer-oriented loan portfolio includes loans we originated through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $110 million at December 31, 2004 to $99 million at March 31, 2005.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	March 31, 2005	Dec. 31, 2004
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,117	$1,807
Nonaccrual loans	11,120	12,286

Total nonperforming loans	15,237	14,093
Other real estate owned	46	46
Other repossessed assets	11	12

Total nonperforming assets	$15,294	$14,151

Restructured loans not included in nonperforming assets	$2,768	$1,777
Impaired loans	$19,835	$18,327

Nonperforming loans to total loans	0.68%	0.64%
Nonperforming assets to total loans plus repossessed property	0.68%	0.64%
Nonperforming assets to total assets	0.52%	0.49%

The level of nonperforming loans increased $1.1 million to $15.2 million at March 31, 2005, compared to $14.1 million at December 31, 2004. The ratio of nonperforming loans as a percentage of total loans was 0.68% at March 31, 2005 compared to and 0.64% at December 31, 2004.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $19.8 million at March 31, 2005 compared to $18.3 million at year-end 2004. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

and therefore are excluded from impaired loans. Not included in the impaired loan amount are $13.0 million of loans to consumers secured by manufactured homes that we continue to monitor closely.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include specific allowances for identified problem loans and portfolio segments and the unallocated allowance. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	For Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Average total loans	$2,195,761	$1,970,937

Total loans at end of period	$2,255,867	$2,017,716

Allowance for loan losses:
Allowance at beginning of period	$37,484	$34,356
Total charge-offs	(501)	(2,206)
Total recoveries	445	325

Net charge-offs	(56)	(1,881)
Provision for loan losses	1,834	2,750

Allowance at end of period	$39,262	$35,225

Annualized net charge-offs to average total loans	0.01%	0.38%
Allowance to total loans at end of period	1.74%	1.75%
Allowance to nonperforming loans	257.68%	199.21%

Net charge-offs during the first quarter of 2005 were $56,000, or an annualized 0.01% of average loans. In comparison, net charge-offs during the first quarter of 2004 were $1.9 million representing an annualized 0.38% of average loans. We believe that the level of net charge-off incurred during the first quarter of 2005 is likely not to be sustainable for future quarters. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, the loans to which are inherently larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

Our allowance for loan losses increased to $39.3 million at March 31, 2005, or 1.74% of end-of-period loans and 257.68% of nonperforming loans. At December 31, 2004, the allowance for loan losses was $37.5 million, which represented 1.69% of end-of-period loans and 265.98% of nonperforming loans. At March 31, 2004, the allowance for loan losses was $35.2 million, which represented 1.75% of end-of-period loans and 199.21% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $1.8 million during the first quarter of 2005, compared to $2.8 million during the first quarter a year ago, a decrease of $916,000, or 33.3%. The lower level of provision for loan losses was due to the lower level of charge-offs and improved credit performance of our loan portfolio. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and our Credit Administration and Loan Review functions. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $12.0 million at March 31, 2005 compared to $14.8 million at December 31, 2004, a decrease of $2.8 million. In January 2005, we sold our Broadview branch, which had a book value of $2.0 million. In February 2005, in connection with the termination of the 58,000 square-foot operating lease for the Wheeling facility, we transferred a small parcel of land we owned near the facility, which had a book value of $195,000. Depreciation expense of $779,000 during the first quarter of 2005 produced the remainder of the decrease.

In April 2005, we opened a 2,800 square-foot branch located in Orland Park, Illinois, a southern suburb of Chicago. We lease this facility under a 3-year operating lease. Additionally, we are currently building a 6,000 square-foot facility at the former location of our Ashland facility. We expect to be able to move from our temporary Bishop facility into the new Ashland facility during the second half of 2005.

At December 31, 2004, the Company had $54,000 of other intangible assets, subject to amortization, that related to the purchase of land trust business in 1998. This intangible asset

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

was included in other assets on the Consolidated Balance Sheets. During the first quarter of 2005, the Company sold its land trust operations and the unamortized balance of this intangible asset was written off, reducing the gain recognized on the sale.

Deposits

During the first quarter of 2005, total deposits increased on a net basis by $65.0 million, or 2.8%, to $2.35 billion at March 31, 2005, as compared to $2.28 billion at December 31, 2004. In January 2005, we sold our Broadview branch, which included $19.7 million of deposit balances. Of the deposits sold, $13.1 million were time deposits, $4.1 million were NOW, savings and money market accounts and $2.5 million were noninterest-bearing demand deposits. The majority of the gross increase in deposits of $86.8 million was obtained through issuance of brokered and out-of-local-market certificates of deposit. From December 31, 2004 to March 31, 2005, brokered certificates of deposit increased $63.6 million and out-of-local-market certificates of deposits increased $16.0 million. An increase in interest-bearing demand deposits of $53.6 million was largely offset by a decrease in noninterest-bearing demand deposits of $55.6 million. Historically, we experience a decline in our noninterest-bearing demand deposits in the first calendar quarter of each year, as our customers reduce their cash balances. However, the decline in the first quarter of 2005 was somewhat larger than what we have experienced in the past. Money market account balances increased during the first quarter of 2005.

We obtain our funding through several deposit generating sources; using a mix of wholesale and local customer funds based on cost effectiveness, fee income potential and liquidity dynamics. We manage potential liquidity risk associated with wholesale funding by extending and staggering maturities, pledging collateral and maintaining multiple sources within the wholesale marketplace to obtain funding. We have historically used wholesale funding sources such as brokered CDs, especially when such funds can be obtained at a lower overall cost than in-market deposits. We expect that the wholesale funds market will remain a significant funding source for us. The cost and availability of funding may be a factor in our evaluation of opportunities to grow our earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$447,904	19.8%	—%	$408,822	20.1%	—%
Interest-bearing demand deposits	573,276	25.4	1.27	561,147	27.5	0.69
Savings deposits	82,540	3.7	0.29	91,161	4.5	0.31
Time deposits:
Certificates of deposit	521,129	23.1	2.70	511,590	25.1	2.31
Out-of-local-market certificates of deposit	132,026	5.8	2.88	85,734	4.2	2.74
Brokered certificates of deposit	432,252	19.1	2.82	316,698	15.5	2.24
Public Funds	70,630	3.1	2.45	63,006	3.1	1.35

Total time deposits	1,156,037	51.1	2.75	977,028	47.9	2.26

Total deposits	$2,259,757	100.0%		$2,038,158	100.0%

Quarterly average deposits increased $221.6 million, or 10.9%, to $2.26 billion for the first quarter in 2005, as compared to the first quarter in 2004. Approximately 73.1% of the increase in deposits was obtained through issuance of brokered and out-of-local-market certificates of deposit. Another 17.6% was obtained through increased noninterest-bearing demand deposit accounts. Quarterly average brokered certificates of deposit increased $115.6 million or 36.5%, to $432.3 million for the first quarter of 2005 from the first quarter of 2004. Average out-of-local-market certificates of deposits increased $46.3 million or 54.0%, to $132.0 million for the first quarter 2005 compared to the same quarter in 2004. Average noninterest-bearing demand deposits increased $39.1 million or 9.6%, to $447.9 million during the first quarter of 2005, compared to $408.8 million during the year ago quarter.

Other Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings decreased $14.7 million, or 6.4%, to $214.9 million at March 31, 2005, as compared to $229.5 million at December 31, 2004. The decline in short-term borrowings was primarily due to lower federal funds purchased of $22.8 million, partly offset by an $8.1 million increase in securities sold under agreements to repurchase.

FHLB advances totaled $75.0 million at both March 31, 2005 and December 31, 2004. In addition, borrowings at the holding company level were $10.5 million at both March 31, 2005 and December 31, 2004. Our aggregate borrowings consist of a $10.0 million subordinated debt agreement and $500,000 term loan. We also have an $11.5 million revolving credit facility that has not yet been drawn upon.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At both March 31, 2005 and December 31, 2004, we had $87.6 million of junior subordinated debentures issued to two of our wholly owned subsidiaries. We had $46.4 million outstanding from the junior subordinated debentures, at a fixed interest rate of 9.75%, issued to TAYC Capital Trust I. In addition, we had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II. The junior subordinated debentures have a floating interest rate, which adjusts quarterly, of the three-month LIBOR rate plus 2.68%. The interest rate was 5.71% on March 31, 2005 and 5.18% at December 31, 2004. Each of these trusts used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures.

CAPITAL RESOURCES

At both March 31, 2005 and December 31, 2004, both the holding company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$264,164	10.44%	>$	202,416	>8.00%	>$	253,020	>10.00%
Cole Taylor Bank	273,014	10.79		>202,362	>8.00		>252,952	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	192,421	7.61		>101,208	>4.00		>151,812	>6.00
Cole Taylor Bank	241,301	9.54		>101,181	>4.00		>151,771	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	192,421	6.76		>113,839	>4.00		>142,298	>5.00
Cole Taylor Bank	241,301	8.49		>113,709	>4.00		>142,136	>5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,044	10.25%	>$	199,026	>8.00%	>$	248,783	>10.00%
Cole Taylor Bank	262,749	10.57		>198,933	>8.00		>248,666	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	180,776	7.27		>99,513	>4.00		>149,270	>6.00
Cole Taylor Bank	231,586	9.31		>99,466	>4.00		>149,200	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	180,776	6.48		>111,545	>4.00		>139,431	>5.00
Cole Taylor Bank	231,586	8.30		>111,604	>4.00		>139,504	>5.00

During the first quarter of 2005, the Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. First quarter Bank net income of $11.5 million less dividends paid to the holding company of $2.0 million created the increase in regulatory capital at the Bank. The Bank is subject to dividend restrictions established by regulatory authorities and in the covenants of the holding company’s senior notes payable agreement. The dividends, as of March 31, 2005, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $54.3 million. The note payable covenant is measured on an annual basis whereby the dividends should not exceed 60% of the total year’s net income at the Bank.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first quarter of 2005, the holding company’s capital ratios also increased because the increase in regulatory capital exceeded the increase in risk-weighted and average assets. During the first quarter of 2005, we declared common stock dividends of $0.06 per share, totaling $581,000. The covenants in our senior notes payable agreement restrict the amount of common dividends that the Company can pay to shareholders to 25% of that year’s annual consolidated net income. Management assesses the holding company’s capital position on a regular basis and remains cognizant of the degree to which the holding company is leveraged. The factors that management will continue to evaluate are the sources and uses of additional capital in keeping with our overall strategic plan, as well as the potential dilutive nature of raising capital and the related costs.

LIQUIDITY

From December 31, 2004 to March 31, 2005, our cash and cash equivalent balances increased $14.8 million to $94.0 million. During the first quarter of 2005, we increased deposits, primarily brokered and out-of local-market certificates of deposit, to fund loan growth. Total deposits increased $86.8 million to fund $48.5 million in loan growth and the sale of the Broadview deposits of $19.7 million. Investment securities totaling $20.2 million were purchased during the quarter to offset maturities and sales of $15.8 million as well as the decline in the fair value of the securities of $7.9 million. Additional sources of liquidity for the Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents declined $2.3 million from December 31, 2004 to $4.6 million at March 31, 2005. The primary source of holding company liquidity for the quarter was the receipt of $2.0 million in dividends from the Bank. During the first quarter of 2005, the holding company paid interest on the junior subordinated debentures and the notes payable of $1.7 million and $135,000, respectively and dividends to common shareholders of $579,000. Cash used for holding company operations during the first quarter of 2005 included the payment of salaries, year-end bonuses and insurance premiums. The holding company did not increase its borrowings under its notes payable and at March 31, 2005 has an $11.5 revolving line of credit that has not yet been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit, financial guarantees, and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At March 31, 2005, we had $881.8 million of undrawn commitments to extend credit and $105.0 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2005, our only derivative financial instruments were interest-rate exchange contracts. We maintain interest rate exchange contracts with notional amounts of $180.0 million to hedge the fair values of certain brokered certificates of deposit and of $50.0 million to hedge the variability of cash flows of prime-based commercial loans. Under the contracts to hedge the fair value of brokered certificates of deposit, we receive a fixed interest rate equal to the rate paid on the brokered certificates of deposit and pay a floating interest rate based upon LIBOR. During the first quarter of 2005, we entered into additional interest rate exchange agreements with a notional amount totaling of $50.0 million to the hedged newly issued brokered certificates of deposit of $50.0 million. Under the contract to hedge the variability in cash flows from prime-based commercial loans, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate based on a notional amount of $50.0 million. We review the hedging relationship periodically for effectiveness. During first quarter of 2005, we determined the hedging relationship to be highly effective, and we recorded no ineffectiveness during the period.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of imbedded options in products such as callable and mortgage-backed securities, real estate mortgage loans, and callable borrowings are also considered. Changes in net interest income in

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

Our net interest margin began increasing during the second half of 2004 in response to increased market interest rates. The impact of the 175 basis point increase in the Bank’s prime lending rate since June 2004 on our $1.2 billion in prime-indexed, floating-rate commercial loans significantly increased our loan interest income. Critical factors affecting our net interest margin in future periods will be our pricing strategy on our deposit products as well as the source of our funding growth. Our modeling of the March 31, 2005 balance sheet, using the market interest rates in effect at period-end, indicated increased pressure on our net interest margin in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature.

Our simulation modeling of a continued rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $3.0 million, or 2.94%, higher than the net interest income in the rates unchanged scenario at March 31, 2005. Conversely, at March 31, 2005, net interest income at risk for year one in a 200 basis points falling rate scenario was calculated at $8.0 million, or 7.85%, lower than the net interest income in the rates unchanged scenario. These exposures were within our policy guidelines of 10%. The direction of our one-year exposure to rising and declining interest rates at March 31, 2005 was generally consistent with our exposure at December 31, 2004. However, in our March 31, 2005 modeling, we measured and reported the risk of rates declining 200 basis points. At December 31, 2004, we measured and reported the risk of rates declining 100 basis points.

Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At March 31, 2005		At December 31, 2004
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$2,997	2.94%	$3,806	3.84%
- 100 basis points over one year	—	—	(4,194)	(4.23)%
- 200 basis points over one year	(8,018)	(7.85)%	—	—

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2004, the FASB released Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue No. 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment. The guidance from Issue No. 03-01 was to become effective for annual financial statements for fiscal years ending after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-01-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delayed the effective date for certain measurement and recognition guidance of Issue 03-01. This delay did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. In addition, the quantitative and qualitative disclosure requirements of Issue No. 03-1 remain in effect. We will complete our evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB revised and reissued SFAS No. 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission issued guidance delaying the effective date to annual periods beginning after June 14, 2005. Therefore, we will be required to adopt SFAS 123R beginning in the first quarter of 2006. SFAS 123R requires public entities to measure cost of employee services received in exchange for award of equity securities based on the grant-date fair value of the award. The cost of the award will be recognized over the period during which an employee is required to provide service. Public entities are required to measure the cost of employee services received in exchange for an award of liability instruments based upon the current fair value, adjusted at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation over that period. SFAS 123R eliminates the intrinsic value method of accounting for employee stock options under APB Opinion No. 25. As a result, we will be required to record compensation expense in the future for all existing stock options that have not vested as of January 1, 2006, and for all future grants of employee stock options. While we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements and the transitional provisions of SFAS 123R, we expect to record increased expense as a result of implementation.

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

	2005 Quarter Ended Mar. 31	2004 Quarter Ended				2003 Quarter Ended
		Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share amounts)
Interest income	$39,512	$37,002	$34,972	$32,869	$32,510	$32,648	$34,576	$34,873
Interest expense	13,529	11,735	10,633	9,376	9,408	9,123	9,856	10,567

Net interest income	25,983	25,267	24,339	23,493	23,102	23,525	24,720	24,306
Provision for loan losses	1,834	1,833	2,750	2,750	2,750	2,700	2,700	1,533
Noninterest income	8,128	5,923	4,280	4,304	4,675	4,939	4,590	4,977
Securities gains, net	127	(201)	345	—	—	—	—	—
Noninterest expense	16,740	18,164	16,310	18,416	18,783	22,545	19,005	19,223

Income before income taxes	15,664	10,992	9,904	6,631	6,244	3,219	7,605	8,527
Income taxes	6,222	3,606	3,072	2,324	2,108	728	2,013	2,988

Net income	$9,442	$7,386	$6,832	$4,307	$4,136	$2,491	$5,592	$5,539

Earnings per share:
Basic	$0.98	0.77	$0.72	$0.35	$0.35	$0.17	$0.50	$0.50
Diluted	0.96	0.76	0.71	0.34	0.34	0.17	0.50	0.49

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2004 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section of this quarterly report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” is incorporated herein by reference.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

TAYLOR CAPITAL GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this quarterly report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.42	Tenth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998.

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
10.43	Eleventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: May 6, 2005
/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)