Form 10-Q
period 2005-06-30
TAYLOR CAPITAL GROUP INC
filed 2005-08-03
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 29, 2005, there were 9,761,061 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$74,362	$55,101
Federal funds sold	105,800	15,000
Short-term investments	2,452	9,149

Total cash and cash equivalents	182,614	79,250
Investment securities:
Available-for-sale, at fair value	547,045	533,344
Held-to-maturity, at amortized cost (fair value of $275 at June 30, 2005 and December 31, 2004)	275	275
Loans, net of allowance for loan losses of $37,411 and $37,484 at June 30, 2005 and December 31, 2004, respectively	2,241,154	2,174,122
Premises, leasehold improvements and equipment, net	12,364	14,787
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,750	12,516
Other real estate and repossessed assets, net	585	58
Goodwill	23,237	23,354
Other assets	53,965	50,370

Total assets	$3,073,989	$2,888,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$459,672	$519,158
Interest-bearing	1,956,765	1,764,879

Total deposits	2,416,437	2,284,037
Short-term borrowings	266,825	229,547
Accrued interest, taxes and other liabilities	44,876	46,093
Notes payable and FHLB advances	85,500	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	2,901,276	2,732,815

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 10,084,068 and 9,976,556 shares issued at June 30, 2005 and December 31, 2004, respectively; 9,761,061 and 9,653,549 shares outstanding at June 30, 2005 and December 31, 2004, respectively	101	100
Surplus	150,922	147,682
Unearned compensation - stock grants	(2,692)	(1,383)
Retained earnings	32,338	16,386
Accumulated other comprehensive loss	(899)	(467)
Treasury stock, at cost, 323,007 shares at June 30, 2005 and December 31, 2004	(7,057)	(7,057)

Total stockholders’ equity	172,713	155,261

Total liabilities and stockholders’ equity	$3,073,989	$2,888,076

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$36,968	$26,965	$70,895	$53,964
Interest and dividends on investment securities:
Taxable	4,974	5,375	9,969	10,355
Tax-exempt	557	504	1,038	1,017
Interest on cash equivalents	243	25	352	43

Total interest income	42,742	32,869	82,254	65,379

Interest expense:
Deposits	11,825	6,415	21,521	12,942
Short-term borrowings	1,210	522	2,185	1,021
Notes payable and FHLB advances	1,026	1,078	2,028	2,172
Junior subordinated debentures	1,914	1,361	3,770	2,649

Total interest expense	15,975	9,376	29,504	18,784

Net interest income	26,767	23,493	52,750	46,595
Provision for loan losses	917	2,750	2,751	5,500

Net interest income after provision for loan losses	25,850	20,743	49,999	41,095

Noninterest income:
Deposit service charges	2,408	2,848	4,815	5,631
Trust and wealth management services	1,157	1,333	2,341	2,573
Gain on sale of land trusts	—	—	2,000	—
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	—	127	—
Other noninterest income	389	123	1,354	775

Total noninterest income	3,954	4,304	12,209	8,979

Noninterest expense:
Salaries and employee benefits	9,962	9,594	19,962	20,325
Occupancy of premises	1,716	2,054	3,441	3,861
Furniture and equipment	1,005	919	1,889	2,054
Computer processing	438	478	871	912
Corporate insurance	347	650	717	1,272
Legal fees, net	609	674	781	1,003
Advertising and public relations	164	745	273	1,167
Other noninterest expense	3,283	3,302	6,330	6,605

Total noninterest expense	17,524	18,416	34,264	37,199

Income before income taxes	12,280	6,631	27,944	12,875
Income taxes	4,603	2,324	10,825	4,432

Net income	$7,677	$4,307	$17,119	$8,443

Preferred dividend requirements	—	(1,014)	—	(1,875)

Net income applicable to common stockholders	$7,677	$3,293	$17,119	$6,568

Basic earnings per common share	$0.80	$0.35	$1.79	$0.69
Diluted earnings per common share	0.78	0.34	1.75	0.68

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261
Issuance of stock grants	—	—	1,791	(1,791)	—	—	—	—
Forfeiture of stock grants	—	—	(325)	109	—	—	—	(216)
Amortization of stock grants	—	—	—	373	—	—	—	373
Exercise of stock options	—	1	1,328	—	—	—	—	1,329
Tax benefit on stock options exercised and stock awards	—	—	446	—	—	—	—	446
Comprehensive income:
Net income	—	—	—	—	17,119	—	—	17,119
Change in unrealized loss on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(114)	—	(114)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(232)	—	(232)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income								16,687

Common stock dividends— $0.12 per share	—	—	—	—	(1,167)	—	—	(1,167)

Balance at June 30, 2005	$—	$101	$150,922	$(2,692)	$32,338	$(899)	$(7,057)	$172,713

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	150	(150)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	257	—	—	—	257
Exercise of stock options	—	—	480	—	—	—	—	480
Tax benefit on stock options exercised and stock awards	—	—	92	—	—	—	—	92
Comprehensive income:
Net income	—	—	—	—	8,443	—	—	8,443
Change in unrealized gain (loss) on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,059)	—	(7,059)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income								1,298

Dividends:
Preferred — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common — $0.12 per share	—	—	—	—	(1,141)	—	—	(1,141)

Balance at June 30, 2004	$38,250	$98	$144,572	$(1,012)	$3,321	$(2,625)	$(7,057)	$175,547

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,119	$8,443
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	923	784
Gain on sale of available-for-sale securities, net	(127)	—
Deferred loan fee amortization	(2,270)	(1,321)
Provision for loan losses	2,751	5,500
Depreciation and amortization	1,621	1,785
Deferred income taxes	933	(969)
Loss on sales of other real estate	—	10
Provision for losses on other real estate	69	66
Gain on sale of land trusts	(2,000)	—
Gain on sale of branch	(1,572)	—
Other, net	128	232
Changes in other assets and liabilities:
Accrued interest receivable	(1,935)	(1,824)
Other assets	(2,185)	5,649
Accrued interest, taxes and other liabilities	(2,119)	244

Net cash provided by operating activities	11,336	18,599

Cash flows from investing activities:
Purchases of available-for-sale securities	(53,790)	(123,377)
Proceeds from principal payments and maturities of available-for-sale securities	36,393	35,387
Proceeds from sale of available-for-sale securities	2,725	—
Proceeds from principal payments and maturities of held-to-maturity securities	—	250
Net increase in loans	(73,411)	(101,231)
Investment in TAYC Capital Trust II	—	(1,239)
Net additions to premises, leasehold improvements and equipment	(1,215)	(896)
Proceed from sale of premises, leasehold improvements and equipment	—	2,095
Net cash paid on sale of branch	(10,853)	—
Proceeds from sale of land trusts	2,050	—
Proceeds from sales of other real estate	(15)	132

Net cash used in investing activities	(98,116)	(188,879)

Cash flows from financing activities:
Net increase in deposits	152,697	159,096
Net increase (decrease) in short-term borrowings	37,278	(21,981)
Repayments of notes payable and FHLB advances	—	(15,000)
Proceeds from issuance of junior subordinated debentures	—	41,238
Trust preferred issuance costs	—	(390)
Proceeds from exercise of employee stock options	1,329	480
Dividends paid	(1,160)	(2,861)

Net cash provided by financing activities	190,144	160,582

Net increase (decrease) in cash and cash equivalents	103,364	(9,698)
Cash and cash equivalents, beginning of period	79,250	88,504

Cash and cash equivalents, end of period	$182,614	$78,806

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,784	$17,737
Income taxes	9,916	3,614

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(114)	$(7,059)
Tax benefit on stock options exercised and stock awards	446	92
Real estate acquired through foreclosure	581	1,551

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS( unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$204,102	$65	$(1,147)	$203,020
Collateralized mortgage obligations	111,271	279	(1,158)	110,392
Mortgage-backed securities	176,790	479	(2,015)	175,254
State and municipal obligations	56,286	2,123	(30)	58,379

Total available-for-sale	548,449	2,946	(4,350)	547,045

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$548,724	$2,946	$(4,350)	$547,320

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

3. Loans:

Loans classified by type at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	Dec. 31, 2004
	(in thousands)
Commercial and industrial	$637,866	$656,099
Commercial real estate secured	722,926	732,251
Real estate-construction	652,785	531,868
Residential real estate mortgages	58,878	64,569
Home equity loans and lines of credit	189,511	207,164
Consumer	15,761	18,386
Other loans	986	1,460

Gross loans	2,278,713	2,211,797
Less: Unearned discount	(148)	(191)

Total loans	2,278,565	2,211,606
Less: Allowance for loan losses	(37,411)	(37,484)

Loans, net	$2,241,154	$2,174,122

Nonaccrual and impaired loans at June 30, 2005 were $13.8 million and $34.0 million, respectively, as compared to $12.3 million and $18.3 million at December 31, 2004, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4. Premises, Leasehold Improvements, and Equipment:

Premises, leasehold improvements, and equipment at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	Dec. 31, 2004
	(in thousands)
Land and improvements	$1,140	$2,414
Buildings and improvements	2,260	3,931
Leasehold improvements	5,378	4,525
Furniture, fixtures and equipment	17,540	17,256

Total cost	26,318	28,126
Less accumulated depreciation and amortization	(13,954)	(13,339)

Net book value	$12,364	$14,787

5. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	Dec. 31, 2004
	(in thousands)
NOW accounts	$106,182	$124,015
Savings accounts	78,761	85,371
Money market deposits	508,074	421,529
Time deposits:
Certificates of deposit	556,701	525,173
Out-of-local-market certificates of deposit	145,952	124,005
Brokered certificates of deposit	484,077	415,151
Public time deposits	77,018	69,635

Total time deposits	1,263,748	1,133,964

Total	$1,956,765	$1,764,879

At June 30, 2005 and December 31, 2004, time deposits in amounts of $100,000 or more totaled $346.8 million and $331.3 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Short-Term Borrowings:

Short-term borrowings at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	Dec. 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$203,705	$185,737
Federal funds purchased	38,005	43,685
U.S. Treasury tax and loan note option	25,115	125

Total	$266,825	$229,547

7. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
For the Six Months Ended June 30, 2005: Unrealized gain/(loss) from securities:
Change in unrealized gain/(loss) on available-for-sale securities	$(48)	$17	$(31)
Less: reclassification adjustment for gains included in net income	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(175)	61	(114)
Change in net unrealized loss from cash flow hedging instruments	(356)	124	(232)
Change in deferred gain from termination of cash flow hedging instruments	(132)	46	(86)

Other comprehensive loss	$(663)	$231	$(432)

For the Six Months Ended June 30, 2004:
Change in unrealized gain/(loss) on available-for-sale securities	$(10,860)	$3,801	$(7,059)
Change in deferred gain from termination of cash flow hedging instruments	(132)	46	(86)

Other comprehensive loss	$(10,992)	$3,847	$(7,145)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For the quarterly and six month periods ended June 30, 2004, stock options outstanding to purchase 336,480 and 225,600 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Net income	$7,677	$4,307	$17,119	$8,443
Less preferred dividend requirements	—	(1,014)	—	(1,875)

Net income applicable to common stockholders	$7,677	$3,293	$17,119	$6,568

Weighted average common shares outstanding	9,585,338	9,500,486	9,570,041	9,495,701
Dilutive effect of common stock equivalents	232,987	56,620	227,521	95,758

Diluted weighted average common shares outstanding	9,818,325	9,557,106	9,797,562	9,591,459

Basic earnings per common share	$0.80	$0.35	$1.79	$0.69
Diluted earnings per common share	0.78	0.34	1.75	0.68

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income as reported	$7,677	$4,307	$17,119	$8,443
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	(9)	49	95	124
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(117)	(171)	(387)	(409)

Pro forma net income	7,551	4,185	16,827	8,158
Less preferred dividend requirements	—	(1,014)	—	(1,875)

Pro forma net income available to common stockholders	$7,551	$3,171	$16,827	$6,283

Basic earnings per common share
As reported	$0.80	$0.35	$1.79	$0.69
Pro forma	0.79	0.33	1.76	0.66
Diluted earnings per common share
As reported	$0.78	$0.34	$1.75	$0.68
Pro forma	0.77	0.33	1.72	0.66

10. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange agreements and floors, to assist in interest rate risk management. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first six months of 2005.

	Interest Rate Exchange Agreements			Interest Rate Floors
	Fair Value Hedge	Cash Flow Hedge	Total	Cash Flow Hedge
	(dollars in thousands)
Balance at December 31, 2004	$130,000	$50,000	$180,000	$—
Additions	90,000	—	90,000	100,000
Terminations/calls	—	—	—	—
Maturities	—	—	—	—

Balance at June 30, 2005	$220,000	$50,000	$270,000	$100,000

Fair value at June 30, 2005	$(2,538)	$(876)	$(3,414)	$590

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Below is summary information regarding the interest rate exchange agreements outstanding at June 30, 2005.

	Notional Amount (in thousands)	Weighted Averages
		Receive Rate	Pay Rate	Life in Years	Hedged Item
Fair Value Hedge	$220,000	3.76%	3.29%	5.0	Brokered certificates of deposits
Cash Flow Hedge	50,000	6.04%	6.25%	2.2	Variable rate commercial loans

Total	$270,000	3.83%	4.18%	4.5

During the first six months of 2005, the Company entered into additional interest rate exchange contracts, with a total notional amount of $90.0 million. These interest rate exchange contracts were used to hedge $90.0 million of brokered certificates of deposits, and are accounted for as fair value hedges.

At the end of June 2005, the Company entered into a $100.0 million notional amount interest rate floor, with a floor rate of 5.50% based upon the prime lending rate. The Company uses this interest rate floor as a cash flow hedge of $100.0 million of its commercial loans, tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below 5.50%. This interest rate floor agreement expires in June 2010. During July 2005, the Company entered into another $100.0 million notional amount interest rate floor agreement. This agreement will also be a cash flow hedge on the Company’s commercial loan portfolio that is tied to the prime lending rate. This agreement has a floor amount of 6.25% and will expire in July 2010.

11. Common Stock Offering:

On July 25, 2005, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) for a public offering of up to $66 million of common stock, including shares of common stock to be offered by members of the Taylor family. The Company expects to use the net proceeds from its offering of shares for general corporate purposes, which may include working capital needs and investments in the Company’s subsidiary bank to support future growth. The Company will not receive any proceeds from the sale of shares by the Taylor family. It is anticipated that the Taylor family will be selling less than 10% of their aggregate holdings and will continue to own greater than 40% of the Company’s outstanding common stock, in the aggregate, upon completion of the offering. For a more complete description refer to the Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on July 25, 2005.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and our December 31, 2004 Annual Report on Form 10-K which contains audited financial statements of Taylor Capital Group, Inc. as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2005 and in our Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on July 25, 2005.

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

Certain accounting policies require us to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgments and assumptions made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.

The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact to our loan portfolio of a number of economic and qualitative factors. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties that could affect the ability of the borrowers in our portfolio to successfully execute their business models through changing economic environments and competitive challenges, as well as management and other changes that affect our borrowers, complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of all of the above factors to change, actual losses may vary from current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans and other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of Cole Taylor Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2005 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of Cole Taylor Bank to our carrying value for Cole

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Taylor Bank. Because there is not a readily observable market value for Cole Taylor Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable obligations of the holding company.

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

RESULTS OF OPERATIONS

Overview

We recorded net income applicable to common stockholders for the quarter ended June 30, 2005 of $7.7 million, or $0.78 per diluted common share, compared to $3.3 million, or $0.34 per diluted common share, for the second quarter of 2004. For the first six months of 2005, net income applicable to common stockholders was $17.1 million or $1.75 per diluted share, compared to $6.6 million, or $0.68 per diluted share, for the first six months of 2004. For both the quarterly and year to date periods, net income applicable to common stockholders increased as a result of increased net interest income and decreased provision for loan losses and noninterest expense. Additionally, pre-tax income during the first quarter of 2005 included pre-tax gains of $3.6 million from the sales of our land trust operations and our Broadview, Illinois branch.

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

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

Net interest income was $26.8 million during the second quarter of 2005, a $3.3 million, or 13.9%, increase over the $23.5 million of net interest income during the second quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

second quarter of 2005 was $27.1 million as compared to $23.8 million during the same quarter in 2004. Net interest income during the second quarter of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.82% during the second quarter of 2005 compared to 3.66% during the same quarter a year ago, an increase of 16 basis points. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004. The yield on our interest-earning assets increased 96 basis points to 6.06% during the second quarter of 2005 from 5.10% during the same quarter in 2004. The cost of our interest-bearing liabilities increased 94 basis points to 2.77% during the second quarter of 2005 from 1.83% during the same quarter in 2004.

The rise in short-term market interest rates over the last 12 months, including fed funds and LIBOR, produced an increase in both our yield on earning assets and the cost of our interest-bearing liabilities. The increase in market rates triggered a 225 basis point increase in our prime lending rate. The yield earned on our loans was 6.58% during the second quarter of 2005, an increase of 119 basis points over the loan yield of 5.39% during the second quarter in 2004. The change in mix of our interest-bearing liabilities also contributed to the increase in our interest costs. The issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $625,000, or six basis points, for the second quarter of 2005, as compared to the second quarter in 2004. In addition, we experienced declines in the balances of our lower-rate deposit products and increased balances in our higher-rate deposit products. The yield on our investment securities was largely unchanged between the second quarters of 2005 and 2004, in part because the market interest rates for investments with terms approximating five years did not increase to the same degree as short-term interest rates. Additionally, only approximately one-third of the investment portfolio was reinvested over the past year.

The volume of interest-earning assets is a key driver of net interest income earned. Average interest-earning assets increased $236.1 million, or 9.0%, to $2.85 billion for the second quarter of 2005 compared to $2.61 billion for the second quarter in 2004, primarily due to increased loans. Average loans increased $240.9 million, or 11.9%, to $2.26 billion during the second quarter of 2005 compared to $2.02 billion for the same quarter a year ago.

The $240.9 million increase in average loans between the second quarters of 2005 and 2004 was funded primarily with the $243.0 million increase in deposits. Between the two quarterly periods, average brokered and out-of-local-market certificates of deposits increased $140.3 million and average money market accounts increased $94.7 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased. In addition, the redemption of our Series A preferred stock in July 2004 reduced average stockholders’ equity and increased junior subordinated debentures.

The interest rate risk position of our overall balance sheet is asset sensitive, which means more assets are expected to re-price than liabilities over a one-year horizon. This balance sheet

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

structure provides opportunity for an increase in net interest margin during periods of rising interest rates, such as we experienced over the last year. We have been successful in widening our net interest margin over the last year in part by actively managing the increases in rates paid to depositors. However, our market’s impatience with the degree to which deposit rates have not kept pace with the increases in prime appears to have waxed considerably. We expect less opportunity for an increased net interest margin, even if interest rates were to rise in future periods, because of the increasing upward pressure on funding costs. If interest rates remain unchanged in future periods, we would expect to be exposed to the negative impact of a large percentage of our interest-bearing liabilities repricing at current market rates, while a large portion of our interest-earning assets have already repriced. Our net interest margin would also be negatively impacted by a decline in market interest rates. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004

Net interest income was $52.8 million during the first six months of 2005, a $6.2 million, or 13.2%, increase over the $46.6 million of net interest income during the same period a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2005 was $53.4 million as compared to $47.2 million during the same period in 2004. Net interest income during the first six months of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

The net interest margin was 3.83% during the first six months of 2005 compared to 3.70% during the same period a year ago, an increase of 13 basis points. Our net interest margin benefited from the increase in market interest rates over the last 12 months. Our net interest spread increased one basis point. The yield on our interest-earning assets increased 78 basis points to 5.95% during the first six months of 2005 from 5.17% during the same period in 2004. The cost of our interest-bearing liabilities increased 77 basis points to 2.62% during the first six months of 2005 from 1.85% during the same period in 2004. The change in the mix of our interest-bearing liabilities also contributed to the increase in our interest costs. The issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $1.2 million, or six basis points, for the first six months of 2005, as compared to the same period a year ago.

Average interest-earning assets increased $239.3 million, or 9.3%, to $2.81 billion for the first six months of 2005 compared to $2.57 billion for the first six months of 2004. Average loans increased $233.0 million, or 11.7%, to $2.23 billion during the first six months of 2005 compared to $1.99 billion for the same period a year ago.

The $233.0 million increase in average loans between the first six months of 2005 and 2004 was funded primarily with the $230.3 million increase in deposits. Between the two six month periods, average brokered and out-of-local-market certificates of deposits increased $151.1 million and average money market accounts increased $60.2 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

money market accounts and certificates of deposit increased. In addition, the redemption of our Series A preferred stock in July 2004 reduced average stockholders’ equity and increased junior subordinated debentures.

Tax Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income, and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the Consolidated Statements of Income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net interest income as stated	$26,767	$23,493	$52,750	$46,595
Tax equivalent adjustment-investments	300	274	559	553
Tax equivalent adjustment-loans	47	47	86	91

Tax equivalent net interest income	$27,114	$23,814	$53,395	$47,239

Yield on earning assets without tax adjustment	6.01%	5.05%	5.90%	5.12%
Yield on earning assets - tax equivalent	6.06%	5.10%	5.95%	5.17%

Net interest margin without tax adjustment	3.77%	3.61%	3.79%	3.65%
Net interest margin - tax equivalent	3.82%	3.66%	3.83%	3.70%

Net interest spread - without tax adjustment	3.24%	3.22%	3.28%	3.27%
Net interest spread - tax equivalent	3.29%	3.27%	3.33%	3.32%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended June 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$507,640	$4,974	3.92%	$542,280	$5,375	3.97%
Tax-exempt (tax equivalent) (2)	49,611	857	6.91	43,869	778	7.09

Total investment securities	557,251	5,831	4.19	586,149	6,153	4.20

Cash Equivalents	33,993	243	2.84	9,902	25	1.00

Loans (2) (3):
Commercial and commercial real estate	1,985,700	32,562	6.49	1,689,051	22,487	5.27
Residential real estate mortgages	60,680	760	5.01	70,875	942	5.32
Home equity and consumer	211,304	3,113	5.91	256,885	3,073	4.81
Fees on loans		580			510

Net loans (tax equivalent) (2)	2,257,684	37,015	6.58	2,016,811	27,012	5.39

Total interest-earning assets (2)	2,848,928	43,089	6.06	2,612,862	33,190	5.10

Allowance for loan losses	(39,379)			(35,871)

NON-EARNING ASSETS:
Cash and due from banks	69,522			60,435
Accrued interest and other assets	82,480			88,845

TOTAL ASSETS	$2,961,551			$2,726,271

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$631,568	2,540	1.61	$553,908	901	0.65
Savings deposits	79,840	58	0.29	91,547	72	0.32
Time deposits	1,204,454	9,227	3.07	1,027,388	5,442	2.13

Total interest-bearing deposits	1,915,862	11,825	2.48	1,672,843	6,415	1.54

Short-term borrowings	222,227	1,210	2.15	244,476	522	0.86
Notes payable and FHLB advances	85,500	1,026	4.75	95,500	1,078	4.54
Junior subordinated debentures	87,638	1,914	8.74	52,744	1,361	10.32

Total interest-bearing liabilities	2,311,227	15,975	2.77	2,065,563	9,376	1.83

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	437,721			442,258
Accrued interest, taxes, and other liabilities	48,192			40,475

Total noninterest-bearing liabilities	485,913			482,733

STOCKHOLDERS’ EQUITY	164,411			177,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,961,551			$2,726,271

Net interest income (tax equivalent) (2)		$27,114			$23,814

Net interest spread (tax equivalent) (2) (4)			3.29%			3.27%

Net interest margin (tax equivalent) (2) (5)			3.82%			3.66%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Six Months Ended June 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$506,858	$9,969	3.93%	$519,789	$10,355	3.99%
Tax-exempt (tax equivalent) (2)	45,722	1,597	6.99	44,200	1,570	7.10

Total investment securities	552,580	11,566	4.19	563,989	11,925	4.23

Cash Equivalents	26,297	352	2.67	8,582	43	0.99

Loans (2) (3):
Commercial and commercial real estate	1,949,017	62,217	6.35	1,651,540	44,393	5.32
Residential real estate mortgages	62,404	1,614	5.17	76,469	2,066	5.40
Home equity and consumer	215,473	6,104	5.71	265,865	6,450	4.88
Fees on loans		1,046			1,146

Net loans (tax equivalent) (2)	2,226,894	70,981	6.43	1,993,874	54,055	5.45

Total interest-earning assets (2)	2,805,771	82,899	5.95	2,566,445	66,023	5.17

Allowance for loan losses	(38,972)			(35,316)

NON-EARNING ASSETS:
Cash and due from banks	67,354			58,339
Accrued interest and other assets	83,598			91,542

TOTAL ASSETS	$2,917,751			$2,681,010

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$602,583	4,330	1.45	$557,527	1,863	0.67
Savings deposits	81,183	118	0.29	91,354	144	0.32
Time deposits	1,180,379	17,073	2.92	1,002,208	10,935	2.19

Total interest-bearing deposits	1,864,145	21,521	2.33	1,651,089	12,942	1.58

Short-term borrowings	228,430	2,185	1.90	237,755	1,021	0.86
Notes payable and FHLB advances	85,500	2,028	4.72	97,808	2,172	4.39
Junior subordinated debentures	87,638	3,770	8.60	49,572	2,649	10.69

Total interest-bearing liabilities	2,265,713	29,504	2.62	2,036,224	18,784	1.85

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	442,784			425,540
Accrued interest, taxes, and other liabilities	48,243			40,899

Total noninterest-bearing liabilities	491,027			466,439

STOCKHOLDERS’ EQUITY	161,011			178,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,917,751			$2,681,010

Net interest income (tax equivalent) (2)		$53,395			$47,239

Net interest spread (tax equivalent) (2) (4)			3.33%			3.32%

Net interest margin (tax equivalent) (2) (5)			3.83%			3.70%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Deposit service charges	$2,408	$2,848	$4,815	$5,631
Trust services	778	1,045	1,627	2,020
Wealth management services	379	288	714	553
Gain on sale of land trusts	—	—	2,000	—
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	—	127	—
Loan syndication fees	—	—	700	—
Other noninterest income	389	123	654	775

Total noninterest income	$3,954	$4,304	$12,209	$8,979

Noninterest income decreased by $350,000 to $4.0 million for the second quarter of 2005, as compared to $4.3 million for the second quarter in 2004. Deposit service charges and trust fees were lower in the second quarter of 2005 as compared to the second quarter a year ago.

Noninterest income increased by $3.2 million to $12.2 million for the first six months of 2005, as compared to $9.0 million for the first six months of 2004. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch and $700,000 of loan syndication fees. Deposit service charges, trust fees, and other noninterest income were lower in the first six months of 2005 as compared to the same period a year ago.

Deposit service charges were $2.4 million during the second quarter of 2005, $440,000 or 15.4% less than the deposit service charges of $2.8 million during the same quarter a year ago. Deposit service charges were $4.8 million during the first six months of 2005, $816,000 or 14.5% less than the deposit service charges of $5.6 million during the same period a year ago. The decrease in service charge revenue during 2005 was primarily caused by a lower volume of deposit services rendered and an increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. We believe increasing deposit service charge income in future periods will continue to be challenged by possible increases in the earnings credit rate, competitive pricing pressures for cash management services and the decline in the volume of paper checks clearing the banking system as a whole.

Trust service fees were $778,000 during the second quarter of 2005 compared to $1,045,000 during the second quarter a year ago, a decrease of $267,000, or 25.6%. For the first six months of 2005, trust fees were $1.6 million as compared to $2.0 million in the first six

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

months of 2004, a decline of $393,000. Beginning April 1, 2005, our trust fees did not include land trust fees because our land trust operations were sold on March 31, 2005. Land trust fees for the second quarter and first six months of 2004 totaled $277,000 and $535,000, respectively.

Wealth management services consist primarily of asset management consulting services. Wealth management fees increased $91,000, or 31.6%, to $379,000 during the second quarter of 2005 compared to $288,000 during the same quarter a year ago. Wealth management fees for the first six months of 2005 increased $161,000, or 29%, to $714,000 for the first six months of 2005, compared to $553,000 for the same period a year ago. The market value of assets under management has increased approximately 19% over the past year.

On March 31, 2005, we sold our land trust operations and recorded a gain on the sale of $2.0 million. We elected to capitalize on the current value of our land trust operations by selling it to an existing land trustee who can apply greater economies of scale. Our decision to sell such operations was consistent with our focus on our products and services that best meet the needs of our business customers.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch. This sale allows us to redeploy our investment in banking facilities into geographic markets more aligned with our targeted customers.

In March 2005, we recorded a $127,000 gain on the sale of $2.7 million of available-for-sale investment securities. We sold eleven low-balance, mortgage-backed securities to improve the operating efficiency of the portfolio. No sales of investment securities occurred during the first half of 2004.

We received $700,000 of loan syndication fees in March 2005. We earn these fees through the syndication of certain commercial real estate development loans for our customers. We expect the opportunity to provide this service to recur, but not necessarily on a routine, predictable basis. We did not receive any similar fees during the first six months of 2004.

Other noninterest income includes fees received from the issuance of standby letters of credit, fees for non-customer usage of our automated teller machines, revenues (losses) from mortgage banking operations, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. The increase in other noninterest income during the second quarter of 2005 as compared to the year ago quarter was primarily due to the timing of recognition of losses from our investment in low-income housing partnerships.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$7,844	$8,072	$15,741	$17,102
Incentives, commissions, and retirement benefits	2,118	1,522	4,221	3,223

Total salaries and employee benefits	9,962	9,594	19,962	20,325
Occupancy of premises	1,716	2,054	3,441	3,861
Furniture and equipment	1,005	919	1,889	2,054
Computer processing	438	478	871	912
Corporate insurance	347	650	717	1,272
Legal fees, net	609	674	781	1,003
Advertising and public relations	164	745	273	1,167
Other noninterest expense	3,283	3,302	6,330	6,605

Total noninterest expense	$17,524	$18,416	$34,264	$37,199

Noninterest expense declined $892,000, or 4.8%, to $17.5 million during the second quarter of 2005, as compared to the $18.4 million of noninterest expense during the second quarter in 2004. Noninterest expense declined $2.9 million, or 7.9%, to $34.3 million during the first six months of 2005, as compared to the $37.2 million of noninterest expense during the same period in 2004. The decrease in noninterest expense in 2005 as compared to 2004 was principally a result of our efforts to reduce our operating expenses. The lower level of noninterest expense was primarily due to lower salaries, occupancy of premises, corporate insurance and advertising.

Salaries, employment taxes, and medical insurance expense decreased $228,000, or 2.8%, to $7.8 million during the second quarter of 2005 compared to $8.1 million for the second quarter of 2004. Salaries, employment taxes, and medical insurance expense decreased $1.4 million, or 8.0%, to $15.7 million during the first six months of 2005 compared to $17.1 million for the first six months of 2004. The decline in total base salaries was a result of the reduction in the number of full-time equivalent employees. The number of full-time equivalent employees declined to 434 at June 30, 2005 from 467 at June 30, 2004 and 483 at December 31, 2003. Severance expense was $434,000 during the second quarter 2005, compared to $497,000 for the second quarter 2004. Severance expense was $495,000 during the first six months of 2005, compared to $952,000 for the first six months of 2004.

Incentives, commissions, and retirement benefits increased $596,000, or 39.2%, to $2.1 million during the second quarter of 2005 as compared to the second quarter of 2004. For the first six months of 2005, incentives, commissions, and retirement benefits increased $1.0 million, or 31.0%, to $4.2 million, compared to the same period a year ago. The increase reflects the improved financial performance of the Bank in 2005 as compared to 2004 and the intense competition for the retention and recruitment of experienced and successful commercial lending officers.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Beginning January 1, 2006, our salaries and employee benefits expense will be impacted by the implementation of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. Beginning in 2006, we will be required to record compensation expense in the future for all existing stock options that have not vested as of date of adoption and for all future grants of employee stock options. We expect to record increased salary and employee benefit expense as a result of the implementation of SFAS 123R. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details concerning our implementation of SFAS 123R.

Occupancy of premises expense was $1.7 million during the second quarter of 2005 compared to $2.1 million during the same quarter a year ago, a decrease of $338,000, or 16.5%. For the first six months of 2005, occupancy expense was $420,000, or 10.9%, lower than occupancy expense for the comparable period the prior year. Lower building depreciation, real estate taxes and repair and maintenance expense, partly offset by an increase in rent expense, combined to produce the lower occupancy expense in 2005. The lower depreciation on buildings was primarily due to the January 2005 sale of our Broadview branch and the June 2004 sale of our Burbank facility. New leases for our Burbank, Itasca and Orland Park facilities caused the increase in rent expense between 2005 and 2004.

The expense for furniture and equipment was $1.0 million during the second quarter of 2005, compared to $919,000 during the same quarter in 2004, and $1.9 million for the first six months of 2005 as compared to $2.1 million in 2004. The decrease in expense for the six month period was mainly due to lower depreciation expense and a reduction in equipment repairs and maintenance.

Corporate insurance expense declined for both the second quarter and the first six months of 2005 as compared to the same periods in 2004. For the second quarter of 2005, corporate insurance expense declined $303,000, or 46.6%. For the first six months of 2005, corporate insurance expense declined $555,000, or 43.6%. An adjustment to our directors’ and officers’ insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense for 2005 as compared to 2004.

We incur legal fees for the holding company and for Cole Taylor Bank. Legal fees at Cole Taylor Bank relate to collection activities as well as contract and compliance matters. Holding company legal fees are for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. Net legal fees totaled $609,000 during the second quarter of 2005 compared to $674,000 during the same period in 2004. Legal fees for the first six months of 2005 were $781,000 as compared to $1.0 million for the same period in 2004. Legal fees in 2005 included a $330,000 reimbursement of legal fees to Cole Taylor Bank from a legal action we instituted in 1999.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Advertising and public relations expense was $164,000 during the second quarter of 2005 as compared to $745,000 during the same quarter in 2004, a decrease of $581,000, or 78.0%. The second quarter of 2004 included the write-off of $398,000 of remaining capitalized production costs of television commercials. For the first six months of 2005, advertising expense totaled $273,000 as compared to $1.2 million for the same period in 2004. The timing of our marketing activities can cause advertising expense to vary from period to period. Although we plan to increase our marketing expense in the second half of 2005, we do not expect our marketing expense for all of 2005 to exceed the amount of our marketing expense for all of 2004.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.3 million during the second quarters of both 2005 and 2004 and $6.3 million and $6.6 million for the six month periods ended June 30, 2005 and 2004, respectively. Lower telephone expense, outside services, computer software charges and costs related to other real estate owned assets caused the decrease in expense between the two periods.

Income Taxes

We recorded income tax expense of $4.6 million during the second quarter of 2005, resulting in an effective income tax rate of 37.5%. In comparison, we recorded income tax expense of $2.3 million during the second quarter of 2004 resulting in an effective income tax rate of 35.1%. The higher pre-tax income coupled with a higher effective income tax rate produced the increase in income tax expense between the two quarterly periods. Income tax expense in 2005 includes the accrual of interest for unresolved tax positions. Without the accrual of the interest in 2005, the effective tax rate would have been approximately 37% in 2005. The lower effective tax rate in 2004 is also a result of the increased impact of tax-exempt items because of the lower pretax income and the recognition of $46,000 in capital loss carry-back claims.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Total assets were $3.1 billion at June 30, 2005, an increase of $185.9 million, or 6.4%, over total assets of $2.9 billion at December 31, 2004. Total loans increased $67.0 million, or 3.0%, and federal funds sold on June 30, 2005 were $90.8 million higher than federal funds sold on December 31, 2004. Total deposits increased by $132.4 million to $2.42 billion at June 30, 2005 compared to $2.28 billion at December 31, 2004. Total stockholders’ equity at June 30, 2005 was $172.7 million compared to $155.3 million at December 31, 2004.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $182.6 million at June 30, 2005 compared to $79.3 million at December 31, 2004. Cash and due from banks totaling $74.4 million at June 30, 2005 consisted of cash on hand at branches, balances at correspondent banks and cash letters in process of collection. Cash equivalents consist of short-term, interest-bearing investments and federal funds sold. The increase in cash equivalents to $108.3 million on June 30, 2005 was a result of short-term excess liquidity. Average short-term investments for the second quarter 2005 were $34.0 million.

Interest-Earning Assets

Investment securities totaled $547.3 million at June 30, 2005 compared to $533.6 million at December 31, 2004. During the first six months of 2005, we purchased $53.8 million in securities, including $20.1 million of U.S. government agency securities, $18.6 million of mortgage-backed securities and $15.1 million of tax-exempt municipal securities. These purchases were partially offset by $36.4 million in repayments and maturities and the sale of $2.7 million of securities. At June 30, 2005, we owned 34 investment securities in an unrealized loss position. Of these securities, 12 securities have been in a loss position for more than twelve months. We believe that none of these unrealized losses represents other-than-temporary impairments of our investment portfolio. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Period-end total loans increased $67.0 million, or 3.0%, to $2.28 billion at June 30, 2005 compared to $2.21 billion at December 31, 2004. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $93.4 million, or 4.9%, during the first six months of 2005. The increase was attributable to growth in real estate - construction loans. Our real estate construction portfolio increased $120.9 million, or 22.7%, to $652.8 million at June 30, 2005, as compared to $531.9 million at December 31, 2004. The majority of the increase in real estate—construction lending related to residential developments.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2005 the composition of our loan portfolio was as follows:

	Amount	Percentage of Gross Loans
	(in thousands)
Commercial real estate secured	$722,926	31%
Real estate - construction	652,785	29%
Commercial and industrial	637,866	28%
Consumer-oriented loans	265,136	12%

Gross loans	$2,278,713	100%

Our commercial real estate secured loans declined $9.3 million, or 1.3%, to $722.9 million at June 30, 2005, as compared to $732.3 million at December 31, 2004. The decline was primarily due to reduced financing of owner-occupied real estate. As of June 30, 2005 the composition of our commercial real estate secured portfolio was approximately as follows:

	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	54%	17%
Owner occupied	23%	7%

Subtotal	77%	24%
Residential income property	23%	7%

Total commercial real estate secured	100%	31%

As of June 30, 2005 the composition of our real estate - construction portfolio was approximately as follows:

	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	26%	7%
Multifamily	20%	6%
Condominiums	20%	6%

Subtotal	66%	19%
Commercial property	17%	5%
Land and land development	17%	5%

Total real estate – construction	100%	29%

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Our commercial and industrial loans declined by $18.2 million, or 2.8%, to $637.9 million at June 30, 2005, as compared to $656.1 million at December 31, 2004. The decline was a result of the amount of loans extended to new customers not being sufficient to offset portfolio runoff. We believe that both external and internal factors, including such things as seasonal paydowns and increasing competition as well as our restructuring of our commercial banking division affected our results.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $26.4 million, or 9.1% to $265.1 million at June 30, 2005. The reduction in consumer-oriented loans included the sale of $3.65 million of mortgage, home equity and other consumer loans in connection with the sale of our Broadview banking facility. A significant portion of the consumer-oriented loan portfolio includes loans we originated through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $110 million at December 31, 2004 to $87 million at June 30, 2005.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2005	Dec. 31, 2004	June 30, 2004
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$10,561	$1,807	$4,243
Nonaccrual loans	13,793	12,286	18,542

Total nonperforming loans	24,354	14,093	22,785
Other real estate owned	558	46	1,506
Other repossessed assets	27	12	—

Total nonperforming assets	$24,939	$14,151	$24,291

Restructured loans not included in nonperforming assets	$2,309	$1,777	$—
Impaired loans	$34,016	$18,327	$19,698

Nonperforming loans to total loans	1.07%	0.64%	1.11%

Nonperforming assets to total loans plus repossessed property	1.09%	0.64%	1.18%

Nonperforming assets to total assets	0.81%	0.49%	0.88%

The level of nonperforming loans increased $10.3 million to $24.4 million at June 30, 2005, compared to $14.1 million at December 31, 2004. The ratio of nonperforming loans as a percentage of total loans was 1.07% at June 30, 2005 compared to 0.64% at December 31, 2004. The increase in nonperforming loans related primarily to loans past due 90 days or more, but still accruing interest. Loans to a single customer totaling $8.7 million became past due more than 90 days at June 30, 2005. We believe that the loans to this customer are adequately collateralized by commercial real estate that is currently generating cash flow sufficient to service the debt.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $34.0 million at June 30, 2005 compared to $18.3 million at December 31, 2004 and $19.7 million at June 30, 2004. The increase in impaired loans was primarily due to the increase in nonperforming loans. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans. Not included in the impaired loan amount are $12.6 million of loans to consumers secured by manufactured homes that we continue to monitor closely.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact to our loan portfolio of a number of economic and qualitative factors. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows an analysis of our allowance for loan losses and other related data:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Average total loans	$2,257,684	$2,016,811	$2,226,894	$1,993,874

Total loans at end of period	$2,278,565	$2,060,083	$2,278,565	$2,060,083

Allowance for loan losses:
Allowance at beginning of period	$39,262	$35,225	$37,484	$34,356
Total charge-offs	(3,144)	(1,739)	(3,645)	(3,945)
Total recoveries	376	693	821	1,018

Net charge-offs	(2,768)	(1,046)	(2,824)	(2,927)
Provision for loan losses	917	2,750	2,751	5,500

Allowance at end of period	$37,411	$36,929	$37,411	$36,929

Annualized net charge-offs to average total loans	0.49%	0.21%	0.25%	0.29%
Allowance to total loans at end of period	1.64%	1.79%	1.64%	1.79%
Allowance to nonperforming loans	153.61%	162.08%	153.61%	162.08%

Net charge-offs during the second quarter of 2005 were $2.8 million, or an annualized 0.49% of average loans. In comparison, net charge-offs during the second quarter of 2004 were $1.0 million representing an annualized 0.21% of average loans. Net charge-offs during the first six months of 2005 were $2.8 million, or an annualized 0.25% of average loans. In comparison, net charge-offs during the first six months of 2004 were $2.9 million representing an annualized 0.29% of average loans. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans or other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a sizable impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

Our allowance for loan losses was $37.4 million at June 30, 2005, or 1.64% of end-of-period loans and 153.61% of nonperforming loans. At December 31, 2004, the allowance for loan losses was $37.5 million, which represented 1.69% of end-of-period loans and 265.98% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $917,000 for the second quarter of 2005 and $2.8 million for the first six months of 2005. In comparison, the provision for loan losses was $2.8 million for the

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

second quarter a year ago and $5.5 million for the first six months of 2004. The lower level of provision for loan losses was due to slower loan growth, changes in historical loss factors and specific reserves among other factors. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and our Credit Administration and Loan Review functions. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $12.4 million at June 30, 2005 compared to $14.8 million at December 31, 2004, a decrease of $2.4 million. In January 2005, we sold our Broadview branch, which had a book value of $2.0 million. In February 2005, in connection with the termination of the 58,000 square-foot operating lease for the Wheeling facility, we transferred a small parcel of land we owned near the facility, which had a book value of $195,000. Depreciation expense of $1.6 million during the first six months of 2005 produced the remainder of the decrease.

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

At December 31, 2004, the Company had $54,000 of other intangible assets, subject to amortization, that related to the purchase of land trust business in 1998. This intangible asset was included in other assets on the Consolidated Balance Sheets. In the first quarter of 2005, the Company sold its land trust operations and the unamortized balance of this intangible asset was written off, reducing the gain recognized on the sale.

Goodwill decreased $117,000 to $23.2 million at June 30, 2005 from $23.4 million at December 31, 2004. In recording goodwill in 1997, the Company elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore, included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts was written-off against the proceeds from the sale.

Deposits

During the first six months of 2005, total deposits increased by $132.4 million, or 5.8%, to $2.42 billion at June 30, 2005, as compared to $2.28 billion at December 31, 2004. In January 2005, we sold our Broadview branch, which included the sale of $19.7 million of deposit balances. Of the deposits sold, $13.1 million were time deposits, $4.1 million were NOW, savings and money market accounts and $2.5 million were noninterest-bearing demand deposits. The gross increase in deposits of $152.1 million was primarily obtained from the issuance of

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

$90.9 million of brokered and out-of-local-market certificates of deposit and from increased money market account balances of $86.5 million. While interest-bearing demand deposits increased $191.9 million during the first six months of 2005, noninterest-bearing demand deposits declined $59.5 million.

We obtain our funding through several deposit generating sources, using a mix of wholesale and local customer funds based on cost effectiveness, fee income potential and liquidity dynamics. We manage potential liquidity risk associated with wholesale funding by extending and staggering maturities, pledging collateral and maintaining multiple sources within the wholesale marketplace to obtain funding. We have historically used wholesale funding sources such as brokered CDs, especially when such funds can be obtained at a lower overall cost than in-market deposits. We expect that the wholesale funds market will remain a significant funding source for us. The cost and availability of funding may be a factor in our evaluation of opportunities to grow our earning assets.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$442,784	19.2%	—%	$425,540	20.5%	—%
NOW accounts	123,582	5.4	0.46	138,700	6.7	0.49
Money market accounts	479,001	20.7	1.70	418,827	20.1	0.73
Savings deposits	81,183	3.5	0.29	91,354	4.4	0.32
Time deposits:
Certificates of deposit	529,077	23.0	2.85	509,461	24.5	2.32
Out-of-local-market certificates of deposit	136,903	5.9	3.07	88,613	4.3	2.64
Brokered certificates of deposit	440,288	19.1	2.98	337,429	16.3	2.06
Public Funds	74,111	3.2	2.71	66,705	3.2	1.37

Total time deposits	1,180,379	51.2	2.92	1,002,208	48.3	2.19

Total deposits	$2,306,929	100.0%		$2,076,629	100.0%

Average deposits increased $230.3 million, or 11.1%, to $2.31 billion for the first six months of 2005, as compared to the first six months of 2004. Approximately two-thirds of the increase in deposits was obtained through issuance of brokered and out-of-local-market certificates of deposit. Average brokered certificates of deposit increased $102.9 million to $440.3 million for the first six months of 2005 in comparison to the same period in 2004. Average out-of-local-market certificates of deposits increased $48.3 million to $136.9 million for the first six months of 2005 compared to the same period in 2004. Average NOW accounts and savings deposits decreased $25.3 million, or 11.0%, to $204.8 million for the first six months of 2005 in comparison to the same period a year ago. Money market accounts increased $60.2 million or 14.4%, to $479.0 million during the first six months of 2005, compared to $418.8

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

million during the year ago period. Average certificates of deposit increased $19.6 million or 3.9%, to $529.1 million during the first six months of 2005 primarily as a result of a deposit promotion in connection with the new branch opening. Average noninterest-bearing demand deposits increased $17.2 million or 4.1%, to $442.8 million during the first six months of 2005, compared to $425.5 million during the year ago period.

Other Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $37.3 million to $266.8 million at June 30, 2005, as compared to $229.5 million at December 31, 2004. Borrowings under the Treasury note option program were $25.0 million higher at June 30, 2005 than at December 31, 2004. The Treasury note option program is a source of funds for short-term liquidity management. Securities sold under agreements to repurchase were $18.0 million higher on June 30, 2005 as compared to December 31, 2004. All of the repurchase agreements at June 30, 2005 were with bank customers, as opposed to broker/dealers.

FHLB advances totaled $75.0 million at both June 30, 2005 and December 31, 2004. In addition, borrowings at the holding company level were $10.5 million at both June 30, 2005 and December 31, 2004. Our aggregate borrowings consist of a $10.0 million subordinated debt agreement and $500,000 term loan. We also have an $11.5 million revolving credit facility that has not yet been drawn upon.

At both June 30, 2005 and December 31, 2004, we had $87.6 million of junior subordinated debentures issued to two of our wholly owned subsidiaries. We had $46.4 million outstanding from the junior subordinated debentures, at a fixed interest rate of 9.75%, issued to TAYC Capital Trust I. In addition, we had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II that have a floating interest rate, which adjusts quarterly, of the three-month LIBOR rate plus 2.68%. The interest rate was 6.10% on June 30, 2005 and 5.18% at December 31, 2004. Each of these trusts used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

At June 30, 2005 and December 31, 2004, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$277,355	10.80%	>$205,375	>8.00%	>$256,719	>10.00%
Cole Taylor Bank	281,732	10.99	>205,036	>8.00	>256,295	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	208,070	8.11	>102,687	>4.00	>154,031	>6.00
Cole Taylor Bank	249,629	9.74	>102,518	>4.00	>153,777	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	208,070	7.08	>117,526	>4.00	>146,907	>5.00
Cole Taylor Bank	249,629	8.52	>117,241	>4.00	>146,551	>5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,044	10.25%	>$199,026	>8.00%	>$248,783	>10.00%
Cole Taylor Bank	262,749	10.57	>198,933	>8.00	>248,666	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	180,776	7.27	>99,513	>4.00	>149,270	>6.00
Cole Taylor Bank	231,586	9.31	>99,466	>4.00	>149,200	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	180,776	6.48	>111,545	>4.00	>139,431	>5.00
Cole Taylor Bank	231,586	8.30	>111,604	>4.00	>139,504	>5.00

During the first six months of 2005, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income of $21.4 million less dividends paid to the Company of $4.0 million created the increase in regulatory capital at the Cole Taylor Bank. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities and in the covenants of the Company’s senior notes payable agreement. The dividends, as of June 30, 2005, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $62.1 million. The note payable covenant is measured on an annual basis whereby the dividends should not exceed 60% of the total year’s net income at Cole Taylor Bank.

During the first six months of 2005, the Company’s capital ratios also increased because the increase in regulatory capital exceeded the increase in risk-weighted and average assets. During the first six months of 2005, we declared common stock dividends of $0.12 per share, totaling $1.2 million. The covenants in our senior notes payable agreement restrict the amount of common dividends that the Company can pay to shareholders to 25% of that year’s annual consolidated net income. Management assesses the holding company’s capital position on a

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

regular basis and remains cognizant of the degree to which the holding company is leveraged. The factors that management will continue to evaluate are the sources and uses of additional capital in keeping with our overall strategic plan, as well as the potential dilutive nature of raising capital and the related costs.

LIQUIDITY

During the first six months of 2005, our loan growth was funded by the increase in total deposits. Deposit growth was attained both through the issuance of out-of-local market certificates of deposit and in-market deposit product promotions. Total deposits increased $152.7 million to fund $73.4 million in loan growth, a $14.7 million increase in the investment portfolio, the sale of $19.7 million of Broadview deposits and an increase in federal funds sold. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents were $6.8 million at June 30, 2005, largely unchanged from the balance at December 31, 2004. The primary sources of holding company liquidity for the first six months of 2005 were the receipt of $4.0 million in dividends from Cole Taylor Bank, and $1.3 million from the exercise of stock options. During the first six months of 2005, the holding company paid interest on the junior subordinated debentures and the notes payable of $3.4 million and $280,000, respectively, and dividends to common stockholders of $1.2 million. Cash used for holding company operations during the first quarter of 2005 included the payment of salaries, year-end bonuses, insurance premiums and legal fees. The holding company did not increase its borrowings under its notes payable and, at June 30, 2005, had an $11.5 million revolving line of credit that has not yet been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit, financial guarantees, and derivative financial instruments. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Derivative financial instruments are used to manage interest rate risk.

At June 30, 2005, we had $886.0 million of undrawn commitments to extend credit and $101.5 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

At June 30, 2005, our only derivative financial instruments were interest-rate exchange contracts and floors. We maintain interest rate exchange contracts with notional amounts of $220.0 million to hedge the fair values of certain brokered certificates of deposit and $50.0

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

million to hedge the variability of cash flows of prime-based commercial loans. Under the contracts to hedge the fair value of brokered certificates of deposit, we receive a fixed interest rate equal to the rate paid on the brokered certificates of deposit and pay a floating interest rate based upon LIBOR. During the first half of 2005, we entered into additional interest rate exchange agreements with a notional amount totaling of $90.0 million to the hedged newly issued brokered certificates of deposit of $90.0 million. Under the contract to hedge the variability in cash flows from prime-based commercial loans, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate based on a notional amount of $50.0 million. We review the hedging relationship periodically for effectiveness. During the second quarter of 2005, we determined the hedging relationship to be highly effective, and did not recognize any ineffectiveness during the period.

At the end of June 2005, we entered into a $100.0 million notional amount interest rate floor. The floor interest rate is 5.50% and is based upon the prime lending rate. Under this agreement, in the event the prime lending rate decreases below 5.50%, we will receive an amount, from the counterparty, equal to the difference between 5.50% and the current prime lending rate computed based upon the $100.0 million notional amount. We will use this interest rate floor as a cash flow hedge of $100.0 million of our commercial loans, tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below 5.50%. This interest rate floor agreement expires in June 2010. During July 2005, we also entered into another $100.0 million notional amount interest rate floor agreement. This agreement will also be a cash flow hedge on the Company’s commercial loan portfolio that is tied to the prime lending rate. This agreement has a floor amount of 6.25% and will expire in July 2010.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by Cole Taylor Bank’s Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

We have used various interest rate contracts, including swaps and floors, to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

Our net interest margin began increasing during the second half of 2004 in response to increased market interest rates. The impact of the 225 basis point increase in the Bank’s prime lending rate since June 2004 on our $1.2 billion in prime-indexed, floating-rate commercial loans significantly increased our loan interest income. Critical factors affecting our net interest margin in future periods will be our pricing strategy on our deposit products as well as the sources of our funding and the spread to prime we are able to sustain on our commercial loans.

Our modeling of the June 30, 2005 balance sheet, using the market interest rates in effect at period-end (the rates unchanged scenario), indicated increased pressure on our net interest margin in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature. Our rates unchanged models that incorporate changes in deposit mix indicate even greater downward pressure on our margin.

Our simulation modeling of a rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $1.4 million, or 1.40%, higher than the net interest income in the rates unchanged scenario at June 30, 2005. That opportunity for increased net interest income would be diminished however, if market forces drive our deposit interest rates to increase at a faster velocity than assumed in our model.

Conversely, at June 30, 2005, net interest income at risk for year one in a 200 basis points falling rate scenario was calculated to be $7.1 million, or 6.86%, lower than the net interest income in the rates unchanged scenario. This exposure was within our policy guideline of 10%.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At June 30, 2005 (1)		At March 31, 2005
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+ 200 basis points over one year	$1,449	1.40%	$2,997	2.94%
- 200 basis points over one year	(7,079)	(6.86)%	(8,018)	(7.85)%

(1)	Model at June 30, 2005 includes $100 million floor purchased July 2005.

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

While we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements, including the transitional provisions of SFAS 123R, we expect to record increased expense as a result of implementation. Had we adopted stock option expensing in prior periods, the impact would have been that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 included in Note 9, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statement that are part of this Quarterly Report on Form 10-Q. For additional information regarding the full year disclosure of pro-forma net income and earnings per share, refer to Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in our December 31, 2004 Annual Report on Form 10-K. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards, if any, before and after the adoption of this standard.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections, and requires, unless impracticable, retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly issued accounting principle. This Statement also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.

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

	2005 Quarter Ended		2004 Quarter Ended				2003 Quarter Ended
	June 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(dollars in thousands, except per share amounts)
Interest income	$42,742	$39,512	$37,002	$34,972	$32,869	$32,510	$32,648	$33,576
Interest expense	15,975	13,529	11,735	10,633	9,376	9,408	9,123	9,856

Net interest income	26,767	25,983	25,267	24,339	23,493	23,102	23,525	23,720
Provision for loan losses	917	1,834	1,833	2,750	2,750	2,750	2,700	2,700
Noninterest income	3,954	8,128	5,923	4,280	4,304	4,675	4,939	5,590
Securities gains, net	—	127	(201)	345	—	—	—	—
Noninterest expense	17,524	16,740	18,164	16,310	18,416	18,783	22,545	19,005

Income before income taxes	12,280	15,664	10,992	9,904	6,631	6,244	3,219	7,605
Income taxes	4,603	6,222	3,606	3,072	2,324	2,108	728	2,013

Net income	$7,677	$9,442	$7,386	$6,832	$4,307	$4,136	$2,491	$5,592

Earnings per share:
Basic	$0.80	$0.98	$0.77	$0.72	$0.35	$0.35	$0.17	$0.50
Diluted	0.78	0.96	0.76	0.71	0.34	0.34	0.17	0.50

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of any imbalances in the interest rate sensitivities of our assets and liabilities; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions in our market place and general conditions in the U.S. economy, interest rates, deposit flows, loan demand, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections caption “Risk Factors” in our December 31, 2004 Annual Report on Form 10-K filed with the SEC on March 10, 2005 and our Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on July 25, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section of this quarterly report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risks” is incorporated herein by reference.

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

TAYLOR CAPITAL GROUP, INC.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

TAYLOR CAPITAL GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 16, 2005. The following matter was voted on at the meeting:

1. The election of three Class III directors by common stockholders set forth below:

	For	Withheld
Bruce W. Taylor	8,909,517	31,074
Ronald Bliwas	8,909,538	31,053
Ronald D. Emanuel	8,883,515	57,076

The following are the names of the directors who were not up for reelection at the annual meeting of stockholders whose terms continued after the meeting:

Jeffery W. Taylor

Adelyn Leander

Melvin E. Pearl

Richard W. Tinberg

Edward T. McGowan

Louise O’Sullivan

Shepherd G. Pryor, IV

Mark L. Yeager

TAYLOR CAPITAL GROUP, INC.

Item 5. Other Information.

Amendments to Amended and Restated By-laws

On July 29, 2005, our Board of Directors approved certain changes to our amended and restated by-laws that will become effective upon the closing of our pending public offering of shares of our common stock (the “Offering”). The by-law amendments will generally give our stockholders greater influence over elections of directors, stockholder meetings and future issuances of equity.

Section 2.3 of our by-laws will provide that a special meeting of stockholders may be requested in writing by the holders of at least thirty-five percent (35%) of the total voting power of our outstanding stock entitled to vote generally in the election of directors, where special meetings of stockholders could previously only be called by the Chairman of the Board of Directors, the President or a majority of the Board of Directors then in office. Section 2.6 of our by-laws will provide that holders of at least thirty-five percent (35%) of the shares of our common stock issued and outstanding and entitled to vote at a meeting of stockholders will constitute a quorum for the transaction of business at any meeting of stockholders, where a quorum used to require the representation of a majority of the shares. Section 3.2 of our by-laws will provide that our Board of Directors must consist of no fewer than six (6) and no more than thirteen (13) directors, where the number of directors had previously been established by resolution of our Board of Directors. Section 8.1(b) will provide that our directors, or our entire Board of Directors, may be removed with or without cause by the affirmative vote of a majority of the shares of stock entitled to vote in the election of our directors.

The by-law amendments will also change the procedures by which our stockholders may recommend nominees to our Board of Directors and will allow the Taylor family a level of influence over certain significant corporate events that is proportionate with their ownership interest in us. Section 2.9 of our by-laws will provide that so long as the Taylor family beneficially owns in the aggregate twenty-five percent (25%) or more of the total voting power of our outstanding stock entitled to vote generally in the election of directors, the Taylor family will be entitled to nominate up to three (3) candidates for election to our Board of Directors. Nominations by stockholders with respect to any annual meeting of stockholders must be made in writing and delivered or mailed to our secretary generally not less than one hundred twenty (120) nor more than one hundred fifty (150) days prior to the first anniversary of the date on which we mailed our proxy materials. Nominations by our stockholders with respect to any special meeting of stockholders must be made in writing and delivered or mailed to our secretary not less than the tenth (10th) day following the day on which the public announcement of the date of the special meeting is made. Section 9.1 will provide that any meeting at which our Board of Directors will authorize any issuance of capital stock will require five (5) days’ prior notice to each director stating that an issuance of shares of our capital stock will be presented for approval at such meeting.

TAYLOR CAPITAL GROUP, INC

Amendments to Amended and Restated Certificate of Incorporation

On July 29, 2005, our Board of Directors also approved certain amendments to our amended and restated certificate of incorporation. On August 2, 2005, the Taylor Voting Trust U/A/D 11/30/98, of which Jeffrey W. Taylor, our Chairman and Chief Executive Officer, Bruce W. Taylor, our President and director, and Cindy Taylor Robinson, the sister of Jeffrey W. Taylor and Bruce W. Taylor, each serve as trustees and which controls in excess of 53% of the voting power of our excess of our outstanding common stock, approved a second amended and restated certificate of incorporation that, among other things, will amend our current amended and restated certificate of incorporation to:

(1)	reduce the number of shares of common stock authorized for issuance from 25 million to 18 million;

(2)	limit the voting rights that our Board of Directors may grant to one or more classes of preferred stock designated by our Board of Directors;

(3)	provide for the annual election of all of our directors rather than our current staggered board;

(4)	provide that any action required or permitted to be taken by stockholders will be effected only at a duly called annual or special meeting of stockholders and may not be effected by written consent; and

(5)	require that the affirmative vote of the holders of a majority of our total outstanding voting stock will be needed to amend, alter or repeal, or to adopt any provisions inconsistent with, certain sections and subsections of our by-laws.

Our second amended and restated certificate of incorporation will be filed with the Delaware Secretary of State, and will become effective, upon the later of the twentieth (20th) day after the date on which an information statement on Schedule 14C is first sent to our stockholders, or the closing of the Offering of shares of our common stock.

The description contained above does not include all of the amendments to our amended and restated certificate of incorporation and amended and restated by-laws that were approved by our Board of Directors and is qualified in its entirety by reference to the forms of our second amended and restated certificate of incorporation and second amended and restated by-laws attached hereto as Exhibits 3.3 and 3.4, respectively, and incorporated herein by reference.

Registration Rights Agreement

On August 2, 2005, our Board of Directors authorized certain of our officers to enter into and deliver, on our behalf, a registration rights agreement (the “Registration Rights Agreement”), with certain members and affiliates of the Taylor family identified therein (the “Taylor Family Holders”) pursuant to which the Taylor Family Holders will receive certain demand and “piggyback” registration rights. Under the Registration Rights Agreement, any time after

TAYLOR CAPITAL GROUP, INC.

March 31, 2006, a designated representative of the Taylor Family Holders (the “Taylor Family Representative”) will be entitled to request one (1) registration under the Securities Act of 1933, as amended (the “Securities Act”), in each calendar year, of all or part of the Registrable Shares (as defined therein) (each, a “Demand Registration”). Under circumstances described in the Registration Rights Agreement, we may have the right to postpone for up to three (3) months the filing or the effectiveness of a registration statement with respect to a Demand Registration. Registration expenses incident to any Demand Registration will be paid by the holders of Registrable Shares to be registered under such demand.

The Registration Rights Agreement also contemplates indemnification of the Company by each holder of Registrable Shares in connection with any registration statement in which a holder(s) of Registrable Shares is participating, and the indemnification of such holder(s) by the Company. The Registration Rights Agreement and our obligations under such agreement will terminate upon the date on which the Taylor Family Holders, in the aggregate, no longer own 10% or more of our outstanding common stock.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.3	Form of Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc.

3.4	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc.

3.5	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.44	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor dated June 15, 2005.

10.45	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor dated June 15, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: August 3, 2005

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer (Principal Executive Officer)