Form 10-Q
period 2005-09-30
TAYLOR CAPITAL GROUP INC
filed 2005-11-14
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2005, there were 10,971,922 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2005	(Restated) December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$71,163	$55,101
Federal funds sold	3,100	15,000
Short-term investments	3,236	9,149

Total cash and cash equivalents	77,499	79,250
Investment securities:
Available-for-sale, at fair value	636,505	533,344
Held-to-maturity, at amortized cost (fair value of $275 at September 30, 2005 and December 31, 2004)	275	275
Loans, net of allowance for loan losses of $36,715 and $37,484 at September 30, 2005 and December 31, 2004, respectively	2,315,845	2,174,122
Premises, leasehold improvements and equipment, net	13,362	14,787
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,848	12,516
Other real estate and repossessed assets, net	276	58
Goodwill	23,237	23,354
Other assets	59,334	51,342

Total assets	$3,139,181	$2,889,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$459,925	$519,158
Interest-bearing	1,914,598	1,765,539

Total deposits	2,374,523	2,284,697
Short-term borrowings	333,123	229,547
Accrued interest, taxes and other liabilities	53,407	46,093
Notes payable and FHLB advances	75,000	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	2,923,691	2,733,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 18,000,000 and 25,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 11,262,036 and 9,976,556 shares issued at September 30, 2005 and December 31, 2004, respectively; 10,939,029 and 9,653,549 shares outstanding at September 30, 2005 and December 31, 2004, respectively	113	100
Surplus	190,701	147,682
Unearned compensation - stock grants	(2,364)	(1,383)
Retained earnings	39,628	16,698
Accumulated other comprehensive loss	(5,531)	(467)
Treasury stock, at cost, 323,007 shares at September 30, 2005 and December 31, 2004	(7,057)	(7,057)

Total stockholders’ equity	215,490	155,573

Total liabilities and stockholders’ equity	$3,139,181	$2,889,048

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	(Restated) 2004	2005	(Restated) 2004
Interest income:
Interest and fees on loans	$39,471	$29,116	$110,366	$83,080
Interest and dividends on investment securities:
Taxable	5,260	5,284	15,229	15,639
Tax-exempt	696	494	1,734	1,511
Interest on cash equivalents	255	78	607	121

Total interest income	45,682	34,972	127,936	100,351

Interest expense:
Deposits	13,757	8,044	35,899	22,308
Short-term borrowings	1,632	520	3,817	1,541
Notes payable and FHLB advances	1,003	1,097	3,031	3,269
Junior subordinated debentures	1,810	1,601	5,278	3,371

Total interest expense	18,202	11,262	48,025	30,489

Net interest income	27,480	23,710	79,911	69,862
Provision for loan losses	—	2,750	2,751	8,250

Net interest income after provision for loan losses	27,480	20,960	77,160	61,612

Noninterest income:
Deposit service charges	2,177	2,736	6,992	8,367
Trust and wealth management services	1,085	1,322	3,426	3,895
Gain on sale of land trusts	—	—	2,000	—
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	345	127	345
Loan syndication fees	850	—	1,550	—
Net cash settlements on CD swaps	198	707	662	1,649
Change in fair value of CD swaps	(2,549)	1,940	(2,304)	306
Other noninterest income	361	222	1,015	997

Total noninterest income	2,122	7,272	15,040	15,559

Noninterest expense:
Salaries and employee benefits	10,480	8,834	30,442	29,159
Occupancy of premises	1,736	1,817	5,177	5,678
Furniture and equipment	984	943	2,873	2,997
Computer processing	472	517	1,343	1,429
Corporate insurance	345	631	1,062	1,903
Legal fees, net	473	423	1,254	1,426
Advertising and public relations	77	104	350	1,271
Other noninterest expense	3,230	3,041	9,560	9,646

Total noninterest expense	17,797	16,310	52,061	53,509

Income before income taxes	11,805	11,922	40,139	23,662
Income taxes	4,408	3,864	15,386	7,851

Net income	$7,397	$8,058	$24,753	$15,811

Preferred dividend requirements	—	—	—	1,875

Net income applicable to common stockholders	$7,397	$8,058	$24,753	$13,936

Basic earnings per common share	$0.73	$0.84	$2.53	$1.46
Diluted earnings per common share	0.71	0.84	2.47	1.45

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2004, as previously stated	$—	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261
Cumulative effect of restatement	—	—	—	—	312	—	—	312

Balance at December 31, 2004, as restated	—	100	147,682	(1,383)	16,698	(467)	(7,057)	155,573
Issuance of common stock, net of issuance costs	—	12	38,938	—	—	—	—	38,950
Issuance of stock grants	—	—	1,791	(1,791)	—	—	—	—
Forfeiture of stock grants	—	—	(477)	201	—	—	—	(276)
Amortization of stock grants	—	—	—	609	—	—	—	609
Exercise of stock options	—	1	1,982	—	—	—	—	1,983
Tax benefit on stock options exercised and stock awards	—	—	785	—	—	—	—	785
Comprehensive income:
Net income	—	—	—	—	24,753	—	—	24,753
Change in unrealized loss on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,108)	—	(4,108)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(827)	—	(827)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(129)	—	(129)

Total comprehensive income								19,689

Common stock dividends— $0.18 per share	—	—	—	—	(1,823)	—	—	(1,823)

Balance at September 30, 2005	$—	$113	$190,701	$(2,364)	$39,628	$(5,531)	$(7,057)	$215,490

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	150	(150)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	384	—	—	—	384
Exercise of stock options	—	1	1,488	—	—	—	—	1,489
Tax benefit on stock options exercised and stock awards	—	—	174	—	—	—	—	174
Comprehensive income:
Net income (Restated)	—	—	—	—	15,811	—	—	15,811
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(2,627)	—	(2,627)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(82)	—	(82)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(129)	—	(129)

Total comprehensive income (Restated)								12,973

Dividends:
Preferred — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common — $0.18 per share	—	—	—	—	(1,715)	—	—	(1,715)

Balance at September 30, 2004 (Restated)	$—	$99	$145,662	$(885)	$10,115	$1,682	$(7,057)	$149,616

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	(Restated) 2004
Cash flows from operating activities:
Net income	$24,753	$15,811
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of CD swaps	2,304	(306)
Amortization of premiums and discounts, net	1,639	1,652
Gain on sale of available-for-sale securities, net	(127)	(345)
Deferred loan fee amortization	(3,548)	(2,317)
Provision for loan losses	2,751	8,250
Depreciation and amortization	2,494	2,576
Deferred income taxes	(2,048)	(530)
Loss on sale of other real estate	84	81
Gain on sale of land trusts	(2,000)	—
Gain on sale of branch	(1,572)	—
Other, net	555	423
Changes in other assets and liabilities:
Accrued interest receivable	(3,918)	(2,136)
Other assets	307	(8)
Accrued interest, taxes and other liabilities	2,826	3,155

Net cash provided by operating activities	24,500	26,306

Cash flows from investing activities:
Purchases of available-for-sale securities	(164,395)	(175,700)
Proceeds from principal payments and maturities of available-for-sale securities	50,946	51,622
Proceeds from sale of available-for-sale securities	2,725	53,298
Proceeds from principal payments and maturities of held-to-maturity securities	—	250
Net increase in loans	(146,824)	(163,519)
Investment in TAYC Capital Trust II	—	(1,239)
Net additions to premises, leasehold improvements and equipment	(3,086)	(1,080)
Proceed from sale of premises, leasehold improvements and equipment	—	2,099
Net cash paid on sale of branch	(10,853)	—
Proceeds from sale of land trusts	2,050	—
Proceeds from sales of other real estate	279	121

Net cash used in investing activities	(269,158)	(234,148)

Cash flows from financing activities:
Net increase in deposits	110,644	237,459
Net increase (decrease) in short-term borrowings	103,576	(12,196)
Repayments of notes payable and FHLB advances	(10,500)	(15,000)
Proceeds from issuance of junior subordinated debentures	—	41,238
Redemption of preferred securities	—	(38,250)
Trust preferred issuance costs	—	(390)
Proceeds from issuance of common stock, net of issuance costs	38,950	—
Proceeds from exercise of employee stock options	1,983	1,489
Dividends paid	(1,746)	(3,585)

Net cash provided by financing activities	242,907	210,765

Net increase (decrease) in cash and cash equivalents	(1,751)	2,923
Cash and cash equivalents, beginning of period	79,250	88,504

Cash and cash equivalents, end of period	$77,499	$91,427

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	(Restated) 2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,649	$29,360
Income taxes	13,081	6,709

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(4,108)	$(2,627)
Tax benefit on stock options exercised and stock awards	785	174
Real estate acquired through foreclosure	531	1,531

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The unaudited balance sheet at December 31, 2004 reflects restated balances as a result of the restatement described in Note 2 and, therefore, the previously issued financial statements for the year ended December 31, 2004 should not be relied upon. The Company anticipates filing an amended Form 10-K for the year ended December 31, 2004 and amended Form 10-Qs for the first and second quarters of 2005 subsequent to the filing of this Form 10-Q. The income statement data for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that the Company may achieve for the full year.

2. Restated Results of Operations and Financial Condition:

The Company is restating its previously reported financial information for the first and second quarters of 2005 and all of the quarters in 2004 to correct an error in those financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to its junior subordinated debentures.

Since December 2002, the Company has entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit (brokered CDs). From the inception of the hedging program, the Company applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed the Company to assume the effectiveness of such transactions (the so-called “short-cut” method). The Company has recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although the Company believes that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge.

Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs. Because the majority of the swaps and the brokered CDs have mirror call options after one year, the call of a brokered CD prior to maturity will now result in the expensing of the unamortized CD broker placement fee on the call date.

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at September 30, 2005 is $3.2 million (representing a $5.6 million elimination of the fair value adjustment to the brokered CDs less a $2.4 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $2.0 million reduction to retained earnings. Although the CD swaps do not retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes and the effectiveness of the CD swaps as hedge transactions has not been affected by these changes in accounting treatment. In addition, the reduction to previously reported net income in any of the restated quarterly periods does not cause any violation of the Company’s debt covenants and does not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels. The net cash settlements and the changes in fair value under these CD swaps are reported in noninterest income.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, the Company, in consultation with its independent auditors, also determined that the issuance costs relating to its junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through September 30, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase in retained earnings of $1.0 million ($1.6 million pre-tax). The net unamortized debt issuance cost at September 30, 2005 is $3.3 million.

The results of this restatement are reflected in the consolidated financial statements and the related notes for all periods reported in this Form 10-Q. The restated financial information included in this filing is not reflected in the Company’s Form 10-K for the year ended December 31, 2004 or any of its Form 10-Q filings for 2004 and 2005, and you should no longer rely upon the financial statements contained in those filings. The Company expects to file an amended Form 10-K for the year ended December 31, 2004 and amended Form 10-Qs for the first and second quarters of 2005 subsequent to the filing of this Form 10-Q.

The following tables reflect the previously reported amounts, the adjustments made to eliminate hedge accounting for the CD swaps and the change in the amortization of the issuance costs related to the junior subordinated debentures, and the restated results by financial statement line item for the unaudited consolidated statements of income for the quarterly and year-to-date periods indicated and the unaudited consolidated balance sheets as of the dates indicated. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended June 30, 2005				For the Six Months Ended June 30, 2005
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Net interest income	$26,767	$(183	)(1)(2)	$26,584	$52,750	$(319	)(1)(2)	$52,431
Provision for loan losses	917	—		917	2,751	—		2,751
Noninterest income	3,954	2,062	(3)	6,016	12,209	709	(3)	12,918
Noninterest expense	17,524	—		17,524	34,264	—		34,264

Income before income taxes	12,280	1,879		14,159	27,944	390		28,334
Income taxes	4,603	739	(4)	5,342	10,825	153	(4)	10,978

Net income	$7,677	$1,140		$8,817	$17,119	$237		$17,356

Basic earnings per share	$0.80	$0.12		$0.92	$1.79	$0.02		$1.81
Diluted earnings per share	$0.78	$0.12		$0.90	$1.75	$0.02		$1.77

	For the Three Months Ended March 31, 2005
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated
Net interest income	$25,983	$(136	)(1)(2)	$25,847
Provision for loan losses	1,834	—		1,834
Noninterest income	8,255	(1,353	)(3)	6,902
Noninterest expense	16,740	—		16,740

Income before income taxes	15,664	(1,489)		14,175
Income taxes	6,222	(586	)(4)	5,636

Net income	$9,442	$(903)		$8,539

Basic earnings per share	$0.98	$(0.10)		$0.88
Diluted earnings per share	$0.96	$(0.09)		$0.87

	For the Three Months Ended December 31, 2004				For the Year Ended December 31, 2004
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Net interest income	$25,267	$(606	)(1)(2)	$24,661	$96,201	$(1,678	)(1)(2)	$94,523
Provision for loan losses	1,833	—		1,833	10,083	—		10,083
Noninterest income	5,722	238	(3)	5,960	19,326	2,193	(3)	21,519
Noninterest expense	18,164	—		18,164	71,673	—		71,673

Income before income taxes	10,992	(368)		10,624	33,771	515		34,286
Income taxes	3,606	(144	)(4)	3,462	11,110	203	(4)	11,313

Net income	$7,386	$(224)		$7,162	$22,661	$312		$22,973

Basic earnings per share	$0.77	$(0.02)		$0.75	$2.18	$0.03		$2.21
Diluted earnings per share	$0.76	$(0.03)		$0.73	$2.16	$0.03		$2.19

	For the Three Months Ended September 30, 2004				For the Nine Months Ended September 30, 2004
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Net interest income	$24,339	$(629	)(1)(2)	$23,710	$70,934	$(1,072	)(1)(2)	$69,862
Provision for loan losses	2,750	—		2,750	8,250	—		8,250
Noninterest income	4,625	2,647	(3)	7,272	13,604	1,955	(3)	15,559
Noninterest expense	16,310	—		16,310	53,509	—		53,509

Income before income taxes	9,904	2,018		11,922	22,779	883		23,662
Income taxes	3,072	792	(4)	3,864	7,504	347	(4)	7,851

Net income	$6,832	$1,226		$8,058	$15,275	$536		$15,811

Basic earnings per share	$0.72	$0.12		$0.84	$1.41	$0.05		$1.46
Diluted earnings per share	$0.71	$0.13		$0.84	$1.40	$0.05		$1.45

	For the Three Months Ended June 30, 2004				For the Six Months Ended June 30, 2004
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Net interest income	$23,493	$(657	)(1)(2)	$22,836	$46,595	$(443	)(1)(2)	$46,152
Provision for loan losses	2,750	—		2,750	5,500	—		5,500
Noninterest income	4,304	(1,857	)(3)	2,447	8,979	(692	)(3)	8,287
Noninterest expense	18,416	—		18,416	37,199	—		37,199

Income before income taxes	6,631	(2,514)		4,117	12,875	(1,135)		11,740
Income taxes	2,324	(986	)(4)	1,338	4,432	(445	)(4)	3,987

Net income	$4,307	$(1,528)		$2,779	$8,443	$(690)		$7,753

Basic earnings per share	$0.35	$(0.16)		$0.19	$0.69	$(0.07)		$0.62
Diluted earnings per share	$0.34	$(0.16)		$0.18	$0.68	$(0.07)		$0.61

	For the Three Months Ended March 31, 2004
Condensed Statement of Income	As Originally Reported	Adjustments		As Restated
Net interest income	$23,102	$214	(1)(2)	$23,316
Provision for loan losses	2,750	—		2,750
Noninterest income	4,675	1,165	(3)	5,840
Noninterest expense	18,783	—		18,783

Income before income taxes	6,244	1,379		7,623
Income taxes	2,108	541	(4)	2,649

Net income	$4,136	$838		$4,974

Basic earnings per share	$0.35	$0.08		$0.43
Diluted earnings per share	$0.34	$0.09		$0.43

	As of June 30, 2005				As of March 31, 2005
Condensed Balance Sheet	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Earning assets	$2,983,838	$—		$2,983,838	$2,853,272	$—		$2,853,272
Nonearning assets	90,151	1,121	(5)	91,272	90,893	1,709	(5)	92,602

Total assets	$3,073,989	$1,121		$3,075,110	$2,944,165	$1,709		$2,945,874

Deposits	$2,416,437	$572	(6)	$2,417,009	$2,349,010	$2,300	(6)	$2,351,310
Other liabilities	484,839	—		484,839	436,172	—		436,172
Stockholders’ equity	172,713	549	(7)	173,262	158,983	(591	)(7)	158,392

Total liabilities and stockholders’ equity	$3,073,989	$1,121		$3,075,110	$2,944,165	$1,709		$2,945,874

	As of December 31, 2004				As of September 30, 2004
Condensed Balance Sheet	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Earning assets	$2,799,507	$—		$2,799,507	$2,741,402	$—		$2,741,402
Nonearning assets	88,569	972	(5)	89,541	91,107	680	(5)	91,787

Total assets	$2,888,076	$972		$2,889,048	$2,832,509	$680		$2,833,189

Deposits	$2,284,037	$660	(6)	2,284,697	$2,248,773	$144	(6)	$2,248,917
Other liabilities	448,778	—		448,778	434,656	—		434,656
Stockholders’ equity	155,261	312	(7)	155,573	149,080	536	(7)	149,616

Total liabilities and stockholders’ equity	$2,888,076	$972		$2,889,048	$2,832,509	$680		$2,833,189

	As of June 30, 2004				As of March 31, 2004
Condensed Balance Sheet	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Earning assets	$2,678,652	$—		$2,678,652	$2,628,521	$—		$2,628,521
Nonearning assets	89,371	1,324	(5)	90,695	89,333	201	(5)	89,534

Total assets	$2,768,023	$1,324		$2,769,347	$2,717,854	$201		$2,718,055

Deposits	$2,172,180	$2,014	(6)	$2,174,194	$2,082,070	$(637	)(6)	$2,081,433
Other liabilities	420,296	—		420,296	454,122	—		454,122
Stockholders’ equity	175,547	(690	)(7)	174,857	181,662	838	(7)	182,500

Total liabilities and stockholders’ equity	$2,768,023	$1,324		$2,769,347	$2,717,854	$201		$2,718,055

(1)	The net cash settlements under the CD swaps that were originally reported in deposit interest expense, with the interest expense of the hedged item, the brokered CDs have been reclassified to noninterest income from net interest income.
(2)	The amortization of the issuance costs for the junior subordinated debentures has been reduced to reflect the period to maturity rather than the period to the call date.
(3)	The change in the fair value of the CD swaps during the period that was originally off-set by the change in the fair value of the associated brokered CDs is reported in noninterest income with the net cash settlements.
(4)	Income tax expense (benefit) for the adjustments reflect the Company’s statutory rate of approximately 39%.
(5)	The adjustments result in changes in deferred tax assets and deferred debt issuance costs, both of which are reported in other assets.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

(6)	The fair value adjustments to the brokered CDs have been eliminated and the unamortized CD broker placement fees have been recorded.
(7)	The adjustment to stockholders’ equity reflects the cumulative impact of the adjustments, net of income taxes at approximately 39%, at the balance sheet date.

3. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,929	$—	$(2,693)	$201,236
Collateralized mortgage obligations	191,860	160	(2,463)	189,557
Mortgage-backed securities	175,304	241	(3,784)	171,761
State and municipal obligations	72,961	1,542	(552)	73,951

Total available-for-sale	644,054	1,943	(9,492)	636,505

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$644,329	$1,943	$(9,492)	$636,780

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

4. Loans:

Loans classified by type at September 30, 2005 and December 31, 2004 were as follows:

	Sept. 30, 2005	Dec. 31, 2004
	(in thousands)
Commercial and industrial	$668,464	$656,099
Commercial real estate secured	762,711	732,251
Real estate-construction	669,336	531,868
Residential real estate mortgages	58,260	64,569
Home equity loans and lines of credit	177,680	207,164
Consumer	15,439	18,386
Other loans	792	1,460

Gross loans	2,352,682	2,211,797
Less: Unearned discount	(122)	(191)

Total loans	2,352,560	2,211,606
Less: Allowance for loan losses	(36,715)	(37,484)

Loans, net	$2,315,845	$2,174,122

Nonaccrual and impaired loans at September 30, 2005 were $12.8 million and $30.4 million, respectively, as compared to $12.3 million and $18.3 million at December 31, 2004, respectively.

5. Premises, Leasehold Improvements, and Equipment:

Premises, leasehold improvements, and equipment at September 30, 2005 and December 31, 2004 were as follows:

	Sept. 30, 2005	Dec. 31, 2004
	(in thousands)
Land and improvements	$1,140	$2,414
Buildings and improvements	3,682	3,931
Leasehold improvements	4,868	4,525
Furniture, fixtures and equipment	18,500	17,256

Total cost	28,190	28,126
Less accumulated depreciation and amortization	(14,828)	(13,339)

Net book value	$13,362	$14,787

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2005 and December 31, 2004 were as follows:

	Sept. 30, 2005	(Restated) Dec. 31, 2004
	(in thousands)
NOW accounts	$107,647	$124,015
Savings accounts	76,870	85,371
Money market deposits	491,832	421,529
Time deposits:
Certificates of deposit of less than $100,000	212,341	193,846
Certificates of deposit of $100,000 or more	335,722	331,327
Out-of-local-market certificates of deposit	142,406	124,005
Brokered certificates of deposit	480,455	415,811
Public time deposits	67,325	69,635

Total time deposits	1,238,249	1,134,624

Total	$1,914,598	$1,765,539

Brokered CDs are carried net of the related broker placement fees. The broker placement fees are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. At September 30, 2005, the scheduled maturities of brokered CDs are as follows:

Year	Associated with CD swaps	All Others	Total
2005	$—	$68,653	$68,653
2006	10,000	112,051	122,051
2007	20,000	23,385	43,385
2008	30,091	9,991	40,082
2009	9,953	—	9,953
Thereafter	199,196	—	199,196

Subtotal	269,240	214,080	483,320
Unamortized broker placement fees	(2,399)	(466)	(2,865)

Total	$266,841	$213,614	$480,455

7. Short-Term Borrowings:

Short-term borrowings at September 30, 2005 and December 31, 2004 consisted of the following:

	Sept. 30, 2005	Dec. 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$276,828	$185,737
Federal funds purchased	56,172	43,685
U.S. Treasury tax and loan note option	123	125

Total	$333,123	$229,547

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

8. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gain/(loss) from securities:

Change in unrealized gain/(loss) on available-for-sale securities	$(6,145)	$2,151	$(3,994)	$(6,193)	$2,168	$(4,025)
Less: reclassification adjustment for gains included in net income	—	—	—	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(6,145)	2,151	(3,994)	(6,320)	2,212	(4,108)
Change in net unrealized loss from cash flow hedging instruments	(916)	321	(595)	(1,272)	445	(827)
Change in deferred gain from termination of cash flow hedging instruments	(66)	23	(43)	(199)	70	(129)

Other comprehensive income (loss)	$(7,127)	$2,495	$(4,632)	$(7,791)	$2,727	$(5,064)

	For the Three Months Ended September 30, 2004			For the Nine Months Ended September 30, 2004
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
Unrealized gain/(loss) from securities:

Change in unrealized gain/(loss) on available-for-sale securities	$7,164	$(2,507)	$4,657	$(3,696)	$1,294	$(2,402)
Less: reclassification adjustment for gains included in net income	(345)	120	(225)	(345)	120	(225)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	6,819	(2,387)	4,432	(4,041)	1,414	(2,627)
Change in net unrealized loss from cash flow hedging instruments	(126)	44	(82)	(126)	44	(82)
Change in deferred gain from termination of cash flow hedging instruments	(67)	24	(43)	(199)	70	(129)

Other comprehensive income (loss)	$6,626	$(2,319)	$4,307	$(4,366)	$1,528	$(2,838)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

9. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. All stock options outstanding were included in the computation of diluted earnings per share for the quarterly and nine month periods ended September 30, 2005. For the quarterly and nine month periods ended September 30, 2004, stock options outstanding to purchase 214,600 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	(Restated) 2004	2005	(Restated) 2004
	(dollars in thousands, except share and per share amounts)
Net income	$7,397	$8,058	$24,753	$15,811
Less preferred dividend requirements	—	—	—	1,875

Net income applicable to common stockholders	$7,397	$8,058	$24,753	$13,936

Weighted average common shares outstanding	10,176,266	9,554,121	9,774,337	9,515,317
Dilutive effect of common stock equivalents	254,160	65,419	239,308	85,143

Diluted weighted average common shares outstanding	10,430,426	9,619,540	10,013,645	9,600,460

Basic earnings per common share	$0.73	$0.84	$2.53	$1.46
Diluted earnings per common share	0.71	0.84	2.47	1.45

10. Stock-based Compensation:

The Company accounts for the stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For the Company’s stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. For the Company’s restricted stock program, the Company generally uses the fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant. In accordance with the disclosure requirements of Statement of Financial Accounting Standard (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123”, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	(Restated) 2004	2005	(Restated) 2004
	(dollars in thousands, except per share amounts)
Net income as reported	$7,397	$8,058	$24,753	$15,811
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	107	77	202	201
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(219)	(166)	(606)	(575)

Pro forma net income	7,285	7,969	24,349	15,437
Less preferred dividend requirements	—	—	—	(1,875)

Pro forma net income available to common stockholders	$7,285	$7,969	$24,349	$13,562

Basic earnings per common share
As reported	$0.73	$0.84	$2.53	$1.46
Pro forma	0.72	0.83	2.49	1.43
Diluted earnings per common share
As reported	$0.71	$0.84	$2.47	$1.45
Pro forma	0.70	0.83	2.43	1.41

11. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor agreements (floors), to assist in interest rate risk management.

As of September 30, 2005, the Company had $270.0 million notional amount of swaps (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (brokered CDs). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon LIBOR. Because these transactions did not qualify for fair value hedge accounting under SFAS 133, the Company reported the net cash settlements and the change in the fair value of these CD swaps as separate components of noninterest income. The fair value of the CD swaps is reported on the consolidated balance sheets in accrued interest, taxes and other liabilities. Please see Note 2 - Restated Results of Operations and Financial Condition for a discussion of our change in accounting treatment for these derivatives.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table sets forth the activity in the notional amounts and fair value of the CDs swaps during the first nine months of 2005:

	CD Swaps		Weighted Averages
	Notional Amount	Fair Value	Receive Rate	Pay Rate	Life in Years
	(in thousands)
Balance at December 31, 2004	$130,000	$(2,001)	3.15%	2.21%	5.7
Additions	90,000	(782)
Change in fair value		245

Balance at June 30, 2005	220,000	(2,538)	3.76%	3.29%	5.0
Additions	50,000	(545)
Change in fair value		(2,549)

Balance at September 30, 2005	$270,000	$(5,632)	4.01%	3.79%	5.3

During August 2004, the Company also entered into a three-year interest rate swap, with a notional amount of $50.0 million, to hedge the variability in cash flows on certain prime-based commercial loans. Under the terms of the interest rate swap, the Company receives a fixed interest rate of 6.04% and pays a floating rate based upon the prime-lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The fair value of the interest rate swap as of September 30, 2005 was a loss of $1.3 million.

In June and July of 2005, the Company entered into two five-year interest rate floors, each with a $100.0 million notional amount. The agreements are based upon the prime lending rate and have interest rate floors of 5.50% and 6.25%. The Company uses these interest rate floors as cash flow hedges of certain commercial loans that are tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below the floor level. The fair value of the floors is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The fair value of the floors as of September 30, 2005 was a gain of $1.2 million. The premium on the floors is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on August 5, 2005.

Restatements of Results of Operations and Financial Condition

We are restating our previously reported financial information for the first and second quarters of 2005 and all of the quarters in 2004 to correct errors in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization of issuance costs related to our junior subordinated debentures.

Since December 2002, we have entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of our brokered certificates of deposit (brokered CDs). We believe using interest rate swaps to convert the interest expense on brokered CDs from fixed to variable is straightforward from a risk management standpoint. The brokered CDs are typically structured with terms of 5 to 7 years with a call option on our part, but no surrender option for the CD holder, other than death. The extended term of the CDs minimize liquidity risk while our option to call the CDs after 1 year provides us with flexibility. This variable rate funding matches well with our large floating rate loan portfolio. We consider these CD swaps to be valuable economic transactions that benefit our Company.

From the inception of the hedging program, we applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed us to assume the effectiveness of such transactions (the so-called “short-cut” method). We recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although we believe that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge.

Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs. Because the majority of the swaps and the brokered CDs have mirror call options after one year, the call of a brokered CD prior to maturity will now result in the expensing of the unamortized CD broker placement fee on the call date.

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at September 30, 2005 is $3.2 million (representing a $5.6 million elimination of the fair value adjustment to the brokered CDs less a $2.4 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $2.0 million reduction to retained earnings. Although these CD swaps do not retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes and the effectiveness of the CD swaps as hedge transactions has not been affected by these changes in accounting treatment. In addition, the reduction to previously reported net income in any of the restated quarterly periods does not cause any violation of the Company’s debt covenants and does not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we, in consultation with our independent auditors, also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through September 30, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase in retained earnings of $1.0 million ($1.6 million pre-tax). Our net unamortized debt issuance cost at September 30, 2005 is $3.3 million.

Further information regarding the impact of these restatements to our results of operations and financial condition can be found in Note 2 to the consolidated financial statements. The following discussion and tables include the adjustments made to correct for the incorrect application of fair value hedge accounting under SFAS 133 and the amortization period for the debt issuance costs. The restated information included in this filing is not reflected in any filings of prior Form 10-Ks or 10-Qs. We expect to file an amended Form 10-K for the year ended December 31, 2004 and amended Form 10-Qs for the first and second quarters of 2005 subsequent to the filing of this Form 10-Q.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact to our loan portfolio of a number of economic and qualitative factors. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties that could affect the ability of the borrowers in our portfolio to successfully execute their business models through changing economic environments and competitive challenges, as well as management and other changes that affect our borrowers, complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of all of the above factors to change, actual losses may vary from current estimates.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of Cole Taylor Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2005 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of Cole Taylor Bank to our carrying value for Cole Taylor Bank. Because there is not a readily observable market value for Cole Taylor Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable obligations of the holding company.

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

Derivative Financial Instruments

We use derivative financial instruments, including interest rate exchange and floor agreements to assist in our interest rate risk management. In accordance with SFAS 133, all derivative financial instruments are measured and reported at fair value on our balance sheet as either an asset or a liability. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivative instruments that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

With the exception of hedges that qualify under the “short-cut” method, at the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued prospectively. Once hedge accounting is terminated, all changes in fair value of the derivative instrument flow through the consolidated statements of income in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of our derivative instruments are obtained from dealer quotes. The dealers calculate the fair value of derivatives using valuation models to estimate mid-market valuations. The fair values produced by these proprietary valuation models may be theoretical in whole or part and therefore can vary between dealers and are not necessarily reflective of the actual price at which the contract could be traded.

RESULTS OF OPERATIONS

Overview

We recorded net income for the quarter ended September 30, 2005 of $7.4 million, or $0.71 per diluted common share, compared to $8.1 million, or $0.84 per diluted common share, for the third quarter of 2004 (as restated). The decrease in net income was attributable to a $4.5 million reduction in the fair value of our CD swaps between the two quarterly periods. This decrease in net income was partly offset by higher net interest income and a lower provision for loan losses. On a year-to-date basis, net income applicable to common stockholders was $24.8 million, or $2.47 per diluted share, during the first nine months of 2005 compared to $13.9 million, or $1.45 per diluted share, for the same period in 2004. Year-to-date net income in 2005 increased as a result of increased net interest income and decreased provision for loan losses and noninterest expense. Additionally, pre-tax income during the first quarter of 2005 included pre-tax gains of $3.6 million from the sales of our land trust operations and our Broadview, Illinois branch. The change in the fair value of our CD swaps between the two nine-month periods was a $2.6 million reduction in pretax income.

Common Stock Offering

On August 17, 2005, we completed a public offering of 1,000,000 shares of our common stock, at a public offering price of $36.30 per share to improve our tangible equity to total equity position and to improve the liquidity (float) of our stock. On September 2, 2005, we issued an additional 150,000 shares in connection with an over-allotment option granted to our underwriters. We received $38.95 million, after offering expenses, from this offering. The offering helped increase our tangible equity to assets ratio to 6.12% at September 30, 2005 from 4.57% at December 31, 2004, and has had the effect of increasing the daily trading volume of

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

our common stock. We used $10.5 million of the proceeds to reduce notes payable and the remainder of the proceeds has been retained at the holding company level to support our continued growth.

In connection with our capital stock offering, the Taylor family reduced their stock holdings in the Company by selling 500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common stock by the Taylor family. As a result of the Taylor family’s sale of stock, the Taylor family’s ownership of the Company has declined below 50%.

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

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

Net interest income was $27.5 million during the third quarter of 2005, a $3.8 million, or 15.9%, increase over the $23.7 million of net interest income during the third quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2005 was $27.9 million as compared to $24.0 million during the same quarter in 2004. Net interest income during the third quarter of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.80% during the third quarter of 2005 compared to 3.60% during the same quarter a year ago, an increase of 20 basis points. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004. The value of noninterest-bearing funding increases during rising rate environments and our ability to at least maintain and to potentially increase our base of noninterest-bearing deposits is an important factor in profitably funding our projected loan growth over the next few years.

The net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities increased 4 basis points to 3.23% during the third quarter of 2005 from 3.19% during the third quarter of 2004. The yield on our interest-earning assets increased 99 basis points to 6.29% during the third quarter of 2005 from 5.30% during the same quarter in 2004. The cost of our interest-bearing liabilities increased 95 basis points to 3.06% during the third quarter of 2005 from 2.11% during the same quarter in 2004.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The rise in short-term market interest rates over the last 15 months, including fed funds and LIBOR, produced an increase in both our yield on earning assets and the cost of our interest-bearing liabilities. The increase in market rates triggered a 275 basis point increase in our prime lending rate. The yield earned on our loans was 6.84% during the third quarter of 2005, an increase of 121 basis points over the loan yield of 5.63% during the third quarter in 2004. The yield on our investment securities was largely unchanged between the third quarters of 2005 and 2004, in part because the market interest rates for investments with terms approximating six years did not increase to the same degree as short-term interest rates. In addition, the change in the mix of our interest-bearing liabilities contributed to the increase in our interest costs.

The volume of interest-earning assets is a key driver of net interest income earned. Average interest-earning assets increased $260.1 million, or 9.8%, to $2.91 billion for the third quarter of 2005 compared to $2.65 billion for the third quarter in 2004, primarily due to increased loans. Average loans increased $231.6 million, or 11.2%, to $2.29 billion during the third quarter of 2005 compared to $2.06 billion for the same quarter a year ago.

The $231.6 million increase in average loans between the third quarters of 2005 and 2004 was funded primarily with the $180.7 million increase in deposits. Between the two quarterly periods, average brokered and out-of-local-market certificates of deposits increased $117.5 million and average money market accounts increased $64.2 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased. As this analysis illustrates, virtually all of the growth in our loan portfolio was funded by more expensive deposit sources. Though management believes that it will be able to continue to fund loan growth through these sources, from a cost of funding standpoint, our objective is to increase the amount of lower cost core deposits.

The interest rate risk position of our overall balance sheet is asset sensitive, which means more assets are expected to reprice than liabilities over a one-year horizon. This balance sheet structure provides opportunity for an increase in net interest margin during periods of rising interest rates, such as we have experienced over the last year. However, we expect less opportunity for an increased net interest margin, even if interest rates were to rise in future periods, because of the increasing upward pressure on funding costs. If interest rates remain unchanged in future periods, we would expect to be exposed to the negative impact of a large percentage of our interest-bearing liabilities repricing at current market rates, while a large portion of our interest-earning assets have already repriced. Our net interest margin would also be negatively impacted by a decline in market interest rates. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2005 as Compared to the Nine Months Ended September 30, 2004

Net interest income was $79.9 million during the first nine months of 2005, a $10.0 million, or 14.4%, increase over the $69.9 million of net interest income during the same period a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2005 was $81.0 million as compared to $70.8 million during the same period in 2004. Net interest income during the first nine months of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

The net interest margin was 3.81% during the first nine months of 2005 compared to 3.64% during the same period a year ago, an increase of 17 basis points. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004.

The net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities increased 4 basis points to 3.28% during the first nine months of 2005 from 3.24% during the same period in 2004. The yield on our interest-earning assets increased 86 basis points to 6.07% during the first nine months of 2005 from 5.21% during the same period in 2004. The cost of our interest-bearing liabilities increased 82 basis points to 2.79% during the first nine months of 2005 from 1.97% during the same period in 2004. The change in the mix of our interest-bearing liabilities also contributed to the increase in our interest costs. The issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $1.3 million, or six basis points, for the first nine months of 2005, as compared to the same period a year ago.

Average interest-earning assets increased $246.4 million, or 9.5%, to $2.84 billion for the first nine months of 2005 compared to $2.60 billion for the first nine months of 2004. Average loans increased $232.6 million, or 11.5%, to $2.25 billion during the first nine months of 2005 compared to $2.02 billion for the same period a year ago.

The $232.6 million increase in average loans between the first nine months of 2005 and 2004 was funded primarily with the $214.1 million increase in deposits. Between the two nine month periods, average brokered and out-of-local-market certificates of deposits increased $140.3 million and average money market accounts increased $61.6 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	(Restated) 2004	2005	(Restated) 2004
	(dollars in thousands)
Net interest income as stated	$27,480	$23,710	$79,911	$69,862
Tax equivalent adjustment-investments	375	268	934	821
Tax equivalent adjustment-loans	42	40	128	131

Tax equivalent net interest income	$27,897	$24,018	$80,973	$70,814

Yield on earning assets without tax adjustment	6.23%	5.25%	6.02%	5.16%
Yield on earning assets - tax equivalent	6.29%	5.30%	6.07%	5.21%

Net interest margin without tax adjustment	3.75%	3.56%	3.76%	3.59%
Net interest margin - tax equivalent	3.80%	3.60%	3.81%	3.64%

Net interest spread - without tax adjustment	3.17%	3.13%	3.22%	3.19%
Net interest spread - tax equivalent	3.23%	3.19%	3.28%	3.24%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended September 30,
	2005			2004 (Restated)
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$529,184	$5,260	3.98%	$529,510	$5,284	3.99%
Tax-exempt (tax equivalent) (2)	63,761	1,071	6.72	43,146	762	7.07

Total investment securities	592,945	6,331	4.27	572,656	6,046	4.22

Cash Equivalents	30,056	255	3.31	21,844	78	1.40

Loans (2) (3):
Commercial and commercial real estate	2,031,261	35,156	6.77	1,748,526	24,804	5.55
Residential real estate mortgages	60,081	807	5.37	66,582	874	5.25
Home equity and consumer	199,248	3,197	6.36	243,897	2,974	4.85
Fees on loans		353			504

Net loans (tax equivalent) (2)	2,290,590	39,513	6.84	2,059,005	29,156	5.63

Total interest-earning assets (2)	2,913,591	46,099	6.29	2,653,505	35,280	5.30

Allowance for loan losses	(37,783)			(37,631)

NON-EARNING ASSETS:
Cash and due from banks	67,938			59,518
Accrued interest and other assets	88,426			86,936

TOTAL ASSETS	$3,032,172			$2,762,328

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$624,565	2,810	1.78	$579,485	1,134	0.78
Savings deposits	78,468	59	0.30	89,670	69	0.31
Time deposits	1,243,922	10,888	3.47	1,071,845	6,841	2.54

Total interest-bearing deposits	1,946,955	13,757	2.80	1,741,000	8,044	1.84

Short-term borrowings	244,087	1,632	2.62	194,338	520	1.06
Notes payable and FHLB advances	82,875	1,003	4.73	95,500	1,097	4.57
Junior subordinated debentures	87,638	1,810	8.26	87,638	1,601	7.31

Total interest-bearing liabilities	2,361,555	18,202	3.06	2,118,476	11,262	2.11

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	426,922			452,202
Accrued interest, taxes, and other liabilities	51,943			43,901

Total noninterest-bearing liabilities	478,865			496,103

STOCKHOLDERS’ EQUITY	191,752			147,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,032,172			$2,762,328

Net interest income (tax equivalent) (2)		$27,897			$24,018

Net interest spread (tax equivalent) (2) (4)			3.23%			3.19%

Net interest margin (tax equivalent) (2) (5)			3.80%			3.60%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Nine Months Ended September 30,
	2005			2004 (Restated)
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$514,382	$15,229	3.95%	$523,053	$15,639	3.99%
Tax-exempt (tax equivalent) (2)	51,801	2,668	6.87	43,846	2,332	7.09

Total investment securities	566,183	17,897	4.21	566,899	17,971	4.23

Cash Equivalents	27,564	607	2.90	13,035	121	1.22

Loans (2) (3):
Commercial and commercial real estate	1,976,733	97,374	6.50	1,684,104	69,198	5.40
Residential real estate mortgages	61,621	2,421	5.24	73,149	2,940	5.36
Home equity and consumer	210,005	9,301	5.92	258,489	9,423	4.87
Fees on loans		1,398			1,650

Net loans (tax equivalent) (2)	2,248,359	110,494	6.57	2,015,742	83,211	5.51

Total interest-earning assets (2)	2,842,106	128,998	6.07	2,595,676	101,303	5.21

Allowance for loan losses	(38,571)			(36,093)

NON-EARNING ASSETS:
Cash and due from banks	67,551			58,735
Accrued interest and other assets	86,012			90,302

TOTAL ASSETS	$2,957,098			$2,708,620

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$609,991	7,140	1.56	$564,900	2,997	0.71
Savings deposits	80,268	177	0.29	90,789	213	0.31
Time deposits	1,202,439	28,582	3.18	1,025,813	19,098	2.49

Total interest-bearing deposits	1,892,698	35,899	2.54	1,681,502	22,308	1.77

Short-term borrowings	233,706	3,817	2.15	223,177	1,541	0.92
Notes payable and FHLB advances	84,615	3,031	4.72	97,033	3,269	4.43
Junior subordinated debentures	87,638	5,278	8.03	62,353	3,371	7.21

Total interest-bearing liabilities	2,298,657	48,025	2.79	2,064,065	30,489	1.97

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	437,439			434,492
Accrued interest, taxes, and other liabilities	49,490			41,907

Total noninterest-bearing liabilities	486,929			476,399

STOCKHOLDERS’ EQUITY	171,512			168,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,957,098			$2,708,620

Net interest income (tax equivalent) (2)		$80,973			$70,814

Net interest spread (tax equivalent) (2) (4)			3.28%			3.24%

Net interest margin (tax equivalent) (2) (5)			3.81%			3.64%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2005	(Restated) 2004	2005	(Restated) 2004
	(dollars in thousands)
Deposit service charges	$2,177	$2,736	$6,992	$8,367
Trust services	720	1,035	2,347	3,055
Gain on sale of land trusts	—	—	2,000	—
Wealth management services	365	287	1,079	840
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	345	127	345
Loan syndication fees	850	—	1,550	—
Net cash settlement of CD swaps	198	707	662	1,649
Change in fair value of CD swaps	(2,549)	1,940	(2,304)	306
Other noninterest income	361	222	1,015	997

Total noninterest income	$2,122	$7,272	$15,040	$15,559

Total noninterest income was $2.1 million during the third quarter of 2005 compared to $7.3 million during the same quarter a year ago. The change in the fair value of the CD swaps reduced noninterest income by $4.5 million. In addition, lower deposit service charges, trust fees and net cash settlements of CD swaps in 2005, as well as the $345,000 gain on the sale of investment securities in 2004, caused the decrease in noninterest income. These decreases were partially offset by the receipt of $850,000 of loan syndication fees in the third quarter of 2005.

For the first nine months of 2005, noninterest income was $15.0 million compared to $15.6 million during the same period in 2004. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch. The change in the fair value of the CD swaps reduced noninterest income by $2.6 million. Deposit service charges, trust fees and net cash settlements of CD swaps were lower in the first nine months of 2005 as compared to the same period a year ago. Partly offsetting these decreases was the receipt of $1.6 million of loan syndication fees during the first nine months of 2005.

Deposit service charges were $2.2 million during the third quarter of 2005, $559,000, or 20.4%, less than the deposit service charges of $2.7 million during the same quarter a year ago. Deposit service charges were $7.0 million during the first three quarters of 2005, $1.4 million, or 16.4%, less than deposit service charges of $8.4 million during the same period a year ago. The decrease in service charge revenue during 2005 was primarily caused by a lower volume of deposit services rendered and an increase in the earnings credit rate given to customers on their

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

collected account balances to offset gross activity charges. We believe increasing deposit service charge income in future periods will continue to be challenged by possible increases in the earnings credit rate, competitive pricing pressures for cash management services and the decline in the volume of paper checks clearing the banking system as a whole.

Trust service fees declined $315,000, or 30.4%, to $720,000 during the third quarter of 2005 from $1.0 million during the third quarter of 2004. For the first nine months of 2005, trust fees were $2.3 million as compared to $3.1 million in the first nine months of 2004, a decline of $708,000. Beginning April 1, 2005, our trust fees did not include land trust fees because our land trust operations were sold on March 31, 2005, resulting in a gain of $2.0 million. We elected to capitalize on the current value of our land trust operations by selling it to an existing land trustee who can apply greater economies of scale. Our decision to sell these operations was consistent with our desire to focus on our products and services that best meet the needs of our business customers. Land trust fees for the third quarter and first nine months of 2004 totaled $285,000 and $819,000, respectively.

On October 28, 2005, we entered into a strategic alliance with Nationwide Exchange Services (NES) whereby all four of our deferred exchange professionals became employees of NES and we became the primary financial custodian for NES in the Midwest region. Exchange fees income included in trust fees totaled $675,000 for the nine months ended September 30, 2005 and $1.0 million for the year ended December 31, 2004. Related direct operating expenses for the exchange services (which consists primarily of salaries and benefits) totaled $550,000 for the nine months ended September 30, 2005 and $752,000 for the year ended December 31, 2004. As a result of this new alliance, total trust services revenue is expected to decline (though largely offset by the related decline in salaries and benefits) and exchange money market deposits are expected to increase in future periods.

Wealth management services consist primarily of asset management consulting services. Wealth management fees increased $78,000, or 27.2%, to $365,000 during the third quarter of 2005 compared to $287,000 during the same quarter a year ago. Wealth management fees for the first nine months of 2005 increased $239,000, or 28.5%, to $1.1 million, compared to $840,000 for the same period a year ago. The market value of assets under management has increased approximately 31% over the past year from $274 million at September 30, 2004 to $359 million at September 30, 2005.

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

In March 2005, we recorded a $127,000 gain on the sale of $2.7 million of available-for-sale investment securities. We sold eleven low-balance, mortgage-backed securities to improve the operating efficiency of the portfolio. During the third quarter of 2004, we recorded a $345,000 gain from the sale of U.S. government agency securities and several low-balance mortgage-backed securities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

We received $850,000 of loan syndication fees during the third quarter of 2005 and $1.6 million during the first nine months of 2005. We earn these fees through the syndication of certain commercial real estate development loans for our customers. We expect the opportunity to provide this service to recur, but not necessarily on a routine, predictable basis. We did not receive any similar fees during the first nine months of 2004.

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered certificates of deposits to a variable rate. Because these CD swaps did not qualify for hedge accounting during the periods presented, we report the net cash settlements and the change in the fair value of these CD swaps in noninterest income. Under these swaps, we receive a fixed rate and pay a variable rate based upon LIBOR. The net cash settlements were $198,000 during the third quarter of 2005 compared to $707,000 during the same quarter in 2004. On a year-to-date basis, the net cash settlements were $662,000 during the first nine months of 2005 compared to $1.6 million during the same period in 2004. The increase in market interest rates that began in mid-2004 caused the decrease in the net cash settlement as the rates paid on the variable leg of the swaps increased.

The change in the fair value of the CD swaps can vary greatly from quarter to quarter based upon market interest rates, the total notional amount and the terms of swap transactions that we have entered into. For the third quarter of 2005, we had a loss in fair value from these CD swaps of $2.5 million compared to a gain in fair value of $1.9 million during the third quarter of 2004. For the first nine months of 2005, we had a loss of fair value of $2.3 million compared to an increase in fair value of $306,000 during the same nine month period in 2004. For additional information concerning the accounting treatment for these CD swaps, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Notes 2 and 11 to our consolidated financial statements in this Form 10-Q.

Other noninterest income includes fees received from the issuance of standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. The increase in other noninterest income during the third quarter of 2005 as compared to the year ago quarter was due to a $150,000 increase in the market value of assets in employee deferred compensation plans while 2004 included losses from mortgage-banking activities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$7,480	$7,106	$23,221	$24,208
Incentives, commissions, and retirement benefits	3,000	1,728	7,221	4,951

Total salaries and employee benefits	10,480	8,834	30,442	29,159
Occupancy of premises	1,736	1,817	5,177	5,678
Furniture and equipment	984	943	2,873	2,997
Computer processing	472	517	1,343	1,429
Corporate insurance	345	631	1,062	1,903
Legal fees, net	473	423	1,254	1,426
Advertising and public relations	77	104	350	1,271
Other noninterest expense	3,230	3,041	9,560	9,646

Total noninterest expense	$17,797	$16,310	$52,061	$53,509

Noninterest expense increased $1.5 million, or 9.1%, to $17.8 million during the third quarter of 2005 from $16.3 million during the same period in 2004 primarily driven by increases in incentive compensation which is reflected in salaries and employee benefits. On a year-to-date basis, even with the increase in incentive compensation, noninterest expense declined $1.4 million, or 2.7%, during the first nine months of 2005 as compared to the same period in 2004. The decrease in noninterest expense in year-to-date comparison was primarily due to lower expenses for occupancy of premises, corporate insurance, and advertising.

For the third quarter of 2005, salaries and benefits increased $1.6 million, or 18.6%, to $10.5 million as compared to $8.8 million during the third quarter of 2004. Incentive compensation increased $1.3 million in the third quarter of 2005 reflecting both the Company’s anticipated attainment of certain performance goals and enhanced long-term, equity-based compensation for high-performing customer relationship managers. Annual merit increases and an increase in the market value of assets in the employee deferred compensation plans also increased salary expense in the third quarter of 2005 compared to the third quarter of 2004.

On a year-to-date basis, salaries and benefits increased $1.3 million, or 4.4%, to $30.4 million for the nine-month period ended September 30, 2005 compared to $29.2 million for the same period in 2004. Incentive compensation increased $2.3 million for the first nine months of 2005 primarily in anticipation of the attainment of certain performance goals. Salary expense declined $987,000 as a result of the reduction in the number of full-time equivalent employees and the higher severance expense that occurred in 2004. We reduced the number of full-time equivalent employees from 483 at December 31, 2003 to 430 at September 30, 2004. The

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

number of full-time equivalent employees remained at 430 at September 30, 2005. In addition, severance expense was $495,000 for the first nine months of 2005 compared to $1.1 million during the same period in 2004.

Beginning January 1, 2006, our salaries and employee benefits expense will be impacted by the implementation of Statement of Financial Accounting Standard 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. Beginning in 2006, we will be required to record compensation expense in the future for all existing stock options that have not vested as of date of adoption and for all future grants of employee stock options. We expect to record increased salary and employee benefit expense as a result of the implementation of SFAS 123R. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details concerning our implementation of SFAS 123R.

Occupancy of premises and furniture and equipment expense was $2.7 million for the third quarter of 2005, as compared to $2.8 million during the same quarter a year ago. For the first nine months of 2005, occupancy of premises and furniture and equipment expense was $8.1 million, a decrease of $625,000, or 7.2%, as compared to $8.7 million of expense in the comparable period in the prior year. Lower building depreciation, real estate taxes and repair and maintenance expense, partly offset by an increase in rent expense, combined to produce the lower expense in 2005. The lower depreciation on buildings was primarily due to the January 2005 sale of our Broadview branch and the June 2004 sale of our Burbank facility. New leases for our Burbank, Itasca and Orland Park facilities caused the increase in rent expense between 2005 and 2004.

Corporate insurance expense declined for both the third quarter and the first nine months of 2005 as compared to the same periods in 2004. For the third quarter of 2005, corporate insurance expense declined $286,000, or 45.3%, as compared to the same quarter last year, while for the first nine months of 2005, corporate insurance expense declined $841,000, or 44.2%, as compared to the same period in 2004. A decrease in our directors’ and officers’ insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense for 2005 as compared to 2004.

We incur legal fees for both the holding company and for Cole Taylor Bank. Legal fees at Cole Taylor Bank relate to collection activities as well as contract and compliance matters. Holding company legal fees are for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. Net legal fees increased slightly in the third quarter of 2005 as compared to the same quarter in 2004, but decreased $172,000, or 12.1%, during the year-to-date period in 2005 compared to the same period in 2004. Legal fees in the first quarter of 2005 included a $330,000 reimbursement of legal fees to Cole Taylor Bank from a legal action we instituted in 1999.

Advertising and public relations expense was $77,000 during the third quarter of 2005 as compared to $104,000 during the same quarter in 2004. For the first nine months of 2005,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

advertising and public relations expense was $350,000 compared to $1.3 million during the first nine months of 2004, a decrease of $921,000, or 72.5%. A decrease in planned advertising activities and the second quarter of 2004 write-off of $398,000 of remaining capitalized production costs of television commercials drove the reduction in advertising expense. The timing of our marketing activities can cause advertising expense to vary from period to period. We do, however, plan to increase our advertising and marketing activities in the remainder of 2005 and into 2006 to increase recognition of the Bank and its offering of products and services. We expect that advertising and marketing expense will increase gradually over the next few years to be roughly 2% of total noninterest expense annually.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.2 million during the third quarter of 2005 compared to $3.0 million during the same quarter of 2004. An increase in consulting, accounting and other professional services mainly produced the increase between the two quarterly periods. On a year-to-date basis, other noninterest expense decreased $86,000 to $9.6 million during the first nine months of 2005 compared to the same period in 2004. Lower telephone expense, computer software charges, and costs related to other real estate owned assets caused the decrease in expense between the two periods. These decreases were partly offset by higher consulting services.

Income Taxes

We recorded income tax expense of $4.4 million during the third quarter of 2005, resulting in an effective income tax rate of 37.3%. On a year-to-date basis, we recorded income tax expense of $15.4 million for the first nine months of 2005, resulting in an effective income tax rate of 38.3%. In comparison, the effective income tax rate for the third quarter of 2004 and the first nine months of 2004 was 32.4% and 33.2%, respectively. Income tax expense in 2004 included a larger amount of income tax benefits related to expenses deducted on prior years’ tax returns for which the statute of limitations expired. In addition, the higher level of pre-tax income in 2005 also contributed to the increase in income tax expense for the year-to-date period.

In October 2002, the Company paid its obligation to a settlement fund to satisfy the claims of various plaintiff groups under certain lawsuits. The Company has not recognized any income tax benefit for financial reporting purposes with respect to the litigation settlement payment of $61.9 million. However, the Company did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because management believes that a portion of the settlement that relates to specific settled claims is more likely than not deductible as ordinary and necessary business expense. This degree of certainty is not sufficient to recognize an income tax benefit for financial reporting purposes. The Company will recognize all or a portion of the income tax benefit for financial reporting purposes if and when the Company determines that the position it took on its 2002 income tax return becomes probable of being sustained by the taxing authorities. Given the complexity of the litigation, the settlement and related tax law, management continues to believe that only a specific resolution of the matter with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

management to conclude that the deductibility was probable. While the statute of limitations for the 2002 tax return expires in September 2006, the Internal Revenue Service can request an extension of the statute of limitations at any time prior to that date. Accrued interest, taxes and other liabilities on our consolidated balance sheet at September 30, 2005 include $12.6 million representing the tax benefit of the deduction of $11.4 million and $1.2 million of related accrued interest through such date, if the deduction were disallowed by the taxing authorities.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Total assets were $3.1 billion at September 30, 2005, an increase of $250.1 million, or 8.7%, over total assets of $2.9 billion at December 31, 2004. Total loans increased $141.0 million, or 6.4%, and investment securities increased $103.2 million from December 31, 2004 to September 30, 2005. Total deposits increased by $89.8 million to $2.37 billion at September 30, 2005 compared to $2.28 billion at December 31, 2004. Total securities sold under agreements to repurchase increased $91.1 million to $276.8 million at September 30, 2005. Total stockholders’ equity at September 30, 2005 was $215.5 million compared to $155.6 million at December 31, 2004.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $77.5 million at September 30, 2005 compared to $79.3 million at December 31, 2004. Cash and due from banks totaling $71.2 million at September 30, 2005 consisted of cash on hand at branches, balances at correspondent banks and cash letters in process of collection. Cash equivalents consist of short-term, interest-bearing investments and federal funds sold.

Investment Securities

Investment securities totaled $636.8 million at September 30, 2005 compared to $533.6 million at December 31, 2004. During 2005, we purchased $164.4 million in securities, including $20.1 million of U.S. government agency securities, $112.6 million of mortgage-related securities and $31.8 million of tax-exempt municipal securities. These purchases were partially offset by $50.9 million in repayments and maturities and the sale of $2.7 million of securities. Approximately three-quarters of the mortgage-related securities purchased were collateralized mortgage obligations and the remaining mortgage securities were pass-through securities. The mortgage- related securities were purchased at discounts to par and have an average life of approximately 6 years. The tax-exempt municipal securities had average lives to the par call date of 8 years. The weighted average life of the investment portfolio at September 30, 2005 is approximately 4.5 years. The security purchases during the third quarter of 2005 were funded with variable rate borrowings and are expected to reduce the exposure of future net interest income to interest rate risk arising from declining interest rates. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

At September 30, 2005, we owned 78 investment securities in an unrealized loss position. Of these securities, 14 securities have been in a loss position for more than twelve months. We believe that none of these unrealized losses represents other-than-temporary impairments of our investment portfolio and arose from increased market interest rates, not credit deterioration. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans

Period-end total loans increased $141.0 million, or 6.4%, to $2.35 billion at September 30, 2005 compared to $2.21 billion at December 31, 2004. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $180.3 million, or 9.4%, during the first nine months of 2005. The increase was primarily attributable to growth in real estate – construction loans. Our real estate construction portfolio increased $137.5 million, or 25.8%, to $669.3 million at September 30, 2005, as compared to $531.9 million at December 31, 2004. The majority of the increase in real estate - construction lending related to residential developments. Even though management is pleased with the continued robustness and quality of our real estate construction portfolio, it is our desire to achieve a more balanced growth with commercial and industrial loans to both diversify our risk and to increase our cross sale of cash management and depository products. In addition, as commercial and industrial loans customers generally maintain their operating accounts with us, our funding pool of lower cost deposits may increase.

The composition of our loan portfolio as of September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005		December 31, 2004
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(in thousands)
Commercial real estate secured	$762,711	32%	$732,251	33%
Real estate - construction	669,336	29%	531,868	24%
Commercial and industrial	668,464	28%	656,099	30%
Consumer-oriented loans	252,171	11%	291,579	13%

Gross loans	$2,352,682	100%	$2,211,797	100%

Our commercial real estate secured loans increased $30.5 million, or 4.2%, to $762.7 million at September 30, 2005, as compared to $732.3 million at December 31, 2004. Loans secured by non-owner occupied and multi-family income property increased while the financing of owner-occupied commercial real estate declined. As of September 30, 2005, the composition of our commercial real estate secured portfolio was approximately as follows:

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	57%	18%
Owner occupied	25%	8%

Subtotal	82%	26%
Residential income property	18%	6%

Total commercial real estate secured	100%	32%

As of September 30, 2005, the composition of our real estate - construction portfolio was approximately as follows:

	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	26%	7%
Multifamily	20%	6%
Condominiums	22%	7%

Subtotal	68%	20%
Commercial property	18%	5%
Land and land development	14%	4%

Total real estate – construction	100%	29%

We anticipate that the current, strong demand for these types of loans will continue for the foreseeable future unless there is a sharp increase in mortgage rates or if the local Chicago area economy slows down.

Our commercial and industrial loans increased by $12.4 million, or 1.9%, to $668.5 million at September 30, 2005, as compared to $656.1 million at December 31, 2004. We believe that both external and internal factors, including such things as seasonal paydowns and increasing competition as well as our restructuring of our commercial banking division affected our results.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $39.4 million, or 13.5%, to $252.2 million at September 30, 2005. The reduction in consumer-oriented loans included the sale of $3.65 million of mortgage, home equity and other consumer loans in connection with the sale of our Broadview banking facility. A significant portion of the consumer-oriented loan portfolio includes loans we originated through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $110 million at December 31, 2004 to $81 million at September 30, 2005.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$1,339	$1,807	$4,146
Nonaccrual loans	12,818	12,286	18,596

Total nonperforming loans	14,157	14,093	22,742
Other real estate owned	241	46	1,552
Other repossessed assets	35	12	11

Total nonperforming assets	$14,433	$14,151	$24,305

Restructured loans not included in nonperforming assets	$—	$1,777	$—
Impaired loans	$30,448	$18,327	$24,558

Nonperforming loans to total loans	0.60%	0.64%	1.07%
Nonperforming assets to total loans plus repossessed property	0.61%	0.64%	1.14%
Nonperforming assets to total assets	0.46%	0.49%	0.86%

Nonperforming loans totaled $14.2 million at September 30, 2005, compared to $14.1 million at December 31, 2004 and $22.7 million at September 30, 2004. The ratio of nonperforming loans as a percentage of total loans was 0.60% at September 30, 2005 compared to 0.64% at December 31, 2004 and 1.07% at September 30, 2004.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $30.4 million at September 30, 2005 compared to $18.3 million at December 31, 2004 and $24.6 million at September 30, 2004. Although total impaired loans increased at September 30, 2005, the measurement of impairment resulted in a lower total specific reserve than at December 31, 2004 and September 30, 2004. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans. Not included in the impaired loan amount are $12.3 million of loans to consumers secured by manufactured homes that we continue to monitor closely.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact to our loan portfolio of a number of economic and qualitative factors. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible at this point in time, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.

The following table shows an analysis of our allowance for loan losses and other related data:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Average total loans	$2,290,590	$2,059,005	$2,248,359	$2,015,742

Total loans at end of period	$2,352,560	$2,121,841	$2,352,560	$2,121,841

Allowance for loan losses:
Allowance at beginning of period	$37,411	$36,929	$37,484	$34,356
Total charge-offs	(1,070)	(1,769)	(4,716)	(5,714)
Total recoveries	374	294	1,196	1,312

Net charge-offs	(696)	(1,475)	(3,520)	(4,402)
Provision for loan losses	—	2,750	2,751	8,250

Allowance at end of period	$36,715	$38,204	$36,715	$38,204

Annualized net charge-offs to average total loans	0.12%	0.29%	0.21%	0.29%
Allowance to total loans at end of period	1.56%	1.80%	1.56%	1.80%
Allowance to nonperforming loans	259.34%	167.99%	259.34%	167.99%

Net charge-offs during the third quarter of 2005 were $696,000, or an annualized 0.12% of average loans. In comparison, net charge-offs during the third quarter of 2004 were $1.5 million representing an annualized 0.29% of average loans. Net charge-offs during the first nine months of 2005 were $3.5 million, or an annualized 0.21% of average loans. In comparison, net charge-offs during the first nine months of 2004 were $4.4 million representing an annualized 0.29% of average loans. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans or other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a sizable impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Our allowance for loan losses was $36.7 million at September 30, 2005, or 1.56% of end-of-period loans and 259.34% of nonperforming loans. At December 31, 2004, the allowance for loan losses was $37.5 million, which represented 1.69% of end-of-period loans and 265.98% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.8 million for the first nine months of 2005. We did not record a provision of loan losses in the third quarter of 2005. In comparison, the provision for loan losses was $2.8 million for the third quarter of 2004 and $8.3 million for the first nine months of 2004. The lower level of provision for loan losses in 2005 was due to decreases in nonperforming loans, decreases in specific reserves for impaired loans and lower net charge-offs. Our loan loss provision is determined based upon an analysis of our portfolio performed on a quarterly basis, with ongoing monitoring by our Credit Policy Committee and our Credit Administration and Loan Review functions. We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. While we recorded no provision for loan losses in the third quarter of 2005, we expect the level of our provisioning in the future will reflect the interplay of our expected loan growth with the overall quality of the loan portfolio, including our experience with identified troubled credits. Accordingly, the provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Non-earning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $13.4 million at September 30, 2005 compared to $14.8 million at December 31, 2004, a decrease of $1.4 million. The changes in these assets were a result of the following:

•	We sold our Broadview branch, which had a book value of $2.0 million, in January 2005.

•	We disposed of a small parcel of land that we owned near our Wheeling branch, which had a book value of $195,000, in February 2005.

•	We opened a 2,800 square-foot branch located in a leased facility in Orland Park, Illinois, a southern suburb of Chicago, in April 2005.

•	We constructed a new 6,000 square-foot branch at our Ashland location in Chicago. The branch opened in October 2005.

•	We are currently remodeling our branch in Wheeling.

•	We recorded depreciation expense of $2.5 million during the first nine months of 2005.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, in October 2005, we agreed to lease an additional 4,000 square feet on the ground floor of our Rosemont Corporate Center for a new banking center. We would expect this banking center to be operational in early 2006 and the lease would run through August 2014.

At December 31, 2004, we had $54,000 of other intangible assets, subject to amortization, that related to the purchase of land trust business in 1998. This intangible asset was included in other assets on the consolidated balance sheets. In the first quarter of 2005, we sold our land trust operations and the unamortized balance of this intangible asset was written off, reducing the gain recognized on the sale.

Goodwill decreased $117,000 to $23.2 million at September 30, 2005 from $23.4 million at December 31, 2004. In recording goodwill in 1997, we elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts was written-off against the proceeds from the sale.

Deposits

During the first nine months of 2005, total deposits increased by $89.8 million, or 3.9%, to $2.37 billion at September 30, 2005, as compared to $2.28 billion at December 31, 2004. In January 2005, we sold our Broadview branch, which included the sale of $19.7 million of deposit balances. Of the deposits sold, $13.1 million were time deposits, $4.1 million were NOW, savings and money market accounts and $2.5 million were noninterest-bearing demand deposits. The increase in deposits was primarily obtained from the $83.0 million increase in brokered and out-of-local-market certificates of deposit and from increased money market account balances of $70.3 million. While interest-bearing deposits increased $149.1 million during the first nine months of 2005, noninterest-bearing demand deposits declined $59.2 million. As previously mentioned in our analysis, increasing our base of core, lower cost deposits, is a major focus of ours.

We obtain our funding through several deposit generating sources, using a mix of wholesale and local customer funds based on cost effectiveness, fee income potential and liquidity dynamics. We manage potential liquidity risk associated with wholesale funding by extending and staggering maturities, pledging collateral and maintaining multiple sources within the wholesale marketplace to obtain funding. We have historically used wholesale funding sources such as brokered CDs, especially when such funds can be obtained at a lower overall cost than in-market deposits. We expect that the wholesale funds market will remain a significant funding source for us. The cost (primarily) and availability (secondarily) of funding may be a factor in our evaluation of opportunities to grow our earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004 (Restated)
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$437,439	18.8%	—%	$434,492	20.5%	—%
NOW accounts	120,345	5.2	0.45	136,819	6.5	0.48
Money market accounts	489,646	21.0	1.84	428,081	20.2	0.78
Savings deposits	80,268	3.4	0.29	90,789	4.3	0.31
Time deposits:
Certificates of deposit	538,285	23.1	3.00	508,412	24.0	2.34
Out-of-local-market certificates of deposit	138,894	6.0	3.22	91,758	4.3	2.58
Brokered certificates of deposit	451,720	19.4	3.41	358,539	17.0	2.85
Public Funds	73,540	3.1	2.89	67,104	3.2	1.47

Total time deposits	1,202,439	51.6	3.18	1,025,813	48.5	2.49

Total deposits	$2,330,137	100.0%		$2,115,994	100.0%

Average deposits increased $214.1 million, or 10.1%, to $2.33 billion for the first nine months of 2005, as compared to the first nine months of 2004. Approximately two-thirds of the increase in deposits was obtained through issuance of brokered and out-of-local-market certificates of deposit. Average brokered certificates of deposit increased $93.2 million to $451.7 million for the first nine months of 2005 in comparison to the same period in 2004. Average out-of-local-market certificates of deposits increased $47.1 million to $138.9 million for the first nine months of 2005 compared to the same period in 2004. Average NOW accounts and savings deposits decreased $27.0 million, or 11.9%, to $200.6 million for the first nine months of 2005 in comparison to the same period a year ago. Money market accounts increased $61.6 million or 14.4%, to $489.6 million during the first nine months of 2005, compared to $428.1 million during the year ago period. Average certificates of deposit increased $29.9 million or 5.9%, to $538.3 million during the first nine months of 2005 primarily as a result of a deposit promotion in connection with the new branch opening. Average noninterest-bearing demand deposits of $437.4 million during the first nine months of 2005 approximated the average balance of $434.5 million during the year ago period.

Other Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $103.6 million to $333.1 million at September 30, 2005, as compared to $229.5 million at December 31, 2004. Securities sold under agreements to repurchase increased by $91.1 million to $276.8 million at September 30, 2005 as compared to $185.7 million at December 31, 2004. The increase resulted primarily from the use of variable rate borrowings to purchase investment securities. At September 30, 2005, $151.3 million were

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

repurchase agreements with bank customers and $125.5 million were with broker/dealers. In addition, federal funds purchased were $12.5 million higher at September 30, 2005 than at December 31, 2004.

Our notes payable decreased $10.5 million in September 2005 because we repaid our $10.0 million subordinated debt obligation and $500,000 term loan with a portion of the proceeds received from our public offering of common stock. We also have an $11.5 million revolving credit facility that has never been drawn upon, under the same loan and subordinated debt agreement. The loan agreement contains covenants restricting the payment of dividends from both the Bank and the holding company.

FHLB advances totaled $75.0 million at both September 30, 2005 and December 31, 2004.

At both September 30, 2005 and December 31, 2004, we had $87.6 million of junior subordinated debentures issued to our wholly owned subsidiaries, TAYC Capital Trust I and TAYC Capital Trust II, who used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures. We have $46.4 million of debentures at a fixed interest rate of 9.75% maturing in 2032 but callable by us at par in October 2007. In addition, we have $41.2 million of debentures at an adjustable rate of the three-month LIBOR plus 2.68%. The interest rate on the LIBOR-based debentures was 6.57% on September 30, 2005. Issuance costs totaling $3.6 million were capitalized and are being amortized to the maturity dates of the debentures in 2032 and 2034. We expect that if we exercised our option to call the debentures at par in October 2007 and June 2009, we would expense unamortized costs of $2.6 million and $403,000, respectively.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

At September 30, 2005 and December 31, 2004, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of September 30, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$315,956	11.92%	$	>212,018	>8.00%	$	>265,023	>10.00%
Cole Taylor Bank	290,305	10.97		>211,664	>8.00		>264,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	271,458	10.24		>106,009	>4.00		>159,014	>6.00
Cole Taylor Bank	257,188	9.72		>105,832	>4.00		>158,748	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	271,458	9.10		>119,325	>4.00		>149,156	>5.00
Cole Taylor Bank	257,188	8.57		>120,008	>4.00		>150,010	>5.00

As of December 31, 2004 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	$	>199,125	>8.00%	$	>248,906	>10.00%
Cole Taylor Bank	262,350	10.55		>198,954	>8.00		>248,692	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29		>99,563	>4.00		>149,344	>6.00
Cole Taylor Bank	231,185	9.30		>99,477	>4.00		>149,215	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49		>111,757	>4.00		>139,696	>5.00
Cole Taylor Bank	231,185	8.29		>111,611	>4.00		>139,514	>5.00

During the first nine months of 2005, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income of $30.9 million less dividends paid to the Company of $6.0 million created the increase in regulatory capital at the Cole Taylor Bank. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities and in the covenants of the Company’s loan agreement. The dividends, as of September 30, 2005, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $69.2 million. The loan agreement covenant is measured on an annual basis whereby the dividends cannot exceed 60% of the total year’s net income at Cole Taylor Bank. We intend to renegotiate the loan agreement because of the repayment of the subordinated debt and anticipate eliminating the dividend covenants.

During the first nine months of 2005, the Company’s regulatory capital increased from the net proceeds from our common stock offering and the retention of earnings. Regulatory capital ratios increased because the increase in capital exceeded the increase in risk-weighted and average assets. During the first nine months of 2005, we declared common stock dividends of $0.18 per share, totaling $1.8 million. The covenants in our current loan agreement restrict the amount of common dividends that the Company can pay to shareholders.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY

During the first nine months of 2005, our loan growth and the increase in our investment portfolio were funded by an increase in total deposits and short-term borrowings. Deposit growth was attained both through the issuance of out-of-local market certificates of deposit and in-market deposit product promotions. During the first nine months of 2005, total deposits increased $110.6 million and short-term borrowings increased $103.6 million. These increases provided funding for the $146.8 million in loan growth, the $110.7 million net increase in our investment portfolio, and the sale of $19.7 million of Broadview branch deposits. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents increased to $36.3 million at September 30, 2005 from $6.9 million at December 31, 2004. In August and September 2005, the holding company received proceeds, net of expenses, of $38.95 million from the public offering of 1,150,000 shares of common stock. We used $10.5 million of the proceeds to repay the $10.5 million of notes payable. The remainder of the proceeds will be retained to support continued growth of our business. Additional sources of holding company liquidity during the first nine months of 2005 were the receipt of $6.0 million in dividends from Cole Taylor Bank, and $1.9 million from the exercise of stock options. During the first nine months of 2005, the holding company paid interest on the junior subordinated debentures and the notes payable of $5.2 million and $463,000, respectively, and dividends to common stockholders of $1.7 million. Cash used for holding company operations during the first nine months of 2005 included the payment of salaries, year-end bonuses, insurance premiums, and legal fees. The holding company, as of September 30, 2005, had an $11.5 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At September 30, 2005, we had $918.2 million of undrawn commitments to extend credit and $101.8 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Derivative Financial Instruments

At September 30, 2005, we had $270 million of notional amount interest rate exchange contracts related to certain brokered certificates of deposit. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based upon 3-month LIBOR. During the first nine months of 2005, we entered into additional interest rate exchange agreements with a notional amount totaling of $140.0 million related to newly issued brokered certificates of deposit of $140.0 million. Because these CD swaps did not qualify for fair value hedge accounting under SFAS 133 during the periods, we reported the net cash settlements and the changes in fair value on the CD swaps as separate components of noninterest income.

We also have a $50.0 million interest rate exchange contract that qualifies for hedge accounting of the variability of cash flows of prime-based commercial loans. Under the terms of this swap, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate based on a notional amount of $50.0 million.

As of September 30, 2005, we have interest rate floors totaling $200.0 million notional amount. Under these agreements, in the event the prime lending rate decreases below floor levels of 5.50% and 6.25%, we will receive an amount, from the counterparty, equal to the difference between the floor level and the current prime lending rate computed based upon the notional amount. We use these interest rate floors as cash flow hedges of certain of our commercial loans, tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below the floor level.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Notes 2 and 11 to our consolidated financial statements in this Form 10-Q.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

We have used various interest rate contracts, including swaps and floors, to manage interest rate and market risk. These contracts are used to hedge specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. Net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of imbedded options in products such as callable and mortgage-backed securities, real estate mortgage loans, and callable borrowings are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

Our net interest margin began increasing during the second half of 2004 in response to increased market interest rates. The impact of the 275 basis point increase in the Bank’s prime lending rate since June 2004 on our $1.3 billion in prime-indexed, floating-rate commercial loans significantly increased our loan interest income. Critical factors affecting our net interest margin in future periods will be our pricing strategy on our deposit products as well as the sources of our funding and the spread to prime we are able to sustain on our commercial loans.

Our modeling of the September 30, 2005 balance sheet, using the market interest rates in effect at period-end (the rates unchanged scenario), indicated increased pressure on our net interest margin in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature. Our rates unchanged models that incorporate changes in deposit mix indicate even greater downward pressure on our margin.

Our simulation modeling of a rising rate environment indicates that net interest income would increase. Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $1.3 million, or 1.18%, higher than the net interest income in the rates unchanged scenario at September 30, 2005. That opportunity for increased net interest income would be diminished however, if market forces drive our deposit interest rates to increase at a faster velocity than assumed in our model.

Conversely, at September 30, 2005, net interest income at risk for year one in a 200 basis points falling rate scenario was calculated to be $4.3 million, or 3.96%, lower than the net interest income in the rates unchanged scenario. This exposure was within our policy guideline of 10%.

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

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At September 30, 2005		At June 30, 2005 (1)
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,280	1.18%	$1,449	1.40%
- 200 basis points over one year	(4,297)	(3.96)%	(7,079)	(6.86)%

(1)	Model at June 30, 2005 includes $100 million floor purchased July 2005

During the third quarter of 2005, we purchased investment securities with durations approximating 7 years and funded those additions with variable-rate borrowings. The objective of the tactic was to reduce the exposure of future net interest income to declining interest rates. Our simulation models indicate that while the tactic places downward pressure on our net interest margin, our potential exposure to declining rates is reduced.

Because our simulation models are based on actual cash flows, rather than accounting principles for income and expense recognition, our change in accounting treatment for the CD swaps has no impact on our interest rate risk measurements.

LITIGATION

We are from time to time a party to litigation arising in the normal course of business. Management knows of no threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

NEW ACCOUNTING PRONOUNCEMENTS

In 2004, the FASB released Emerging Issues Task Force (“EITF”) Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment. The guidance from Issue 03-01 was to become effective for annual financial statements for fiscal

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

years ending after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position EITF Issue 03-01-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delayed the effective date for certain measurement and recognition guidance of Issue 03-01. This delay did not suspend the requirements to recognize other-than-temporary impairments as required by existing authoritative literature. In addition, the quantitative and qualitative disclosure requirements of Issue 03-1 remain in effect. We will complete our evaluation of the impact upon issuance of final guidance from the FASB.

In December 2004, the FASB revised and reissued SFAS 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission issued guidance delaying the effective date to annual periods beginning after June 15, 2005. Therefore, we will be required to adopt SFAS 123R beginning in the first quarter of 2006. SFAS 123R requires public entities to measure cost of employee services received in exchange for award of equity securities based on the grant-date fair value of the award. The cost of the award will be recognized over the period during which an employee is required to provide service. Public entities are required to measure the cost of employee services received in exchange for an award of liability instruments based upon the current fair value, adjusted at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation over that period. SFAS 123R eliminates the intrinsic value method of accounting for employee stock options under APB Opinion 25. As a result, we will be required to record compensation expense in the future for all existing stock options that have not vested as of January 1, 2006, and for all future grants of employee stock options.

While we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements, including the transitional provisions of SFAS 123R, we expect to record increased expense as a result of implementation. Had we adopted stock option expensing in prior periods, the impact would have been that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 included in Note 9, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statement that are part of this Quarterly Report on Form 10-Q. For additional information regarding the full year disclosure of pro-forma net income and earnings per share, refer to Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in our December 31, 2004 Annual Report on Form 10-K. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards, if any, before and after the adoption of this standard.

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections, and requires, unless impracticable, retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly issued accounting principle. This Statement also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. This Statement is

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted. We applied the guidance in SFAS 154 for our restatement of 2004 and 2005.

In July 2005, FASB released a proposed interpretation, “Accounting for Uncertain Tax Positions, an interpretation of FASB Statement 109”. The interpretation clarifies that an enterprise should recognize the financial statement effects of a tax position when that position is probable of being sustained on audit by the taxing authorities. The term probable in the interpretation is defined to mean “the future event is likely to occur.” If the probable recognition threshold is not initially met, recognition of the benefit shall occur in the interim period that the probable threshold is subsequently met, the tax matter is ultimately resolved or the statute of limitations has expired. The interpretation also requires the recognition of a charge to income for interest accrued based on the difference between the tax position recognized in the financial statements and the amount claimed in the tax return. Finally, an enterprise should disclose loss or gain contingencies that might result from uncertain tax positions. The Company believes its accounting for uncertain tax positions is consistent with the proposed guidance and, therefore, the adoption of this interpretation is not expected to have a material impact on our consolidated financial statements. This proposed interpretation could be revised prior to its final approval and issuance.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in Amendment No.1 to our Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on August 5, 2005.

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

TAYLOR CAPITAL GROUP, INC.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in internal control over financial reporting relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which results in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs. As a result of the material weakness, we are in the process of restating our financial statements for the year ended December 31, 2004 and for the quarters ended June 30, 2005, March 31, 2005 and each of the quarters in 2004. In light of these errors and the resulting restatements, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that this deficiency constituted a material weakness in our internal control over financial reporting. In light of the foregoing, we have re-evaluated our internal controls over financial reporting as of December 31, 2004 and have concluded that this material weakness also existed as of December 31, 2004. The reader is therefore cautioned not to rely on management’s conclusion set forth in Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting,” included in our Annual Report on Form 10-K for the year ended December 31, 2004, that as of December 31, 2004, our internal control over financial reporting was effective.

TAYLOR CAPITAL GROUP, INC.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In late October 2005, prior to the foregoing deficiency being identified by management, we engaged external consultants with expertise in hedge accounting requirements to assist us in complying with the requirements of SFAS 133, including the documentation and effectiveness testing requirements relating to current and future interest rate hedge transactions. We believe that the expertise to be provided by these consultants will help us remediate the material weakness described above.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 2, 2005, the Taylor Voting Trust U/D/A 11/30/98, of which each of Jeffrey W. Taylor, our Chairman and Chief Executive Officer, Bruce W. Taylor, our President and director, and Cindy Taylor Robinson, the sister of Jeffrey W. Taylor and Bruce W. Taylor, serves as trustee, which at the time controlled in excess of fifty-three percent (53%) of the voting power of the outstanding shares of our common stock, approved by written consent certain amendments to our amended and restated certificate of incorporation. As a result, our second amended and restated certificate of incorporation provides for, among other things, (a) authorized capital stock of 23 million shares consisting of 18 million shares of common stock and five million shares of preferred stock, (b) a declassified board of directors, (c) the inability of stockholders to act by written consent, and (d) limitations on our board of director’s authority to amend, alter or repeal or adopt any provision inconsistent with certain provisions in our second amended and restated by-laws.

Item 5. Other Information.

None.

TAYLOR CAPITAL GROUP, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

10.1	Underwriting Agreement by and among Taylor Capital Group, Inc., certain members of the Taylor Family, Keefe Bruyette & Woods, Inc. Stifel, Nicolaus & Company, Incorporated and Ryan Beck & Co., Inc. dated August 11, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: November 14, 2005

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)