Form 10-K/A
period 2004-12-31
TAYLOR CAPITAL GROUP INC
filed 2005-12-21
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $126,707,406 and is based upon the last sales price as quoted on the Nasdaq National Market on March 2, 2005.

At March 2, 2005, there were 9,659,549 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders held on June 16, 2005 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF 2004 FINANCIAL INFORMATION

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) is being filed by Taylor Capital Group, Inc. to amend and restate its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2005 (“Initial Form 10-K”). This Amendment No. 1 is being filed to correct errors in the Initial Form 10-K related to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs relating to our junior subordinated debentures.

Amendment No. 1 restates the Consolidated Financial Statements and the other financial information for the year ended December 31, 2004, and for each of the quarters in 2004, previously reported in the Initial Form 10-K and supercedes our previously issued Consolidated Financial Statements and other financial information for 2004. The impact of these errors for the years ended December 31, 2003 and 2002 were not material and, therefore, the Consolidated Financial Statements for 2003 and 2002 have not been restated.

In 2004 and prior years, we applied a method of fair value hedge accounting under SFAS 133 to account for the interest rate swap agreements (CD swaps) relating to certain of our brokered certificates of deposit (brokered CDs) that allowed us to assume no ineffectiveness in these transactions (the so-called “short-cut” method). We recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in November 2005 demonstrated that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered CDs, and results in the recording and subsequent amortization of the CD broker placement fee, which was incorporated into the CD swap, as an adjustment to the par amount of the brokered CDs.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. For additional information regarding our restatement, see Note 1 to our Consolidated Financial Statements contained herein.

Amendment No. 1 includes restated financial information and related disclosures in Part II Items 6, 7, 8 and 9, including disclosures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as a result of the restatement described above. The restatement does not change any of the disclosures previously reported in Part I Items 1, 2, 3 and 4 or Part III Items 10, 11, 12, 13 and 14 of the Initial Form 10-K and therefore, those parts are not included in this Amendment No. 1.

Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and have not updated any forward-looking statements previously included in the Initial Form 10-K filed with the SEC on March 10, 2005.

The impact of this non-cash restatement (in thousands) on 2004 net income is summarized below:

Period	Effect of Corrections Increase (Decrease) in Net Income	Restated Net Income
1st Quarter 2004	$838	$4,974
2nd Quarter 2004	(1,528)	2,779
3rd Quarter 2004	1,226	8,058
4th Quarter 2004	(224)	7,162
Cumulative through December 31, 2004	$312	$22,973

This Amendment No. 1 includes changes to our prior disclosures in Item 9A, “Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures as of December 31, 2004. This restatement of our assessment results from a material weakness in our internal control over financial reporting relating to our accounting for derivative financial instruments under SFAS 133. Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively to ensure that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 was evaluated properly with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which results in eliminating the application of fair value hedge accounting for these CD swaps and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs.

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

Item 6: Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2004, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	(Restated) 2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Income Statement Data:
Net interest income	$94,523	$95,730	$101,335	$91,718	$87,322
Provision for loan losses	10,083	9,233	9,900	9,700	7,454

Net interest income after provision for loan losses	84,440	86,497	91,435	82,018	79,868
Noninterest income:
Service charges	10,854	12,336	12,206	11,914	10,346
Trust and investment management fees	5,471	5,051	5,541	6,425	4,654
Gain on sale of investment securities, net	144	—	2,076	2,333	750
Net cash settlements on CD swaps	2,166	—	—	—	—
Change in fair value of CD swaps	27	—	—	—	—
Other noninterest income	2,857	2,654	2,156	3,601	3,523

Total noninterest income	21,519	20,041	21,979	24,273	19,273
Noninterest expense:
Salaries and employee benefits	38,951	41,066	43,780	43,207	39,383
Legal fees, net	1,808	943	4,098	2,504	12,053
Goodwill amortization	—	—	—	2,316	2,326
Lease abandonment and termination charges	984	3,534	—	—	—
Litigation settlement charge	—	—	61,900	—	—
Other noninterest expense	29,930	33,680	33,376	31,105	26,821

Total noninterest expense	71,673	79,223	143,154	79,132	80,583

Income (loss) before income taxes	34,286	27,315	(29,740)	27,159	18,558
Income taxes	11,313	8,568	11,675	9,528	9,604

Net income (loss)	22,973	18,747	(41,415)	17,631	8,954
Preferred dividend requirements	(1,875)	(3,443)	(3,442)	(3,443)	(3,443)

Net income (loss) applicable to common stockholders	$21,098	$15,304	$(44,857)	$14,188	$5,511

Common Share Data: (1)
Basic earnings (loss) per share	$2.21	$1.62	$(6.12)	$2.07	$0.80
Diluted earnings (loss) per share	2.19	1.61	(6.12)	2.05	0.79
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share	16.12	14.57	13.87	19.41	17.25
Dividend payout ratio	10.96%	14.91%	(3.92)%	11.61%	30.13%
Weighted average shares – basic earnings per share	9,539,242	9,449,336	7,323,979	6,862,761	6,919,751
Weighted average shares – diluted earnings per share	9,644,515	9,528,785	7,323,979	6,908,070	6,960,494
Shares outstanding – end of year	9,653,549	9,486,724	9,410,660	6,836,028	6,902,289

	Year Ended December 31,
	(Restated) 2004	2003	2002		2001	2000
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$2,889,048	$2,603,656	$2,535,461		$2,390,670	$2,263,323
Investment securities	533,619	488,302	501,606		494,208	510,187
Total loans	2,211,606	1,962,008	1,879,474		1,741,637	1,611,692
Allowance for loan losses	37,484	34,356	34,073		31,118	29,568
Goodwill	23,354	23,354	23,354		23,354	25,671
Total deposits	2,284,697	2,013,084	1,963,749		1,833,689	1,742,830
Short-term borrowings	229,547	219,108	215,360		244,993	249,819
Notes payable and FHLB advances	85,500	110,500	110,500		111,000	77,000
Junior subordinated debentures	87,638	45,000	45,000		—	—
Preferred stock	—	38,250	38,250		38,250	38,250
Common stockholders’ equity	155,573	138,235	130,487		132,666	119,061
Total stockholders’ equity	155,573	176,485	168,737		170,916	157,311
Earnings Performance Data:
Return on average assets	0.84%	0.73%	(1.70)%		0.75%	0.40%
Return on average stockholders’ equity	14.00	10.86	(26.29)		10.62	5.93
Net interest margin (non tax-equivalent) (2)	3.60	3.91	4.37		4.13	4.14
Noninterest income to revenues	13.54	12.85	13.08		12.72	9.84
Efficiency ratio (3)	61.84	68.43	118.08		69.62	76.13
Loans to deposits	96.80	97.46	95.71		94.98	92.48
Average interest earning assets to average interest bearing liabilities	125.99	124.71	124.48		122.48	122.58
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.65x	1.47x	0.32x		1.27x	1.14x
Excluding interest on deposits	2.85x	2.17x	(1.18	)x	1.97x	1.49x
Asset Quality Ratios:
Allowance for loan losses to total loans	1.69%	1.75%	1.81%		1.79%	1.83%
Allowance for loan losses to nonperforming loans (5)	265.98	150.79	186.62		178.84	264.69
Net loan charge-offs to average total loans	0.34	0.47	0.39		0.49	0.27
Nonperforming assets to total loans plus repossessed property (6)	0.64	1.17	1.00		1.03	0.71
Capital Ratios:
Total stockholders’ equity to assets – end of year	5.38%	6.78%	6.66%		7.15%	6.95%
Average stockholders’ equity to average assets	5.99	6.73	6.45		7.09	6.79
Leverage ratio	6.49	7.64	7.21		5.99	5.55
Tier 1 risk-based capital ratio	7.29	8.73	8.82		7.70	7.25
Total risk-based capital ratio	10.27	10.44	10.61		8.96	8.51

COLE TAYLOR BANK:
Net Income	$28,314	$24,042	$25,387		$22,508	$21,797
Return on average assets	1.04%	0.94%	1.04%		0.96%	0.98%
Stockholder’s equity to assets – end of year	8.82	9.16	8.72		8.41	8.35
Leverage ratio	8.29	8.31	7.52		7.37	7.06
Tier 1 risk-based capital ratio	9.30	9.50	9.22		9.46	9.22
Total risk-based capital ratio	10.55	10.75	10.47		10.72	10.47

(1)	All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes and cumulative effect of change in accounting principle plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans includes nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets include nonperforming loans, other real estate, and other repossessed assets.

Item 7: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our subsidiary, Cole Taylor Bank. We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and mange them.

The following discussion and analysis presents our consolidated financial condition at December 31, 2004 and 2003 and the results of operations for the years ended December 31, 2004, 2003 and 2002. This discussion should be read together with the “Selected Consolidated Financial Data”, our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-126864), filed with the SEC on August 5, 2005. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Restatements of Results of Operations and Financial Condition

We are restating our previously reported financial information for the year ended December 31, 2004 to correct errors in those consolidated financial statements relating to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to our junior subordinated debentures.

Since December 2002, we have entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of our brokered certificates of deposit (brokered CDs). We believe using interest rate swaps to convert the interest expense on brokered CDs from fixed to variable is prudent from a risk management standpoint. The brokered CDs are typically structured with terms of 5 to 7 years with a call option on our part, but no surrender option for the CD holder, other than death. The extended term of the brokered CDs minimize liquidity risk while our option to call the CDs after 1 year provides us with funding flexibility. This variable rate funding matches well with our large floating rate loan portfolio. We consider these CD swaps to be valuable economic transactions that benefit our Company.

From the inception of the hedging program, we applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed us to assume no ineffectiveness in these transactions (the so-called “short-cut” method). We recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in November 2005 demonstrated that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge.

Fair value hedge accounting allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs. Because the majority of the swaps and the brokered CDs have mirror call options after one year, the call of a brokered CD prior to maturity will now result in the expensing of the unamortized CD broker placement fee on the call date.

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at December 31, 2004 is $660,000 (representing a $2.0 million elimination of the fair value adjustment to the brokered CDs less a $1.3 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $401,000 reduction to net income and retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment.

On November 18, 2005, we re-designated our interest rate swaps relating to our brokered CDs utilizing the “long-haul” method and completed new contemporaneous hedging documentation. Accordingly, we believe these CD swaps should qualify for fair value hedge accounting in future periods under SFAS 133.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through December 31, 2004 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to net income and retained earnings of $713,000 ($1.2 million pre-tax). Our net unamortized debt issuance cost at December 31, 2004 is $3.4 million.

The combined impact of the errors in derivative accounting and debt issuance cost increased net income for the year ended December 31, 2004 and retained earnings by $312,000. The impact of these errors on our financial statements for the years ended December 31, 2003 and 2002 was not material and, therefore, those financial statements have not been restated. The reduction to previously reported net income in any of the restated quarterly periods did not cause any violation of our debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

Further information regarding the impact of these restatements to our results of operations, financial condition, and stockholders equity and comprehensive income can be found in Note 1 to the consolidated financial statements. The following discussion and tables include the adjustments made to correct for the incorrect application of fair value hedge accounting under SFAS 133 and the amortization period for the debt issuance costs.

Overview

We reported net income applicable to common stockholders for the year ended December 31, 2004 of $21.1 million, or $2.19 per diluted common share, compared with $15.3 million, or $1.61 per diluted common share, for the year ended December 31, 2003. The increased net income applicable to common stockholders was a result of reduced noninterest expense and reduced preferred stock dividends. Noninterest expense declined $7.6 million, or 9.5%, for the year ended December 31, 2004 as compared with 2003. We achieved the reduction in noninterest expense through reduced salary and advertising expense as well as a lower charge relating to our facilities initiatives. We also lowered our cost of capital by redeeming our Series A, 9% preferred stock with the proceeds from junior subordinated debentures in mid-2004. The lower interest rate and the tax deductibility of the interest on the debentures, as compared to the preferred stock dividends, resulted in after-tax savings of approximately $870,000 in 2004.

We reported net income applicable to common stockholders of $15.3 million, or $1.61 per diluted common share, during 2003, compared to a net loss applicable to common stockholders of $44.9 million, or $6.12 per common share, during 2002. Our net loss applicable to common stockholders during 2002 resulted from a charge of $61.9 million in connection with the settlement of litigation associated with our acquisition of the Bank in 1997. See the section of this discussion and analysis captioned “Litigation and Settlement” for further details of the litigation settlement charge. Without the net $61.9 million litigation settlement charge, we would have recorded net income applicable to common stockholders in 2002 of $17.0 million, or $2.32 per diluted common share. Net income applicable to common stockholders in 2003 was $1.7 million less than 2002 net income exclusive of the litigation settlement charge. The lower level of income was primarily a result of decreased net interest income and noninterest income. The decline in diluted earnings per share was also a result of an increase in the number of common shares outstanding. In the fourth quarter of 2002, we issued 2,587,500 additional shares of common stock in an initial public offering.

Management uses certain non-GAAP financial measures and ratios to evaluate the Company’s performance. Specifically, management reviews net income and the related earnings per share amounts excluding the $61.9 million litigation settlement charge during 2002. We believe that excluding the non-recurring litigation settlement charge from both net income and earnings per share presents a more suitable comparison of our period-to-period results because of the extraordinary nature of the litigation that led to the settlement charge and the likelihood that such a significant event will not reoccur. The following table reconciles net income as reported under generally accepted accounting principles, or GAAP, on our consolidated statements of income to the non-GAAP pro forma net income.

	For the Year Ended December 31,
	(Restated) 2004	2003	2002
	(dollars in thousands, except per share data)
Net income (loss) - as stated	$22,973	$18,747	$(41,415)
Add back: Litigation settlement charge	—	—	61,900

Pro forma net income	$22,973	$18,747	$20,485
Less preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income applicable to common stockholders –Pro forma	$21,098	$15,304	$17,043

Earnings (loss) per common share:
Basic - as stated	$2.21	$1.62	$(6.12)
Diluted - as stated	2.19	1.61	(6.12)

Basic - pro forma	$2.21	$1.62	$2.33
Diluted - pro forma	2.19	1.61	2.32

Total assets increased $285.4 million, or 11.0%, during 2004 to $2.89 billion at December 31, 2004, as compared to $2.60 billion at December 31, 2003. The increase in total assets during 2004 was due to loan growth and the higher amount of investment securities. Net loans increased $246.5 million, or 12.8%, to $2.17 billion at December 31, 2004 as compared to $1.93 billion at year-end 2003. Investment securities increased $45.3 million, or 9.3%, to $533.6 million at the end of 2004. Total deposits increased $271.6 million, or 13.5%, to $2.28 billion at December 31, 2004 as compared to total deposits at December 31, 2003 of $2.01 billion. Total stockholders’ equity was $155.6 million at December 31, 2004 compared to $176.5 million at year-end 2003, a decrease of $20.9 million. The lower stockholders’ equity reflects the redemption of the $38.25 million Series A preferred stock in mid-2004.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor agreements, to assist in our interest rate risk management. In accordance with SFAS 133, all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative is not highly effective as a hedge, hedge accounting is discontinued prospectively. Once hedge accounting is terminated, all changes in fair value of the derivative flow through the consolidated statements of income in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of our derivatives are obtained from dealer quotes. The dealers calculate the fair value of derivatives using valuation models to estimate mid-market valuations. The fair values produced by these proprietary valuation models may be theoretical in whole or part and therefore can vary between dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

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

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Net interest income was $94.5 million during 2004, as compared to $95.7 million during 2003, a decrease of $1.2 million, or 1.3%. With an adjustment for tax-exempt income, our consolidated net interest income was $95.8 million, a decrease from the $97.2 million of net interest income in 2003. Net interest income decreased 1.4%, as the benefit from the 7.3% increase in interest-earning assets was more than offset by a 32 basis point decline in our net interest margin. The tax-equivalent net interest margin was 3.65% for all of 2004 compared to 3.97% for 2003. Our net interest margin declined as the yield on our interest-earning assets declined while our cost of interest-bearing liabilities remained unchanged. The third and fourth quarters of 2004 included the incremental interest expense of approximately $450,000 and $500,0000, respectively, arising from the $41.2 million of junior subordinated debentures issued in June 2004, which increased interest expense by 4 basis points each quarter.

Average interest-earning assets during 2004 increased $177.5 million, or 7.3%, to $2.62 billion as compared to $2.45 billion during 2003. An increase in average loans, primarily in our commercial portfolio, produced the increase in average earning assets. Average commercial loans increased $256.9 million, or 17.5%, during 2004 to $1.72 billion as compared to $1.47 billion during 2003. This increase was partly offset by lower consumer-related loans. A $56.4 million increase in average investment securities also contributed to the increase in average earning assets. The asset growth was funded primarily with time deposits. Total average time deposits were $1.04 billion during 2004, a $116.5 million increase from average time deposits of $927.5 million during 2003. Higher average brokered and customer certificates of deposit produced the majority of the increase. Additional funding was also provided by a $52.8 million increase in average non-interest bearing demand deposits.

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

	For the Year Ended December 31,
	(Restated) 2004	2003	2002
	(dollars in thousands)
Net interest income as stated	$94,523	$95,730	$101,335
Tax equivalent adjustment-investments	1,085	1,263	1,525
Tax equivalent adjustment-loans	172	181	190

Tax equivalent net interest income	$95,780	$97,174	$103,050

Yield on earning assets without tax adjustment	5.24%	5.56%	6.30%
Yield on earning assets - tax equivalent	5.28%	5.61%	6.37%
Net interest margin without tax adjustment	3.60%	3.91%	4.37%
Net interest margin - tax equivalent	3.65%	3.97%	4.44%
Net interest spread - without tax adjustment	3.18%	3.51%	3.90%
Net interest spread - tax equivalent	3.23%	3.56%	3.97%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

	Year Ended December 31,
	(Restated) 2004			2003			2002
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$517,110	$20,486	3.96%	$454,956	$21,158	4.65%	$439,889	$24,448	5.56%
Tax-exempt (tax equivalent) (2)	43,538	3,083	7.08	49,316	3,572	7.24	57,278	4,284	7.48

Total investment securities	560,648	23,569	4.20	504,272	24,730	4.90	497,167	28,732	5.78

Cash Equivalents	17,264	271	1.55	43,248	454	1.04	21,743	364	1.65

Loans (3):
Commercial and commercial real estate	1,723,210	96,724	5.52	1,466,351	85,883	5.78	1,300,409	84,918	6.44
Residential real estate mortgages	70,963	3,806	5.36	105,484	6,216	5.89	137,915	9,631	6.98
Home equity and consumer	251,550	12,402	4.93	326,769	16,418	5.02	362,220	20,791	5.74
Fees on loans		1,838			3,627			3,294

Net loans (tax equivalent) (2)	2,045,723	114,770	5.61	1,898,604	112,144	5.91	1,800,544	118,634	6.59

Total interest earning assets	2,623,635	138,610	5.28	2,446,124	137,328	5.61	2,319,454	147,730	6.37

NON-EARNING ASSETS:
Allowance for loan losses	(36,756)			(35,160)			(33,347)
Cash and due from banks	59,878			58,616			60,263
Accrued interest and other assets	90,266			97,104			95,896

TOTAL ASSETS	$2,737,023			$2,566,684			$2,442,266

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$564,920	4,370	0.77	$564,645	4,672	0.83	$618,819	8,524	1.38
Savings deposits	89,678	279	0.31	90,975	346	0.38	89,360	750	0.84
Time deposits	1,044,023	26,593	2.55	927,481	23,378	2.52	794,728	26,011	3.27

Total interest-bearing deposits	1,698,621	31,242	1.84	1,583,101	28,396	1.79	1,502,907	35,285	2.35

Short-term borrowings	219,438	2,228	1.02	219,913	2,124	0.97	227,557	3,339	1.47
Notes payable and FHLB advances	95,582	4,336	4.46	113,374	4,617	4.02	124,007	5,098	4.05
Trust preferred securities	68,709	5,024	7.31	45,000	5,017	11.15	8,877	958	10.79

Total interest-bearing liabilities	2,082,350	42,830	2.05	1,961,388	40,154	2.05	1,863,348	44,680	2.40

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	447,345			394,511			372,387
Accrued interest and other liabilities	43,286			38,170			48,986

Total noninterest-bearing liabilities	490,631			432,681			421,373

STOCKHOLDERS’ EQUITY	164,042			172,615			157,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,737,023			$2,566,684			$2,442,266

Net interest income (tax equivalent)		$95,780			$97,174			$103,050

Net interest spread (4)			3.23%			3.56%			3.97%

Net interest margin (5)			3.65%			3.97%			4.44%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income.

	Year Ended December 31,
	2004 (Restated) over 2003 INCREASE/(DECREASE)			2003 over 2002 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$2,687	$(3,359)	$(672)	$816	$(4,106)	$(3,290)
Tax-exempt	(411)	(78)	(489)	(578)	(134)	(712)
Cash equivalents	(344)	161	(183)	259	(169)	90
Loans	8,469	(5,843)	2,626	6,217	(12,707)	(6,490)

Total interest-earning assets			1,282			(10,402)

INTEREST PAID ON:
Interest-bearing demand deposits	3	(305)	(302)	(694)	(3,158)	(3,852)
Savings deposits	(5)	(62)	(67)	13	(417)	(404)
Time deposits	2,937	278	3,215	3,914	(6,547)	(2,633)
Short-term borrowings	(5)	109	104	(109)	(1,106)	(1,215)
Notes payable and FHLB advances	(753)	472	(281)	(443)	(38)	(481)
Junior subordinated debentures	2,094	(2,087)	7	4,026	33	4,059

Total interest-bearing liabilities			2,676			(4,526)

Net interest income	$6,949	$(8,343)	$(1,394)	$5,546	$(11,422)	$(5,876)

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

Our provision of $9.2 million during 2003 was $667,000, or 6.7%, less than the provision of $9.9 million during 2002. The lower provision in 2003 as compared to 2002 was due to a more favorable outlook, based on evaluations of key qualitative factors, including the economic environment and the continuing improvement in our credit administration. Net charge-offs totaled $6.9 million in 2002.

We expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment changes. Accordingly, the provision for loan losses in any accounting period is not an indicator of provisioning in subsequent reporting periods.

Noninterest Income

The following table presents, for the periods indicated, the composition of our noninterest income:

	Year Ended December 31,
	(Restated) 2004	2003	2002
	(in thousands)
Service charges	$10,854	$12,336	$12,206
Trust and investment management fees	5,471	5,051	5,541
Gain on sale of trust assets	—	—	510
Mortgage-banking activities	(83)	(408)	332
Gain on sale of investment securities, net	144	—	2,076
Loan syndication fees (1)	1,350	1,000	—
Letter of credit fees	565	807	261
ATM fees	459	603	666
Net cash settlements of CD swaps	2,166	—	—
Change in fair value of CD swaps	27	—	—
Other noninterest income	566	652	387

Total noninterest income	$21,519	$20,041	$21,979

(1)	Loan syndication fees in 2003 were formerly reported as part of net interest margin.

Our noninterest income was $21.5 million during 2004, an increase of $1.5 million, or 7.4%, as compared to the $20.0 million of noninterest income in 2003. An increase in trust, investment management and loan syndication fees and net cash settlements on CD swaps, partly offset by lower service charges, produced the increase. Noninterest income of $20.0 million during 2003 was $1.9 million, or 8.8%, less than the noninterest income of $22.0 million during 2002. Most of the decline was due to gains realized on the sale of investment securities of $2.1 million during 2002. In addition, lower trust and investment management income and losses from mortgage banking activities in 2003 also contributed to the decline. The receipt of $1.0 million in loan syndication fees and higher letter of credit fees in 2003 partly offset these decreases.

Service charges arise principally on deposit accounts. Service charges declined to $10.9 million during 2004, compared to $12.3 million and $12.2 million during 2003 and 2002, respectively. Reported service charge income is impacted by a number of factors, including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue during 2004 was mainly caused by lower commercial service charge income as a result of reduced activity fees.

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

During 2004, we received $1.35 million of loan syndication fees compared to $1.0 million in 2003. In our 2003 Annual Report the loan syndication fees were included in loan fees and therefore, were reported as part of net interest income. No such fees were received in 2002. These fees were earned through the syndication of certain commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, we have not been active in loan syndication. We expect the opportunity to provide this service to recur, but not necessarily on a routine, predictable basis.

ATM fees have declined since 2002 as the number of automatic teller machines we have deployed in our market has decreased.

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered certificates of deposits to a variable rate. For the year ended December 31, 2004, the net cash settlements from these CD swaps are reported in noninterest income.

For the year ended December 31, 2004, we had a gain in fair value from these CD swaps of $27,000. For additional information concerning the accounting treatment for these CD swaps, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Notes 1 and 19 to our consolidated financial statements in this Form 10-K/A.

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

Total noninterest expense, including occupancy of premises and furniture and equipment, has been impacted and will continue to be impacted by our initiative to rationalize our occupancy space. We have taken steps to both consolidate our administrative and operating departments and to modify our banking center profile. During late 2003, we transitioned our administrative and operations departments to our new corporate center, 108,000 square feet of leased office space in Rosemont, Illinois. We moved departments to the corporate center that were previously located in our Wheeling, Ashland, and Burbank facilities. We pursued alternatives regarding these vacated facilities, all of which previously held administrative offices as well as banking centers. In June 2004, we sold our Burbank facility and agreed to lease back approximately one-half of the space for our existing banking center and the lending offices that remained at that location. Upon sale, we realized a gain of approximately $245,000 that was deferred and is being amortized over the 10-year life of the new operating lease. In December 2004, we also completed the sale of our Ashland property. We agreed to sell this property in 2002 and recorded a $386,000 charge at that time to reduce the book value of the property to the expected net sales price. We retained a smaller parcel of land to build a smaller banking facility that we expect to be operational in late 2005. In the fourth quarter of 2004, we reached an agreement to terminate the existing operating lease at the abandoned Wheeling facility. We closed this transaction on February 18, 2005 and upon termination of our obligation under the existing lease, we signed a new 10-year operating lease for a smaller portion of that facility for a banking center.

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

Income Taxes

Our income tax expense was $11.3 million during 2004, resulting in an effective tax rate of 33.0%, compared to our income tax expense of $8.6 million during 2003, or an effective income tax rate of 31.4%. The higher level of pre-tax income caused the increase in income tax expense during 2004. The effective tax rates in 2004 and 2003 were impacted by the recognition of $1.1 million and $1.0 million income tax benefits, respectively, relating to expenses deducted on prior years’ tax returns for which the statute of limitations has expired. Without the recognition of these benefits, the effective income tax rates would have been 36.1% and 35.0% for 2004 and 2003, respectively.

Despite a net loss in 2002, we recorded income tax expense of $11.7 million primarily because we did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million. In October 2002, the Company paid its obligation to a settlement fund to satisfy the claims of various plaintiff groups under certain lawsuits. The Company has not recognized any income tax benefit for financial reporting purposes with respect to the litigation settlement payment of $61.9 million. However, the Company did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because management believes that a portion of the settlement that relates to specific settled claims is more likely than not deductible as ordinary and necessary business expense. This degree of certainty is not sufficient to recognize an income tax benefit for financial reporting purposes. The Company will recognize all or a portion of the income tax benefit for financial reporting purposes if and when the Company determines that the position it took on its 2002 income tax return becomes probable of being sustained by the taxing authorities. Given the complexity of the litigation, the settlement and related tax law, management continues to believe that only a specific resolution of the matter with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is probable. While the statute of limitations for the 2002 tax return expires in September 2006, the Internal Revenue Service can request an extension of the statute of limitations at any time prior to that date. Accrued interest, taxes and other liabilities on our consolidated balance sheet at December 31, 2004 include $12.2 million representing the tax benefit of the deduction of $11.4 million and $787,000 of related accrued interest through such date, if the deduction were disallowed by the taxing authorities.

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

Financial Condition

Our total assets increased $285.4 million, or 11.0%, during 2004 to $2.89 billion at December 31, 2004 compared to $2.60 billion at year-end 2003. An increase in loans and investment securities primarily produced the increase. Total deposits increased $271.6 million, or 13.5%, to reached $2.28 billion at December 31, 2004 as compared to total deposits of $2.01 billion at December 31, 2003. Total stockholders’ equity decreased $20.9 million during 2004 to $155.6 million at December 31, 2004 compared to $176.5 million at December 31, 2003. The redemption of the $38.25 million of Series A preferred stock during mid-2004 produced the decrease in total stockholders’ equity.

Average interest-earning assets during 2004 totaled $2.62 billion, an increase of $177.5 million, or 7.3%, as compared to average interest-earning assets of $2.45 billion during 2003. An $147.1 million increase in total average loans and a $56.4 million increase in average investment securities produced the increase in average interest-earning assets. Average interest-bearing deposits during 2004 increased $115.5 million to $1.70 billion as compared to $1.58 billion during 2003, while average noninterest-bearing deposits increased $52.8 million to $447.3 million over the same time period.

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

Our investment portfolio increased by $45.3 million, or 9.3%, to $533.6 million at December 31, 2004 compared to $488.3 million at year-end 2003. We increased our investment portfolio to increase net interest income by increasing interest-earning assets. During 2004, we sold $103.5 million of available-for-sale investment securities at a net gain of $144,000. We sold U.S. government agency securities with short maturities and reinvested the proceeds in both agency and mortgage-backed securities with longer durations and higher yields. We also sold approximately $3.7 million of mortgage-related securities with very low par values to improve the operating efficiency of our investment portfolio. We purchased a total of $251.9 million of investment securities in 2004.

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

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2004(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS		TOTAL
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE
	(in thousands)
Commercial and commercial real estate	$573,787	$407,812	$291,370	$99,180	$16,201	$1,388,350
Real estate – construction	272,115	33,644	210,590	15,519	—	531,868
Residential real estate – mortgages	4,704	8,704	7,186	7,193	36,782	64,569
Home equity loans and lines of credit	7,367	18,067	19,080	4,320	158,330	207,164
Consumer	2,312	3,882	78	11,632	482	18,386
Other loans	1,460	—	—	—	—	1,460

Total gross loans	$861,745	$472,109	$528,304	$137,844	$211,795	$2,211,797

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $6.2 million as of December 31, 2004.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	(Restated) 2004			2003			2002
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$447,345	20.8%	—%	$394,511	20.0%	—%	$372,387	19.9%	—%
Interest-bearing demand deposits	564,920	26.3	0.77	564,645	28.5	0.83	618,819	33.0	1.38
Savings deposits	89,678	4.2	0.31	90,975	4.6	0.38	89,360	4.7	0.84
Time deposits:
Certificates of deposit	510,632	23.8	2.39	475,827	24.0	2.58	472,238	25.2	3.26
Out-of-local-market certificates of deposit	96,663	4.5	2.59	92,499	4.7	3.00	67,225	3.5	4.02
Brokered certificates of deposit	369,735	17.3	2.92	290,255	14.7	2.51	183,005	9.8	3.45
Public Funds	66,993	3.1	1.61	68,900	3.5	1.51	72,260	3.9	2.20

Total time deposits	1,044,023	48.7	2.55	927,481	46.9	2.52	794,728	42.4	3.27

Total deposits	$2,145,966	100.0%		$1,977,612	100.0%		$1,875,294	100.0%

The following table sets forth the period end balances of interest-bearing deposits at December 31, 2004, 2003 and 2002, respectively.

	At December 31,
	(Restated) 2004	2003	2002
	(in thousands)
NOW accounts	$124,015	$136,119	$137,705
Savings accounts	85,371	90,177	88,000
Money market deposits	421,529	425,449	463,761
Time deposits:
Certificates of deposit	525,173	498,189	458,671
Out-of-local-market certificates of deposit	124,005	76,475	91,501
Brokered certificates of deposit	415,811	285,689	249,643
Public time deposits	69,635	55,793	73,818

Total time deposits	1,134,624	916,146	873,633

Total interest-bearing deposits	$1,765,539	$1,567,891	$1,563,099

We evaluate trends in funding by changes in average balances. Year-to-date average deposit balances increased $168.4 million, or 8.5%, to $2.15 billion in 2004 from $1.98 billion during 2003. The increase in deposits was almost equally split between local customer and out-of-market funding sources. Out-of-market funding continues to be an important source of funds. Average brokered certificates of deposits increased $79.5 million during 2004, to $369.7 million in 2004 compared to an average of $290.3 million in 2003. In addition, average out-of-local-market certificates of deposits increased $4.2 million during 2004 to $96.7 million. From local customer sources, the largest increases in average balances were in noninterest-bearing demand deposits and customer certificates of deposits. Average noninterest bearing demand deposits were $447.3 million during 2004, an increase of $52.8 million, or 13.4%, from $394.5 million during 2003. Average customer certificates of deposits increased $34.8 million, or 7.3%, during 2004 to $510.6 million as compared to $475.8 million during 2003.

Period-end deposit balances increased $271.6 million, or 13.5%, to $2.28 billion at December 31, 2004 compared to $2.01 billion at December 31, 2003. Brokered certificates of deposit increased $130.1 million during 2004 to $415.8 million and out-of-local market certificates of deposit increased $47.5 million during 2004 to $124.0 million at year-end 2004. The largest increases in local customer funding occurred in noninterest-bearing demand deposits, which increased by $74.0 million to $519.2 million at year-end 2004, and customer certificates of deposit that increased by $27.0 million to $525.2 million at December 31, 2004.

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

Over the years, our earning asset growth has exceeded our local customer deposit growth, which has resulted in our use of brokered and out-of-local-market certificates of deposit and other borrowed funds. We offer certificates of deposit to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These certificates of deposit are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of certificates of deposit obtained through this marketing medium was $124.0 million at December 31, 2004, as compared to $76.5 million and $91.5 million at December 31, 2003, and 2002, respectively. We also issue brokered certificates of deposit. The balance of our brokered certificates of deposit was $415.8 million, $285.7 million, and $249.6 million at December 31, 2004, 2003, and 2002, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered certificates of deposit without prior regulatory approval. The Bank is categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank.

We have entered into interest rate exchange contracts to change the fixed interest expense on certain brokered certificates of deposit to variable. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon 3-month LIBOR. The notional amount of these interest rate exchange contracts related to brokered certificates of deposit totaled $130.0 million and $50.0 million at December 31, 2004 and 2003, respectively.

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

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES				TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO		AMOUNT		RATIO
	(dollars in thousands)
As of December 31, 2004 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	>$	199,125	>	8.00%	>$	248,906	>	10.00%
Cole Taylor Bank	262,350	10.55	>	198,954	>	8.00	>	248,692	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29	>$	99,563	>	4.00	>$	149,344	>	6.00
Cole Taylor Bank	231,185	9.30		>99,477	>	4.00	>	149,215	>	6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49	>$	111,757	>	4.00	>$	139,696	>	5.00
Cole Taylor Bank	231,185	8.29	>	111,611	>	4.00	>	139,514	>	5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$	177,300	>	8.00%	>$	221,625	>	10.00%
Cole Taylor Bank	237,702	10.75	>	176,823	>	8.00	>	221,028	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73	>	88,650	>	4.00	>	132,975	>	6.00
Cole Taylor Bank	209,990	9.50	>	88,411	>	4.00	>	132,617	>	6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64	>	101,357	>	4.00	>	126,697	>	5.00
Cole Taylor Bank	209,990	8.31	>	101,130	>	4.00	>	126,413	>	5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$213,555	10.61%	>$	161,089	>	8.00%	>$	201,362	>	10.00%
Cole Taylor Bank	210,180	10.47	>	160,547	>	8.00	>	200,684	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	177,700	8.82	>	80,545	>	4.00	>	120,817	>	6.00
Cole Taylor Bank	184,984	9.22	>	80,273	>	4.00	>	120,410	>	6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	177,700	7.21	>	98,625	>	4.00	>	123,281	>	5.00
Cole Taylor Bank	184,984	7.52	>	98,406	>	4.00	>	123,008	>	5.00

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

From December 31, 2003 to December 31, 2004, our total assets increased by $285.4 million, or 11.0%. The increase in total assets was primarily funded with the $273.0 million increase in deposits. Noninterest-bearing demand deposits increased $74.0 million, brokered and out-of-local-market certificates of deposit increased $177.7 million and other customer deposits increased $20 million. Cash inflow from operations exceeded cash outflows by $37.1 million in 2004. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2005.

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

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. During 2004, the Bank declared $8.0 million of dividends to the holding company. During 2003, the Bank did not declare any dividends because we had sufficient liquidity from the proceeds of our concurrent offering of common and trust preferred securities during 2002, the insurance reimbursement and estimated tax payment refund received in 2003. We received $13.0 million of dividends from the Bank during 2002. Our notes payable agreement with our lender limits the amount of common dividends that the Bank can pay to us in any year to 60% of that year’s Bank net income. The Bank is also subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2004, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $56.7 million. We also receive funds from the exercise of employee stock options. We received $2.6 million during 2004 from the exercise of employee stock options, compared to $1.3 million and $537,000 in 2003 and 2002, respectively. We also have an $11.5 million revolving credit facility, which was not drawn upon at December 31, 2004.

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

The following table shows, as of December 31, 2004, our obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits. FHLB advances are categorized by their call date as opposed to maturity date.

	(Restated) December 31, 2004
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$75,000	$—	$—	$10,500	$85,500
Junior subordinated debentures	—	—	—	87,638	87,638
Time deposits	743,621	209,190	72,899	108,914	1,134,624
Operating leases	3,163	6,102	5,453	15,816	30,534

Total	$821,784	$215,292	$78,352	$222,868	$1,338,296

Derivative Financial Instruments

At December 31, 2004 and 2003, we had interest rate exchange contracts with notional amounts totaling $130.0 million and $50.0 million, respectively, to change the fixed interest expense on certain brokered certificates of deposit to variable. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based upon 3-month LIBOR. Because these CD swaps did not qualify for fair value hedge accounting under SFAS 133, we reported the net cash settlements and the changes in fair value on the CD swaps in 2004 as separate components of noninterest income.

In August 2004, we entered into a three-year swap, with a notional amount of $50.0 million, to hedge the variability in cash flows on certain prime-indexed commercial loans. Under the terms of this swap, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate. We account for this as a cash flow hedge, and the fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax.

During 2003, we entered into swaps with a total notional amount of $200 million, to hedge the variability of cash flows of certain prime-indexed commercial loans and accounted for these transactions as cash flow hedges. However, in October 2003, these swaps were terminated and the resulting gain on termination of $885,000 net of taxes, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain is being reclassified as an adjustment to interest income over the remaining term of the original swaps. For the years ended December 31, 2004 and 2003, $172,000 and $43,000, respectively, of this deferred gain was reclassified into interest income. During 2005, an additional $172,000 of this deferred gain is expected to be reclassified into interest income.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Notes 1, 2 and 19 to our consolidated financial statements in this Form 10-K/A.

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

Because our simulation models are based on actual cash flows, rather than accounting principles for income and expense recognition, the errors corrected in this amendment for the CD swaps and the amortization of the issuance costs over maturity has no impact on our interest rate risk measurements.

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

	(Restated) Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$24,149	$—	$—	$—	$—	$—	$24,149
Investment securities and FHLB/Federal Reserve Bank stock	9,780	44,804	47,747	204,510	87,921	151,373	546,135
Loans	1,469,338	58,507	63,218	205,430	288,781	126,332	2,211,606

Total interest-earning assets	1,503,267	103,311	110,965	409,940	376,702	277,705	2,781,890

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	217,737	291,679	—	—	—	121,499	630,915
Certificates of deposit	184,118	354,809	333,339	209,046	53,169	143	1,134,624
Short-term borrowings	229,547	—	—	—	—	—	229,547
Notes payable/FHLB advances	—	10,500	—	—	—	75,000	85,500
Junior subordinated debentures	—	41,238	—	—	—	46,400	87,638

Total interest-bearing liabilities	631,402	698,226	333,339	209,046	53,169	243,042	2,168,224

Period gap	$871,865	$(594,915)	$(222,374)	$200,894	$323,533	$34,663	$613,666

Cumulative gap	$871,865	$276,950	$54,576	$255,470	$579,003	$613,666

Period gap to total assets	30.18%	-20.59%	-7.70%	6.95%	11.20%	1.20%

Cumulative gap to total assets	30.18%	9.59%	1.89%	8.84%	20.04%	21.24%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	238.08%	120.83%	103.28%	113.65%	130.08%	128.30%

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K/A constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in Amendment No.1 to our Registration Statement on Form S-3 (Registration No. 333-126864) filed with the SEC on August 5, 2005.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after March 10, 2005, the date of the Initial Form 10-K.

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

	2004 Quarter Ended				2003 Quarter Ended
	(Restated) Dec. 31	(Restated) Sep. 30	(Restated) Jun. 30	(Restated) Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, expect per share data)
Interest income	$37,002	$34,972	$32,869	$32,510	$32,648	$33,576	$34,873	$34,787
Interest expense	12,341	11,262	10,033	9,194	9,123	9,856	10,567	10,608

Net interest income	24,661	23,710	22,836	23,316	23,525	23,720	24,306	24,179
Provision for loan losses	1,833	2,750	2,750	2,750	2,700	2,700	1,533	2,300
Noninterest income	5,923	4,280	4,304	4,675	4,939	5,590	4,977	4,535
Net cash settlements on CD swaps	517	707	735	207	—	—	—	—
Change in fair value of CD swaps	(279)	1,940	(2,592)	958	—	—	—	—
Gain (loss) on sale of investment securities, net	(201)	345	—	—	—	—	—	—
Noninterest expense	18,164	16,310	18,416	18,783	22,545	19,005	19,223	18,450

Income before income taxes	10,624	11,922	4,117	7,623	3,219	7,605	8,527	7,964
Income taxes	3,462	3,864	1,338	2,649	728	2,013	2,988	2,839

Net income	$7,162	$8,058	$2,779	$4,974	$2,491	$5,592	$5,539	$5,125

Earnings per share:
Basic	$0.75	$0.84	$0.19	$0.43	$0.17	$0.50	$0.50	$0.45
Diluted	0.73	0.84	0.18	0.43	0.17	0.50	0.49	0.45

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

As discussed in Note 1 to the consolidated financial statements, the 2004 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005, except as to the second through fourth paragraphs of Management’s Report on Internal Control Over Financial Reporting (Restated), which are as of December 21, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 8, 2005, except as to the restatement discussed in Note 1 to the Consolidated Financial Statements which is as of December 21, 2005

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	(Restated) 2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,101	$53,254
Federal funds sold	15,000	31,700
Short-term investments	9,149	3,550

Total cash and cash equivalents	79,250	88,504
Investment securities:
Available-for-sale, at fair value	533,344	487,777
Held-to-maturity, at amortized cost (fair value of $275 and $564 at December 31, 2004 and 2003, respectively)	275	525
Loans, net of allowance for loan losses of $37,484 and $34,356 at December 31, 2004 and 2003, respectively	2,174,122	1,927,652
Premises, leasehold improvements and equipment, net	14,787	20,548
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,516	12,058
Other real estate and repossessed assets, net	58	164
Goodwill	23,354	23,354
Other assets	51,342	43,074

Total assets	$2,889,048	$2,603,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$519,158	$445,193
Interest-bearing	1,765,539	1,567,891

Total deposits	2,284,697	2,013,084
Short-term borrowings	229,547	219,108
Accrued interest, taxes and other liabilities	46,093	39,479
Notes payable and FHLB advances	85,500	110,500
Junior subordinated debentures	87,638	45,000

Total liabilities	2,733,475	2,427,171

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized. At December 31, 2003, Series A 9% noncumulative perpetual, 1,530,000 shares issued and outstanding, $25 stated and redemption value	—	38,250
Common stock, $.01 par value; 25,000,000 shares authorized; 9,976,556 and 9,809,731 shares issued at December 31, 2004 and 2003, respectively; 9,653,549 and 9,486,724 shares outstanding at December 31, 2004 and 2003, respectively	100	98
Surplus	147,682	143,918
Unearned compensation - stock grants	(1,383)	(1,138)
Retained earnings (deficit)	16,698	(2,106)
Accumulated other comprehensive income (loss)	(467)	4,520
Treasury stock, at cost, 323,007 shares at December 31, 2004 and 2003	(7,057)	(7,057)

Total stockholders’ equity	155,573	176,485

Total liabilities and stockholders’ equity	$2,889,048	$2,603,656

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	(Restated) 2004	2003	2002
Interest income:
Interest and fees on loans	$114,598	$111,963	$118,444
Interest and dividends on investment securities:
Taxable	20,486	21,158	24,448
Tax-exempt	1,998	2,309	2,759
Interest on cash equivalents	271	454	364

Total interest income	137,353	135,884	146,015

Interest expense:
Deposits	31,242	28,396	35,285
Short-term borrowings	2,228	2,124	3,339
Notes payable and FHLB advances	4,336	4,617	5,098
Junior subordinated debentures	5,024	5,017	958

Total interest expense	42,830	40,154	44,680

Net interest income	94,523	95,730	101,335
Provision for loan losses	10,083	9,233	9,900

Net interest income after provision for loan losses	84,440	86,497	91,435

Noninterest income:
Service charges	10,854	12,336	12,206
Trust and investment management fees	5,471	5,051	5,541
Gain on sale of investment securities, net	144	—	2,076
Net cash settlements on CD swaps	2,166	—	—
Change in fair value of CD swaps	27	—	—
Other noninterest income	2,857	2,654	2,156

Total noninterest income	21,519	20,041	21,979

Noninterest expense:
Salaries and employee benefits	38,951	41,066	43,780
Occupancy of premises	7,465	7,203	6,500
Furniture and equipment	3,892	3,457	3,457
Lease abandonment and termination charges	984	3,534	—
Corporate insurance	2,334	2,989	1,634
Computer processing	1,874	2,038	2,400
Legal fees, net	1,808	943	4,098
Advertising and public relations	1,489	3,050	2,187
Other intangible assets amortization	13	370	366
Litigation settlement charge	—	—	61,900
Other noninterest expense	12,863	14,573	16,832

Total noninterest expense	71,673	79,223	143,154

Income (loss) before income taxes	34,286	27,315	(29,740)
Income taxes	11,313	8,568	11,675

Net income (loss)	$22,973	$18,747	$(41,415)

Preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income (loss) applicable to common stockholders	$21,098	$15,304	$(44,857)

Basic earnings (loss) per common share	$2.21	$1.62	$(6.12)
Diluted earnings (loss) per common share	2.19	1.61	(6.12)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2001	$38,250	$71	$102,253	$(655)	$31,511	$4,826	$(5,340)	$170,916
Issuance of common stock, net of issuance costs	—	26	38,381	—	—	—	—	38,407
Issuance of stock grants	—	—	950	(950)	—	—	—	—
Forfeiture of stock grants	—	—	(244)	73	—	—	—	(171)
Amortization of stock grants	—	—	—	444	—	—	—	444
Exercise of stock options	—	—	537	—	—	—	—	537
Tax benefit on stock options exercised and stock awards	—	—	131	—	—	—	—	131
Purchase of treasury stock	—	—	—	—	—	—	(1,717)	(1,717)
Comprehensive income (loss):
Net loss	—	—	—	—	(41,415)	—	—	(41,415)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	6,841	—	6,841

Total comprehensive loss								(34,574)

Preferred Dividends — $2.25 per share	—	—	—	—	(3,442)	—	—	(3,442)
Common Dividends — $0.24 per share	—	—	—	—	(1,794)	—	—	(1,794)

Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	596	(596)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	486	—	—	—	486
Exercise of stock options	—	1	1,268	—	—	—	—	1,269
Tax benefit on stock options exercised and stock awards	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	18,747	—	—	18,747
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,989)	—	(7,989)
Deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	842	—	842

Total comprehensive income								11,600

Preferred Dividends — $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common Dividends — $0.24 per share	—	—	—	—	(2,270)	—	—	(2,270)

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	775	(775)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	511	—	—	—	511
Exercise of stock options	—	2	2,550	—	—	—	—	2,552
Tax benefit on stock options exercised and stock awards	—	—	507	—	—	—	—	507
Comprehensive income:
Net income (Restated)	—	—	—	—	22,973	—	—	22,973
Change in unrealized gains (losses) on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,477)	—	(4,477)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(338)	—	(338)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income (Restated)								17,986

Preferred Dividends — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common Dividends — $0.24 per share	—	—	—	—	(2,294)	—	—	(2,294)

Balance at December 31, 2004 (Restated)	$—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	(Restated) 2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$22,973	$18,747	$(41,415)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Lease abandonment and termination charge	984	3,534	—
Investment securities gains, net	(144)	—	(2,076)
Amortization of premiums and discounts, net	2,360	986	672
Deferred loan fee amortization	(3,331)	(2,631)	(1,901)
Provision for loan losses	10,083	9,233	9,900
Loss (gain) on sales of loans originated for sale	—	—	23
Proceeds from sales of loans originated for sale	—	—	258
Depreciation and amortization	3,388	3,623	3,726
Amortization of goodwill and intangible assets	13	370	366
Deferred income taxes	(1,033)	(2,667)	(1,906)
Loss (gain) on sales of other real estate	225	(35)	16
Provision for other real estate	71	—	16
Gain on sale of credit card loans	—	(140)	—
Gain on sale of trust business	—	—	(510)
Other, net	722	1,740	2,515
Changes in other assets and liabilities:
Accrued interest receivable	(2,324)	1,377	42
Other assets	317	2,259	(596)
Accrued interest, taxes and other liabilities	2,828	4,802	1,888

Net cash provided (used) by operating activities	37,132	41,198	(28,982)

Cash flows from investing activities:
Purchases of available-for-sale securities	(251,894)	(243,964)	(167,475)
Proceeds from principal payments and maturities of available-for-sale securities	94,435	243,692	78,990
Proceeds from principal payments and maturities of held-to-maturity securities	250	300	25
Proceeds from sales of available-for-sale securities	103,475	—	92,989
Net increase in loans	(254,823)	(91,255)	(143,780)
Sale of credit card loans	—	1,259	—
Investment in TAYC Capital Trust II	(1,239)	—	—
Additions to premises, leasehold improvements and equipment	(1,235)	(6,057)	(2,030)
Proceeds from the sale of premises, leasehold improvements and equipment	3,802	—	—
Proceeds from sales of other real estate	1,411	1,779	530
Proceeds from sales of trust business	—	—	453

Net cash used in investing activities	(305,818)	(94,246)	(140,298)

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	(Restated) 2004	2003	2002
Cash flows from financing activities:
Net increase in deposits	$273,002	$49,335	$130,060
Net increase (decrease) in short-term borrowings	10,439	3,748	(29,633)
Repayments of notes payable and FHLB advances	(25,000)	(15,000)	(39,200)
Proceeds from notes payable and FHLB advances	—	15,000	38,700
Proceeds from issuance of junior subordinated debentures	41,238	—	45,000
Trust preferred issuance costs	(390)	—	(3,132)
Redemption of preferred securities	(38,250)	—	—
Proceeds from issuance of common securities, net	—	—	38,407
Proceeds from exercise of employee stock options	2,552	1,269	537
Purchase of treasury stock	—	—	(1,717)
Dividends paid	(4,159)	(5,709)	(5,081)

Net cash provided by financing activities	259,432	48,643	173,941

Net increase (decrease) in cash and cash equivalents	(9,254)	(4,405)	4,661

Cash and cash equivalents, beginning of year	88,504	92,909	88,248
Cash and cash equivalents, end of year	$79,250	$88,504	$92,909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$41,233	$40,936	$45,034
Income taxes	11,809	5,512	7,674
Litigation settlement charge	—	—	61,900

Supplemental disclosures of noncash investing and financing activities:
Other comprehensive income (loss), net of income taxes	$(4,987)	$(7,147)	$6,841
Loans transferred to other real estate	1,601	1,283	618
Tax benefit on stock options exercised and stock awards	507	175	131

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Restated Results of Operations and Financial Condition:

The Company is restating its previously reported financial information for 2004 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to its junior subordinated debentures. In addition, the following Notes to the Consolidated Financial Statements have been restated: 2, 9, 11, 13, 17, 19, 20, 22, and 24.

Since December 2002, the Company has entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit (brokered CDs). From the inception of the hedging program, the Company applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed the Company to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Company has recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method).

Fair value hedge accounting allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated balance sheet at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs.

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at December 31, 2004 is $660,000 (representing a $2.0 million elimination of the fair value adjustment to the brokered CDs less a $1.3 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $401,000 reduction to net income and retained earnings.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, the Company also determined that the issuance costs relating to its junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through December 31, 2004 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to net income and retained earnings of $713,000 ($1.2 million pre-tax). The net unamortized debt issuance cost at December 31, 2004 is $3.4 million.

The combined impact of the errors in derivative accounting and debt issuance cost increased net income for the year ended December 31, 2004 and retained earnings by $312,000. The impact of these errors for the years ended December 31, 2003 and 2002 was not material and therefore, those years have not been restated. The reduction to previously reported net income in any of the restated quarterly periods did not

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

cause any violation of the Company’s debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

The following tables reflect the previously reported amounts, the adjustments made to eliminate hedge accounting for the CD swaps and the change in the amortization of the issuance costs related to the junior subordinated debentures, and the restated results by financial statement line item for the consolidated statement of income for the year ended December 31, 2004 and the consolidated balance sheet and statement of stockholders’ equity as of December 31, 2004. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

	For the Year Ended December 31, 2004
	As Originally Reported	Adjustments		As Restated
	(in thousands, expect per share data)
Interest income	$137,353	$—		$137,353
Interest expense:
Deposits	28,389	2,853	(1)	31,242
Short-term borrowings	2,228	—		2,228
Notes payable and FHLB advances	4,336	—		4,336
Junior subordinated debentures	6,199	(1,175	)(2)	5,024

Total interest expense	41,152	1,678		42,830

Net interest income	96,201	(1,678)		94,523
Provision for loan losses	10,083	—		10,083

Net interest income after provision for loan losses	86,118	(1,678)		84,440

Noninterest income:
Service charges	10,854	—		10,854
Trust and investment management fees	5,471	—		5,471
Gain on sale of investment securities, net	144	—		144
Net cash settlements on CD swaps	—	2,166	(1)	2,166
Change in fair value of CD swaps	—	27	(3)	27
Other noninterest income	2,857	—		2,857

Total noninterest income	19,326	2,193		21,519

Noninterest expense	71,673	—		71,673

Income before income taxes	33,771	515		34,286
Income taxes	11,110	203	(4)	11,313

Net income	$22,661	$312		$22,973

Preferred dividend requirements	(1,875)	—		(1,875)

Net income applicable to common stockholders	$20,786	$312		$21,098

Basic earnings per common share	$2.18	$0.03		$2.21
Diluted earnings per common share	$2.16	$0.03		$2.19

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	As of December 31, 2004
	As Originally Reported	Adjustments		As Restated
	(in thousands)
ASSETS
Cash and cash equivalents	$79,250	$—		$79,250
Investment securities	533,619	—		533,619
Loans, net of allowance for loan losses	2,174,122	—		2,174,122
Premises, leasehold improvements and equipment, net	14,787	—		14,787
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	12,516	—		12,516
Other real estate and repossessed assets, net	58	—		58
Goodwill	23,354	—		23,354
Other assets	50,370	972	(5)	51,342

Total assets	$2,888,076	$972		$2,889,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$519,158	$—		$519,158
Interest-bearing	1,764,879	660	(6)	1,765,539

Total deposits	2,284,037	660		2,284,697
Short-term borrowings	229,547	—		229,547
Accrued interest, taxes and other liabilities	46,093	—		46,093
Notes payable and FHLB advances	85,500	—		85,500
Junior subordinated debentures	87,638	—		87,638

Total liabilities	2,732,815	660		2,733,475

Stockholders’ equity:
Common stock	100	—		100
Surplus	147,682	—		147,682
Unearned compensation - stock grants	(1,383)	—		(1,383)
Retained earnings	16,386	312	(7)	16,698
Accumulated other comprehensive loss	(467)	—		(467)
Treasury stock	(7,057)	—		(7,057)

Total stockholders’ equity	155,261	312		155,573

Total liabilities and stockholders’ equity	$2,888,076	$972		$2,889,048

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	For the Year Ended December 31, 2004
	As Originally Reported	Adjustments	As Restated
	(in thousands)
Total stockholders’ equity, January 1	$176,485	$—	$176,485
Net income	22,661	312	22,973
Total comprehensive income, net of tax	17,674	312	17,986
Total stockholders’ equity, December 31	155,261	312	155,573

(1)	The net cash settlements under the CD swaps that were originally reported in deposit interest expense, with the interest expense of the hedged item (the brokered CDs), have been reclassified to noninterest income from net interest income. In addition, deposit interest expense has been restated to include the amortization of the CD broker placement fee.
(2)	The amortization of the issuance costs for the junior subordinated debentures has been reduced to reflect the period to maturity rather than the period to the call date.
(3)	The change in the fair value of the CD swaps during the period that was originally off-set by the change in the fair value of the associated brokered CDs is reported in noninterest income.
(4)	Income tax expense (benefit) for the adjustments reflect the Company’s statutory rate of approximately 39%.
(5)	The adjustments result in changes in deferred tax assets and deferred debt issuance costs, both of which are reported in other assets.
(6)	The fair value adjustments to the brokered CDs have been eliminated and the unamortized CD broker placement fees have been recorded.
(7)	The adjustment to stockholders’ equity reflects the cumulative impact of the adjustments, net of income taxes at approximately 39%, at the balance sheet date.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method. A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value, a charge to earnings, and a new cost basis for the security. In determining if an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold an investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Years Ended December 31,
(dollars in thousand, except per share amounts)	(Restated) 2004	2003	2002
Net income (loss) as reported	$22,973	$18,747	$(41,415)
Add: Stock-based compensation, net of tax, included in the determination of net income (loss), as reported	278	253	275
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(757)	(769)	(651)

Pro forma net income (loss)	22,494	18,231	(41,791)
Less preferred dividend requirements	(1,875)	(3,443)	(3,442)

Pro forma net income (loss) available to common stockholders	$20,619	$14,788	$(45,233)

Basic earnings (loss) per share
As reported	$2.21	$1.62	$(6.12)
Pro forma	2.16	1.56	(6.18)

Diluted earnings (loss) per share
As reported	$2.19	$1.61	$(6.12)
Pro forma	2.14	1.55	(6.18)

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments and Hedging Activities:

We use derivative financial instruments (derivatives), including interest rate exchange and floor agreements to assist in our interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. In accordance with SFAS 133, all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives in 2004 that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings, in noninterest income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income in 2004.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the future gains and losses arising from any change in fair value are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions would have affected earnings.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income:

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale securities, and gains and losses associated with cash flow hedging instruments. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. Also, see Note 23 – “Other Comprehensive Income” for further details.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government agency securities	$128,066	$(753)	$—	$—	$128,066	$(753)
Collateralized mortgage obligations	84,629	(1,037)	25,128	(497)	109,757	(1,534)
Mortgage-backed securities	47,706	(741)	62,202	(1,158)	109,908	(1,899)
State and municipal obligations	—	—	—	—	—	—

Temporarily impaired securities – Available-for-sale	260,401	(2,531)	87,330	(1,655)	347,731	(4,186)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$260,401	$(2,531)	$87,330	$(1,655)	$347,731	$(4,186)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2004.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$13,666	$13,802
Due after one year through five years	149,223	149,236
Due after five years through ten years	56,089	56,409
Due after ten years	17,060	17,853
Collateralized mortgage obligations	117,020	115,693
Mortgage-backed securities	181,515	180,351

Totals	$534,573	$533,344

Held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	275	275
Due after five years through ten years	—	—
Due after ten years	—	—

Totals	$275	$275

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

5. Loans

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

6. Premises, Leasehold Improvements, and Equipment

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Goodwill and Intangible Assets

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2004 and 2003 are summarized as follows:

	(Restated) 2004	2003
	(in thousands)
NOW accounts	$124,015	$136,119
Savings accounts	85,371	90,177
Money market deposits	421,529	425,449
Time deposits:
Certificates of deposit	525,173	498,189
Out-of-local-market certificates of deposit	124,005	76,475
Brokered certificates of deposit	415,811	285,689
Public time deposits	69,635	55,793

Total time deposits	1,134,624	916,146

Total	$1,765,539	$1,567,891

At December 31, 2004 and 2003, time deposits in amounts $100,000 or more totaled $331.3 million and $282.0 million, respectively. Interest expense on time deposits with balances of $100,000 or more was $5.5 million, $4.7 million and $5.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit, public time deposits, and brokered certificates of deposit are as follows:

Year	(Restated) Amount
(in thousands)
2005	$743,621
2006	162,451
2007	46,739
2008	53,263
2009	19,636
Thereafter	108,914

Total	$1,134,624

10. Short-Term Borrowings

Short-term borrowings at December 31, 2004 and 2003 are summarized as follows:

	2004		2003
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase	$185,737	1.19%	$169,890	0.75%
Federal funds purchased	43,685	2.06	40,613	0.87
U.S. Treasury tax and loan note option	125	1.74	8,605	0.70

Total	$229,547	1.36%	$219,108	0.77%

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

11. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 are as follows:

	(Restated) 2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$10,598	$9,282	$11,564
State	1,748	1,953	2,017

Total	12,346	11,235	13,581

Deferred tax benefit:
Federal	(1,045)	(2,130)	(1,561)
State	12	(537)	(345)

Total	(1,033)	(2,667)	(1,906)

Applicable income taxes	$11,313	$8,568	$11,675

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2004, 2003, and 2002 to income before income taxes because of the following:

	(Restated) 2004	2003	2002
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$12,000	$9,560	$(10,409)
Increase (decrease) in taxes resulting from:
Tax-exempt interest income, net of disallowed interest deduction	(725)	(846)	(926)
State taxes, net	1,144	920	1,087
Litigation settlement charge	—	—	21,665
Legal fees, net	—	—	224
Reversal of allocated tax reserves	(1,056)	(1,000)	—
Other, net	(50)	(66)	34

Total	$11,313	$8,568	$11,675

The Company did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million and certain legal defense costs incurred in 2002. However, the Company did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because it believes that a portion of the settlement that relates to specific settled claims is more likely than not deductible as ordinary and necessary business expense. This degree of certainty is not sufficient to recognize an income tax benefit for financial reporting purposes. The Company will recognize all or a portion of the income tax benefit for financial reporting purposes if and when the Company determines that the position it took on its 2002 income tax return becomes probable of being sustained by the taxing authorities. Given the complexity of the litigation, the settlement and related tax law, the Company continues to believe that only a specific resolution of the matter with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is probable. While the statute of limitations for the 2002 tax return expires in September 2006, the Internal Revenue Service can request an extension of the statute of limitations at any time prior to that date.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	(Restated) 2004	2003
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$1,381	$2,597
Loans, principally due to allowance for loan losses	15,263	14,222
Deferred income, principally net loan origination fees	2,478	1,654
Employee benefits	2,518	2,070
Other	47	923

Gross deferred tax assets	21,687	21,466

Deferred Tax Liabilities:
Discount accretion	(26)	(309)
Purchase accounting	(182)	(711)

Gross deferred tax liabilities	(208)	(1,020)

Subtotal	21,479	20,446

Tax effect of other comprehensive income	252	(2,434)

Net deferred tax assets	$21,731	$18,012

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2004 or 2003.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Notes Payable and FHLB Advances

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Junior Subordinated Debentures

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over thirty years, or through the maturity dates, to interest expense using the straight-line method.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Employee Benefit Plans

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Incentive Compensation Plan

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Stockholders’ Equity

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Regulatory Disclosures:

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands)
As of December 31, 2004 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$255,616	10.27%	>$	199,125	>	8.00%	>$	248,906	>	10.00%
Cole Taylor Bank	262,350	10.55	>	198,954	>	8.00	>	248,692	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$181,437	7.29%	>$	99,563	>	4.00%	>$	149,344	>	6.00%
Cole Taylor Bank	231,185	9.30	>	99,477	>	4.00	>	149,215	>	6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$181,437	6.49%	>$	111,757	>	4.00%	>$	139,696	>	5.00%
Cole Taylor Bank	231,185	8.29	>	111,611	>	4.00	>	139,514	>	5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$231,328	10.44%	>$	177,300	>	8.00%	>$	221,625	>	10.00%
Cole Taylor Bank	237,702	10.75	>	176,823	>	8.00	>	221,028	>	10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	8.73%	>$	88,650	>	4.00%	>$	132,975	>	6.00%
Cole Taylor Bank	209,990	9.50	>	88,411	>	4.00	>	132,617	>	6.00
Leverage (to Average Assets)
Taylor Capital Group, Inc. – Consolidated	$193,543	7.64%	>$	101,357	>	4.00%	>$	126,697	>	5.00%
Cole Taylor Bank	209,990	8.31	>	101,130	>	4.00	>	126,413	>	5.00

In addition to covenants contained in the Company’s notes payable agreements, the Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2004, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $56.7 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios. Also see Note 12–“Notes Payable and FHLB Advances” for additional details of loan covenants in the Company’s notes payable agreement that place restrictions on the amount of dividends the Company and the Bank can pay.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Commitments and Financial Instruments with Off-Balance Sheet Risks

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

19. Derivative Financial Instruments

The Company uses derivative financial instruments, to assist in its interest rate risk management process. At December 31, 2004 and 2003, the Company’s only derivative financial instruments were interest rate exchange contracts.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An interest rate exchange contract is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

As of December 31, 2004, the Company had $130.0 million notional amount of swaps (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (brokered CDs). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. Because these transactions did not qualify for fair value hedge accounting under SFAS 133, the Company reported the net cash settlements and the change in the fair value of these CD swaps as separate components of noninterest income in 2004. The fair value of the CD swaps is reported on the consolidated balance sheets in accrued interest, taxes and other liabilities. See Note 1— “Restated Results of Operations and Financial Condition” for a discussion of the change in accounting treatment for these derivatives.

During August 2004, the Company also entered into a three-year interest rate swap, with a notional amount of $50.0 million, to hedge the variability in cash flows on certain prime-based commercial loans. Under the terms of the interest rate swap, the Company receives a fixed interest rate of 6.04% and pays a floating rate based upon the prime-lending rate. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. Net cash settlements for 2004 totaled $447,000 and are reported in loan interest income. The fair value of the interest rate swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax.

During 2003, the Company terminated, with the original counterparties, interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. The Company had accounted for these transactions as cash flow hedges, and the resulting gain on termination, which totaled $1.4 million, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2004 and 2003, $172,000 and $43,000, respectively, of this deferred gain was reclassified into interest income. In addition, $172,000 of this deferred gain is expected to be reclassified into interest income during 2005.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activity in the notional amounts of derivative financial instruments during 2004 and 2003.

	CD Swaps	Cash Flow Hedge	Total
	(in thousands)
Balance at Dec. 31, 2002	$25,000	$—	$25,000
Additions	25,000	200,000	225,000
Terminations	—	(200,000)	(200,000)
Maturities	—	—	—

Balance at Dec. 31, 2003	$50,000	$—	$50,000
Additions	130,000,000	50,000	180,000
Terminations\calls	(50,000)	—	(50,000)
Maturities	—	—	—

Balance at Dec. 31, 2004	$130,000	$50,000	$180,000

Fair value at Dec. 31, 2004	$(2,001)	$(520)	$(2,521)

Below is summary information regarding the derivative financial instruments outstanding at December 31, 2004.

	Notional Amount (in thousands)	Weighted Averages
		Receive Rate	Pay Rate	Life in Years
CD Swaps	$130,000	3.15%	2.21%	5.7
Cash Flow Hedge	50,000	6.04%	5.25%	2.7

Total	$180,000	3.96%	3.06%	4.8

20. Fair Value of Financial Instruments

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	(Restated) December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$79,250	$79,250	$88,504	$88,504
Investments	546,135	546,135	500,360	500,399
Loans, net of allowance	2,174,122	2,192,399	1,927,652	1,952,810
Accrued interest receivable	12,880	12,880	10,556	10,556
Interest rate exchange agreements	—	—	48	48
Other assets	3,513	3,513	3,226	3,226

Total financial assets	$2,815,900	$2,834,177	$2,530,346	$2,555,543

Financial Liabilities:
Deposits without stated maturities	$1,150,073	$1,150,073	$1,096,938	$1,096,938
Deposits with stated maturities	1,134,624	1,135,514	916,146	927,150
Short-term borrowings	229,547	229,547	219,108	219,108
Notes payable and FHLB advances	85,500	85,997	110,500	112,331
Accrued interest payable	5,488	5,488	4,118	4,118
Interest rate exchange agreements	2,521	2,521	—	—
Junior subordinated debentures	87,638	91,628	45,000	50,508

Total financial liabilities	$2,695,391	$2,700,768	$2,391,810	$2,410,153

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	514	—	479

Total off-balance-sheet financial instruments	$—	$514	$—	$479

The remaining balance sheet assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial liabilities does not, nor is it intended to,

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To facilitate the settlement, on October 21, 2002, the Company completed a concurrent offering of common stock and trust preferred securities. The Company issued 2,250,000 shares of common stock at an initial public offering price of $16.50 per share. Concurrently, the Company raised $45.0 million of gross proceeds through the issuance of $45.0 million aggregate principal amount of 9.75% cumulative, mandatory redeemable trust preferred securities by TAYC Capital Trust I, a Delaware statutory trust formed by the Company to issue the trust preferred securities. See Note 13 – “Junior Subordinated Debentures” for additional details on the trust preferred securities.

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

22. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	(Restated) 2004	2003
ASSETS

Noninterest-bearing deposits with subsidiary Bank	$6,881	$4,125
Investment in bank subsidiary	254,126	237,932
Investment in non-bank subsidiaries	2,646	1,404
Other assets	5,321	5,892

Total assets	$268,974	$249,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued interest, taxes and other liabilities	$15,263	$15,968
Notes payable	10,500	10,500
Junior subordinated debentures	87,638	46,400
Stockholders’ equity	155,573	176,485

Total liabilities and stockholders’ equity	$268,974	$249,353

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	(Restated) 2004	2003	2002
Income:
Dividends from subsidiary Bank	$8,000	$—	$13,000
Dividends from non-bank subsidiary	164	136	27

Total income	8,164	136	13,027

Expenses:
Interest	5,507	5,618	1,840
Salaries and employee benefits	1,655	1,532	1,803
Legal fees, net	624	(1,019)	1,600
Litigation settlement charge	—	—	61,900
Other	2,931	3,632	2,370

Total expenses	10,717	9,763	69,513

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	(2,553)	(9,627)	(56,486)
Income tax benefit	5,209	4,332	2,685
Equity in undistributed net income of subsidiaries	20,317	24,042	12,386

Net income (loss)	$22,973	$18,747	$(41,415)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	(Restated) 2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$22,973	$18,747	$(41,415)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of unearned compensation	21	1	17
Equity in undistributed net income of subsidiaries	(20,317)	(24,042)	(12,386)
Other, net	81	—	17
Changes in assets and liabilities:
Other assets	554	839	(5,129)
Other liabilities	(715)	6,879	1,071

Net cash provided (used) by operating activities	2,597	2,424	(57,825)

Cash flows from investing activities:
Investment in TAYC Capital Trust I	—	—	(1,401)
Investment in TAYC Capital Trust II	(1,239)	—	—
Other, net	17	(34)	(85)

Net cash used in investing activities	(1,222)	(34)	(1,486)

Cash flows from financing activities:
Repayments of notes payable	—	—	(27,200)
Proceeds from notes payable	—	—	11,700
Proceeds from issuance of junior subordinated debentures	41,238	—	46,400
Dividends paid	(4,159)	(5,709)	(5,081)
Proceeds from the issuance of common stock, net	—	—	38,407
Redemption of Series A preferred stock	(38,250)	—	—
Proceeds from the exercise of employee stock options	2,552	1,269	537
Purchase of treasury stock	—	—	(1,717)

Net cash provided (used) by financing activities	1,381	(4,440)	63,046

Net increase (decrease) in cash and cash equivalents	2,756	(2,050)	3,735
Cash and cash equivalents, beginning of year	4,125	6,175	2,440

Cash and cash equivalents, end of year	$6,881	$4,125	$6,175

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Other Comprehensive Income

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Earnings Per Share

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

	For the Years Ended December 31,
(dollars in thousands, except share and per share amounts)	(Restated) 2004	2003	2002
Net income (loss)	$22,973	$18,747	$(41,415)
Preferred dividend requirements	(1,875)	(3,443)	(3,442)

Net income (loss) available to common stockholders	$21,098	$15,304	$(44,857)

Weighted average common shares outstanding	9,539,242	9,449,336	7,323,979
Dilutive effect of stock options	105,273	79,449	—

Diluted weighted average common shares outstanding	9,644,515	9,528,785	7,323,979

Basic earnings (loss) per common share	$2.21	$1.62	$(6.12)
Diluted earnings (loss) per common share	$2.19	$1.61	$(6.12)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the design and operation of our disclosure controls and procedures as of December 31, 2004. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our reevaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in internal control over financial reporting (described below) relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively to ensure that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which resulted in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs. As a result of the material weakness, we have restated our financial statements for the year ended December 31, 2004 and for each of the quarters in 2004. The reader is therefore cautioned not to rely on our management’s conclusion set forth in Item 9A, “Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures,” included in our annual report on Form 10-K for the year ended December 31, 2004, and filed with the SEC on March 10, 2005, that our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, in our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 10, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weakness in internal control over financial reporting with respect to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). We lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively to ensure that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which resulted in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs.

As a result of the material weakness, our financial statements for the year ended December 31, 2004 and for each of the quarters in 2004 contained material errors and have been restated.

As a result of the aforementioned material weakness, we have revised our earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 (as restated) has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report appears in Item 9A(d).

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In late October 2005, we engaged a third party consultant to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring, and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles.

(d) Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated) that Taylor Capital Group, Inc. and its subsidiaries (Taylor Capital) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Taylor Capital’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company lacked sufficient technical expertise as to the application of SFAS 133, and the procedures relating to hedging transactions were not designed effectively to ensure that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which resulted in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs. As a result of the material weakness, the Company’s financial statements for the year ended December 31, 2004 and for each of the quarters in 2004 contained material errors and have been restated.

As stated in the second through fourth paragraphs of Management’s Report on Internal control over Financial Reporting (Restated), management’s assessment of the effectiveness of Taylor Capital’s internal control over financial reporting has been revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 Consolidated Financial Statements (as restated), and this report does not affect our report dated March 8, 2005, except as to the restatement discussed in Note 1 to the Consolidated Financial Statements, which is as of December 21, 2005, which expresses an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that Taylor Capital did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Taylor Capital has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Chicago, Illinois

March 8, 2005, except as to the second through fourth paragraphs of Management’s Report on Internal Control Over Financial Reporting (Restated), which are as of December 21, 2005

Item 9B. Other Information

None.

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

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits
4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001. (incorporated by reference from Exhibit 10.16 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference from Exhibit 10.17 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

Exhibit Number	Description of Exhibits
10.3	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.20 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158))*.

10.4	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000 (incorporated by reference from Exhibit 10.21 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.5	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000 (incorporated by reference from Exhibit 10.22 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.6	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001 (incorporated by reference from Exhibit 10.23 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.7	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998 (incorporated by reference from Exhibit 10.24 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.8	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.25 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.9	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.10	Form of Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.42 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.11	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan (incorporated by reference from Exhibit 10.52 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.12	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan (incorporated by reference from Exhibit 10.53 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.13	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.54 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.14	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.55 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.15	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

Exhibit Number	Description of Exhibits
10.16	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.17	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.18	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.19	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.20	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference from Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.21	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of November 26, 2002).

10.22	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference from Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.23	Form of Amended and Restated Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.24	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.25	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998 (incorporated by reference from Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.26	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).*

10.27	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003 (incorporated by reference from Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.28	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

10.29	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

Exhibit Number	Description of Exhibits
10.30	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.31	Placement Agreement by and among Taylor Capital Group, Inc., TAYC Capital Trust II, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (incorporated by reference from Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.32	Employment Letter from Taylor Capital Group, Inc. to Daniel C. Stevens dated December 1, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 1, 2004).*

10.33	Third Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 9, 2004, effective as of November 27, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 9, 2004).

10.34	Master Agreement by and between Cole Taylor Bank and DMCB, LLC dated September 8, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.35	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 12, 2004 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.36	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 15, 2004 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.37	Sublease by and between Cole Taylor Bank and Arbor Acquisitions, Inc. dated November 19, 2004 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.38	Form of Non-Employee Director Restricted Stock Award (incorporated by reference from Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.39	Form of Officer and Employee Restricted Stock Award (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.40	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.41	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

12.1	Statement Regarding Computation of Ratios.

Exhibit Number	Description of Exhibits
21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above

(c)	Financial Statement Schedules

See Item 15(a)(2) above

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December 2005.

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

Signature	Title	Date
/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Chief Executive Officer and Chairman of the Board	December 21, 2005

/s/ BRUCE W. TAYLOR	President and Director	December 21, 2005
Bruce W. Taylor

/s/ RONALD L. BLIWAS	Director	December 21, 2005
Ronald L. Bliwas

/s/ ADELYN DOUGHERTY LEANDER	Director	December 21, 2005
Adelyn Dougherty Leander

/s/ RONALD EMANUEL	Director	December 21, 2005
Ronald Emanuel

/s/ EDWARD MCGOWAN	Director	December 21, 2005
Edward McGowan

/s/ LOUISE O’SULLIVAN	Director	December 21, 2005
Louise O’Sullivan

/s/ MELVIN E. PEARL	Director	December 21, 2005
Melvin E. Pearl

/s/ SHEPHERD G. PRYOR IV	Director	December 21, 2005
Shepherd G. Pryor IV

/s/ RICHARD W. TINBERG	Director	December 21, 2005
Richard W. Tinberg

/s/ MARK L. YEAGER	Director	December 21, 2005
Mark L. Yeager