Form 10-Q/A
period 2005-03-31
TAYLOR CAPITAL GROUP INC
filed 2005-12-30
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

TAYLOR CAPITAL GROUP, INC.

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Taylor Capital Group, Inc. to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on May 6, 2005 (“Initial Form 10-Q”). This Amendment No. 1 is being filed to correct errors in the Initial Form 10-Q related to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs relating to our junior subordinated debentures. Amendment No. 1 restates the Consolidated Financial Statements and the other financial information for the quarters ended March 31, 2005 and 2004, previously reported in the Initial Form 10-Q and supercedes our previously issued Consolidated Financial Statements and other financial information for the first quarters of 2005 and 2004.

In 2005 and prior years, we applied a method of fair value hedge accounting under SFAS 133 to account for the interest rate swap agreements (CD swaps) relating to certain of our brokered certificates of deposit (brokered CDs) that allowed us to assume no ineffectiveness in these transactions (the so-called “short-cut” method). We recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in November 2005 demonstrated that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered CDs, and results in the recording and subsequent amortization of the CD broker placement fee, which was incorporated into the CD swap, as an adjustment to the par amount of the brokered CDs. In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The net cumulative effect of this non-cash restatement at March 31, 2005 was a decrease to retained earnings of $591,000. For additional information regarding our restatement, see Note 2 to our Consolidated Financial Statements contained herein.

Amendment No. 1 includes restated financial information and related disclosures in Part I Items 1 through 4 including disclosures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures”, as a result of the restatement described above and management’s restated assessment of our disclosure controls and procedures as of March 31, 2005. The restatement does not change any of the disclosures previously reported in Part II Items 1 through 5 of the Initial Form 10-Q, however for the convenience of readers, those parts are included in this Amendment No. 1.

Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and have not updated any forward-looking statements previously included in the Initial Form 10-Q filed with the SEC on May 6, 2005.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	(Restated) March 31, 2005	(Restated) December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$73,198	$55,101
Federal funds sold	16,000	15,000
Short-term investments	4,811	9,149

Total cash and cash equivalents	94,009	79,250
Investment securities:
Available-for-sale, at fair value	529,763	533,344
Held-to-maturity, at amortized cost (fair value of $275 at March 31, 2005 and December 31, 2004)	275	275
Loans, net of allowance for loan losses of $39,262 and $37,484 at March 31, 2005 and December 31, 2004, respectively	2,216,605	2,174,122
Premises, leasehold improvements and equipment, net	12,024	14,787
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,620	12,516
Other real estate and repossessed assets, net	57	58
Goodwill	23,354	23,354
Other assets	57,167	51,342

Total assets	$2,945,874	$2,889,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$461,060	$519,158
Interest-bearing	1,890,250	1,765,539

Total deposits	2,351,310	2,284,697
Short-term borrowings	214,866	229,547
Accrued interest, taxes and other liabilities	48,168	46,093
Notes payable and FHLB advances	85,500	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	2,787,482	2,733,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 10,001,645 and 9,976,556 shares issued at March 31, 2005 and December 31, 2004, respectively; 9,678,638 and 9,653,549 shares outstanding at March 31, 2005 and December 31, 2004, respectively	100	100
Surplus	148,429	147,682
Unearned compensation - stock grants	(1,782)	(1,383)
Retained earnings	24,656	16,698
Accumulated other comprehensive loss	(5,954)	(467)
Treasury stock, at cost, 323,007 shares at March 31, 2005 and December 31, 2004	(7,057)	(7,057)

Total stockholders’ equity	158,392	155,573

Total liabilities and stockholders’ equity	$2,945,874	$2,889,048

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	(Restated) 2005	(Restated) 2004
Interest income:
Interest and fees on loans	$33,927	$26,999
Interest and dividends on investment securities:
Taxable	4,995	4,980
Tax-exempt	481	513
Interest on cash equivalents	109	18

Total interest income	39,512	32,510

Interest expense:
Deposits	9,983	7,055
Short-term borrowings	975	499
Notes payable and FHLB advances	1,002	1,094
Junior subordinated debentures	1,705	546

Total interest expense	13,665	9,194

Net interest income	25,847	23,316
Provision for loan losses	1,834	2,750

Net interest income after provision for loan losses	24,013	20,566

Noninterest income:
Deposit service charges	2,407	2,783
Trust and wealth management services	1,184	1,240
Gain on sale of land trusts	2,000	—
Gain on sale of branch	1,572	—
Gain on sale of investment securities, net	127	—
Net cash settlements on CD swaps	223	207
Change in fair value of CD swaps	(1,576)	958
Other noninterest income	965	652

Total noninterest income	6,902	5,840

Noninterest expense:
Salaries and employee benefits	10,000	10,731
Occupancy of premises	1,725	1,807
Furniture and equipment	884	1,135
Computer processing	433	434
Corporate insurance	370	622
Legal fees, net	172	329
Advertising and public relations	109	422
Other noninterest expense	3,047	3,303

Total noninterest expense	16,740	18,783

Income before income taxes	14,175	7,623
Income taxes	5,636	2,649

Net income	$8,539	$4,974

Preferred dividend requirements	—	(861)

Net income applicable to common stockholders	$8,539	$4,113

Basic earnings per common share	$0.88	$0.43
Diluted earnings per common share	0.87	0.43

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2004, as previously stated	$—	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261
Cumulative effect of restatement	—	—	—	—	312	—	—	312

Balance at December 31, 2004, as restated	—	100	147,682	(1,383)	16,698	(467)	(7,057)	155,573
Issuance of stock grants	—	—	571	(571)	—	—	—	—
Amortization of stock grants	—	—	—	172	—	—	—	172
Exercise of stock options	—	—	142	—	—	—	—	142
Tax benefit on stock options exercised and stock awards	—	—	34	—	—	—	—	34
Comprehensive income:
Net income (Restated)	—	—	—	—	8,539	—	—	8,539
Change in unrealized loss on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,946)	—	(4,946)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(498)	—	(498)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income (Restated)								3,052

Common stock dividends— $0.06 per share	—	—	—	—	(581)	—	—	(581)

Balance at March 31, 2005 (Restated)	$—	$100	$148,429	$(1,782)	$24,656	$(5,954)	$(7,057)	$158,392

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	100	(100)	—	—	—	—
Amortization of stock grants	—	—	—	125	—	—	—	125
Exercise of stock options	—	—	118	—	—	—	—	118
Tax benefit on stock options exercised and stock awards	—	—	29	—	—	—	—	29
Comprehensive income:
Net income (Restated)	—	—	—	—	4,974	—	—	4,974
Change in unrealized gain on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,243	—	2,243
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income (Restated)								7,174

Dividends:
Preferred — $0.5625 per share	—	—	—	—	(861)	—	—	(861)
Common — $0.06 per share	—	—	—	—	(570)	—	—	(570)

Balance at March 31, 2004 (Restated)	$38,250	$98	$144,165	$(1,113)	$1,437	$6,720	$(7,057)	$182,500

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	(Restated) 2005	(Restated) 2004
Cash flows from operating activities:
Net income	$8,539	$4,974
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	508	703
Gain on sale of available-for-sale securities, net	(127)	—
Deferred loan fee amortization	(1,099)	(657)
Provision for loan losses	1,834	2,750
Depreciation and amortization	779	956
Deferred income taxes	(2,450)	1,335
(Gain) loss on sales of other real estate	—	3
Provision for other real estate	—	66
Gain on sale of land trusts	(2,000)	—
Gain on sale of branch	(1,572)	—
Other, net	(320)	(318)
Changes in other assets and liabilities:
Accrued interest receivable	(1,251)	(1,401)
Other assets	1,135	(1,074)
Accrued interest, taxes and other liabilities	865	(1,613)

Net cash provided by operating activities	4,841	5,724

Cash flows from investing activities:
Purchases of available-for-sale securities	(20,182)	(103,144)
Proceeds from principal payments and maturities of available-for-sale securities	13,112	17,034
Proceeds from sale of available-for-sale securities	2,725	—
Net increase in loans	(48,535)	(58,483)
Additions to premises, leasehold improvements and equipment	(33)	(273)
Net cash paid on sale of branch	(10,853)	—
Proceeds from sale of land trusts	2,050	—
Proceeds from sales of other real estate	1	50

Net cash used in investing activities	(61,715)	(144,816)

Cash flows from financing activities:
Net increase in deposits	86,751	68,986
Net increase (decrease) in short-term borrowings	(14,681)	54,289
Repayments of notes payable and FHLB advances	—	(15,000)
Proceeds from exercise of employee stock options	142	118
Dividends paid	(579)	(1,430)

Net cash provided by financing activities	71,633	106,963

Net increase (decrease) in cash and cash equivalents	14,759	(32,129)
Cash and cash equivalents, beginning of period	79,250	88,504

Cash and cash equivalents, end of period	$94,009	$56,375

Consolidated Statements of Cash Flows continued on next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(in thousands)

	For the Three Months Ended March 31,
	(Restated) 2005	(Restated) 2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,557	$9,286
Income taxes	476	(46)

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(4,946)	$2,243
Tax benefit on stock options exercised and stock awards	34	29
Loans acquired through foreclosure	—	1,551

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The balance sheet at December 31, 2004 reflects restated balances as a result of the restatement described in Note 2. The income statement data for the three month period ended March 31, 2005 are not necessarily indicative of the results that the Company may achieve for the full year.

2. Restated Results of Operations and Financial Condition:

The Company is restating its previously reported financial information for the first quarters of 2005 and 2004 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to its junior subordinated debentures. In addition, the following Notes to the Consolidated Financial Statements have been restated: 5, 9, 10 and 11. These restated consolidated financial statements supercede the Company’s previously issued consolidated financial statements reported in the Company Initial Form 10-Q filed with the SEC on May 6, 2005.

In 2005 and prior years, the Company entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit (brokered CDs). From the inception of the hedging program, the Company applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed the Company to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Company has recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method).

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at March 31, 2005 is $2.3 million (representing a $4.0 million elimination of the fair value adjustment to the brokered CDs less a $1.7 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $1.4 million reduction to retained earnings.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, the Company also determined that the issuance costs relating to its junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through March 31, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to retained earnings of $805,000 ($1.3 million pre-tax).

The combined impact of the errors in derivative accounting and debt issuance cost decreased retained earnings at March 31, 2005 by $591,000. The reduction to previously reported net income and retained earnings in any of the restated quarterly periods did not cause any violation of the Company’s debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables reflect the previously reported amounts, the adjustments made to eliminate hedge accounting for the CD swaps and the change in the amortization of the issuance costs related to the junior subordinated debentures, and the restated results by financial statement line item for the consolidated statement of income for the quarters ended March 31, 2005 and 2004 and the consolidated balance sheet at March 31, 2005 and statement of stockholders’ equity as of March 31, 2005 and 2004. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

	For the Quarter Ended March 31, 2005				For the Quarter Ended March 31, 2004
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
	(in thousands, expect per share data)
Interest income	$39,512	$—		$39,512	$32,510	$—		$32,510
Interest expense:
Deposits	9,696	287	(1)	9,983	6,527	528	(1)	7,055
Short-term borrowings	975	—		975	499	—		499
Notes payable and FHLB advances	1,002	—		1,002	1,094	—		1,094
Junior subordinated debentures	1,856	(151	)(2)	1,705	1,288	(742	)(2)	546

Total interest expense	13,529	136		13,665	9,408	(214)		9,194

Net interest income	25,983	(136)		25,847	23,102	214		23,316
Provision for loan losses	1,834	—		1,834	2,750	—		2,750

Net interest income after provision for loan losses	24,149	(136)		24,013	20,352	214		20,566

Noninterest income:
Service charges	2,407	—		2,407	2,783	—		2,783
Trust and investment management fees	1,184	—		1,184	1,240	—		1,240
Gain on sale of land trusts	2,000	—		2,000	—	—		—
Gain on sale of branch	1,572	—		1,572	—	—		—
Gain on sale of investment securities, net	127	—		127	—	—		—
Net cash settlements on CD swaps	—	223	(1)	223	—	207	(1)	207
Change in fair value of CD swaps	—	(1,576	)(3)	(1,576)	—	958	(3)	958
Other noninterest income	965	—		965	652	—		652

Total noninterest income	8,255	(1,353)		6,902	4,675	1,165		5,840

Noninterest expense	16,740	—		16,740	18,783	—		18,783

Income before income taxes	15,664	(1,489)		14,175	6,244	1,379		7,623
Income taxes	6,222	(586	)(4)	5,636	2,108	541	(4)	2,649

Net income	$9,442	$(903)		$8,539	4,136	$838		4,974

Basic earnings per common share	$0.98	$(0.10)		$0.88	$0.35	$0.08		$0.43
Diluted earnings per common share	$0.96	$(0.09)		$0.87	$0.34	$0.09		$0.43

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of March 31, 2005
	As Originally Reported	Adjustments		As Restated
	(in thousands)
ASSETS
Cash and cash equivalents	$94,009	$—		$94,009
Investment securities	530,038	—		530,038
Loans, net of allowance for loan losses	2,216,605	—		2,216,605
Premises, leasehold improvements and equipment, net	12,024	—		12,024
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	12,620	—		12,620
Other real estate and repossessed assets, net	57	—		57
Goodwill	23,354	—		23,354
Other assets	55,458	1,709	(5)	57,167

Total assets	$2,944,165	$1,709		$2,945,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$461,060	$—		$461,060
Interest-bearing	1,887,950	2,300	(6)	1,890,250

Total deposits	2,349,010	2,300		2,351,310
Short-term borrowings	214,866	—		214,866
Accrued interest, taxes and other liabilities	48,168	—		48,168
Notes payable and FHLB advances	85,500	—		85,500
Junior subordinated debentures	87,638	—		87,638

Total liabilities	2,785,182	2,300		2,787,482

Stockholders’ equity:
Common stock	100	—		100
Surplus	148,429	—		148,429
Unearned compensation - stock grants	(1,782)	—		(1,782)
Retained earnings	25,247	(591	)(7)	24,656
Accumulated other comprehensive loss	(5,954)	—		(5,954)
Treasury stock	(7,057)	—		(7,057)

Total stockholders’ equity	158,983	(591)		158,392

Total liabilities and stockholders’ equity	$2,944,165	$1,709		$2,945,874

	For the Quarter Ended March 31, 2005			For the Quarter Ended March 31, 2004
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(in thousands)
Total stockholders’ equity, January 1	$155,261	$312	$155,573	$176,485	$—	$176,485
Net income	9,442	(903)	8,539	4,136	838	4,974
Total comprehensive income, net of tax	3,955	(903)	3,052	6,336	838	7,174
Total stockholders’ equity, March 31	158,983	(591)	158,392	181,662	838	182,500

(1)	The net cash settlements under the CD swaps that were originally reported in deposit interest expense, with the interest expense of the hedged item (the brokered CDs), have been reclassified to noninterest income from net interest income. In addition, deposit interest expense has been restated to include the amortization of the CD broker placement fee.
(2)	The amortization of the issuance costs for the junior subordinated debentures has been reduced to reflect the period to maturity rather than the period to the call date.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)	The change in the fair value of the CD swaps during the period that was originally off-set by the change in the fair value of the associated brokered CDs is reported in noninterest income.
(4)	Income tax expense (benefit) for the adjustments reflect the Company’s statutory rate of approximately 39%.
(5)	The adjustments result in changes in deferred tax assets and deferred debt issuance costs, both of which are reported in other assets.
(6)	The fair value adjustments to the brokered CDs have been eliminated and the unamortized CD broker placement fees have been recorded.
(7)	The adjustment to stockholders’ equity reflects the cumulative impact of the adjustments, net of income taxes at approximately 39%, at the balance sheet date.

3. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,212	$10	$(3,262)	$190,960
Collateralized mortgage obligations	112,880	154	(2,817)	110,217
Mortgage-backed securities	188,295	317	(4,838)	183,774
State and municipal obligations	43,214	1,621	(23)	44,812

Total available-for-sale	538,601	2,102	(10,940)	529,763

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$538,876	$2,102	$(10,940)	$530,038

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

4. Loans:

Loans classified by type at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
Commercial and industrial	$656,259	$656,099
Commercial real estate secured	730,473	732,251
Real estate-construction	594,694	531,868
Residential real estate mortgages	62,708	64,569
Home equity loans and lines of credit	193,207	207,164
Consumer	16,977	18,386
Other loans	1,716	1,460

Gross loans	2,256,034	2,211,797
Less: Unearned discount	(167)	(191)

Total loans	2,255,867	2,211,606
Less: Allowance for loan losses	(39,262)	(37,484)

Loans, net	$2,216,605	$2,174,122

Nonaccrual and impaired loans at March 31, 2005 were $11.1 million and $19.8 million, respectively, as compared to $12.3 million and $18.3 million at December 31, 2004, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

5. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2005 and December 31, 2004 were as follows:

	(Restated) March 31, 2005	(Restated) Dec. 31, 2004
	(in thousands)
NOW accounts	$116,359	$124,015
Savings accounts	80,524	85,371
Money market deposits	483,552	421,529
Time deposits:
Certificates of deposit	514,756	525,173
Out-of-local-market certificates of deposit	139,992	124,005
Brokered certificates of deposit	481,017	415,811
Public time deposits	74,050	69,635

Total time deposits	1,209,815	1,134,624

Total	$1,890,250	$1,765,539

At March 31, 2005 and December 31, 2004, time deposits in amounts $100,000 or more totaled $331.1 million and $331.3 million, respectively.

6. Short-Term Borrowings:

Short-term borrowings at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	Dec. 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$193,843	$185,737
Federal funds purchased	20,921	43,685
U.S. Treasury tax and loan note option	102	125

Total	$214,866	$229,547

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

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	(Restated) 2005	(Restated) 2004
Net income	$8,539	$4,974
Less preferred dividend requirements	—	(861)

Net income available to common stockholders	$8,539	$4,113

Weighted average common shares outstanding	9,663,676	9,490,917
Dilutive effect of stock options	169,299	132,188

Diluted weighted average common shares outstanding	9,832,975	9,623,105

Basic earnings per common share	$0.88	$0.43
Diluted earnings per common share	0.87	0.43

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended March 31,
(in thousand, except per share amounts)	(Restated) 2005	(Restated) 2004
Net income as reported	$8,539	$4,974
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	104	75
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(270)	(238)

Pro forma net income	$8,373	$4,811
Less preferred dividend requirements	—	(861)

Pro forma net income available to common stockholders	$8,373	$3,950

Basic earnings per common share
As reported	$0.88	$0.43
Pro forma	0.87	0.42
Diluted earnings per common share
As reported	$0.87	$0.43
Pro forma	0.85	0.41

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to assist in interest rate risk management. At both March 31, 2005 and December 31, 2004, the only derivative financial instruments outstanding were interest rate exchange agreements. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first three months of 2005.

	CD Swaps	Cash Flow Hedge	Total
	(in thousands)
Balance at December 31, 2004	$130,000	$50,000	$180,000
Additions	50,000	—	50,000
Terminations/calls	—	—	—
Maturities	—	—	—

Balance at March 31, 2005	$180,000	$50,000	$230,000

Fair value at March 31, 2005	$(4,019)	$(1,286)	$(5,305)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Below is summary information regarding the derivative financial instruments outstanding at March 31, 2005.

	Notional Amount (in thousands)	Weighted Averages
		Receive Rate	Pay Rate	Life in Years
CD Swaps	$180,000	3.46%	2.83%	4.9
Cash Flow Hedge	50,000	6.04%	5.75%	2.4

Total	$230,000	4.02%	3.47%	4.4

During the first three months of 2005, we entered into additional interest rate exchange agreements with a notional amount of $50.0 million related to newly issued brokered certificates of deposit of $50.0 million.

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

Restatements of Results of Operations and Financial Condition

We are restating our previously reported financial information for the quarters ended March 31, 2005 and 2004 to correct errors in those consolidated financial statements relating to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to our junior subordinated debentures.

In 2005 and prior years, we entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of our brokered certificates of deposit (brokered CDs). We believe using interest rate swaps to convert the interest expense on brokered CDs from fixed to variable is prudent from a risk management standpoint. The brokered CDs are typically structured with terms of 5 to 7 years with a call option on our part, but no surrender option for the CD holder, other than death. The extended term of the brokered CDs minimize liquidity risk while our option to call the CDs after 1 year provides us with funding flexibility. This variable rate funding matches well with our large floating rate loan portfolio. We consider these CD swaps to be valuable economic transactions that benefit our Company.

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

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at March 31, 2005 is $2.3 million (representing a $4.0 million elimination of the fair value adjustment to the brokered CDs less a $1.7 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $1.4 reduction to retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment.

On November 18, 2005, we re-designated our interest rate swaps relating to our brokered CDs utilizing the “long-haul” method and completed new contemporaneous hedging documentation. Accordingly, we believe these CD swaps should qualify for fair value hedge accounting in future periods under SFAS 133.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through March 31, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to retained earnings of $805,000 ($1.3 million pre-tax).

The combined impact of the errors in derivative accounting and debt issuance cost decreased retained earnings at March 31, 2005 by $591,000. The reduction to previously reported net income and retained earnings in any of the restated quarterly periods did not cause any violation of our debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Further information regarding the impact of these restatements to our results of operations, financial condition, and stockholders equity and comprehensive income can be found in Note 2 to the consolidated financial statements. The following discussion and tables include the adjustments made to correct for the incorrect application of fair value hedge accounting under SFAS 133 and the amortization period for the debt issuance costs.

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

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Goodwill Impairment

We have goodwill of $23.4 million that we recognized in connection with our 1997 acquisition of Cole Taylor Bank. We test this goodwill annually for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Most recently, we tested goodwill for impairment as of July 1, 2004 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of Cole Taylor Bank to our carrying value for Cole Taylor Bank. Because there is not a readily observable market value for Cole Taylor Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable obligations of the holding company.

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

RESULTS OF OPERATIONS

Overview

We recorded net income applicable to common stockholders for the quarter ended March 31, 2005 of $8.5 million, or $0.87 per diluted common share, compared to $4.1 million, or $0.43 per diluted common share, for the first quarter of 2004. Net income applicable to common stockholders increased as a result of both increased net interest income and noninterest income and decreased noninterest expense. Net income applicable to common stockholders for the first

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of 2005 included pre-tax gains of $3.6 million from the sale of certain non-strategic assets. Additionally, the first quarter 2005 was not burdened with the $861,000 in dividends paid on our Series A preferred stock in the first quarter of 2004, which we redeemed in July 2004.

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

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Net interest income was $25.8 million during the first quarter of 2005, a $2.5 million, or 10.9%, increase over the $23.3 million of net interest income during the same quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2005 was $26.1 million as compared to $23.6 million during the same quarter in 2004. Net interest income during the first quarter of 2005 has benefited from both an increase in interest-earning assets and a higher net interest margin.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.83% during the first quarter of 2005 compared to 3.76% during the same quarter a year ago. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004 as well as higher noninterest-bearing funding. Our net interest spread decreased 5 basis points. The yield on our interest-earning assets increased 60 basis points to 5.83% during the first quarter of 2005 from 5.23% during the same quarter in 2004. The cost of our interest-bearing liabilities increased 65 basis points to 2.49% during the first quarter of 2005 from 1.84% during the same quarter in 2004.

The rise in market interest rates, which triggered the 175 basis point increase in our prime lending rate, produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on our loans was 6.27% during the first quarter of 2005, or 75 basis points higher than the loan yield of 5.52% during the first quarter a year ago. The cost of interest-bearing deposits increased 49 basis points to 2.23% during the first quarter of 2005 from 1.74% during the first quarter in 2004. In addition, the issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $548,000, or 5 basis points, for the first quarter of 2005, as compared to the same quarter a year ago.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The $224.8 million increase in average loans between the first quarters of 2004 and 2005 was funded primarily with the $222.9 million increase in deposits. Total interest-bearing deposits increased $183.9 million and noninterest-bearing deposits increased $39.1 million. The majority of the increase in interest-bearing deposits between the first quarters of 2004 and 2005 occurred in brokered and out-of-local-market deposits. Between the two quarterly periods, average brokered certificates of deposits increased $116.9 million, or 37.0%, to $433.0 million for the first quarter of 2005 and average out-of-local-market certificates of deposit increased $46.3 million, or 54.0%, to $132.0 million for the first quarter of 2005. Average noninterest-bearing demand deposits increased $39.1 million, or 9.6%, to $447.9 million for the first quarter of 2005.

Average stockholders’ equity declined $21.4 million, to $157.9 million for the first quarter 2005 as compared to the first quarter of 2004, primarily as a result of the redemption of our Series A preferred stock in July 2004. The reduction in average stockholders’ equity caused by the redemption of $38.25 million in preferred stock was partially offset by net income after dividends.

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

	For the Three Months Ended March 31,
	(Restated) 2005	(Restated) 2004
	(in thousands)
Net interest income as stated	$25,847	$23,316
Tax equivalent adjustment-investments	259	279
Tax equivalent adjustment-loans	39	44

Tax equivalent net interest income	$26,145	$23,639

Yield on earning assets without tax adjustment	5.79%	5.18%
Yield on earning assets - tax equivalent	5.83%	5.23%
Net interest margin without tax adjustment	3.79%	3.71%
Net interest margin - tax equivalent	3.83%	3.76%
Net interest spread - without tax adjustment	3.30%	3.34%
Net interest spread - tax equivalent	3.34%	3.39%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming an effective tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Three Months Ended March 31,
	2005 (Restated)			2004 (Restated)
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$506,068	$4,995	3.95%	$497,299	$4,980	4.01%
Tax-exempt (tax equivalent) (2)	41,790	740	7.08	44,530	792	7.11

Total investment securities	547,858	5,735	4.19	541,829	5,772	4.26

Cash Equivalents	18,516	109	2.35	7,262	18	0.97

Loans (2) (3):
Commercial and commercial real estate	1,911,926	29,656	6.20	1,614,028	21,906	5.37
Residential real estate mortgages	64,147	854	5.32	82,064	1,124	5.48
Home equity and consumer	219,688	2,991	5.52	274,845	3,376	4.94
Fees on loans		465			637

Net loans (tax equivalent) (2)	2,195,761	33,966	6.27	1,970,937	27,043	5.52

Total interest-earning assets (2)	2,762,135	39,810	5.83	2,520,028	32,833	5.23

Allowance for loan losses	(38,561)			(34,761)
NON-EARNING ASSETS:
Cash and due from banks	65,162			56,243
Accrued interest and other assets	85,779			94,232

TOTAL ASSETS	$2,874,515			$2,635,742

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$573,276	1,790	1.27	$561,147	962	0.69
Savings deposits	82,540	60	0.29	91,161	71	0.31
Time deposits	1,156,777	8,133	2.85	976,435	6,022	2.48

Total interest-bearing deposits	1,812,593	9,983	2.23	1,628,743	7,055	1.74

Short-term borrowings	234,702	975	1.66	231,034	499	0.87
Notes payable and FHLB advances	85,500	1,002	4.69	100,115	1,094	4.32
Junior subordinated debentures	87,638	1,705	7.78	46,400	546	4.71

Total interest-bearing liabilities	2,220,433	13,665	2.49	2,006,292	9,194	1.84

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	447,904			408,822
Accrued interest, taxes, and other liabilities	48,295			41,323

Total noninterest-bearing liabilities	496,199			450,145

STOCKHOLDERS’ EQUITY	157,883			179,305

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,874,515			$2,635,742

Net interest income (tax equivalent) (2)		$26,145			$23,639

Net interest spread (tax equivalent) (2) (4)			3.34%			3.39%

Net interest margin (tax equivalent) (2) (5)			3.83%			3.76%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an effective income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For Three Months Ended March 31,
	(Restated) 2005	(Restated) 2004
	(in thousands)
Deposit service charges	$2,407	$2,783
Trust services	848	975
Wealth management services	336	265
Gain on sale of land trusts	2,000	—
Gain on sale of branch	1,572	—
Gain on sale of investment securities, net	127	—
Net cash settlements on CD swaps	223	207
Change in fair value of CD swaps	(1,576)	958
Loan syndication fees	700	—
Other noninterest income	265	652

Total noninterest income	$6,902	$5,840

Noninterest income increased by $1.1 million to $6.9 million for the first quarter of 2005, as compared to $5.8 million for the same quarter in 2004. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch. In addition, the first quarter of 2005 included $700,000 of loan syndication fees. The loss on the fair value of the CD swaps was $1.6 million during the first quarter of 2005 compared to a gain of $958,000 during the same quarter a year ago. Also, deposit service charges, trust fees, and other noninterest income were lower in the first quarter of 2005 as compared to the same quarter a year ago.

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

Trust service fees were $848,000 during the first quarter of 2005 compared to $975,000 during the same quarter a year ago, a decrease of $127,000, or 13.0%. Trust services during both periods include corporate, land, and exchange trust services. The decrease between the two

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

quarterly periods was largely due to lower corporate trust fees. On March 31, 2005, we sold our land trust operations and recorded a gain of $2.0 million. We elected to capitalize on the current value of our land trust operations by selling it to an existing land trustee who can apply greater economies of scale. Our decision is consistent with our focus on our products and services that best meet the needs of our business customers. We expect that our total trust revenues will be lower beginning with the second quarter of 2005 because of this sale. In prior years, land trust operations had provided fee income of approximately $1.1 million annually. Direct operating expenses relating to our land trust operations totaled approximately $500,000 annually.

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

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered certificates of deposits to a variable rate. Under these swaps, we receive a fixed rate and pay a variable rate based upon LIBOR. The net cash settlements from these CD swaps were $223,000 during the first quarter of 2005 compared to $207,000 during the same quarter in 2004.

The change in the fair value of the CD swaps can vary greatly from quarter to quarter based upon market interest rates, the total notional amount and the terms of swap transactions that we have entered into. For the first quarter of 2005, we had a loss in fair value from these CD swaps of $1.6 million compared to a gain in fair value of $958,000 during the first quarter of 2004. For additional information concerning the accounting treatment for these CD swaps, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Notes 2 and 11 to our consolidated financial statements in this Amendment No. 1 to Form 10-Q.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Beginning 2006, salaries and employee benefits expense will be impacted by the implementation of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. Beginning in 2006, we will be required to record compensation expense in the future for all existing stock options that have not vested as of date of adoption and for all future grants of employee stock options. While we have not yet completed our evaluation of the impact of the adoption of SFAS 123R on our consolidated financial statements, including the impact of the transitional provisions of SFAS 123R, we expect to record increased salary and employee benefit expense as a result of its implementation. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details concerning our implementation of SFAS 123R.

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

Income Taxes

We recorded income tax expense of $5.6 million during the first quarter of 2005, resulting in an effective income tax rate of 39.8%. In comparison, we recorded income tax expense of $2.6 million during the first quarter of 2004 resulting in an effective income tax rate of 34.8%. The higher pre-tax income coupled with a higher effective income tax rate produced the increase in income tax expense between the two quarterly periods. Income tax expense in 2005 includes the accrual of interest for unresolved tax positions. Without the accrual of the interest in 2005, the effective tax rate would have been 38% in 2005. The lower effective tax rate in 2004 is also a result of the increased impact of tax-exempt items because of the lower pretax income and the recognition of $46,000 in capital loss carry-back claims.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Our total assets increased to $2.95 billion at March 31, 2005 compared to $2.89 billion at year-end 2004, an increase of $56.8 million, or 2.0%. Asset growth was driven primarily from a $42.5 million increase in total loans. Total deposits increased by $66.6 million to $2.35 billion at March 31, 2005 compared to $2.28 billion at December 31, 2004. Total stockholders’ equity at March 31, 2005 was $158.4 million compared to $155.6 million at December 31, 2004.

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

Period-end total loans increased $44.3 million, or 2.0%, to $2.26 billion at March 31, 2005 compared to $2.21 billion at December 31, 2004. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate – construction loans, increased $61.2 million, or 3.2%, during the first quarter of 2005. The increase was attributable to growth in real estate – construction loans. Our real estate construction portfolio increased $62.8 million to $594.7 million at March 31, 2005 as compared to $531.9 million at December 31, 2004. The majority of the increase in real estate - construction lending related to residential developments.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Deposits

During the first quarter of 2005, total deposits increased on a net basis by $66.6 million, or 2.9%, to $2.35 billion at March 31, 2005, as compared to $2.28 billion at December 31, 2004. In January 2005, we sold our Broadview branch, which included $19.7 million of deposit balances. Of the deposits sold, $13.1 million were time deposits, $4.1 million were NOW, savings and money market accounts and $2.5 million were noninterest-bearing demand deposits. The majority of the gross increase in deposits of $86.3 million was obtained through issuance of brokered and out-of-local-market certificates of deposit. From December 31, 2004 to March 31, 2005, brokered certificates of deposit increased $65.2 million and out-of-local-market certificates of deposits increased $16.0 million. An increase in interest-bearing demand deposits of $53.6 million was largely offset by a decrease in noninterest-bearing demand deposits of $55.6 million. Historically, we experience a decline in our noninterest-bearing demand deposits in the first calendar quarter of each year, as our customers reduce their cash balances. However, the decline in the first quarter of 2005 was somewhat larger than what we have experienced in the past. Money market account balances increased during the first quarter of 2005.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	(Restated) For the Three Months Ended March 31, 2005			(Restated) For the Three Months Ended March 31, 2004
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$447,904	19.8%	—%	$408,822	20.1%	—%
Interest-bearing demand deposits	573,276	25.4	1.27	561,147	27.5	0.69
Savings deposits	82,540	3.7	0.29	91,161	4.5	0.31
Time deposits:
Certificates of deposit	521,129	23.1	2.70	511,590	25.1	2.31
Out-of-local-market certificates of deposit	132,026	5.8	2.88	85,734	4.2	2.74
Brokered certificates of deposit	432,992	19.1	3.09	316,105	15.5	2.92
Public Funds	70,630	3.1	2.45	63,006	3.1	1.35

Total time deposits	1,156,777	51.1	2.85	976,435	47.9	2.48

Total deposits	$2,260,497	100.0%		$2,037,565	100.0%

Quarterly average deposits increased $222.9 million, or 10.9%, to $2.26 billion for the first quarter in 2005, as compared to the first quarter in 2004. Approximately 73.2% of the increase in deposits was obtained through issuance of brokered and out-of-local-market certificates of deposit. Another 17.5% was obtained through increased noninterest-bearing demand deposit accounts. Quarterly average brokered certificates of deposit increased $116.9 million or 37.0%, to $433.0 million for the first quarter of 2005 from the first quarter of 2004. Average out-of-local-market certificates of deposits increased $46.3 million or 54.0%, to $132.0 million for the first quarter 2005 compared to the same quarter in 2004. Average noninterest-bearing demand deposits increased $39.1 million or 9.6%, to $447.9 million during the first quarter of 2005, compared to $408.8 million during the year ago quarter.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

At both March 31, 2005 and December 31, 2004, both the holding company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of March 31, 2005 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$262,980	10.37%	>$	202,890	>8.00%	>$	253,612	>10.00%
Cole Taylor Bank	271,618	10.73		>202,434	>8.00		>253,042	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	190,967	7.53		>101,445	>4.00		>152,167	>6.00
Cole Taylor Bank	239,905	9.48		>101,217	>4.00		>151,825	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	190,967	6.70		>114,046	>4.00		>142,558	>5.00
Cole Taylor Bank	239,905	8.44		>113,721	>4.00		>142,151	>5.00

As of December 31, 2004 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	>$	199,125	>8.00%	>$	248,906	>10.00%
Cole Taylor Bank	262,350	10.55		>198,954	>8.00		>248,692	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29		>99,563	>4.00		>149,344	>6.00
Cole Taylor Bank	231,185	9.30		>99,477	>4.00		>149,215	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49		>111,757	>4.00		>139,696	>5.00
Cole Taylor Bank	231,185	8.29		>111,611	>4.00		>139,514	>5.00

During the first quarter of 2005, the Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. First quarter Bank net income of $12.5 million less dividends paid to the holding company of $2.0 million created the increase in regulatory capital at the Bank. The Bank is subject to dividend restrictions established by regulatory authorities and in the covenants of the holding company’s senior notes payable agreement. The dividends, as of March 31, 2005, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $55.7 million. The note payable covenant is measured on an annual basis whereby the dividends should not exceed 60% of the total year’s net income at the Bank.

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

Derivative Financial Instruments

At March 31, 2005, we had $180.0 million of notional amount interest rate exchange contracts related to certain brokered certificates of deposit. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based upon 3-month LIBOR. During the first three months of 2005, we entered into additional interest rate exchange agreements with a notional amount totaling of $50.0 million related to newly issued brokered certificates of deposit of $50.0 million. Because these CD swaps did not qualify for fair value hedge accounting under SFAS 133 during the periods, we reported the net cash settlements and the changes in fair value on the CD swaps as separate components of noninterest income.

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

	(Restated) 2005 Quarter Ended		(Restated) 2004 Quarter Ended			2003 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share amounts)
Interest income	$39,512	$37,002	$34,972	$32,869	$32,510	$32,648	$33,576	$34,873
Interest expense	13,665	12,341	11,262	10,033	9,194	9,123	9,856	10,567

Net interest income	25,847	24,661	23,710	22,836	23,316	23,525	23,720	24,306
Provision for loan losses	1,834	1,833	2,750	2,750	2,750	2,700	2,700	1,533
Noninterest income	8,128	5,923	4,280	4,304	4,675	4,939	5,590	4,977
Net cash settlements on CD swaps	223	517	707	735	207	—	—	—
Change in fair value of CD swaps	(1,576)	(279)	1,940	(2,592)	958	—	—	—
Gain (loss) on sale of investment securities, net	127	(201)	345	—	—	—	—	—
Noninterest expense	16,740	18,164	16,310	18,416	18,783	22,545	19,005	19,223

Income before income taxes	14,175	10,624	11,922	4,117	7,623	3,219	7,605	8,527
Income taxes	5,636	3,462	3,864	1,338	2,649	728	2,013	2,988

Net income	$8,539	$7,162	$8,058	$2,779	$4,974	$2,491	$5,592	$5,539

Earnings per share:
Basic	$0.88	$0.75	$0.84	$0.19	$0.43	$0.17	$0.50	$0.50
Diluted	0.87	0.73	0.84	0.18	0.43	0.17	0.50	0.49

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in internal control over financial reporting relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed

TAYLOR CAPITAL GROUP, INC.

effectively such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which results in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs. As a result of the material weakness, we have restated our financial statements for the year ended December 31, 2004 and each of the quarters in 2004 and are restating our financial statements for the quarters ended June 30, 2005 and March 31, 2005. In light of these errors and the resulting restatements, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that this deficiency constituted a material weakness in our internal control over financial reporting. The reader is therefore cautioned not to rely on management’s conclusion set forth in Item 4 “Controls and Procedures,” included in our Initial Form 10-Q for the quarter ended March 31, 2005, that was filed with the SEC on May 6, 2005, that as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits

10.42	Tenth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).

10.43	Eleventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: December 30, 2005

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)