Form 10-Q/A
period 2005-06-30
TAYLOR CAPITAL GROUP INC
filed 2005-12-30
CIK 1025536

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

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed by Taylor Capital Group, Inc. to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on August 3, 2005 (“Initial Form 10-Q”). This Amendment No. 1 is being filed to correct errors in the Initial Form 10-Q related to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs relating to our junior subordinated debentures. Amendment No. 1 restates the Consolidated Financial Statements and the other financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, previously reported in the Initial Form 10-Q and supercedes our previously issued Consolidated Financial Statements and other financial information for the three and six months ended June 30, 2005 and 2004.

In 2005 and prior years, we applied a method of fair value hedge accounting under SFAS 133 to account for the interest rate swap agreements (CD swaps) relating to certain of our brokered certificates of deposit (brokered CDs) that allowed us to assume no ineffectiveness in these transactions (the so-called “short-cut” method). We recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Furthermore, although historical effectiveness testing performed in November 2005 demonstrated that the CD swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged items, the brokered CDs, and results in the recording and subsequent amortization of the CD broker placement fee, which was incorporated into the CD swap, as an adjustment to the par amount of the brokered CDs. In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The net cumulative effect of this non-cash restatement at June 30, 2005 was an increase to retained earnings of $549,000. For additional information regarding our restatement, see Note 2 to our Consolidated Financial Statements contained herein.

Amendment No. 1 includes restated financial information and related disclosures in Part I Items 1 through 4 including disclosures within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures”, as a result of the restatement described above and management’s restated assessment of our disclosure controls and procedures as of June 30, 2005. The restatement does not change any of the disclosures previously reported in Part II Items 1 through 5 of the Initial Form 10-Q, however for the convenience of readers, those parts are included in this Amendment No. 1.

Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and have not updated any forward-looking statements previously included in the Initial Form 10-Q filed with the SEC on August 3, 2005.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	(Restated) June 30, 2005	(Restated) December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$74,362	$55,101
Federal funds sold	105,800	15,000
Short-term investments	2,452	9,149

Total cash and cash equivalents	182,614	79,250
Investment securities:
Available-for-sale, at fair value	547,045	533,344
Held-to-maturity, at amortized cost (fair value of $275 at June 30, 2005 and December 31, 2004)	275	275
Loans, net of allowance for loan losses of $37,411 and $37,484 at June 30, 2005 and December 31, 2004, respectively	2,241,154	2,174,122
Premises, leasehold improvements and equipment, net	12,364	14,787
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,750	12,516
Other real estate and repossessed assets, net	585	58
Goodwill	23,237	23,354
Other assets	55,086	51,342

Total assets	$3,075,110	$2,889,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$459,672	$519,158
Interest-bearing	1,957,337	1,765,539

Total deposits	2,417,009	2,284,697
Short-term borrowings	266,825	229,547
Accrued interest, taxes and other liabilities	44,876	46,093
Notes payable and FHLB advances	85,500	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	2,901,848	2,733,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 10,084,068 and 9,976,556 shares issued at June 30, 2005 and December 31, 2004, respectively; 9,761,061 and 9,653,549 shares outstanding at June 30, 2005 and December 31, 2004, respectively	101	100
Surplus	150,922	147,682
Unearned compensation - stock grants	(2,692)	(1,383)
Retained earnings	32,887	16,698
Accumulated other comprehensive loss	(899)	(467)
Treasury stock, at cost, 323,007 shares at June 30, 2005 and December 31, 2004	(7,057)	(7,057)

Total stockholders’ equity	173,262	155,573

Total liabilities and stockholders’ equity	$3,075,110	$2,889,048

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	(Restated) For the Three Months Ended June 30,		(Restated) For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$36,968	$26,965	$70,895	$53,964
Interest and dividends on investment securities:
Taxable	4,974	5,375	9,969	10,355
Tax-exempt	557	504	1,038	1,017
Interest on cash equivalents	243	25	352	43

Total interest income	42,742	32,869	82,254	65,379

Interest expense:
Deposits	12,159	7,209	22,142	14,264
Short-term borrowings	1,210	522	2,185	1,021
Notes payable and FHLB advances	1,026	1,078	2,028	2,172
Junior subordinated debentures	1,763	1,224	3,468	1,770

Total interest expense	16,158	10,033	29,823	19,227

Net interest income	26,584	22,836	52,431	46,152
Provision for loan losses	917	2,750	2,751	5,500

Net interest income after provision for loan losses	25,667	20,086	49,680	40,652

Noninterest income:
Deposit service charges	2,408	2,848	4,815	5,631
Trust and wealth management services	1,157	1,333	2,341	2,573
Gain on sale of land trusts	—	—	2,000	—
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	—	127	—
Net cash settlements on CD swaps	241	735	464	942
Change in fair value of CD swaps	1,821	(2,592)	245	(1,634)
Other noninterest income	389	123	1,354	775

Total noninterest income	6,016	2,447	12,918	8,287

Noninterest expense:
Salaries and employee benefits	9,962	9,594	19,962	20,325
Occupancy of premises	1,716	2,054	3,441	3,861
Furniture and equipment	1,005	919	1,889	2,054
Computer processing	438	478	871	912
Corporate insurance	347	650	717	1,272
Legal fees, net	609	674	781	1,003
Advertising and public relations	164	745	273	1,167
Other noninterest expense	3,283	3,302	6,330	6,605

Total noninterest expense	17,524	18,416	34,264	37,199

Income before income taxes	14,159	4,117	28,334	11,740
Income taxes	5,342	1,338	10,978	3,987

Net income	$8,817	$2,779	$17,356	$7,753

Preferred dividend requirements	—	(1,014)	—	(1,875)

Net income applicable to common stockholders	$8,817	$1,765	$17,356	$5,878

Basic earnings per common share	$0.92	$0.19	$1.81	$0.62
Diluted earnings per common share	0.90	0.18	1.77	0.61

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance at December 31, 2004, as previously stated	$—	$100	$147,682	$(1,383)	$16,386	$(467)	$(7,057)	$155,261
Cumulative effect of restatement	—	—	—	—	312	—	—	312

Balance at December 31, 2004, as restated	—	100	147,682	(1,383)	16,698	(467)	(7,057)	155,573
Issuance of stock grants	—	—	1,791	(1,791)	—	—	—	—
Forfeiture of stock grants	—	—	(325)	109	—	—	—	(216)
Amortization of stock grants	—	—	—	373	—	—	—	373
Exercise of stock options	—	1	1,328	—	—	—	—	1,329
Tax benefit on stock options exercised and stock awards	—	—	446	—	—	—	—	446
Comprehensive income:
Net income (Restated)	—	—	—	—	17,356	—	—	17,356
Change in unrealized loss on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(114)	—	(114)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(232)	—	(232)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income (Restated)								16,924

Common stock dividends— $0.12 per share	—	—	—	—	(1,167)	—	—	(1,167)

Balance at June 30, 2005 (Restated)	$—	$101	$150,922	$(2,692)	$32,887	$(899)	$(7,057)	$173,262

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Issuance of stock grants	—	—	150	(150)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	257	—	—	—	257
Exercise of stock options	—	—	480	—	—	—	—	480
Tax benefit on stock options exercised and stock awards	—	—	92	—	—	—	—	92
Comprehensive income:
Net income (Restated)	—	—	—	—	7,753	—	—	7,753
Change in unrealized gain (loss) on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,059)	—	(7,059)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income (Restated)								608

Dividends:
Preferred — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common — $0.12 per share	—	—	—	—	(1,141)	—	—	(1,141)

Balance at June 30, 2004 (Restated)	$38,250	$98	$144,572	$(1,012)	$2,631	$(2,625)	$(7,057)	$174,857

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	(Restated) For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,356	$7,753
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	1,080	1,164
Gain on sale of available-for-sale securities, net	(127)	—
Deferred loan fee amortization	(2,270)	(1,321)
Provision for loan losses	2,751	5,500
Depreciation and amortization	1,621	1,785
Deferred income taxes	1,086	(1,414)
Loss on sales of other real estate	—	10
Provision for losses on other real estate	69	66
Gain on sale of land trusts	(2,000)	—
Gain on sale of branch	(1,572)	—
Other, net	128	232
Changes in other assets and liabilities:
Accrued interest receivable	(1,935)	(1,824)
Other assets	(2,487)	4,770
Accrued interest, taxes and other liabilities	(2,364)	1,878

Net cash provided by operating activities	11,336	18,599

Cash flows from investing activities:
Purchases of available-for-sale securities	(53,790)	(123,377)
Proceeds from principal payments and maturities of available-for-sale securities	36,393	35,387
Proceeds from sale of available-for-sale securities	2,725	—
Proceeds from principal payments and maturities of held-to-maturity securities	—	250
Net increase in loans	(73,411)	(101,231)
Investment in TAYC Capital Trust II	—	(1,239)
Net additions to premises, leasehold improvements and equipment	(1,215)	(896)
Proceed from sale of premises, leasehold improvements and equipment	—	2,095
Net cash paid on sale of branch	(10,853)	—
Proceeds from sale of land trusts	2,050	—
Proceeds from sales of other real estate	(15)	132

Net cash used in investing activities	(98,116)	(188,879)

Cash flows from financing activities:
Net increase in deposits	152,697	159,096
Net increase (decrease) in short-term borrowings	37,278	(21,981)
Repayments of notes payable and FHLB advances	—	(15,000)
Proceeds from issuance of junior subordinated debentures	—	41,238
Trust preferred issuance costs	—	(390)
Proceeds from exercise of employee stock options	1,329	480
Dividends paid	(1,160)	(2,861)

Net cash provided by financing activities	190,144	160,582

Net increase (decrease) in cash and cash equivalents	103,364	(9,698)
Cash and cash equivalents, beginning of period	79,250	88,504

Cash and cash equivalents, end of period	$182,614	$78,806

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	(Restated) For the Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,248	$18,679
Income taxes	9,916	3,614

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(114)	$(7,059)
Tax benefit on stock options exercised and stock awards	446	92
Real estate acquired through foreclosure	581	1,551

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The balance sheet at December 31, 2004 reflects restated balances as a result of the restatement described in Note 2. The income statement data for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that the Company may achieve for the full year.

2. Restated Results of Operations and Financial Condition:

The Company is restating its previously reported financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to its junior subordinated debentures. In addition, the following Notes to the Consolidated Financial Statements have been restated: 6, 9, 10 and 11. These restated consolidated financial statements supercede the Company’s previously issued consolidated financial statements reported in the Company’s Initial Form 10-Q filed with the SEC on August 3, 2005.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at June 30, 2005 is $572,000 (representing a $2.5 million elimination of the fair value adjustment to the brokered CDs less a $2.0 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $347,000 reduction to retained earnings.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, the Company also determined that the issuance costs relating to its junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through June 30, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to retained earnings of $896,000 ($1.5 million pre-tax).

The combined impact of the errors in derivative accounting and debt issuance cost increased retained earnings at June 30, 2005 by $549,000. The changes to previously reported net income and retained earnings in any of the restated quarterly periods did not cause any violation of the Company’s debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

The following tables reflect the previously reported amounts, the adjustments made to eliminate hedge accounting for the CD swaps and the change in the amortization of the issuance costs related to the junior subordinated debentures, and the restated results by financial statement line item for the consolidated statement of income for the three and six months ended June 30, 2005 and 2004 and the consolidated balance sheet at June 30, 2005 and statement of stockholders’ equity as of June 30, 2005 and 2004. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Quarter Ended June 30, 2005				For the Quarter Ended June 30, 2004
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
	(in thousands, expect per share data)
Interest income	$42,742	$—		$42,742	$32,869	$—		$32,869
Interest expense:
Deposits	11,825	334	(1)	12,159	6,415	794	(1)	7,209
Short-term borrowings	1,210	—		1,210	522	—		522
Notes payable and FHLB advances	1,026	—		1,026	1,078	—		1,078
Junior subordinated debentures	1,914	(151	)(2)	1,763	1,361	(137	)(2)	1,224

Total interest expense	15,975	183		16,158	9,376	657		10,033

Net interest income	26,767	(183)		26,584	23,493	(657)		22,836
Provision for loan losses	917	—		917	2,750	—		2,750

Net interest income after provision for loan losses	25,850	(183)		25,667	20,743	(657)		20,086

Noninterest income:
Service charges	2,408	—		2,408	2,848	—		2,848
Trust and investment management fees	1,157	—		1,157	1,333	—		1,333
Gain on sale of land trusts	—	—		—	—			—
Gain on sale of branch	—	—		—	—			—
Gain on sale of investment securities, net	—	—		—	—	—		—
Net cash settlements on CD swaps	—	241	(1)	241	—	735	(1)	735
Change in fair value of CD swaps	—	1,821	(3)	1,821	—	(2,592	)(3)	(2,592)
Other noninterest income	389	—		389	123	—		123

Total noninterest income	3,954	2,062		6,016	4,304	(1,857)		2,447

Noninterest expense	17,524	—		17,524	18,416	—		18,416

Income before income taxes	12,280	1,879		14,159	6,631	(2,514)		4,117
Income taxes	4,603	739	(4)	5,342	2,324	(986	)(4)	1,338

Net income	$7,677	$1,140		$8,817	$4,307	$(1,528)		$2,779

Basic earnings per common share	$0.80	$0.12		$0.92	$0.35	$(0.16)		$0.19
Diluted earnings per common share	$0.78	$0.12		$0.90	$0.34	$(0.16)		$0.18

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30, 2005				For the Six Months Ended June 30, 2004
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
	(in thousands, expect per share data)
Interest income	$82,254	$—		$82,254	65,379	$—		65,379
Interest expense:
Deposits	21,521	621	(1)	22,142	12,942	1,322	(1)	14,264
Short-term borrowings	2,185	—		2,185	1,021	—		1,021
Notes payable and FHLB advances	2,028	—		2,028	2,172	—		2,172
Junior subordinated debentures	3,770	(302	)(2)	3,468	2,649	(879	)(2)	1,770

Total interest expense	29,504	319		29,823	18,784	443		19,227

Net interest income	52,750	(319)		52,431	46,595	(443)		46,152
Provision for loan losses	2,751	—		2,751	5,500	—		5,500

Net interest income after provision for loan losses	49,999	(319)		49,680	41,095	(443)		40,652

Noninterest income:
Service charges	4,815	—		4,815	5,631	—		5,631
Trust and investment management fees	2,341	—		2,341	2,573	—		2,573
Gain on sale of land trusts	2,000			2,000	—			—
Gain on sale of branch	1,572			1,572	—			—
Gain on sale of investment securities, net	127	—		127	—	—		—
Net cash settlements on CD swaps	—	464	(1)	464	—	942	(1)	942
Change in fair value of CD swaps	—	245	(3)	245	—	(1,634	)(3)	(1,634)
Other noninterest income	1,354	—		1,354	775	—		775

Total noninterest income	12,209	709		12,918	8,979	(692)		8,287

Noninterest expense	34,264	—		34,264	37,199	—		37,199

Income before income taxes	27,944	390		28,334	12,875	(1,135)		11,740
Income taxes	10,825	153	(4)	10,978	4,432	(445	)(4)	3,987

Net income	$17,119	$237		$17,356	$8,443	$(690)		$7,753

Basic earnings per common share	$1.79	$0.02		$1.81	$0.69	$(0.07)		$0.62
Diluted earnings per common share	$1.75	$0.02		$1.77	$0.68	$(0.07)		$0.61

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of June 30, 2005
	As Originally Reported	Adjustments		As Restated
	(in thousands)
ASSETS
Cash and cash equivalents	$182,614	$—		$182,614
Investment securities	547,320	—		547,320
Loans, net of allowance for loan losses	2,241,154	—		2,241,154
Premises, leasehold improvements and equipment, net	12,364	—		12,364
Investment in Federal Home Loan Bank and Federal Reserve Bank stock	12,750	—		12,750
Other real estate and repossessed assets, net	585	—		585
Goodwill	23,237	—		23,237
Other assets	53,965	1,121	(5)	55,086

Total assets	$3,073,989	$1,121		$3,075,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$459,672	$—		$459,672
Interest-bearing	1,956,765	572	(6)	1,957,337

Total deposits	2,416,437	572		2,417,009
Short-term borrowings	266,825	—		266,825
Accrued interest, taxes and other liabilities	44,876	—		44,876
Notes payable and FHLB advances	85,500	—		85,500
Junior subordinated debentures	87,638	—		87,638

Total liabilities	2,901,276	572		2,901,848

Stockholders’ equity:
Common stock	101	—		101
Surplus	150,922	—		150,922
Unearned compensation - stock grants	(2,692)	—		(2,692)
Retained earnings	32,338	549	(7)	32,887
Accumulated other comprehensive loss	(899)	—		(899)
Treasury stock	(7,057)	—		(7,057)

Total stockholders’ equity	172,713	549		173,262

Total liabilities and stockholders’ equity	$3,073,989	$1,121		$3,075,110

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(in thousands)
Total stockholders’ equity, January 1	$155,261	$312	$155,573	$176,485	$—	$176,485
Net income	17,119	237	17,356	8,443	(690)	7,753
Total comprehensive income, net of tax	16,687	237	16,924	1,298	(690)	608
Total stockholders’ equity, June 30	172,713	549	173,262	175,547	(690)	174,857

(1)	The net cash settlements under the CD swaps that were originally reported in deposit interest expense, with the interest expense of the hedged item (the brokered CDs), have been reclassified to noninterest income from net interest income. In addition, deposit interest expense has been restated to include the amortization of the CD broker placement fee.
(2)	The amortization of the issuance costs for the junior subordinated debentures has been reduced to reflect the period to maturity rather than the period to the call date.
(3)	The change in the fair value of the CD swaps during the period that was originally off-set by the change in the fair value of the associated brokered CDs is reported in noninterest income.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4)	Income tax expense (benefit) for the adjustments reflect the Company’s statutory rate of approximately 39%.
(5)	The adjustments result in changes in deferred tax assets and deferred debt issuance costs, both of which are reported in other assets.
(6)	The fair value adjustments to the brokered CDs have been eliminated and the unamortized CD broker placement fees have been recorded.
(7)	The adjustment to stockholders’ equity reflects the cumulative impact of the adjustments, net of income taxes at approximately 39%, at the balance sheet date.

3. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$204,102	$65	$(1,147)	$203,020
Collateralized mortgage obligations	111,271	279	(1,158)	110,392
Mortgage-backed securities	176,790	479	(2,015)	175,254
State and municipal obligations	56,286	2,123	(30)	58,379

Total available-for-sale	548,449	2,946	(4,350)	547,045

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$548,724	$2,946	$(4,350)	$547,320

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

6. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2005 and December 31, 2004 were as follows:

	(Restated) June 30, 2005	(Restated) Dec. 31, 2004
	(in thousands)
NOW accounts	$106,182	$124,015
Savings accounts	78,761	85,371
Money market deposits	508,074	421,529
Time deposits:
Certificates of deposit	556,701	525,173
Out-of-local-market certificates of deposit	145,952	124,005
Brokered certificates of deposit	484,649	415,811
Public time deposits	77,018	69,635

Total time deposits	1,264,320	1,134,624

Total	$1,957,337	$1,765,539

At June 30, 2005 and December 31, 2004, time deposits in amounts of $100,000 or more totaled $346.8 million and $331.3 million, respectively.

7. Short-Term Borrowings:

Short-term borrowings at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	Dec. 31, 2004
	(in thousands)
Securities sold under agreements to repurchase	$203,705	$185,737
Federal funds purchased	38,005	43,685
U.S. Treasury tax and loan note option	25,115	125

Total	$266,825	$229,547

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

	(Restated) For the Three Months Ended June 30,		(Restated) For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Net income	$8,817	$2,779	$17,356	$7,753
Less preferred dividend requirements	—	(1,014)	—	(1,875)

Net income applicable to common stockholders	$8,817	$1,765	$17,356	$5,878

Weighted average common shares outstanding	9,585,338	9,500,486	9,570,041	9,495,701
Dilutive effect of common stock equivalents	232,987	56,620	227,521	95,758

Diluted weighted average common shares outstanding	9,818,325	9,557,106	9,797,562	9,591,459

Basic earnings per common share	$0.92	$0.19	$1.81	$0.62
Diluted earnings per common share	0.90	0.18	1.77	0.61

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Restated 2005	Restated 2004	Restated 2005	Restated 2004
	(dollars in thousands, except per share amounts)
Net income as reported	$8,817	$2,779	$17,356	$7,753
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	(9)	49	95	124
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(117)	(171)	(387)	(409)

Pro forma net income	8,691	2,657	17,064	7,468
Less preferred dividend requirements	—	(1,014)	—	(1,875)

Pro forma net income available to common stockholders	$8,691	$1,643	$17,064	$5,593

Basic earnings per common share
As reported	$0.92	$0.19	$1.81	$0.62
Pro forma	0.91	0.17	1.78	0.59
Diluted earnings per common share
As reported	$0.90	$0.18	$1.77	$0.61
Pro forma	0.89	0.17	1.74	0.58

11. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange agreements and floors, to assist in interest rate risk management. The following table sets forth the activity in the notional amounts of derivative financial instruments during the first six months of 2005.

	Interest Rate Exchange Agreements			Interest Rate Floors
	CD Swaps	Cash Flow Hedge	Total	Cash Flow Hedge
	(dollars in thousands)
Balance at December 31, 2004	$130,000	$50,000	$180,000	$—
Additions	90,000	—	90,000	100,000
Terminations/calls	—	—	—	—
Maturities	—	—	—	—

Balance at June 30, 2005	$220,000	$50,000	$270,000	$100,000

Fair value at June 30, 2005	$(2,538)	$(876)	$(3,414)	$590

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Below is summary information regarding the interest rate exchange agreements outstanding at June 30, 2005.

	Notional Amount (in thousands)	Weighted Averages
		Receive Rate	Pay Rate	Life in Years
CD swaps	$220,000	3.76%	3.29%	5.0
Cash Flow Hedge	50,000	6.04%	6.25%	2.2

Total	$270,000	3.83%	4.18%	4.5

During the first six months of 2005, we entered into additional interest rate exchange agreements with notional amounts totaling $90.0 million related to newly issued brokered certificates of deposit of $90.0 million.

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

12. Common Stock Offering:

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

Restatements of Results of Operations and Financial Condition

We are restating our previously reported financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 to correct errors in those consolidated financial statements relating to our derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and to reflect a change in the amortization period of issuance costs related to our junior subordinated debentures.

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

The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at June 30, 2005 is $572,000 (representing a $2.5 million elimination of the fair value adjustment to the brokered CDs less a $2.0 million adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $347,000 reduction to retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment.

On November 18, 2005, we re-designated our interest rate swaps relating to our brokered CDs utilizing the “long-haul” method and completed new contemporaneous hedging documentation. Accordingly, we believe these CD swaps should qualify for fair value hedge accounting in future periods under SFAS 133.

In connection with the determination of the appropriate amortization period for the brokered CD placement fees, we also determined that the issuance costs relating to our junior subordinated debentures should have been amortized through the maturity date of the debentures, rather than their earlier call dates. The cumulative effect through June 30, 2005 of amortization of the debt issuance costs through the maturity date of the related debt is an increase to retained earnings of $896,000 ($1.5 million pre-tax).

The combined impact of the errors in derivative accounting and debt issuance cost increased retained earnings at June 30, 2005 by $549,000. The changes to previously reported net income and retained earnings in any of the restated quarterly periods did not cause any violation of our debt covenants and did not cause either Cole Taylor Bank’s or Taylor Capital Group’s regulatory capital ratios to fall below the “well-capitalized” levels as of the end of any of these periods.

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

RESULTS OF OPERATIONS

Overview

We recorded net income applicable to common stockholders for the quarter ended June 30, 2005 of $8.8 million, or $0.90 per diluted common share, compared to $1.8 million, or $0.18 per diluted common share, for the second quarter of 2004. For the first six months of 2005, net income applicable to common stockholders was $17.4 million or $1.77 per diluted share,

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to $5.9 million, or $0.61 per diluted share, for the first six months of 2004. For both the quarterly and year to date periods, net income applicable to common stockholders increased as a result of increased net interest income and noninterest income and decreased provision for loan losses and noninterest expense. Additionally, pre-tax income during the first quarter of 2005 included pre-tax gains of $3.6 million from the sales of our land trust operations and our Broadview, Illinois branch.

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

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

Net interest income was $26.6 million during the second quarter of 2005, a $3.7 million, or 16.4%, increase over the $22.8 million of net interest income during the second quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2005 was $26.9 million as compared to $23.2 million during the same quarter in 2004. Net interest income during the second quarter of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.79% during the second quarter of 2005 compared to 3.56% during the same quarter a year ago, an increase of 23 basis points. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004. The yield on our interest-earning assets increased 96 basis points to 6.06% during the second quarter of 2005 from 5.10% during the same quarter in 2004. The cost of our interest-bearing liabilities increased 85 basis points to 2.80% during the second quarter of 2005 from 1.95% during the same quarter in 2004.

The rise in short-term market interest rates over the last 12 months, including fed funds and LIBOR, produced an increase in both our yield on earning assets and the cost of our interest-bearing liabilities. The increase in market rates triggered a 225 basis point increase in our prime lending rate. The yield earned on our loans was 6.58% during the second quarter of 2005, an increase of 119 basis points over the loan yield of 5.39% during the second quarter in 2004. The change in mix of our interest-bearing liabilities also contributed to the increase in our interest costs. The issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $604,000, or five basis points, for the second quarter of 2005, as compared to the second quarter in 2004. In addition, we experienced declines in the balances of our lower-rate deposit products and increased balances in our higher-rate deposit products. The yield on our investment securities was largely unchanged between the second quarters of 2005 and 2004, in

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

part because the market interest rates for investments with terms approximating five years did not increase to the same degree as short-term interest rates. Additionally, only approximately one-third of the investment portfolio was reinvested over the past year.

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

The $240.9 million increase in average loans between the second quarters of 2005 and 2004 was funded primarily with the $238.4 million increase in deposits. Between the two quarterly periods, average brokered and out-of-local-market certificates of deposits increased $140.3 million and average money market accounts increased $94.7 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased. In addition, the redemption of our Series A preferred stock in July 2004 reduced average stockholders’ equity and increased junior subordinated debentures.

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

Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004

Net interest income was $52.4 million during the first six months of 2005, a $6.3 million, or 13.6%, increase over the $46.2 million of net interest income during the same period a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2005 was $53.1 million as compared to $46.8 million during the same period in 2004. Net interest income during the first six months of 2005 has benefited from both a higher net interest margin and an increase in interest-earning assets.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The net interest margin was 3.81% during the first six months of 2005 compared to 3.66% during the same period a year ago, an increase of 15 basis points. Our net interest margin benefited from the increase in market interest rates over the last 12 months. Our net interest spread increased three basis points. The yield on our interest-earning assets increased 78 basis points to 5.95% during the first six months of 2005 from 5.17% during the same period in 2004. The cost of our interest-bearing liabilities increased 75 basis points to 2.65% during the first six months of 2005 from 1.90% during the same period in 2004. The change in the mix of our interest-bearing liabilities also contributed to the increase in our interest costs. The issuance of $41.2 million of junior subordinated debentures in June 2004, increased interest expense by $1.2 million, or five basis points, for the first six months of 2005, as compared to the same period a year ago.

Average interest-earning assets increased $239.3 million, or 9.3%, to $2.81 billion for the first six months of 2005 compared to $2.57 billion for the first six months of 2004. Average loans increased $233.0 million, or 11.7%, to $2.23 billion during the first six months of 2005 compared to $1.99 billion for the same period a year ago.

The $233.0 million increase in average loans between the first six months of 2005 and 2004 was funded primarily with the $230.9 million increase in deposits. Between the two six month periods, average brokered and out-of-local-market certificates of deposits increased $151.8 million and average money market accounts increased $60.2 million. Deposits in lower rate products, including NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased. In addition, the redemption of our Series A preferred stock in July 2004 reduced average stockholders’ equity and increased junior subordinated debentures.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	(Restated) For the Three Months Ended June 30,		(Restated) For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net interest income as stated	$26,584	$22,836	$52,431	$46,152
Tax equivalent adjustment-investments	300	274	559	553
Tax equivalent adjustment-loans	47	47	86	91

Tax equivalent net interest income	$26,931	$23,157	$53,076	$46,796

Yield on earning assets without tax adjustment	6.01%	5.05%	5.90%	5.12%
Yield on earning assets - tax equivalent	6.06%	5.10%	5.95%	5.17%

Net interest margin without tax adjustment	3.74%	3.51%	3.76%	3.61%
Net interest margin - tax equivalent	3.79%	3.56%	3.81%	3.66%

Net interest spread - without tax adjustment	3.21%	3.10%	3.25%	3.22%
Net interest spread - tax equivalent	3.26%	3.15%	3.30%	3.27%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	(Restated) For the Three Months Ended June 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$507,640	$4,974	3.92%	$542,280	$5,375	3.97%
Tax-exempt (tax equivalent) (2)	49,611	857	6.91	43,869	778	7.09

Total investment securities	557,251	5,831	4.19	586,149	6,153	4.20

Cash Equivalents	33,993	243	2.84	9,902	25	1.00

Loans (2) (3):
Commercial and commercial real estate	1,985,700	32,562	6.49	1,689,051	22,487	5.27
Residential real estate mortgages	60,680	760	5.01	70,875	942	5.32
Home equity and consumer	211,304	3,113	5.91	256,885	3,073	4.81
Fees on loans		580			510

Net loans (tax equivalent) (2)	2,257,684	37,015	6.58	2,016,811	27,012	5.39

Total interest-earning assets (2)	2,848,928	43,089	6.06	2,612,862	33,190	5.10

Allowance for loan losses	(39,379)			(35,871)

NON-EARNING ASSETS:
Cash and due from banks	69,522			60,435
Accrued interest and other assets	83,805			89,774

TOTAL ASSETS	$2,962,876			$2,727,200

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$631,568	2,540	1.61	$553,908	901	0.65
Savings deposits	79,840	58	0.29	91,547	72	0.32
Time deposits	1,205,660	9,561	3.18	1,028,656	6,236	2.44

Total interest-bearing deposits	1,917,068	12,159	2.54	1,674,111	7,209	1.73

Short-term borrowings	222,227	1,210	2.15	244,476	522	0.86
Notes payable and FHLB advances	85,500	1,026	4.75	95,500	1,078	4.54
Junior subordinated debentures	87,638	1,763	8.05	52,744	1,224	9.28

Total interest-bearing liabilities	2,312,433	16,158	2.80	2,066,831	10,033	1.95

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	437,721			442,258
Accrued interest, taxes, and other liabilities	48,192			40,475

Total noninterest-bearing liabilities	485,913			482,733

STOCKHOLDERS’ EQUITY	164,530			177,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,962,876			$2,727,200

Net interest income (tax equivalent) (2)		$26,931			$23,157

Net interest spread (tax equivalent) (2) (4)			3.26%			3.15%

Net interest margin (tax equivalent) (2) (5)			3.79%			3.56%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	(Restated) For the Six Months Ended June 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$506,858	$9,969	3.93%	$519,789	$10,355	3.99%
Tax-exempt (tax equivalent) (2)	45,722	1,597	6.99	44,200	1,570	7.10

Total investment securities	552,580	11,566	4.19	563,989	11,925	4.23

Cash Equivalents	26,297	352	2.67	8,582	43	0.99

Loans (2) (3):
Commercial and commercial real estate	1,949,017	62,217	6.35	1,651,540	44,393	5.32
Residential real estate mortgages	62,404	1,614	5.17	76,469	2,066	5.40
Home equity and consumer	215,473	6,104	5.71	265,865	6,450	4.88
Fees on loans		1,046			1,146

Net loans (tax equivalent) (2)	2,226,894	70,981	6.43	1,993,874	54,055	5.45

Total interest-earning assets (2)	2,805,771	82,899	5.95	2,566,445	66,023	5.17

Allowance for loan losses	(38,972)			(35,316)
NON-EARNING ASSETS:
Cash and due from banks	67,354			58,339
Accrued interest and other assets	84,787			92,003

TOTAL ASSETS	$2,918,940			$2,681,471

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$602,583	4,330	1.45	$557,527	1,863	0.67
Savings deposits	81,183	118	0.29	91,354	144	0.32
Time deposits	1,181,353	17,694	3.02	1,002,545	12,257	2.46

Total interest-bearing deposits	1,865,119	22,142	2.39	1,651,426	14,264	1.74

Short-term borrowings	228,430	2,185	1.90	237,755	1,021	0.86
Notes payable and FHLB advances	85,500	2,028	4.72	97,808	2,172	4.39
Junior subordinated debentures	87,638	3,468	7.91	49,572	1,770	7.14

Total interest-bearing liabilities	2,266,687	29,823	2.65	2,036,561	19,227	1.90

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	442,784			425,540
Accrued interest, taxes, and other liabilities	48,243			40,899

Total noninterest-bearing liabilities	491,027			466,439

STOCKHOLDERS’ EQUITY	161,226			178,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,918,940			$2,681,471

Net interest income (tax equivalent) (2)		$53,076			$46,796

Net interest spread (tax equivalent) (2) (4)			3.30%			3.27%

Net interest margin (tax equivalent) (2) (5)			3.81%			3.66%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	(Restated) For Three Months Ended June 30,		(Restated) For Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Deposit service charges	$2,408	$2,848	$4,815	$5,631
Trust services	778	1,045	1,627	2,020
Wealth management services	379	288	714	553
Gain on sale of land trusts	—	—	2,000	—
Gain on sale of branch	—	—	1,572	—
Gain on sale of investment securities, net	—	—	127	—
Loan syndication fees	—	—	700	—
Net cash settlements on CD swaps	241	735	464	942
Change in fair value of CD swaps	1,821	(2,592)	245	(1,634)
Other noninterest income	389	123	654	775

Total noninterest income	$6,016	$2,447	$12,918	$8,287

Noninterest income increased by $3.6 million to $6.0 million for the second quarter of 2005, as compared to $2.4 million for the second quarter in 2004. The change in the fair value of the CD swaps produced most of the increase in noninterest income during the quarter. Deposit service charges and trust fees were lower in the second quarter of 2005 as compared to the second quarter a year ago.

Noninterest income increased by $4.6 million to $12.9 million for the first six months of 2005, as compared to $8.3 million for the first six months of 2004. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch, a $1.9 million higher gain from the change in the fair value of the CD swaps, and $700,000 of loan syndication fees. Deposit service charges, trust fees, and other noninterest income were lower in the first six months of 2005 as compared to the same period a year ago.

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

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

Trust service fees were $778,000 during the second quarter of 2005 compared to $1,045,000 during the second quarter a year ago, a decrease of $267,000, or 25.6%. For the first six months of 2005, trust fees were $1.6 million as compared to $2.0 million in the first six months of 2004, a decline of $393,000. Beginning April 1, 2005, our trust fees did not include land trust fees because our land trust operations were sold on March 31, 2005. Land trust fees for the second quarter and first six months of 2004 totaled $277,000 and $535,000, respectively.

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

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered certificates of deposits to a variable rate. Under these swaps, we receive a fixed rate and pay a variable rate based upon LIBOR. The net cash settlements from these CD swaps were $241,000 during the second quarter of 2005 compared to $735,000 during the same quarter in 2004. On a year-to-date basis, the net cash settlements were $464,000 during the first six months of 2005 compared to $942,000 during the same period in 2004. The increase in market interest rates that began in mid-2004 caused the decrease in the net cash settlement as the rates paid on the variable leg of the swaps increased.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

The change in the fair value of the CD swaps can vary greatly from quarter to quarter based upon market interest rates, the total notional amount and the terms of swap transactions that we have entered into. For the second quarter of 2005, we had an increase in fair value from these CD swaps of $1.8 million compared to a loss in fair value of $2.6 million during the second quarter of 2004. For the first six months of 2005, we had a gain of fair value of $245,000 compared to a decrease in fair value of $1.6 million during the same six month period in 2004. For additional information concerning the accounting treatment for these CD swaps, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Notes 2 and 11 to our consolidated financial statements in this Amendment No. 1 to Form 10-Q.

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

Income Taxes

We recorded income tax expense of $5.3 million during the second quarter of 2005, resulting in an effective income tax rate of 37.7%. In comparison, we recorded income tax expense of $1.3 million during the second quarter of 2004 resulting in an effective income tax rate of 32.5%. The higher pre-tax income coupled with a higher effective income tax rate produced the increase in income tax expense between the two quarterly periods. Income tax expense in 2005 includes the accrual of interest for unresolved tax positions. Without the accrual of the interest in 2005, the effective tax rate would have been approximately 37% in 2005. The lower effective tax rate in 2004 is also a result of the increased impact of tax-exempt items because of the lower pretax income and the recognition of $46,000 in capital loss carry-back claims.

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

Overview

Total assets were $3.1 billion at June 30, 2005, an increase of $186.1 million, or 6.4%, over total assets of $2.9 billion at December 31, 2004. Total loans increased $67.0 million, or 3.0%, and federal funds sold on June 30, 2005 were $90.8 million higher than federal funds sold on December 31, 2004. Total deposits increased by $132.3 million to $2.42 billion at June 30, 2005 compared to $2.28 billion at December 31, 2004. Total stockholders’ equity at June 30, 2005 was $173.3 million compared to $155.6 million at December 31, 2004.

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

Deposits

During the first six months of 2005, total deposits increased by $132.3 million, or 5.8%, to $2.42 billion at June 30, 2005, as compared to $2.28 billion at December 31, 2004. In January 2005, we sold our Broadview branch, which included the sale of $19.7 million of deposit balances. Of the deposits sold, $13.1 million were time deposits, $4.1 million were NOW, savings and money market accounts and $2.5 million were noninterest-bearing demand deposits. The gross increase in deposits of $152.0 million was primarily obtained from the issuance of

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

$90.8 million of brokered and out-of-local-market certificates of deposit and from increased money market account balances of $86.5 million. While interest-bearing demand deposits increased $191.8 million during the first six months of 2005, noninterest-bearing demand deposits declined $59.5 million.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	(Restated)			(Restated)
	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$442,784	19.2%	—%	$425,540	20.5%	—%
NOW accounts	123,582	5.4	0.46	138,700	6.7	0.49
Money market accounts	479,001	20.7	1.70	418,827	20.1	0.73
Savings deposits	81,183	3.5	0.29	91,354	4.4	0.32
Time deposits:
Certificates of deposit	529,077	23.0	2.85	509,461	24.5	2.32
Out-of-local-market certificates of deposit	136,903	5.9	3.07	88,613	4.3	2.64
Brokered certificates of deposit	441,262	19.1	3.26	337,766	16.3	2.84
Public Funds	74,111	3.2	2.71	66,705	3.2	1.37

Total time deposits	1,181,353	51.2	3.02	1,002,545	48.3	2.46

Total deposits	$2,307,903	100.0%		$2,076,966	100.0%

Average deposits increased $230.9 million, or 11.1%, to $2.31 billion for the first six months of 2005, as compared to the first six months of 2004. Approximately two-thirds of the increase in deposits was obtained through issuance of brokered and out-of-local-market certificates of deposit. Average brokered certificates of deposit increased $103.5 million to $441.3 million for the first six months of 2005 in comparison to the same period in 2004. Average out-of-local-market certificates of deposits increased $48.3 million to $136.9 million for the first six months of 2005 compared to the same period in 2004. Average NOW accounts and savings deposits decreased $25.3 million, or 11.0%, to $204.8 million for the first six months of 2005 in comparison to the same period a year ago. Money market accounts increased $60.2

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

million or 14.4%, to $479.0 million during the first six months of 2005, compared to $418.8 million during the year ago period. Average certificates of deposit increased $19.6 million or 3.9%, to $529.1 million during the first six months of 2005 primarily as a result of a deposit promotion in connection with the new branch opening. Average noninterest-bearing demand deposits increased $17.2 million or 4.1%, to $442.8 million during the first six months of 2005, compared to $425.5 million during the year ago period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

At June 30, 2005 and December 31, 2004, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of June 30, 2005 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$278,096	10.83%	>$	205,480	>8.00%	>$	256,850	>10.00%
Cole Taylor Bank	281,384	10.98		>205,054	>8.00		>256,318	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	208,978	8.14		>102,740	>4.00		>154,110	>6.00
Cole Taylor Bank	249,281	9.73		>102,527	>4.00		>153,791	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	208,978	7.11		>117,586	>4.00		>146,982	>5.00
Cole Taylor Bank	249,281	8.50		>117,260	>4.00		>146,575	>5.00

As of December 31, 2004 (Restated):
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	>$	199,125	>8.00%	>$	248,906	>10.00%
Cole Taylor Bank	262,350	10.55		>198,954	>8.00		>248,692	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29		>99,563	>4.00		>149,344	>6.00
Cole Taylor Bank	231,185	9.30		>99,477	>4.00		>149,215	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49		>111,757	>4.00		>139,696	>5.00
Cole Taylor Bank	231,185	8.29		>111,611	>4.00		>139,514	>5.00

During the first six months of 2005, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income of $21.4 million less dividends paid to the Company of $4.0 million created the increase in regulatory capital at the Cole Taylor Bank. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities and in the covenants of the Company’s senior notes payable agreement. The dividends, as of June 30, 2005, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $61.8 million. The note payable covenant is measured on an annual basis whereby the dividends should not exceed 60% of the total year’s net income at Cole Taylor Bank.

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

Derivative Financial Instruments

At June 30, 2005, we had $220 million of notional amount interest rate exchange contracts related to certain brokered certificates of deposit. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based

TAYLOR CAPITAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

upon 3-month LIBOR. During the first six months of 2005, we entered into additional interest rate exchange agreements with a notional amount totaling of $90.0 million related to newly issued brokered certificates of deposit of $90.0 million. Because these CD swaps did not qualify for fair value hedge accounting under SFAS 133 during the periods, we reported the net cash settlements and the changes in fair value on the CD swaps as separate components of noninterest income.

We also have a $50.0 million interest rate exchange contract that qualifies for hedge accounting of the variability of cash flows of prime-based commercial loans. Under the terms of this swap, we receive a fixed interest rate and pay a floating rate based upon the prime-lending rate based on a notional amount of $50.0 million

At the end of June 2005, we entered into a $100.0 million notional amount interest rate floor. The floor interest rate is 5.50% and is based upon the prime lending rate. Under this agreement, in the event the prime lending rate decreases below 5.50%, we will receive an amount, from the counterparty, equal to the difference between 5.50% and the current prime lending rate computed based upon the $100.0 million notional amount. We will use this interest rate floor as a cash flow hedge of $100.0 million of our commercial loans, tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below 5.50%. This interest rate floor agreement expires in June 2010. During July 2005, we also entered into another $100.0 million notional amount interest rate floor agreement. This agreement will also be a cash flow hedge on the Company’s commercial loan portfolio that is tied to the prime lending rate. This agreement has a floor amount of 6.25% and will expire in July 2010.

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

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At June 30, 2005 (1)		At March 31, 2005
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,449	1.40%	$2,997	2.94%
- 200 basis points over one year	(7,079)	(6.86)%	(8,018)	(7.85)%

(1)	Model at June 30, 2005 includes $100 million floor purchased July 2005.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections, and requires, unless impracticable, retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly issued accounting principle. This Statement also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted. We applied the guidance in SFAS 154 for our restatement of 2005 and 2004.

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

	(Restated) 2005 Quarter Ended		(Restated) 2004 Quarter Ended				2003 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share amounts)
Interest income	$42,742	$39,512	$37,002	$34,972	$32,869	$32,510	$32,648	$33,576
Interest expense	16,158	13,665	12,341	11,262	10,033	9,194	9,123	9,856

Net interest income	26,584	25,847	24,661	23,710	22,836	23,316	23,525	23,720
Provision for loan losses	917	1,834	1,833	2,750	2,750	2,750	2,700	2,700
Noninterest income	3,954	8,128	5,923	4,280	4,304	4,675	4,939	5,590
Net cash settlements on CD swaps	241	223	517	707	735	207	—	—
Change in fair value of CD swaps	1,821	(1,576)	(279)	1,940	(2,592)	958	—	—
Gain (loss) on sale of investment securities, net	—	127	(201)	345	—	—	—	—
Noninterest expense	17,524	16,740	18,164	16,310	18,416	18,783	22,545	19,005

Income before income taxes	14,159	14,175	10,624	11,922	4,117	7,623	3,219	7,605
Income taxes	5,342	5,636	3,462	3,864	1,338	2,649	728	2,013

Net income	$8,817	$8,539	$7,162	$8,058	$2,779	$4,974	$2,491	$5,592

Earnings per share:
Basic	$0.92	$0.88	$0.75	$0.84	$0.19	$0.43	$0.17	$0.50
Diluted	0.90	0.87	0.73	0.84	0.18	0.43	0.17	0.50

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in internal control over

TAYLOR CAPITAL GROUP, INC.

financial reporting relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. This deficiency resulted in accounting errors, the correction of which results in eliminating the application of fair value hedge accounting and separately recording the CD broker placement fee as an adjustment to the par amount of the brokered CDs. As a result of the material weakness, we have restated our financial statements for the year ended December 31, 2004 and each of the quarters in 2004 and are restating our financial statements for the three and six months ended June 30, 2005. In light of these errors and the resulting restatements, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that this deficiency constituted a material weakness in our internal control over financial reporting. The reader is therefore cautioned not to rely on management’s conclusion set forth in Item 4 “Controls and Procedures,” included in our Initial Form 10-Q for the quarter ended June 30, 2005, that was filed with the SEC on August 3, 2005, that as of June 30, 2005, our disclosure controls and procedures were effective.

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

TAYLOR CAPITAL GROUP, INC.

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

Registration Rights Agreement

On August 2, 2005, our Board of Directors authorized certain of our officers to enter into and deliver, on our behalf, a registration rights agreement (the “Registration Rights Agreement”), with certain members and affiliates of the Taylor family identified therein (the “Taylor Family Holders”) pursuant to which the Taylor Family Holders will receive certain demand and “piggyback” registration rights. Under the Registration Rights Agreement, at any time after

TAYLOR CAPITAL GROUP, INC.

March 31, 2006, a designated representative of the Taylor Family Holders (the “Taylor Family Representative”) will be entitled to request one (1) registration under the Securities Act of 1933, as amended (the “Securities Act”), in each calendar year, of all or part of the Registrable Shares (as defined therein) (each, a “Demand Registration”). Under circumstances described in the Registration Rights Agreement, we may have the right to postpone for up to three (3) months the filing or the effectiveness of a registration statement with respect to a Demand Registration. Registration expenses incident to any Demand Registration will be paid by the holders of Registrable Shares to be registered under such demand.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.2	Form of Amended and Restated Bylaws of the Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

3.3	Form of Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3,2005).

3.4	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3,2005).

3.5	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

TAYLOR CAPITAL GROUP, INC.

Exhibit Number	Description of Exhibits
4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.44	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3,2005).

10.45	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.45 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3,2005).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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