Form 10-K
period 2005-12-31
TAYLOR CAPITAL GROUP INC
filed 2006-03-13
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Guarantee With Respect Thereto

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $162,435,929.

At March 2, 2006, there were 10,987,858 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

Our Business

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family and has served the Chicago metropolitan area for over 75 years. Taylor Capital Group, Inc. was formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago metropolitan area. At December 31, 2005, we had assets of approximately $3.3 billion, deposits of approximately $2.5 billion, and stockholders’ equity of $219.3 million.

Our primary business is commercial banking and, as of December 31, 2005, approximately 90% of our loan portfolio was comprised of commercial loans. Our targeted commercial lending customers are closely-held, Chicago-area businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit.

Our real estate lending activities primarily consist of providing loans to professional homebuilders, condominium and commercial real estate developers and investors. Our real estate development customers typically seek acquisition, development and construction loans and stand-by letters of credit. The majority of our development and construction lending is for residential home development, primarily in the Chicago metropolitan area, although we will lend to our existing homebuilder customers in connection with development projects outside of the Chicago metropolitan area. Our real estate investment customers typically seek term financing on selected income producing properties, including multi-family, retail, office and industrial properties.

In addition to our lending activities, we offer corporate cash management services and corporate trust services to our commercial customers. Our cash management services, which include internet balance reporting, automated clearing house products, lock-box processing, controlled disbursement, and account reconciliation, help our commercial banking customers meet their cash management needs.

We also cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings currently include personal customized credit and investment management services. Through third-party providers, we also offer insurance products and brokerage services.

We offer deposit products such as checking, savings and money market accounts, time deposits and repurchase agreements to our business customers and community-based customers, typically individuals and small, local businesses, located near our banking centers.

Our Strategy

Our strategy to build stockholder value is based on a focused plan to be Chicago’s banking specialists for closely-held businesses. Providing commercial banking services to this market niche has been an integral part of Cole Taylor Bank’s strategy since it was founded in 1929. We plan to continue our success by further leveraging the following competitive strengths:

•

Relationship oriented. We closely partner with our customers so that we understand the dynamics of the businesses that we serve. We believe this approach allows us to respond promptly to a customer’s needs and create the appropriate financial solution. We believe closely-held business owners value a relationship with a banker who understands the challenges and opportunities they face. For this reason, we believe our relationship managers are the number one “product” we bring to the market. We believe that our strategy is therefore dependent upon our continuing ability to attract and retain experienced and successful relationship managers eager to work within our relationship-banking model, and who share our passion for working with closely-held businesses and their owners.

•	Optimal position in our market. We believe we are well positioned to meet the needs of our target market. We are large enough to handle more complex credit facilities, cash management services and investment products, yet small enough to provide more personalized customer service. We also believe it is important to our customers to have access to senior management who understand what it means to run an owner-operated business. This relationship banking approach, coupled with our ability to offer customized products and financial solutions, is what we believe sets us apart from our competition.

•	Efficient, organic growth. Since 1997, we have achieved stable organic growth and we expect to continue to increase our profitability by growing our loans outstanding over an efficient expense base and cross-selling other products and services to our commercial lending customers and the owners and managers of those businesses. We believe that we can achieve greater profitability by leveraging our current infrastructure and holding increases in our expense base to levels generally consistent with inflation. We also plan to generate and develop new customer relationships by, among other things, continuing to market and promote our brand in the Chicago metropolitan area.

•	Effective credit risk management. Our disciplined underwriting and credit administration and monitoring process is critical to our success. Since 1997, we have maintained our losses from uncollectible loans in a range of 24 to 50 basis points of our total loan portfolio.

•	Focus on our targeted customers. We focus our time and resources on closely-held businesses and the owners and managers of these businesses. We seek to leverage our commercial relationships by cross-selling products and services to address the personal financial needs of these business owners and managers. Expanding on the relationships we have built with these key decision-makers by helping them meet their personal financial goals through products such as personal customized credit, financial planning and investment management services, in addition to our array of deposit products, is a opportunity for us.

Competition

We encounter intense competition for all of our products and services, including substantial competition in attracting and retaining deposits and in obtaining loan customers. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, as well as credit terms and underwriting requirements, and fees charged for trust, investment and other professional services. Our principal competitors are numerous and include other commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

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

Employees

Together with the Bank, we had approximately 427 full-time equivalent employees as of December 31, 2005. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on our business. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for our operations and those of our subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders.

The following is a summary of the material elements of the regulatory framework that applies to us and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on our business and the business of our subsidiaries.

The Company

General. We, as the sole stockholder of the Bank, are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiaries as the Federal Reserve may require. We are also subject to regulation by the DFPR under Illinois law.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking … as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, we have not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, we had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”). The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFPR totaling $257,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The regulations of the Federal Reserve establish the following minimum capital standards for the banks regulated by the Federal Reserve: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the Federal Reserve, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2005: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

Dividend Payments. Our primary source of funds is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $78.4 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal

Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to us, on investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to our directors and officers, to our principal stockholders and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is one of our directors or officers, a director or officer of the Bank or one of our principal stockholders may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Available Information

Our website is www.taylorcapitalgroup.com. We make available on this website under the caption “Financial Reports”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 1A. Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Fluctuations in interest rates could reduce our profitability.

We are subject to interest rate risk. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., LIBOR and prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

As of December 31, 2005, our internal financial models indicated an exposure to our net interest income from both declining or flat rates. If market interest rates were to remain flat and we experienced no change in the volume and mix of our earning assets or funding liabilities, we expect that our earning asset yields would likely remain flat and our liability rates would likely increase, resulting in a reduced net interest spread. Our net interest income would also likely decline if rates were to fall. We estimate that, as of December 31, 2005, our net interest income at risk for year one in a falling rate scenario of 200 basis points would be approximately $3.0 million, or 2.75%, lower than our net interest income in a rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.

We manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities and using derivative financial instruments to hedge interest rate risk associated with specific hedged items. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our wholesale funding sources may prove insufficient to replace deposit withdrawals and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include brokered and out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank, or FHLB, advances. At December 31, 2005, we had approximately $505.8 million of brokered deposits, $131.1 million of out-of-local-market certificates of deposit, $100.0 million of broker/dealer repurchase agreements, and $75.0 million of FHLB advances outstanding. Adverse operating results or changes in industry conditions could lead to an inability to obtain the necessary funding at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

We may be unable to respond cost effectively to deposit volatility created by significant deposit customers.

As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. We have customers that maintain significant deposit balances, the immediate withdrawal of which would be material to our daily liquidity management. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. We use primarily FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet immediate liquidity needs. In addition, the Bank is able to borrow from the Federal Reserve Bank through the Borrower-in-Custody (“BIC”) program. At December 31, 2005, the Bank maintained pre-approved overnight federal funds borrowing lines at various correspondent banks totaling $165 million, repurchase agreement availability with major brokers and banks totaling $750 million and collateral under the BIC program for borrowings totaling $308 million. While we believe these alternative funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

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

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values under various liquidation scenarios, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than first lien residential real estate loans. Larger commercial loans also can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single sizeable loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans that could have an adverse impact on our results of operations and financial condition.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our business is subject to the conditions of the local economy in which we operate.

Our success is dependent to a significant extent upon economic conditions in the Chicago metropolitan area, where substantially all of our loans are originated. For example, our small- and middle-market business and commercial real estate customers in the Chicago metropolitan area could be significantly affected by a local recession or economic downturn, which may result in an increase of defaults on outstanding loans and reduced demand for future loans, both of which could adversely affect us. Adverse changes in the economy of the Chicago metropolitan area could also impair our ability to gather deposits and could otherwise have a negative effect on our business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral securing loans. Furthermore, as of December 31, 2005, 71% of our loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area. In the event that real estate values in the Chicago area decline, the value of this collateral would be impaired.

Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. Many of our competitors are well-established, larger financial institutions. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow and remain profitable. Significant discounting of interest rates offered on loans negatively impacts interest income and can therefore adversely impact net interest income. More liberal credit structures can expose a financial institution to higher losses from lending activities. An inability to recruit and retain skilled commercial loan officers poses a significant barrier to retaining and growing our customer base.

While we believe we can and do successfully compete with other financial institutions in our market, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance this strategy will be successful.

We are dependent upon the services of our senior management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives, including Jeffrey and Bruce Taylor, the two most senior officers of our company and Cole Taylor Bank. We have not entered into employment or non-competition agreements with Jeffrey or Bruce Taylor or any other officers of our company or Cole Taylor Bank, and can provide no assurance that we will be able to retain these key people or prevent them from competing with us should we lose their services. The unexpected loss of the services of any one of these key people could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy is dependent on our ability to attract, develop and retain highly skilled and experienced personnel in our customer relationship positions.

Our competitive strategy is to provide each of our commercial customers with a highly skilled relationship manager that will serve as the customer’s key point of contact with us. Our business model is to provide our customers with seasoned relationship managers that can deliver greater value to our customers than our competitors. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Competition for experienced personnel is intense, and we have no existing non-competition agreements with our key personnel, including our relationship managers. Therefore, we cannot assure you that we will be able to successfully attract and retain such personnel or prevent them from competing with us should we lose their services.

We may not be able to execute our growth strategy.

Our future success depends on our achieving growth in commercial banking relationships that result in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. We cannot assure you that we will be able to expand our market presence or that any such expansion will not adversely affect our results of operations.

Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources. Maintaining strong credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation and supervision, which is primarily for the protection of depositors and customers rather than for the benefit of investors. As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. Cole Taylor Bank, as an Illinois-chartered member bank, is subject to regulation and supervision by the DFPR and by the Federal Reserve. We must undergo periodic examinations by our regulators, who have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Our failure to comply with state and federal regulations can lead to, among other things, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. We cannot assure you that we will be able to fully comply with these regulations. Recently enacted, proposed and future legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. Regulatory or legislative changes could cause us to change or limit some of our loan products or the way we operate our business and could adversely affect our profitability.

Our business is subject to the vagaries of domestic and international economic conditions and other factors, many of which are beyond our control and could significantly harm our business.

Our business is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, consolidation within our customer base and within our industry and inflation. For example, a significant decline in general economic conditions, such as recession, increased unemployment and other factors beyond our control, would significantly impact our business. A deterioration in economic conditions may result in a decrease in demand for commercial credit and a decline in real estate and other asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions, and we therefore expect that our servicing costs and credit losses would increase during such periods. Alternatively, increases in the level of interest rates could negatively impact the real estate market resulting in reduced real estate development activity and reduced debt service coverage.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to civil claims for negligence.

We maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors as well as insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if an occurrence is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

In recent periods, we have taken steps to better rationalize the use of our physical space. These steps have included consolidating administrative and operating departments to a corporate center, disposing of owned properties, terminating existing operating leases, and modifying the locations of our banking centers to better fit our customers’ needs.

In October 2003, we moved our principal offices to our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease our Corporate Center under an operating lease that commenced on September 10, 2003 and expires on August 31, 2014. We have the option to renew the lease for up to two additional five-year terms, which would extend the lease to August 31, 2024. In 2005, we also agreed to lease approximately 4,000 additional square feet on the first floor of the building where our Corporate Center is located for a customer banking center. This Rosemont banking center is scheduled to open in early 2006.

In connection with the consolidation of our offices, we abandoned two of the three floors at our leased Wheeling, Illinois facility, two of the four floors at our owned Burbank facility and all of our Ashland facility. Additionally, we have taken further steps to reduce the space at each of these facilities. We had recorded a $3.5 million lease abandonment charge during 2003 when we abandoned the second and third floor of our Wheeling location, and an additional $984,000 charge in 2004 when we reached a final agreement to terminate the lease. Upon termination of our obligation under the existing lease, we signed a new 10 year operating lease for 8,274 square feet on the first floor of the facility for a smaller banking center. This lease is scheduled to run through February 2015, with an optional five-year renewal term that could extend the term to February 2020.

In June 2004, we sold our Burbank facility, and agreed to lease-back space on the lower level and the first and fourth floors for the banking center and operating departments still at that location. We had previously vacated the second and third floors during the corporate center consolidation. The gain of $245,000 realized from the sale was deferred and is being amortized over the ten-year life of the lease.

In December 2004, we also completed the sale of our Ashland banking center. We agreed to sell this property in 2002 and, at that time, recorded a $386,000 loss to reduce the net book value to the estimated net sales price. We retained a portion of the land at the site to build a smaller banking facility which was completed and became operational in 2005.

We have also modified the physical profile of our banking center locations by opening two new locations and selling one other location. In 2004, we opened a 2,470 square foot banking center located in an office building in Itasca, Illinois, a northwest suburb of Chicago. The facility is leased under an operating lease with a 39-month term. We also signed a 39-month operating lease for a 2,790 square feet banking center located in Orland Park, Illinois, a southern suburb of Chicago. This banking center opened in 2005, and we have the option of extending the lease for two additional five-year terms that could extend the maturity to March 2017.

On January 27, 2005, we completed the sale of our Broadview banking center. In addition to selling the physical land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the banking center. We recorded a $1.6 million gain on the sale of this banking center during the first quarter of 2005.

Upon the opening of our Rosemont banking center in 2006, we will have twelve banking centers. Of the twelve locations, we own five of the buildings from which the banking centers are operated, including Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling, Burbank, Woodlawn, West Washington, Itasca, Orland Park, and Rosemont banking facilities. The current leases for the Woodlawn and West Washington facilities are set to expire in May 2013 and December 2007, respectively.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	111 West Washington, Chicago, Illinois	40,662
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	20,318
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Yorktown	One Yorktown Center, Lombard, Illinois	12,400
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Ashland	1542 W. 47th Street, Chicago, Illinois	6,000
Orland Park	15014 LaGrange Road, Orland Park, Illinois	2,790
Itasca	1250 North Arlington Heights Road, Itasca, Illinois	2,470
Woodlawn	824 E. 63rd Street, Chicago, Illinois	2,100

On an ongoing basis we evaluate additional potential sites for new banking center locations. We carefully assess local market opportunities and explore facility options from leasing to acquisition and construction. In connection with those activities, we sometimes enter into non-binding letters of intent. No firm commitments have been executed for additional sites at this time.

Item 3. Legal Proceedings

We are a party to litigation from time to time arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq National Market under the symbol “TAYC”. The high and low sales price of our common stock for the periods indicated is set forth below:

	High	Low
2005
Quarter Ended March 31	$34.15	$30.02
Quarter Ended June 30	39.50	30.89
Quarter Ended September 30	39.75	36.00
Quarter Ended December 31	41.99	37.10

2004
Quarter Ended March 31	$28.75	$23.00
Quarter Ended June 30	25.00	19.97
Quarter Ended September 30	24.46	21.38
Quarter Ended December 31	35.20	23.46

As of March 2, 2006, the closing price of our common stock was $37.50

As of March 2, 2006, there were 62 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2005 and 2004, the dividends declared on our common stock:

	2005 Dividends Per Share of Common Stock	2004 Dividends Per Share of Common Stock
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.06	0.06

Holders of our common stock are entitled to receive any cash dividends that may be declared by our Board of Directors. Since 1997, we have paid regular cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, the capital requirements of the company and our subsidiaries, regulatory conditions and considerations and other factors as our Board of Directors may deem relevant.

It is our intention to continue to pay cash dividends on the common stock to the extent permitted by applicable banking regulations and the terms of the junior subordinated debentures. As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service, and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities. See the section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, captioned “Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

We did not repurchase any shares of our common stock during the fourth quarter of 2005. We currently do not have any Board of Director authorized share repurchase programs.

In 2005, we did not make any unregistered sales of equity securities.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on August 17, 2005, we completed a public offering of 1,000,000 shares of our common stock at a public offering price of $36.30 per share. On September 2, 2005, we issued an additional 150,000 shares in connection with an over-allotment option granted to our underwriters.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2005, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Income Statement Data:
Net interest income	$108,607	$94,523	$95,730	$101,335	$91,718
Provision for loan losses	5,523	10,083	9,233	9,900	9,700

Net interest income after provision for loan losses	103,084	84,440	86,497	91,435	82,018
Noninterest income:
Service charges	9,022	10,854	12,336	12,206	11,914
Trust and investment management fees	4,545	5,331	4,852	5,267	6,425
Gain on sale of investment securities, net	127	144	—	2,076	2,333
Sale of branch and land trusts	3,572	—	—	—	—
Net cash settlements on CD swaps	684	2,166	—	—	—
Change in fair value of CD swaps	(3,887)	27	—	—	—
Other noninterest income	3,802	2,997	2,853	2,430	3,601

Total noninterest income	17,865	21,519	20,041	21,979	24,273
Noninterest expense:
Salaries and employee benefits	40,255	38,951	41,066	43,780	43,207
Legal fees, net	1,891	1,808	943	4,098	2,504
Goodwill amortization	—	—	—	—	2,316
Lease abandonment and termination charges	—	984	3,534	—	—
Litigation settlement charge	—	—	—	61,900	—
Other noninterest expense	27,509	29,930	33,680	33,376	31,105

Total noninterest expense	69,655	71,673	79,223	143,154	79,132

Income (loss) before income taxes	51,294	34,286	27,315	(29,740)	27,159
Income taxes	19,523	11,313	8,568	11,675	9,528

Net income (loss)	31,771	22,973	18,747	(41,415)	17,631
Preferred dividend requirements	—	(1,875)	(3,443)	(3,442)	(3,443)

Net income (loss) applicable to common stockholders	$31,771	$21,098	$15,304	$(44,857)	$14,188

Common Share Data: (1)
Basic earnings (loss) per share	$3.16	$2.21	$1.62	$(6.12)	$2.07
Diluted earnings (loss) per share	3.09	2.19	1.61	(6.12)	2.05
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Book value per share	19.99	16.12	14.57	13.87	19.41
Dividend payout ratio	7.77%	10.96%	14.91%	(3.92)%	11.61%
Weighted average shares – basic earnings per share	10,045,358	9,539,242	9,449,336	7,323,979	6,862,761
Weighted average shares – diluted earnings per share	10,286,647	9,644,515	9,528,785	7,323,979	6,908,070
Shares outstanding – end of year	10,973,829	9,653,549	9,486,724	9,410,660	6,836,028

	Year Ended December 31,
	2005		2004		2003		2002		2001
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$3,280,672		$2,889,048		$2,603,656		$2,535,461		$2,390,670
Investment securities	656,753		533,619		488,302		501,606		494,208
Total loans	2,384,931		2,211,606		1,962,008		1,879,474		1,741,637
Allowance for loan losses	37,481		37,484		34,356		34,073		31,118
Goodwill	23,237		23,354		23,354		23,354		23,354
Total deposits	2,543,644		2,284,697		2,013,084		1,963,749		1,833,689
Other borrowings	298,426		229,547		219,108		215,360		244,993
Notes payable and FHLB advances	75,000		85,500		110,500		110,500		111,000
Junior subordinated debentures	87,638		87,638		45,000		45,000		—
Preferred stock	—		—		38,250		38,250		38,250
Common stockholders’ equity	219,318		155,573		138,235		130,487		132,666
Total stockholders’ equity	219,318		155,573		176,485		168,737		170,916
Earnings Performance Data:
Return on average assets	1.05%		0.84%		0.73%		(1.70)%		0.75%
Return on average stockholders’ equity	17.41		14.00		10.86		(26.29)		10.62
Net interest margin (non tax-equivalent) (2)	3.75		3.60		3.91		4.37		4.13
Noninterest income to revenues	9.13		13.54		12.85		13.08		12.72
Efficiency ratio (3)	55.13		61.84		68.43		118.08		69.62
Loans to deposits	93.76		96.80		97.46		95.71		94.98
Average interest earning assets to average interest bearing liabilities	123.83		125.99		124.71		124.48		122.48
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.72	x	1.65	x	1.47	x	0.32	x	1.27	x
Excluding interest on deposits	3.61	x	2.85	x	2.17	x	(1.18	)x	1.97	x
Asset Quality Ratios:
Allowance for loan losses to total loans	1.57%		1.69%		1.75%		1.81%		1.79%
Allowance for loan losses to nonperforming loans (5)	278.69		265.98		150.79		186.62		178.84
Net loan charge-offs to average total loans	0.24		0.34		0.47		0.39		0.49
Nonperforming assets to total loans plus repossessed property (6)	0.61		0.64		1.17		1.00		1.03
Capital Ratios:
Total stockholders’ equity to assets – end of year	6.69%		5.38%		6.78%		6.66%		7.15%
Average stockholders’ equity to average assets	6.05		5.99		6.73		6.45		7.09
Leverage ratio	8.90		6.49		7.64		7.21		5.99
Tier 1 risk-based capital ratio	10.44		7.29		8.73		8.82		7.70
Total risk-based capital ratio	12.02		10.27		10.44		10.61		8.96

COLE TAYLOR BANK:
Net income	$40,089		$28,314		$24,042		$25,387		$22,508
Return on average assets	1.33%		1.04%		0.94%		1.04%		0.96%
Stockholder’s equity to assets – end of year	8.58		8.82		9.16		8.72		8.41
Leverage ratio	8.46		8.29		8.31		7.52		7.37
Tier 1 risk-based capital ratio	9.91		9.30		9.50		9.22		9.46
Total risk-based capital ratio	11.16		10.55		10.75		10.47		10.72

(1)	All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans includes nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets include nonperforming loans, other real estate, and other repossessed assets.

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

The following discussion and analysis presents our consolidated financial condition at December 31, 2005 and 2004 and the results of operations for the years ended December 31, 2005, 2004 and 2003. This discussion should be read together with the “Selected Consolidated Financial Data”, our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this annual report. All share and per share information for all periods presented has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

Overview

We reported net income applicable to common stockholders for the year ended December 31, 2005 of $31.8 million, or $3.09 per diluted common share, compared with $21.1 million, or $2.19 per diluted common share, for the year ended December 31, 2004. The increased net income applicable to common stockholders was primarily a result of higher net interest income and lower provisions for loan losses, while lower noninterest income was substantially offset by lower noninterest expense. In addition, we had no preferred dividends in 2005 because we redeemed all of our outstanding shares of preferred stock in July 2004. Net interest income increased $14.1 million, or 14.9%, for the year ended December 31, 2005 as compared with 2004. The provision for loan losses was $5.5 million for the year ended December 31, 2005, compared to $10.1 million for 2004. Total assets increased by $391.6 million, or 13.6%, from year-end 2004 to $3.28 billion at December 31, 2005.

We reported net income applicable to common stockholders of $21.1 million, or $2.19 per diluted common share, for 2004, compared to net income applicable to common stockholders of $15.3 million, or $1.61 per common share, for 2003. The increased net income applicable to common stockholders in 2004 was primarily a result of reduced noninterest expense and reduced preferred stock dividends. Noninterest expense declined $7.6 million, or 9.5%, for the year ended December 31, 2004 as compared to 2003. We achieved the reduction in noninterest expense through reduced salary and advertising expense as well as a lower charge relating to our facilities initiatives. We also lowered our cost of capital by redeeming our Series A 9% preferred stock with the proceeds from junior subordinated debentures in mid-2004. Total assets increased $285.4 million, or 11.0%, from year-end 2003 to $2.89 billion at December 31, 2004.

Capital Transactions

On August 17, 2005, we completed a public offering of 1,000,000 shares of our common stock at a public offering price of $36.30 per share. On September 2, 2005, we issued an additional 150,000 shares in connection with an over-allotment option granted to our underwriters. We received $38.95 million, after offering expenses, from this offering. The offering helped increase our tangible equity to assets ratio to 5.98% at December 31, 2005 from 4.57% at December 31, 2004, and has had the effect of increasing the daily trading volume of our common stock. We used $10.5 million of the proceeds to reduce notes payable and the remainder of the proceeds has been retained at the holding company to support our continued growth. In connection with our capital stock offering, the Taylor family reduced their stock holdings in the Company by selling 500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common stock by the Taylor family. As a result of the Taylor family’s sale of stock, the Taylor family’s ownership of the Company has declined below 50%.

On June 17, 2004, TAYC Capital Trust II, our wholly owned (non-consolidated) subsidiary, issued $40.0 million of trust preferred securities in a private placement. TAYC Capital Trust II invested the proceeds, along with $1.2 million received from us for the purchase of its common equity securities, in $41.2 million of junior subordinated debentures issued by the Company. On July 16, 2004, we used the proceeds from the junior subordinated debentures to redeem all of our outstanding shares of Series A 9% noncumulative perpetual preferred stock. The redemption price was the stated liquidation value of the Series A preferred stock of $25.00 per share, totaling $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. The remaining proceeds from the issuance of the junior subordinated debentures after issuance costs and redemption of the Series A preferred stock were used for general corporate purposes.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section of this annual report captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies”.

The preparation of financial statements in conformity with these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these policies to be critical accounting policies. The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

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

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually on July 1 for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We tested goodwill for impairment as of July 1, 2005 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable at the holding company.

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

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative is not highly effective as a hedge, hedge accounting is discontinued for the period and prospectively. Once hedge accounting is terminated, all changes in fair value of the derivative flow through the consolidated statements of income in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of our derivatives are calculated using independent valuation models to estimate mid-market valuations. The fair values produced by these proprietary valuation models are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

Results of Operations as of and for the years ended December 31, 2005, 2004, and 2003

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

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Net interest income was $108.6 million during the year ended December 31, 2005, as compared to $94.5 million during 2004, an increase of $14.1 million, or 14.9%. With an adjustment for tax-exempt income, our consolidated net interest income was $110.2 million, an increase of $14.5 million, or 15.1%, as compared to $95.8 million during 2004. These non-GAAP tax equivalent measures are discussed more fully below. The net interest income increased as a result of the increase in our average interest-earning assets and in our net interest margin.

The tax equivalent net interest margin was 3.80% during 2005 compared to 3.65% during 2004. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004. The net interest margin incorporates the impact on noninterest-bearing funds. Because the average volume of earning assets was $558.0 million greater than the volume of interest bearing liabilities and the yield on earning assets increased during 2005, the net interest margin increased.

The tax-equivalent net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities was unchanged at 3.23% during both 2005 and 2004. The yield on our interest-earning assets increased 91 basis points to 6.19% during 2005 from 5.28% during 2004. The cost of our interest-bearing liabilities also increased 91 basis points to 2.96% during 2005 from 2.05% during 2004.

Average interest-earning assets increased $276.1 million, or 10.5%, to $2.90 billion for 2005 compared to $2.62 billion for 2004. Average loans increased $226.0 million, or 11.0%, to $2.27 billion during 2005 compared to $2.05 billion for 2004. Average commercial loans increased $283.3 million, or 16.4%, between the two periods, while our portfolio of home equity and consumer loans decreased by $47.9 million, or 19.0%. See the section of this discussion and analysis captioned “Loans” for further discussion on changes in loans during 2005.

The $276.1 million increase in average earning assets from 2004 to 2005 was funded primarily with the $250.8 million increase in deposits. From 2004 to 2005, average brokered and out-of-local-market certificates of deposits (“CDs”) increased $135.6 million, or 29.1%, average money market accounts increased $79.1 million, or 18.4%, and average local-customer CDs increased $36.7 million, or 6.4%. Deposits in noninterest bearing and lower-rate products, including NOW and savings accounts, declined. See the section of this discussion and analysis captioned “Deposits” for further discussion on changes in deposits during 2005.

Our internal modeling indicates that if interest rates were to remain unchanged in 2006, we would expect to be exposed to the negative impact of a significant portion of our time deposits maturing and repricing at today’s higher market rates, while a large portion of our assets are floating and therefore reflect today’s market rates. This downward pressure on our net interest margin will likely be augmented by the increasing competitive pressure on loan and deposit pricing. Provided we execute our balance sheet growth and funding mix plans effectively, we expect our tax-equivalent net interest margin to marginally decline for 2006. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of changes in interest rates.

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

Average interest-earning assets during 2004 increased $177.5 million, or 7.3%, to $2.62 billion as compared to $2.45 billion during 2003. An increase in average loans, primarily in our commercial portfolio, produced the increase in average earning assets. Average commercial loans increased $256.9 million, or 17.5%, during 2004 to $1.72 billion as compared to $1.47 billion during 2003. This increase was partly offset by lower consumer-related loans. A $56.4 million increase in average investment securities also contributed to the increase in average earning assets. The asset growth was funded primarily with time deposits. Total average time deposits were $1.04 billion during 2004, a $116.5 million increase from average time deposits of $927.5 million during 2003. Higher average brokered and customer CDs produced the majority of the increase. Additional funding was also provided by a $52.8 million increase in average non-interest bearing demand deposits.

Tax Equivalent Measures. As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the Consolidated Statements of Income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net interest income as stated	$108,607	$94,523	$95,730
Tax equivalent adjustment-investments	1,429	1,085	1,263
Tax equivalent adjustment-loans	209	172	181

Tax equivalent net interest income	$110,245	$95,780	$97,174

Yield on earning assets without tax adjustment	6.13%	5.24%	5.56%
Yield on earning assets - tax equivalent	6.19%	5.28%	5.61%

Net interest margin without tax adjustment	3.75%	3.60%	3.91%
Net interest margin - tax equivalent	3.80%	3.65%	3.97%

Net interest spread - without tax adjustment	3.18%	3.18%	3.51%
Net interest spread - tax equivalent	3.23%	3.23%	3.56%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2005			2004			2003
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$530,513	$21,173	3.99%	$517,110	$20,486	3.96%	$454,956	$21,158	4.65%
Tax-exempt (tax equivalent) (2)	60,619	4,082	6.73	43,538	3,083	7.08	49,316	3,572	7.24

Total investment securities	591,132	25,255	4.27	560,648	23,569	4.20	504,272	24,730	4.90

Cash Equivalents	36,910	1,277	3.41	17,264	271	1.55	43,248	454	1.04

Loans (3):
Commercial and commercial real estate	2,006,511	135,314	6.65	1,723,210	96,724	5.52	1,466,351	85,883	5.78
Residential real estate mortgages	61,487	3,258	5.30	70,963	3,806	5.36	105,484	6,216	5.89
Home equity and consumer	203,683	12,466	6.12	251,550	12,402	4.93	326,769	16,418	5.02
Fees on loans		1,877			1,838			3,627

Net loans (tax equivalent) (2)	2,271,681	152,915	6.73	2,045,723	114,770	5.61	1,898,604	112,144	5.91

Total interest earning assets	2,899,723	179,447	6.19	2,623,635	138,610	5.28	2,446,124	137,328	5.61

NON-EARNING ASSETS:
Allowance for loan losses	(38,100)			(36,756)			(35,160)
Cash and due from banks	67,048			59,878			58,616
Accrued interest and other assets	86,218			90,266			97,104

TOTAL ASSETS	$3,014,889			$2,737,023			$2,566,684

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$627,489	11,115	1.77	$564,920	4,370	0.77	$564,645	4,672	0.83
Savings deposits	78,853	230	0.29	89,678	279	0.31	90,975	346	0.38
Time deposits	1,216,846	40,665	3.34	1,044,023	26,593	2.55	927,481	23,378	2.52

Total interest-bearing deposits	1,923,188	52,010	2.70	1,698,621	31,242	1.84	1,583,101	28,396	1.79

Other borrowings	248,676	6,147	2.44	219,438	2,228	1.02	219,913	2,124	0.97
Notes payable and FHLB advances	82,192	3,905	4.69	95,582	4,336	4.46	113,374	4,617	4.02
Trust preferred securities	87,638	7,140	8.15	68,709	5,024	7.31	45,000	5,017	11.15

Total interest-bearing liabilities	2,341,694	69,202	2.96	2,082,350	42,830	2.05	1,961,388	40,154	2.05

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	438,784			447,345			394,511
Accrued interest and other liabilities	51,941			43,286			38,170

Total noninterest-bearing liabilities	490,725			490,631			432,681

STOCKHOLDERS’ EQUITY	182,470			164,042			172,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,014,889			$2,737,023			$2,566,684

Net interest income (tax equivalent)		$110,245			$95,780			$97,174

Net interest spread (4)			3.23%			3.23%			3.56%

Net interest margin (5)			3.80%			3.65%			3.97%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

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

	Year Ended December 31,
	2005 over 2004 INCREASE/(DECREASE)			2004 over 2003 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$532	$155	$687	$2,687	$(3,359)	$(672)
Tax-exempt	1,158	(159)	999	(411)	(78)	(489)
Cash equivalents	490	516	1,006	(344)	161	(183)
Loans	13,587	24,558	38,145	8,469	(5,843)	2,626

Total interest-earning assets			40,837			1,282

INTEREST PAID ON:
Interest-bearing demand deposits	530	6,215	6,745	3	(305)	(302)
Savings deposits	(32)	(17)	(49)	(5)	(62)	(67)
Time deposits	4,901	9,171	14,072	2,937	278	3,215
Other borrowings	342	3,577	3,919	(5)	109	104
Notes payable and FHLB advances	(636)	205	(431)	(753)	472	(281)
Junior subordinated debentures	1,493	623	2,116	2,094	(2,087)	7

Total interest-bearing liabilities			26,372			2,676

Net interest income	$9,703	$4,762	$14,465	$6,949	$(8,343)	$(1,394)

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

Our provision for loan losses was $5.5 million during 2005, a decrease of $4.6 million, or 45.2%, less than the provision of $10.1 million during 2004. The lower provision in 2005 as compared to 2004 was due to the improvement in the overall performance of our loan portfolio, as evidenced by reduced net charge-offs and nonaccrual loans, coupled with the slower growth of commercial loans. Net charge-offs totaled $5.5 million, or 0.24% of total loans, in 2005 compared to $7.0 million, or 0.34% of total loans, in 2004. Nonaccrual loans totaled $10.8 million at year-end 2005 as compared to $12.3 million at year-end 2004. Total commercial loans grew $223.5 million in 2005, compared to $323.6 million in 2004. See the sections of this discussion and analysis captioned “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses” for further discussion on the credit quality of our loan portfolio.

Our net charge-offs in 2005 were at the lower range of our expectations, and we are anticipating a higher provision for loan losses in 2006 than we recorded in 2005. However, if the overall credit performance of our loan portfolio is similar and our loan portfolio continues to grow, we would expect our allowance as a percentage of total loans to decline through the end of 2006. We continue to expect our provisioning to fluctuate as the circumstances of our individual commercial borrowers and the economic environment change.

Our provision of $10.1 million during 2004 was $850,000, or 9.2%, higher than the provision for loan losses of $9.2 million during 2003. The increase in the provision was mainly due to the growth in commercial loans. Net charge-offs totaled $9.0 million during 2003.

Noninterest Income

The following table presents, for the periods indicated, the composition of our noninterest income:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Service charges	$9,022	$10,854	$12,336
Trust services	3,069	4,079	3,852
Investment management fees	1,476	1,252	1,000
Gain on sale of land trusts	2,000	—	—
Gain on sale of branch	1,572	—	—
Gain on sale of investment securities, net	127	144	—
Loan syndication fees	2,673	1,350	1,000
Letter of credit fees	666	565	807
ATM fees	373	459	603
Losses from partnership interests	(917)	(227)	(172)
Other noninterest income	1,007	850	615

	21,068	19,326	20,041

Net cash settlements of CD swaps	684	2,166	—
Change in fair value of CD swaps	(3,887)	27	—

	(3,203)	2,193	—

Total noninterest income	$17,865	$21,519	$20,041

Our noninterest income was $17.9 million during 2005, a decrease of $3.7 million, or 17.0%, as compared to the $21.5 million of noninterest income during 2004. The impact of the changes in fair value and net settlements on our CD swaps decreased noninterest income by $5.4 million. Losses related to our CD swaps totaled $3.2 million in 2005, compared to income of $2.2 million in 2004. Noninterest income of $21.5 million during 2004 was $1.5 million, or 7.4%, higher than the noninterest income of $20.0 million during 2003. The impact of the changes in fair value and net settlements on our CD swaps increased noninterest income by $2.2 million in 2004.

Our service charges are principally derived through deposit accounts. Service charges declined to $9.0 million during 2005, compared to $10.9 million and $12.3 million during 2004 and 2003, respectively. Service charge income is impacted by a number of factors, including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue in 2005 and 2004 was primarily caused by a lower volume of deposit services rendered and an increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges.

Trust services include fees from corporate trust, land trust and tax-deferred exchange trust services. Total trust fees decreased $1.0 million, or 24.8%, to $3.1 million in 2005 compared to $4.1 million in 2004. The decline in trust fees was primarily a result of the sale of the land trust operations at the end of the first quarter of 2005 for a gain of $2.0 million. In 2004, land trust revenues totaled $1.1 million. On October 28, 2005, we entered into a strategic alliance with a company that provides tax-deferred exchange services whereby all four of our tax-deferred exchange professionals became employees of that company and we became the primary financial custodian for that company in the Midwest region. Exchange fee income included in trust fees totaled

$787,000 during 2005 and $1.0 million for the year ended December 31, 2004. As a result of this new alliance, total trust services revenue is expected to decline and exchange money market deposits are expected to increase in future periods. Corporate trust services, the remaining trust service provided directly to customers, totaled $2.0 million, $1.8 million and $1.6 million in 2005, 2004 and 2003, respectively.

Investment management fee income increased $224,000, or 17.9%, to $1.5 million during 2005 as compared to 2004. Total assets under management increased $77.4 million, or 26.1%, during the year to $373.8 million at December 31, 2005. Investment management fees increased $252,000, or 25.2% during 2004 as compared to 2003. Total assets under management increased $41.8 million, or 16.4%, to $296.4 million at December 31, 2004.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch. This sale allows us to redeploy our investment in that banking facility into geographic markets more closely aligned with our targeted customers.

Loan syndication fees increased $1.3 million to $2.7 million during 2005 as compared to $1.4 million during 2004 and $1.0 million during 2003. These fees were earned through the syndication of certain commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, our activity in loan syndication has been opportunistic. While fees of this nature are difficult to predict with certainty, we anticipate 2006 fees to approximate 2004 and 2003 levels.

ATM fees have declined since 2003 as the number of automatic teller machines we have deployed in our market has decreased.

We have investments in limited partnerships that specialize in providing low-income housing in the Chicago metropolitan area. As our ownership percentage in these partnerships are typically small, we account for our investments under the equity method of accounting and recognize our share of partnership losses in noninterest income and the related low-income housing tax credits as a reduction of income tax expense. At December 31, 2005, we had investments in a total of 14 partnerships with a carrying value of $1.5 million.

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered CDs to a variable rate. To the extent these agreements do not qualify for hedge accounting treatment, the net cash settlements are reported in noninterest income. Net cash settlements were $684,000 in 2005, as compared to $2.2 million in 2004. The increase in market interest rates that began in mid-2004 caused the decrease in the net cash settlements as the rates paid on the variable leg of the swaps increased.

For the year ended December 31, 2005, we had a loss in fair value from these CD swaps of $3.9 million. In 2004, we had a gain in the fair value of CD swaps of $27,000. The increase in the forward yield curve during 2005 caused the decrease in the fair value of the CD swaps. For additional information concerning the accounting treatment for these CD swaps, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Note 18 to our consolidated financial statements in this Annual Report on Form 10-K.

Other noninterest income principally includes safe deposit rental fees and gains (losses) from deferred compensation plan investments and nonconsolidated subsidiaries and totaled $1.0 million, $850,000 and $615,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Included in other noninterest income in 2004 and 2003, were losses we incurred of $83,000 and $408,000, respectively, related to indemnification agreements on residential mortgage loans sold in prior periods.

Noninterest Expense

The following table presents for the periods indicated the composition of our noninterest expense:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$30,825	$31,813	$34,723
Incentives, commissions, and retirement benefits	9,430	7,138	6,343

Total salaries and employee benefits	40,255	38,951	41,066
Occupancy of premises	7,035	7,465	7,203
Furniture and equipment	3,928	3,892	3,457
Lease abandonment and termination charge	—	984	3,534
Corporate insurance	1,373	2,334	2,989
Computer processing	1,805	1,874	2,038
Holding company legal fees, net	717	624	(1,019)
Bank legal fees, net	1,174	1,184	1,962
Advertising and public relations	574	1,489	3,050
Consulting	768	527	1,184
Other real estate and repossessed asset expense	225	472	155
Other noninterest expense	11,801	11,877	13,604

Total noninterest expense	$69,655	$71,673	$79,223

Efficiency Ratio (1)	55.13%	61.84%	68.84%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.

Our noninterest expense in 2005 was $69.7 million compared to $71.7 million during 2004, a decrease of $2.0 million, or 2.8%. Our noninterest expense in 2004 was $71.7 million compared to $79.2 million during 2003, a decrease of $7.6 million, or 9.5%. The decreases in noninterest expense were primarily a result of our continuing efforts to reduce our operating expenses. In addition, in 2004 and 2003 we recorded charges of $984,000 and $3.5 million, respectively, to terminate an operating lease and abandon our former administrative offices in Wheeling, Illinois as part of our corporate center consolidation.

Salaries and employee benefits represent the largest category of our noninterest expense. Total salaries and benefits during 2005 were $40.3 compared to $39.0 million during 2004 and $41.1 million during 2003. Changes in the composition of salaries and employee benefits were as follows:

•	Salaries, employment taxes and medical insurance were $30.8 million, $31.8 million and $34.7 million during 2005, 2004 and 2003 respectively. The decline in salaries, employment taxes and medical insurance was primarily a result of the reduction in our workforce and flattening of our management structure. The number of full-time equivalent employees was 427 at the end of 2005 compared to 431 at the end of 2004 and 483 at the end of 2003. Salary expense in each year included severance expense of $530,000 during 2005, $1.1 million during 2004, and $533,000 during 2003; and

•	Total incentives, commissions, and retirement benefits were $9.4 million for 2005 compared to $7.1 million for 2004, and $6.3 million for 2003. Incentive compensation increased $2.3 million, or 32.1%, as a result of our recruitment of critical talent into our organization as well as the attainment of certain performance goals.

Salaries and employee benefits expense in 2006 and in the future will be impacted by the implementation of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which is revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. We intend to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Stock-based compensation expense, adjusted for estimated forfeitures, will be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards as calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity’s equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the full impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details.

Our equity-based compensation awards to existing employees in 2006 will continue to be primarily comprised of stock options, as opposed to restricted stock grants that vest over time. Our objective is to use more performance-based awards for our exisiting employees in the future. On March 1, 2006, our Compensation Committee approved awards to existing employees of stock options and restricted stock of approximately 114,000 and 12,000 shares, respectively.

Our occupancy of premises expense was $7.0 million during 2005 as compared to $7.5 million during 2004 and $7.2 million during 2003. The decrease of $430,000, or 5.8%, during 2005 as compared to 2004 was due to reduced premises maintenance and janitorial services as we continued to reduce our ownership of facilities. The increase of $262,000, or 3.6% during 2004 as compared to 2003 was due to higher rent expense partly offset by a decline in depreciation of building-related improvements. Our occupancy expense has been impacted by our initiative to rationalize our occupancy space and consolidate our administrative and operating departments. Since 2003, we have consolidated our administrative and operating departments in our new corporate center in Rosemont, Illinois, modified our banking center profile, sold certain banking centers, and opened smaller leased locations. See the section of this discussion and analysis captioned “Financial Condition—Non-earning Assets” for additional details.

Furniture and equipment expense was $3.9 million during 2005 and 2004 compared to $3.5 million during 2003. The increase in expense during 2004 as compared to 2003 resulted from additional depreciation from the new furniture and equipment acquired in the fourth quarter of 2003 with the corporate center consolidation.

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

Corporate insurance totaled $1.4 million during 2005, compared to $2.3 million and $3.1 million during the years ended December 31, 2004 and 2003, respectively. An adjustment to our directors and officers insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense over the periods.

Our computer processing expense is comprised of payments to third party processors, primarily for our key data processing applications including loans, deposits, general ledger, payroll, internet banking and ATM operations. Our computer processing expense was $1.8 million, $1.9 million, and $2.0 million during years ending December 31, 2005, 2004, and 2003, respectively.

Holding company legal fees consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. During 2003, we received a $2.1 million reimbursement of certain nonrecurring legal costs incurred in 2002.

Bank legal fees relate to collection activities as well as contract and compliance matters. Legal fees were $1.2 million, $1.2 million, and $2.0 million during 2005, 2004, and 2003, respectively. The decline in expense during 2004, as compared to 2003 resulted from lower legal fees incurred in our special asset loan work out area. Improved overall credit performance in our loan portfolio has a positive impact on legal collection expenses. In addition to the decrease in gross expense, we were able to obtain more in reimbursements from these borrowers than in prior years.

Our advertising expenses were $574,000 during 2005 compared to $1.5 million during 2004 and $3.1 million during 2003. Our advertising expense declined over these years as we discontinued television advertising and reduced print advertising. We do, however, plan to increase our advertising and marketing activities in 2006 to increase recognition of the Bank and its offering of products and services. We expect that advertising and marketing expense will increase gradually over the next few years to be roughly 2% of total noninterest expense annually.

Consulting expense was $768,000, $527,000, and $1.2 million during the years ended December 31, 2005, 2004, and 2003, respectively. The higher expense during 2005 as compared to 2004 was related to branding and cash management product consulting. The higher expense in 2003 was due to projects related to strategic and facilities planning, and local market analysis consultation.

Other real estate and repossessed asset expense was $225,000 for the year ended December 31, 2005, compared to expense of $472,000 and $155,000 for 2004 and 2003, respectively. The higher expense during 2004 was associated with higher losses on the disposal of owned real estate properties. This net expense is influenced to a large degree by the number and complexity of properties being maintained pending their sale.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $11.8 million during 2005 compared to $11.9 million and $13.6 million during 2004 and 2003, respectively. Other noninterest expense in 2005 and 2003 included recoveries or (charges) of $700,000 and ($500,000), respectively, to adjust our reserves for interest receivable related to our portfolio of indirect manufactured homes. There were no such recoveries or charges in 2004.

Our efficiency ratio improved to 55.13% for 2005 as compared to 61.84% and 68.84% for 2004 and 2003, respectively, primarily as a result of major initiatives we have executed to reduce our operating expenses. We expect to maintain or marginally improve our efficiency ratio in future periods.

Income Taxes

Our income tax expense was $19.5 million during 2005, resulting in an effective tax rate of 38.1%, compared to our income tax expense of $11.3 million during 2004, or an effective income tax rate of 33.0%. The higher level of pre-tax income caused the increase in income tax expense during 2005. Income tax expense in 2003 was $8.6 million, or an effective tax rate of 31.4%. The lower effective tax rates in 2004 and 2003 resulted primarily from the net recognition of $1.1 million and $1.0 million of income tax benefits, respectively, relating to expenses deducted on prior years’ tax returns for which the statute of limitations has expired. In comparison, in 2005, we had net additions to our income tax reserves of $535,000. Without the recognition of these income tax benefits, the effective income tax rates would have been 36.1% and 35.0% for 2004 and 2003, respectively.

One of our goals is to identify and potentially implement strategies to lower our effective income tax rate in the future.

The Company has not recognized any income tax benefit for financial reporting purposes with respect to the litigation settlement payment of $61.9 million paid in October 2002. However, the Company did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because management believes that a portion of the settlement that relates to specific settled claims is more likely than not deductible as ordinary and necessary business expense. This degree of certainty is not sufficient to recognize an income tax benefit for financial reporting purposes. The Company will recognize all or a portion of the income tax benefit for financial reporting purposes if and when the Company determines that the position it took on its 2002 income tax return becomes probable of being sustained by the taxing authorities. Given the complexity of the litigation, the settlement and related tax law, management continues to believe that only a specific resolution of the matter with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is probable. While the statute of limitations for the 2002 tax return expires in September 2006, the Internal Revenue Service can request an extension of the statute of limitations at any time prior to that date. Accrued interest, taxes and other liabilities on our consolidated balance sheet at December 31, 2005 include $12.8 million representing the tax benefit of the deduction of $11.4 million and $1.4 million of related accrued interest through such date, if the deduction were disallowed by the taxing authorities.

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

Financial Condition

Our total assets increased $391.6 million, or 13.6%, during 2005 to $3.28 billion at December 31, 2005 compared to $2.89 billion at year-end 2004. An increase in loans and investment securities primarily produced the increase. Total deposits increased $258.9 million, or 11.3%, to reach $2.54 billion at December 31, 2005 as compared to total deposits of $2.28 billion at December 31, 2004. Total stockholders’ equity increased $63.7 million during 2005 to $219.3 million at December 31, 2005 compared to $155.6 million at December 31, 2004. The sale of 1.15 million shares of common stock in 2005 coupled with the retention of earnings produced the increase in total stockholders’ equity.

Average interest-earning assets during 2005 totaled $2.90 billion, an increase of $276.1 million, or 10.5%, as compared to average interest-earning assets of $2.62 billion during 2004. A $226.0 million increase in total average loans and a $30.5 million increase in average investment securities produced the increase in average interest-earning assets. Average interest-bearing deposits during 2005 increased $224.6 million to $1.92 billion as compared to $1.70 billion during 2004, while average other borrowings increased $29.2 million to $248.7 million over the same time period.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of interest-bearing deposits with banks or other financial institutions, federal funds sold and securities purchased under agreements to resell with original maturities less than 30 days. All federal funds are sold overnight with daily settlement required. We use short-term investments in circumstances where a large depositor indicates the increase in deposit balance is likely to be short-term. Included in interest bearing cash equivalents at December 31, 2005, were $100.0 million of securities purchased on December 8, 2005 under agreements to resell on January 3, 2006, to accommodate a large, short-term deposit.

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

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2005:
U.S. government agency securities	$203,753	$200,357	$—	$—	$203,753	$200,357
Collateralized mortgage obligations	187,368	183,100	—	—	187,368	183,100
Mortgage-backed securities	166,592	161,898	—	—	166,592	161,898
State and municipal obligations	111,380	111,123	—	—	111,380	111,123
Other debt securities	—	—	275	275	275	275

Total	$669,093	$656,478	$275	$275	$669,368	$656,753

December 31, 2004:
U.S. government agency securities	$194,370	$193,693	$—	$—	$194,370	$193,693
Collateralized mortgage obligations	117,020	115,693	—	—	117,020	115,693
Mortgage-backed securities	181,515	180,351	—	—	181,515	180,351
State and municipal obligations	41,668	43,607	—	—	41,668	43,607
Other debt securities	—	—	275	275	275	275

Total	$534,573	$533,344	$275	$275	$534,848	$533,619

December 31, 2003:
U.S. government agency securities	$176,888	$180,243	$—	$—	$176,888	$180,243
Collateralized mortgage obligations	116,053	116,300	—	—	116,053	116,300
Mortgage-backed securities	143,259	143,072	—	—	143,259	143,072
State and municipal obligations	45,918	48,162	—	—	45,918	48,162
Other debt securities	—	—	525	564	525	564

Total	$482,118	$487,777	$525	$564	$482,643	$488,341

Investment securities do not include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $12.9 million, $12.5 million, and $12.1 million, at December 31, 2005, 2004, and 2003, respectively. These investments are stated at cost, which approximates fair value.

We consider our commercial loan portfolio to be our primary earning asset and use our investment portfolio primarily for liquidity and interest rate risk management. Our investment portfolio increased by $123.1 million, or 23.1%, to $656.8 million at December 31, 2005 compared to $533.6 million at year-end 2004. During 2005, we purchased approximately $73 million in securities to replace maturities, sales and other cash flows from our existing securities portfolio. In addition, beginning in September 2005, we purchased $133 million in securities as part of an interest rate risk management strategy to reduce potential exposure to declining interest rates. We completed the implementation of this strategy with the purchase of $16 million of additional municipal securities in January 2006. Securities purchased in 2005 included $20.1 million of U.S. government agency securities, $112.5 million of mortgage-related securities and $73.4 million of tax-exempt municipal securities. The mortgage-related securities were purchased at discounts to par and had an average life of approximately 6 years. The tax-exempt municipal securities had average lives to the par call date of 9 years. The weighted average life of the investment portfolio at December 31, 2005 was approximately five years as compared to four years at the end of 2004. In connection with our liquidity risk management, we regularly assess the size of our investment portfolio to meet our liquidity needs. See the sections of this discussion and analysis captioned “Liquidity” and “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on liquidity and interest rate risk management.

The net unrealized loss on the available for sale portfolio was $12.6 million at the end of 2005 compared to an unrealized loss of $1.2 million at the end of 2004. The decline in the fair value of the portfolio was due to changes in market interest rates and not credit deterioration. We manage our potential exposure to impairment within our investment securities portfolio by limiting the purchase of securities at a premium over par value and by subjecting all securities to interest rate shock testing prior to their acquisition. No security is purchased if the result of the interest rate shock testing indicates a negative yield could result under any of the rate shocks. In addition, we adjust premium amortization monthly based on current prepayment estimates and 12 month rolling actual prepayment rates for all mortgage related securities.

At December 31, 2005, we had 120 investment securities in an unrealized loss position. Of these securities, 25 securities have been in a loss position for twelve months or more. We believe that none of these unrealized losses represented other-than-temporary impairments of our investment portfolio. We believe that we have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

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

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2005
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government agency securities	$45,126	2.97%	$110,234	3.58%	$44,997	4.33%	$—	—%	$200,357	3.61%
Collateralized mortgage obligations (2)	22,048	3.90	74,509	4.16	86,543	4.96	—	—	183,100	4.51
Mortgage-backed securities (2)	29,331	4.30	78,539	4.29	44,144	4.51	9,884	4.54	161,898	4.37
States and political subdivisions (3)	2,953	3.78	7,530	3.86	14,908	4.95	85,732	4.11	111,123	4.20

Total available-for-sale	99,458	3.59	270,812	3.95	190,592	4.71	95,616	4.15	656,478	4.15
Held-to-maturity securities (4):
Other debt securities	—	—	275	7.30	—	—	—	—	275	7.30

Total held-to-maturity	—	—	275	7.30	—	—	—	—	275	7.30

Total securities	$99,458	3.59%	$271,087	3.96%	$190,592	4.71%	$95,616	4.15%	$656,753	4.15%

(1)	Based on estimated fair value.

(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

(4)	Based on amortized cost.

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

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. However, certain municipal issues, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions. We also have investments in Federal Reserve Bank stock and FHLB stock which are required to be maintained for various purposes. At December 31, 2005, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold.

Investment securities with an approximate book value of $395 million and $304 million at December 31, 2005 and 2004, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial and industrial	$665,023	$656,099	$589,987	$586,885	$521,592
Commercial real estate secured	793,965	732,251	642,364	484,015	354,214
Real estate – construction	684,737	531,868	364,294	317,739	380,674
Residential real estate – mortgages	63,789	64,569	86,710	117,652	160,699
Mortgage loans held-for-sale	—	—	—	—	1,147
Home equity loans and lines of credit	161,058	207,164	253,006	336,727	273,133
Consumer	14,972	18,386	24,636	34,572	47,572
Other loans	1,497	1,460	1,330	2,412	3,461

Gross loans	2,385,041	2,211,797	1,962,327	1,880,002	1,742,492
Less: Unearned discount	(110)	(191)	(319)	(528)	(855)

Total loans	2,384,931	2,211,606	1,962,008	1,879,474	1,741,637
Less: Allowance for loan losses	(37,481)	(37,484)	(34,356)	(34,073)	(31,118)

Loans, net	$2,347,450	$2,174,122	$1,927,652	$1,845,401	$1,710,519

At December 31, 2005, our gross loan portfolio totaled $2.4 billion compared to gross loans at December 31, 2004 and 2003 of $2.2 billion and $2.0 billion, respectively. Our loan portfolio is comprised primarily of commercial loans, which constituted 90% of total loans at December 31, 2005. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate—construction, totaled $2.14 billion at year-end, an increase of $223.5 million, or 11.6%, over commercial loans at December 31, 2004. Our total commercial loans of $1.92 billion at December 31, 2004 increased $323.6 million, or 20.3% over commercial loans of $1.60 billion at December 31, 2003. Our consumer-oriented loan products, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans decreased to $241.2 million at year-end 2005 compared to $290.1 million and $364.4 million at December 31,

2004 and 2003, respectively. Consumer loans have continued to decline as we discontinued origination of indirect auto and manufactured homes, de-emphasized first mortgage products, and ceased acquiring home equity loans and lines from mortgage brokers.

Commercial and industrial (“C&I”) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than the business real estate. These loans totaled $665.0 million, $656.1 million, and $590.0 million, at December 31, 2005, 2004, and 2003, respectively and have represented between 28% and 30% of our total loan portfolio over the last three years. C&I loans increased $8.9 million, or 1.4%, during 2005 and $66.1 million, or 11.2% during 2004.

Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. These loans totaled $794.0 million, $732.3 million, and $642.4 million, at December 31, 2005, 2004, and 2003, respectively and have represented approximately 33% of our total loan portfolio over the past three years. Commercial real estate secured loans increased $61.7 million, or 8.4%, during 2005 and $89.9 million, or 14.0% during 2004. The growth in commercial real estate secured loans in 2005 and 2004 related primarily to investment and income-producing properties. Commercial real estate lending has remained strong over the last two years as historically low interest rates have added to the attractiveness of real estate investments. While commercial real estate loans have increased, the percentage of these loans to our total loan portfolio has remained at approximately 33% to 34% over the past three years. At December 31, 2005 and 2004, the composition of our commercial real estate secured portfolio was approximately as follows:

	December 31, 2005		December 31, 2004
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	57%	18%	56%	19%
Owner occupied	25%	9%	29%	10%

Subtotal	82%	27%	85%	29%
Residential income property	18%	6%	15%	5%

Total commercial real estate secured	100%	33%	100%	34%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. These loans totaled $684.7 million, $531.9 million, and $364.3 million at December 31, 2005, 2004 and 2003, respectively. These loans represented 29% of our total loan portfolio at December 31, 2005, compared to 24% and 19% at December 31, 2004 and 2003, respectively. Real estate—construction loans increased $152.9 million, or 29%, in 2005 and $167.6 million, or 46.0% during 2004. At December 31, 2005 and 2004, the composition of our real estate—construction loan portfolio was approximately as follows:

	December 31, 2005		December 31, 2004
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties	71%	21%	64%	15%
Commercial property	11%	3%	20%	5%
Land and land development	18%	5%	16%	4%

Total real estate – construction	100%	29%	100%	24%

We expect that our 2006 growth rate in total commercial loans, which includes commercial and industrial, commercial real estate secured, and real estate—construction, to reflect historical growth rates. During 2005, most of our commercial loan growth occurred in our real estate portfolios, a market that we believe has benefited from a robust real estate market and favorable interest rates. In 2006, we plan to focus on originating C&I loans, while continuing our historically strong real estate development and investment lending. If the real estate market in the Chicago metropolitan area softens significantly above and beyond our current projections and we are unable to increase our penetration into the operating company C&I market, our commercial loan growth rate could slow.

Our portfolio of residential real estate-mortgages continues to decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2005, this portfolio totaled $63.8 million compared to $64.6 million and $86.7 million at December 31, 2004 and 2003, respectively. Correspondingly, this portfolio as a percentage of total loans has decreased to 3% at year-end 2004 from 4% at December 31, 2003. We expect that this portfolio of loans will continue to decline. In 2001, we also stopped originating residential real estate loans for sale into the secondary market.

Our portfolio of home equity loans and lines of credit continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2005, this portfolio totaled $161.1 million, compared to $207.2 million and $253.0 million at December 31, 2004 and 2003 respectively. Correspondingly, this portfolio as a percentage of total loans decreased to 7% at year-end 2005 from 9% and 13% at December 31, 2004 and 2003, respectively. The percentage of our home equity loans and lines that exceed 80% of the appraised value of the underlying real estate, after giving effect to any outstanding first mortgage loans, was 18% at December 31, 2005 as compared to 31% at year-end 2003. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of appraised value. The percentage of our outstanding home equity loans and lines that were originally sourced through mortgage brokers was 26% at year-end 2005 compared to 43% at December 31, 2003.

Consumer loans were $15.0 million, $18.4 million, and $24.6 million at December 31, 2005, 2004, and 2003, respectively and represented less than 1% of total loans at December 31, 2005. Of total consumer loans at December 31, 2005, 79% were indirect manufactured home loans, 5% were indirect auto and boat loans, 2% were direct auto loans, and the remaining 14% were other personal secured and unsecured loans. During 2003, we discontinued the origination of indirect auto and manufactured homes. As a result, we expect our indirect consumer loan portfolio to continue to decline as these loans repay.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2005(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$498,016	$516,627	$318,805	$118,020	$7,520	$1,458,988
Real estate – construction	342,126	8,108	321,771	12,732	—	684,737
Residential real estate – mortgages	20,558	9,009	25,706	—	8,516	63,789
Home equity loans and lines of credit	18,851	1,641	17,802	—	122,764	161,058
Consumer	2,770	5,365	78	6,354	405	14,972
Other loans	1,497	—	—	—	—	1,497

Total gross loans	$883,818	$540,750	$684,162	$137,106	$139,205	$2,385,041

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $6.5 million as of December 31, 2005.

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

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$2,615	$1,807	$4,728	$6,151	$3,744
Nonaccrual loans	10,834	12,286	18,056	12,107	13,656

Total nonperforming loans	13,449	14,093	22,784	18,258	17,400
Other real estate	1,139	46	141	602	322
Other repossessed assets	—	12	23	23	247

Total nonperforming assets	$14,588	$14,151	$22,948	$18,883	$17,969

Restructured loans not included in nonperforming assets	$—	$1,777	$130	$313	$—
Nonperforming loans to total loans	0.56%	0.64%	1.16%	0.97%	1.00%
Nonperforming assets to total loans plus repossessed property	0.61%	0.64%	1.17%	1.00%	1.03%
Nonperforming assets to total assets	0.44%	0.49%	0.88%	0.74%	0.75%

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

Information about the impaired loans at or for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$26,605	$12,271	$12,788
With no related allowance for loan loss	9,159	6,056	11,559

Total	$35,764	$18,327	$24,347

Allowance for loan losses related to impaired loans, at end of year	$1,925	$1,067	$5,503
Average balance of impaired loans for the year	27,678	20,797	23,377
Interest income recognized on impaired loans for the year	1,918	1,004	982

Although the amount of impaired loans increased at the end of 2005, as compared to 2004 and 2003, the corresponding allowance for loan losses related to impaired loans, did not increase proportionately. The allowance for loan losses related to impaired loans was $1.9 million at December 31, 2005, as compared to $1.1 million at December 31, 2004 and $5.5 million at December 31, 2003.

In addition to the impaired loans, we continue to closely monitor the credit quality trends in the manufactured housing industry and its potential impact on our portfolio of loans secured by manufactured homes. These trends could lead to higher net charge-offs in the future. At December 31, 2005, our consumer loan portfolio included $11.8 million of loans to consumers secured by manufactured homes, however, we have discontinued the origination of these loans and we expect this portfolio to continue to decline over time.

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

The formula portion of the allowance is calculated by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial, which includes C&I, commercial real estate, and real estate construction loans, residential real estate mortgage and consumer loans. Those categories are further segregated by risk classification and in some cases by delinquency status. Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; for example home equity loans over 80% loan to value, home equity loans equal to or less than 80%, and loans secured by manufactured homes. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, segmenting loans with similar attributes and risk characteristics. We calculate actual historic loss rates for prior years for each separate loan segment identified. Each of the prior years’ historical loss rates is then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the segments, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied against the current period loans outstanding to derive an estimated loss.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Average total loans	$2,271,681	$2,045,723	$1,898,604	$1,800,544	$1,660,082

Total loans at end of year	$2,384,931	$2,211,606	$1,962,008	$1,879,474	$1,741,637

Allowance for loan losses:
Allowance at beginning of year	$37,484	$34,356	$34,073	$31,118	$29,568

Charge-offs:
Commercial and commercial real estate	(5,240)	(6,783)	(8,099)	(6,603)	(7,987)
Real estate – construction	(103)	(85)	—	(350)	—
Residential real estate – mortgages	(260)	(202)	(101)	(152)	(96)
Consumer and other (1)	(1,485)	(2,050)	(1,748)	(1,428)	(914)

Subtotal	(7,088)	(9,120)	(9,948)	(8,533)	(8,997)

Recoveries:
Commercial and commercial real estate	761	1,550	560	1,403	615
Real estate – construction	89	2	—	—	—
Residential real estate – mortgages	—	47	46	43	—
Consumer and other (1)	712	566	392	142	232

Subtotal	1,562	2,165	998	1,588	847

Net charge-offs	(5,526)	(6,955)	(8,950)	(6,945)	(8,150)

Provision for loan losses	5,523	10,083	9,233	9,900	9,700

Allowance at end of year	$37,481	$37,484	$34,356	$34,073	$31,118

Net charge-offs to average total loans	0.24%	0.34%	0.47%	0.39%	0.49%
Allowance to total loans at end of year	1.57%	1.69%	1.75%	1.81%	1.79%
Allowance to non-performing loans	278.69%	265.98%	150.79%	186.62%	178.84%

(1)	Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is highly probable and clearly identified. Net charge-offs were $5.5 million, or 0.24% of average loans, during 2005. In comparison, net charge-offs totaled $7.0 million, or 0.34% of average loans, during 2004 and $9.0 million, or 0.47% of average loans, during 2003. The provision for loan losses was $5.5 million, $10.1 million, and $9.2 million for the years ended December 31, 2005, 2004, and 2003 respectively.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2005		2004		2003		2002		2001
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS (1)
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$20,705	61.2%	$20,128	62.8%	$21,438	62.8%	$18,751	56.9%	$17,516	50.3%
Real estate – construction	9,718	28.7	7,711	24.0	6,337	18.6	5,564	16.9	5,710	21.9
Residential real estate – mortgages	469	2.7	406	2.9	526	4.4	376	6.3	402	9.2
Consumer and other	2,292	7.4	3,501	10.3	3,389	14.2	4,614	19.9	2,131	18.6
Unallocated	4,297	—	5,738	—	2,666	—	4,768	—	5,359	—

Total allowance for loan losses	$37,481	100.0%	$37,484	100.0%	$34,356	100.0%	$34,073	100.0%	$31,118	100.0%

(1)	Excludes mortgage loans held-for-sale.

Nonearning Assets

The Company has $23.2 million and $23.4 million of goodwill at December 31, 2005 and 2004, respectively, created from the 1997 acquisition of the Bank. Goodwill was reduced by $117,000 during 2005 in connection with the sale of the land trust operations. In recording goodwill in 1997, the Company elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore, included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts was offset against the proceeds from the sale. Goodwill is tested annually for impairment and as of July 1, 2005, the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during 2004.

Premises, leasehold improvements, and equipment, net of accumulated depreciation and amortization, increased to $15.1 million at December 31, 2005, compared to $14.8 million at December 31, 2004. The increase in premises, leasehold improvements and equipment was due to the construction of our Ashland banking center, as well the remodeling of our Wheeling banking center. Partially offsetting these increases was the completion in 2005 of the sale of our Broadview banking center that had a net book value $2.0 million.

Deposits

Our deposits consist of noninterest and interest-bearing demand deposits, savings deposits, CDs, certain public funds and customer repurchase agreements. Our customer repurchase agreements are reported in other borrowings. We also use brokered and other out-of-local-market CDs to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2005			2004			2003
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$438,784	18.6%	—%	$447,345	20.8%	—%	$394,511	20.0%	—%
NOW accounts	117,657	5.0	0.45	134,180	6.3	0.48	135,574	6.8	0.55
Money market accounts	509,832	21.6	2.08	430,740	20.0	0.86	429,071	21.7	0.92
Savings deposits	78,853	3.3	0.29	89,678	4.2	0.31	90,975	4.6	0.38
Time deposits:
Certificates of deposit	541,547	22.9	3.14	510,632	23.8	2.39	475,827	24.0	2.58
Out-of-local-market certificates of deposit	139,001	5.9	3.36	96,663	4.5	2.59	92,499	4.7	3.00
Brokered certificates of deposit	463,476	19.6	3.61	369,735	17.3	2.92	290,255	14.7	2.51
Public funds	72,822	3.1	3.07	66,993	3.1	1.61	68,900	3.5	1.51

Total time deposits	1,216,846	51.5	3.34	1,044,023	48.7	2.55	927,481	46.9	2.52

Total deposits	$2,361,972	100.0%		$2,145,966	100.0%		$1,977,612	100.0%

During 2005, year-to-date average deposit balances increased $216.0 million, or 10.1%, to $2.36 billion in 2005 from $2.15 billion during 2004. Almost two-thirds of the increase in deposits was obtained through issuance of brokered and out-of-local-market CDs. Average brokered CDs increased $93.7 million during 2005, to $463.5 million in 2005 compared to an average of $369.7 million in 2004. In addition, average out-of-local-market CDs increased $42.3 million during 2005 to $139.0 million. From in-market sources, the largest increases in average balances were in money market accounts and customer CDs. Average money market accounts were $509.8 million during 2005, an increase of $79.1 million, or 18.4%, from $430.7 million during 2004. Average customer CDs increased $30.7 million, or 6.1%, during 2005 to $541.5 million as compared to $510.6 million during 2004.

During 2004, year-to-date average deposit balances increased $168.4 million, or 8.5%, to $2.15 billion from $1.98 billion during 2003. The increase in deposits was almost equally split between in-market and out-of-market funding sources. Average brokered CDs increased $79.5 million during 2004, to $369.7 million in 2004 compared to an average of $290.3 million in 2003. In addition, average out-of-local-market CDs increased $4.2 million during 2004 to $96.7 million. From in-market sources, the largest increases in average balances were in noninterest-bearing demand deposits and customer CDs. Average noninterest bearing demand deposits were $447.3 million during 2004, an increase of $52.8 million, or 13.4%, from $394.5 million during 2003. Average customer CDs increased $34.8 million, or 7.3%, during 2004 to $510.6 million as compared to $475.8 million during 2003.

The following table sets forth the period end balances of total deposits at December 31, 2005, 2004 and 2003, respectively, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2005	2004	2003
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$464,289	$519,158	$445,193
NOW accounts	104,269	124,015	136,119
Savings accounts	73,173	85,371	90,177
Money market accounts	645,523	421,529	425,449
Customer certificates of deposit	549,793	525,173	498,189
Public time deposits	69,679	69,635	55,793

Total in-market deposits	1,906,726	1,744,881	1,650,920

Out-of-market deposits:
Out-of-local-market certificates of deposit	131,116	124,005	76,475
Brokered certificates of deposit	505,802	415,811	285,689

Total out-of-market deposits	636,918	539,816	362,164

Total deposits	$2,543,644	$2,284,697	$2,013,084

Total period-end deposit balances increased $258.9 million, or 11.3%, to $2.54 billion at December 31, 2005 compared to $2.28 billion at December 31, 2004. Total in-market deposits increased $161.8 million, or 9.3%, in 2005 to $1.9 billion at December 31, 2005. Total out-of-market deposits increased $97.1 million, or 18.0%, in 2005 to $636.9 million at December 31, 2005.

In-market funding increases occurred in money market deposits, which increased by $224.0 million to $645.5 million at year-end 2005, and customer CDs that increased by $24.6 million to $549.8 million at December 31, 2005. Deposits in noninterest bearing demand deposits, savings and NOW accounts declined $86.8 million, or 11.9%, at December 31, 2005.

A significant portion of the increase in money market accounts in 2005 was a result of increased deposits from a single deposit customer. On October 28, 2005, we entered into a strategic alliance with a tax-deferred exchange company in which all four of our tax-deferred exchange professionals became employees of that company and we became the primary financial custodian for that company in the Midwest region. As a result, tax-deferred exchange deposits increased to $247.9 million at December 31, 2005 from $115.0 million at December 31, 2004. Money market accounts also increased in 2005 from the introduction of a new, higher rate promotional account in the spring of 2005.

Our in-market deposits also include deposits and other borrowings from what we describe as “deposit-rich” customers. These customers include title companies, downstream correspondent banks and local municipalities, among others. Within this customer group, there were two customers with combined deposit balances of $165 million at December 31, 2005.

On January 27, 2005, we completed the sale of our Broadview banking center. In addition to selling the physical land and building, we sold approximately $19.7 million of deposits. The deposits sold consisted of $2.5 million of noninterest-bearing demand deposits, $4.1 million of interest-bearing demand deposits and $13.1 million of CDs. The sale of these deposits did not have a material impact on our funding.

We utilize out-of-market CD’s to fund the portion of our earning asset growth that is not funded with in-market deposits and other borrowings. While these time deposits generally carry higher interest rates, prudent use of these alternatives is part of our strategy for the management of our overall cost of funding. When we evaluate the rate paid on a particular in-market deposit product, we quantify the cost of the increase and weigh it against the alternative of maintaining the rate and exposing ourselves to potential balance runoff, which then must be funded through alternative sources. This in-market deposit pricing strategy has been critical for us in the management of our cost of total funding. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These CDs are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of CDs obtained through this marketing medium was $131.1 million at December 31, 2005, as compared to $124.0 million and $76.5 million at December 31, 2004, and 2003, respectively. We also issue brokered CDs. The balance of our brokered CDs was $505.8 million, $415.8 million, and $285.7 million at December 31, 2005, 2004, and 2003, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered CDs without prior regulatory approval, and the Bank is currently categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments related to those brokered CDs accounted for as fair value hedges. The broker placement fees are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The fair value adjustment relates to those brokered CDs that are hedged with CD swaps. At December 31, 2005, the scheduled maturities of brokered CDs are as follows:

Year	Associated with CD swaps	All Others	Total
	(in thousands)
2006	$10,000	$156,890	$166,890
2007	50,000	23,312	73,312
2008	29,888	9,896	39,784
2009	9,757	—	9,757
2010	39,535	—	39,535
Thereafter	179,157	—	179,157

Subtotal	318,337	190,098	508,435
Unamortized broker placement fees	(2,532)	(552)	(3,084)
Fair value adjustment	451	—	451

Total	$316,256	$189,546	$505,802

We have entered into interest rate exchange contracts to change the fixed interest expense on certain brokered CDs to variable. Under these contracts, we receive a fixed interest rate over the term of the agreement and pay a floating interest rate based upon 3-month LIBOR. The notional amount of these interest rate exchange contracts related to brokered CDs totaled $320.0 million at December 31, 2005.

One of our key goals in 2006 is to increase our deposits from our commercial customers, particularly with respect to noninterest-bearing demand deposit accounts. To achieve this goal we have revised our incentive compensation program to give more value to customer deposit accounts. Additionally, in 2006 we will be introducing cash management product enhancements including imaged lockbox and remote deposit capture. We believe our focus on operating companies and C & I lending customers will also facilitate growth in lower-cost deposits. Historically, our real estate developers and investors, in aggregate, maintain deposits approximating 14% of their aggregate loan outstandings. In comparison, our operating companies, in aggregate, maintain deposits approximating 70% of their aggregate loan outstandings. Our strategies and tactics to grow our deposits do not include significant expansion of our physical banking facilities.

Time deposits, including public funds, in denominations of $100,000 or more totaled $342.8 million at December 31, 2005. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2005:

December 31, 2005
(in thousands)
3 months or less	$120,170
Between 3 months and 6 months	56,776
Between 6 months and 12 months	82,452
Over 12 months	83,444

Total	$342,842

Total period-end deposit balances increased $271.6 million, or 13.5%, to $2.28 billion at December 31, 2004 compared to $2.01 billion at December 31, 2003. Total in-market deposits increased $94.0 million, or 5.7%, in 2004 to $1.7 billion at December 31, 2004. Total out-of-market deposits increased $177.7 million, or 49.0%, in 2004 to $539.8 million at December 31, 2004. Brokered CDs increased $130.1 million during 2004 to $415.8 million and out-of-local market CDs increased $47.5 million during 2004 to $124.0 million at year-end 2004. In-market funding increases occurred in noninterest-bearing demand deposits, which increased by $74.0 million to $519.2 million at year-end 2004, and customer CDs that increased by $27.0 million to $525.2 million at December 31, 2004. Deposits in NOW and money market accounts declined.

Other Borrowings

At December 31, 2005, our other borrowings totaled $298.4 million as compared to $229.5 million at December 31, 2004. Average other borrowings for 2005 and 2004 were $248.7 million and $219.4 million, respectively. Our other borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks. The overnight securities sold under agreement to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. At December 31, 2005, we had a $100.0 million term repurchase agreement that we executed with a broker/dealer to fund a portion of our investment security purchases during 2005. The term repurchase agreement, which matures in September 2007, carries a variable interest rate tied to 3-month LIBOR with a maximum rate of 5.12%. At December 31, 2005, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $165 million and $750 million, respectively.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements were the only category meeting this criteria.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$250,746	$185,737	$169,890
Weighted average interest rate at year end	3.24%	1.19%	0.75%
Maximum amount outstanding (1)	$276,827	$223,404	$219,658
Average amount outstanding during the year	$203,595	$176,944	$182,017
Daily average interest rate during the year	2.34%	0.97%	0.97%

(1)	Based on amount outstanding at month end during each year.

Notes Payable and FHLB Advances

Notes payable. At December 31, 2005, the Company had a $20.0 million revolving credit facility that had not been drawn upon. The facility matures on November 27, 2006 and is secured by the Company’s pledge of its capital stock of the Bank. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2005, we were in compliance with these covenants.

At December 31, 2004, we had $10.0 million of unsecured, subordinated debt and $500,000 outstanding under our term loan. The subordinated debt and term loan were repaid in their entirety on September 7, 2005.

FHLB advances. Our borrowings from the FHLB totaled $75.0 million and carried a weighted average interest rate of 4.56% at both December 31, 2005 and 2004. The advances have remaining terms of approximately 5 years, but are callable at par at the FHLB’s option. The FHLB advances are collateralized by investment securities and a blanket lien on qualified first-mortgage residential and home equity loans. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2005, we had $87.6 million of junior subordinated debentures that were comprised of $46.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. We report a liability for the total balance of the junior subordinated debentures issued to the Trusts. We report the equity investments in the Trusts of $2.6 million in other assets on the Consolidated Balance Sheet at December 31, 2005. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYC Capital Trust I is a wholly owned subsidiary we formed for the purpose of issuing $45.0 million of trust preferred securities in October 2002. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of our 9.75% junior subordinated debentures. The sole assets of the TAYC Capital Trust I are our junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. We incurred issuance costs of $3.1 million that is being amortized over the 30 year term of the junior subordinated debentures. At December 31, 2005, unamortized issuance costs relating to these debentures totaled $2.8 million.

In June 2004, we formed TAYC Capital Trust II, a wholly owned subsidiary, for the purpose of issuing $40.0 million of floating rate trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.2 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust II in $41.2 million of our floating rate junior subordinated debentures. The sole assets of the TAYC Capital Trust II are our junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 7.18% and 5.18% at December 31, 2005 and 2004, respectively. We incurred issuance costs of $470,000 that is being amortized over the 30 year term of the junior subordinated debentures. At December 31, 2005, unamortized issuance costs relating to these debentures totaled $447,000.

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

At December 31, 2005, 2004, and 2003, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. The holding company’s regulatory capital ratios increased in 2005 as a result of the common stock offering completed in August 2005 and from earnings retention. The holding company’s regulatory capital ratios declined in 2004 as a result of the increase in average and risk-weighted assets and the redemption of the preferred stock. During 2004, we redeemed the $38.25 million Series A noncumulative perpetual preferred stock, all of which qualified as Tier I capital. The Series A preferred stock was redeemed with the proceeds from the issuance of $40.0 million of trust preferred securities by TAYC Capital Trust II on June 16, 2004. A portion of the trust preferred securities qualifies as Tier I capital and the remainder qualifies as Tier II capital. As a result, the redemption of the preferred stock and the issuance of the trust preferred securities caused a decline in Tier I capital, but no material impact on total capital (Tier I and Tier II). Total capital increased in 2004 because of earnings retention.

At December 31, 2005, 2004, and 2003, the Bank was considered “well capitalized” under regulatory capital guidelines. All of the Bank’s capital ratios increased during 2005, as growth in equity outpaced the higher risk-weighted and average assets. During 2004, the Bank’s ratio of Tier I to risk weighted assets and total capital to risk weighted assets both decreased. The decrease was a result of higher risk weighted assets, partly offset by an increase in regulatory capital. Regulatory capital increased through earnings retention. The Bank’s dividend payout as a percentage of Bank net income was 28% for the year ended December 31, 2005. We intend to maintain the Bank’s capital levels at amounts above the regulatory “well capitalized” guidelines.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44	>$107,847	>4.00	>$161,770	>6.00
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90	>$126,475	>4.00	>$158,094	>5.00
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	>$199,125	>8.00%	>$248,906	>10.00%
Cole Taylor Bank	262,350	10.55	>198,954	>8.00	>248,692	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29	>$99,563	>4.00	>$149,344	>6.00
Cole Taylor Bank	231,185	9.30	>99,477	>4.00	>149,215	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49	>$111,757	>4.00	>$139,696	>5.00
Cole Taylor Bank	231,185	8.29	>111,611	>4.00	>139,514	>5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$231,328	10.44%	>$177,300	>8.00%	>$221,625	>10.00%
Cole Taylor Bank	237,702	10.75	>176,823	>8.00	>221,028	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	193,543	8.73	>88,650	>4.00	>132,975	>6.00
Cole Taylor Bank	209,990	9.50	>88,411	>4.00	>132,617	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	193,543	7.64	>101,357	>4.00	>126,697	>5.00
Cole Taylor Bank	209,990	8.31	>101,130	>4.00	>126,413	>5.00

During 2005, 2004, and 2003, we declared common stock dividends of $0.24 per share in each year. The amount of dividends paid was $2.5 million in 2005 and $2.3 million in 2004 and 2003. The increase in common shares outstanding because of the August 2005 public offering, as well as the exercise of stock options, caused the increase in the amount of dividends paid in 2005.

During 2004, we also declared preferred stock dividends of $1.225 per share, totaling $1.9 million. We redeemed the Series A preferred stock on July 16, 2004, and therefore no longer pay preferred dividends. During 2003, we declared preferred stock dividends of $2.25 per share, totaling $3.4 million.

As of December 31, 2005, we had purchased 323,007 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. Previously, under the terms of our employee stock ownership plan, stock option agreements, and the restricted stock program, we were obligated to purchase shares of our stock from terminated employees related to “put” rights. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans and we purchased no additional treasury shares in 2005 or 2004.

Liquidity

In addition to the normal influx of liquidity from in-market deposit growth, in concert with repayments and maturities of loans and investments, the Bank utilizes brokered and out-of-local-market CDs, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risks associated with this reliance on wholesale funding sources by extending and laddering the maturity of these liabilities and pledging collateral. We manage the risk associated with volatility in our customers’ deposit balances by maintaining adequate alternate sources of funding and excess collateral available for immediate use. For example, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. Under this program, at December 31, 2005, the Bank maintained $411 million of commercial loans as collateral with a lendable value of $308 million. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provide additional short-term borrowing capacity of $165 million at December 31, 2005. Pre-approved repurchase agreement availability with major brokers and banks totaled $750 million at December 31, 2005, subject to acceptable unpledged marketable securities.

At December 31, 2005, our total assets increased to $3.3 billion, a $391.6 million, or 13.6%, increased from December 31, 2004. The increase in total assets was primarily funded with a $279.5 million increase in deposits and a $68.9 million increase in other borrowings. The increase in deposits was primarily due to a $224.0 million increase in money market account balances and a $90.0 million increase in brokered CD balances. Cash inflow from operations exceeded cash outflows by $36.1 million in 2005. We also received $39.0 million of proceeds, net of issuance costs, from the offering of 1.15 million of our common shares in 2005. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2006.

During 2004, our total assets increased by $285.4 million, or 11.0%. The increase in total assets was primarily funded with the $273.0 million increase in deposits. The increase in deposits was primarily due to a $177.7 million increase in brokered and out-of-local-market CDs a $74.0 million increase in noninterest-bearing demand deposits. Cash inflow from operations exceeded cash outflows by $37.1 million in 2004.

During 2003, our total assets increased by $68.2 million, or 2.7%. The asset growth was funded almost equally by wholesale deposits and cash provided by operations. Most of the increase in wholesale deposits was from higher brokered CD balances. Cash inflows from operations exceeded cash outflows by $41.2 million in 2003.

Interest received net of interest paid was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows.

Our net cash outflows from investing activities for the years ended December 31, 2005, 2004, and 2003 were $331.4 million, $305.8 million, and $94.2 million, respectively. During 2005, the net cash outflow was primarily invested in loans of $181.0 million and investment securities of $136.2 million. In 2004 and 2003, the net cash outflow was primarily invested in loans.

Our net cash inflows from financing activities for years ended December 31, 2005, 2004, and 2003 were $377.1 million, $259.4 million, and $48.6 million, respectively. The majority of the cash inflows each year were from net increases in deposits. Net deposit inflows were $279.5 million, $273.0 million and $49.3 million in 2005, 2004 and 2003, respectively. During 2005, we also utilized term securities sold under agreements to repurchase to fund a portion of our investing activities. A portion of the net proceeds of $39.0 million from our common stock offering was used to retire our subordinated and term debt totaling $10.5 million. In 2004, we used proceeds from the issuance of $41.2 million of junior subordinated debentures to TAYC Capital Trust II to redeem all of the outstanding Series A preferred stock at its stated amount of $38.25 million.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. During 2005 and 2004, the Bank declared $6.0 million and $8.0 million, respectively of dividends to the holding company. During 2003, the Bank did not declare any dividends. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2005, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $78.4 million.

We also receive funds from the exercise of employee stock options. We received $2.6 million during each of 2005 and 2004 from the exercise of employee stock options, compared to $1.3 million in 2003.

In 2005, we received net proceeds, after issuance costs, of $39.0 million from the issuance of 1.15 million shares of our common stock. We used $10.5 million of the proceeds to repay our notes payable. To date we have maintained the remaining proceeds at the holding company level for general corporate purposes and to support future growth.

Our liquidity uses at the holding company level consist primarily of dividends to stockholders, debt service requirements on the debentures issued to TAYC Capital Trust I and TAYC Capital Trust II, and expenses for general corporate purposes. The holding company currently has sufficient cash to meet its expected obligations in 2006. In addition, we have a $20.0 million revolving credit facility, which was not drawn upon at December 31, 2005.

In 2004, we received net proceeds, after issuance costs, of $40.8 million from the issuance of junior subordinated debentures to TAYC Capital Trust II. We used most of these proceeds to redeem all of our outstanding Series A preferred stock. The redemption price was the stated value of $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. The remainder of the proceeds were used for general corporate purposes.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $925.5 million and $870.4 million at December 31, 2005 and 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, approximately 60% of available consumer and commercial loan commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

We had $110.6 million and $114.8 million of financial and performance standby letters of credit at December 31, 2005 and 2004, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

The following table shows as of December 31, 2005 the loan commitments and financial guarantees by maturity date.

	December 31, 2005
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$474,766	$298,516	$26,158	$21,675	$821,115
Consumer	3,160	9,479	21,080	70,624	104,343
Financial guarantees:
Financial standby letters of credit	41,406	12,458	178	1,088	55,130
Performance standby letters of credit	48,110	7,019	208	150	55,487

The following table shows, as of December 31, 2005, our obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits. FHLB advances are categorized by their call date as opposed to maturity date.

	December 31, 2005
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$75,000	$—	$—	$—	$75,000
Junior subordinated debentures	—	—	—	87,638	87,638
Time deposits	730,247	280,956	65,783	179,404	1,256,390
Operating leases	3,191	5,994	5,538	13,478	28,201

Total	$808,438	$286,950	$71,321	$280,520	$1,447,229

Derivative Financial Instruments

At December 31, 2005 and 2004, we had interest rate exchange contracts with notional amounts totaling $320.0 million and $130.0 million, respectively, to change the fixed interest expense on certain brokered CDs to variable. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based upon 3-month LIBOR.

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

During 2003, we entered into swaps with a total notional amount of $200 million, to hedge the variability of cash flows of certain prime-indexed commercial loans and accounted for these transactions as cash flow hedges. However, in October 2003, these swaps were terminated and the resulting gain on termination of $885,000 net of taxes, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain is being reclassified as an adjustment to interest income over the remaining term of the original swaps. During each of the years ended December 31, 2005 and 2004, $172,000 of this deferred gain was reclassified into interest income. During 2006, an additional $172,000 of this deferred gain is expected to be reclassified into interest income.

During 2005, we entered into two five-year interest rate floors, each with a $100.0 million notional amount. The agreements are based upon the prime lending rate and have interest rate floors of 5.50% and 6.25%. We use these interest rate floors as cash flow hedges of certain commercial loans that are tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below the floor level. The premium on the floors is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. The Company did not receive any payment in 2005 from these floors.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Notes 1 and 18 to our consolidated financial statements in this Form 10-K.

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

We have used various interest rate contracts, including swaps and interest rate floors, to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative financial instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or any changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in the balance sheet such as callable agencies and mortgage-backed securities, real estate mortgage loans, and callable borrowings are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

As short-term interest rates increased 325 basis points between June 2004 and December 2005, we took steps to reduce potential exposure to a possible declining interest rate environment in the future. Significant steps during 2005 included our purchase of $200 million in interest rate floors, the continued acquisition of CD interest rate swaps and the extension of the average life of our investment portfolio from four years to five years. As a result of these and other actions, the volatility of our interest rate sensitivity has been reduced in both the rising and falling interest rate environments as compared to December 31, 2004.

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $395,000, or 0.36%, higher than the net interest income in the rates unchanged scenario at December 31, 2005. At December 31, 2004, the projected variance in the rising rate scenario was $3.8 million, or 3.84% higher than the rates unchanged scenario. Net interest income at risk for year one in a 200 basis points falling rate scenario was calculated at $3.0 million, or 2.75%, lower than the net interest income in the rates unchanged scenario at December 31, 2005. At December 31, 2004, the projected variance for year one in a 100 basis points falling rate scenario was $4.2 million, or 4.23% lower than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. Beginning in the first quarter of 2005, we reported our potential exposure to falling rates using 200 basis points as compared to 100 basis points in 2004.

Our interest income simulation modeling indicates that if interest rates were to remain unchanged in 2006, we would expect to be exposed to the negative impact of a significant portion of our time deposits maturing and repricing at today’s higher market rates, while a large portion of our assets are floating and therefore, already reflect today’s market rates.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, no change in the balance sheet size or composition, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2005 and 2004:

	Change in Future Net Interest Income
	At December 31, 2005		At December 31, 2004
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$395	0.36%	$3,806	3.84%
- 100 basis points over one year	—	—	(4,194)	(4.23)%
- 200 basis points over one year	(3,026)	(2.75)%	—	—

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future deposit activity.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$103,894	$—	$—	$—	$—	$—	$103,894
Investment securities and FHLB/Federal Reserve Bank stock	4,160	49,472	45,826	196,131	74,957	299,153	669,699
Loans	1,557,406	51,614	60,024	288,838	279,280	147,769	2,384,931

Total interest-earning assets	1,665,460	101,086	105,850	484,969	354,237	446,922	3,158,524

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	579,095	138,909	—	—	—	104,961	822,965
Certificates of deposit	233,365	507,125	296,612	201,979	17,162	147	1,256,390
Short-term borrowings	198,426	100,000	—	—	—	—	298,426
Notes payable/FHLB advances	—	—	—	—	—	75,000	75,000
Junior subordinated debentures	—	41,238	—	—	—	46,400	87,638

Total interest-bearing liabilities	1,010,886	787,272	296,612	201,979	17,162	226,508	2,540,419

Period gap	$654,574	$(686,186)	$(190,762)	$282,990	$337,075	$220,414	$618,105

Cumulative gap	$654,574	$(31,612)	$(222,374)	$60,616	$397,691	$618,105

Period gap to total assets	19.95%	-20.92%	-5.81%	8.63%	10.27%	6.72%

Cumulative gap to total assets	19.95%	-0.97%	-6.78%	1.85%	12.12%	18.84%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	164.75%	98.24%	89.38%	102.64%	117.19%	124.33%

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

New Accounting Pronouncements

In November 2005, the FASB released FASB Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, this FSP requires certain quantitative and qualitative disclosures for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005, but early application is permitted. We comply with the guidance in this FSP with respect to the determination and measurement of other-than-temporary impairment and have provided the required quantitative and qualitative disclosures. The adoption of this FSP did not have a material impact on our financial statements.

In December 2004, the FASB revised and reissued SFAS 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. We intend to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Stock-based compensation expense, adjusted for estimated forfeitures, will be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards as calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. We are currently evaluating to what extent the entity’s equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the full impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

While we have not yet completed our evaluation of the impact of adoption on the consolidated financial statements, including the transitional provisions of SFAS 123R, we will record increased expense as a result of implementation. While there are differences between SFAS 123R and the original SFAS 123, we have provided disclosure included in the note to the consolidated financial statements under the caption “Employee Benefit Plans” as if we had adopted stock option expensing in prior periods under the original provisions of SFAS 123. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards, if any, before and after the adoption of this standard.

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections, and requires, unless impracticable, retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly issued accounting principle. This Statement also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted and we adopted this Statement in 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K/A constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2006 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors”.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2005 and 2004. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2005 Quarter Ended				2004 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$49,873	$45,682	$42,742	$39,512	$37,002	$34,972	$32,869	$32,510
Interest expense	21,177	18,202	16,158	13,665	12,341	11,262	10,033	9,194

Net interest income	28,696	27,480	26,584	25,847	24,661	23,710	22,836	23,316
Provision for loan losses	2,772	—	917	1,834	1,833	2,750	2,750	2,750
Noninterest income	4,386	4,473	3,954	8,128	5,923	4,280	4,304	4,675
Net cash settlements on CD swaps	22	198	241	223	517	707	735	207
Change in fair value of CD swaps	(1,583)	(2,549)	1,821	(1,576)	(279)	1,940	(2,592)	958
Gain (loss) on sale of investment securities, net	—	—	—	127	(201)	345	—	—
Noninterest expense	17,594	17,797	17,524	16,740	18,164	16,310	18,416	18,783

Income before income taxes	11,155	11,805	14,159	14,175	10,624	11,922	4,117	7,623
Income taxes	4,137	4,408	5,342	5,636	3,462	3,864	1,338	2,649

Net income	$7,018	$7,397	$8,817	$8,539	$7,162	$8,058	$2,779	$4,974

Earnings per share:
Basic	$0.65	$0.73	$0.92	$0.88	$0.75	$0.84	$0.19	$0.43
Diluted	0.63	0.71	0.90	0.87	0.73	0.84	0.18	0.43

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 13, 2006

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,171	$55,101
Federal funds sold	1,900	15,000
Short-term investments	101,994	9,149

Total cash and cash equivalents	161,065	79,250
Investment securities:
Available-for-sale, at fair value	656,478	533,344
Held-to-maturity, at amortized cost (fair value of $275 at December 31, 2005 and 2004)	275	275
Loans, net of allowance for loan losses of $37,481 and $37,484 at December 31, 2005 and 2004, respectively	2,347,450	2,174,122
Premises, leasehold improvements and equipment, net	15,105	14,787
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,946	12,516
Other real estate and repossessed assets, net	1,139	58
Goodwill	23,237	23,354
Other assets	62,977	51,342

Total assets	$3,280,672	$2,889,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$464,289	$519,158
Interest-bearing	2,079,355	1,765,539

Total deposits	2,543,644	2,284,697
Other borrowings	298,426	229,547
Accrued interest, taxes and other liabilities	56,646	46,093
Notes payable and FHLB advances	75,000	85,500
Junior subordinated debentures	87,638	87,638

Total liabilities	3,061,354	2,733,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 and 25,000,000 shares authorized at December 31, 2005 and 2004, respectively; 11,296,836 and 9,976,556 shares issued at December 31, 2005 and 2004, respectively; 10,973,829 and 9,653,549 shares outstanding at December 31, 2005 and 2004, respectively	113	100
Surplus	191,816	147,682
Unearned compensation - stock grants	(2,322)	(1,383)
Retained earnings	45,988	16,698
Accumulated other comprehensive loss, net	(9,220)	(467)
Treasury stock, at cost, 323,007 shares at December 31, 2005 and 2004	(7,057)	(7,057)

Total stockholders’ equity	219,318	155,573

Total liabilities and stockholders’ equity	$3,280,672	$2,889,048

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Interest income:
Interest and fees on loans	$152,706	$114,598	$111,963
Interest and dividends on investment securities:
Taxable	21,173	20,486	21,158
Tax-exempt	2,653	1,998	2,309
Interest on cash equivalents	1,277	271	454

Total interest income	177,809	137,353	135,884

Interest expense:
Deposits	52,010	31,242	28,396
Other borrowings	6,147	2,228	2,124
Notes payable and FHLB advances	3,905	4,336	4,617
Junior subordinated debentures	7,140	5,024	5,017

Total interest expense	69,202	42,830	40,154

Net interest income	108,607	94,523	95,730
Provision for loan losses	5,523	10,083	9,233

Net interest income after provision for loan losses	103,084	84,440	86,497

Noninterest income:
Service charges	9,022	10,854	12,336
Trust and investment management fees	4,545	5,331	4,852
Gain on sale of land trusts	2,000	—	—
Gain on sale of branch	1,572	—	—
Gain on sale of investment securities, net	127	144	—
Loan syndication fees	2,673	1,350	1,000
Net cash settlements on CD swaps	684	2,166	—
Change in fair value of CD swaps	(3,887)	27	—
Other noninterest income	1,129	1,647	1,853

Total noninterest income	17,865	21,519	20,041

Noninterest expense:
Salaries and employee benefits	40,255	38,951	41,066
Occupancy of premises	7,035	7,465	7,203
Furniture and equipment	3,928	3,892	3,457
Lease abandonment and termination charges	—	984	3,534
Corporate insurance	1,373	2,334	2,989
Computer processing	1,805	1,874	2,038
Legal fees, net	1,891	1,808	943
Advertising and public relations	574	1,489	3,050
Other noninterest expense	12,794	12,876	14,943

Total noninterest expense	69,655	71,673	79,223

Income before income taxes	51,294	34,286	27,315
Income taxes	19,523	11,313	8,568

Net income	$31,771	$22,973	$18,747

Preferred dividend requirements	—	(1,875)	(3,443)

Net income applicable to common stockholders	$31,771	$21,098	$15,304

Basic earnings per common share	$3.16	$2.21	$1.62
Diluted earnings per common share	3.09	2.19	1.61

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2002	$38,250	$97	$142,008	$(1,088)	$(15,140)	$11,667	$(7,057)	$168,737
Issuance of stock grants	—	—	596	(596)	—	—	—	—
Forfeiture of stock grants	—	—	(129)	60	—	—	—	(69)
Amortization of stock grants	—	—	—	486	—	—	—	486
Exercise of stock options	—	1	1,268	—	—	—	—	1,269
Tax benefit on stock options exercised and stock awards	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	18,747	—	—	18,747
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,989)	—	(7,989)
Deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	842	—	842

Total comprehensive income								11,600

Preferred Dividends — $2.25 per share	—	—	—	—	(3,443)	—	—	(3,443)
Common Dividends — $0.24 per share	—	—	—	—	(2,270)	—	—	(2,270)

Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	775	(775)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	511	—	—	—	511
Exercise of stock options	—	2	2,550	—	—	—	—	2,552
Tax benefit on stock options exercised and stock awards	—	—	507	—	—	—	—	507
Comprehensive income:
Net income	—	—	—	—	22,973	—	—	22,973
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,477)	—	(4,477)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(338)	—	(338)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								17,986

Preferred Dividends — $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common Dividends — $0.24 per share	—	—	—	—	(2,294)	—	—	(2,294)

Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of common stock, net of issuance costs	—	12	38,938	—	—	—	—	38,950
Issuance of stock grants	—	—	2,070	(2,070)	—	—	—	—
Forfeiture of stock grants	—	—	(593)	268	—	—	—	(325)
Amortization of stock grants	—	—	—	863	—	—	—	863
Exercise of stock options	—	1	2,636	—	—	—	—	2,637
Tax benefit on stock options exercised and stock awards	—	—	1,083	—	—	—	—	1,083
Comprehensive income:
Net income	—	—	—	—	31,771	—	—	31,771
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(7,401)	—	(7,401)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,180)	—	(1,180)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								23,018
Common Dividends — $0.24 per share	—	—	—	—	(2,481)	—	—	(2,481)

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$31,771	$22,973	$18,747
Adjustments to reconcile net income to net cash provided by operating activities:
Lease abandonment and termination charges	—	984	3,534
Investment securities gains, net	(127)	(144)	—
Amortization of premiums and discounts, net	1,766	2,360	986
Deferred loan fee amortization	(4,728)	(3,331)	(2,631)
Provision for loan losses	5,523	10,083	9,233
Depreciation and amortization	3,367	3,388	3,623
Amortization of intangible assets	3	13	370
Deferred income taxes	(814)	(1,033)	(2,667)
Loss (gain) on sales of other real estate	177	225	(35)
Provision for other real estate	—	71	—
Gain on sale of credit card loans	—	—	(140)
Gain on sale of branch	(1,572)	—	—
Gain on sale of land trusts	(2,000)	—	—
Other, net	667	722	1,740
Changes in other assets and liabilities:
Accrued interest receivable	(6,238)	(2,324)	1,377
Other assets	(1,324)	317	2,259
Accrued interest, taxes and other liabilities	9,652	2,828	4,802

Net cash provided by operating activities	36,123	37,132	41,198

Cash flows from investing activities:
Purchases of available-for-sale securities	(206,005)	(251,894)	(243,964)
Proceeds from principal payments and maturities of available-for-sale securities	67,120	94,435	243,692
Proceeds from principal payments and maturities of held-to-maturity securities	—	250	300
Proceeds from sales of available-for-sale securities	2,725	103,475	—
Net increase in loans	(181,015)	(254,823)	(91,255)
Sale of credit card loans	—	—	1,259
Investment in TAYC Capital Trust II	—	(1,239)	—
Additions to premises, leasehold improvements and equipment	(5,702)	(1,235)	(6,057)
Proceeds from the sale of premises, leasehold improvements and equipment	—	3,802	—
Proceeds from sales of other real estate	317	1,411	1,779
Net cash paid on sale of branch	(10,853)	—	—
Proceeds from sale of land trusts	2,050	—	—

Net cash used in investing activities	(331,363)	(305,818)	(94,246)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	$279,491	$273,002	$49,335
Net increase in other borrowings	68,879	10,439	3,748
Repayments of notes payable and FHLB advances	(10,500)	(25,000)	(15,000)
Proceeds from notes payable and FHLB advances	—	—	15,000
Proceeds from issuance of junior subordinated debentures	—	41,238	—
Trust preferred issuance costs	—	(390)	—
Redemption of preferred securities	—	(38,250)	—
Proceeds from issuance of common securities, net	38,950	—	—
Proceeds from exercise of employee stock options	2,637	2,552	1,269
Dividends paid	(2,402)	(4,159)	(5,709)

Net cash provided by financing activities	377,055	259,432	48,643

Net increase (decrease) in cash and cash equivalents	81,815	(9,254)	(4,405)
Cash and cash equivalents, beginning of year	79,250	88,504	92,909

Cash and cash equivalents, end of year	$161,065	$79,250	$88,504

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$64,750	$41,233	$40,936
Income taxes	18,279	11,809	5,512

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of income taxes	$(7,401)	$(4,477)	$(7,989)
Loans transferred to other real estate	1,456	1,601	1,283
Tax benefit on stock options exercised and stock awards	1,083	507	175

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies:

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank is a $3.3 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. All significant intercompany balances and transactions between consolidated companies have been eliminated. The Company also owns all of the common stock of TAYC Capital Trust I and TAYC Capital Trust II (each, a “Trust” and collectively, the “Trusts”), both of which are unconsolidated subsidiaries. TAYC Capital Trust I, formed in 2002, and TAYC Capital Trust II, formed in June 2004, both are Delaware statutory trusts created to issue trust preferred securities.

The Company’s products and services consist of commercial banking credit and deposit products delivered by a single operations area. The Company does not have separate and discrete operating segments.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreements to resell with original maturities less than 90 days. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Premiums on investment securities are amortized to the call date and discounts are accreted to the maturity date using the level-yield method. A decline in fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value, a charge to earnings, and a new cost basis for the security. In determining if an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold an investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income. Dividends and interest income are recognized when earned.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates the interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the life of the loan as an adjustment of the related loans’ yields.

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

Income Recognition on Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are placed on nonaccrual when principal and interest is contractually past due 90 days, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Goodwill and Intangible Assets:

Goodwill was created upon the Company’s acquisition of the Bank in 1997 and represents the excess of purchase price over the fair value of net assets acquired. The transaction was accounted for by the purchase method of accounting. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill is not amortized, but tested annually for impairment, and if, at any time impairment exists, the Company will record an impairment loss.

Intangible assets with finite lives are amortized straight-line over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered.

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. At times, the Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accruals for income taxes include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or when the Company determines that it is

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probable that the position taken on the tax return will be sustained by the taxing authorities. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Employee Benefit Plans:

Stock Option Plan: The Company applies the intrinsic value method of accounting promulgated under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, establishes a fair value method of accounting for stock-based compensation, but it allows entities to continue to apply the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provide certain pro forma net income disclosures determined as if the fair value method defined in SFAS No. 123 had been applied. In January 2006, the Company adopted the revised and reissued SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which requires the Company to record compensation expense on all stock based awards, including stock options. See the section captioned “New Accounting Standards” for further details.

The following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousand, except per share amounts)
Net income as reported	$31,771	$22,973	$18,747
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	326	278	253
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(848)	(757)	(769)

Pro forma net income	31,249	22,494	18,231
Less preferred dividend requirements	—	(1,875)	(3,443)

Pro forma net income available to common stockholders	$31,249	$20,619	$14,788

Basic earnings per common share
As reported	$3.16	$2.21	$1.62
Pro forma	3.11	2.16	1.56

Diluted earnings per common share
As reported	$3.09	$2.19	$1.61
Pro forma	3.04	2.14	1.55

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant assumptions used to determine the fair value of stock option awards, using a modified Black-Scholes option pricing model, under the fair value accounting method from SFAS No. 123, as amended by SFAS No. 148:

	For the Years Ended December 31,
	2005	2004	2003
Grant date fair value per share	$9.12	$6.03	$4.48
Significant assumptions:
Risk-free interest rate at grant date	4.23%	3.40%	3.74%
Expected stock price volatility	19.47%	16.02%	14.96%
Expected dividend payout	0.77%	0.92%	1.19%
Expected option life	7 years	7 years	7 years

Restricted Stock Plan: Under its plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The Company accounts for restricted stock grants with only future service requirements under the fixed method of accounting. Compensation expense is recorded for the fair market value of the stock at the date of grant. The expense is recognized over the vesting period of the award, and for awards that are forfeited, any expense previously recorded is reversed. For awards that vest upon satisfaction of specified performance criteria, the Company uses the variable method of accounting with the final measure of compensation cost based upon the number of shares that ultimately vest and the market price on the date the performance criteria are met. At each interim date, compensation cost is measured based upon an estimate of the number of shares that will vest considering the performance criteria and the market price of the stock at the interim date. Under both the variable and fixed method of accounting, unearned compensation is recorded as a reduction in stockholders’ equity.

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

Derivative Instruments and Hedging Activities:

We use derivative financial instruments (derivatives), including interest rate exchange and floor agreements to assist in our interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings, in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

The estimates of fair values of our derivatives are calculated using independent valuation models to estimate mid-market valuations. The fair values produced by these proprietary valuation models are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

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

New Accounting Standards:

In November 2005, the FASB released FASB Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP amends FASB Statement No. 115,

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Certain Investments in Debt and Equity Securities”, and nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, this FSP requires certain quantitative and qualitative disclosures for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005, but early application is permitted. The Company complies with the guidance in this FSP with respect to the determination and measurement of other-than-temporary impairment and has provided the required quantitative and qualitative disclosures. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In December 2004, the FASB revised and reissued SFAS 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the intrinsic value method that we currently use to account for the granting of employee stock options. The Company intends to adopt SFAS No. 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Stock-based compensation expense, adjusted for estimated forfeitures, will be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards as calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity’s equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the full impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

While the Company has not yet completed its evaluation of the impact of adoption on the consolidated financial statements, including the transitional provisions of SFAS 123R, the Company will record increased expense as a result of implementation. While there are differences between SFAS 123R and SFAS 123, the Company has provided disclosures, included in this note to the consolidated financial statements under the caption “Employee Benefit Plans”, as if the Company had adopted stock option expensing in prior periods under the original provisions of SFAS 123. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards, if any, before and after the adoption of this standard.

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections, and requires, unless impracticable, retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly issued accounting principle. This Statement also provides guidance on the reporting of a correction of an error by restating previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted and the Company adopted this Statement in 2005.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2005 and 2004 was approximately $2.1 million and $1.1 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,753	$—	$(3,396)	$200,357
Collateralized mortgage obligations	187,368	92	(4,360)	183,100
Mortgage-backed securities	166,592	136	(4,830)	161,898
State and municipal obligations	111,380	1,357	(1,614)	111,123

Total available-for-sale	669,093	1,585	(14,200)	656,478

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$669,368	$1,585	$(14,200)	$656,753

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$194,370	$76	$(753)	$193,693
Collateralized mortgage obligations	117,020	207	(1,534)	115,693
Mortgage-backed securities	181,515	735	(1,899)	180,351
State and municipal obligations	41,668	1,939	—	43,607

Total available-for-sale	534,573	2,957	(4,186)	533,344

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$534,848	$2,957	$(4,186)	$533,619

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, for investment securities with unrealized losses as of December 31, 2005, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At December 31, 2005, the Company had 120 investment securities in an unrealized loss position. Of these securities, twenty-five securities have been in a loss position for 12 or more months. Management believes the declines in market value is attributed to changes in interest rates and not credit quality, and because the Company has both the intent and ability to hold all of these securities for the time necessary until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government agency securities	$25,386	$(185)	$174,971	$(3,211)	$200,357	$(3,396)
Collateralized mortgage obligations	96,399	(1,991)	81,521	(2,369)	177,920	(4,360)
Mortgage-backed securities	59,442	(1,068)	96,698	(3,762)	156,140	(4,830)
State and municipal obligations	62,141	(1,614)	—	—	62,141	(1,614)

Temporarily impaired securities – Available-for-sale	243,368	(4,858)	353,190	(9,342)	596,558	(14,200)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$243,368	$(4,858)	$353,190	$(9,342)	$596,558	$(14,200)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2005.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$145,855	$143,635
Due after one year through five years	95,162	94,753
Due after five years through ten years	72,324	71,340
Due after ten years	1,792	1,752
Collateralized mortgage obligations	187,368	183,100
Mortgage-backed securities	166,592	161,898

Totals	$669,093	$656,478

Held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	275	275
Due after five years through ten years	—	—
Due after ten years	—	—

Totals	$275	$275

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross gains of $127,000 and $397,000 were realized on the sale of investment securities classified as available-for-sale during 2005 and 2004, while no gross gains were realized during 2003. No gross losses were realized on available-for-sale investment securities in 2005 and 2003, while gross losses of $253,000 were realized on the sale of available-for-sale investment securities in 2004.

Investment securities with an approximate book value of $395 million and $304 million at December 31, 2005 and 2004, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in FHLB and Federal Reserve Bank stock of $12.9 million and $12.5 million at December 31, 2005 and 2004, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

4. Loans

Loans classified by type at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Commercial and industrial	$665,023	$656,099
Commercial real estate secured	793,965	732,251
Real estate-construction	684,737	531,868
Residential real estate mortgages	63,789	64,569
Home equity loans and lines of credit	161,058	207,164
Consumer	14,972	18,386
Other loans	1,497	1,460

Gross loans	2,385,041	2,211,797
Less: Unearned discount	(110)	(191)

Total loans	2,384,931	2,211,606
Less: Allowance for loan losses	(37,481)	(37,484)

Loans, net	$2,347,450	$2,174,122

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

The following table sets forth the amounts of nonperforming loans at December 31, 2005, 2004, and 2003 and the related interest on nonaccrual loans for the years then ended:

	2005	2004	2003
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$2,615	$1,807	$4,728
Recorded balance of nonaccrual loans, at end of year	10,834	12,286	18,056

Total nonperforming loans	$13,449	$14,093	$22,784

Restructured loans not included in nonperforming loans	$—	$1,777	$130

Interest on nonaccrual loans recognized in income	346	160	458
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	1,069	766	1,157

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information about the Company’s impaired loans at or for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$26,605	$12,271	$12,788
With no related allowance for loan loss	9,159	6,056	11,559

Total	$35,764	$18,327	$24,347

Allowance for loan losses related to impaired loans, at end of year	$1,925	$1,067	$5,503
Average balance of impaired loans for the year	27,678	20,797	23,377
Interest income recognized on impaired loans for the year	1,918	1,004	982

The Company provides several types of loans to its customers including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area. Furthermore, as of December 31, 2005, 71% of our loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area.

Activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 consisted of the following:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$37,484	$34,356	$34,073
Provision for loan losses	5,523	10,083	9,233
Loans charged-off	(7,088)	(9,120)	(9,948)
Recoveries on loans previously charged-off	1,562	2,165	998

Net charge-offs	(5,526)	(6,955)	(8,950)

Balance at end of year	$37,481	$37,484	$34,356

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests totaled $37.7 million and $32.8 million at December 31, 2005 and 2004,

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. During 2005 and 2004, new loans totaled $36.0 million and $20.8 million, respectively and repayments totaled $31.1 million and $13.3 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

5. Premises, Leasehold Improvements, and Equipment

Premises, leasehold improvements, and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Land and improvements	$1,140	$2,414
Buildings and improvements	4,734	3,931
Leasehold improvements	5,764	4,525
Furniture, fixtures and equipment	19,053	17,256

Total cost	30,691	28,126
Less accumulated depreciation and amortization	(15,586)	(13,339)

Net book value	$15,105	$14,787

In January 2005, the Company sold its Broadview branch location, including the related loan and deposit accounts for a gain of $1.6 million. The net book value of the premises and equipment sold was $2.0 million. In June 2004, the Company completed the sale of its Burbank facility and agreed to lease back approximately one-half of the space for a banking center and administrative offices. Upon sale, the Company realized a gain of $245,000 that was deferred and is being amortized over the 10 year life of the lease.

In 2003, the Company abandoned its administrative offices on the second and third floors of its Wheeling facility and recorded a $3.5 million lease abandonment charge. The charge was comprised of a write-off of leasehold improvements, furniture and other equipment that were abandoned and a charge for the estimated liability for the lease payments that the Company would incur for the remaining term of the lease for which it would receive no future economic benefit other than through subleasing. During late 2004, the Company reached an agreement to terminate the lease that was originally scheduled to end in March 2010 for a cash payment of $3.3 million and the transfer of a small parcel of land it owned near the site. In connection with this agreement, the Company recorded an additional charge of $984,000 in 2004 to increase the lease termination liability to $3.3 million, write-off the small parcel of land, and accrue other transaction costs.

6. Other Real Estate and Repossessed Assets

Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2005, 2004, and 2003, are as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$4	$7	$16
Provision for other real estate	148	71	—
Charge-offs	(53)	(74)	(9)

Balance at end of year	$99	$4	$7

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

The Company has $23.2 million and $23.4 million of goodwill at December 31, 2005 and 2004, respectively, created from the 1997 acquisition of the Bank. Goodwill was reduced by $117,000 during 2005 in connection with the sale of the land trust operations. In recording goodwill in 1997, the Company elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore, included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts reduced the amount of the gain recognized. Goodwill is tested annually for impairment and as of July 1, 2005, the date of the most recent test, the Company determined that no impairment charge was necessary at that time. No additions or disposals to goodwill were recorded during 2004.

As of December 31, 2004, the Company had $54,000 of other intangible land trust assets, which were included in other assets on the Consolidated Balance Sheets. In connection with the sale of the land trust operations, the remaining unamortized balance of the intangible asset reduced the amount of the gain recognized. No additions or disposals to intangible assets were recorded during 2004. Amortization expense for these intangible assets was $3,000, $13,000, and $370,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

8. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
NOW accounts	$104,269	$124,015
Savings accounts	73,173	85,371
Money market deposits	645,523	421,529
Time deposits:
Certificates of deposit of less than $100,000	206,951	193,846
Certificates of deposit of $100,000 or more	342,842	331,327
Out-of-local-market certificates of deposit	131,116	124,005
Brokered certificates of deposit	505,802	415,811
Public time deposits	69,679	69,635

Total time deposits	1,256,390	1,134,624

Total	$2,079,355	$1,765,539

Interest expense on time deposits with balances of $100,000 or more was $8.5 million, $5.5 million, and $4.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2006	$730,247
2007	197,663
2008	83,293
2009	19,779
2010	46,004
Thereafter	179,404

Total	$1,256,390

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Other Borrowings

Other borrowings at December 31, 2005 and 2004 are summarized as follows:

	2005		2004
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$150,746	2.34%	$185,737	1.19%
Term	100,000	4.60	—	—
Federal funds purchased	47,567	3.75	43,685	2.06
U.S. Treasury tax and loan note option	113	3.89	125	1.74

Total	$298,426	3.32%	$229,547	1.36%

Under the terms of the securities sold under agreements to repurchase, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. In general, the Bank maintains control of the pledged securities. The term repurchase agreement, which matures in September 2007, carries a variable interest rate tied to 3-month LIBOR with a maximum rate of 5.12%.

Information concerning securities sold under agreements to repurchase for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Daily average balance during the year	$203,595	$176,944	$182,017
Daily average rate during the year	2.34%	0.97%	0.97%
Maximum amount outstanding at any month end	$276,827	$223,404	$219,658

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

At December 31, 2005, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $165 million and $750 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$17,146	$10,598	$9,282
State	3,191	1,748	1,953

Total	20,337	12,346	11,235

Deferred tax benefit:
Federal	(625)	(1,045)	(2,130)
State	(189)	12	(537)

Total	(814)	(1,033)	(2,667)

Applicable income taxes	$19,523	$11,313	$8,568

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2005, 2004, and 2003 to income before income taxes because of the following:

	2005	2004	2003
	(in thousands)
Federal income tax expense at statutory rate	$17,953	$12,000	$9,560
Increase (decrease) in taxes resulting from:
Tax-exempt interest income, net of disallowed interest deduction	(955)	(725)	(846)
State taxes, net	1,951	1,144	920
Addition (reversal) of allocated tax reserves	535	(1,056)	(1,000)
Other, net	39	(50)	(66)

Total	$19,523	$11,313	$8,568

The Company did not recognize any income tax benefit for financial reporting purposes with respect to the litigation settlement charge of $61.9 million incurred in 2002. However, the Company did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because it believes that a portion of the settlement that relates to specific settled claims is more likely than not deductible as ordinary and necessary business expense. This degree of certainty is not sufficient to recognize an income tax benefit for financial reporting purposes. The Company will recognize all or a portion of the income tax benefit for financial reporting purposes if and when the Company determines that the position it took on its 2002 income tax return becomes probable of being sustained by the taxing authorities. Given the complexity of the litigation, the settlement and related tax law, the Company continues to believe that only a specific resolution of the matter with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is probable. While the statute of limitations for the 2002 tax return expires in September 2006, the Internal Revenue Service can request an extension of the statute of limitations at any time prior to that date.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$155	$1,381
Loans, principally due to allowance for loan losses	15,024	15,263
Deferred income, principally net loan origination fees	2,035	1,694
Brokered CD swaps	1,993	258
Employee benefits	2,651	2,518
Other	581	573

Gross deferred tax assets	22,439	21,687

Deferred Tax Liabilities:
Discount accretion	(41)	(26)
Other	(105)	(182)

Gross deferred tax liabilities	(146)	(208)

Subtotal	22,293	21,479

Tax effect of other comprehensive income	4,965	252

Net deferred tax assets	$27,258	$21,731

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2005 or 2004.

11. Notes Payable and FHLB Advances

Notes payable and FHLB advances at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Taylor Capital Group, Inc.:
Subordinated Debt – repaid on September 7, 2005; interest rate at December 31, 2004 was 5.13%	$—	$10,000
Term Loan – repaid on September 7, 2005; interest rate at December 31, 2004 was 3.53%	—	500
Revolving Credit Facility – $20 million maximum available; interest, at the Company’s election, at the prime rate less 1.00% or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; matures November 27, 2006	—	—

Total notes payable	—	10,500

Cole Taylor Bank:
FHLB advance – 4.30%, due January 10, 2011, callable after January 8, 2002	25,000	25,000
FHLB advance – 4.55%, due January 10, 2011, callable after January 8, 2003	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000

Total FHLB advances	75,000	75,000

Total notes payable and FHLB advances	$75,000	$85,500

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable: At December 31, 2005, the Company has a $20.0 million revolving credit facility that has not been drawn upon. The facility matures on November 27, 2006. The facility is secured by the Company’s pledge of its capital stock of the Bank and includes certain restrictions in the event of default. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2005, the Company was in compliance with these covenants.

At December 31, 2004, the Company’s notes payable consisted of $10.0 million of subordinated debt and a $500,000 term loan, both due on November 27, 2011, and an $11.5 million revolving credit facility which matured on November 27, 2005. The subordinated debt and term loan were repaid in their entirety on September 7, 2005.

FHLB advances: At December 31, 2005, the FHLB advances were collateralized by $65.8 million of investment securities and a blanket lien on $118.0 million of qualified first-mortgage residential and home equity loans. At December 31, 2004, the FHLB advances were collateralized by $43.2 million of investment securities and a blanket lien on $79.1 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2005, the Bank had additional borrowing capacity at the FHLB of $79.3 million. The weighted average interest rates at December 31, 2005 and 2004 were 4.56%.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2005:

Year	Amount
(in thousands)
2006	$75,000
2007	—
2008	—
2009	—
2010	—
2011 and thereafter	—

Total	$75,000

12. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2005 and 2004:

Trust Name	Issuance Date	Amount of Junior Subordinated Debentures	Amount of Trust Preferred Securities Issued by Trust	Annual Rate	Maturity Date
TAYC Capital Trust I	Oct. 2002	$46,400	$45,000	9.75%	Oct. 21, 2032
TAYC Capital Trust II	June 2004	41,238	40,000	3-mo LIBOR + 2.68%	June 17, 2034

		$87,638	$85,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debentures was 7.18% and 5.18% at December 31, 2005 and 2004, respectively. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

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

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over thirty years, or through the maturity dates, to interest expense using the straight-line method. At December 31, 2005, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.8 million and $447,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

The Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2005 and 2004.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2005, 2004 and 2003, contributions paid to the Plans were $1.9 million, $2.3 million, and $2.6 million, respectively. The ESOP owned 309,518 shares and 331,487 shares of the Company’s common stock as of December 31, 2005 and 2004, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2005, all shares of Company common stock owned by the ESOP were allocated to plan participants.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $4.4 million and $3.5 million at December 31, 2005 and 2004, respectively.

14. Incentive Compensation Plan

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock options and stock awards. Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. During the term of the Plan, on the first day of each calendar year the number of shares reserved for issuance under the Plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar year, over the number of shares remaining available for awards at that time. As of December 31, 2005, 1,646,581 shares of common stock were authorized for use in the Plan and 181,844 shares were available for future grants. In accordance with the provision in the Plan that increases the number of common shares reserved on the first day of each calendar year, as of January 1, 2006, 329,215 shares of Company common stock were available for future grants.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity for 2005, 2004, and 2003:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	720,979	$18.97
Granted	250,350	20.29
Exercised	(56,283)	16.34
Forfeited	(64,597)	20.15

Options outstanding at December 31, 2003	850,449	19.44
Granted	228,350	26.14
Exercised	(146,222)	17.45
Forfeited	(104,970)	21.98

Options outstanding at December 31, 2004	827,607	21.32
Granted	175,885	31.36
Exercised	(133,919)	19.68
Forfeited	(104,485)	25.86

Options outstanding at December 31, 2005	765,088	$23.30

As of December 31, 2005, 2004 and 2003 there were 343,346 shares, 325,593 shares, and 339,928 shares that were exercisable at a weighted average exercise price of $20.31, $19.27, and $18.28, respectively. At December 31, 2005, the range of exercise prices for outstanding options was between $14.67 and $34.32. The following table presents certain information with respect to stock options outstanding and exercisable stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Options Exercisable	Weighted Average Exercise Price
$14.67 to $18.00	74,418	$17.25	3.18	70,920	$17.21
$19.33 to $21.01	309,460	19.70	6.33	180,256	19.61
$22.67 to $27.37	240,360	25.09	7.33	91,390	24.00
$29.35 to $34.32	140,850	31.34	9.17	780	30.62

	765,088	$23.30	6.86	343,346	$20.31

Restricted Stock Awards:

During 2005, 2004, and 2003, 62,297 shares, 24,231 shares, and 26,574 shares of common stock were awarded, and 25,936 shares, 3,628 shares, and 6,793 shares of common stock were forfeited, respectively, under restricted stock agreements. The awards granted during 2005, 2004, and 2003 were at a weighted average price of $33.16, $31.99, and $22.43 per share, respectively. The Company accounts for awards that vest upon completion of future service requirement as a fixed plan and records compensation expense, equal to the fair market value of the award at the date of grant, over the vesting period. Vesting of the shares requires a continuous service period by each participant. The vesting rate is 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the Company uses the variable method of accounting with the final measure of compensation cost based upon the number of shares that ultimately vest and the market price on the date the performance criteria are met. At each interim date, compensation cost is

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured based upon an estimate of the number of shares that will vest considering the performance criteria and the market price of the stock at the interim date. The unearned compensation related to both types of restricted stock grants is reported in stockholders’ equity. For the years ended December 31, 2005, 2004 and 2003, compensation expense, net of forfeitures, related to the stock awards totaled $538,000, $462,000, and $417,000, respectively. At December 31, 2005 and 2004, the Company had 113,908 shares and 104,046 shares, respectively, of unvested restricted stock awards outstanding.

15. Stockholders’ Equity

In September 2005, the Company reduced the authorized capital stock of the Company to 23 million shares, of which 18 million shares are common stock, par value $0.01 per share, and 5 million are preferred shares, par value $0.01 per share. Prior to September 2005, the authorized capital stock of the Company consisted of 30 million shares, of which 25 million shares were common stock, par value $0.01 per share, and 5 million were preferred shares, par value $0.01 per share.

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

Pursuant to this authority, the Board of Directors had designated 1,530,000 shares as 9.0% Noncumulative Perpetual Preferred Stock, Series A, $25.00 stated value per share. These shares of preferred stock became redeemable at the Company’s option on and after January 15, 2002, and on July 16, 2004, the Company used proceeds from the issuance of $41.2 million of junior subordinated debentures to TAYC Capital Trust II to redeem all the outstanding shares of the Series A preferred stock. The redemption price was the stated liquidation value of $25.00 per share, which totaled $38.25 million, plus $153,000 of accrued and unpaid dividends since the last dividend distribution date. Upon redemption, the shares of preferred stock were canceled and are no longer considered outstanding.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s and Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2005 and 2004, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2005 and 2004, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2005, there were no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$281,480	10.44%	>$107,847	>4.00%	>$161,770	>6.00%
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$281,480	8.90%	>$126,475	>4.00%	>$158,094	>5.00%
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$255,616	10.27%	>$199,125	>8.00%	>$248,906	>10.00%
Cole Taylor Bank	262,350	10.55	>198,954	>8.00	>248,692	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$181,437	7.29%	>$99,563	>4.00%	>$149,344	>6.00%
Cole Taylor Bank	231,185	9.30	>99,477	>4.00	>149,215	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$181,437	6.49%	>$111,757	>4.00%	>$139,696	>5.00%
Cole Taylor Bank	231,185	8.29	>111,611	>4.00	>139,514	>5.00

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2005, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $78.4 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2005, 2004, and 2003 was approximately $4.5 million, $4.6 million, and $3.4 million, respectively.

Estimated future minimum rental commitments under all operating leases as of December 31, 2005 are as follows:

Year	Amount
(in thousands)
2006	$3,191
2007	3,148
2008	2,846
2009	2,791
2010	2,747
Thereafter	13,478

Total	$28,201

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005 and 2004, the contractual amounts were as follows:

	2005	2004
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$925,458	$870,414
Financial guarantees:
Financial standby letters of credit	55,130	63,340
Performance standby letters of credit	55,487	51,493

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

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a nonfinancial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees.

18. Derivative Financial Instruments

The Company uses derivative financial instruments to assist in its interest rate risk management process. The Company’s derivative financial instruments include interest rate exchange contracts (“swaps”) and interest rate floors.

An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Under an interest rate floor agreements, in the event a specified floating-rate index decreases below a pre-determined interest rate floor level, the Company will receive an amount, from the counterparty, equal to the difference between the floor level and the current floating-rate index computed based upon the notional amount. For both types of agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the Company had $320.0 million and $130.0 million, respectively, notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. Prior to November 18, 2005, these transactions did not qualify for fair value hedge accounting under SFAS 133. On November 18, 2005, the Company designated a portion of these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Company will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of December 31, 2005, the amount of CD swaps designated as fair value hedges totaled $258.5 million.

Prior to November 18, 2005 and for the portion of CD swaps that are not designated as fair value hedges, the Company reported the net cash settlements and the change in the fair value of these CD swaps as separate components of noninterest income. The fair value of the CD swaps is reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities.

The following table sets forth the activity in the notional amounts and fair value of the CD swaps during 2005 and 2004:

	CD Swaps		Weighted Averages
	Notional Amount	Fair Value	Receive Rate	Pay Rate	Life in Years
	(in thousands)
Balance at Dec. 31, 2003	$50,000	$48	3.10%	1.13%	4.9
Additions	130,000
Terminations\calls	(50,000)

Balance at Dec. 31, 2004	130,000	$(2,001)	3.15%	2.21%	5.7
Additions	190,000
Terminations\calls	—

Balance at Dec. 31, 2005	$320,000	$(7,140)	4.09%	4.30%	4.8

The Company also has a three-year interest rate swap, with a notional amount of $50.0 million, to hedge the variability in cash flows on certain prime-based commercial loans. Under the terms of the interest rate swap, the Company receives a fixed interest rate of 6.04% and pays a floating rate based upon the prime-lending rate until the agreement’s maturity in September 2007. This contract is accounted for as a cash flow hedge and is expected to be highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. Net cash settlements for this interest rate swap were reported in loan interest income as a $24,000 reduction in 2005 and a $275,000 increase in 2004. The fair value of the interest rate swap was an unrealized loss of $1.3 million and $520,000 as of December 31, 2005 and 2004, respectively, and was recorded as a liability with the corresponding unrealized loss recorded in accumulated other comprehensive income in stockholders’ equity, net of tax.

During 2003, the Company terminated, with the original counterparties, interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. The Company had accounted for these transactions as cash flow hedges, and the resulting gain on termination, which totaled $1.4 million, was deferred and recorded in accumulated

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive income in stockholders’ equity. The amount of the deferred gain included in accumulated other comprehensive income at December 31, 2005 and 2004, was $498,000 and $670,000, respectively, net of tax. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2005 and 2004, $172,000 of this deferred gain was reclassified into interest income during each year. In addition, $172,000 of this deferred gain is expected to be reclassified into interest income during 2006.

During 2005, the Company entered into two five-year interest rate floors, each with a $100.0 million notional amount. The agreements are based upon the prime lending rate and have interest rate floors of 5.50% and 6.25%. The Company uses these interest rate floors as cash flow hedges of certain commercial loans that are tied to the prime lending rate, to protect interest income in the event that the prime lending rate declines below the floor level. The fair value of the floors, which was $718,000 at December 31, 2005, is recorded as an asset with the corresponding unrealized gain recorded in accumulated other comprehensive income in stockholders’ equity, net of tax. The premium on the floors is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. The Company did not receive any payment in 2005 from these floors.

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

The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

Cash and Cash Equivalents:

The carrying amount of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximate fair value since their maturities are short-term.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in FHLB and Federal Reserve Bank stock:

The fair value of these investment in FHLB and Federal Reserve Bank Stock equals its book value as these stocks can only be sold back to the FHLB, Federal Reserve Bank, or other member banks at their par value per share.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivative Financial Instruments:

The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

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

Other Borrowings:

The carrying amount of overnight securities sold under agreements to repurchase, federal funds purchased, and the U.S. Treasury tax and loan note option, approximates fair value, as the maturities of these borrowings are short-term. Securities sold under agreements to repurchase with original maturities over one year have been valued at the present values of future cash flows using rates which approximate current market rates for instruments of like maturities.

Notes Payable and FHLB Advances:

Notes payable and FHLB advances have been valued at the present values of future cash flows using rates which approximate current market rates for instruments of like maturities.

Accrued Interest Payable:

The carrying amount of accrued interest payable approximates fair value since its maturity is short-term.

Junior subordinated debentures:

The fair value of the fixed rate junior subordinated debentures issued to TAYC Capital Trust I is computed based upon the publicly quoted market prices of the underlying trust preferred securities issued by the Trust. The

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the floating rate junior subordinated debentures issued to TAYC Capital Trust II is assumed to approximate its carrying value as the underlying interest rate adjusts quarterly based upon short-term market interest rates.

Off-Balance Sheet Financial Instruments:

The fair value of commercial loan commitments to extend credit are not material as they are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The carrying value and the fair value of standby letters of credit represents the unamortized portion of the fee paid by the customer.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$161,065	$161,065	$79,250	$79,250
Investments	656,753	656,753	533,619	533,619
Loans, net of allowance	2,347,450	2,341,199	2,174,122	2,192,399
Investment in FHLB and Federal Reserve Bank stock	12,946	12,946	12,516	12,516
Accrued interest receivable	19,118	19,118	12,880	12,880
Derivative financial instruments	718	718	—	—
Other assets	4,379	4,379	3,513	3,513

Total financial assets	$3,202,429	$3,196,178	$2,815,900	$2,834,177

Financial Liabilities:
Deposits without stated maturities	$1,287,254	$1,287,254	$1,150,073	$1,150,073
Deposits with stated maturities	1,256,390	1,256,390	1,134,624	1,135,514
Other borrowings	298,426	299,180	229,547	229,547
Notes payable and FHLB advances	75,000	73,867	85,500	85,997
Accrued interest payable	9,794	9,794	5,488	5,488
Derivative financial instruments	8,483	8,483	2,521	2,521
Junior subordinated debentures	87,638	92,000	87,638	91,628

Total financial liabilities	$3,022,985	$3,026,968	$2,695,391	$2,700,768

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	311	311	514	514

Total off-balance-sheet financial instruments	$311	$311	$514	$514

The remaining balance sheet assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is required under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of the Company. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Litigation:

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

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004
ASSETS

Noninterest-bearing deposits with subsidiary Bank	$34,521	$6,881
Investment in bank subsidiary	280,861	254,126
Investment in non-bank subsidiaries	2,646	2,646
Other assets	4,547	5,321

Total assets	$322,575	$268,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued interest, taxes and other liabilities	$15,619	$15,263
Notes payable	—	10,500
Junior subordinated debentures	87,638	87,638
Stockholders’ equity	219,318	155,573

Total liabilities and stockholders’ equity	$322,575	$268,974

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Income:
Dividends from subsidiary Bank	$6,000	$8,000	$—
Dividends from non-bank subsidiary	211	164	136

Total income	6,211	8,164	136

Expenses:
Interest	7,577	5,507	5,618
Salaries and employee benefits	2,374	1,655	1,532
Legal fees, net	717	624	(1,019)
Other	2,459	2,931	3,632

Total expenses	13,127	10,717	9,763

Loss before income taxes, equity in undistributed net income of subsidiaries	(6,916)	(2,553)	(9,627)
Income tax benefit	4,598	5,209	4,332
Equity in undistributed net income of subsidiaries	34,089	20,317	24,042

Net income	$31,771	$22,973	$18,747

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$31,771	$22,973	$18,747
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of unearned compensation	184	21	1
Equity in undistributed net income of subsidiaries	(34,089)	(20,317)	(24,042)
Other, net	38	81	—
Changes in assets and liabilities:
Other assets	783	554	839
Other liabilities	278	(715)	6,879

Net cash (used in) provided by operating activities	(1,035)	2,597	2,424

Cash flows from investing activities:
Investment in TAYC Capital Trust II	—	(1,239)	—
Other, net	(10)	17	(34)

Net cash used in investing activities	(10)	(1,222)	(34)

Cash flows from financing activities:
Repayments of notes payable	(10,500)	—	—
Proceeds from issuance of junior subordinated debentures	—	41,238	—
Dividends paid	(2,402)	(4,159)	(5,709)
Proceeds from the issuance of common stock, net	38,950	—	—
Redemption of Series A preferred stock	—	(38,250)	—
Proceeds from the exercise of employee stock options	2,637	2,552	1,269

Net cash provided by (used in) financing activities	28,685	1,381	(4,440)

Net increase (decrease) in cash and cash equivalents	27,640	2,756	(2,050)
Cash and cash equivalents, beginning of year	6,881	4,125	6,175

Cash and cash equivalents, end of year	$34,521	$6,881	$4,125

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income for the years ended December 31, 2005, 2004, and 2003:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2003:
Change in unrealized gains on available-for-sale securities	$(12,290)	$4,301	$(7,989)
Deferred gain from termination of cash flow hedging instruments	1,295	(453)	842

Other comprehensive loss	$(10,995)	$3,848	$(7,147)

Year ended December 31, 2004:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(6,744)	$2,360	$(4,384)
Less: reclassification adjustment for gains included in net income	(144)	51	(93)

Change in unrealized losses on available-for-sale securities, net of reclassification adjustment	(6,888)	2,411	(4,477)
Net unrealized loss from cash flow hedging instruments	(520)	182	(338)
Change in deferred gain from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(7,673)	$2,686	$(4,987)

Year ended December 31, 2005:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(11,259)	$3,941	$(7,318)
Less: reclassification adjustment for gains included in net income	(127)	44	(83)

Change in unrealized losses on available-for-sale securities, net of reclassification adjustment	(11,386)	3,985	(7,401)
Net unrealized loss from cash flow hedging instruments	(1,815)	635	(1,180)
Change in deferred gain from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(13,466)	$4,713	$(8,753)

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share. All stock options outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, stock options outstanding to purchase 210,150 and 127,380 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except share and per share amounts)
Net income	$31,771	$22,973	$18,747
Preferred dividend requirements	—	(1,875)	(3,443)

Net income available to common stockholders	$31,771	$21,098	$15,304

Weighted average common shares outstanding	10,045,358	9,539,242	9,449,336
Dilutive effect of stock options	241,289	105,273	79,449

Diluted weighted average common shares outstanding	10,286,647	9,644,515	9,528,785

Basic earnings per common share	$3.16	$2.21	$1.62
Diluted earnings per common share	$3.09	$2.19	$1.61

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as described below.

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q, filed on November 14, 2005 for the quarter ended September 30, 2005, relating to our accounting for derivative financial instruments under SFAS 133. Specifically, we lacked sufficient technical expertise as to the application of SFAS 133, and our procedures relating to hedging transactions were not designed effectively such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 were evaluated appropriately with respect to the CD Swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs.

To remediate this material weakness, management engaged external consultants with expertise in hedge accounting requirements to assist us in complying with the requirements of SFAS 133, including the documentation and effectiveness testing requirements, relating to our current and future interest rate hedge transactions. In conjunction with the technical expertise provided by these external consultants, we redesigned our procedures such that each of the requirements for fair value hedge accounting treatment set forth in SFAS 133 including, but not limited to, the documentation and effectiveness testing requirements, are evaluated appropriately with respect to the CD Swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Taylor Capital Group, Inc. and its subsidiaries (Taylor Capital) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Taylor Capital’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Taylor Capital maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 13, 2006

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 under the captions “Directors’ Fees” and “Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management, including securities authorized for issuance under equity compensation plans, included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 under the caption “Certain Transactions with Management and Others” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2006 under the caption “Audit Matters” is incorporated herein by reference.

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

(a)(3)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits
4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001. (incorporated by reference from Exhibit 10.16 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference from Exhibit 10.17 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.3	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.20 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158))*.

10.4	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000 (incorporated by reference from Exhibit 10.21 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

Exhibit Number	Description of Exhibits
10.5	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000 (incorporated by reference from Exhibit 10.22 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.6	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001 (incorporated by reference from Exhibit 10.23 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.7	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998 (incorporated by reference from Exhibit 10.24 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.8	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.25 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.9	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.10	Form of Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.42 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.11	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan (incorporated by reference from Exhibit 10.52 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.12	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan (incorporated by reference from Exhibit 10.53 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.13	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.54 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.14	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.55 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.15	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.16	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.17	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.18	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

Exhibit Number	Description of Exhibits
10.19	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.20	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference from Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.21	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of November 26, 2002).

10.22	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference from Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.23	Form of Amended and Restated Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.24	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.25	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998 (incorporated by reference from Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.26	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).*

10.27	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003 (incorporated by reference from Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.28	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

10.29	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

10.30	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.31	Employment Letter from Taylor Capital Group, Inc. to Daniel C. Stevens dated December 1, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 1, 2004).*

10.32	Third Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 9, 2004, effective as of November 27, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 9, 2004).

Exhibit Number	Description of Exhibits
10.33	Master Agreement by and between Cole Taylor Bank and DMCB, LLC dated September 8, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.34	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 12, 2004 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.35	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 15, 2004 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.36	Sublease by and between Cole Taylor Bank and Arbor Acquisitions, Inc. dated November 19, 2004 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.37	Form of Non-Employee Director Restricted Stock Award (incorporated by reference from Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.38	Form of Officer and Employee Restricted Stock Award (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.39	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.40	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.41	Tenth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

10.42	Eleventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

10.43	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

10.44	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.45 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

Exhibit Number	Description of Exhibits
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above

(c)	Financial Statement Schedules

See Item 15(a)(2) above

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2006.

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

Signature	Title	Date

/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Chief Executive Officer and Chairman of the Board	March 13, 2006

/s/ BRUCE W. TAYLOR Bruce W. Taylor	President and Director	March 13, 2006

/s/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 13, 2006

/s/ ADELYN DOUGHERTY LEANDER Adelyn Dougherty Leander	Director	March 13, 2006

/s/ RONALD EMANUEL Ronald Emanuel	Director	March 13, 2006

/s/ EDWARD MCGOWAN Edward McGowan	Director	March 13, 2006

/s/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 13, 2006

/s/ MELVIN E. PEARL Melvin E. Pearl	Director	March 13, 2006

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 13, 2006

/s/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 13, 2006

/s/ MARK L. YEAGER Mark L. Yeager	Director	March 13, 2006