Form 10-Q
period 2006-03-31
TAYLOR CAPITAL GROUP INC
filed 2006-05-05
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At April 27, 2006, there were 11,026,179 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$68,161	$57,171
Federal funds sold	900	1,900
Short-term investments	3,649	101,994

Total cash and cash equivalents	72,710	161,065
Investment securities:
Available-for-sale, at fair value	703,902	656,478
Held-to-maturity, at amortized cost (fair value of $275 at March 31, 2006 and December 31, 2005, respectively)	275	275
Loans, net of allowance for loan losses of $36,686 and $37,481 at March 31, 2006 and December 31, 2005, respectively	2,355,140	2,347,450
Premises, leasehold improvements and equipment, net	14,977	15,105
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,946	12,946
Other real estate and repossessed assets, net	214	1,139
Goodwill	23,237	23,237
Other assets	67,603	62,977

Total assets	$3,251,004	$3,280,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$401,187	$464,289
Interest-bearing	2,091,867	2,079,355

Total deposits	2,493,054	2,543,644
Other borrowings	308,723	298,426
Accrued interest, taxes and other liabilities	61,609	56,646
Notes payable and FHLB advances	75,000	75,000
Junior subordinated debentures	87,638	87,638

Total liabilities	3,026,024	3,061,354

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,327,501 and 11,296,836 shares issued at March 31, 2006 and December 31, 2005, respectively; 11,004,494 and 10,973,829 shares outstanding at March 31, 2006 and December 31, 2005, respectively	113	113
Surplus	190,559	191,816
Unearned compensation—stock grants	—	(2,322)
Retained earnings	54,186	45,988
Accumulated other comprehensive loss	(12,821)	(9,220)
Treasury stock, at cost, 323,007 shares	(7,057)	(7,057)

Total stockholders’ equity	224,980	219,318

Total liabilities and stockholders’ equity	$3,251,004	$3,280,672

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$43,772	$33,927
Interest and dividends on investment securities:
Taxable	5,933	4,995
Tax-exempt	1,301	481
Interest on cash equivalents	449	109

Total interest income	51,455	39,512

Interest expense:
Deposits	18,165	9,983
Other borrowings	2,508	975
Notes payable and FHLB advances	855	1,002
Junior subordinated debentures	1,908	1,705

Total interest expense	23,436	13,665

Net interest income	28,019	25,847
Provision for loan losses	900	1,834

Net interest income after provision for loan losses	27,119	24,013

Noninterest income:
Service charges	1,880	2,407
Trust and investment management fees	931	1,184
Gain on sale of land trusts	—	2,000
Gain on sale of branch	—	1,572
Gain on sale of investment securities, net	—	127
Loan syndication fees	500	700
Other derivative income (expense)	582	(1,353)
Other noninterest income	597	265

Total noninterest income	4,490	6,902

Noninterest expense:
Salaries and employee benefits	10,335	10,000
Occupancy of premises	2,015	1,725
Furniture and equipment	992	884
Computer processing	416	433
Corporate insurance	306	370
Legal fees, net	239	172
Advertising and public relations	136	109
Other noninterest expense	3,347	3,047

Total noninterest expense	17,786	16,740

Income before income taxes	13,823	14,175
Income taxes	4,965	5,636

Net income	$8,858	$8,539

Basic earnings per common share	$0.81	$0.88
Diluted earnings per common share	0.80	0.87

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	413	—	—	—	—	413
Exercise of stock options	—	—	442	—	—	—	—	442
Tax benefit on stock options exercised and stock awards	—	—	210	—	—	—	—	210
Comprehensive income:
Net income	—	—	—	—	8,858	—	—	8,858
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(3,249)	—	(3,249)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(309)	—	(309)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								5,257
Common stock dividends— $0.06 per share	—	—	—	—	(660)	—	—	(660)

Balance at March 31, 2006	$—	$113	$190,559	$—	$54,186	$(12,821)	$(7,057)	$224,980

Balance at December 31, 2004	—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of stock grants	—	—	571	(571)	—	—	—	—
Amortization of stock grants	—	—	—	172	—	—	—	172
Exercise of stock options	—	—	142	—	—	—	—	142
Tax benefit on stock options exercised and stock awards	—	—	34	—	—	—	—	34
Comprehensive income:
Net income	—	—	—	—	8,539	—	—	8,539
Change in unrealized loss on available-for-sale investment securities, net of reclassification, net of income taxes	—	—	—	—	—	(4,946)	—	(4,946)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(498)	—	(498)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								3,052

Common stock dividends— $0.06 per share	—	—	—	—	(581)	—	—	(581)

Balance at March 31, 2005	$—	$100	$148,429	$(1,782)	$24,656	$(5,954)	$(7,057)	$158,392

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,858	$8,539
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative (income) expense	(582)	1,576
Amortization of premiums and discounts, net	360	508
Gain on sale of available-for-sale securities, net	—	(127)
Deferred loan fee amortization	(1,421)	(1,099)
Provision for loan losses	900	1,834
Depreciation and amortization	903	779
Deferred income taxes	(1,693)	(2,450)
Loss on sale of other real estate	10	—
Gain on sale of land trusts	—	(2,000)
Gain on sale of branch	—	(1,572)
Tax benefit on stock options exercised and stock awards	(156)	—
Other, net	(232)	(320)
Changes in other assets and liabilities:
Accrued interest receivable	(576)	(1,251)
Other assets	(135)	1,135
Accrued interest, taxes and other liabilities	2,956	(711)

Net cash provided by operating activities	9,192	4,841

Cash flows from investing activities:
Purchases of available-for-sale securities	(64,226)	(20,182)
Proceeds from principal payments and maturities of available-for-sale securities	11,445	13,112
Proceeds from sale of available-for-sale securities	—	2,725
Net increase in loans	(7,169)	(48,535)
Net additions to premises, leasehold improvements and equipment	(775)	(33)
Net cash paid on sale of branch	—	(10,853)
Proceeds from sale of land trusts	—	2,050
Proceeds from sales of other real estate	915	1

Net cash used in investing activities	(59,810)	(61,715)

Cash flows from financing activities:
Net increase (decrease) in deposits	(47,974)	86,751
Net increase (decrease) in short-term borrowings	10,297	(14,681)
Proceeds from exercise of employee stock options	442	142
Tax benefit on stock options exercised and stock awards	156	—
Dividends paid	(658)	(579)

Net cash provided (used) by financing activities	(37,737)	71,633

Net increase (decrease) in cash and cash equivalents	(88,355)	14,759
Cash and cash equivalents, beginning of period	161,065	79,250

Cash and cash equivalents, end of period	$72,710	$94,009

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,306	$12,557
Income taxes	322	476
Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(3,249)	$(4,946)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three month period ended March 31, 2006 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,584	$—	$(4,151)	$199,433
Collateralized mortgage obligations	182,927	50	(6,233)	176,744
Mortgage-backed securities	207,335	84	(6,592)	200,827
State and municipal obligations	127,670	1,165	(1,937)	126,898

Total available-for-sale	721,516	1,299	(18,913)	703,902

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$721,791	$1,299	$(18,913)	$704,177

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,753	$—	$(3,396)	$200,357
Collateralized mortgage obligations	187,368	92	(4,360)	183,100
Mortgage-backed securities	166,592	136	(4,830)	161,898
State and municipal obligations	111,380	1,357	(1,614)	111,123

Total available-for-sale	669,093	1,585	(14,200)	656,478

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$669,368	$1,585	$(14,200)	$656,753

3. Loans:

Loans classified by type at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$645,226	$665,023
Commercial real estate secured	802,273	793,965
Real estate-construction	715,541	684,737
Residential real estate mortgages	65,793	63,789
Home equity loans and lines of credit	146,682	161,058
Consumer	14,340	14,972
Other loans	2,063	1,497

Gross loans	2,391,918	2,385,041
Less: Unearned discount	(92)	(110)

Total loans	2,391,826	2,384,931
Less: Allowance for loan losses	(36,686)	(37,481)

Loans, net	$2,355,140	$2,347,450

Nonaccrual and impaired loans at March 31, 2006 were $18.2 million and $38.0 million, respectively, as compared to $10.8 million and $35.8 million at December 31, 2005, respectively.

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
NOW accounts	$95,376	$104,269
Savings accounts	70,318	73,173
Money market deposits	683,000	645,523
Time deposits:
Certificates of deposit of less than $100,000	192,056	206,951
Certificates of deposit of $100,000 or more	357,912	342,842
Out-of-local-market certificates of deposit	123,198	131,116
Brokered certificates of deposit	493,856	505,802
Public time deposits	76,151	69,679

Total time deposits	1,243,173	1,256,390

Total	$2,091,867	$2,079,355

Brokered CDs are carried net of the related broker placement fees and fair value adjustments related to those brokered CDs accounted for as fair value hedges. The broker placement fees are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Par value of brokered CDs	$498,595	$508,435
Unamortized broker placement fees	(2,510)	(3,084)
Fair value adjustment	(2,229)	451

Total	$493,856	$505,802

5. Other Borrowings:

Other borrowings at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	Dec. 31, 2005
	(in thousands)
Securities sold under agreements to repurchase:
Overnight	$156,431	$150,746
Term	100,000	100,000
Federal funds purchased	52,277	47,567
U.S. Treasury tax and loan note option	15	113

Total	$308,723	$298,426

6. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized loss from securities:
Change in unrealized loss on available-for-sale securities	$(4,999)	$1,750	$(3,249)	$(7,482)	$2,619	$(4,863)
Less: reclassification adjustment for gains included in net income	—	—	—	(127)	44	(83)

Change in unrealized loss on available-for-sale securities, net of reclassification adjustment	(4,999)	1,750	(3,249)	(7,609)	2,663	(4,946)
Change in net unrealized loss from cash flow hedging instruments	(477)	168	(309)	(766)	268	(498)
Change in deferred gain from termination of cash flow hedging instruments	(66)	23	(43)	(66)	23	(43)

Other comprehensive loss	$(5,542)	$1,941	$(3,601)	$(8,441)	$2,954	$(5,487)

7. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For the three month periods ended March 31, 2006 and 2005, stock options outstanding to purchase 111,459 common shares and 1,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended March 31,
(dollars in thousands, except share and per share amounts)	2006	2005
Net income	$8,858	$8,539

Weighted average common shares outstanding	10,874,419	9,663,676
Dilutive effect of common stock equivalents	198,598	169,299

Diluted weighted average common shares outstanding	11,073,017	9,832,975

Basic earnings per common share	$0.81	$0.88
Diluted earnings per common share	0.80	0.87

8. Stock-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) which was applied to periods prior to 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R, however, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant.

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors. As of January 1, 2006, 329,215 shares of Company common stock were available for future grants under the Plan. The Company uses newly issued shares of common stock for grants of restricted stock or the exercise of stock options.

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $412,000 ($162,000 income tax benefit). Included in this expense was $213,000 ($84,000 income tax benefit) related to stock options and $199,000 ($78,000 income tax benefit) related to grants of restricted stock. In comparison, during the three month period ended March 31, 2005, the Company recorded $172,000 ($68,000 income tax benefit) of expense related to the grants of restricted stock. In addition, had the Company not applied the intrinsic value method of accounting for stock options during the first quarter of 2005, the Company would have had $273,000 ($107,000 income tax benefit) of compensation expense related to stock options.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding share-based payment awards for the periods indicated. The amounts reported for 2005 are as if the provisions of SFAS 123R had been applied and the amounts reported for 2006 are as reported on the Consolidated Statement of Income:

	For the Three Months Ended March 31,
(dollars in thousand, except per share amounts)	As Reported 2006	Proforma 2005
Net income as reported	$8,858	$8,539
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	250	104
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(250)	(270)

Net income	$8,858	$8,373

Basic earnings per common share
As reported	$0.81	$0.88
Pro forma	0.81	0.87

Diluted earnings per common share
As reported	$0.80	$0.87
Pro forma	0.80	0.85

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company recognized compensation costs for these awards over the requisite service period for the entire award on a straight-line basis. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. The stock options that were granted prior to 2006 vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. The stock options that were granted in 2006 vest over a four year period (vesting at 25% per year) and expire eight years following grant date. In either case, upon death, disability, retirement or change of control of the Company (as defined) vesting may be accelerated to 100%.

The following is a summary of stock option activity for the three month period ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	765,088	$23.30
Granted	114,122	37.51
Exercised	(21,007)	21.07
Forfeited or expired	(9,663)	30.08

Outstanding at March 31, 2006	848,540	$25.18	6.8	$11,888

Exercisable at March 31, 2006	438,086	$21.40	5.8	$7,793

In connection with stock options exercised during the first quarter of 2006, the Company received $442,000 of cash from the settlement of the options on the exercised awards. In addition, the Company received a $156,000 tax benefit from these exercises. Participants in the stock option plans realized an intrinsic value of $400,000 and $68,000 from the exercise of these options during the first quarter of 2006 and 2005, respectively. As of March 31, 2006, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $3.2 million and the weighted average period which these costs are expected to be recognized over is approximately 3.2 years.

Restricted Stock Plan:

Under its plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest. Restricted stock awards based upon completion of future service requirements vests 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock to compensation expense for awards in 2006. Prior to 2006, the Company recognized compensation cost for restricted stock over the service period of each separately vesting portion of the award, in effect treating each vesting portion as a separate award. For grants in 2006, compensation costs are recognized straight line over the vesting period for the entire award.

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	113,908	$29.42
Granted	15,347	37.51
Vested	(6,900)	19.64
Forfeited	(5,689)	32.53

Nonvested at March 31, 2006	116,666	$30.91

In the first quarter of 2006, the Company received a $54,000 tax benefit from the vesting of restricted stock awards. The fair value of restricted stock awards that vested during the first quarter of 2006 was $273,000, while no awards vested during the first quarter of 2005. As of March 31, 2006, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.5 million and the weighted average period which these costs are expected to be recognized over is approximately 3.5 years.

Valuation Information:

The Company uses the modified Black-Scholes option-pricing model (“Black-Scholes model”) for determining the fair value stock options issued to employees and directors. The determination of the fair value of share-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The significant assumptions include the risk-free interest rate at grant date, expected stock price volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. For the 2006 grant, the expected volatility input into the model takes into account the historical volatility of the Company stock over the period that it has been publicly trade and the historical volatility over the expected term of the option of a peer group. The expected volatility for grants prior to 2006 was based upon estimates of volatility of Company stock considering that prior to October 2002 the stock was not publicly traded. The expected dividend yield assumption is based upon the Company’s historical dividend payout. For options granted in 2006, the Company used the methodology used in SAB 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award. For grants prior to 2006, the expected life was estimated considering that exercise behaviors were impacted by the limited history of public trading of the Company’s stock.

The following are the significant assumptions used to determine the fair value of stock option awards, using a modified Black-Scholes option pricing model, for each of the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Grant date fair value per share	$11.76	$9.12
Significant assumptions:
Risk-free interest rate at grant date	4.40%	4.23%
Expected stock price volatility	27.50%	19.47%
Expected dividend payout	0.64%	0.77%
Expected option life, in years	5.25	7.00

9. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor agreements (floors), to assist in interest rate risk management.

As of March 31, 2006, the Company had $330.0 million notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. The Company designated $328.5 million of these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Company recognizes in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, in noninterest income. The fair value of the CD swaps is reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total hedge ineffectiveness during the first quarter of 2006 was $7,000.

The following table sets forth the activity in the notional amounts and fair value of the CD swaps during the first three months of 2006:

	CD Swaps		Weighted Averages
	Notional Amount	Fair Value	Receive Rate	Pay Rate	Life in Years
	(in thousands)
Balance at December 31, 2005	$320,000	$(7,140)	4.09%	4.30%	4.8
Additions	20,000
Maturities	(10,000)

Balance at March 31, 2006	$330,000	$(9,209)	4.20%	4.72%	4.5

The Company is also party to a $50.0 million notional amount interest rate swap, under which the Company receives a fixed interest rate of 6.04% and pays a floating rate based upon the prime-lending rate. This contract is accounted for as a cash flow hedge and the fair value of the swap is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The fair value of the interest rate swap as of March 31, 2006 was a liability of $1.5 million.

The Company is also party to $200.0 million notional amount prime rate interest rate floors at 5.50% and 6.25%. These contracts are accounted for as cash flow hedges and the fair value of the floors is recorded as an asset or liability with the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. The fair value of the floors as of March 31, 2006 was an asset of $358,000.

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

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2005 Annual Report on Form 10-K filed with the SEC on March 13, 2006.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies” in our 2005 Annual Report on Form 10-K.

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

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative is not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivative flow through the consolidated statements of income in other noninterest income, which results in greater volatility in our earnings.

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

RESULTS OF OPERATIONS

Overview

We recorded net income for the quarter ended March 31, 2006 of $8.9 million, an increase of $319,000, or 3.7%, from the first quarter of 2005 net income of $8.5 million. The benefits from higher net interest income and a lower provision for loan losses in 2006 were largely offset by lower noninterest income and higher operating expenses. Gains on the sale of land trusts and a banking center in the first quarter of 2005 totaling $3.7 million were partially offset by the impact of the changes in fair values on our CD swap hedges. We had other derivative expense of $1.4 million in the first quarter of 2005, compared to income of $582,000 in the first quarter of 2006.

Net income per diluted common share was $0.80 for the first quarter of 2006 as compared to $0.87 for the first quarter of 2005. The decline in the earnings per share, despite the increase in net income, was primarily due to an increase in our outstanding shares resulting from our public offering of 1.15 million shares of common stock in the third quarter of 2005.

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

Quarter Ended March 31, 2006 as Compared to the Quarter Ended March 31, 2005:

The following table presents for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume, rates and reporting period. Interest income is measured on a tax-equivalent basis using a 35% rate.

	Quarter ended March 31, 2006 over Quarter ended March 31, 2005 INCREASE/(DECREASE)
	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities (1)	$2,050	$150	$2,200
Cash equivalents	199	141	340
Loans (1)	2,792	7,103	9,895

Total interest-earning assets			12,435

INTEREST PAID ON:
Interest-bearing deposits	1,419	6,763	8,182
Total borrowings	143	1,446	1,589

Total interest-bearing liabilities			9,771

Net interest income	$3,224	$(560)	$2,664

(1)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.

Net interest income was $28.0 million during the first quarter of 2006, a $2.2 million, or 8.4%, increase over the $25.8 million of net interest income during the first quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2006 was $28.8 million as compared to $26.1 million during the same quarter in 2005. Net interest income during the first quarter of 2006 increased as a result of increased interest-earning assets, partially offset by a decline in net interest margin.

The volume of interest-earning assets was a key driver of the increased net interest income earned. Average interest-earning assets increased $345.5 million, or 12.5%, to $3.11 billion for the first quarter of 2006 compared to $2.76 billion for the first quarter in 2005. Average total loans increased $170.7 million, or 7.8%, and average investment securities increased $152.4 million. Average commercial loans increased $220.2 million, or 11.5%, from the first quarter of 2005 to the first quarter of 2006, while consumer oriented loans declined $49.6 million.

The increase in average interest earning assets between the first quarters of 2006 and 2005 was funded approximately equally with in-market customer deposits and out-of-market funding sources. Between the two quarterly periods, average brokered and out-of-local-market certificates of deposits increased $66.5 million and repurchase agreements with broker/dealers increased $100.0 million. Local customer deposits increased $160.2 million, driven primarily by increased average money market accounts. Deposits in lower rate products, including noninterest-bearing demand deposits, NOW and savings accounts, declined, while balances in promotional money market accounts and certificates of deposit increased.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.75% during the first quarter of 2006 compared to 3.83% during the same quarter a year ago, a decrease of 8 basis points. The margin was negatively impacted by the cost and mix of our funding for the quarter ended March 31, 2006. These non-GAAP tax equivalent measures are discussed more fully below.

The net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities, decreased 29 basis points to 3.05% during the first quarter of 2006 from 3.34% during the first quarter of 2005. The yield on our interest-earning assets increased 97 basis points to 6.80% during the first quarter of 2006 from 5.83% during the same quarter in 2005. The cost of our interest-bearing liabilities increased 126 basis points to 3.75% during the first quarter of 2006 from 2.49% during the same quarter in 2005. The rise in short-term market interest rates over the last 20 months, including fed funds and LIBOR, produced an increase in both our yield on earning assets and the cost of our interest-bearing liabilities.

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered CDs to a variable rate. Net cash settlements on swaps that qualify for hedge accounting are reported in interest expense and those settlements that do not qualify for hedge accounting are reported in noninterest income. During the first quarter of 2006, these swaps qualified for hedge accounting and the net cash settlements, which totaled $306,000, are reported in interest expense. Our CD swaps did not qualify for hedge accounting in the first quarter of 2005 and, therefore, net cash settlements of $223,000 were reported in noninterest income.

In our 2005 Annual Report, we reported that we expected downward pressure on our net interest margin and that if we executed our balance sheet growth and funding mix plans effectively, we expected our net interest margin to decline marginally. During the first quarter of 2006, we did not meet our balance sheet growth and funding mix plans and the competitive market place continued to drive up the rates paid on deposits and decrease the yield received on loans. Our current internal modeling indicates an increasingly challenging margin management environment. We believe remaining committed to and executing our strategy offers the best opportunity to minimize margin compression. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of interest rates.

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

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net interest income as stated	$28,019	$25,847
Tax equivalent adjustment-investments	701	259
Tax equivalent adjustment-loans	89	39

Tax equivalent net interest income	$28,809	$26,145

Yield on earning assets without tax adjustment	6.70%	5.79%
Yield on earning assets - tax equivalent	6.80%	5.83%

Net interest margin without tax adjustment	3.65%	3.79%
Net interest margin - tax equivalent	3.75%	3.83%

Net interest spread without tax adjustment	2.95%	3.30%
Net interest spread - tax equivalent	3.05%	3.34%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$575,613	$5,933	4.12%	$506,068	$4,995	3.95%
Tax-exempt (tax equivalent) (2)	124,613	2,002	6.43	41,790	740	7.08

Total investment securities	700,226	7,935	4.53	547,858	5,735	4.19

Cash Equivalents	41,013	449	4.38	18,516	109	2.35

Loans (2) (3):
Commercial and commercial real estate	2,132,170	39,549	7.42	1,911,926	29,656	6.20
Residential real estate mortgages	62,840	840	5.35	64,147	854	5.32
Home equity and consumer	171,416	3,051	7.22	219,688	2,991	5.52
Fees on loans		421			465

Net loans (tax equivalent) (2)	2,366,426	43,861	7.51	2,195,761	33,966	6.27

Total interest-earning assets (2)	3,107,665	52,245	6.80	2,762,135	39,810	5.83

Allowance for loan losses	(37,719)			(38,561)

NON-EARNING ASSETS:
Cash and due from banks	63,051			65,162
Accrued interest and other assets	88,917			85,779

TOTAL ASSETS	$3,221,914			$2,874,515

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$758,681	5,445	2.91	$573,276	1,790	1.27
Savings deposits	71,990	51	0.28	82,540	60	0.29
Time deposits	1,249,115	12,669	4.11	1,156,777	8,133	2.85

Total interest-bearing deposits	2,079,786	18,165	3.54	1,812,593	9,983	2.23

Other borrowings	287,991	2,508	3.48	234,702	975	1.66
Notes payable and FHLB advances	75,000	855	4.56	85,500	1,002	4.69
Junior subordinated debentures	87,638	1,908	8.71	87,638	1,705	7.78

Total interest-bearing liabilities	2,530,415	23,436	3.75	2,220,433	13,665	2.49

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	407,466			447,904
Accrued interest, taxes, and other liabilities	62,696			48,295

Total noninterest-bearing liabilities	470,162			496,199

STOCKHOLDERS’ EQUITY	221,337			157,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,221,914			$2,874,515

Net interest income (tax equivalent) (2)		$28,809			$26,145

Net interest spread (tax equivalent) (2) (4)			3.05%			3.34%

Net interest margin (tax equivalent) (2) (5)			3.75%			3.83%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	Mar. 31, 2006	Mar. 31, 2005
	(in thousands)
Service charges	$1,880	$2,407
Trust services	464	848
Investment management services	467	336
Loan syndication fees	500	700
Other noninterest income	597	265

	3,908	4,556

Gain on sale of land trusts	—	2,000
Gain on sale of branch	—	1,572
Gain on sale of investment securities, net	—	127

	—	3,699

Other derivative income (expense)	582	(1,353)

Total noninterest income	$4,490	$6,902

Total noninterest income was $4.5 million during the first quarter of 2006 compared to $6.9 million during the same quarter a year ago. Noninterest income in 2005 included $3.6 million in gains from the sales of our land trust operations and our Broadview, Illinois branch. Other derivative expense was $1.4 million in the first quarter of 2005, compared to income of $582,000 in the first quarter of 2006. In addition, lower deposit service charges and trust fees reduced noninterest income in 2006.

Deposit service charges were $1.9 million during the first quarter of 2006, $527,000, or 21.9%, less than the deposit service charges of $2.4 million during the same quarter a year ago. The decrease in service charge revenue during 2006 related primarily to commercial services charges and was largely caused by the increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. Our earnings credit rate increased 122 basis points, almost doubling in comparison to the first quarter of 2005. We believe our efforts to increase deposit service charge income in future periods will continue to be challenged by possible increases in the earnings credit rate, competitive pricing pressures for cash management services and the decline in the volume of paper checks clearing the banking system as a whole.

Trust service fees declined $384,000, or 45.3%, to $464,000 during the first quarter of 2006 from $848,000 million during the first quarter of 2005. Beginning April 1, 2005, our trust fees did not include land trust fees because our land trust operations were sold on March 31, 2005, resulting in a gain of $2.0 million. In addition, in the third quarter of 2005, we entered into a strategic alliance with a company that provides tax-deferred exchange services whereby all four of our deferred exchange professionals became employees of that company and we became the primary financial custodian for that company in the Midwest region. Land trust and exchange fee income included in trust fees totaled $466,000 for the first quarter of 2005.

Investment management services consist primarily of asset management consulting services. Investment management fees increased $131,000, or 39.0%, to $467,000 during the first quarter of 2006 compared to $336,000 during the same quarter a year ago. The market value of assets under management was $433.1 million at March 31, 2006 as compared to $313.6 million at March 31, 2005.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch.

We received $500,000 of loan syndication fees during the first quarter of 2006 as compared to $700,000 during the first quarter 2005. We earn these fees through the syndication of commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, our activity in loan syndication has been intermittent and can fluctuate from quarter to quarter. We continue to anticipate 2006 fees to approximate 2004 and 2003 levels.

We use certain interest rate exchange agreements, or swaps, to convert fixed rate brokered CDs to a variable rate. Other derivative income during the first quarter of 2006 is principally the result of changes in the fair value of the derivatives due to the passage of time, which is excluded from our assessment of hedge effectiveness. Total hedge ineffectiveness during the first quarter of 2006 was $7,000.

Our CD swaps did not qualify for hedge accounting during the first quarter of 2005 and therefore, other derivative expense is comprised of the total change in the fair value of the CD swaps, net of cash settlements of $223,000.

Other noninterest income includes fees received from the issuance of standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. The increase in other noninterest income during the first quarter of 2006 as compared to the first quarter of 2005 was affected by the $162,000 increase in the market value of assets in employee deferred compensation plans as well as a $208,000 decline in the quarterly estimated loss for low-income housing partnership investments.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For the Three Months Ended
	Mar. 31, 2006	Mar. 31, 2005
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$8,390	$7,897
Incentives, commissions, and retirement benefits	1,945	2,103

Total salaries and employee benefits	10,335	10,000
Occupancy of premises, furniture and equipment	3,007	2,609
Computer processing	416	433
Corporate insurance	306	370
Legal fees, net	239	172
Advertising and public relations	136	109
Other noninterest expense	3,347	3,047

Total noninterest expense	$17,786	$16,740

Efficiency Ratio	54.71%	51.32%

Noninterest expense increased $1.0 million, or 6.2%, to $17.8 million during the first quarter of 2006 from $16.7 million during the same period in 2005.

For the first quarter of 2006, salaries and benefits increased $335,000, or 3.4%, compared to the first quarter of 2005. FTE remained largely unchanged from the prior year with 420 employees at March 31, 2006. Included in salaries and benefits was $213,000 of stock option expense recognized in connection with our implementation of the new stock option accounting under FAS 123R. Annual merit increases and an increase in the market value of assets in the employee deferred compensation plans also increased salary expense in the first quarter of 2006 compared to the first quarter of 2005.

On January 1, 2006, we adopted SFAS 123R which requires us to record compensation expense for all stock-based compensation awards, including of both restricted stock and stock options issued to employees and directors. Prior to 2006, we did not record compensation expense associated with stock options. Because of the adoption of SFAS 123R, for the three months ended March 31, 2006 we recorded stock-based compensation expense of $412,000 which was comprised of $213,000 related to stock options and $199,000 related to grants of restricted stock. In comparison, during the three month period ended March 31, 2005, stock based compensation totaled $172,000 and consisted only of expense related to the grants of restricted stock. See “Stock-Based Compensation” included in the Notes to the Consolidated Financial Statements for further information regarding the adoption of SFAS 123R.

Occupancy of premises and furniture and equipment expense was $3.0 million for the first quarter of 2006, an increase of $398,000, or 15.2%, as compared to $2.6 million of expense in the first quarter of 2005. Real estate taxes increased $148,000 in the first quarter 2006, the majority of which related to revised assessments on our leased corporate center. Depreciation and amortization increased $123,000, driven in part by the opening of our Orland Park facility and the remodeling of our Wheeling facility.

Legal fees relate to collection activities, loan documentation, contract and compliance matters, securities law compliance and other costs associated with being a publicly-traded company. Legal fees are reported net of reimbursements received from borrowers. Legal fees in the first quarter of 2005 included a $330,000 reimbursement of legal fees to the Bank from a legal action we instituted in 1999.

Advertising and public relations expense was $136,000 during the first quarter of 2006 as compared to $109,000 during the same quarter in 2005. Beginning in April 2006, we began to increase our advertising and marketing activities to enhance recognition of the Bank’s brand and its offering of products and services. We expect our advertising expenses to increase in subsequent quarters and currently expect advertising expense of approximately $1.0 million for the full year in 2006, as compared to $574,000 for 2005.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.3 million during the first quarter of 2006 compared to $3.0 million during the first quarter of 2005. An increase in consulting and other professional services mainly produced the increase between the two quarters.

Our efficiency ratio increased to 54.71% in the first quarter 2006 as compared to 51.32% in the first quarter of 2005. The lower efficiency ratio in 2005 was primarily caused by the gains on the sales of the land trusts and the branch.

Income Taxes

We recorded income tax expense of $5.0 million during the first quarter of 2006, resulting in an effective income tax rate of 35.9%. In comparison, the effective income tax rate for the first quarter of 2005 was 39.8%. The lower effective tax rate in 2006 resulted primarily from the increased tax-exempt municipal securities portfolio.

FINANCIAL CONDITION

Overview

Total assets were $3.25 billion at March 31, 2006, a decrease of $29.7 million from total assets of $3.28 billion at December 31, 2005. A decrease in short-term investments of $98.3 million caused the decline. Total investment securities increased $47.7 million and total loans increased $6.9 million. Total deposits decreased by $50.6 million to $2.49 billion at March 31, 2006 compared to $2.54 billion at December 31, 2005, while total other borrowings increased by $10.3 million. Total stockholders’ equity at March 31, 2006 was $225.0 million compared to $219.3 million at December 31, 2005.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $72.7 million at March 31, 2006 compared to $161.1 million at December 31, 2005. Included in cash equivalents at December 31, 2005, were $100.0 million of securities purchased under agreements to resell on January 3, 2006, to accommodate a large, short-term deposit.

Investment Securities

Investment securities totaled $704.2 million at March 31, 2006 compared to $656.8 million at December 31, 2005, an increase of $47.4 million, or 7.2%. During the first quarter of 2006 we purchased $16.3 million in tax-exempt municipal securities completing the interest rate risk management strategy initiated in September 2005 to reduce potential exposure to declining interest rates. In addition, we purchased $47.9 million of mortgage-related securities for liquidity risk management associated with certain large customer deposits. These purchases were partially offset by $11.4 million in repayments and maturities of securities and a $5.0 million increase in the unrealized loss. The weighted average life of the investment portfolio at March 31, 2006 was approximately 5 years.

At March 31, 2006, the net unrealized loss on the available for sale securities totaled $17.6 million. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Loans

Total loans at March 31, 2006 were relatively unchanged as compared to December 31, 2005 as the increase in total commercial loans of $19.3 million was largely offset by the decrease in consumer oriented loans of $12.4 million. The increase in total commercial loans resulted primarily from growth in real estate construction and commercial real estate secured loans.

The composition of our loan portfolio as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006		December 31, 2005
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial real estate secured	$802,273	34%	$793,965	33%
Real estate - construction	715,541	30	684,737	29
Commercial and industrial	645,226	27	665,023	28
Consumer-oriented loans	228,878	9	241,316	10

Gross loans	$2,391,918	100%	$2,385,041	100%

Our commercial real estate secured loans increased $8.3 million, or 1.0%, to $802.3 million at March 31, 2006, as compared to $794.0 million at December 31, 2005. Loans secured by non-owner occupied commercial property increased while the financing of owner-occupied commercial real estate and residential income property declined. As of March 31, 2006, the composition of our commercial real estate secured portfolio was approximately as follows:

	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	59%	20%
Owner occupied	25%	9%

Subtotal	84%	29%
Residential income property	16%	5%

Total commercial real estate secured	100%	34%

Our real estate - construction loans increased by $30.8 million, or 4.5%, to $715.5 million at March 31, 2006, as compared to $684.7 million at December 31, 2005. As of March 31, 2006, the composition of our real estate—construction portfolio was approximately as follows:

	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	25%	8%
Multifamily	18%	5%
Condominiums	26%	8%

Subtotal	69%	21%
Commercial property	13%	4%
Land and land development	18%	5%

Total real estate – construction	100%	30%

Our commercial and industrial (C&I) loans decreased by $19.8 million, or 3.0%, to $645.2 million at March 31, 2006, as compared to $665.0 million at December 31, 2005.

In our 2005 Annual Report, we reported that we expected our 2006 growth rate in total commercial loans to reflect historical growth rates and that we plan to focus on originating C&I loans in 2006. While we did not grow our C&I loan portfolio during the first quarter of 2006, we remain committed to our strategy and are working to recruit additional talent to our commercial banking team, enhance our products for business customers to address their current and emerging needs and rolling out our branding program to the marketplace in support of our active calling programs.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $12.4 million, to $228.9 million at March 31, 2006. A significant portion of the consumer-oriented loan portfolio includes loans we originated through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $41.2 million at December 31, 2005 to $36.5 million at March 31, 2006.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$2,691	$2,615	$4,117
Nonaccrual loans	18,237	10,834	11,120

Total nonperforming loans	20,928	13,449	15,237
Other real estate owned	214	1,139	46
Other repossessed assets	—	—	11

Total nonperforming assets	$21,142	$14,588	$15,294

Restructured loans not included in nonperforming assets	—	—	$2,768
Impaired loans	$38,011	$35,764	$19,835

Nonperforming loans to total loans	0.87%	0.56%	0.68%
Nonperforming assets to total loans plus repossessed property	0.88%	0.61%	0.68%
Nonperforming assets to total assets	0.65%	0.44%	0.52%

Nonperforming assets increased to $21.1 million at March 31, 2006, compared to $14.6 million at December 31, 2005 and $15.3 million at March 31, 2005. The ratio of nonperforming loans as a percentage of total loans was 0.87% at March 31, 2006 compared to 0.56% at December 31, 2005 and 0.68% at March 31, 2006. The increase in nonaccrual loans at March 31, 2006 resulted largely from a single C&I loan in the amount of $7.1 million that is secured by inventory and accounts receivable. This loan was also included in impaired loans and had a specific allowance attributed to it at March 31, 2006.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $38.0 million at March 31, 2006 compared to $35.8 million at December 31, 2005 and $19.8 million at March 31, 2005. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans.

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

The following table shows an analysis of our allowance for loan losses and other related data:

	For Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Average total loans	$2,366,426	$2,195,761

Total loans at end of period	$2,391,826	$2,255,867

Allowance for loan losses:
Allowance at beginning of period	$37,481	$37,484
Total charge-offs	(2,185)	(501)
Total recoveries	490	445

Net charge-offs	(1,695)	(56)
Provision for loan losses	900	1,834

Allowance at end of period	$36,686	$39,262

Annualized net charge-offs to average total loans	0.29%	0.01%
Allowance to total loans at end of period	1.53%	1.74%
Allowance to nonperforming loans	175.30%	257.68%

Net charge-offs during the first quarter of 2006 were $1.7 million, or an annualized 0.29% of average loans. A partial charge off on one C&I loan comprised $1.4 million of our net charge-offs in the first quarter of 2006. In comparison, net charge-offs during the first quarter of 2005 were $56,000 representing an annualized 0.01% of average loans. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans or other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a sizable impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

Our allowance for loan losses was $36.7 million at March 31 2006, or 1.53% of end-of-period loans and 175.30% of nonperforming loans. We believe that the overall credit quality of our portfolio supports that the reserve as a percentage of total loans should be lower today than in prior years. At March 31, 2005, the allowance for loan losses was $39.3 million, which represented 1.74% of end-of-period loans and 257.68% of nonperforming loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $900,000 for the first quarter of 2006 and $1.8 million for the first quarter of 2005. In comparison, the average provision for loan losses over the last five quarters was $1.3 million and ranged from zero to $2.8 million. Our loan loss provision is determined based upon an extensive analysis of our portfolio which incorporates the historical loss experience within separate segments of the loan portfolio as well as our estimates with respect to specific identified troubled credits. The lower allowance for loan losses in relation to total loans in 2006 was influenced by the lower average annual net charge offs over the last two years. We expect the level of our provisioning in the future will reflect the interplay of our expected loan growth with the overall quality of the loan portfolio, including our experience with identified troubled credits. If the overall credit performance of our loan portfolio is similar and our loan portfolio continues to grow, we would expect our allowance as a percentage of total loans to decline through the end of 2006. The provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Deposits totaled $2.49 billion at March 31, 2006, down $50.6 million from year-end 2005 and up $141.7 million from March 31, 2005. Total in-market deposits decreased $30.7 million from December 31, 2005 to March 31, 2006. From December 31, 2005 to March 31, 2006, balances in non-interest bearing deposits and lower rate NOW, savings and money-market accounts declined, while balances in higher rate money market accounts increased. The increase in money market accounts was primarily a result of increased tax-deferred exchange deposits which increased $38.7 million during the quarter to $286.6 million at March 31, 2006.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$407,466	16.4%	—%	$447,904	19.8%	—%
NOW accounts	104,849	4.2	0.54	125,973	5.6	0.47
Money market accounts	653,832	26.3	3.29	447,303	19.8	1.49
Savings deposits	71,990	2.9	0.29	82,540	3.7	0.29
Time deposits:
Certificates of deposit	547,449	22.0	3.76	521,129	23.1	2.70
Out-of-local-market certificates of deposit	126,158	5.1	4.21	132,026	5.8	2.88
Brokered certificates of deposit	505,394	20.3	4.49	432,992	19.1	3.09
Public Funds	70,114	2.8	3.97	70,630	3.1	2.45

Total time deposits	1,249,115	50.2	4.11	1,156,777	51.1	2.85

Total deposits	$2,487,252	100.0%		$2,260,497	100.0%

Average deposits increased $226.8 million, or 10.0%, to $2.49 billion for the first quarter of 2006, as compared to the first quarter of 2005. The majority of the increase in deposits was obtained from increased money market account balances. Money market account balances increased from 19.8% of total deposits in the first quarter of 2005 to 26.3% in the first quarter of 2006, primarily in high-rate promotional money market accounts and tax-deferred exchange deposits. In addition, average brokered and out-of-local-market certificates of deposit increased $66.5 million to $631.6 million for the first quarter of 2006 in comparison to the same period in 2005. Average noninterest-bearing demand deposits, NOW accounts and savings deposits decreased $72.1 million, or 11.0%, to $584.3 million for the first quarter of 2006 in comparison to the same period a year ago.

Other Borrowings and Liabilities

Other borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end, short-term borrowings increased $10.3 million to $308.7 million at March 31, 2006, as compared to $298.4 million at December 31, 2005.

FHLB advances totaled $75.0 million at both March 31, 2006 and December 31, 2005. We had no outstanding balance under our revolving credit facility at March 31, 2006.

At both March 31, 2006 and December 31, 2005, we had $87.6 million of junior subordinated debentures issued to our wholly owned subsidiaries, TAYC Capital Trust I and TAYC Capital Trust II, who used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures.

CAPITAL RESOURCES

At March 31, 2006 and December 31, 2005, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of March 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$333,614	12.26%	$	>217,711	>8.00%	$	>272,139	>10.00%
Cole Taylor Bank	311,403	11.47		>217,218	>8.00		>271,522	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	293,831	10.80		>108,856	>4.00		>163,283	>6.00
Cole Taylor Bank	277,429	10.22		>108,609	>4.00		>162,913	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	293,831	9.19		>127,947	>4.00		>159,934	>5.00
Cole Taylor Bank	277,429	8.70		>127,613	>4.00		>159,516	>5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	$	>215,693	>8.00%	$	>269,617	>10.00%
Cole Taylor Bank	300,510	11.16		>215,325	>8.00		>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44		>107,847	>4.00		>161,770	>6.00
Cole Taylor Bank	266,818	9.91		>107,662	>4.00		>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90		>126,475	>4.00		>158,094	>5.00
Cole Taylor Bank	266,818	8.46		>126,182	>4.00		>157,727	>5.00

During the first quarter of 2006, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income of $10.9 million created the increase in regulatory capital at the bank. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of March 31, 2006, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $65.3 million.

During the first quarter of 2006, the Company’s regulatory capital increased from the retention of earnings. Regulatory capital ratios increased because the increase in capital exceeded the increase in risk-weighted and average assets. During the first quarter of 2006, we declared common stock dividends of $0.06 per share, totaling $660,000.

LIQUIDITY

During the first quarter of 2006, total cash and cash equivalents declined $88.4 million, as a result of the maturity of a $100.0 million reverse securities repurchase agreement. Total deposits and borrowings declined $40.3 million. While total loans were relatively unchanged as compared to year end 2005, we purchased $47.9 million of mortgage-related securities for liquidity risk management purposes. In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents totaled $30.3 million at March 31, 2006 as compared to $34.5 million at December 31, 2005. Additional sources of holding company liquidity during the first quarter of 2006 were the receipt of $442,000 from the exercise of stock options. During the first quarter of 2006, the holding company paid interest on the junior subordinated debentures of $1.9 million and dividends to common stockholders of $658,000. Cash used for holding company operations during the first quarter of 2006 also included the payment of salaries, year-end bonuses, and legal fees. The Company, as of March 31, 2006, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2006, we had $925 million of undrawn commitments to extend credit and $117 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

At March 31, 2006, we had $330.0 million of notional amount interest rate exchange contracts related to certain brokered certificates of deposit. Under these CD swaps, we receive a fixed interest rate equal to the rate paid on the brokered CDs and pay a variable interest rate based upon 3-month LIBOR. During the first quarter of 2006, we entered into additional interest rate exchange agreements with a notional amount totaling of $20.0 million related to newly issued brokered certificates of deposit. These CD swaps qualify as fair value hedges under SFAS 133 and therefore we reported the net cash settlements as interest expense and the difference between the change in fair values of the CD swaps and the hedged CDs as noninterest income.

Subsequent to March 31, 2006, we noted that our exposure to falling interest rates had been largely eliminated. This change in the projected re-pricing behavior of our balance sheet provided the opportunity to re-evaluate our existing portfolio of derivative instruments. On May 4, 2006, we terminated all of our interest rate swaps and acquired a zero-cost interest rate collars (simultaneous floor and caps). These changes to our portfolio of derivative instruments maintains our current interest rate risk profile. The termination of our $380.0 million notional amount of interest rate swaps is not expected to materially impact earnings because they are carried on our balance sheet at fair value.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Note 9 to our consolidated financial statements in this Form 10-Q.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in products such as callable agencies and mortgage-backed securities, real estate mortgage loans, and callable borrowings are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

Our modeling of the March 31, 2006 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated increased pressure on our net interest margin in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature or reprice.

The following table indicates the estimated impact on net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income
	At March 31, 2006		At December 31, 2005
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$774	0.72%	$395	0.36%
- 200 basis points over one year	(899)	(0.83)%	(3,026)	(2.75)%

Our simulation modeling at March 31, 2006 indicated that net interest income would remain largely unchanged under either a rising or falling interest rate environment. Net interest income for year one in a 200 basis points rising or falling rate scenarios was calculated to be 0.72% higher or 0.83% lower, respectively, than the net interest income in the “rates unchanged” scenario.

Subsequent to March 31, 2006, we noted that our exposure to falling interest rates had been largely eliminated in comparison to December 31, 2005. This change in the projected re-pricing behavior of our balance sheet provided the opportunity to re-evaluate our existing portfolio of derivative instruments. On May 4, 2006 we terminated all of our interest rate swaps and acquired a zero-cost interest rate collars (simultaneous floor and caps). These changes to our portfolio of derivative instruments maintains our current interest rate risk profile. The termination of our $380.0 million notional amount of interest rate swaps is not expected to materially impact earnings because they are carried on our balance sheet at fair value.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted SFAS 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminated the intrinsic value method that we had previously used use to account for the granting of employee stock options. We adopted SFAS 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS 123R did not have a material effect on the results of operations or the statement of condition. See Note 8 of our Notes to the Consolidated Financial Statement for further details.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 155 will have a material effect on the results of operations or the statement of condition.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 will have a material impact on its financial condition, results of operations or cash flows.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the last eight quarters. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006 Quarter Ended Mar. 31	2005 Quarter Ended				2004 Quarter Ended
		Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$51,455	$49,873	$45,682	$42,742	$39,512	$37,002	$34,972	$32,869
Interest expense	23,436	21,177	18,202	16,158	13,665	12,341	11,262	10,033

Net interest income	28,019	28,696	27,480	26,584	25,847	24,661	23,710	22,836
Provision for loan losses	900	2,772	—	917	1,834	1,833	2,750	2,750
Noninterest income	3,908	4,386	4,473	3,954	8,128	5,923	4,280	4,304
Net cash settlements on CD swaps	—	22	198	241	223	517	707	735
Change in fair value of CD swaps	582	(1,583)	(2,549)	1,821	(1,576)	(279)	1,940	(2,592)
Gain (loss) on sale of investment securities, net	—	—	—	—	127	(201)	345	—
Noninterest expense	17,786	17,594	17,797	17,524	16,740	18,164	16,310	18,416

Income before income taxes	13,823	11,155	11,805	14,159	14,175	10,624	11,922	4,117
Income taxes	4,965	4,137	4,408	5,342	5,636	3,462	3,864	1,338

Net income	$8,858	$7,018	$7,397	$8,817	$8,539	$7,162	$8,058	$2,779

Earnings per share:
Basic	$0.81	$0.65	$0.73	$0.92	$0.88	$0.75	$0.84	$0.19
Diluted	0.80	0.63	0.71	0.90	0.87	0.73	0.84	0.18

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our 2005 Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

Exhibit Number	Description of Exhibits
4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits
4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: May 5, 2006

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)