Form 10-Q
period 2006-06-30
TAYLOR CAPITAL GROUP INC
filed 2006-08-07
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At August 3, 2006, there were 11,098,886 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,454	$57,171
Federal funds sold	82,700	1,900
Short-term investments	3,551	101,994

Total cash and cash equivalents	148,705	161,065
Investment securities:
Available-for-sale, at fair value	677,207	656,478
Held-to-maturity, at amortized cost (fair value of $275 at June 30, 2006 and December 31, 2005, respectively)	275	275
Loans, net of allowance for loan losses of $36,508 and $37,481 at June 30, 2006 and December 31, 2005, respectively	2,431,455	2,347,450
Premises, leasehold improvements and equipment, net	14,457	15,105
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,138	12,946
Other real estate and repossessed assets, net	234	1,139
Goodwill	23,237	23,237
Other assets	69,055	62,977

Total assets	$3,376,763	$3,280,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$423,450	$464,289
Interest-bearing	2,244,452	2,079,355

Total deposits	2,667,902	2,543,644
Other borrowings	268,059	298,426
Accrued interest, taxes and other liabilities	47,974	56,646
Notes payable and FHLB advances	80,000	75,000
Junior subordinated debentures	86,607	87,638

Total liabilities	3,150,542	3,061,354

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,412,665 and 11,296,836 shares issued at June 30, 2006 and December 31, 2005, respectively; 11,089,658 and 10,973,829 shares outstanding at June 30, 2006 and December 31, 2005, respectively	114	113
Surplus	193,012	191,816
Unearned compensation - stock grants	—	(2,322)
Retained earnings	59,826	45,988
Accumulated other comprehensive loss	(19,674)	(9,220)
Treasury stock, at cost, 323,007 shares	(7,057)	(7,057)

Total stockholders’ equity	226,221	219,318

Total liabilities and stockholders’ equity	$3,376,763	$3,280,672

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$46,488	$36,968	$90,260	$70,895
Interest and dividends on investment securities:
Taxable	6,409	4,974	12,342	9,969
Tax-exempt	1,331	557	2,632	1,038
Interest on cash equivalents	325	243	774	352

Total interest income	54,553	42,742	106,008	82,254

Interest expense:
Deposits	21,269	12,159	39,434	22,142
Other borrowings	2,808	1,210	5,316	2,185
Notes payable and FHLB advances	1,085	1,026	1,940	2,028
Junior subordinated debentures	1,935	1,763	3,843	3,468

Total interest expense	27,097	16,158	50,533	29,823

Net interest income	27,456	26,584	55,475	52,431
Provision for loan losses	2,100	917	3,000	2,751

Net interest income after provision for loan losses	25,356	25,667	52,475	49,680

Noninterest income:
Service charges	1,902	2,408	3,782	4,815
Trust and investment management fees	1,028	1,157	1,959	2,341
Gain on sale of land trusts	—	—	—	2,000
Gain on sale of branch	—	—	—	1,572
Gain on sale of investment securities, net	—	—	—	127
Loan syndication fees	—	—	500	700
Other derivative income (expense)	(105)	2,062	477	709
Other noninterest income	522	389	1,119	654

Total noninterest income	3,347	6,016	7,837	12,918

Noninterest expense:
Salaries and employee benefits	10,265	9,962	20,600	19,962
Occupancy of premises	1,964	1,716	3,979	3,441
Furniture and equipment	942	1,005	1,934	1,889
Computer processing	479	438	895	871
Corporate insurance	319	347	625	717
Legal fees, net	579	609	818	781
Advertising and public relations	437	164	573	273
Other noninterest expense	3,614	3,283	6,961	6,330

Total noninterest expense	18,599	17,524	36,385	34,264

Income before income taxes	10,104	14,159	23,927	28,334
Income taxes	3,799	5,342	8,764	10,978

Net income	$6,305	$8,817	$15,163	$17,356

Basic earnings per common share	$0.58	$0.92	$1.39	$1.81
Diluted earnings per common share	0.57	0.90	1.37	1.77

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,006	—	—	—	—	1,006
Exercise of stock options	—	1	1,818	—	—	—	—	1,819
Tax benefit on stock options exercised and stock awards	—	—	694	—	—	—	—	694
Comprehensive income:
Net income	—	—	—	—	15,163	—	—	15,163
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(9,422)	—	(9,422)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	233	—	233
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,265)	—	(1,265)

Total comprehensive income								4,709

Common stock dividends— $0.12 per share	—	—	—	—	(1,325)	—	—	(1,325))

Balance at June 30, 2006	$—	$114	$193,012	$—	$59,826	$(19,674)	$(7,057)	$226,221

Balance at December 31, 2004	—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of stock grants	—	—	1,791	(1,791)	—	—	—	—
Forfeiture of stock grants			(325)	109				(216)
Amortization of stock grants	—	—	—	373	—	—	—	373
Exercise of stock options	—	1	1,328	—	—	—	—	1,329
Tax benefit on stock options exercised and stock awards	—	—	446	—	—	—	—	446
Comprehensive income:
Net income	—	—	—	—	17,356	—	—	17,356
Change in unrealized loss on available-for-sale investment securities, net of reclassification, net of income taxes	—	—	—	—	—	(114)	—	(114)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(232)	—	(232)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(86)	—	(86)

Total comprehensive income								16,924

Common stock dividends— $0.12 per share	—	—	—	—	(1,167)	—	—	(1,167)

Balance at June 30, 2005	$—	$101	$150,922	$(2,692)	$32,887	$(899)	$(7,057)	$173,262

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,163	$17,356
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(477)	(245)
Amortization of premiums and discounts, net	564	1,080
Gain on sale of available-for-sale securities, net	—	(127)
Deferred loan fee amortization	(2,576)	(2,270)
Provision for loan losses	3,000	2,751
Depreciation and amortization	1,815	1,621
Deferred income taxes	(1,347)	1,086
Losses on other real estate	12	69
Gain on sale of land trusts	—	(2,000)
Gain on sale of branch	—	(1,572)
Excess tax benefit on stock options exercised and stock awards	(497)	—
Cash paid to terminate derivative instruments	(12,239)	—
Other, net	227	128
Changes in other assets and liabilities:
Accrued interest receivable	1,444	(1,935)
Other assets	500	(2,487)
Accrued interest, taxes and other liabilities	(506)	(2,119)

Net cash provided by operating activities	5,083	11,336

Cash flows from investing activities:
Purchases of available-for-sale securities	(91,075)	(53,790)
Proceeds from principal payments and maturities of available-for-sale securities	55,287	36,393
Proceeds from sale of available-for-sale securities	—	2,725
Net increase in loans	(84,451)	(73,411)
Net additions to premises, leasehold improvements and equipment	(1,167)	(1,215)
Net cash paid on sale of branch	—	(10,853)
Proceeds from sale of land trusts	—	2,050
Net proceeds from sales of other real estate	915	(15)

Net cash used in investing activities	(120,491)	(98,116)

Cash flows from financing activities:
Net increase in deposits	128,448	152,697
Net increase (decrease) in other borrowings	(30,367)	37,278
Proceeds from FHLB advances	80,000	—
Repayments of FHLB advances	(75,000)	—
Repayment of junior subordinated debentures	(1,031)	—
Proceeds from exercise of employee stock options	1,819	1,329
Excess tax benefit on stock options exercised and stock awards	497	—
Dividends paid	(1,318)	(1,160)

Net cash provided by financing activities	103,048	190,144

Net increase (decrease) in cash and cash equivalents	(12,360)	103,364
Cash and cash equivalents, beginning of period	161,065	79,250

Cash and cash equivalents, end of period	$148,705	$182,614

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48,594	$27,248
Income taxes	9,785	9,916

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(9,422)	$(114)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$173,503	$—	$(5,027)	$168,476
Collateralized mortgage obligations	178,885	11	(8,924)	169,972
Mortgage-backed securities	224,676	19	(9,940)	214,755
State and municipal obligations	127,253	845	(4,094)	124,004

Total available-for-sale	704,317	875	(27,985)	677,207

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$704,592	$875	$(27,985)	$677,482

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,753	$—	$(3,396)	$200,357
Collateralized mortgage obligations	187,368	92	(4,360)	183,100
Mortgage-backed securities	166,592	136	(4,830)	161,898
State and municipal obligations	111,380	1,357	(1,614)	111,123

Total available-for-sale	669,093	1,585	(14,200)	656,478

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$669,368	$1,585	$(14,200)	$656,753

3. Loans:

Loans classified by type at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$731,832	$665,023
Commercial real estate secured	774,828	793,965
Real estate-construction	747,066	684,737
Residential real estate mortgages	65,445	63,789
Home equity loans and lines of credit	134,469	161,058
Consumer	13,867	14,972
Other loans	533	1,497

Gross loans	2,468,040	2,385,041
Less: Unearned discount	(77)	(110)

Total loans	2,467,963	2,384,931
Less: Allowance for loan losses	(36,508)	(37,481)

Loans, net	$2,431,455	$2,347,450

Nonaccrual and impaired loans at June 30, 2006 were $26.9 million and $45.4 million, respectively, as compared to $10.8 million and $35.8 million at December 31, 2005, respectively.

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
NOW accounts	$84,044	$104,269
Savings accounts	66,803	73,173
Money market deposits	683,660	645,523
Time deposits:
Certificates of deposit of less than $100,000	196,120	206,951
Certificates of deposit of $100,000 or more	347,857	342,842
Out-of-local-market certificates of deposit	128,484	131,116
Brokered certificates of deposit	665,294	505,802
Public time deposits	72,190	69,679

Total time deposits	1,409,945	1,256,390

Total	$2,244,452	$2,079,355

Brokered CDs are carried net of the related broker placement fees and fair value adjustments related to those brokered CDs formerly accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Par value of brokered CDs	$671,607	$508,435
Unamortized broker placement fees	(2,734)	(3,084)
Fair value adjustment	(3,579)	451

Total	$665,294	$505,802

5. Other Borrowings:

Other borrowings at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	Dec. 31, 2005
	(in thousands)
Securities sold under agreements to repurchase:
Overnight	$119,112	$150,746
Term	100,000	100,000
Federal funds purchased	48,822	47,567
U.S. Treasury tax and loan note option	125	113

Total	$268,059	$298,426

6. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gain/(loss) from securities:

Change in unrealized gain/(loss) on available-for-sale securities	$(9,498)	$3,324	$(6,174)	$7,561	$(2,646)	$4,915
Less: reclassification adjustment for gains included in net income	—	—	—	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(9,498)	3,324	(6,174)	7,434	(2,602)	4,832
Change in net unrealized loss from cash flow hedging instruments	830	(288)	542	410	(144)	266
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,880)	658	(1,222)	(66)	23	(43)

Other comprehensive income/(loss)	$(10,548)	$3,694	$(6,854)	$7,778	$(2,723)	$5,055

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
Unrealized gain/(loss) from securities:

Change in unrealized gain/(loss) on available-for-sale securities	$(14,495)	$5,073	$(9,422)	$(48)	$17	$(31)
Less: reclassification adjustment for gains included in net income	—	—	—	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	(14,495)	5,073	(9,422)	(175)	61	(114)
Change in net unrealized loss from cash flow hedging instruments	352	(119)	233	(356)	124	(232)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,946)	681	(1,265)	(132)	46	(86)

Other comprehensive income/(loss)	$(16,089)	$5,635	$(10,454)	$(663)	$231	$(432)

7. Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For both the three and six month periods ended June 30, 2006, stock options outstanding to purchase 108,381 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and six month periods ended June 30, 2005, all stock options outstanding were included in the computation of diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except share and per share amounts)
Net income	$6,305	$8,817	$15,163	$17,356

Weighted average common shares outstanding	10,925,168	9,585,338	10,899,934	9,570,041
Dilutive effect of common stock equivalents	203,498	232,987	199,225	227,521

Diluted weighted average common shares outstanding	11,128,666	9,818,325	11,099,159	9,797,562

Basic earnings per common share	$0.58	$0.92	$1.39	$1.81
Diluted earnings per common share	0.57	0.90	1.37	1.77

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

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company’s Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123R, however, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant.

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

Stock-based compensation expense recognized under SFAS 123R for the second quarter of 2006 was $594,000 ($233,000 income tax benefit). Included in this expense was $301,000 ($118,000 income tax benefit) related to stock options and $293,000 ($115,000 income tax benefit) related to grants of restricted stock. For the first six months of 2006, stock-based compensation expense recognized under SFAS 123R was $1.0 million ($395,000 income tax benefit). Included in this expense was $514,000 ($202,000 income tax benefit) related to stock options and $492,000 ($193,000 income tax benefit) related to grants of restricted stock. In comparison, during the second quarter of, 2005, the Company recorded a benefit of $15,000 ($6,000 income tax expense) related to the grants of restricted stock. During the year-to-date 2005, the Company recorded an expense of $156,000 ($61,000 income tax benefit) related to the granting of restricted stock. In addition, had the Company not applied the intrinsic value method of accounting for stock options during 2005, the Company would have had compensation expense related to stock options of $207,000 ($81,000 income tax benefit) during the second quarter of 2005 and $480,000 ($188,000 income tax benefit) during the first six months of 2005.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding share-based payment awards for the periods indicated. The amounts reported for 2005 are as if the provisions of SFAS 123R had been applied and the amounts reported for 2006 are as reported on the Consolidated Statement of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	As Reported 2006	Pro Forma 2005	As Reported 2006	Pro Forma 2005
	(dollars in thousands, except per share amounts)
Net income as reported	$6,305	$8,817	$15,163	$17,356
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	361	(9)	611	95
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(361)	(117)	(611)	(387)

Net income	$6,305	$8,691	$15,163	$17,064

Basic earnings per common share
As reported	$0.58	$0.92	$1.39	$1.81
Pro forma	0.58	0.91	1.39	1.78
Diluted earnings per common share
As reported	$0.57	$0.90	$1.37	$1.77
Pro forma	0.57	0.89	1.37	1.74

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company recognized compensation costs for these awards over the requisite service period for the entire award on a straight-line basis. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Income during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

The following is a summary of stock option activity for the six month period ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	765,088	$23.30
Granted	114,122	37.51
Exercised	(85,549)	21.26
Forfeited	(26,853)	29.66
Expired	(100)	26.08

Outstanding at June 30, 2006	766,708	$25.41	6.6	$11,808

Exercisable at June 30, 2006	377,783	$21.50	5.8	$7,296

In connection with stock options exercised during 2006, the Company received $1.4 million and $1.8 million during the three and six month periods ended June 30, 2006, respectively, of cash from the settlement of the options on the exercised awards. In addition, the

Company recorded $466,000 and $622,000 of tax benefit from these exercises during the three and six month periods ended June 30, 2006, respectively. Participants in the stock option plans realized an intrinsic value of $1.2 million and $1.6 million from the exercise of these options during the second quarter and year-to-date periods of 2006, respectively. In comparison, participants in the stock option plans realized an intrinsic value of $887,000 and $975,000 from the exercise of these options during the second quarter and year-to-date periods of 2005, respectively. As of June 30, 2006, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $2.8 million and the weighted average period which these costs are expected to be recognized over is approximately 3.0 years.

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

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	113,908	$29.42
Granted	35,969	38.81
Vested	(8,840)	19.57
Forfeited	(5,689)	32.53

Nonvested at June 30, 2006	135,348	$32.42

In the first half of 2006, the Company recorded a $72,000 tax benefit from the vesting of restricted stock awards. The fair value of restricted stock awards that vested during the first half of 2006 was $324,000 and $335,000 during the first half of 2005. As of June 30, 2006, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.1 million and the weighted average period which these costs are expected to be recognized over is approximately 3.7 years.

Valuation Information:

The Company uses the modified Black-Scholes option-pricing model (“Black-Scholes model”) for determining the fair value of stock options issued to employees and directors. The determination of the fair value of share-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The significant assumptions include the risk-free interest rate at grant date, expected stock price volatility, expected dividend payout, and expected option life.

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

	For the Six Months Ended June 30,
	2006	2005
Grant date fair value per share	$11.76	$9.12
Significant assumptions:
Risk-free interest rate at grant date	4.40%	4.23%
Expected stock price volatility	27.50%	19.47%
Expected dividend payout	0.64%	0.77%
Expected option life, in years	5.25	7.00

9. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at June 30, 2006 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$57
Prime Floor	100,000	6.25%	7/12/2010	$140
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	($471)
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	($531)

Total	$500,000

At inception in June 2005, the $100.0 million notional amount 5.50% Prime floor was designated as a cash flow against interest receipts from Prime-based loans. In May 2006, the Company de-designated this floor. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, will be amortized to loan interest income over the remaining four year term of the floor. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. Therefore, during the second quarter 2006, the $18,000 increase in the fair value of the floor was reflected in noninterest income.

The Company is party to one Prime floor and two Prime collars that are currently designated as cash flow hedges against interest receipts from Prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding gain or loss recorded in other comprehensive income in stockholder’s equity net of tax. All of our cash flow hedges have been highly effective.

In May 2006, the Company terminated $330.0 million notional amount of LIBOR-based swaps that had been used as fair value hedges against brokered CDs and $50.0 million notional amount Prime-based swaps that had been used as a cash flow hedge against interest received from Prime-based loans. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative income included in noninterest income. The associated cumulative fair value adjustment to the hedged brokered CDs is being amortized into deposit interest expense over the remaining life of the CDs. The accumulated other comprehensive loss associated with the Prime swap is being amortized into loan interest income over what would have been the remaining term of the swap.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and an unallocated allowance. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties surrounding our portfolio of borrowers’ abilities to successfully execute their business models through changing economic environments and competitive challenges as well as management and other changes greatly complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

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

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually on July 1 for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We tested goodwill for impairment as of July 1, 2006 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable at the holding company.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. In accordance with SFAS 133, all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings.

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

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended June 30, 2006 totaled $6.3 million, down $2.5 million, or 28.5%, from the second quarter of 2005. The earnings decline reflected lower noninterest income, an increase in the provision for loan losses and higher noninterest expenses. Noninterest income declined $2.7 million primarily as a result of lower derivative income of $2.2 million and lower deposit service charges of $506,000. In 2005, our brokered CD swaps did not qualify for hedge accounting treatment and therefore changes in fair value and net cash settlements were reported in noninterest income. The provision for loan losses increased $1.2 million and noninterest expense increased $1.1 million.

Net income for the six months ended June 30, 2006 totaled $15.2 million, a decrease of $2.2 million, or 12.6%, from the first six months of 2005. Net interest income increased by $3.0 million during for the first six months of 2006, driven largely by interest-earning asset growth. The increase in net interest income was offset by a $5.1 million decline in noninterest income and a $2.1 million increase in noninterest expense. In 2005, noninterest income included $3.6 million of gains from the sale of a branch and our land trust operations.

Net income per diluted common share was $0.57 for the second quarter of 2006 as compared to $0.90 for the second quarter of 2005. Net income per diluted common share was $1.37 for the first six months of 2006, compared to $1.77 for the first six months of 2005. The decline in the earnings per share in each of the 2006 periods was caused by both the decline in net income and the increase in our outstanding shares resulting from our public offering of 1.15 million shares of common stock in the third quarter of 2005.

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

Quarter Ended June 30, 2006 as Compared to the Quarter Ended June 30, 2005:

Net interest income was $27.5 million during the second quarter of 2006, an increase of $872,000, or 3.3%, from $26.6 million of net interest income during the second quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2006 was $28.3 million, compared to $26.9 million during the same quarter in 2005 and this non-GAAP presentation is discussed below. Net interest income during the second quarter of 2006 was higher as a result of increased interest-earning assets, largely offset by a decline in net interest margin.

Average interest-earning assets increased $333.5 million, or 11.7%, to $3.18 billion for the second quarter of 2006 compared to $2.85 billion for the second quarter in 2005. Average total loans increased $174.3 million, or 7.7%, and average investment securities increased $167.2 million. Average commercial loans increased $224.3 million, or 11.3%, from the second quarter of 2005 to the second quarter of 2006, while consumer oriented loans declined $50.0 million. The increase in average interest earning assets between the second quarters of 2005 and 2006 was funded primarily with out-of-market funding sources. See the section of this discussion and analysis captioned “Deposits” for further discussion on our funding.

The net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.56% during the second quarter of 2006, compared to 3.79% during the same quarter a year ago, a decrease of 23 basis points. These non-GAAP tax equivalent measures are discussed more fully below. The margin in 2006 was negatively impacted by the reversal of interest on nonaccrual loans, thinner loan spreads, the cost and mix of our funding, an increase in the investment portfolio at spreads less than the then existing margin, and net cash settlements on brokered CDs.

During the second quarter of 2006, $428,000 of accrued interest receivable was reversed on loans moved to nonaccrual status, net of interest received on nonaccrual loans. In comparison, the second quarter of 2005 included $45,000 of interest received on nonaccrual loans paid off during the quarter, net of accrued interest reversed. The interest reversal on nonaccrual loans during the second quarter of 2006 negatively impacted the net interest margin. In addition, the spread to Prime of our Prime-based loans has declined due to competitive pressures within our marketplace.

Between the two quarterly periods, deposits in lower rate products, including noninterest-bearing demand deposits, NOW and savings accounts, declined, while balances in market priced money market accounts and certificates of deposit, including brokered certificates of deposits increased, which negatively impacted our net interest margin.

Between the second quarters of 2005 and 2006, we purchased approximately $150 million of investment securities as part of an interest rate risk strategy to reduce potential exposure to declining interest rates. Those investment securities were acquired using wholesale funding at spreads less than our then existing net interest margin. Approximately half of the purchases were municipal securities that are exempt from federal income tax.

Net cash settlements on brokered CD swaps that qualified for hedge accounting were reported in interest expense and those settlements that did not qualify for hedge accounting were reported in noninterest income. For the second quarter of 2006, net cash settlement payments on brokered CD swaps totaled $173,000 and were included in interest expense. During the second quarter of 2005, the brokered CD swaps did not qualify for hedge accounting and net cash settlement receipts, totaling $241,000, were reported in noninterest income.

Our current internal modeling indicates that our net interest margin would likely decline over the next year if there were no further increases in the Prime rate. Our modeling of the June 30, 2006 balance sheet, using the market interest rates in effect at June 30th, indicates a decline in our net interest margin as more of our interest-bearing liabilities would reprice to current rates, while the yield on our interest earning assets largely reflects current rates. Additional factors, including those described above that negatively impacted the second quarter, could bring about further pressure on our net interest margin. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of changes in interest rates.

Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005:

Net interest income was $55.5 million during the first six months of 2006, a $3.0 million, or 5.8%, increase over the $52.4 million of net interest income during the first six months a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2006 was $57.1 million as compared to $53.1 million during the same six months in 2005. Net interest income during the first six months of 2006 increased as a result of increased interest-earning assets, partially offset by a decline in net interest margin.

Average interest-earning assets increased $339.5 million, or 12.1%, to $3.15 billion for the first six months of 2006 compared to $2.81 billion for the first six months in 2005. Average total loans increased $172.5 million, or 7.7%, and average investment securities increased $159.8 million. Average commercial loans increased $222.3 million, or 11.4%, from the first six months of 2005 to the first six months of 2006, while consumer oriented loans declined $49.8 million. The increase in average interest-earning assets between the first six months of 2006 and 2005 was funded primarily with out-of-market funding sources. See the sections of this discussion and analysis captioned “Deposits” and “Liquidity” for further discussion on our funding.

The net interest margin was 3.65% during the first six months of 2006 compared to 3.81% during the same six months a year ago, a decrease of 16 basis points. The margin was negatively impacted by the reversal of interest on nonaccrual loans, thinner loan spreads, the increase in the investment portfolio at spreads less than the then existing margin and the cost and mix of our funding. In addition, net cash settlements on brokered CD swaps that qualified for hedge accounting were reported in interest expense and those settlements that did not qualify for hedge accounting were reported in noninterest income. For the six months ended June 30, 2006, net cash settlements on brokered CD swaps were net payments totaling $479,000 and were included in interest expense. During the first six months of 2005, the brokered CD swaps did not qualify for hedge accounting and the net cash settlements were net receipts, which totaled $464,000, and were reported in noninterest income. The factors contributing to the decline in the net interest margin in the first six months of 2006 as compared to 2005 were largely the same as those that impacted the second quarter of 2006 as compared to the second quarter of 2005.

Rate vs. Volume Analysis of Net Interest Income

The following table presents for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume, rates and reporting period. Interest income is measured on a tax-equivalent basis using a 35% rate.

	Three Months Ended June 30, 2006 over Three Months Ended June 30, 2005 INCREASE/(DECREASE)			Six Months Ended June 30, 2006 over Six Months Ended June 30, 2005 INCREASE/(DECREASE)
	(in thousands)
	VOLUME	RATE	NET	VOLUME	RATE	NET
INTEREST EARNED ON:
Investment securities (1)	$2,188	$437	$2,625	$4,099	$726	$4,825
Cash equivalents	(67)	149	82	115	307	422
Loans (1)	3,022	6,543	9,565	5,811	13,649	19,460

Total interest-earning assets			12,272			24,707

INTEREST PAID ON:
Interest-bearing deposits	1,694	7,416	9,110	3,115	14,177	17,292
Total borrowings	389	1,440	1,829	532	2,886	3,418

Total interest-bearing liabilities			10,939			20,710

Net interest income	$3,103	$(1,770)	$1,333	$6,303	$(2,306)	$3,997

(1)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net interest income as stated	$27,456	$26,584	$55,475	$52,431
Tax equivalent adjustment-investments	716	300	1,417	559
Tax equivalent adjustment-loans	92	47	181	86

Tax equivalent net interest income	$28,264	$26,931	$57,073	$53,076

Yield on earning assets without tax adjustment	6.87%	6.01%	6.79%	5.90%
Yield on earning assets - tax equivalent	6.97%	6.06%	6.89%	5.95%

Net interest margin without tax adjustment	3.46%	3.74%	3.55%	3.76%
Net interest margin - tax equivalent	3.56%	3.79%	3.65%	3.81%

Net interest spread without tax adjustment	2.71%	3.21%	2.82%	3.25%
Net interest spread - tax equivalent	2.80%	3.26%	2.93%	3.30%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	For the Three Months Ended June 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$597,066	$6,409	4.29%	$507,640	$4,974	3.92%
Tax-exempt (tax equivalent) (2)	127,397	2,047	6.43	49,611	857	6.91

Total investment securities	724,463	8,456	4.67	557,251	5,831	4.19

Cash Equivalents	25,965	325	4.95	33,993	243	2.84

Loans (2) (3):
Commercial and commercial real estate	2,210,014	42,358	7.58	1,985,700	32,562	6.49
Residential real estate mortgages	65,614	911	5.55	60,680	760	5.01
Home equity and consumer	156,363	2,933	7.52	211,304	3,113	5.91
Fees on loans		378			580

Net loans (tax equivalent) (2)	2,431,991	46,580	7.68	2,257,684	37,015	6.58

Total interest-earning assets (2)	3,182,419	55,361	6.97	2,848,928	43,089	6.06

Allowance for loan losses	(37,191)			(39,379)
NON-EARNING ASSETS:
Cash and due from banks	57,859			69,522
Accrued interest and other assets	83,805			83,805

TOTAL ASSETS	$3,286,892			$2,962,876

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$744,977	6,354	3.42	$631,568	2,540	1.61
Savings deposits	69,039	49	0.28	79,840	58	0.29
Time deposits	1,341,643	14,866	4.44	1,205,660	9,561	3.18

Total interest-bearing deposits	2,155,659	21,269	3.96	1,917,068	12,159	2.54

Other borrowings	278,164	2,808	3.99	222,227	1,210	2.15
Notes payable and FHLB advances	87,967	1,085	4.88	85,500	1,026	4.75
Junior subordinated debentures	87,434	1,935	8.85	87,638	1,763	8.05

Total interest-bearing liabilities	2,609,224	27,097	4.17	2,312,433	16,158	2.80

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	396,033			437,721
Accrued interest, taxes, and other liabilities	56,010			48,192

Total noninterest-bearing liabilities	452,043			485,913

STOCKHOLDERS’ EQUITY	225,625			164,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,286,892			$2,962,876

Net interest income (tax equivalent) (2)		$28,264			$26,931

Net interest spread (tax equivalent) (2) (4)			2.80%			3.26%

Net interest margin (tax equivalent) (2) (5)			3.56%			3.79%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$586,399	$12,342	4.21%	$506,858	$9,969	3.93%
Tax-exempt (tax equivalent) (2)	126,013	4,049	6.43	45,722	1,597	6.99

Total investment securities	712,412	16,391	4.60	552,580	11,566	4.19

Cash Equivalents	33,447	774	4.60	26,297	352	2.67

Loans (2) (3):
Commercial and commercial real estate	2,171,308	81,907	7.50	1,949,017	62,217	6.35
Residential real estate mortgages	64,234	1,751	5.45	62,404	1,614	5.17
Home equity and consumer	163,848	5,984	7.37	215,473	6,104	5.71
Fees on loans		799			1,046

Net loans (tax equivalent) (2)	2,399,390	90,441	7.60	2,226,894	70,981	6.43

Total interest-earning assets (2)	3,145,249	107,606	6.89	2,805,771	82,899	5.95

Allowance for loan losses	(37,454)			(38,972)

NON-EARNING ASSETS:
Cash and due from banks	60,441			67,354
Accrued interest and other assets	86,347			84,787

TOTAL ASSETS	$3,254,583			$2,918,940

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$751,792	11,799	3.17	$602,583	4,330	1.45
Savings deposits	70,506	99	0.28	81,183	118	0.29
Time deposits	1,295,634	27,536	4.29	1,181,353	17,694	3.02

Total interest-bearing deposits	2,117,932	39,434	3.75	1,865,119	22,142	2.39

Other borrowings	283,050	5,316	3.74	228,430	2,185	1.90
Notes payable and FHLB advances	81,519	1,940	4.73	85,500	2,028	4.72
Junior subordinated debentures	87,535	3,843	8.78	87,638	3,468	7.91

Total interest-bearing liabilities	2,570,036	50,533	3.96	2,266,687	29,823	2.65

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	401,718			442,784
Accrued interest, taxes, and other liabilities	59,336			48,243

Total noninterest-bearing liabilities	461,054			491,027

STOCKHOLDERS’ EQUITY	223,493			161,226

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,254,583			$2,918,940

Net interest income (tax equivalent) (2)		$57,073			$53,076

Net interest spread (tax equivalent) (2) (4)			2.93%			3.30%

Net interest margin (tax equivalent) (2) (5)			3.65%			3.81%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Service charges	$1,902	$2,408	$3,782	$4,815
Trust services	588	778	1,052	1,627
Investment management services	440	379	907	714
Loan syndication fees	—	—	500	700
Other noninterest income	522	389	1,119	654

	3,452	3,954	7,360	8,510

Gain on sale of land trusts	—	—	—	2,000
Gain on sale of branch	—	—	—	1,572
Gain on sale of investment securities, net	—	—	—	127

	—	—	—	3,699

Other derivative income (expense)	(105)	2,062	477	709

Total noninterest income	$3,347	$6,016	$7,837	$12,918

Total noninterest income was $3.3 million during the second quarter of 2006 compared to $6.0 million during the same quarter a year ago, a decrease of $2.7 million largely driven by a decrease in other derivative income of $2.2 million and lower service charges of $506,000. In 2005, our brokered CD swaps did not qualify for hedge accounting treatment and therefore changes in fair value and net cash settlements were reported in noninterest income. For the first six months of 2006, noninterest income decreased by $5.1 million from the $12.9 million earned during the same six month period in 2005 primarily caused by $3.6 million in gains from the sales of a branch and our land trust operations. In addition, lower deposit service charges and trust fees also contributed to the reduced noninterest income in 2006.

Service charges, principally derived through deposit accounts, were $1.9 million during the second quarter of 2006, $506,000, or 21.0%, less than service charges of $2.4 million during the same quarter a year ago. On a year-to-date basis, service charges declined $1.0 million, or 21.5%, to $3.8 million during the first six months of 2006 from $4.8 million during the same period in 2005. The decrease in service charge revenue during 2006 was primarily caused by a lower volume of deposit services rendered and the increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. Our earnings credit rate increased approximately 130 basis points from June 2005 to June 2006.

Trust service fees during the second quarter of 2006 declined $190,000, or 24.4%, to $588,000, compared to $778,000 during the second quarter of 2005. For the first six months of 2006, trust service fees were $1.1 million compared to $1.6 million during the same six month period in 2005, a decline of $575,000, or 35.3%. Beginning April 1, 2005, our trust fees did not include land trust fees because we sold our land trust operations on March 31, 2005, resulting in an one-time gain of $2.0 million, but a decline in future revenue from that line of business. In addition, in the third quarter of 2005, we discontinued directly providing tax-deferred exchanges services. Land trust and exchange fee income included in trust fees totaled $233,000 during the second quarter of 2005 and $699,000 for the first six months of 2005.

Investment management services consist primarily of asset management consulting services. Investment management fees increased $61,000, or 16.1%, to $440,000 during the second quarter of 2006 compared to $379,000 during the same quarter a year ago. For the first six months of 2006, investment management fees increased $192,000, or 26.9% to $907,000 from $714,000 during the same period a year ago, primarily as a result of increased assets under management. The market value of assets under management increased $130.1 million, or 40.8%, to $448.0 million at June 30, 2006, from $317.9 million at June 30, 2005.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch.

We received $500,000 of loan syndication fees during the first half of 2006 as compared to $700,000 during the first half 2005. We did not receive any such loan syndication fees in either the second quarter of 2006 or 2005. We earn these fees through the syndication of commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, our activity in loan syndication has been intermittent and can fluctuate from quarter to quarter.

Other derivative income in the second quarter and first six months of 2005, included $1.8 million and $245,000, respectively, from changes in fair value of our CD swaps that did not qualify for hedge accounting. At the end of November 2005, these CD swaps were designated as fair value hedges and the changes in fair value were largely offset by the changes in fair value of the related brokered CDs. In May 2006, we terminated all of our interest rate exchange agreements, resulting in a charge of $100,000 reported in other derivative expense. In 2006, other derivative income principally resulted from changes in the fair value of the CD swap derivatives due to the passage of time, which was excluded from our assessment of hedge effectiveness. Total hedge ineffectiveness during the second quarter and first six months of 2006 was $38,000 and $45,000, respectively. Also, in May 2006, we de-designated the accounting hedge relating to our $100.0 million notional amount 5.50% Prime floor. As a result, other derivative income included $18,000 for the increase in the fair value of this floor. Based on our current derivative holdings, going forward, we expect that other derivative income will primarily consist of changes in the fair value of this interest rate floor.

Our CD swaps did not qualify for hedge accounting during the first half of 2005 and therefore, other derivative expense also included net cash settlement receipts of $241,000 in the second quarter of 2005 and $464,000 for the first six months of 2005.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. Other noninterest income during the second quarter of 2006 was higher than during the same quarter a year ago primarily due to interest received in 2006 on state income tax refunds related to prior years and a decrease in estimated losses for low-income housing partnership investments. The increase in other noninterest income during the first half of 2006 as compared to the same period in of 2005 was positively affected by $123,000 of interest received in 2006 on state income tax refunds related to prior years and a $254,000 decline in the estimated loss for low-income housing partnership investments.

Noninterest Expense

The following table presents for the periods indicated the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$8,110	$7,844	$16,500	$15,741
Incentives, commissions, and retirement benefits	2,155	2,118	4,100	4,221

Total salaries and employee benefits	10,265	9,962	20,600	19,962
Occupancy of premises, furniture and equipment	2,906	2,721	5,913	5,330
Computer processing	479	438	895	871
Corporate insurance	319	347	625	717
Legal fees, net	579	609	818	781
Advertising and public relations	437	164	573	273
Other noninterest expense	3,614	3,283	6,961	6,330

Total noninterest expense	$18,599	$17,524	$36,385	$34,264

Efficiency Ratio	60.38%	53.75%	57.47%	52.53%

Noninterest expense increased $1.1 million, or 6.1%, to $18.6 million during the second quarter of 2006 from $17.5 million during the same quarter in 2005. On a year-to-date basis, noninterest expense was $36.4 million during the first six months of 2006, compared to $34.3 million during the same period in 2005, an increase of $2.1 million or 6.2%. Increases in salaries and employee benefits, occupancy costs, and advertising contributed to the increases.

For the second quarter of 2006, salaries and benefits increased $303,000, or 3.0%, compared to the second quarter of 2005. For the first six months of 2006, salaries and benefits increased $638,000 or 3.2% compared to the same period a year ago. Total full-time equivalent employees (“FTE”) were 420 at June 30, 2006 compared to 430 at June 30, 2005. The decline in FTE resulted primarily from the decline in trust employees as we sold our land trust operations and discontinued tax deferred exchange services. Total trust salaries declined $414,000 for the first six months of 2006, compared to the same period in 2005. Total salary expense in the second quarter of 2006 included $233,000 of sign-on bonuses associated with relationship managers we hired at the end of the second quarter. In addition, the first six months of 2005 included severance expense of $495,000 as compared to $76,000 of severance expense in the first six months of 2006.

Included in salaries and benefits in 2006, but not in 2005, was stock option expense recognized in connection with our implementation of the new stock option accounting under

FAS 123R. On January 1, 2006, we adopted SFAS 123R which requires us to record compensation expense for all stock options issued to employees and directors. Prior to 2006, we did not record compensation expense associated with stock options. Because of the adoption of SFAS 123R, during the second quarter and first six months of 2006 we recorded stock-based compensation expense related to stock options of $301,000 and $514,000, respectively. See “Stock-Based Compensation” included in the Notes to the Consolidated Financial Statements for further information regarding the adoption of SFAS 123R.

Our compensation expense relating to restricted stock grants increased as a result of an increase in the number of shares granted. Stock grant expense increased $308,000 during the second quarter of 2006 as compared to the second quarter of 2005. For the first six months of 2006, stock grant expense increased $336,000 in comparison to the first six months of 2005.

Our accrual for estimated cash-based bonus incentives declined $943,000 for the first six months of 2006 compared to the same period in 2005 as our financial performance in 2006 fell below our targets.

Occupancy of premises and furniture and equipment expense was $2.9 million for the second quarter of 2006, an increase of $185,000, or 6.8%, compared to $2.7 million of expense in the same quarter a year ago. Occupancy and furniture and equipment expense totaled $5.9 million during the first six months of 2006, an increase of $583,000, or 10.9%, from $5.3 million during the same period in 2005. An increase in real estate taxes as well as higher depreciation and amortization cost, driven in part by the opening of our Orland Park and Rosemont banking facilities and the remodeling of our Wheeling facility, primarily produced the increase.

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

Advertising and public relations expense was $437,000 during the second quarter of 2006 as compared to $164,000 during the same quarter in 2005. Advertising and public relations expense was $573,000 during the first six months of 2006, compared to $273,000 during the same period in 2005. Beginning in April 2006, we began to increase our advertising and marketing activities to enhance recognition of the Bank’s brand and its offering of products and services.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $3.6 million during the second quarter of 2006 compared to $3.3 million during the second quarter of 2005. For the first six months of 2006, other noninterest expense totaled $7.0 million compared to $6.3 million during the same six month period in 2005. An increase in consulting, other professional services, and recruiting costs mainly produced the increase between the periods.

Our efficiency ratio increased in both the quarter and year-to-date 2006 periods. Our efficiency ratio was 60.4% during the second quarter of 2006, as compared to 53.8% during the second quarter of 2005, and was 57.5% during the first six months of 2006 compared to 52.5% during the same six month period in 2005. The more favorable efficiency ratio in 2005 primarily reflects higher income from the gains on the sales of the land trusts operations and the branch and lower noninterest expense compared to the 2006 period.

Income Taxes

We recorded income tax expense of $3.8 million during the second quarter of 2006, resulting in an effective income tax rate of 37.6%, compared to an effective income tax rate for the second quarter of 2005 of 37.7%. For the first six months of 2006, income tax expense was $8.8 million, resulting in an effective income tax rate of 36.6%. In comparison, the effective income tax rate for the first half of 2005 was 38.7%. The lower effective tax rate in 2006 resulted primarily from the increased tax-exempt municipal securities portfolio and income tax refunds received on prior year state income tax returns.

FINANCIAL CONDITION

Overview

Total assets increased $96.1 million, or 2.9%, to $3.38 billion at June 30, 2006 from total assets of $3.28 billion at December 31, 2005 primarily fueled by an increase in loans and investment securities. Total investment securities increased $20.7 million and total loans increased $83.0 million. Total deposits increased by $124.3 million to $2.67 billion at June 30, 2006 compared to $2.54 billion at December 31, 2005, while total borrowings, which includes notes payable and FHLB advances, our junior subordinated debentures, and other borrowings, decreased by $26.4 million. Total stockholders’ equity at June 30, 2006 was $226.2 million compared to $219.3 million at December 31, 2005.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $148.7 million at June 30, 2006 compared to $161.1 million at December 31, 2005. The higher period-end balances in comparison to the average balances result from larger short-term deposits at the quarter ends.

Investment Securities

Investment securities totaled $677.5 million at June 30, 2006 compared to $656.8 million at December 31, 2005, an increase of $20.7 million, or 3.2%. During the first six months of 2006, we purchased $16.3 million in tax-exempt municipal securities completing the interest rate risk management strategy initiated in September 2005 to reduce potential exposure to declining interest rates and to reduce our effective income tax rate. In addition, we purchased $74.8 million of mortgage-related securities for liquidity risk management which included reinvestment of $55.3 million in repayments and maturities of securities. The weighted average life of the investment portfolio at June 30, 2006 was approximately 5.6 years compared to approximately 5 years at December 31, 2005.

At June 30, 2006, the net unrealized loss on the available for sale securities totaled $27.1 million, an increase of $14.5 million from December 31, 2005. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Loans

Total loans at June 30, 2006 increased $83.0 million compared to December 31, 2005 as the increase in total commercial loans of $110.0 million was partially offset by a decrease in consumer oriented loans of $27.0 million. The increase in total commercial loans resulted primarily from growth in commercial and industrial (“C&I”) and real estate-construction loans.

The composition of our loan portfolio as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006		December 31, 2005
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial real estate secured	$774,828	31%	$793,965	33%
Real estate - construction	747,066	30	684,737	29
Commercial and industrial	731,832	30	665,023	28
Consumer-oriented loans	214,314	9	241,316	10

Gross loans	$2,468,040	100%	$2,385,041	100%

Our commercial real estate secured loans decreased $19.1 million, or 2.4%, to $774.8 million at June 30, 2006, as compared to $794.0 million at December 31, 2005. Loans secured by non-owner occupied commercial property increased while the financing of owner-occupied commercial real estate and residential income property declined. The composition of our commercial real estate secured portfolio was approximately as follows:

	June 30, 2006		December 31, 2005
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	61%	19%	57%	18%
Owner occupied	24%	8%	25%	9%

Subtotal	85%	27%	82%	27%
Residential income properties	15%	4%	18%	6%

Total commercial real estate secured	100%	31%	100%	33%

Our real estate-construction loans increased by $62.3 million, or 9.1%, to $747.1 million at June 30, 2006, as compared to $684.7 million at December 31, 2005. Loans for the development of commercial and residential properties increased while land and land development loans declined. The composition of our real estate-construction portfolio was approximately as follows:

	June 30, 2006		December 31, 2005
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties
Single family	25%	8%	26%	8%
Multifamily	20%	6%	19%	5%
Condominiums	27%	8%	26%	8%

Subtotal	72%	22%	71%	21%
Commercial properties	12%	3%	11%	3%
Land and land development	16%	5%	18%	5%

Total real estate-construction	100%	30%	100%	29%

Our C&I loans increased by $66.8 million, or 10.0%, to $731.8 million at June 30, 2006, as compared to $665.0 million at December 31, 2005. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured and secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses excluding commercial real estate investment. Operating companies are viewed by us as attractive customers because they generally bring deposits and utilize our cash management products.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $27.0 million, to $214.3 million at June 30, 2006. A significant portion of the consumer-oriented loan portfolio includes loans we sourced through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $41.2 million at December 31, 2005 to $32.3 million at June 30, 2006.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2006	Dec. 31, 2005	June 30, 2005
	(in thousands)
Loans contractually past due 90 days or more but still accruing interest	$2,440	$2,615	$10,561
Nonaccrual loans	26,919	10,834	13,793

Total nonperforming loans	29,359	13,449	24,354
Other real estate owned	234	1,139	558
Other repossessed assets	—	—	27

Total nonperforming assets	$29,593	$14,588	$24,939

Restructured loans not included in nonperforming assets	—	—	$2,309
Impaired loans	$45,353	$35,764	$34,016

Nonperforming loans to total loans	1.19%	0.56%	1.07%
Nonperforming assets to total loans plus repossessed property	1.20%	0.61%	1.09%
Nonperforming assets to total assets	0.88%	0.44%	0.81%

Nonperforming assets increased to $29.6 million at June 30, 2006, compared to $14.6 million at December 31, 2005 and $24.9 million at June 30, 2005. The ratio of nonperforming loans as a percentage of total loans was 1.19% at June 30, 2006 compared to 0.56% at December 31, 2005 and 1.07% at June 30, 2006. The increase in nonperforming assets was largely driven by the increase in nonaccrual loans. Nonaccrual loans increased at June 30, 2006 with the addition of several new nonaccrual loans, the largest of which related to two loans to a single real estate developer totaling $11.7 million. We believe that losses related to these two loans will not be significant and that the overall increase in nonaccrual loans will not lead to a corresponding increase in net charge-offs. Another $1.8 million loan to this customer is considered impaired, but remains on accrual at this time.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $45.4 million at June 30, 2006 compared to $35.8 million at December 31, 2005 and $34.0 million at June 30, 2005. The specific reserves associated with impaired loans were $2.5 million at June 30, 2006 compared to $1.7 million at December 31, 2005 and $1.7 million at June 30, 2005. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans.

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

The following table shows an analysis of our allowance for loan losses and other related data:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Average total loans	$2,431,991	$2,257,684	$2,399,390	$2,226,894

Total loans at end of period	$2,467,963	$2,278,565	$2,467,963	$2,278,565

Allowance for loan losses:
Allowance at beginning of period	$36,686	$39,262	$37,481	$37,484
Total charge-offs	(2,481)	(3,144)	(4,666)	(3,645)
Total recoveries	203	376	693	821

Net charge-offs	(2,278)	(2,768)	(3,973)	(2,824)
Provision for loan losses	2,100	917	3,000	2,751

Allowance at end of period	$36,508	$37,411	$36,508	$37,411

Annualized net charge-offs to average total loans	0.37%	0.49%	0.33%	0.25%
Allowance to total loans at end of period	1.48%	1.64%	1.48%	1.64%
Allowance to nonperforming loans	124.35%	153.61%	124.35%	153.61%

Net charge-offs during the second quarter of 2006 were $2.3 million, or an annualized 0.37% of average loans. In comparison, net charge-offs during the second quarter of 2005 were $2.8 million representing an annualized 0.49% of average loans. Net charge-offs during the first half of 2006 totaled $4.0 million, or an annualized 0.33% of average loans, compared to net charge-offs of $2.8 million, or an annualized 0.25% of average loans, during the first half of 2005. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans or other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a sizable impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

Our allowance for loan losses was $36.5 million at June 30, 2006, or 1.48% of end-of-period loans and 124.35% of nonperforming loans. At June 30, 2005, the allowance for loan losses was $37.4 million, which represented 1.64% of end-of-period loans and 153.61% of nonperforming loans. The lower allowance for loan losses in relation to total loans in 2006 was influenced by the lower average annual net charge offs over the last two years. Although total nonaccrual loans were higher at June 30, 2006 than at December 31, and June 30, 2005, the specific reserves for estimated losses on nonperforming loans did not increase proportionately.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.1 million for the second quarter of 2006 and $3.0 million for the first six months of 2006. In comparison, we recorded a provision for loan losses of $917,000 and $2.8 million during the second quarter and first six months of 2005, respectively. Our loan loss provision is determined based upon our analysis of our portfolio which incorporates the historical loss experience within separate segments of the loan portfolio as well as our estimates with respect to specific identified troubled credits. The provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Deposits totaled $2.67 billion at June 30, 2006, an increase of $124.3 million from year-end 2005. Total brokered and out-of-local-market certificates of deposit increased $156.9 million from December 31, 2005 to June 30, 2006, while total in-market deposits decreased $32.6 million. From December 31, 2005 to June 30, 2006, balances in non-interest bearing deposits and lower rate NOW, savings and money-market accounts declined, while balances in higher rate money market accounts increased. The increase in money market accounts was primarily a result of increased balances in our higher-rate market priced accounts. The tax-deferred exchange money market account balances decreased $67.6 million to $180.3 million at June 30, 2006 as compared to $247.9 million at December 31, 2005.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$401,718	15.9%	—%	$442,784	19.2%	—%
NOW accounts	100,234	4.0	0.54	123,582	5.4	0.46
Money market accounts	651,558	25.9	3.57	479,001	20.7	1.70
Savings deposits	70,506	2.8	0.28	81,183	3.5	0.29
Time deposits:
Certificates of deposit	547,621	21.7	3.89	529,077	23.0	2.85
Out-of-local-market certificates of deposit	127,423	5.1	4.49	136,903	5.9	3.07
Brokered certificates of deposit	547,432	21.7	4.64	441,262	19.1	3.26
Public Funds	73,158	2.9	4.19	74,111	3.2	2.71

Total time deposits	1,295,634	51.4	4.29	1,181,353	51.2	3.02

Total deposits	$2,519,650	100.0%		$2,307,903	100.0%

Average deposits increased $211.7 million, or 9.2%, to $2.52 billion for the first six months of 2006, as compared to the first six months of 2005. The majority of the increase in deposits was obtained from increased money market account balances and brokered certificates of deposit. Average money market account balances increased $172.6 million, primarily in high rate market priced and tax-deferred exchange money market accounts. Average tax-deferred exchange deposits increased $130.7 million during the first six months of 2006 as compared to the same period in 2005. In addition, total average brokered and out-of-local-market certificates of deposit increased $96.7 million to $674.9 million for the first six months of 2006 in comparison to the same period in 2005. Average noninterest-bearing demand deposits, NOW accounts and savings deposits decreased $75.1 million, or 11.6%, to $572.5 million for the first six months of 2006 in comparison to the same period a year ago.

Other Borrowings and Liabilities

Other borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. Period-end other borrowings decreased $30.4 million to $268.1 million at June 30, 2006, as compared to $298.4 million at December 31, 2005.

FHLB advances totaled $80.0 million at June 30, 2006. In the second quarter of 2006, the FHLB called a $25 million, 4.30% fixed-rate advance and a new $30 million, 2-year advance was obtained. The new advance has a floating rate equal to 3-month LIBOR plus 23 basis points with an embedded interest rate cap at 5.48%.

We had no outstanding balance under our $20.0 million revolving credit facility at June 30, 2006.

At June 30, 2006, we had $86.6 million of junior subordinated debentures issued to our wholly owned subsidiaries, TAYC Capital Trust I and TAYC Capital Trust II, who used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures. In the second quarter of 2006, we purchased $1.0 million of the 9.75% trust preferred securities issued by TAYC Capital Trust I (“Trust I”). We exchanged the trust preferred securities we had purchased and a proportional amount of common securities issued by the Trust I, for $1.03 million of our junior subordinated debentures issued to Trust I.

CAPITAL RESOURCES

At June 30, 2006 and December 31, 2005, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$341,666	12,21%	>$223,930	>8.00%	>$279,913	>10.00%
Cole Taylor Bank	322,586	11.55	>223,520	>8.00	>279,399	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	304,623	10.88	>111,965	>4.00	>167,948	>6.00
Cole Taylor Bank	287,642	10.30	>111,760	>4.00	>167,640	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	304,623	9.33	>130,546	>4.00	>163,183	>5.00
Cole Taylor Bank	287,642	8.84	>130,206	>4.00	>162,758	>5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44	>107,847	>4.00	>161,770	>6.00
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90	>126,475	>4.00	>158,094	>5.00
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

During 2006, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income increased capital and the bank did not pay any dividends to the Company during the first six months of 2006. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of June 30, 2006, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $73.7 million.

During the first half of 2006, the Company’s regulatory capital increased from the retention of earnings. Regulatory capital ratios increased because the increase in capital exceeded the increase in risk-weighted and average assets. During 2006, we declared common stock dividends of $0.12 per share, totaling $1.3 million.

LIQUIDITY

During the first half of 2006, growth in earning assets and a decline in “in-market” customer deposits were funded primarily with the issuance of brokered certificates of deposit. While total loans increased $84.5 million during the period, we also purchased $74.8 million of mortgage-related securities for liquidity risk management purposes. In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents totaled $29.6 million at June 30, 2006 as compared to $34.5 million at December 31, 2005. Additional sources of holding company liquidity during the first half of 2006 were the receipt of $1.8 million from the exercise of stock options. During the first six months of 2006, the holding company paid interest on the junior subordinated debentures of $3.8 million and dividends to common stockholders of $1.3 million. Cash used for holding company operations during the first half of 2006 also included the payment of salaries and other operating expenses. The Company, as of June 30, 2006, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At June 30, 2006, we had $938 million of undrawn commitments to extend credit and $108 million of financial and performance standby letters of credit. In comparison, at December 31, 2005, we had $926 million of undrawn commitments to extend credit and $111 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

Our interest rate risk simulation modeling at March 31, 2006, indicated that our exposure to falling interest rates had been largely eliminated. The estimated impact on net interest income of a gradual 200 basis point decline in interest rates was less than 1% from the rates unchanged simulation results. Additionally, the potential for increased net interest income in a rising rate environment had also declined to less than 1%. This change in the projected re-pricing behavior of our balance sheet provided the opportunity to re-evaluate our existing portfolio of derivative instruments. On May 4, 2006, we terminated all of our interest rate swaps and acquired $300.0 million notional amount zero-cost interest rate collars (simultaneous floor and caps). These changes to our portfolio of derivative instruments largely returned our exposure to falling rates to the estimated level at December 31, 2005. The termination of our $380.0 million notional amount of interest rate swaps resulted in a charge of $100,000 which is reflected in other derivative income (expense) in noninterest income.

The following table describes the derivative instruments outstanding at June 30, 2006 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$57
Prime Floor	100,000	6.25%	7/12/2010	$140
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	$(471)
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	$(531)

Total	$500,000

Based on our current derivative instruments, going forward gains or losses on derivative instruments included in noninterest income are limited to the change in the fair value of the 5.50% Prime floor that is not designated as a hedge. The 6.50% Prime floor and the Prime collars are designated as cash flow hedges against interest receipts from Prime-based loans and therefore, changes in fair value are recorded in other comprehensive income, net of tax.

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

We have used various interest rate contracts, including swaps, floors and collars, to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

Our simulation modeling of the June 30, 2006 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated our net interest margin will decline in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature or reprice. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At June 30, 2006		At December 31, 2005
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$4,280	3.90%	$395	0.36%
- 200 basis points over one year	(3,199)	(2.91)%	(3,026)	(2.75)%

Our simulation modeling at June 30, 2006 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $4.3 million or 3.9% higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished however, if market forces negatively impact our loan and deposit pricing and funding mix.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be even lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling scenario was calculated to be $3.2 million or 2.9% lower than in a rates unchanged scenario.

At the beginning of the second quarter of 2006, we noted that our exposure to falling interest rates had been largely eliminated in comparison to December 31, 2005. This change in the projected re-pricing behavior of our balance sheet provided the opportunity to re-evaluate our existing portfolio of derivative instruments. On May 4, 2006 we terminated $380.0 million notional amount of interest rate swaps and acquired $300.0 million notional amount zero-cost interest rate collars (simultaneous floor and caps). These changes to our portfolio of derivative instruments largely maintained our potential interest rate risk exposure in the falling interest rates scenario.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 155 will have a material effect on the results of operations or the statement of condition.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 will have a material impact on our financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. This Interpretation clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will “more-likely-than-not” be sustained by a tax authority upon examination. FIN 48 also provides additional guidance on derecognition, interest and penalties, and disclosure of uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of this new pronouncement on our consolidated financial statements.

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

	2006 Quarter Ended		2005 Quarter Ended				2004 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$54,553	$51,455	$49,873	$45,682	$42,742	$39,512	$37,002	$34,972
Interest expense	27,097	23,436	21,177	18,202	16,158	13,665	12,341	11,262

Net interest income	27,456	28,019	28,696	27,480	26,584	25,847	24,661	23,710
Provision for loan losses	2,100	900	2,772	—	917	1,834	1,833	2,750
Noninterest income	3,452	3,908	4,386	4,473	3,954	8,128	5,923	4,280
Other derivative income (expense)	(105)	582	(1,561)	(2,351)	2,062	(1,353)	238	2,647
Gain (loss) on sale of investment securities, net	—	—	—	—	—	127	(201)	345
Noninterest expense	18,599	17,786	17,594	17,797	17,524	16,740	18,164	16,310

Income before income taxes	10,104	13,823	11,155	11,805	14,159	14,175	10,624	11,922
Income taxes	3,799	4,965	4,137	4,408	5,342	5,636	3,462	3,864

Net income	$6,305	$8,858	$7,018	$7,397	$8,817	$8,539	$7,162	$8,058

Earnings per share:
Basic	$0.58	$0.81	$0.65	$0.73	$0.92	$0.88	$0.75	$0.84
Diluted	0.57	0.80	0.63	0.71	0.90	0.87	0.73	0.84

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide reasonable assurance of achieving our control objectives.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 15, 2006. The following matter was voted on at the meeting:

1. The election of ten directors by common stockholders set forth below:

Director	For	Withheld
Jeffrey W. Taylor	10,340,260	128,275
Bruce W. Taylor	8,167,477	2,301,058
Ronald Bliwas	10,451,221	17,314
Ronald D. Emanuel	10,306,564	161,971
Edward McGowan	10,453,205	15,330
Louise O’Sullivan	10,453,205	15,330
Melvin E. Pearl	10,420,351	48,184
Shepherd G. Pryor, IV	10,306,564	161,971
Richard W. Tinberg	10,308,548	159,987
Mark L. Yeager	10,418,809	49,726

Each of these individuals will serve on the board of directors for a one-year term or until their successor is elected and qualified.

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

Date: August 7, 2006

/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)