Form 10-Q
period 2006-09-30
TAYLOR CAPITAL GROUP INC
filed 2006-11-03
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2006, there were 11,138,238 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,111	$57,171
Federal funds sold	75,000	1,900
Short-term investments	2,752	101,994

Total cash and cash equivalents	132,863	161,065
Investment securities:
Available-for-sale, at fair value	686,910	656,478
Held-to-maturity, at amortized cost (fair value of $275 at September 30, 2006 and December 31, 2005, respectively)	275	275
Loans, net of allowance for loan losses of $36,892 and $37,481 at September 30, 2006 and December 31, 2005, respectively	2,450,429	2,347,450
Premises, leasehold improvements and equipment, net	14,380	15,105
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,138	12,946
Other real estate and repossessed assets, net	473	1,139
Goodwill	23,237	23,237
Other assets	63,005	62,977

Total assets	$3,383,710	$3,280,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$390,123	$464,289
Interest-bearing	2,262,340	2,079,355

Total deposits	2,652,463	2,543,644
Other borrowings	264,157	298,426
Accrued interest, taxes and other liabilities	40,895	56,646
Notes payable and FHLB advances	80,000	75,000
Junior subordinated debentures	86,607	87,638

Total liabilities	3,124,122	3,061,354

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,441,245 and 11,296,836 shares issued at September 30, 2006 and December 31, 2005, respectively; 11,118,238 and 10,973,829 shares outstanding at September 30, 2006 and December 31, 2005, respectively	114	113
Surplus	193,902	191,816
Unearned compensation - stock grants	—	(2,322)
Retained earnings	78,051	45,988
Accumulated other comprehensive loss	(5,422)	(9,220)
Treasury stock, at cost, 323,007 shares	(7,057)	(7,057)

Total stockholders’ equity	259,588	219,318

Total liabilities and stockholders’ equity	$3,383,710	$3,280,672

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$49,289	$39,471	$139,549	$110,366
Interest and dividends on investment securities:
Taxable	6,317	5,260	18,659	15,229
Tax-exempt	1,372	696	4,004	1,734
Interest on cash equivalents	415	255	1,189	607

Total interest income	57,393	45,682	163,401	127,936

Interest expense:
Deposits	23,573	13,757	63,007	35,899
Other borrowings	2,670	1,632	7,986	3,817
Notes payable and FHLB advances	1,076	1,003	3,016	3,031
Junior subordinated debentures	1,986	1,810	5,829	5,278

Total interest expense	29,305	18,202	79,838	48,025

Net interest income	28,088	27,480	83,563	79,911
Provision for loan losses	2,100	—	5,100	2,751

Net interest income after provision for loan losses	25,988	27,480	78,463	77,160

Noninterest income:
Service charges	1,995	2,177	5,777	6,992
Trust and investment management fees	1,036	1,085	2,995	3,426
Loan syndication fees	—	850	500	1,550
Other derivative income (expense)	59	(2,351)	536	(1,642)
Other noninterest income	635	361	1,754	1,015
Gain on sale of land trusts	—	—	—	2,000
Gain on sale of branch	—	—	—	1,572
Gain on sale of investment securities, net	—	—	—	127

Total noninterest income	3,725	2,122	11,562	15,040

Noninterest expense:
Salaries and employee benefits	10,005	10,480	30,605	30,442
Occupancy of premises	1,964	1,736	5,943	5,177
Furniture and equipment	832	984	2,766	2,873
Computer processing	446	472	1,341	1,343
Corporate insurance	307	345	932	1,062
Legal fees, net	501	473	1,319	1,254
Advertising and public relations	429	77	1,002	350
Other noninterest expense	3,683	3,230	10,644	9,560

Total noninterest expense	18,167	17,797	54,552	52,061

Income before income taxes	11,546	11,805	35,473	40,139
Income tax expense (benefit)	(7,347)	4,408	1,417	15,386

Net income	$18,893	$7,397	$34,056	$24,753

Basic earnings per common share	$1.72	$0.73	$3.12	$2.53
Diluted earnings per common share	1.70	0.71	3.07	2.47

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,599	—	—	—	—	1,599
Forfeiture of stock grants	—	—	(68)	—	—	—	—	(68)
Exercise of stock options	—	1	2,114	—	—	—	—	2,115
Tax benefit on stock options exercised and stock awards	—	—	763	—	—	—	—	763
Comprehensive income:
Net income	—	—	—	—	34,056	—	—	34,056
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,567	—	2,567
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	2,362	—	2,362
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,131)	—	(1,131)

Total comprehensive income								37,854

Common stock dividends — $0.18 per share	—	—	—	—	(1,993)	—	—	(1,993)

Balance at September 30, 2006	$—	$114	$193,902	$—	$78,051	$(5,422)	$(7,057)	$259,588

Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of common stock, net of issuance costs	—	12	38,938	—	—	—	—	38,950
Issuance of stock grants	—	—	1,791	(1,791)	—	—	—	—
Forfeiture of stock grants	—	—	(477)	201	—	—	—	(276)
Amortization of stock grants	—	—	—	609	—	—	—	609
Exercise of stock options	—	1	1,982	—	—	—	—	1,983
Tax benefit on stock options exercised and stock awards	—	—	785	—	—	—	—	785
Comprehensive income:
Net income	—	—	—	—	24,753	—	—	24,753
Change in unrealized loss on available-for-sale investment securities, net of reclassification, net of income taxes	—	—	—	—	—	(4,108)	—	(4,108)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(827)	—	(827)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(129)	—	(129)

Total comprehensive income								19,689

Common stock dividends — $0.18 per share	—	—	—	—	(1,823)	—	—	(1,823)

Balance at September 30, 2005	$—	$113	$190,701	$(2,364)	$39,628	$(5,531)	$(7,057)	$215,490

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$34,056	$24,753
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative (income) expense	(536)	2,304
Amortization of premiums and discounts, net	657	1,639
Gain on sale of available-for-sale securities, net	—	(127)
Deferred loan fee amortization	(3,677)	(3,548)
Provision for loan losses	5,100	2,751
Depreciation and amortization	2,626	2,494
Deferred income taxes	3,034	(2,048)
Losses on other real estate	221	84
Gain on sale of land trusts	—	(2,000)
Gain on sale of branch	—	(1,572)
Tax benefit on stock options exercised or stock awards	763	785
Excess tax benefit on stock options exercised and stock awards	(561)	—
Cash paid to terminate derivative instruments	(12,239)	—
Other, net	334	(230)
Changes in other assets and liabilities:
Accrued interest receivable	(809)	(3,918)
Other assets	(2,657)	307
Accrued interest, taxes and other liabilities	(4,401)	2,826

Net cash provided by operating activities	21,911	24,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(112,566)	(164,395)
Proceeds from principal payments and maturities of available-for-sale securities	85,426	50,946
Proceeds from sale of available-for-sale securities	—	2,725
Net increase in loans	(104,891)	(146,824)
Net additions to premises, leasehold improvements and equipment	(1,901)	(3,086)
Net cash paid on sale of branch	—	(10,853)
Proceeds from sale of land trusts	—	2,050
Net proceeds from sales of other real estate	934	279

Net cash used in investing activities	(132,998)	(269,158)

Cash flows from financing activities:
Net increase in deposits	112,493	110,644
Net increase (decrease) in other borrowings	(34,269)	103,576
Proceeds from FHLB advances	105,000	—
Repayments of FHLB advances	(100,000)	(10,500)
Repayment of junior subordinated debentures	(1,031)	—
Proceeds from issuance of common stock, net of issuance costs	—	38,950
Proceeds from exercise of employee stock options	2,115	1,983
Excess tax benefit on stock options exercised and stock awards	561	—
Dividends paid	(1,984)	(1,746)

Net cash provided by financing activities	82,885	242,907

Net decrease in cash and cash equivalents	(28,202)	(1,751)
Cash and cash equivalents, beginning of period	161,065	79,250

Cash and cash equivalents, end of period	$132,863	$77,499

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$74,561	$44,649
Income taxes	9,793	13,081

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$2,567	$(4,108)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$157,846	$—	$(2,678)	$155,168
Collateralized mortgage obligations	173,699	44	(4,314)	169,429
Mortgage-backed securities	215,290	967	(4,750)	211,507
State and municipal obligations	148,741	2,138	(73)	150,806

Total available-for-sale	695,576	3,149	(11,815)	686,910

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$695,851	$3,149	$(11,815)	$687,185

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,753	$—	$(3,396)	$200,357
Collateralized mortgage obligations	187,368	92	(4,360)	183,100
Mortgage-backed securities	166,592	136	(4,830)	161,898
State and municipal obligations	111,380	1,357	(1,614)	111,123

Total available-for-sale	669,093	1,585	(14,200)	656,478

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$669,368	$1,585	$(14,200)	$656,753

3. Loans:

Loans classified by type at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$747,555	$665,023
Commercial real estate secured	782,908	793,965
Real estate-construction	752,549	684,737
Residential real estate mortgages	63,426	63,789
Home equity loans and lines of credit	125,947	161,058
Consumer	13,552	14,972
Other loans	1,452	1,497

Gross loans	2,487,389	2,385,041
Less: Unearned discount	(68)	(110)

Total loans	2,487,321	2,384,931
Less: Allowance for loan losses	(36,892)	(37,481)

Loans, net	$2,450,429	$2,347,450

Nonaccrual and impaired loans at September 30, 2006 were $19.9 million and $26.4 million, respectively, as compared to $10.8 million and $35.8 million at December 31, 2005, respectively.

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
NOW accounts	$84,034	$104,269
Savings accounts	62,554	73,173
Money market deposits	728,587	645,523
Time deposits:
Certificates of deposit of less than $100,000	179,411	206,951
Certificates of deposit of $100,000 or more	353,091	342,842
Out-of-local-market certificates of deposit	122,486	131,116
Brokered certificates of deposit	651,134	505,802
Public time deposits	81,043	69,679

Total time deposits	1,387,165	1,256,390

Total	$2,262,340	$2,079,355

Brokered CDs are carried net of the related broker placement fees and fair value adjustments related to those brokered CDs formerly accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Par value of brokered CDs	$656,932	$508,435
Unamortized broker placement fees	(2,443)	(3,084)
Fair value adjustment	(3,355)	451

Total	$651,134	$505,802

5. Other Borrowings:

Other borrowings at September 30, 2006 and December 31, 2005 consisted of the following:

	Sept. 30, 2006	Dec. 31, 2005
	(in thousands)
Securities sold under agreements to repurchase:
Overnight	$131,369	$150,746
Term	100,000	100,000
Federal funds purchased	32,663	47,567
U.S. Treasury tax and loan note option	125	113

Total	$264,157	$298,426

6. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gain/(loss) from securities:
Change in unrealized gain/(loss) on available-for-sale securities	$18,444	$(6,455)	$11,989	$(6,145)	$2,151	$(3,994)
Less: reclassification adjustment for gains included in net income	—	—	—	—	—	—

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	18,444	(6,455)	11,989	(6,145)	2,151	(3,994)
Change in net unrealized gain/(loss) from cash flow hedging instruments	3,261	(1,132)	2,129	(916)	321	(595)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	207	(73)	134	(66)	23	(43)

Other comprehensive income/(loss)	$21,912	$(7,660)	$14,252	$(7,127)	$2,495	$(4,632)

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gain/(loss) from securities:
Change in unrealized gain/(loss) on available-for-sale securities	$3,949	$(1,382)	$2,567	$(6,193)	$2,168	$(4,025)
Less: reclassification adjustment for gains included in net income	—	—	—	(127)	44	(83)

Change in unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	3,949	(1,382)	2,567	(6,320)	2,212	(4,108)
Change in net unrealized gain/(loss) from cash flow hedging instruments	3,613	(1,251)	2,362	(1,272)	445	(827)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,740)	609	(1,131)	(199)	70	(129)

Other comprehensive income/(loss)	$5,822	$(2,024)	$3,798	$(7,791)	$2,727	$(5,064)

7. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For both the three and nine month periods ended September 30, 2006, stock options outstanding to purchase 227,076 and 224,376 shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine month periods ended September 30, 2005, all stock options outstanding were included in the computation of diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Net income	$18,893	$7,397	$34,056	$24,753

Weighted average common shares outstanding	10,965,144	10,176,266	10,921,909	9,774,337
Dilutive effect of common stock equivalents	140,537	254,160	180,313	239,308

Diluted weighted average common shares outstanding	11,105,681	10,430,426	11,102,222	10,013,645

Basic earnings per common share	$1.72	$0.73	$3.12	$2.53
Diluted earnings per common share	1.70	0.71	3.07	2.47

8. Stock-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which was applied to periods prior to 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company’s Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123R, however, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant.

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors. As of January 1, 2006, 329,215 shares of Company common stock were available for future grants under the Plan. The Company uses newly-issued shares of common stock for grants of restricted stock or upon the exercise of stock options.

Stock-based compensation expense recognized under SFAS 123R for the third quarter of 2006 was $525,000 ($207,000 income tax benefit). Included in this expense was $223,000 ($88,000 income tax benefit) related to stock options and $302,000 ($119,000 income tax benefit) related to grants of restricted stock. For the first nine months of 2006, stock-based compensation expense recognized under SFAS 123R was $1.5 million ($602,000 income tax benefit). Included in this expense was $737,000 ($290,000 income tax benefit) related to stock options and $794,000 ($312,000 income tax benefit) related to grants of restricted stock. In comparison, during the third quarter of 2005, the Company recorded expense of $176,000 ($69,000 income tax benefit) related to the grants of restricted stock. During the first nine months of 2005, the Company recorded an expense of $332,000 ($130,000 income tax benefit) related to the granting of restricted stock. In addition, had the Company not applied the intrinsic value method of accounting for stock options during 2005, the Company would have had compensation expense related to stock options of $185,000 ($73,000 income tax benefit) during the third quarter of 2005 and $665,000 ($261,000 income tax benefit) during the first nine months of 2005.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding share-based payment awards for the periods indicated. The amounts reported for 2005 are as if the provisions of SFAS 123R had been applied and the amounts reported for 2006 are as reported on the Consolidated Statement of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	As Reported 2006	Pro Forma 2005	As Reported 2006	Pro Forma 2005
	(dollars in thousands, except per share amounts)
Net income as reported	$18,893	$7,397	$34,056	$24,753
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	318	107	929	202
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(318)	(219)	(929)	(606)

Net income	$18,893	$7,285	$34,056	$24,349

Basic earnings per common share
As reported	$1.72	$0.73	$3.12	$2.53
Pro forma	1.72	0.72	3.12	2.49
Diluted earnings per common share
As reported	$1.70	$0.71	$3.07	$2.47
Pro forma	1.70	0.70	3.07	2.43

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company recognized compensation costs for these awards over the requisite service period for the entire award on a straight-line basis. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Income during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. The stock options that were granted prior to 2006 vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. The stock options that were granted in 2006 vest over a four year period (vesting at 25% per year) and expire eight years following grant date. In either case, upon death, disability, retirement or change of control of the Company (as defined in the Plan) vesting may be accelerated to 100%.

The following is a summary of stock option activity for the nine month period ended September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	765,088	$23.30
Granted	114,122	37.51
Exercised	(98,877)	21.42
Forfeited	(35,566)	29.51
Expired	(474)	29.13

Outstanding at September 30, 2006	744,293	$25.42	6.4	$4,138

Exercisable at September 30, 2006	368,722	$21.43	5.3	$3,042

In connection with stock options exercised during 2006, the Company received $298,000 and $2.1 million during the three and nine month periods ended September 30, 2006, respectively, of cash from the settlement of the options on the exercised awards. In addition, the

Company recorded $69,000 and $691,000 of tax benefit from these exercises during the three and nine month periods ended September 30, 2006, respectively. Plan participants realized an intrinsic value of $189,000 and $1.8 million from the exercise of these stock options during the third quarter and year-to-date periods of 2006, respectively. In comparison, Plan participants realized an intrinsic value of $655,000 and $1.6 million from the exercise of these stock options during the third quarter and year-to-date periods of 2005, respectively. As of September 30, 2006, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $2.5 million and the weighted average period which these costs are expected to be recognized over is approximately 3.0 years.

Restricted Stock:

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest. Restricted stock awards based upon completion of future service requirements vest 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined in the Plan) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock to compensation expense for awards in 2006. Prior to 2006, the Company recognized compensation cost for restricted stock over the service period of each separately vesting portion of the award, in effect treating each vesting portion as a separate award. For grants in 2006, compensation costs are recognized on a straight line basis over the vesting period for the entire award.

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	113,908	$29.42
Granted	52,800	36.48
Vested	(14,013)	19.48
Forfeited	(7,268)	31.77

Nonvested at September 30, 2006	145,427	$32.42

In the first nine months of 2006, the Company recorded a $72,000 tax benefit from the vesting of restricted stock awards. The fair value of restricted stock awards that vested during the first nine months of 2006 was $501,000, compared to $735,000 during the same nine month period in 2005. As of September 30, 2006, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.2 million, and the weighted average period during which these costs are expected to be recognized over is approximately 3.5 years.

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

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. For grants in 2006, the expected volatility input into the model takes into account the historical volatility of the Company common stock over the period that it has been publicly traded and the historical volatility over the expected term of the option of a peer group. The expected volatility for grants prior to 2006 was based upon estimates of volatility of Company common stock considering that prior to October 2002 the common stock was not publicly traded. The expected dividend yield assumption is based upon the Company’s historical dividend payout. For options granted in 2006, the Company used the methodology used in SAB 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award. For grants prior to 2006, the expected life was estimated considering that exercise behaviors were impacted by the limited history of public trading of the Company’s common stock.

The following are the significant assumptions used to determine the fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Nine Months Ended September 30,
	2006	2005
Grant date fair value per share	$11.76	$9.12
Significant assumptions:
Risk-free interest rate at grant date	4.40%	4.23%
Expected stock price volatility	27.50%	19.47%
Expected dividend payout	0.64%	0.77%
Expected option life, in years	5.25	7.00

9. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at September 30, 2006 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$117
Prime Floor	100,000	6.25%	7/12/2010	284
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	814
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	1,300

Total	$500,000

At inception in June 2005, the $100.0 million notional amount 5.50% Prime floor was designated as a cash flow hedge against interest receipts from Prime-based loans. In May 2006, the Company de-designated this floor. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, will be amortized to loan interest income over the remaining four year term of the floor. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During the third quarter 2006 and the year-to-date 2006 period, the increases in the fair value of the floor of $59,000 and $77,000, respectively, were reflected in noninterest income.

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

In May 2006, the Company terminated $330.0 million notional amount of LIBOR-based swaps that had been used as fair value hedges against brokered CDs and $50.0 million notional amount of Prime-based swaps that had been used as a cash flow hedge against interest received from Prime-based loans. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative expense included in noninterest income. The associated cumulative fair value adjustment to the hedged brokered CDs is being amortized into deposit interest expense over the remaining life of the CDs. The accumulated other comprehensive loss associated with the Prime-based swaps is being amortized into loan interest income over what would have been the remaining term of the swap.

10. Income Taxes:

Income tax expense for the nine month period ended September 30, 2006 included the recognition of an $11.4 million tax benefit relating to deductions taken on prior year tax returns that had not been recognized previously for financial reporting purposes. During the third quarter of 2006, tax liabilities established for tax uncertainties were no longer required primarily as a result of the expiration of the statute of limitations for the Company’s 2002 federal income tax return. The expiration of the statute of limitations removes the uncertainty and allows recognition of the deduction for financial reporting purposes. The recognition of the tax benefit is a non-cash event with the reversal of the tax liability being reflected in earnings. The total amount of the tax benefit that will be recognized in 2006 is $15.1 million. In accordance with the Company’s income tax accounting policies, the remaining $3.7 million of the tax benefits will be recognized in the fourth quarter of 2006.

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

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended September 30, 2006 totaled $18.9 million, up $11.5 million, from the third quarter of 2005 net income of $7.4 million. The increase in net income resulted primarily from the recognition in 2006 of an $11.4 million income tax benefit relating to the reversal of previously established income tax liabilities associated with tax uncertainties in prior years. The majority of the tax benefit was triggered by the expiration of the statute of limitations on our 2002 income tax return during the third quarter of 2006. Income before income taxes for the third quarter of 2006 was $11.5 million, compared to $11.8 million for the third quarter of 2005, a decrease of $259,000, or 2.2%. A higher provision for loan losses in 2006 of $2.1 million was more than offset by lower derivative expense of $2.4 million.

Net income for the nine months ended September 30, 2006 totaled $34.1 million, an increase of $9.3 million, from the first nine months of 2005 net income of $24.8 million. The recognition of the $11.4 million income tax benefit in 2006 was the primary reason for the increase in net income. Income before income taxes for the nine months ended September 30, 2006 was $35.5 million, compared to $40.1 million for the same period in 2005, a decrease of $4.7 million, or 11.6%. A $3.7 million increase in net interest income in 2006 was more than offset by a $3.5 million decline in noninterest income, a $2.3 million increase in the provision for loan losses and a $2.5 million increase in noninterest expense.

Net income per diluted common share was $1.70 for the third quarter of 2006 as compared to $0.71 for the third quarter of 2005. Net income per diluted common share was $3.07 for the first nine months of 2006, compared to $2.47 for the first nine months of 2005. The increase in the earnings per share in each of the 2006 periods was primarily caused by the recognition of the $11.4 million income tax benefit in 2006.

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

Quarter Ended September 30, 2006 as Compared to the Quarter Ended September 30, 2005:

Net interest income was $28.1 million during the third quarter of 2006, an increase of $608,000, or 2.2%, from $27.5 million of net interest income during the third quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2006 was $28.9 million, compared to $27.9 million during the same quarter in 2005. This non-GAAP presentation is discussed further below. Net interest income during the third quarter of 2006 was higher as a result of increased interest-earning assets, largely offset by a decline in net interest margin.

Average interest-earning assets increased $295.8 million, or 10.2%, to $3.21 billion for the third quarter of 2006, compared to $2.91 billion for the third quarter in 2005. Average total loans increased $180.4 million, or 7.9%, and average investment securities increased $113.8 million. Average commercial loans increased $231.2 million, or 11.4%, from the third quarter of 2005 to the third quarter of 2006, while consumer-oriented loans declined $50.9 million. The increase in average interest earning assets between the third quarters of 2005 and 2006 was funded primarily with out-of-market funding sources. See the section of this discussion and analysis captioned “Deposits” for further information on our funding.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.58% during the third quarter of 2006, compared to 3.80% during the same quarter a year ago, a decrease of 22 basis points. These non-GAAP tax equivalent measures are discussed more fully below. The margin in 2006 was negatively impacted by competitive pricing pressure for loans and deposits, as well as changes in our earning asset and funding mix in 2006 as compared to 2005.

Between the third quarters of 2006 and 2005, deposits in lower rate products, including noninterest-bearing demand deposits, NOW and savings accounts, declined, while balances in market priced money market accounts and certificates of deposit, including brokered certificates of deposit, increased. In addition, our investment portfolio, the yield on which is lower than the yield on loans, was higher in 2006. We also experienced a decline in the spread to Prime of our Prime-based loans due to competitive pressures within our marketplace.

During the third quarter of 2006, $256,000 of interest was received on commercial loans which were previously on nonaccrual, compared to $32,000 of interest received on nonaccrual commercial loans during the third quarter of 2005.

Our current internal modeling using our balance sheet at September 30, 2006 indicates that our net interest margin would likely decline over the next year if our balance sheet remained static and there were no further increases in the Prime rate. Our modeling of the September 30, 2006 balance sheet, using the market interest rates in effect at September 30th, indicates a decline in our net interest margin as more of our interest-bearing liabilities would reprice to current rates, while the yield on our interest earning assets largely reflects current rates. Additional factors, including those described above that negatively impacted the third quarter, could bring about further pressure on our net interest margin. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 30, 2005:

Net interest income was $83.6 million during the first nine months of 2006, a $3.7 million, or 4.6%, increase over the $79.9 million of net interest income during the first nine months a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2006 was $86.0 million as compared to $81.0 million during the same nine months in 2005. Net interest income during the first nine months of 2006 increased as a result of increased interest-earning assets, partially offset by a decline in net interest margin.

Average interest-earning assets increased $324.7 million, or 11.4%, to $3.17 billion for the first nine months of 2006, compared to $2.84 billion for the first nine months in 2005. Average total loans increased $175.1 million, or 7.8%, and average investment securities increased $144.3 million. Average commercial loans increased $225.3 million, or 11.4%, from the first nine months of 2005 as compared to the first nine months of 2006, while consumer-oriented loans declined $50.2 million. The increase in average interest-earning assets between the first nine months of 2006 and 2005 was funded primarily with out-of-market funding sources. See the sections of this discussion and analysis captioned “Deposits” and “Liquidity” for further information about our funding.

Our net interest margin was 3.63% during the first nine months of 2006, compared to 3.81% during the same nine months a year ago, a decrease of 18 basis points. The margin was negatively impacted by thinner loan spreads, changes in our earning asset mix and the cost and mix of our funding. The factors contributing to the decline in the net interest margin in the first nine months of 2006 as compared to 2005 were largely the same as those that impacted the third quarter of 2006 as compared to the third quarter of 2005.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume, rates and reporting period. Interest income is measured on a tax-equivalent basis using a 35% rate.

	Three Months Ended Sept. 30, 2006 over Three Months Ended Sept. 30, 2005 INCREASE/(DECREASE)			Nine Months Ended Sept. 30, 2006 over Nine Months Ended Sept. 30, 2005 INCREASE/(DECREASE)
	(in thousands)
	VOLUME	RATE	NET	VOLUME	RATE	NET
INTEREST EARNED ON:
Investment securities (1)	$1,573	$524	$2,097	$5,807	$1,115	$6,922
Cash equivalents	17	143	160	133	449	582
Loans (1)	3,262	6,601	9,863	9,086	20,237	29,323

Total interest-earning assets			12,120			36,827

INTEREST PAID ON:
Interest-bearing deposits	2,205	7,611	9,816	5,296	21,812	27,108
Total borrowings	(52)	1,339	1,287	513	4,192	4,705

Total interest-bearing liabilities			11,103			31,813

Net interest income	$2,712	$(1,695)	$1,017	$9,053	$(4,039)	$5,014

(1)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.

Tax Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income, and net interest income are adjusted to reflect tax-exempt interest income on a tax equivalent basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax equivalent net interest income to net interest income as reported on the consolidated statements of income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net interest income as stated	$28,088	$27,480	$83,563	$79,911
Tax equivalent adjustment-investments	739	375	2,156	934
Tax equivalent adjustment-loans	87	42	268	128

Tax equivalent net interest income	$28,914	$27,897	$85,987	$80,973

Yield on earning assets without tax adjustment	7.10%	6.23%	6.90%	6.02%
Yield on earning assets - tax equivalent	7.21%	6.29%	7.00%	6.07%

Net interest margin without tax adjustment	3.48%	3.75%	3.53%	3.76%
Net interest margin - tax equivalent	3.58%	3.80%	3.63%	3.81%

Net interest spread without tax adjustment	2.68%	3.17%	2.77%	3.22%
Net interest spread - tax equivalent	2.79%	3.23%	2.88%	3.28%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended September 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$575,152	$6,317	4.39%	$529,184	$5,260	3.98%
Tax-exempt (tax equivalent) (2)	131,571	2,111	6.42	63,761	1,071	6.72

Total investment securities	706,723	8,428	4.77	592,945	6,331	4.27

Cash Equivalents	31,684	415	5.12	30,056	255	3.31

Loans (2) (3):
Commercial and commercial real estate	2,262,505	45,260	7.83	2,031,261	35,156	6.77
Residential real estate mortgages	64,108	889	5.55	60,081	807	5.37
Home equity and consumer	144,337	2,905	7.98	199,248	3,197	6.36
Fees on loans		322			353

Net loans (tax equivalent) (2)	2,470,950	49,376	7.93	2,290,590	39,513	6.84

Total interest-earning assets (2)	3,209,357	58,219	7.21	2,913,591	46,099	6.29

Allowance for loan losses	(37,125)			(37,783)

NON-EARNING ASSETS:
Cash and due from banks	57,278			67,938
Accrued interest and other assets	78,901			88,426

TOTAL ASSETS	$3,308,411			$3,032,172

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$740,802	6,861	3.67	$624,565	2,810	1.78
Savings deposits	64,452	46	0.28	78,468	59	0.30
Time deposits	1,411,520	16,666	4.68	1,243,922	10,888	3.47

Total interest-bearing deposits	2,216,774	23,573	4.22	1,946,955	13,757	2.80

Other borrowings	246,220	2,670	4.24	244,087	1,632	2.62
Notes payable and FHLB advances	79,185	1,076	5.32	82,875	1,003	4.73
Junior subordinated debentures	86,607	1,986	9.17	87,638	1,810	8.26

Total interest-bearing liabilities	2,628,786	29,305	4.42	2,361,555	18,202	3.06

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	395,243			426,922
Accrued interest, taxes, and other liabilities	50,170			51,943

Total noninterest-bearing liabilities	445,413			478,865

STOCKHOLDERS’ EQUITY	234,212			191,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,308,411			$3,032,172

Net interest income (tax equivalent) (2)		$28,914			$27,897

Net interest spread (tax equivalent) (2) (4)			2.79%			3.23%

Net interest margin (tax equivalent) (2) (5)			3.58%			3.80%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$582,609	$18,659	4.27%	$514,382	$15,229	3.95%
Tax-exempt (tax equivalent) (2)	127,886	6,160	6.42	51,801	2,668	6.87

Total investment securities	710,495	24,819	4.66	566,183	17,897	4.21

Cash Equivalents	32,853	1,189	4.77	27,564	607	2.90

Loans (2) (3):
Commercial and commercial real estate	2,202,040	127,167	7.62	1,976,733	97,374	6.50
Residential real estate mortgages	64,192	2,640	5.48	61,621	2,421	5.24
Home equity and consumer	157,273	8,889	7.56	210,005	9,301	5.92
Fees on loans		1,121			1,398

Net loans (tax equivalent) (2)	2,423,505	139,817	7.71	2,248,359	110,494	6.57

Total interest-earning assets (2)	3,166,853	165,825	7.00	2,842,106	128,998	6.07

Allowance for loan losses	(37,343)			(38,571)

NON-EARNING ASSETS:
Cash and due from banks	59,375			67,551
Accrued interest and other assets	83,837			86,012

TOTAL ASSETS	$3,272,722			$2,957,098

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$748,088	18,660	3.34	$609,991	7,140	1.56
Savings deposits	68,466	145	0.28	80,268	177	0.29
Time deposits	1,334,687	44,202	4.43	1,202,439	28,582	3.18

Total interest-bearing deposits	2,151,241	63,007	3.92	1,892,698	35,899	2.54

Other borrowings	270,639	7,986	3.89	233,706	3,817	2.15
Notes payable and FHLB advances	80,733	3,016	4.93	84,615	3,031	4.72
Junior subordinated debentures	87,223	5,829	8.91	87,638	5,278	8.03

Total interest-bearing liabilities	2,589,836	79,838	4.12	2,298,657	48,025	2.79

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	399,535			437,439
Accrued interest, taxes, and other liabilities	56,246			49,490

Total noninterest-bearing liabilities	455,781			486,929

STOCKHOLDERS’ EQUITY	227,105			171,512

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,272,722			$2,957,098

Net interest income (tax equivalent) (2)		$85,987			$80,973

Net interest spread (tax equivalent) (2) (4)			2.88%			3.28%

Net interest margin (tax equivalent) (2) (5)			3.63%			3.81%

(1)	Investment securities average balances are based on amortized cost.
(2)	Adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming an income tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(in thousands)
Service charges	$1,995	$2,177	$5,777	$6,992
Trust services	553	720	1,605	2,347
Investment management services	483	365	1,390	1,079
Loan syndication fees	—	850	500	1,550
Other noninterest income	635	361	1,754	1,015

	3,666	4,473	11,026	12,983

Gain on sale of land trusts	—	—	—	2,000
Gain on sale of branch	—	—	—	1,572
Gain on sale of investment securities, net	—	—	—	127

	—	—	—	3,699
Other derivative income (expense)	59	(2,351)	536	(1,642)

Total noninterest income	$3,725	$2,122	$11,562	$15,040

Total noninterest income was $3.7 million during the third quarter of 2006, compared to $2.1 million during the same quarter a year ago, an increase of $1.6 million largely driven by a decrease in other derivative expense of $2.4 million. Partially offsetting the decrease in derivative expense were lower loan syndication fees of $850,000.

For the first nine months of 2006, noninterest income decreased by $3.5 million from the $15.0 million earned during the same nine month period in 2005. The first nine months of 2005 included $3.6 million in gains from the sales of a branch and our land trust operations. Lower service charges and loan syndication fees in 2006 were partially offset by a decline in derivative expense.

Service charges, principally derived from deposit accounts, were $2.0 million during the third quarter of 2006, $182,000, or 8.4%, less than service charges of $2.2 million during the same quarter a year ago. On a year-to-date basis, service charges declined $1.2 million, or 17.4%, to $5.8 million during the first nine months of 2006, from $7.0 million during the same period in 2005. The decrease in service charge revenue during 2006 was primarily caused by the increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. Our earnings credit rate increased approximately 110 basis points from September 2005 to September 2006.

Trust service fees during the third quarter of 2006 declined $167,000, or 23.2%, to $553,000, compared to $720,000 during the third quarter of 2005. For the first nine months of 2006, trust service fees were $1.6 million, compared to $2.3 million during the same nine month period in 2005, a decline of $742,000, or 31.6%. Beginning April 1, 2005, our trust fees have not included land trust fees because we sold our land trust operations on March 31, 2005, resulting in an one-time gain of $2.0 million, but a decline in future revenue from that line of business. In addition, in the third quarter of 2005, we discontinued directly providing tax-deferred exchange services. Land trust and exchange fee income included in trust fees totaled $220,000 during the third quarter of 2005 and $920,000 for the first nine months of 2005. These decreases were partly offset by an increase in revenues from our corporate trust line of business in both the quarter and year-to-date 2006 periods.

Investment management services consist primarily of asset management consulting services. Investment management fees increased $118,000, or 32.3%, to $483,000 during the third quarter of 2006, compared to $365,000 during the same quarter a year ago. For the first nine months of 2006, investment management fees increased $311,000, or 28.8%, to $1.4 million from $1.1 million during the same period a year ago, primarily as a result of increased assets under management. The market value of assets under management increased $111 million, or 30.9%, to $470.0 million at September 30, 2006, from $359.0 million at September 30, 2005.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch.

We received $500,000 of loan syndication fees during the first nine months of 2006 as compared to $1.6 million during the first nine months of 2005. We did not receive any loan syndication fees in the third quarter of 2006. We have earned these fees through the syndication of commercial real estate development loans for our customers. While professional real estate developers have for years been a significant part of our commercial banking business, our activity in loan syndication has been intermittent and can fluctuate between periods.

Other derivative expense reported in noninterest income in 2005 included $2.5 million during the third quarter and $2.3 million for the nine months, from changes in fair value of our CD swaps that did not qualify for hedge accounting. In May 2006, we terminated all of our CD swaps and we de-designated the accounting hedge relating to our $100.0 million notional amount 5.50% Prime floor. During the third quarter of 2006, other derivative income included $59,000 for the increase in the fair value of the de-designated 5.50% Prime floor. Based on our current derivative holdings, going forward, we expect that other derivative income will primarily consist of changes in the fair value of this interest rate floor.

Our CD swaps did not qualify for hedge accounting during the first nine months of 2005 and therefore, other derivative expense also included net cash settlement receipts of $198,000 in the third quarter of 2005 and $662,000 for the first nine months of 2005.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous sources of revenues. Other noninterest income during the third quarter of 2006 was higher than during the same quarter a year ago primarily due to a $175,000 decline in estimated losses for low-income housing partnership investments. The increase in other noninterest income during the first nine months of 2006 as compared to the same period in 2005 was positively affected by a $429,000 decline in the estimated loss for low-income housing partnership investments.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$7,853	$7,480	$24,353	$23,221
Incentives, commissions, and retirement benefits	2,152	3,000	6,252	7,221

Total salaries and employee benefits	10,005	10,480	30,605	30,442
Occupancy of premises, furniture and equipment	2,796	2,720	8,709	8,050
Computer processing	446	472	1,341	1,343
Corporate insurance	307	345	932	1,062
Legal fees, net	501	473	1,319	1,254
Advertising and public relations	429	77	1,002	350
Other noninterest expense	3,683	3,230	10,644	9,560

Total noninterest expense	$18,167	$17,797	$54,552	$52,061

Efficiency Ratio	57.11%	60.12%	57.35%	54.83%

Noninterest expense increased $370,000, or 2.1%, to $18.2 million during the third quarter of 2006 from $17.8 million during the same quarter in 2005. On a year-to-date basis, noninterest expense was $54.6 million during the first nine months of 2006, compared to $52.1 million during the same period in 2005, an increase of $2.5 million, or 4.8%. Increases in advertising, consulting, professional fees and occupancy costs contributed to the increases.

For the third quarter of 2006, total salaries and employee benefits expense decreased $475,000, or 4.5%, compared to the third quarter of 2005. For the first nine months of 2006, total salaries and employee benefits expense increased $163,000, or 0.5%, compared to the same period a year ago. Total full-time equivalent employees were 421 at September 30, 2006, compared to 434 at September 30, 2005.

For the third quarter of 2006 salaries, employment taxes and medical insurance expense increased $373,000 as a result of increases in each of those expenses. Incentives, commissions and retirement benefits expense decreased $848,000, primarily due to a lower accrual for cash-based incentives in 2006.

For the nine months ended September 30, 2006, salaries, employment taxes and medical insurance expense increased $1.1 million, or 4.9%, compared to the same nine month period in 2005. The increase was primarily caused by higher salary expense of $727,000. Included in salary expense in 2006 was severance expense of $85,000, compared to severance expense of $495,000 for the same period in 2005.

For the nine months ended September 30, 2006, incentives, commissions and retirement benefits expense decreased $930,000. Increases in equity-based compensation of $1.2 million were more than offset by a decrease in estimated cash-based incentive awards of $2.1 million.

Included in incentives in 2006, but not in 2005, was stock option expense recognized in connection with our implementation of the new stock option accounting under FAS 123R. On January 1, 2006, we adopted SFAS 123R which requires us to record compensation expense for all stock options issued to employees and directors. Prior to 2006, we did not record compensation expense associated with stock options. Because of the adoption of SFAS 123R, we recorded stock-based compensation expense related to stock options of $737,000 for the first nine months of 2006. Stock option expense for the third quarter of 2006 was $223,000. See “Stock-Based Compensation” included in the Notes to our Consolidated Financial Statements included herein for further information regarding our adoption of SFAS 123R.

For the first nine months of 2006, compensation expense relating to restricted stock grants totaled $794,000, an increase of $462,000 over the same period in 2005. The expense increased as a result of an increase in the number of shares granted. Stock grant expense for the third quarter of 2006 totaled $302,000, as compared to $176,000 during the third quarter of 2005.

Our accrual for estimated cash-based incentive awards declined $2.1 million for the first nine months of 2006 compared to the same period in 2005 as our financial performance in 2006 fell below our targets.

Occupancy of premises and furniture and equipment expense was $2.8 million for the third quarter of 2006, compared to $2.7 million of expense in the same quarter a year ago. Occupancy and furniture and equipment expense totaled $8.7 million during the first nine months of 2006, an increase of $659,000, or 8.2%, from $8.1 million during the same period in 2005. An increase in real estate taxes as well as higher depreciation and amortization cost, driven in part by the opening of our Orland Park and Rosemont banking facilities and the remodeling of our Wheeling facility, primarily produced the increase.

We plan to close our banking facility in Itasca on January 31, 2007. Total deposits and loans on September 30, 2006 at our Itasca banking center were $6.4 million and $2.4 million, respectively. Total Itasca banking center operating expenses were $260,000 for the nine months ended September 30, 2006. The estimated expense to close the banking center is not expected to be material. We have invited our customers to use our Rosemont banking center for their banking center transactions.

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

Advertising and public relations expense was $429,000 during the third quarter of 2006 as compared to $77,000 during the same quarter in 2005. Advertising and public relations expense was $1.0 million during the first nine months of 2006, compared to $350,000 during the same period in 2005. Beginning in April 2006, we began to increase our advertising and marketing activities to enhance the recognition of the Bank’s brand and its offering of products and services.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.7 million during the third quarter of 2006, compared to $3.2 million during the third quarter of 2005. For the first nine months of 2006, other noninterest expense totaled $10.6 million, compared to $9.6 million during the same nine month period in 2005. Increases in other noninterest expense included consulting and other professional fees of $625,000 and higher nonperforming asset expense of $227,000. Significant consulting and professional service fees were incurred for assistance in the implementation of enhanced cash management product capability and outsourced human resources and tax-deferred exchange support.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio decreased from 60.1% in the third quarter of 2005 to 57.1% in the third quarter of 2006. Our efficiency ratio increased for the nine months ended September 30th from 54.8% in 2005 to 57.4% in 2006. The more favorable efficiency ratio for the nine months in 2005 primarily reflects higher income from the gains on the sales of the land trust operations and the branch as well as higher noninterest expense in 2006.

Income Taxes

We recorded a net income tax benefit of $7.3 million for the third quarter of 2006. Tax expense of $4.1 million associated with taxable income during the quarter was offset principally by the recognition of an $11.4 million tax benefit relating to deductions taken on prior year tax returns that had not been recognized previously for financial reporting purposes. During the third quarter of 2006, tax liabilities established for tax uncertainties were no longer required primarily as a result of the expiration of the statute of limitations for our 2002 federal income tax return. The expiration of the statute of limitations removes the uncertainty and allows recognition of the deduction for financial reporting purposes. The recognition of the tax benefit is a non-cash event with the reversal of the tax liability being reflected in earnings.

For the first nine months of 2006, income tax expense was $1.4 million, resulting in an effective income tax rate of 4.0%. In comparison, the effective income tax rate for the first nine months of 2005 was 38.3%. The recognition of the income tax benefit discussed above was the primary reason for the decrease in tax expense in 2006. The total amount of the tax benefit that will be recognized in 2006 is $15.1 million. In accordance with our tax accounting policies, the remaining $3.7 million of the tax benefit will be recognized in the fourth quarter of 2006. The lower effective tax rate in 2006 was also impacted by the increased tax-exempt municipal securities portfolio and income tax refunds received on prior year state income tax returns.

FINANCIAL CONDITION

Overview

Total assets increased $103.0 million, or 3.1%, to $3.38 billion at September 30, 2006 from total assets of $3.28 billion at December 31, 2005, primarily fueled by an increase in loans and investment securities. Total investment securities increased $30.4 million and total loans increased $102.4 million. Total deposits increased by $108.8 million to $2.65 billion at September 30, 2006, compared to $2.54 billion at December 31, 2005, while total borrowings, which includes notes payable and FHLB advances, our junior subordinated debentures, and other borrowings, decreased by $30.3 million. Total stockholders’ equity at September 30, 2006 was $259.6 million, compared to $219.3 million at December 31, 2005.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $132.9 million at September 30, 2006, compared to $161.1 million at December 31, 2005. The higher period-end balances, in comparison to an average balance of $92.2 million for the nine months ended September 30, 2006, results from larger short-term deposits at the quarter ends.

Investment Securities

Investment securities totaled $687.2 million at September 30, 2006, compared to $656.8 million at December 31, 2005, an increase of $30.4 million, or 4.6%. During the first nine months of 2006, we purchased $112.6 million in mortgage-backed and tax-exempt municipal securities which included reinvestment of $85.4 million in proceeds from repayments and maturities of securities. These purchases were completed for liquidity and interest rate risk management purposes. The weighted average life of the investment portfolio at September 30, 2006 was approximately 4.8 years, compared to approximately 5 years at December 31, 2005.

At September 30, 2006, the net unrealized loss on the available for sale securities totaled $8.7 million, a decrease of $3.9 million from December 31, 2005. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Loans

Total loans at September 30, 2006 increased $102.4 million, compared to December 31, 2005 as the increase in total commercial loans of $139.3 million was partially offset by a decrease in consumer-oriented loans of $36.9 million. The increase in total commercial loans resulted primarily from growth in commercial and industrial (“C&I”) and real estate-construction loans.

The composition of our loan portfolio as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006		December 31, 2005
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial real estate secured	$782,908	31%	$793,965	33%
Real estate - construction	752,549	30	684,737	29
Commercial and industrial	747,555	30	665,023	28
Consumer-oriented loans	204,377	9	241,316	10

Gross loans	$2,487,389	100%	$2,385,041	100%

Our commercial real estate secured loans decreased $11.1 million, or 1.4%, to $782.9 million at September 30, 2006, as compared to $794.0 million at December 31, 2005. Loans secured by non-owner occupied commercial property increased while the financing of owner-occupied commercial real estate and residential income property declined. The composition of our commercial real estate secured portfolio was approximately as follows as of the dates indicated:

	September 30, 2006		December 31, 2005
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	61%	19%	57%	18%
Owner occupied	24%	7%	25%	9%

Subtotal	85%	26%	82%	27%
Residential income properties	15%	5%	18%	6%

Total commercial real estate secured	100%	31%	100%	33%

Our real estate-construction loans increased by $67.8 million, or 9.9%, to $752.5 million at September 30, 2006, as compared to $684.7 million at December 31, 2005. Loans for the development of both commercial and residential properties increased. The composition of our real estate-construction portfolio was approximately as follows as of the dates indicated:

	September 30, 2006		December 31, 2005
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties
Single family	26%	8%	26%	8%
Multifamily	18%	5%	19%	5%
Condominiums	26%	8%	26%	8%

Subtotal	70%	21%	71%	21%
Commercial properties	13%	4%	11%	3%
Land and land development	17%	5%	18%	5%

Total real estate-construction	100%	30%	100%	29%

Our C&I loans increased by $82.5 million, or 12.4%, to $747.6 million at September 30, 2006, as compared to $665.0 million at December 31, 2005. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses excluding commercial real estate investment.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $36.9 million to $204.4 million at September 30, 2006. A significant portion of the consumer-oriented loan portfolio includes loans we sourced through brokers in prior years, a practice we discontinued in 2001 and 2002. As expected, the broker-related loan portfolios have declined from $41.2 million at December 31, 2005 to $29.1 million at September 30, 2006.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$2,131	$2,615	$1,339
Nonaccrual loans	19,863	10,834	12,818

Total nonperforming loans	21,994	13,449	14,157
Other real estate owned	473	1,139	241
Other repossessed assets	—	—	35

Total nonperforming assets	$22,467	$14,588	$14,433

Restructured loans not included in nonperforming assets	—	—	—
Impaired loans	$26,375	$35,764	$30,448

Nonperforming loans to total loans	0.88%	0.56%	0.60%
Nonperforming assets to total loans plus repossessed property	0.90%	0.61%	0.61%
Nonperforming assets to total assets	0.66%	0.44%	0.46%

Nonperforming assets increased to $22.5 million at September 30, 2006, compared to $14.6 million at December 31, 2005 and $14.4 million at September 30, 2005. The ratio of nonperforming loans as a percentage of total loans was 0.88% at September 30, 2006, compared to 0.56% at December 31, 2005 and 0.60% at September 30, 2005. The increase in nonperforming assets was largely driven by the increase in nonaccrual loans, a significant portion of which related to two loans to a single real estate developer totaling $11.5 million.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Total impaired loans were $26.4 million at September 30, 2006, compared to $35.8 million at December 31, 2005 and $30.4 million at September 30, 2005. The allowance for loan losses associated with impaired loans was $2.4 million at September 30, 2006, compared to $1.9 million at December 31, 2005 and $617,000 at September 30, 2005. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and therefore are excluded from impaired loans.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Average total loans	$2,470,950	$2,290,590	$2,423,505	$2,248,359

Total loans at end of period	$2,487,321	$2,352,560	$2,487,321	$2,352,560

Allowance for loan losses:
Allowance at beginning of period	$36,508	$37,411	$37,481	$37,484
Total charge-offs	(1,830)	(1,070)	(6,496)	(4,716)
Total recoveries	114	374	807	1,196

Net charge-offs	(1,716)	(696)	(5,689)	(3,520)
Provision for loan losses	2,100	—	5,100	2,751

Allowance at end of period	$36,892	$36,715	$36,892	$36,715

Annualized net charge-offs to average total loans	0.28%	0.12%	0.31%	0.21%
Allowance to total loans at end of period	1.48%	1.56%	1.48%	1.56%
Allowance to nonperforming loans	167.74%	259.34%	167.74%	259.34%

Net charge-offs during the third quarter of 2006 were $1.7 million, or an annualized 0.28% of average loans. In comparison, net charge-offs during the third quarter of 2005 were $700,000, representing an annualized 0.12% of average loans. Net charge-offs during the first nine months of 2006 totaled $5.7 million, or an annualized 0.31% of average loans, compared to net charge-offs of $3.5 million, or an annualized 0.21% of average loans, during the first nine months of 2005. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses, which are typically larger in amount than loans to individual consumers and generally are viewed as having more risk of default than residential real estate loans or other secured consumer loans. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a sizable impact on our reported impaired loans and related loss exposure estimates. We review our estimates on a quarterly basis and, if necessary, adjust the allowance for loan losses through the recording of a provision for loan losses.

Our allowance for loan losses was $36.9 million at September 30, 2006, or 1.48% of end-of-period loans and 167.74% of nonperforming loans. At September 30, 2005, the allowance for loan losses was $36.7 million, which represented 1.56% of end-of-period loans and 259.34% of nonperforming loans. The lower allowance for loan losses in relation to total loans in 2006 was influenced by lower average annual net charge-offs during 2004 through 2006, in comparison to average net charge-offs during 2001 through 2003. Although total nonaccrual loans were higher at September 30, 2006 than at December 31, and September 30, 2005, the specific reserves for estimated losses on nonaccrual loans did not increase proportionately.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $2.1 million for the third quarter of 2006 and $5.1 million for the first nine months of 2006. In comparison, we recorded no provision for loan losses during the third quarter of 2005 and a provision of $2.8 million for the first nine months of 2005. Factors affecting the level of provision during the periods was the level of net charge-offs and nonperforming loans. Our loan loss provision is determined based upon our analysis of our portfolio which incorporates the historical loss experience within separate segments of the loan portfolio as well as our estimates with respect to specific identified troubled credits. The provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Deposits totaled $2.65 billion at September 30, 2006, an increase of $108.8 million from year-end 2005. Total brokered and out-of-local-market certificates of deposit increased $136.7 million from December 31, 2005 to September 30, 2006, and total brokered money market deposits increased to $64.2 million at September 30, 2006. Total in-market deposits decreased $92.1 million. From December 31, 2005 to September 30, 2006, balances in non-interest bearing deposits and lower rate NOW, savings and money-market accounts declined, while balances in higher rate money market accounts increased. The increase in money market accounts was primarily a result of increased balances in our higher-rate market priced accounts. In addition, a new funding source was added to obtain brokered money market accounts. The tax-deferred exchange money market account balances decreased $31.3 million to $216.6 million at September 30, 2006 as compared to $247.9 million at December 31, 2005.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$399,535	15.7%	—%	$437,439	18.8%	—%
NOW accounts	96,580	3.8	0.55	120,345	5.2	0.45
Money market accounts	651,508	25.5	3.75	489,646	21.0	1.84
Savings deposits	68,466	2.7	0.28	80,268	3.4	0.29
Time deposits:
Certificates of deposit	546,106	21.4	4.02	538,285	23.1	3.00
Out-of-local-market certificates of deposit	126,927	5.0	4.69	138,894	6.0	3.22
Brokered certificates of deposit	588,947	23.1	4.74	451,720	19.4	3.41
Public Funds	72,707	2.8	4.43	73,540	3.1	2.89

Total time deposits	1,334,687	52.3	4.43	1,202,439	51.6	3.18

Total deposits	$2,550,776	100.0%		$2,330,137	100.0%

Average deposits increased $220.6 million, or 9.5%, to $2.55 billion for the first nine months of 2006, as compared to the first nine months of 2005. The majority of the increase in deposits was obtained from increased money market account balances and brokered certificates of deposit. Average money market account balances increased $161.9 million, primarily in high rate market priced and tax-deferred exchange money market accounts. Average tax-deferred exchange deposits increased $104.4 million during the first nine months of 2006 as compared to the same period in 2005. In addition, total average brokered and out-of-local-market certificates of deposit increased $125.3 million to $715.9 million for the first nine months of 2006 in comparison to the same period in 2005. Average noninterest-bearing demand deposits, NOW accounts and savings deposits decreased $73.5 million, or 11.5%, to $564.6 million for the first nine months of 2006 in comparison to the same period a year ago.

Other Borrowings and Liabilities

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. Period-end other borrowings decreased $34.3 million to $264.2 million at September 30, 2006, as compared to $298.4 million at December 31, 2005.

FHLB advances totaled $80.0 million at September 30, 2006 as compared to $75.0 million at December 31, 2005. In the second quarter of 2006, the FHLB called a $25 million, 4.30% fixed-rate advance and a new $30 million, 2-year advance was obtained. The new advance has a floating rate equal to 3-month LIBOR plus 23 basis points with an embedded interest rate cap at 5.48%.

We had no outstanding balance under our $20.0 million revolving credit facility at September 30, 2006.

At September 30, 2006, we had $86.6 million of junior subordinated debentures issued to our wholly-owned subsidiaries, TAYC Capital Trust I (“Trust I”) and TAYC Capital Trust II, each of which used proceeds from the issuance of trust preferred securities to purchase our junior subordinated debentures. In the second quarter of 2006, we purchased $1.0 million of the 9.75% trust preferred securities issued by Trust I. We exchanged the trust preferred securities we had purchased and a proportional amount of common securities issued by Trust I, for $1.03 million of our junior subordinated debentures issued to Trust I.

CAPITAL RESOURCES

At September 30, 2006 and December 31, 2005, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of September 30, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$360,964	12.83%	>$	225,086	>8.00%	>$	281,358	>10.00%
Cole Taylor Bank	333,994	11.89		>224,643	>8.00		>280,804	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	325,773	11.58		>112,543	>4.00		>168,815	>6.00
Cole Taylor Bank	298,871	10.64		>112,322	>4.00		>168,482	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	325,773	9.92		>131,407	>4.00		>164,259	>5.00
Cole Taylor Bank	298,871	9.12		>131,091	>4.00		>163,864	>5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	>$	215,693	>8.00%	>$	269,617	>10.00%
Cole Taylor Bank	300,510	11.16		>215,325	>8.00		>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44		>107,847	>4.00		>161,770	>6.00
Cole Taylor Bank	266,818	9.91		>107,662	>4.00		>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90		>126,475	>4.00		>158,094	>5.00
Cole Taylor Bank	266,818	8.46		>126,182	>4.00		>157,727	>5.00

During 2006, Cole Taylor Bank’s capital ratios increased as the increase in regulatory capital exceeded the increase in risk-weighted and average assets. Cole Taylor Bank’s net income increased capital and the Bank did not pay any dividends to the Company during the first nine months of 2006. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of September 30, 2006, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $84.5 million. On October 26, 2006 the Board of Directors of Cole Taylor Bank declared a dividend in the amount of $10.0 million.

During the first nine months of 2006, the Company’s regulatory capital increased from the retention of earnings. Regulatory capital ratios increased because the increase in capital exceeded the increase in risk-weighted and average assets. During 2006, we declared common stock dividends of $0.18 per share, totaling $2.0 million.

LIQUIDITY

During the first nine months of 2006, growth in earning assets and a decline in “in-market” customer deposits were funded primarily with the issuance of brokered certificates of deposit. While total loans increased $104.9 million during the period, we also purchased $27.1 million of securities for liquidity risk management purposes, net of proceeds from maturities and principal payments. In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents totaled $27.7 million at September 30, 2006 as compared to $34.5 million at December 31, 2005. Additional sources of holding company liquidity during the first nine months of 2006 included the receipt of $2.1 million from the exercise of stock options. During the first nine months of 2006, the holding company paid interest on the junior subordinated debentures of $4.6 million and dividends to common stockholders of $2.0 million. Cash used for holding company operations during the first nine months of 2006 also included the payment of salaries and other operating expenses. The Company, as of September 30, 2006, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At September 30, 2006, we had $965 million of undrawn commitments to extend credit and $112 million of financial and performance standby letters of credit. In comparison, at December 31, 2005, we had $926 million of undrawn commitments to extend credit and $111 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

On May 4, 2006, we terminated all of our interest rate swaps and acquired $300.0 million notional amount zero-cost interest rate collars (simultaneous floor and caps).

The following table describes the derivative instruments outstanding at September 30, 2006 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$117
Prime Floor	100,000	6.25%	7/12/2010	284
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	814
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	1,300

Total	$500,000

Based on our current derivative instruments, going forward gains or losses on derivative instruments included in noninterest income are limited to the change in the fair value of the 5.50% Prime floor that is not designated as a hedge. The 6.25% Prime floor and the Prime collars are designated as cash flow hedges against interest receipts from Prime-based loans and therefore, changes in fair value are recorded in other comprehensive income, net of tax.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Note 9 to our Consolidated Financial Statements included in this Form 10-Q.

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

Our simulation modeling of the September 30, 2006 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated our net interest margin will decline in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature or reprice. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2006		At December 31, 2005
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$2,398	2.67%	$395	0.36%
- 200 basis points over one year	(2,631)	(2.39)%	(3,026)	(2.75)%

Our simulation modeling at September 30, 2006 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $2.4 million or 2.7% higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished however, if market forces negatively impact our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be even lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling scenario was calculated to be $2.6 million or 2.4% lower than in a rates unchanged scenario.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted SFAS 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminated the intrinsic value method that we had previously used use to account for the granting of employee stock options. We adopted SFAS 123R using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The adoption of SFAS 123R did not have a material effect on our results of operations or statement of condition. See Note 8 of our Notes to the Consolidated Financial Statement included herein for further information.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 155 will have a material effect on our results of operations or statement of condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, however, earlier application is encouraged. We are currently evaluating the impact, if any, that adoption may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan and to recognize changes in the funded status in the year which the change occurs through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. An entity will also be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The adoption of this Statement will not have a material impact on our financial position or results of operations.

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

In September 2006, the FASB ratified Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 will not have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) on quantifying financial statement misstatements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for our annual financial statements beginning January 1, 2007. We do not expect the adoption of SAB No. 108 will have a significant impact on our consolidated financial statements.

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

	2006 Quarter Ended			2005 Quarter Ended				2004 Quarter Ended Dec. 31
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$57,393	$54,553	$51,455	$49,873	$45,682	$42,742	$39,512	$37,002
Interest expense	29,305	27,097	23,436	21,177	18,202	16,158	13,665	12,341

Net interest income	28,088	27,456	28,019	28,696	27,480	26,584	25,847	24,661
Provision for loan losses	2,100	2,100	900	2,772	—	917	1,834	1,833
Noninterest income	3,666	3,452	3,908	4,386	4,473	3,954	8,128	5,923
Other derivative income (expense)	59	(105)	582	(1,561)	(2,351)	2,062	(1,353)	238
Gain (loss) on sale of investment securities, net	—	—	—	—	—	—	127	(201)
Noninterest expense	18,167	18,599	17,786	17,594	17,797	17,524	16,740	18,164

Income before income taxes	11,546	10,104	13,823	11,155	11,805	14,159	14,175	10,624
Income taxes	(7,347)	3,799	4,965	4,137	4,408	5,342	5,636	3,462

Net income	$18,893	$6,305	$8,858	$7,018	$7,397	$8,817	$8,539	$7,162

Earnings per share:
Basic	$1.72	$0.58	$0.81	$0.65	$0.73	$0.92	$0.88	$0.75
Diluted	1.70	0.57	0.80	0.63	0.71	0.90	0.87	0.73

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

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Accounting Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

Exhibit Number	Description of Exhibits
4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits
4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

10.45	Separation and Settlement Agreement and General Release by and between Daniel C. Stevens, Taylor Capital Group, Inc., and Cole Taylor Bank, dated October 5, 2006 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed as of October 5, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: November 3, 2006

/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Accounting Officer
(Principal Accounting Officer)