Form 10-K
period 2006-12-31
TAYLOR CAPITAL GROUP INC
filed 2007-03-15
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9550 West Higgins Road

Rosemont, Illinois 60018

(Address, including zip code, of principal executive offices)

(847) 653-7978

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share 9.75% Trust Preferred Securities Issued by TAYC Capital Trust I and the Guarantee With Respect Thereto	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange Which Registered)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $243,183,525.

At March 2, 2007, there were 11,125,582 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

Our Business

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family and has served the Chicago metropolitan area for over 75 years. Taylor Capital Group, Inc. was formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago metropolitan area. At December 31, 2006, we had assets of approximately $3.4 billion, deposits of approximately $2.6 billion, and stockholders’ equity of $271.2 million.

Our primary business is commercial banking and, as of December 31, 2006, over 90% of our loan portfolio was comprised of commercial loans. Our targeted commercial lending customers are closely-held, Chicago-area businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit.

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

In addition to our lending activities, we offer deposit, treasury management and corporate trust services to our commercial customers. Our treasury cash management services, which include internet balance reporting, remote deposit capture, automated clearing house products, imaged lock-box processing, controlled disbursement, and account reconciliation, help our commercial banking customers meet their treasury cash management needs.

We also cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings currently include personal customized credit and wealth management services. We use third-party providers to augment our offerings to include investment management and brokerage services.

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

Our Strategy

Our strategy to build stockholder value is based on a focused plan to be Chicago’s banking specialists for closely-held businesses. Providing commercial banking services to this market niche has been an integral part of Cole Taylor Bank’s strategy since it was founded in 1929. We plan to continue our success by further leveraging the following competitive strengths:

•	Relationship-oriented customer experience. Our customers are the center of what we do so we partner with our customers to understand the dynamics of the businesses that we serve. Speed and responsiveness are critical elements of the customer experience and we do our utmost to be available anytime and any place to meet their needs. We believe closely-held business owners value a long-term relationship with a quality banker who provides innovative advice and creative ideas and understands the challenges and opportunities they face. For this reason, we believe our relationship managers are the number one “product” we bring to the market and that our customers value their access to our top management.

•

Focus on our targeted customers. We focus our time and resources on closely-held businesses and the owners and managers of these businesses. We identify and pursue customer niches as a natural extension of our focused strategy. We also seek to leverage our commercial relationships by cross-selling products and services to address the personal financial needs of these business owners and managers. Expanding on the relationships we have built with these key decision-makers by helping them meet their personal financial goals through products such as personal customized credit, financial planning and wealth management services, in addition to our array of deposit products, is an opportunity for us.

•

Optimal position in our market. We believe we are well positioned to meet the needs of our target market. We are large enough to handle more complex credit facilities and treasury cash management services, yet small enough to provide more personalized customer service. We also believe it is important to our customers to have access to senior management who understand what it means to run an owner-operated business. This relationship banking approach, coupled with our ability to offer customized products and financial solutions, is what we believe sets us apart from our competition.

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

Employees

Together with the Bank, we had approximately 421 full-time equivalent employees as of December 31, 2006. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for our operations and those of our subsidiaries and is intended primarily for the protection of the FDIC insurance fund and depositors of the Bank, rather than stockholders.

The following is a summary of the material elements of the regulatory framework that applies to us and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law and regulations. Any change in statutes, regulations or regulatory policies may have a material effect on our business and the business of our subsidiaries.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, we have not elected to operate as a financial holding company, although we believe we would qualify to do so.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2006, we had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act, including the Sarbanes-Oxley Act of 2002, as amended, and SEC regulations passed pursuant thereto.

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC based upon a risk classification system established by the agency comprised of four categories that are distinguished by capital ratios and supervisory ratings. Each bank’s risk-based assessment category will be determined, and assessments will be collected, on a quarterly basis.

During the year ended December 31, 2006, DIF assessments ranged from 0% of deposits to 0.27% of deposits. The Bank qualified for the 0% rate deposit insurance in 2006. In 2007, the assessment rate for deposits will range from 5 basis points to 43 basis points for every $100 of qualified deposits. The FDIC has preliminarily indicated that the Bank’s annual assessment rate for 2007 will be approximately 5 to 7 basis points per $100 of deposits. The FDIC has allowed eligible insured institutions to share in an one-time assessment credit for institutions in existence at December 31, 1996 and paid deposit insurance assessments prior to that date. The Bank estimates that its one-time assessment credit will offset deposit assessments in 2007 and reduce the 2008 assessment.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, members of both SAIF and the Bank Insurance Fund (“BIF”) (both now merged into the DIF, as discussed below) became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate for DIF members was approximately 0.01% of deposits. During the year ended December 31, 2006, the FICO assessment rate for DIF members was approximately 0.01% of deposits. The Bank’s FICO assessment expense for 2006 was $320,000. Management believes this expense will be comparable in 2007.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2006, the Bank paid supervisory assessments to the DFPR totaling $353,000.

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

As of December 31, 2006: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. As of December 31, 2006, approximately $84.6 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

USA Patriot Act. In response to the terrorist events of September 11, 2001, Congress passed the Uniting and Strengthening of America by Providing Tools to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act imposed new obligations upon the bank with respect to anti-money laundering policies and procedures, information sharing with regulatory agencies and law enforcement, and other related obligations. The Bank has established policies and procedures designed to comply with the Patriot Act.

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

Among other things, FDIRA: (i) permitted the FDIC to merge the BIF and SAIF into a single deposit insurance fund, the DIF, which occurred on March 31, 2006 (ii) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000; (iii) permits an indexing to inflation calculation with respect to deposit insurance coverage on individual accounts beginning in 2010; (iv) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation (see below); (v) permits the FDIC to revise the risk-based assessment system by regulation; and (vi) provides a one-time credit against future assessments based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution) (see the discussion above with respect to the Bank’s proposed assessment credit).

Pursuant to FDIRA, the FDIC set the designated reserve ratio for the DIF at 1.25% effective January 1, 2007. The FDIC’s new risk-based assessment system authorized by the FDIRA was officially published on November 30, 2006.

Available Information

Our website is www.taylorcapitalgroup.com. We make available on this website under the caption “Stock Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

As of December 31, 2006, our internal financial models indicated an exposure to our net interest income from either declining or flat rates. If market interest rates were to remain flat and we experienced no change in the volume and mix of our earning assets or funding liabilities, we expect that our earning asset yields would likely remain flat and our liability rates would likely increase, resulting in a reduced net interest spread. Our net interest income would also likely decline if rates were to fall. We estimate that, as of December 31, 2006, our net interest income at risk for year one in a falling rate scenario of 200 basis points would be approximately $2.4 million, or 2.23%, lower than our net interest income in a rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as indicative of actual results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank, or FHLB, advances. At December 31, 2006, we had uncollateralized funding of $65.1 million of brokered money market deposits, $551.8 million of brokered time deposits and $105.1 million of out-of-local-market time deposits. Adverse operating results or changes in industry conditions could lead to an inability to obtain the necessary funding at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

We may be unable to respond cost effectively to deposit volatility created by significant deposit customers.

As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. We have customers that maintain significant deposit balances, the immediate withdrawal of which would be material to our daily liquidity management. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. We use primarily FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet immediate liquidity needs. In addition, the Bank is able to borrow from the Federal Reserve Bank through the Borrower-in-Custody (“BIC”) program. At December 31, 2006, the Bank maintained pre-approved overnight federal funds borrowing lines at various correspondent banks totaling $200 million, repurchase agreement availability with major brokers and banks totaling $750 million and collateral under the BIC program for borrowings totaling $315 million. While we believe these alternative funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively.

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

In addition, over 50% of our loan portfolio is secured by real estate and therefore could be negatively impacted by a decline in residential real estate sales volumes. In particular, a decline in residential home sales increases the potential for illiquidity in the real estate market, which could result in an increase in nonperforming loans and a decrease in collateral values.

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

Our business is subject to lending concentration risks.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are typically larger in amount than loans to individual consumers. Individually larger commercial loans also can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single material loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of any one or a few of these loans may cause a significant increase in uncollectible or nonaccrual loans that could have an adverse impact on our results of operations and financial condition.

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

Furthermore, as of December 31, 2006, 69% of our loan portfolio consists of loans that are to some degree secured by real estate located primarily within the Chicago metropolitan area. In the event that real estate values in the Chicago area decline, the value of this collateral may be impaired.

Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

We operate in a highly competitive industry and experience intense competition from financial institutions and other financial service providers in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. Many of our competitors are well-established, larger financial institutions. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow and remain profitable. Significant discounting of interest rates offered on loans negatively impacts interest income and can therefore adversely impact net interest income. More liberal credit structures can expose a financial institution to higher losses from lending activities. An inability to recruit and retain skilled commercial loan officers poses a significant barrier to retaining and growing our customer base.

While we believe we can and do successfully compete with other financial institutions in our market, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance this strategy will be successful.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transactions. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. The process of eliminating banks as intermediaries could result in the loss of customer deposits and fee income. The loss of these potentially lower cost deposits as a source of funds could have an adverse impact on our results of operations and financial condition.

Our business strategy is dependent on our ability to attract, develop and retain highly skilled and experienced personnel.

Our success depends, in large part, on our ability to attract and retain skilled people. The unexpected loss of one or more of our key personnel could have an adverse impact on our business because of the loss of their skills, knowledge of our business and years of experience. In addition, we may face difficulty in promptly finding qualified replacement personnel and our existing personnel could be overburdened during that period, which could limit their effectiveness. Furthermore, turnover in key management positions can generate uncertainty and adversely affect relationships with employees, customers or regulatory authorities. Competition for experienced personnel is intense, and we currently do not have employment or non-competition agreements with most of our key personnel. Therefore, we cannot assure you that we will be able to successfully attract and retain such personnel or prevent them from competing with us should we lose their services.

Additionally, our competitive strategy is to provide each of our commercial customers with a highly skilled relationship manager that will serve as the customer’s key point of contact with us and that can deliver greater value to our customers than our competitors. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. In addition, the loss of highly skilled relationship managers, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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

Our business is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, consolidation within our customer base and within our industry and inflation. For example, significant decline in general economic conditions, such as recession, increased unemployment and other factors beyond our control, would significantly impact our business. Deterioration in economic conditions may result in a decrease in demand for commercial credit and a decline in real estate and other asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions, and we therefore expect that our servicing costs and credit losses would increase during such periods. Alternatively, increases in the level of interest rates could negatively impact the real estate market resulting in reduced real estate development activity and reduced debt service coverage.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease approximately 112,000 square feet for our Corporate Center under an operating lease that commenced on September 10, 2003 and expires on August 31, 2014. We have the option to renew the lease for up to two additional five year terms, which would extend the lease to August 31, 2024. In 2006, we opened an approximately 4,000 square foot banking center on the first floor of the building where our Corporate Center is located for a customer banking center.

In January 2007, we announced that we had entered into an operating lease for approximately 36,000 square feet of general office space at 225 West Washington in Chicago, Illinois. The term of the lease is 15 years with two five year renewal options. We plan to move our administrative offices, which are currently located at another leased facility at 111 West Washington, to the new space when our existing lease expires in December 2007. We plan on maintaining the banking center located on the first floor of our 111 West Washington facility.

We currently have eleven banking center locations in the Chicago metropolitan area. We continually evaluate our banking center locations, considering the physical location, size of operations and lease terms. On January 31, 2007, we closed our banking center located in Itasca, Illinois. The operating lease on the Itasca facility was scheduled to expire in August 2007. We completed the sale of our Broadview banking center on January 27, 2005. In addition to selling the physical land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the banking center. We recorded a $1.6 million gain on the sale of this banking center during the first quarter of 2005.

Of our current eleven banking center locations, we own five of the buildings from which the banking centers are operated, including our Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee locations. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling (term to February 2015), Burbank (term to June 2014), Woodlawn (term to May 2007), West Washington (term to December 2007), Orland Park (term to March 2008), and Rosemont (term to August 2014) banking facilities.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	111 West Washington, Chicago, Illinois	40,662
West Washington (1)	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	20,318
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Yorktown	One Yorktown Center, Lombard, Illinois	12,400
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Ashland	1542 W. 47th Street, Chicago, Illinois	6,000
Orland Park	15014 LaGrange Road, Orland Park, Illinois	2,790
Itasca (2)	1250 North Arlington Heights Road, Itasca, Illinois	2,470
Woodlawn	824 E. 63rd Street, Chicago, Illinois	2,100

(1)	Operating lease entered into in January 2007, lease is set to commence in November 2007.
(2)	Banking center closed on January 31, 2007, but lease expires in August 2007.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TAYC”. In July 2006, the NASDAQ National Market was renamed the NASDAQ Global Market. In conjunction with this change, NASDAQ created the new NASDAQ Global Select Market. As a result, our common stock is now quoted on the NASDAQ Global Select Market. We will use the term “NASDAQ” to describe the NASDAQ National Market and the NASDAQ Global Select Market. The high and low sales price per share our common stock for the periods indicated is set forth below:

	High	Low
2006
Quarter Ended March 31	$43.18	$36.88
Quarter Ended June 30	42.99	37.63
Quarter Ended September 30	42.07	28.61
Quarter Ended December 31	38.00	29.22

2005
Quarter Ended March 31	$34.15	$30.02
Quarter Ended June 30	39.50	30.89
Quarter Ended September 30	39.75	36.00
Quarter Ended December 31	41.99	37.10

As of March 2, 2007, the closing price per share of our common stock as reported on the NASDAQ was $34.91.

As of March 2, 2007, there were 70 stockholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2006 and 2005, the dividends declared on our common stock:

	2006 Dividends Per Share of Common Stock	2005 Dividends Per Share of Common Stock
First quarter	$0.06	$0.06
Second quarter	0.06	0.06
Third quarter	0.06	0.06
Fourth quarter	0.10	0.06

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

We did not repurchase any shares of our common stock during the fourth quarter of 2006. We currently do not have any Board of Director authorized share repurchase programs.

In 2006, we did not make any unregistered sales of equity securities.

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from October 16, 2002 through December 31, 2006, with the composite index for all U.S. companies included in the NASDAQ Stock Market and the SNL NASDAQ Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, VA.

Since October 16, 2002, our common stock has been traded principally on the NASDAQ under the symbol “TAYC.”

	Period Ending
Index	10/16/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Taylor Capital Group, Inc.	100.00	110.11	153.34	202.36	245.63	224.34
NASDAQ Composite	100.00	108.27	163.22	178.16	182.04	200.96
SNL NASDAQ Bank Index	100.00	100.94	130.29	149.32	144.77	162.53

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 6: Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2006, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period. All share and per share information in 2002 has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Income Statement Data:
Net interest income	$111,192	$108,607	$94,523	$95,730	$101,335
Provision for loan losses	6,000	5,523	10,083	9,233	9,900

Net interest income after provision for loan losses	105,192	103,084	84,440	86,497	91,435
Noninterest income:
Service charges	7,738	9,022	10,854	12,336	12,206
Trust and investment management fees	4,155	4,545	5,331	4,852	5,267
Gain on sale of investment securities, net	—	127	144	—	2,076
Sale of branch and land trusts	—	3,572	—	—	—
Other derivative income (expense)	494	(3,203)	2,193	—	—
Other noninterest income	3,878	3,802	2,997	2,853	2,430

Total noninterest income	16,265	17,865	21,519	20,041	21,979
Noninterest expense:
Salaries and employee benefits	40,652	40,255	38,951	41,066	43,780
Legal fees, net	2,166	1,891	1,808	943	4,098
Lease abandonment and termination charges	—	—	984	3,534	—
Litigation settlement charge	—	—	—	—	61,900
Other noninterest expense	30,441	27,509	29,930	33,680	33,376

Total noninterest expense	73,259	69,655	71,673	79,223	143,154

Income (loss) before income taxes	48,198	51,294	34,286	27,315	(29,740)
Income taxes	2,035	19,523	11,313	8,568	11,675

Net income (loss)	46,163	31,771	22,973	18,747	(41,415)
Preferred dividend requirements	—	—	(1,875)	(3,443)	(3,442)

Net income (loss) applicable to common stockholders	$46,163	$31,771	$21,098	$15,304	$(44,857)

Common Share Data: (1)
Basic earnings (loss) per share	$4.22	$3.16	$2.21	$1.62	$(6.12)
Diluted earnings (loss) per share	4.15	3.09	2.19	1.61	(6.12)
Cash dividends per share	0.28	0.24	0.24	0.24	0.24
Book value per share	24.36	19.99	16.12	14.57	13.87
Dividend payout ratio	6.75%	7.77%	10.96%	14.91%	(3.92)%
Weighted average shares – basic earnings per share	10,940,162	10,045,358	9,539,242	9,449,336	7,323,979
Weighted average shares – diluted earnings per share	11,118,818	10,286,647	9,644,515	9,528,785	7,323,979
Shares outstanding – end of year	11,131,059	10,973,829	9,653,549	9,486,724	9,410,660

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$3,379,667	$3,280,672	$2,889,048	$2,603,656	$2,535,461
Investment securities	669,085	656,753	533,619	488,302	501,606
Total loans	2,500,685	2,384,931	2,211,606	1,962,008	1,879,474
Allowance for loan losses	37,516	37,481	37,484	34,356	34,073
Goodwill	23,237	23,237	23,354	23,354	23,354
Total deposits	2,639,927	2,543,644	2,284,697	2,013,084	1,963,749
Other borrowings	262,319	298,426	229,547	219,108	215,360
Notes payable and FHLB advances	80,000	75,000	85,500	110,500	110,500
Junior subordinated debentures	86,607	87,638	87,638	45,000	45,000
Preferred stock	—	—	—	38,250	38,250
Common stockholders’ equity	271,192	219,318	155,573	138,235	130,487
Total stockholders’ equity	271,192	219,318	155,573	176,485	168,737
Earnings Performance Data:
Return on average assets	1.40%	1.05%	0.84%	0.73%	(1.70)%
Return on average stockholders’ equity	19.55	17.41	14.00	10.86	(26.29)
Net interest margin (non tax-equivalent) (2)	3.49	3.75	3.60	3.91	4.37
Noninterest income to revenues	6.86	9.13	13.54	12.85	13.08
Efficiency ratio (3)	57.48	55.13	61.84	68.43	118.08
Loans to deposits	94.72	93.76	96.80	97.46	95.71
Average interest earning assets to average interest bearing liabilities	122.42	123.83	125.99	124.71	124.48
Ratio of earnings to fixed charges: (4)
Including interest on deposits	1.43x	1.72x	1.65x	1.47x	0.32x
Excluding interest on deposits	2.92x	3.61x	2.85x	2.17x	(1.18	)x
Asset Quality Ratios:
Allowance for loan losses to total loans	1.50%	1.57%	1.69%	1.75%	1.81%
Allowance for loan losses to nonperforming loans (5)	113.15	278.69	265.98	150.79	186.62
Net loan charge-offs to average total loans	0.25	0.24	0.34	0.47	0.39
Nonperforming assets to total loans plus repossessed property (6)	1.34	0.61	0.64	1.17	1.00
Capital Ratios:
Total stockholders’ equity to assets – end of year	8.02%	6.69%	5.38%	6.78%	6.66%
Average stockholders’ equity to average assets	7.18	6.05	5.99	6.73	6.45
Leverage ratio	10.17	8.90	6.49	7.64	7.21
Tier 1 risk-based capital ratio	12.10	10.44	7.29	8.73	8.82
Total risk-based capital ratio	13.35	12.02	10.27	10.44	10.61

COLE TAYLOR BANK:
Net income	$40,247	$40,089	$28,314	$24,042	$25,387
Return on average assets	1.22%	1.33%	1.04%	0.94%	1.04%
Stockholder’s equity to assets – end of year	9.38	8.58	8.82	9.16	8.72
Leverage ratio	9.04	8.46	8.29	8.31	7.52
Tier 1 risk-based capital ratio	10.76	9.91	9.30	9.50	9.22
Total risk-based capital ratio	12.01	11.16	10.55	10.75	10.47

(1)	All share and per share information in 2002 has been adjusted for a three-for-two split of our common stock that was effected as a dividend to stockholders of record as of October 2, 2002.
(2)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(3)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(5)	Nonperforming loans consists of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(6)	Nonperforming assets consists of nonperforming loans, other real estate, and other repossessed assets.

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

The following discussion and analysis presents our consolidated financial condition at December 31, 2006 and 2005 and the results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read together with the “Selected Consolidated Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We reported net income for the year ended December 31, 2006 of $46.2 million, or $4.15 per diluted common share, compared with $31.8 million, or $3.09 per diluted common share, for the year ended December 31, 2005. The increased net income was primarily a result of the reversal of accrued income tax liabilities totaling $15.5 million, or $1.39 per diluted common share, relating to tax uncertainties in prior years. These tax benefits were recognized in the second half of 2006 because of the expiration of the statute of limitations on our 2002 income tax return and the completion of certain taxing authority examinations. Pre-tax income decreased $3.1 million, or 6.0%, during 2006 to $48.2 million compared to $51.3 million during 2005. The decrease in pre-tax income was largely due to an increase in noninterest expense of $3.6 million, or 5.2%, and decrease in noninterest income of $1.6 million, or 9.0%. These decreases in pre-tax income were partly offset by higher net interest income of $2.6 million, or 2.4%. Total assets increased by $99.0 million, or 3.0%, from year-end 2005 to $3.38 billion at December 31, 2006.

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

Capital Transactions

On August 17, 2005, we completed a public offering of 1,000,000 shares of our common stock at a public offering price of $36.30 per share. On September 2, 2005, we issued an additional 150,000 shares in connection with an over-allotment option granted to our underwriters. We received $38.95 million, after offering expenses, from this offering. The offering helped increase our tangible equity to assets ratio and has had the effect of increasing the daily trading volume of our common stock. We used $10.5 million of the proceeds to reduce notes payable and the remainder of the proceeds have been retained at the holding company to support our continued growth. In connection with our capital stock offering, the Taylor family reduced their stock holdings in the Company by selling 500,000 shares of common stock in the offering. We did not receive any proceeds from the sale of common stock by the Taylor family. As a result of the Taylor family’s sale of stock, the Taylor family’s ownership of the Company has declined below 50%.

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

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section of this annual report captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies.”

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

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually on July 1 for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We tested goodwill for impairment as of July 1, 2006 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable at the holding company level.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings.

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

Results of Operations as of and for the years ended December 31, 2006, 2005, and 2004

Net Interest Income

Net interest income is the difference between total interest income earned on interest-earning assets, including investment securities and loans, and total interest expense paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005. Net interest income was $111.2 million during the year ended December 31, 2006, as compared to $108.6 million during 2005, an increase of $2.6 million, or 2.4%. With an adjustment for tax-exempt income, our consolidated net interest income was $114.5 million, an increase of $4.3 million, or 3.9%, as compared to $110.2 million during 2005. These non-GAAP tax-equivalent measures are discussed more fully below. The net interest income increased as a result of higher average interest-earning assets, partly offset by a decline in our net interest margin.

The tax-equivalent net interest margin was 3.60% during 2006 compared to 3.80% during 2005, a decrease of 20 basis points. The margin in 2006 was negatively impacted by competitive pricing pressure for loans and deposits, as well as changes in our earning asset and funding mix in 2006 as compared to 2005.

The tax-equivalent net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities, declined 40 basis points during 2006 to 2.83% compared to 3.23% in 2005. While our yield on our interest-earning assets increased 86 basis points to 7.05% during 2006 from 6.19% during 2005, the cost of our interest-bearing liabilities increased to a greater extent. The cost of our interest-bearing liabilities increased 126 basis points to 4.22% during 2006 from 2.96% during 2005.

Average interest-earning assets increased $284.1 million, or 9.8%, to $3.18 billion for 2006 compared to $2.90 billion for 2005. Average loans increased $158.9 million, or 7.0%, to $2.43 billion during 2006 compared to $2.27 billion for 2005. Average commercial loans accounted for most of the increase, as these balances increased $208.0 million, or 10.4%, between the two periods. Our portfolio of home equity and consumer loans decreased by $51.5 million, or 25.3%. The yield earned on our loan portfolios benefited from the rising interest rate environment and the increase in the prime lending rate from June 2004 to June 2006. However, we experienced a decline in the interest rate spread above the prime lending rate on our prime-based loans due to competitive pressures within our marketplace. In addition, our investment portfolio was larger in 2006 and the yield on our investment securities is generally lower than the yield on our loans. Average investment balances increased $116.8 million, or 19.8%, to $707.9 million in 2006 compared to $591.1 million in 2005.

The growth in average earning assets during 2006 was funded primarily with interest-bearing deposits. Average interest-bearing deposits balances were $2.17 billion during 2006, a $246.0 million, or 12.8% increase from average interest-bearing deposit balances of $1.92 billion in 2005. During 2006, average money market balances increased $168.0 million, or 33.0%, and average brokered certificates of deposits (“CDs”) increased $128.7 million, or 27.8%. While these balances increased, the balances of our lower cost deposits, such as NOW accounts, savings accounts, and non-interest bearing deposits, all decreased. The shift in balances towards the higher rate deposit products contributed to the downward pressure on our net interest margin during 2006. See the section of this discussion and analysis captioned “Deposits” below for further discussion on changes in deposit balances during 2006.

We believe, based on our internal modeling using our balance sheet as of December 31, 2006, that our net interest margin would likely decline over the next year if our balance sheet remained static and there were no further increases in prevailing market interest rates, including the prime lending rate that we use for many of our loans. Our net interest margin would be subject to downward pressure as more of our interest-bearing liabilities would reprice to current rates, while the yield on our interest-earning assets largely reflects current rates. Additional factors, including those described above that negatively impacted the 2006 net interest margin, may put additional pressure on our net interest margin in 2007. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on the impact of changes in interest rates.

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

The tax-equivalent net interest margin was 3.80% during 2005 compared to 3.65% during 2004. Our net interest margin benefited from the increase in market interest rates that began at the end of the second quarter of 2004. The net interest margin incorporates the impact on noninterest-bearing funds. Because the average volume of earning assets was $558.0 million greater than the volume of interest bearing liabilities and the yield on earning assets increased during 2005, the net interest margin increased.

The tax-equivalent net interest spread was unchanged at 3.23% during both 2005 and 2004. The yield on our interest-earning assets increased 91 basis points to 6.19% during 2005 from 5.28% during 2004. The cost of our interest-bearing liabilities also increased 91 basis points to 2.96% during 2005 from 2.05% during 2004.

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

The $276.1 million increase in average earning assets from 2004 to 2005 was funded primarily with the $250.8 million increase in deposits. From 2004 to 2005, average brokered and out-of-local-market CDs increased $135.6 million, or 29.1%, average money market accounts increased $79.1 million, or 18.4%, and average local-customer CDs increased $36.7 million, or 6.4%. Deposits in noninterest bearing and lower-rate products, including NOW and savings accounts, declined.

Tax-Equivalent Measures. As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the Consolidated Statements of Income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net interest income as stated	$111,192	$108,607	$94,523
Tax equivalent adjustment-investments	2,991	1,429	1,085
Tax equivalent adjustment-loans	353	209	172

Tax equivalent net interest income	$114,536	$110,245	$95,780

Yield on earning assets without tax adjustment	6.94%	6.13%	5.24%
Yield on earning assets - tax equivalent	7.05%	6.19%	5.28%

Net interest margin without tax adjustment	3.49%	3.75%	3.60%
Net interest margin - tax equivalent	3.60%	3.80%	3.65%

Net interest spread - without tax adjustment	2.72%	3.18%	3.18%
Net interest spread - tax equivalent	2.83%	3.23%	3.23%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2006			2005			2004
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$574,823	$24,779	4.31%	$530,513	$21,173	3.99%	$517,110	$20,486	3.96%
Tax-exempt (tax equivalent) (2)	133,115	8,545	6.42	60,619	4,082	6.73	43,538	3,083	7.08

Total investment securities	707,938	33,324	4.71	591,132	25,255	4.27	560,648	23,569	4.20

Cash Equivalents	45,284	2,292	4.99	36,910	1,277	3.41	17,264	271	1.55

Loans (3):
Commercial and commercial real estate	2,214,508	171,977	7.66	2,006,511	135,314	6.65	1,723,210	96,724	5.52
Residential real estate mortgages	63,904	3,581	5.60	61,487	3,258	5.30	70,963	3,806	5.36
Home equity and consumer	152,178	11,631	7.64	203,683	12,466	6.12	251,550	12,402	4.93
Fees on loans		1,539			1,877			1,838

Net loans (tax equivalent) (2)	2,430,590	188,728	7.76	2,271,681	152,915	6.73	2,045,723	114,770	5.61

Total interest earning assets	3,183,812	224,344	7.05	2,899,723	179,447	6.19	2,623,635	138,610	5.28

NON-EARNING ASSETS:
Allowance for loan losses	(37,419)			(38,100)			(36,756)
Cash and due from banks	59,440			67,048			59,878
Accrued interest and other assets	85,482			86,218			90,266

TOTAL ASSETS	$3,291,315			$3,014,889			$2,737,023

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$772,127	$26,956	3.49	$627,489	$11,115	1.77	$564,920	$4,370	0.77
Savings deposits	66,500	188	0.28	78,853	230	0.29	89,678	279	0.31
Time deposits	1,330,524	60,122	4.52	1,216,846	40,665	3.34	1,044,023	26,593	2.55

Total interest-bearing deposits	2,169,151	87,266	4.02	1,923,188	52,010	2.70	1,698,621	31,242	1.84

Other borrowings	263,874	10,622	3.97	248,676	6,147	2.44	219,438	2,228	1.02
Notes payable and FHLB advances	80,548	4,105	5.03	82,192	3,905	4.69	95,582	4,336	4.46
Junior subordinated debentures	87,067	7,815	8.98	87,638	7,140	8.15	68,709	5,024	7.31

Total interest-bearing liabilities	2,600,640	109,808	4.22	2,341,694	69,202	2.96	2,082,350	42,830	2.05

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	401,258			438,784			447,345
Accrued interest and other liabilities	53,251			51,941			43,286

Total noninterest-bearing liabilities	454,509			490,725			490,631

STOCKHOLDERS’ EQUITY	236,166			182,470			164,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,291,315			$3,014,889			$2,737,023

Net interest income (tax equivalent)		$114,536			$110,245			$95,780

Net interest spread (4)			2.83%			3.23%			3.23%

Net interest margin (5)			3.60%			3.80%			3.65%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35%. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income.

	Year Ended December 31,
	2006 over 2005 INCREASE/(DECREASE)			2005 over 2004 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$1,840	$1,766	$3,606	$532	$155	$687
Tax-exempt	4,659	(196)	4,463	1,158	(159)	999
Cash equivalents	334	681	1,015	490	516	1,006
Loans	11,234	24,579	35,813	13,587	24,558	38,145

Total interest-earning assets			44,897			40,837

INTEREST PAID ON:
Interest-bearing demand deposits	3,037	12,804	15,841	530	6,215	6,745
Savings deposits	(34)	(8)	(42)	(32)	(17)	(49)
Time deposits	4,069	15,388	19,457	4,901	9,171	14,072
Other borrowings	397	4,078	4,475	342	3,577	3,919
Notes payable and FHLB advances	(78)	278	200	(636)	205	(431)
Junior subordinated debentures	(47)	722	675	1,493	623	2,116

Total interest-bearing liabilities			40,606			26,372

Net interest income	$10,194	$(5,903)	$4,291	$9,703	$4,762	$14,465

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the sections of this discussion and analysis captioned “Application of Critical Accounting Policies—Allowance for Loan Losses,” “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses.”

Our provision for loan losses was $6.0 million during 2006, an increase of $477,000, or 8.0%, compared to a provision for loan losses of $5.5 million during 2005. Net charge-offs totaled $6.0 million, or 0.25% of total loans, in 2006 compared to $5.5 million, or 0.24% of total loans, in 2005. The increase in net charge-offs in 2006 was a factor in the increase in the provision in 2006 as compared to 2005. See the sections of this discussion and analysis captioned “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses” for further discussion on the credit quality of our loan portfolio.

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

Noninterest Income

The following table presents, for the periods indicated, the composition of our noninterest income:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Service charges	$7,738	$9,022	$10,854
Trust services	2,269	3,069	4,079
Investment management fees	1,886	1,476	1,252
Loan syndication fees	1,317	2,673	1,350
Letter of credit fees	597	666	565
ATM fees	364	373	459
Losses from partnership interests	(74)	(917)	(227)
Other noninterest income	1,674	1,007	850

	15,771	17,369	19,182

Gain on sale of land trusts	—	2,000	—
Gain on sale of branch	—	1,572	—
Gain on sale of investment securities, net	—	127	144

		3,699	144

Other derivative income (expense)	494	(3,203)	2,193

Total noninterest income	$16,265	$17,865	$21,519

Our noninterest income was $16.3 million during 2006, a decrease of $1.6 million, or 9.0%, as compared to noninterest income of $17.9 million during 2005. A decrease in deposit service charges, trust service fees, and loan syndication fees in 2006, as well as the impact of the non-recurring gains on the sale of a branch and our land trust operations in 2005, caused the decline in noninterest income in 2006. These decreases were partly offset by a $3.7 million increase in other derivative income. Noninterest income decreased by $3.7 million, or 17.0%, during 2005 to $17.9 million compared to $21.5 million during 2004. A $5.4 million decrease in other derivative income, partly offset by non-recurring gains in 2005, caused the decrease in noninterest income between the two periods.

Our service charges are principally derived from deposit accounts. Service charges totaled $7.7 million, $9.0 million, and $10.9 million during 2006, 2005, and 2004, respectively. Service charge income is impacted by a number of factors, including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue over the last two years was primarily caused by a lower volume of deposit services rendered and an increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges.

Trust fees declined $800,000, or 26.1%, to $2.3 million in 2006 as compared to 2005 and declined $1.0 million, or 24.8%, in 2005 as compared to 2004. The decline in trust fees was a result of our discontinuation of certain trust services during 2005, including the sale of our land trust operations during the first quarter of 2005 and the discontinuation of tax-deferred exchange trust services during the fourth quarter of 2005. Trust fees in 2006 were primarily from our offering of corporate trust services. Corporate trust revenues totaled $2.2 million, $2.0 million, and $1.8 million in 2006, 2005 and 2004, respectively. Tax-deferred exchange fees totaled $787,000 in 2005 and $1.0 million in 2004. Land trust fees totaled $245,000 in 2005 and $1.1 million in 2004. In connection with the sale of our land trust operations in 2005, we recognized a gain of $2.0 million.

Investment management fee income increased $410,000, or 27.8%, to $1.9 million during 2006 as compared to 2005, and increased $224,000, or 17.9%, to $1.5 million during 2005, as compared to 2004. In January 2007, we entered into an agreement with Mesirow Financial, a Chicago-based asset management firm, pursuant to which Mesirow Financial will provide certain of our customers with sub-advisory investment management services. Concurrent with our entering into this arrangement, several of our former investment management employees terminated their employment and joined another financial services company in Chicago. We expect that our investment management fees in 2007 will be lower as a result of these events.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch.

Loan syndication fees totaled $1.3 million, $2.7 million, and $1.4 million during 2006, 2005, and 2004, respectively. These fees were earned through the syndication of certain commercial real estate development loans for our customers. While we have earned syndication fees in each of the last three years, that opportunity is dependent on the level of activity in the real estate development market as well as our decisions with respect to balance sheet and credit capacity.

ATM fees have declined since 2004 as the number of automatic teller machines we have deployed in our market has decreased.

We have investments in limited partnerships that specialize in providing low-income housing in the Chicago metropolitan area. We account for our limited partnership investments under the equity method of accounting and recognize our share of partnership losses in noninterest income and the related low-income housing tax credits as a reduction of income tax expense. At December 31, 2006, we had investments in a total of 14 partnerships with a total carrying value of $1.3 million.

Other derivative income in 2006 totaled $494,000 and related primarily to certain interest rate exchange agreements, or swaps, we had used to convert fixed rate brokered CDs to a variable rate. In May 2006, we terminated all of our interest rate swaps related to brokered CDs. Through the termination date, we had recognized $458,000 of other derivative income from these brokered CD swaps, which reflected the changes in the fair value of both the interest rate swaps and the related hedged brokered CDs, as well as the ineffective portion of the hedging relationship. In May 2006, we also removed the hedge designation on our $100.0 million notional amount 5.50% prime floor. Changes in the fair value of this interest rate floor, subsequent to the date on which we removed the hedge designation, totaled $36,000 and are also reflected in other derivative income.

In 2005 and 2004, we recognized $3.2 million of net derivative expense and $2.2 million of derivative income, respectively. Other derivative income in 2005 and 2004 included net cash settlements as well as changes in the fair value of the interest rate swaps that did not qualify for hedge accounting. Net cash settlements received were $684,000 in 2005, as compared to $2.2 million in 2004. The increase in market interest rates that began in mid-2004 caused the decrease in the net cash settlements received as the rates paid on the variable leg of the swaps increased. During 2005, we had a loss in fair value from these swaps of $3.9 million compared to a gain in 2004 of $27,000. The increase in the forward yield curve during 2005 caused the decrease in the fair value of the CD swaps. For additional information see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Note 18 to our consolidated financial statements in this Annual Report on Form 10-K.

Other noninterest income, which principally includes safe deposit rental fees and gains or losses from deferred compensation plan investments and unconsolidated subsidiaries, totaled $1.7 million, $1.0 million, and $850,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in other noninterest income during 2006 was primarily due to a $396,000 increase in the market values of assets in our employees’ deferred compensation plan and $138,000 of recoveries of losses on indemnification agreements on residential loans sold in a prior period. Included in other noninterest income in 2005 and 2004, were losses of $46,000 and $83,000, respectively, related to these indemnification agreements.

Noninterest Expense

The following table presents for the periods indicated the composition of our noninterest expense:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$32,738	$30,825	$31,813
Incentives, commissions, and retirement benefits	7,914	9,430	7,138

Total salaries and employee benefits	40,652	40,255	38,951
Occupancy of premises	7,842	7,035	7,465
Furniture and equipment	3,627	3,928	3,892
Lease termination charge	—	—	984
Computer processing	1,758	1,805	1,874
Corporate insurance	1,211	1,373	2,334
Holding company legal fees, net	705	717	624
Bank legal fees, net	1,461	1,174	1,184
Advertising and public relations	1,525	574	1,489
Consulting	1,018	768	527
Other real estate and repossessed asset expense	542	225	472
Other noninterest expense	12,918	11,801	11,877

Total noninterest expense	$73,259	$69,655	$71,673

Efficiency Ratio (1)	57.48%	55.13%	61.84%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.

Our noninterest expense was $73.3 million in 2006 compared to $69.7 million in 2005, an increase of $3.6 million, or 5.2%. An increase in advertising and public relations, occupancy of premises, and higher auditing, consulting, recruiting, and other professional service fees combined to produce the increase in noninterest expense. Our noninterest expense in 2005 was $69.7 million compared to $71.7 million in 2004, a decrease of $2.0 million, or 2.8%. Lower advertising, corporate insurance, and a charge in 2004 of $984,000 for the termination of a lease of our former administrative offices in Wheeling, Illinois, contributed to the decrease in expenses in 2005.

Salaries and employee benefits represent the largest category of our noninterest expense. Total salaries and benefits during 2006 were $40.7 compared to $40.3 million during 2005 and $39.0 million during 2004. During 2006, total salaries and benefits increased $397,000, or 1.0% as compared to 2005, as an increase in salaries, taxes, and insurance was partly offset by a decline in incentive compensation. Total salaries and benefits in 2005 increased $1.3 million, or 3.3%, as compared to 2004, as an increase in incentive compensation was partly offset by lower base salaries.

Salaries, employment taxes and medical insurance increased $1.9 million, or 6.2%, to $32.7 million in 2006, as compared to $30.8 million in 2005. The increase in base salaries during 2006 was primarily caused by our increased investment in our relationship and sales managers. The reduction in base salaries from the decrease in the number of trust employees, was largely offset by higher medical insurance expense. Salaries, employment taxes and medical insurance decreased $987,000, or 3.1%, to $30.8 million in 2005, as compared to $31.8 million in 2004, primarily as a result of lower severance expense and fewer employees in 2005. Severance expense was $326,000 in 2006, $530,000 in 2005 and $1.1 million in 2004. The number of full-time equivalent employees was 427 at the end of 2005 compared to 431 at the end of 2004.

Total incentives, commissions, and retirement benefits decreased $1.5 million, or 16.1%, to $7.9 million in 2006 compared to $9.4 million in 2005. We reduced our accruals for cash-based incentives for 2006 because certain performance targets were not achieved. This decrease was partly offset by a $1.0 million increase in cost of equity-based compensation, primarily due to the adoption of new accounting requirements in 2006 that require the recognition of expense related to stock options granted to employees and directors. Compensation costs in 2006 included $907,000 of costs related to stock options.

Beginning in 2006, salaries and employee benefits expense was impacted by the adoption of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”), which revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminated the intrinsic value method that we previously used to account for the granting of employee stock options. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Stock-based compensation expense, adjusted for estimated forfeitures, is recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards as calculated using a Black-Scholes pricing model. See the section of this discussion and analysis captioned “New Accounting Pronouncements” for additional details.

Total incentives, commissions, and retirement benefits in 2005 increased $2.3 million, or 24.3%, to $9.4 million in 2005 as compared to $7.1 million in 2004, primarily because certain performance targets were achieved.

Our occupancy of premises expense was $7.8 million during 2006 as compared to $7.0 million during 2005 and $7.5 million during 2004. Occupancy of premises expense increased $807,000, or 11.5%, during 2006 as compared to 2005, primarily due to higher building related expense including depreciation, real estate taxes, and maintenance. The decrease of $430,000, or 5.8%, during 2005 as compared to 2004 was due to reduced premises maintenance and janitorial services. In January 2007, we signed a lease to move our office in downtown Chicago from one leased facility to another leased facility when the current lease expires in December 2007. The impact of this relocation on our occupancy expenses is not expected to be material.

Furniture and equipment expense was $3.6 million during 2006, compared to $3.9 million during each of 2005 and 2004. Lower depreciation and maintenance produced the decrease in expense between 2006 and 2005.

In 2004, we recorded a charge of $984,000 for a lease termination liability relating to the abandonment of our administrative offices on the second and third floors of our Wheeling facility. The property owner agreed to terminate the lease in exchange for a cash payment and the transfer of a small parcel of land we owned next to the site.

Our computer processing expense is comprised of payments to third party processors, primarily for our key data processing applications including loans, deposits, general ledger, payroll, internet banking and ATM operations. Our computer processing expense was $1.8 million during 2006 and 2005, compared to $1.9 million during 2004.

Corporate insurance totaled $1.2 million, $1.4 million, and $2.3 million during the years ended December 31, 2006, 2005, and 2004, respectively. A reduction in the amount of our directors’ and officers’ insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense since 2004.

Holding company legal fees were $705,000 in 2006 as compared to $717,000 in 2005 and $624,000 in 2004. Holding company legal fees consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company.

Bank legal fees were $1.5 million in 2006 compared to $1.2 million in both 2005 and 2004. Bank legal fees relate to collection activities, loan documentation, contract and compliance matters and are reported net of reimbursements received from customers. The increase in legal expense in 2006 was a result of lower reimbursements, primarily from those customers handled by our collection department. Gross legal fees declined modestly from 2004 to 2006.

Our advertising expenses were $1.5 million in 2006, compared to $574,000 in 2005 and $1.5 million in 2004. Advertising expense in 2006 reflected the introduction of our “Specialist” brand marketing campaign. Our advertising expense was lower in 2005 as compared to 2004 as we discontinued television advertising and reduced print advertising.

Consulting expense was $1.0 million, $768,000, and $527,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in expense during 2006 as compared to 2005 primarily resulted from higher human resource department related services. The higher expense during 2005 as compared to 2004 was related to branding and cash management product consulting.

Other real estate and repossessed asset expense was $542,000 in 2006, compared to expense of $225,000 and $472,000 for 2005 and 2004, respectively. This net expense is influenced to a large degree by the number and complexity of properties being maintained pending their sale.

Other noninterest expense principally includes certain professional fees, FDIC insurance, outside services, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $12.9 million in 2006 compared to $11.8 million and $11.9 million in 2005 and 2004, respectively. The increase in other noninterest expense in 2006 was primarily due to an increase in accounting and auditing services, other professional services, and recruiting and training costs. In addition, other noninterest expense in 2005 included a recovery of $700,000 to adjust our reserves for interest receivable related to our portfolio of indirect manufactured homes. There were no such recoveries or charges in 2006 or 2004.

Our efficiency ratio was 57.48% for 2006, compared to 55.13% for 2005 and 61.84% for 2004. The increase in the ratio in 2006 was caused by the increase in operational expenses during the year.

Income Taxes

Income tax expense was $2.0 million in 2006, resulting in an effective tax rate of 4.2%. Income tax expense in 2005 was $19.5 million, resulting in an effective tax rate of 38.1%. In 2006, income tax expense of $18.0 million was reduced by the recognition of a $15.5 million of tax benefits relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required in 2006 primarily as a result of the expiration of the statute of limitations with respect to the Company’s 2002 federal income tax return and based upon the results of examinations by taxing authorities with respect to other tax years. In addition, tax expense in 2006 was reduced by refunds of prior years’ state income taxes totaling $443,000.

Income tax expense was $19.5 million in 2005 compared to $11.3 million in 2004. The higher level of pre-tax income for 2005 caused the increase in income tax expense as compared to 2004. The effective income tax rate was 38.1% for 2005 as compared to 33.0% for 2004. Income tax expense and the effective income tax rate for 2004 were impacted by the net recognition of $1.1 million of income tax benefits relating to expenses deducted on prior years’ tax returns for which the statute of limitations expired in 2004.

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

Financial Condition

Our total assets increased $99.0 million, or 3.0%, during 2006 to $3.38 billion at December 31, 2006 compared to $3.28 billion at year-end 2005. An increase in loans of $115.7 million, or 4.9%, during 2006 primarily produced the increase. Total deposits increased $96.3 million, or 3.8%, to $2.64 billion at December 31, 2006 as compared to total deposits of $2.54 billion at December 31, 2005. Total stockholders’ equity increased $51.9 million during 2006 to $271.2 million at December 31, 2006 compared to $219.3 million at December 31, 2005. Net income retained for operations, additional capital provided by our stock based compensation plans, and a decrease in the unrealized loss on available for sale investment securities combined to produce the increase in total stockholders’ equity.

Average interest-earning assets increased to $3.18 billion during 2006, an increase of $284.1 million, or 9.8%, compared to average interest-earning assets of $2.90 billion in 2005. Higher average total loans of $158.9 million and average investment securities of $116.8 million produced the increase in average interest-earning assets. The increase in average interest-earning assets was primarily funded with an increase in average deposit balances. During 2006, average interest-bearing deposits increased $246.0 million, or 12.8%, to $2.17 billion as compared to $1.92 billion during 2005. Average other borrowings increased $15.2 million during 2006 to $263.9 million at December 31, 2006 compared to $248.7 million at December 31, 2005.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of interest-bearing deposits with banks or other financial institutions, federal funds sold and securities purchased under agreements to resell with original maturities less than 30 days. All federal funds are sold overnight with daily settlement required. We use short-term investments in circumstances where a large depositor indicates the increase in deposit balance is likely to be short-term. Interest bearing cash equivalents during 2006 primarily consisted of federal funds sold and interest bearing deposits with the Federal Home Loan Bank (“FHLB”). Included in interest bearing cash equivalents at December 31, 2005, were $100.0 million of securities purchased on December 8, 2005 under agreements to resell on January 3, 2006, to accommodate a large, short-term deposit.

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

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2006:
U.S. government agency securities	$157,848	$155,591	$—	$—	$157,848	$155,591
Collateralized mortgage obligations	165,297	161,439	—	—	165,297	161,439
Mortgage-backed securities	207,275	203,798	—	—	207,275	203,798
State and municipal obligations	147,566	147,982	—	—	147,566	147,982
Other debt securities	—	—	275	275	275	275

Total	$677,986	$668,810	$275	$275	$678,261	$669,085

December 31, 2005:
U.S. government agency securities	$203,753	$200,357	$—	$—	$203,753	$200,357
Collateralized mortgage obligations	187,368	183,100	—	—	187,368	183,100
Mortgage-backed securities	166,592	161,898	—	—	166,592	161,898
State and municipal obligations	111,380	111,123	—	—	111,380	111,123
Other debt securities	—	—	275	275	275	275

Total	$669,093	$656,478	$275	$275	$669,368	$656,753

December 31, 2004:
U.S. government agency securities	$194,370	$193,693	$—	$—	$194,370	$193,693
Collateralized mortgage obligations	117,020	115,693	—	—	117,020	115,693
Mortgage-backed securities	181,515	180,351	—	—	181,515	180,351
State and municipal obligations	41,668	43,607	—	—	41,668	43,607
Other debt securities	—	—	275	275	275	275

Total	$534,573	$533,344	$275	$275	$534,848	$533,619

Investment securities do not include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $11.8 million, $12.9 million, and $12.5 million, at December 31, 2006, 2005, and 2004, respectively. These investments are stated at cost, which approximates fair value.

We consider our commercial loan portfolio to be our primary earning asset and use our investment portfolio primarily for liquidity and interest rate risk management. Our investment portfolio increased by $12.3 million, or 1.9%, to $669.1 million at December 31, 2006 compared to $656.8 million at year-end 2005. We increased our investment portfolio during the first quarter of 2006 for liquidity and interest rate risk management purposes. In 2006, we purchased $74.8 million of mortgage-related securities and $40.3 million of tax-exempt municipal securities. The mortgage-related securities were purchased at discounts to par and had an average life of approximately 7 years. The tax-exempt municipal securities had average lives to the par call date of 10.5 years. The weighted average life of the investment portfolio was approximately five years at both December 31, 2006 and 2005. In connection with our liquidity risk management, we regularly assess the size of our investment portfolio to meet our liquidity needs. See the sections of this discussion and analysis captioned “Liquidity” and “Quantitative and Qualitative Disclosure About Market Risks” for further discussion on liquidity and interest rate risk management.

The net unrealized loss on the available for sale portfolio was $9.2 million at the end of 2006 compared to an unrealized loss of $12.6 million at the end of 2005. The unrealized loss is due to changes in market interest rates and not credit deterioration. We manage our potential exposure to impairment within our investment securities portfolio by limiting the purchase of securities at a premium over par value and by subjecting all securities to interest rate shock testing prior to their acquisition. No security is purchased if the result of the interest rate shock testing indicates a negative yield could result under any of the rate shocks. In addition, we adjust premium amortization monthly based on current prepayment estimates and 12 month rolling actual prepayment rates for all mortgage related securities.

At December 31, 2006, we had 126 investment securities in an unrealized loss position. Of these securities, 55 securities have been in a loss position for twelve months or more. We believe that none of these unrealized losses represented other-than-temporary impairments of our investment portfolio. We have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

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

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2006
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government agency securities	$71,518	3.33%	$78,586	4.22%	$5,487	4.75%	$—	—%	$155,591	3.84%
Collateralized mortgage obligations (2)	20,120	3.64	56,995	4.29	84,324	5.05	—	—	161,439	4.61
Mortgage-backed securities (2)	35,059	4.63	92,586	4.66	53,497	4.90	22,656	5.03	203,798	4.76
States and political subdivisions (3)	1,937	5.14	7,340	6.45	16,504	7.57	122,201	6.25	147,982	6.39

Total available-for-sale	128,634	3.76	235,507	4.48	159,812	5.25	144,857	6.06	668,810	4.87
Held-to-maturity securities (4):
Other debt securities	250	7.50	25	6.50	—	—	—	—	275	7.41

Total held-to-maturity	250	7.50	25	6.50	—	—	—	—	275	7.41

Total securities	$128,884	3.77%	$235,532	4.48%	$159,812	5.25%	$144,857	6.06%	$669,085	4.87%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.
(4)	Based on amortized cost.

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

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. However, certain municipal issues, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions. We also have investments in Federal Reserve Bank stock and FHLB stock which are required to be maintained for various purposes. At December 31, 2006, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold.

Investment securities with an approximate book value of $366 million and $395 million at December 31, 2006 and 2005, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Commercial and industrial	$770,863	$665,023	$656,099	$589,987	$586,885
Commercial real estate secured	791,962	793,965	732,251	642,364	484,015
Real estate – construction	744,317	684,737	531,868	364,294	317,739
Residential real estate – mortgages	62,453	63,789	64,569	86,710	117,652
Home equity loans and lines of credit	116,516	161,058	207,164	253,006	336,727
Consumer	13,237	14,972	18,386	24,636	34,572
Other loans	1,396	1,497	1,460	1,330	2,412

Gross loans	2,500,744	2,385,041	2,211,797	1,962,327	1,880,002
Less: Unearned discount	(59)	(110)	(191)	(319)	(528)

Total loans	2,500,685	2,384,931	2,211,606	1,962,008	1,879,474
Less: Allowance for loan losses	(37,516)	(37,481)	(37,484)	(34,356)	(34,073)

Loans, net	$2,463,169	$2,347,450	$2,174,122	$1,927,652	$1,845,401

At December 31, 2006, our gross loan portfolio increased to $2.5 billion compared to gross loans at December 31, 2005 and 2004 of $2.4 billion and $2.2 billion, respectively. Our loan portfolio is comprised primarily of commercial loans, which constituted approximately 92% of total loans at December 31, 2006. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate—construction, totaled $2.31 billion at year-end, an increase of $163.4 million, or 7.6%, over commercial loans at December 31, 2005. Our total commercial loans were $2.14 billion at December 31, 2005, which was $223.5 million, or 11.6%, higher than total commercial loans of $1.92 billion at December 31, 2004. As anticipated, our portfolio of consumer-oriented loan products, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans continues to decline. Consumer-oriented loan products totaled $193.6 million at December 31, 2006 compared to $241.3 million and $291.6 million at December 31, 2005 and 2004, respectively. Consumer loans have continued to decline as we discontinued origination of indirect auto and manufactured homes, de-emphasized first mortgage products, and ceased acquiring home equity loans and lines from mortgage brokers.

Commercial and industrial (“C&I”) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than the business real estate. These loans totaled $770.9 million, $665.0 million, and $656.1 million, at December 31, 2006, 2005, and 2004, respectively, and have represented between 28% and 31% of our total loan portfolio over the last three years. C&I loans increased $105.8 million, or 15.9%, in 2006 compared to an increase of $8.9 million, or 1.4%, during 2005.

Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. These loans totaled $792.0 million, $794.0 million, and $732.3 million, at December 31, 2006, 2005, and 2004, respectively, and have represented between 32% and 33% of our total loan portfolio over the last three years. Commercial real estate secured loans decreased $2.0 million during 2006 compared to an increase of $61.7 million, or 8.4%, during 2005. At December 31, 2006 and 2005, the composition of our commercial real estate secured portfolio was approximately as follows:

	December 31, 2006		December 31, 2005
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	61%	19%	57%	18%
Owner occupied	23%	7%	25%	9%

Subtotal	84%	26%	82%	27%
Residential income property	16%	5%	18%	6%

Total commercial real estate secured	100%	31%	100%	33%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. These loans totaled $744.3 million, $684.7 million, and $531.9 million, at December 31, 2006, 2005 and 2004, respectively. These loans have increased over the last three years to represent 30% of our total loan portfolio at December 31, 2006, compared to 24% at December 31, 2004. Real estate-construction loans increased $59.6 million, or 8.7%, in 2006 compared to an increase of $152.9 million, or 29%, in 2005. At December 31, 2006 and 2005, the composition of our real estate-construction loan portfolio was approximately as follows:

	December 31, 2006		December 31, 2005
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties	69%	21%	71%	21%
Commercial property	15%	4%	11%	3%
Land and land development	16%	5%	18%	5%

Total real estate – construction	100%	30%	100%	29%

During 2006, the strongest loan growth in the commercial portfolio was in C&I loans which continues to be a key element in our lending strategy. A slowing real estate market is expected to continue to impact the growth in our commercial real estate and construction portfolios.

Our portfolio of residential real estate-mortgages continues to modestly decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2006, this portfolio totaled $62.5 million, compared to $63.8 million and $64.6 million at December 31, 2005 and 2004, respectively. Correspondingly, this portfolio has represented approximately 3% of our total loan portfolio over the past three years. While we do not actively seek to originate new home mortgage loans in the general Chicagoland market, we do offer these products to our current customers, particularly to our business-owner customers.

Our portfolio of home equity loans and lines of credit also continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2006, this portfolio totaled $116.5 million, compared to $161.1 million and $207.2 million at December 31, 2005 and 2004 respectively. Correspondingly, this portfolio as a percentage of total loans decreased to 5% at year-end 2006 from 9% at December 31, 2004. The percentage of our home equity loans and lines that exceed 80% of the appraised value of the underlying real estate, after giving effect to any outstanding first mortgage loans, was 15% at December 31, 2006 as compared to 24% at year-end 2004. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of appraised value. The percentage of our outstanding home equity loans and lines that were originally sourced through mortgage brokers was 20% at year-end 2006, down from 33% at December 31, 2004.

Consumer loans were $13.2 million, $15.0 million, and $18.4 million, at December 31, 2006, 2005, and 2004, respectively, and represented less than 1% of total loans at December 31, 2006. Of total consumer loans at December 31, 2006, 76% were indirect manufactured home loans, 4% were direct and indirect auto and boat loans, and the remaining 20% were other personal secured and unsecured loans. During 2003, we discontinued the origination of indirect auto and manufactured homes. As a result, we expect our indirect consumer loan portfolio to continue to decline as these loans repay.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2006(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$666,254	$641,342	$233,159	$19,369	$2,701	$1,562,825
Real estate – construction	489,145	18,901	226,000	10,271	—	744,317
Residential real estate – mortgages	19,396	9,738	31,112	1,167	1,040	62,453
Home equity loans and lines of credit	10,519	3,476	18,739	—	83,782	116,516
Consumer	3,054	5,003	—	4,697	483	13,237
Other loans	1,396	—	—	—	—	1,396

Total gross loans	$1,189,764	$678,460	$509,010	$35,504	$88,006	$2,500,744

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $8.0 million as of December 31, 2006.

Nonperforming Assets and Impaired Loans

Our lending officers and their managers are responsible for the ongoing review of present and projected future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, an objective loan review process independently risk rates loans to monitor and confirm the reasonableness of the lending officer’s loan risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The responsible lending officer reports to a loan committee the current status of loans past due or current but graded below a designated level. The committee evaluates whether to place the loan on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off.

Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. All loans past due 90 days or more are evaluated to determine if the accrual of interest should be discontinued. Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are to be placed on nonaccrual when principal and interest is contractually past due 90 days, unless the loan committee determines that the loan is adequately secured and in the process of collection.

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$10,046	$2,615	$1,807	$4,728	$6,151
Nonaccrual loans	23,111	10,834	12,286	18,056	12,107

Total nonperforming loans	33,157	13,449	14,093	22,784	18,258
Other real estate	412	1,139	46	141	602
Other repossessed assets	—	—	12	23	23

Total nonperforming assets	$33,569	$14,588	$14,151	$22,948	$18,883

Restructured loans not included in nonperforming assets	$—	$—	$1,777	$130	$313
Nonperforming loans to total loans	1.33%	0.56%	0.64%	1.16%	0.97%
Nonperforming assets to total loans plus repossessed property	1.34%	0.61%	0.64%	1.17%	1.00%
Nonperforming assets to total assets	0.99%	0.44%	0.49%	0.88%	0.74%

Our nonperforming loans increased to their highest year-end level in five years at December 31, 2006. The increase in nonperforming loans occurred primarily among loans for residential land development. We believe the decline in residential home sales in the Chicagoland market that began in 2006 has reduced demand for developed residential lots and vacant land and, as a result, has reduced cash inflows for many residential developers. Where there is reduced demand for new homes, residential developers may be required to hold land for longer periods of time which can lead to greater interest cost and lower or deferred cash flows. These factors may result in higher credit risk for the lender. We viewed the increase in our nonperforming loans as an indicator of increased credit risk in our loan portfolio in our evaluation of the adequacy of the allowance for loan losses.

Nonperforming loans at December 31, 2006 included $19.7 million of loans to two borrowers, both of whom were residential real estate developers. Loans totaling $10.78 million to one of these borrowers were placed on nonaccrual status at the end of the second quarter in 2006. Loans to a second borrower totaling $8.97 million include one loan placed on nonaccrual status at year end and the other reported as 90 days or more past due but still accruing interest.

The inability of a borrower to comply with the terms of a loan agreement often requires the loan to be recognized as contractually past due, and therefore, reported as nonperforming. However, not all nonperforming loans are considered impaired loans. A loan may be contractually past due with respect to its note maturity date but current on interest or otherwise performing such that we believe that it is probable that interest and principal will be paid in full. A loan is considered impaired if, based upon current information and events, we believe it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We regard all nonaccrual loans as impaired, as well as those accruing loans that we believe to have higher risk of noncompliance with the contractual repayment schedule for both interest and principal.

Once we determine that a loan has been impaired, we then determine what we believe is the likely amount of the impairment. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, our impairment analysis may not always result in an allowance for loan loss for every impaired loan. Generally, the amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at each loan’s effective interest rate. However, collateral-dependent loans may be measured for impairment based on the fair value of the collateral, net of cost to sell.

Information about our impaired loans at or for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$18,813	$26,605	$12,271
With no related allowance for loan loss	5,323	9,159	6,056

Total	$24,136	$35,764	$18,327

Allowance for loan losses related to impaired loans, at end of year	$2,528	$1,925	$1,067
Average balance of impaired loans for the year	33,928	27,678	20,797
Interest income recognized on impaired loans for the year	850	1,918	1,004

Certain categories of loans that are more homogenous, such as residential mortgage and consumer loans, are evaluated collectively for impairment. Therefore, we do not assign individual credit risk ratings to these loans and they are excluded from impaired loans.

The dollar amount of impaired loans can vary from period to period depending upon the size and number of loans deemed impaired. Total impaired loans were $24.1 million, $35.8 million, and $18.3 million at December 31, 2006, 2005, and 2004, respectively. The allowance for loan losses related to impaired loans was $2.5 million at December 31, 2006, compared to $1.9 million at December 31, 2005 and $1.1 million at December 31, 2005.

In addition to nonperforming and impaired loans, we also monitor performing loans where appropriate. At December 31, 2006, a greater portion of the performing loans that we were actively monitoring were to residential development borrowers than in prior years. Diminished demand in the residential housing market may reveal specific project or borrower weaknesses that otherwise might have been mitigated by a stronger or more vibrant market.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Average total loans	$2,430,590	$2,271,681	$2,045,723	$1,898,604	$1,800,544

Total loans at end of year	$2,500,685	$2,384,931	$2,211,606	$1,962,008	$1,879,474

Allowance for loan losses:
Allowance at beginning of year	$37,481	$37,484	$34,356	$34,073	$31,118

Charge-offs:
Commercial and commercial real estate	(5,341)	(5,240)	(6,783)	(8,099)	(6,603)
Real estate – construction	(1,059)	(103)	(85)	—	(350)
Residential real estate – mortgages	(7)	(260)	(202)	(101)	(152)
Consumer and other (1)	(824)	(1,485)	(2,050)	(1,748)	(1,428)

Subtotal	(7,231)	(7,088)	(9,120)	(9,948)	(8,533)

Recoveries:
Commercial and commercial real estate	904	761	1,550	560	1,403
Real estate – construction	1	89	2	—	—
Residential real estate – mortgages	2	—	47	46	43
Consumer and other (1)	359	712	566	392	142

Subtotal	1,266	1,562	2,165	998	1,588

Net charge-offs	(5,965)	(5,526)	(6,955)	(8,950)	(6,945)

Provision for loan losses	6,000	5,523	10,083	9,233	9,900

Allowance at end of year	$37,516	$37,481	$37,484	$34,356	$34,073

Net charge-offs to average total loans	0.25%	0.24%	0.34%	0.47%	0.39%
Allowance to total loans at end of year	1.50%	1.57%	1.69%	1.75%	1.81%
Allowance to non-performing loans	113.15%	278.69%	265.98%	150.79%	186.62%

(1)	Consumer loan charge-offs include charge-offs relating to credit card loans, indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is deemed to have occurred and is reasonably quantifiable. Net charge-offs were $6.0 million, or 0.25% of average loans, during 2006. In comparison, net charge-offs totaled $5.5 million, or 0.24% of average loans, during 2005 and $7.0 million, or 0.34% of average loans, during 2004. The allowance as a percentage of total loans has declined from 1.69% at December 31, 2004 to 1.50% at December 31, 2006. The reduced net charge-off experience over the past two years favorably impacted our estimates of probable losses inherent in our portfolio at December 31, 2006.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2006		2005		2004		2003		2002
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$20,752	62.5%	$20,705	61.2%	$20,128	62.8%	$21,438	62.8%	$18,751	56.9%
Real estate – construction	9,884	29.8	9,718	28.7	7,711	24.0	6,337	18.6	5,564	16.9
Residential real estate – mortgages	413	2.5	469	2.7	406	2.9	526	4.4	376	6.3
Consumer and other	1,875	5.2	2,292	7.4	3,501	10.3	3,389	14.2	4,614	19.9
Unallocated	4,592	—	4,297	—	5,738	—	2,666	—	4,768	—

Total allowance for loan losses	$37,516	100.0%	$37,481	100.0%	$37,484	100.0%	$34,356	100.0%	$34,073	100.0%

Nonearning Assets

The Company had $23.2 million of goodwill at both December 31, 2006 and 2005, respectively, created from the 1997 acquisition of the Bank. No additions, disposals, or impairment to goodwill were recorded during 2006. In 2005, goodwill was reduced by $117,000 in connection with the sale of the land trust operations. In recording goodwill in 1997, the Company elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts was offset against the proceeds from the sale. Goodwill is tested annually for impairment and as of July 1, 2006, the Company determined that no impairment charge was necessary at that time.

Premises, leasehold improvements, and equipment, net of accumulated depreciation and amortization, was $14.8 million at December 31, 2006, compared to $15.1 million at December 31, 2005. The slight decrease in the net book value in 2006 was caused by depreciation and amortization, partly offset by remodeling at our Skokie banking center and the opening of our Rosemont banking center.

In January 2007, we announced that we entered into a new 15 year operating lease for approximately 36,000 square feet in downtown Chicago area. We will move our employees that are currently located at our West Washington location in downtown Chicago to the new space when the West Washington lease expires in December 2007. However, we plan to continue to maintain the banking center on the first floor of the existing West Washington location. We expect to incur expenditures for the leasehold improvements, furniture, and equipment associated with the build out of the new space.

On January 31, 2007, we closed our Itasca branch. The operating lease on this 2,470 square foot facility was set to expire in August 2007. We have directed the customers of the Itasca banking center to our other banking centers. We will not incur any material costs associated with the closing of this banking center.

Deposits

Our deposits consist of noninterest and interest-bearing demand deposits, savings deposits, CDs, certain public funds and customer repurchase agreements. Our customer repurchase agreements are reported in other borrowings. We also use brokered CDs and money market accounts and other out-of-local-market CDs to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2006			2005			2004
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$401,258	15.6%	—%	$438,784	18.6%	—%	$447,345	20.8%	—%
NOW accounts	94,279	3.7	0.56	117,657	5.0	0.45	134,180	6.3	0.48
Money market accounts	677,848	26.4	3.90	509,832	21.6	2.08	430,740	20.0	0.86
Savings deposits	66,500	2.6	0.28	78,853	3.3	0.29	89,678	4.2	0.31
Time deposits:
Certificates of deposit	540,901	21.0	4.13	541,547	22.9	3.14	510,632	23.8	2.39
Out-of-local-market certificates of deposit	123,804	4.8	4.83	139,001	5.9	3.36	96,663	4.5	2.59
Brokered certificates of deposit	592,199	23.0	4.79	463,476	19.6	3.61	369,735	17.3	2.92
Public funds	73,620	2.9	4.59	72,822	3.1	3.07	66,993	3.1	1.61

Total time deposits	1,330,524	51.7	4.52	1,216,846	51.5	3.34	1,044,023	48.7	2.55

Total deposits	$2,570,409	100.0%		$2,361,972	100.0%		$2,145,966	100.0%

During 2006, average deposit balances increased $208.4 million, or 8.8%, to $2.57 billion in 2006 from $2.36 billion during 2005. An increase in money market balances and brokered CDs primarily produced the higher average deposit balances. Average money market accounts increased $168.0 million, or 33.0%, during 2006 to $677.8 million compared to $509.8 million during 2005. Most of the increase in money market balances occurred in our high-rate market-priced money market products. Average brokered CDs increased $128.7 million during 2006, to $592.2 million, compared to an average of $463.5 million in 2005.

During 2005, year-to-date average deposit balances increased $216.0 million, or 10.1%, to $2.36 billion from $2.15 billion during 2004. Almost two-thirds of the increase in deposits was obtained through issuance of brokered and out-of-local-market CDs. Average brokered CDs increased $93.7 million during 2005, to $463.5 million in 2005 compared to an average of $369.7 million in 2004. In addition, average out-of-local-market CDs increased $42.3 million during 2005 to $139.0 million. From in-market sources, the largest increases in average balances were in money market accounts and customer CDs. Average money market accounts were $509.8 million during 2005, an increase of $79.1 million, or 18.4%, from $430.7 million during 2004. Average customer CDs increased $30.7 million, or 6.1%, during 2005 to $541.5 million as compared to $510.6 million during 2004.

The following table sets forth the period end balances of total deposits at December 31, 2006, 2005 and 2004, respectively, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2006	2005	2004
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$447,862	$464,289	$519,158
NOW accounts	82,484	104,269	124,015
Savings accounts	59,523	73,173	85,371
Money market accounts	742,859	645,523	421,529
Customer certificates of deposit	516,624	549,793	525,173
Public time deposits	68,580	69,679	69,635

Total in-market deposits	1,917,932	1,906,726	1,744,881

Out-of-market deposits:
Brokered money market accounts	65,090	—	—
Out-of-local-market certificates of deposit	105,119	131,116	124,005
Brokered certificates of deposit	551,786	505,802	415,811

Total out-of-market deposits	721,995	636,918	539,816

Total deposits	$2,639,927	$2,543,644	$2,284,697

During 2006, total period-end deposit balances increased $96.3 million, or 3.8%, to $2.64 billion at December 31, 2006 compared to $2.54 billion at December 31, 2005. While total in-market deposits remained relatively unchanged at $1.9 billion at both December 31, 2006 and 2005, total out-of-market deposits increased $85.1 million, or 13.4%, in 2006 to $722.0 million at December 31, 2006 from $637.0 million at December 31, 2005.

In-market funding increased $11.2 million in 2006 to $1.92 billion at year-end 2006. While in-market money market deposits increased $97.3 million, or 15.1%, during 2006, period-end non-interest bearing deposits, NOW accounts, savings accounts, and customer CDs all declined. A significant portion of the increase in money market accounts resulted from an increase in higher-rate market-priced money market balances. Our in-market money market deposits include deposits from what we describe as “deposit rich” customers. These customers include title companies, downstream correspondent banks and a tax-deferred exchange company, among others. Within this customer group, there were three customers with combined deposit balances of $426.8 million at December 31, 2006.

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

We utilize out-of-market CD’s to fund the portion of our earning asset growth that is not funded with in-market deposits and other borrowings. While these time deposits generally carry higher interest rates, prudent use of these alternatives is part of our strategy for the management of our overall cost of funding. When we evaluate the rate paid on a particular in-market deposit product, we quantify the cost of the increase and weigh it against the alternative of maintaining the rate and exposing ourselves to potential balance runoff, which then must be funded through alternative sources. This in-market deposit pricing strategy has been critical for us in the management of our cost of total funding. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These CDs are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of CDs obtained through this marketing medium was $105.1 million at December 31, 2006, as compared to $131.1 million and $124.0 million at December 31, 2005, and 2004, respectively. We also issue brokered CDs. The balance of our brokered CDs was $551.8 million, $505.8 million, and $415.8 million at December 31, 2006, 2005, and 2004, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered CDs without prior regulatory approval, and the Bank is currently categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank. In addition, brokered money market deposits were augmented by a new funding source in 2006. Total brokered money market balances were $65.1 million at December 31, 2006.

Brokered CDs are carried net of the related broker placement fees and the remaining unamortized fair value adjustments that resulted from the termination of interest rate exchange agreements that were associated with brokered CDs previously accounted for as fair value hedges. The broker placement fees and unamortized fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. At December 31, 2006, the scheduled maturities of brokered CDs are as follows:

Year	Total
(in thousands)
2007	$282,871
2008	49,339
2009	9,757
2010	38,946
2011	88,283
Thereafter	87,866

Subtotal	557,062
Unamortized broker placement fees	(2,146)
Unamortized fair value adjustment	(3,130)

Total	$551,786

Time deposits, including public funds, in denominations of $100,000 or more totaled $329.2 million at December 31, 2006. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2006:

December 31, 2006
(in thousands)
3 months or less	$134,668
Between 3 months and 6 months	60,840
Between 6 months and 12 months	91,542
Over 12 months	42,138

Total	$329,188

During 2005, total period-end deposit balances increased $258.9 million, or 11.3%, to $2.54 billion at December 31, 2005 compared to $2.28 billion at December 31, 2004. Total in-market deposits increased $161.8 million, or 9.3%, in 2005 to $1.9 billion at December 31, 2005. Total out-of-market deposits increased $97.1 million, or 18.0%, in 2005 to $636.9 million at December 31, 2005. Brokered CDs increased $90.0 million during 2005 to $505.8 million and out-of-local market CDs increased $7.1 million during 2005 to $131.1 million at year-end 2005. In-market funding increases occurred in money market deposits, which increased by $224.0 million to $645.5 million at year-end 2005, and customer CDs that increased by $24.6 million to $549.8 million at December 31, 2005. Deposits in noninterest bearing demand deposits, NOW and savings accounts declined.

Other Borrowings

At December 31, 2006, our other borrowings totaled $262.3 million as compared to $298.4 million at December 31, 2005. Average other borrowings for 2006 and 2005 were $263.9 million and $248.7 million, respectively. Our other borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks. The overnight securities sold under agreement to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. At December 31, 2006, we had a $100.0 million term repurchase agreement that we executed with a broker/dealer to fund a portion of our investment security purchases during 2005. The term repurchase agreement, which matures in September 2007, carries a variable interest rate tied to 3-month LIBOR with a maximum rate of 5.12%. At December 31, 2006, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $200 million and $750 million, respectively.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements were the only category meeting this criteria.

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$226,415	$250,746	$185,737
Weighted average interest rate at year end	4.05%	3.24%	1.19%
Maximum amount outstanding (1)	$276,134	$276,827	$223,404
Average amount outstanding during the year	$227,237	$203,595	$176,944
Daily average interest rate during the year	3.91%	2.34%	0.97%

(1)	Based on amount outstanding at month end during each year.

Notes Payable and FHLB Advances

Notes payable. At December 31, 2006, the Company had a $20.0 million revolving credit facility that had not been drawn upon. The facility matures on November 27, 2007 and is secured by the Company’s pledge of its capital stock of the Bank. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2006, we were in compliance with these covenants.

Previously, we had $10.0 million of unsecured subordinated debt and a $500,000 outstanding term loan. The subordinated debt and term loan were repaid in their entirety in September 2005 from proceeds from our August 2005 public offering of 1,000,000 shares of our common stock.

FHLB advances. Our borrowings from the FHLB at December 31, 2006 totaled $80.0 million, compared to $75.0 million at December 31, 2005. The weighted average interest rate was 5.32% and 4.56% at December 31, 2006 and 2005, respectively. The advances have remaining terms ranging from 3 to 5 years. However, a $25.0 million advance, that is scheduled to mature in 2011, is currently callable at par at the FHLB’s option. The FHLB advances are collateralized by investment securities and a blanket lien on qualified first-mortgage residential and home equity loans. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2006, we had $86.6 million of junior subordinated debentures that were comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. We report the equity investments in the trusts of $2.6 million in other assets on the Consolidated Balance Sheet at December 31, 2006. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYC Capital Trust I is a wholly owned subsidiary we formed for the purpose of issuing $45.0 million of trust preferred securities in October 2002. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of our 9.75% junior subordinated debentures. The sole assets of the TAYC Capital Trust I are our junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. We incurred issuance costs of $3.1 million that is being amortized over the 30 year term of the junior subordinated debentures. At December 31, 2006, unamortized issuance costs relating to these debentures totaled $2.7 million.

In 2006, we purchased $1.0 million of the trust preferred securities issued by TAYC Capital Trust I that were offered for sale. We then exchanged the trust preferred securities we had purchased along with a proportional amount of common securities issued by TAYC Capital Trust I, for $1.03 million of our junior subordinated debentures issued to TAYC Capital Trust I. These trust preferred securities can be called, at our option, beginning in October 2007. We plan to review alternatives available to us at that time, in light of the then current interest rate environment and our capital needs, to refinance or repay these 9.75% trust preferred securities.

In June 2004, we formed TAYC Capital Trust II, a wholly owned subsidiary, for the purpose of issuing $40.0 million of floating rate trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.2 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust II in $41.2 million of our floating rate junior subordinated debentures. The sole assets of the TAYC Capital Trust II are our junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 8.04% and 7.18% at December 31, 2006 and 2005, respectively. We incurred issuance costs of $470,000 that is being amortized over the 30 year term of the junior subordinated debentures. At December 31, 2006, unamortized issuance costs relating to these debentures totaled $431,000.

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

At December 31, 2006, 2005, and 2004, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. In 2006, the holding company’s regulatory capital ratios increased as the impact of earnings retention was partly offset by an increase in risk-weighted and average assets. The holding company’s regulatory capital ratios increased in 2005 as a result of the common stock offering completed in August 2005 and from earnings retention.

At December 31, 2006, 2005, and 2004, the Bank was considered “well capitalized” under regulatory capital guidelines. All of the Bank’s capital ratios increased during both 2006 and 2005, as growth in equity outpaced the higher risk-weighted and average assets. The Bank’s dividend payout as a percentage of Bank net income was 25% and 15% for the year ended December 31, 2006 and 2005, respectively. We intend to maintain the Bank’s capital levels at amounts above the regulatory “well capitalized” guidelines.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$223,140	>8.00%	>$278,925	>10.00%
Cole Taylor Bank	334,293	12.01	>222,706	>8.00	>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10	>111,570	>4.00	>167,355	>6.00
Cole Taylor Bank	299,462	10.76	>111,353	>4.00	>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17	>132,825	>4.00	>166,031	>5.00
Cole Taylor Bank	299,462	9.04	>132,488	>4.00	>165,610	>5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44	>$107,847	>4.00	>$161,770	>6.00
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90	>$126,475	>4.00	>$158,094	>5.00
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$255,616	10.27%	>$199,125	>8.00%	>$248,906	>10.00%
Cole Taylor Bank	262,350	10.55	>198,954	>8.00	>248,692	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	181,437	7.29	>$99,563	>4.00	>$149,344	>6.00
Cole Taylor Bank	231,185	9.30	>99,477	>4.00	>149,215	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	181,437	6.49	>$111,757	>4.00	>$139,696	>5.00
Cole Taylor Bank	231,185	8.29	>111,611	>4.00	>139,514	>5.00

During 2006, we declared common stock dividends of $0.28 per share. In comparison, we declared common stock dividends of $0.24 per share in each of 2005 and 2004. During the fourth quarter of 2006, we increased our quarterly dividend rate to $0.10 per common share from the quarterly dividend rate of $0.06 per common share that we had maintained since we were formed in 1997. The amount of dividends paid on common shares in 2006, 2005, and 2004 was $2.7 million, $2.4 million, and $2.3 million, respectively. In addition, the increase in common shares outstanding because of our August 2005 public offering, as well as the exercise of stock options, caused the increase in the amount of dividends paid each year.

During 2004, we also declared preferred stock dividends of $1.225 per share, totaling $1.9 million. We redeemed our Series A preferred stock on July 16, 2004, and therefore no longer pay preferred dividends.

As of December 31, 2006, we had purchased 323,007 shares of our common stock, at a cost of $7.1 million, which are held as treasury shares. All of these shares were repurchased prior to our 2002 initial public offering of common stock. Previously, under the terms of our employee stock ownership plan, stock option agreements, and the restricted stock program, we were obligated to purchase shares of our stock from terminated employees related to “put” rights. Following the completion of our common stock offering, we are no longer obligated to purchase shares of our stock under any of these plans.

Liquidity

In addition to the normal influx of liquidity from in-market deposit growth, in concert with repayments and maturities of loans and investments, the Bank utilizes brokered money market accounts and CDs, out-of-local-market CDs, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risks associated with this reliance on wholesale funding sources by extending and laddering the maturity of these liabilities and pledging collateral. We manage the risk associated with volatility in our customers’ deposit balances by maintaining adequate alternate sources of funding and excess collateral available for immediate use. For example, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. Under this program, at December 31, 2006, the Bank maintained $406 million of commercial loans as collateral with a lendable value of $315 million. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provide additional short-term borrowing capacity of $200 million at December 31, 2006. Pre-approved repurchase agreement availability with major brokers and banks totaled $750 million at December 31, 2006, subject to acceptable unpledged marketable securities.

At December 31, 2006, our total assets were $3.38 billion, an increase of $99.0 million, or 3.0%, as compared to total assets of $3.28 billion at December 31, 2005. The increase in total assets was mainly funded with a $96.3 million increase in deposits. The increase in deposits was mostly a result of higher money market account balances of $162.4 million and brokered CD balances of $46.0 million. Cash inflow from operations exceeded cash outflows by $35.0 million in 2006. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2007.

At December 31, 2005, our total assets increased to $3.3 billion, a $391.6 million, or 13.6%, from December 31, 2004. The increase in total assets was primarily funded with a $279.5 million increase in deposits and a $68.9 million increase in other borrowings. The increase in deposits was primarily due to a $224.0 million increase in money market account balances and a $90.0 million increase in brokered CD balances. Cash inflow from operations exceeded cash outflows by $36.1 million in 2005. We also received $39.0 million of proceeds, net of issuance costs, from the public offering of 1.15 million of our common shares in 2005.

During 2004, our total assets increased by $285.4 million, or 11.0%. The increase in total assets was primarily funded with the $273.0 million increase in deposits. The increase in deposits was primarily due to a $177.7 million increase in brokered and out-of-local-market CDs and a $74.0 million increase in noninterest-bearing demand deposits. Cash inflow from operations exceeded cash outflows by $37.1 million in 2004.

Interest received net of interest paid was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows.

Our net cash outflows from investing activities for the years ended December 31, 2006, 2005, and 2004, were $129.1 million, $331.4 million, and $305.8 million, respectively. During 2006, the net cash outflow was primarily invested in loans of $117.4 million. In 2005 and 2004, the net cash outflow was primarily invested in loans and net additions to the investment portfolio.

Our net cash inflows from financing activities for years ended December 31, 2006, 2005, and 2004 were $68.0 million, $377.1 million, and $259.4 million, respectively. The majority of the cash inflows each year were from net increases in deposits. Net deposit inflows were $99.4 million, $279.5 million, and $273.0 million in 2006, 2005 and 2004, respectively. During 2006, we also utilized funds to reduce other borrowings by $36.1 million. During 2005, we utilized term securities sold under agreements to repurchase to fund a portion of our investing activities. In addition, a portion of the net proceeds of $39.0 million from our common stock offering was used to retire our subordinated and term debt totaling $10.5 million. In 2004, we used proceeds from the issuance of $41.2 million of junior subordinated debentures to TAYC Capital Trust II to redeem all of the outstanding Series A preferred stock at its stated amount of $38.25 million.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. During 2006, 2005, and 2004, the Bank declared $10.0 million, $6.0 million, and $8.0 million, respectively of dividends to the holding company. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2006, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounts to approximately $84.6 million.

We also receive funds from the exercise of employee stock options. We received $2.7 million during 2006 from the exercise of employee stock options, compared to $2.6 million during each of 2005 and 2004.

In 2005, we received net proceeds, after issuance costs, of $39.0 million from the issuance of 1.15 million shares of our common stock. We used $10.5 million of the proceeds to repay our notes payable. The remaining proceeds were maintained at the holding company level for general corporate purposes and to support future growth.

Our liquidity uses at the holding company level consist primarily of dividends to stockholders, debt service requirements on the debentures issued to TAYC Capital Trust I and TAYC Capital Trust II, and expenses for general corporate purposes. During the fourth quarter of 2006, we increased our quarterly dividend rate to $0.10 per common share from the quarterly dividend rate of $0.06 per common share that we had maintained since 1997. We believe that the holding company currently has sufficient cash to meet its expected obligations in 2007. In addition, we have a $20.0 million revolving credit facility, which was not drawn upon at December 31, 2006.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $914.7 million and $925.5 million at December 31, 2006 and 2005, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, approximately 60% of available consumer and commercial loan commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

We had $110.2 million and $110.6 million of financial and performance standby letters of credit at December 31, 2006 and 2005, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

The following table shows as of December 31, 2006 the loan commitments and financial guarantees by maturity date.

	December 31, 2006
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$467,663	$292,825	$47,766	$15,611	$823,865
Consumer	3,076	12,912	11,188	63,621	90,797
Financial guarantees:
Financial standby letters of credit	52,687	1,944	2,254	—	56,885
Performance standby letters of credit	48,968	209	3,977	150	53,304

The following table shows, as of December 31, 2006, our obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits. FHLB advances are categorized by their call date as opposed to maturity date.

	December 31, 2006
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Notes payable and FHLB advances	$25,000	$55,000	$—	$—	$80,000
Junior subordinated debentures	—	—	—	86,607	86,607
Time deposits	874,198	139,369	140,866	87,676	1,242,109
Operating leases	3,227	6,365	6,759	19,301	35,652

Total	$902,425	$200,734	$147,625	$193,584	$1,444,368

Derivative Financial Instruments

We use derivative financial instruments to assist in our interest rate risk management. We have used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with our commercial loan portfolio and our portfolio of fixed rate brokered CDs.

At both December 31, 2006 and 2005, we had two interest rate floors, each with a $100.0 million notional amount. These agreements, which are scheduled to mature in 2010, are based upon the prime lending rate and have interest rate floors of 5.50% and 6.25%. We use these interest rate floors to help manage interest rate risk associated with certain commercial loans that are tied to the prime lending rate by protecting interest income in the event that the prime lending rate declines below the floor level. The Company did not receive any payments in 2006 or 2005 from these floors. During 2005, both of the floors were designed as cash flow hedges. As a result, the change in the fair value of the derivative is reported as a separate component of other comprehensive income, net of tax.

During 2006, we removed the hedge designation on the 5.50% floor. Therefore, $36,000 of change in the fair value of derivative subsequent to its de-designation was reported directly in noninterest income in our Consolidated Statements of Income. In addition, since we removed the hedge designation, the prior balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. During 2006, $7,000 of the balance in accumulated other comprehensive income was reclassified as a reduction in loan interest income and $76,000 of the remaining balance is expected to be reclassified in 2007.

The 6.25% floor remains classified as a cash flow hedge. The premium on this floor is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. During 2006, loan interest income was reduced by $44,000 for amortization of the floor premium, and $193,000 of amortization is expected for 2007.

During 2006, we entered into two interest rate collar agreements, each with a notional amount of $150.0 million, to hedge the variability in cash flow on certain prime-based commercial loans. One of the collars has a floor interest rate of 7.75% and a ceiling interest rate of 8.505% and is scheduled to mature in May 2009. The second collar agreement has a floor interest rate of 7.75% and a ceiling interest rate of 8.585% and is scheduled to mature in May 2010. No payments were made or received in 2006 under either of these two collar agreements. The collars were entered into at no cost. The fair values of the collars are recorded as an asset or liability with the effective portion of the corresponding gain or loss recorded in other comprehensive income in stockholder’s equity, net of tax.

During 2006, we terminated an interest rate swap, with a notional amount of $50.0 million, which was classified as a cash flow hedge of certain prime-indexed commercial loans. The interest rate swap was scheduled to mature in 2007. The $1.4 million cost to terminate the swap was deferred and is being amortized against loan interest income over what would have been the remaining life of the swap. During 2006, $722,000 of this deferred loss was amortized as a reduction in loan interest income and the remaining $722,000 of the deferred loss will be amortized in 2007.

In May 2006, we terminated all of our interest rate swaps that had been used as fair value hedges against brokered CDs (“CD swaps”). The notional amount of these terminated swaps was $330.0 million. At December 31, 2005, we had $320.0 million notional amount of these CD swaps outstanding. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative expense included in noninterest income. The cumulative fair value adjustment to the hedged brokered CDs at the time of termination, which was $3.7 million, will be amortized into deposit interest expense over the remaining life of the related brokered CDs using an effective yield method. During 2006, $587,000 of this fair value adjustment was amortized as additional deposit interest expense, and $804,000 of this adjustment is expected to be amortized in 2007.

During 2003, we entered into swaps with a total notional amount of $200 million, to hedge the variability of cash flows of certain prime-indexed commercial loans and accounted for these transactions as cash flow hedges. However, in October 2003, these swaps were terminated and the resulting gain on termination of $885,000 net of taxes, was deferred and recorded in other comprehensive income in stockholders’ equity. This deferred gain is being reclassified as an adjustment to interest income over the remaining term of the original swaps. For the years ended December 31, 2006 and 2005, $172,000 of this deferred gain was reclassified into interest income during each year. In addition, $197,000 of this deferred gain is expected to be reclassified into interest income during 2007.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies — Derivative Financial Instruments” and Notes 1 and 18 to our consolidated financial statements in this Annual Report on Form 10-K.

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

We have used various interest rate contracts, including swaps and interest rate floors and collars, to manage interest rate and market risk. These contracts are designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $1.6 million, or 1.52%, higher than the net interest income in the rates unchanged scenario at December 31, 2006. At December 31, 2005, the projected variance in the rising rate scenario was $395,000, or 0.36% higher than the rates unchanged scenario. Net interest income at risk for year one in a 200 basis points falling rate scenario was calculated at $2.4 million, or 2.23%, lower than the net interest income in the rates unchanged scenario at December 31, 2006. At December 31, 2005, the projected variance for year one in a 200 basis points falling rate scenario was $3.0 million, or 2.75% lower than the rates unchanged scenario. These exposures were within our policy guidelines of 10%.

Our simulation modeling of the December 31, 2006 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated our net interest margin would decline in future periods as many of our interest-bearing liabilities would reprice to current rates as they mature or reprice under this scenario. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, no change in the balance sheet size or composition, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in market interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2006 and 2005:

	Change in Future Net Interest Income
	At December 31, 2006		At December 31, 2005
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$1,645	1.52%	$395	0.36%
- 200 basis points over one year	(2,411)	(2.23)%	(3,026)	(2.75)%

We also model changes in the shape (steepness) of the yield curve, other parallel shifts in the yield, such as a 400 basis point increase in interest rates, and balance sheet growth scenarios. We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing under the different interest rate scenarios.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$73,354	$—	$—	$—	$—	$—	$73,354
Investment securities and FHLB/Federal Reserve Bank stock	32,823	47,403	48,205	135,104	106,323	311,032	680,890
Loans	1,558,843	72,926	106,941	388,876	318,859	54,240	2,500,685

Total interest-earning assets	1,665,020	120,329	155,146	523,980	425,182	365,272	3,254,929

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	730,122	136,524	1,496	—	—	81,814	949,956
Certificates of deposit	139,284	392,894	338,686	141,118	142,132	87,995	1,242,109
Other borrowings	162,319	100,000	—	—	—	—	262,319
Notes payable/FHLB advances	30,000	25,000	—	25,000	—	—	80,000
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607

Total interest-bearing liabilities	1,061,725	695,656	340,182	166,118	142,132	215,178	2,620,991

Period gap	$603,295	$(575,327)	$(185,036)	$357,862	$283,050	$150,094	$633,938

Cumulative gap	$603,295	$27,968	$(157,068)	$200,794	$483,844	$633,938

Period gap to total assets	17.85%	-17.02%	-5.47%	10.59%	8.38%	4.44%

Cumulative gap to total assets	17.85%	0.83%	-4.64%	5.95%	14.33%	18.77%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	156.82%	101.59%	92.51%	108.87%	120.11%	124.19%

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

New Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). This Statement revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminated the intrinsic value method that we had previously used to account for the granting of employee stock options. SFAS 123R was adopted using the modified prospective method, recording compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remained outstanding at the date of adoption. See the section captioned “Employee Benefit Plans” included in Note 1–Summary of Significant Accounting and Reporting Policies and Note 14–Stock-Based Compensation to our consolidated financial statements in this Annual Report on Form 10-K for further information.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected have a material effect on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 will be effective for the fiscal year beginning January 1, 2007. The adoption of SFAS 156 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, however, earlier application is encouraged. We are currently evaluating the impact, if any, that adoption may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan and to recognize changes in the funded status in the year which the change occurs through other comprehensive income, net of tax. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. An entity will also be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will “more-likely-than-not” be sustained by a tax authority upon examination. FIN 48 also provides additional guidance on derecognition, interest and penalties, and disclosure of uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) on quantifying financial statement misstatements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for our annual financial statements beginning January 1, 2007. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2006 and 2005. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006 Quarter Ended				2005 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$57,599	$57,393	$54,553	$51,455	$49,873	$45,682	$42,742	$39,512
Interest expense	29,970	29,305	27,097	23,436	21,177	18,202	16,158	13,665

Net interest income	27,629	28,088	27,456	28,019	28,696	27,480	26,584	25,847
Provision for loan losses	900	2,100	2,100	900	2,772	—	917	1,834
Noninterest income	4,745	3,666	3,452	3,908	4,386	4,473	3,954	8,128
Other derivative income (expense)	(42)	59	(105)	582	(1,561)	(2,351)	2,062	(1,353)
Gain (loss) on sale of investment securities, net	—	—	—	—	—	—	—	127
Noninterest expense	18,707	18,167	18,599	17,786	17,594	17,797	17,524	16,740

Income before income taxes	12,725	11,546	10,104	13,823	11,155	11,805	14,159	14,175
Income taxes	618	(7,347)	3,799	4,965	4,137	4,408	5,342	5,636

Net income	$12,107	$18,893	$6,305	$8,858	$7,018	$7,397	$8,817	$8,539

Earnings per share:
Basic	$1.10	$1.72	$0.58	$0.81	$0.65	$0.73	$0.92	$0.88
Diluted	1.09	1.70	0.57	0.80	0.63	0.71	0.90	0.87

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the possible decline in residential real estate sales volume and the likely potential for illiquidity in the real estate market: the risks associated with management changes and employee turnover; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section of this Annual Report on Form 10-K captioned “Risk Factors.”

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois

March 15, 2007

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$61,566	$57,171
Federal funds sold	48,400	1,900
Short-term investments	24,954	101,994

Total cash and cash equivalents	134,920	161,065
Investment securities:
Available-for-sale, at fair value	668,810	656,478
Held-to-maturity, at amortized cost (fair value of $275 at December 31, 2006 and 2005)	275	275
Loans, net of allowance for loan losses of $37,516 and $37,481 at December 31, 2006 and 2005, respectively	2,463,169	2,347,450
Premises, leasehold improvements and equipment, net	14,799	15,105
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,805	12,946
Other real estate and repossessed assets, net	412	1,139
Goodwill	23,237	23,237
Other assets	62,240	62,977

Total assets	$3,379,667	$3,280,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$447,862	$464,289
Interest-bearing	2,192,065	2,079,355

Total deposits	2,639,927	2,543,644
Other borrowings	262,319	298,426
Accrued interest, taxes and other liabilities	39,622	56,646
Notes payable and FHLB advances	80,000	75,000
Junior subordinated debentures	86,607	87,638

Total liabilities	3,108,475	3,061,354

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,454,066 and 11,296,836 shares issued at December 31, 2006 and 2005, respectively; 11,131,059 and 10,973,829 shares outstanding at December 31, 2006 and 2005, respectively	115	113
Surplus	194,687	191,816
Unearned compensation – stock grants	—	(2,322)
Retained earnings	89,045	45,988
Accumulated other comprehensive loss, net	(5,598)	(9,220)
Treasury stock, at cost, 323,007 shares at December 31, 2006 and 2005	(7,057)	(7,057)

Total stockholders’ equity	271,192	219,318

Total liabilities and stockholders’ equity	$3,379,667	$3,280,672

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Interest income:
Interest and fees on loans	$188,375	$152,706	$114,598
Interest and dividends on investment securities:
Taxable	24,779	21,173	20,486
Tax-exempt	5,554	2,653	1,998
Interest on cash equivalents	2,292	1,277	271

Total interest income	221,000	177,809	137,353

Interest expense:
Deposits	87,266	52,010	31,242
Other borrowings	10,622	6,147	2,228
Notes payable and FHLB advances	4,105	3,905	4,336
Junior subordinated debentures	7,815	7,140	5,024

Total interest expense	109,808	69,202	42,830

Net interest income	111,192	108,607	94,523
Provision for loan losses	6,000	5,523	10,083

Net interest income after provision for loan losses	105,192	103,084	84,440

Noninterest income:
Service charges	7,738	9,022	10,854
Trust and investment management fees	4,155	4,545	5,331
Loan syndication fees	1,317	2,673	1,350
Other derivative income (expense)	494	(3,203)	2,193
Other noninterest income	2,561	1,129	1,647
Gain on sale of land trusts	—	2,000	—
Gain on sale of branch	—	1,572	—
Gain on sale of investment securities, net	—	127	144

Total noninterest income	16,265	17,865	21,519

Noninterest expense:
Salaries and employee benefits	40,652	40,255	38,951
Occupancy of premises	7,842	7,035	7,465
Furniture and equipment	3,627	3,928	3,892
Lease termination charges	—	—	984
Computer processing	1,758	1,805	1,874
Corporate insurance	1,211	1,373	2,334
Legal fees, net	2,166	1,891	1,808
Advertising and public relations	1,525	574	1,489
Other noninterest expense	14,478	12,794	12,876

Total noninterest expense	73,259	69,655	71,673

Income before income taxes	48,198	51,294	34,286
Income taxes	2,035	19,523	11,313

Net income	$46,163	$31,771	$22,973

Preferred dividend requirements	—	—	(1,875)

Net income applicable to common stockholders	$46,163	$31,771	$21,098

Basic earnings per common share	$4.22	$3.16	$2.21
Diluted earnings per common share	4.15	3.09	2.19

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A 9% Noncumulative Perpetual Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	$38,250	$98	$143,918	$(1,138)	$(2,106)	$4,520	$(7,057)	$176,485
Redemption of preferred stock	(38,250)	—	—	—	—	—	—	(38,250)
Issuance of stock grants	—	—	775	(775)	—	—	—	—
Forfeiture of stock grants	—	—	(68)	19	—	—	—	(49)
Amortization of stock grants	—	—	—	511	—	—	—	511
Exercise of stock options	—	2	2,550	—	—	—	—	2,552
Tax benefit on stock options exercised and stock awards	—	—	507	—	—	—	—	507
Comprehensive income:
Net income	—	—	—	—	22,973	—	—	22,973
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(4,477)	—	(4,477)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(338)	—	(338)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								17,986

Preferred Dividends – $1.225 per share	—	—	—	—	(1,875)	—	—	(1,875)
Common Dividends – $0.24 per share	—	—	—	—	(2,294)	—	—	(2,294)

Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of common stock, net of issuance costs	—	12	38,938	—	—	—	—	38,950
Issuance of stock grants	—	—	2,070	(2,070)	—	—	—	—
Forfeiture of stock grants	—	—	(593)	268	—	—	—	(325)
Amortization of stock grants	—	—	—	863	—	—	—	863
Exercise of stock options	—	1	2,636	—	—	—	—	2,637
Tax benefit on stock options exercised and stock awards	—	—	1,083	—	—	—	—	1,083
Comprehensive income:
Net income	—	—	—	—	31,771	—	—	31,771
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(7,401)	—	(7,401)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,180)	—	(1,180)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								23,018
Common Dividends – $0.24 per share	—	—	—	—	(2,481)	—	—	(2,481)

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,577	—	—	—	—	1,577
Exercise of stock options	—	2	2,673	—	—	—	—	2,675
Tax benefit on stock options exercised and stock awards	—	—	943	—	—	—	—	943
Comprehensive income:
Net income	—	—	—	—	46,163	—	—	46,163
Change in unrealized losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,612	—	2,612
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	2,005	—	2,005
Change in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(995)	—	(995)

Total comprehensive income								49,785
Common Dividends – $0.28 per share	—	—	—	—	(3,106)	—	—	(3,106)

Balance at December 31, 2006	$—	$115	$194,687	$—	$89,045	$(5,598)	$(7,057)	$271,192

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$46,163	$31,771	$22,973
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative (income) expense	(494)	3,887	(27)
Lease termination charges	—	—	984
Investment securities gains, net	—	(127)	(144)
Amortization of premiums and discounts, net	687	1,766	2,360
Deferred loan fee amortization	(4,874)	(4,728)	(3,331)
Provision for loan losses	6,000	5,523	10,083
Depreciation and amortization	3,487	3,367	3,388
Amortization of intangible assets	—	3	13
Deferred income taxes	2,690	(814)	(1,033)
Loss on sales of other real estate	8	177	225
Provision for losses on other real estate	216	—	71
Gain on sale of branch	—	(1,572)	—
Gain on sale of land trusts	—	(2,000)	—
Tax benefit on stock options exercised and stock awards	943	1,083	507
Excess tax benefit on stock options exercised and stock awards	(654)	—	—
Cash paid to terminate derivative instruments	(12,239)	—	—
Other, net	856	(416)	215
Changes in other assets and liabilities:
Accrued interest receivable	(56)	(6,238)	(2,324)
Other assets	(1,377)	(1,324)	317
Accrued interest, taxes and other liabilities	(6,373)	5,765	2,855

Net cash provided by operating activities	34,983	36,123	37,132

Cash flows from investing activities:
Purchases of available-for-sale securities	(115,072)	(206,005)	(251,894)
Proceeds from principal payments and maturities of available-for-sale securities	105,492	67,120	94,435
Proceeds from principal payments and maturities of held-to-maturity securities	—	—	250
Proceeds from sales of available-for-sale securities	—	2,725	103,475
Net increase in loans	(117,409)	(181,015)	(254,823)
Investment in TAYC Capital Trust II	—	—	(1,239)
Additions to premises, leasehold improvements and equipment	(3,181)	(5,702)	(1,235)
Proceeds from the sale of premises, leasehold improvements and equipment	—	—	3,802
Proceeds from sales of other real estate	1,067	317	1,411
Net cash paid on sale of branch	—	(10,853)	—
Proceeds from sale of land trusts	—	2,050	—

Net cash used in investing activities	(129,103)	(331,363)	(305,818)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	$99,435	$279,491	$273,002
Net increase (decrease) in other borrowings	(36,107)	68,879	10,439
Repayments of notes payable and FHLB advances	(100,000)	(10,500)	(25,000)
Proceeds from notes payable and FHLB advances	105,000	—	—
Proceeds from issuance of junior subordinated debentures	—	—	41,238
Repayment of junior subordinated debentures	(1,031)	—	—
Trust preferred issuance costs	—	—	(390)
Redemption of preferred securities	—	—	(38,250)
Proceeds from issuance of common securities, net	—	38,950	—
Proceeds from exercise of employee stock options	2,675	2,637	2,552
Excess tax benefit on stock options exercised and stock awards	654	—	—
Dividends paid	(2,651)	(2,402)	(4,159)

Net cash provided by financing activities	67,975	377,055	259,432

Net increase (decrease) in cash and cash equivalents	(26,145)	81,815	(9,254)
Cash and cash equivalents, beginning of year	161,065	79,250	88,504

Cash and cash equivalents, end of year	$134,920	$161,065	$79,250

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$105,078	$64,750	$41,233
Income taxes	12,093	18,279	11,809

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of income taxes	$2,612	$(7,401)	$(4,477)
Loans transferred to other real estate	432	1,456	1,601

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

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank is a $3.4 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. All significant intercompany balances and transactions between consolidated companies have been eliminated. The Company also owns all of the common stock of TAYC Capital Trust I and TAYC Capital Trust II (each, a “Trust” and collectively, the “Trusts”), both of which are unconsolidated subsidiaries. Each of the Trusts is a Delaware statutory trust created to issue trust preferred securities.

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

In evaluating the adequacy of the allowance for loan losses, consideration is given to numerous quantitative and qualitative factors including historical charge-off experience, growth and changes in the composition of the loan portfolio, the volume of delinquent and criticized loans, information about specific borrower situations, including their financial position and estimated collateral values, general economic and business conditions and collateral valuations, impact of competition on our underwriting terms and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate:

Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, the other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate through a charge to the allowance for loan losses, if necessary. The fair value is reduced for estimated selling expenses to net realizable value through a valuation allowance and the provision for losses is charged to noninterest expense. Subsequent write downs required by changes in estimated fair value or disposal expenses are recorded through the valuation allowance. Carrying costs of these properties, net of related income, and gains or losses on the sale from their disposition are also included in current operations as other noninterest expense.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Employee Benefit Plans:

Stock-based Compensation: The Company has an incentive compensation plan that allows the issuance of nonqualified stock options and restricted stock to employees and directors. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which was applied to periods prior to 2006.

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R, however, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant. However, compensation costs for restricted stock was recognized, based upon the fair value of the stock on the grant date, over the vesting period.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding share-based payment awards for the periods indicated. The amounts reported for 2005 and 2004 are as if the provisions of SFAS 123R had been applied and the amounts reported for 2006 are as reported on the Consolidated Statement of Income:

	For the Years Ended December 31,
	As Reported 2006	Pro Forma 2005	Pro Forma 2004
	(dollars in thousand, except per share amounts)
Net income as reported	$46,163	$31,771	$22,973
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	958	326	278
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(958)	(848)	(757)

Net income	46,163	31,249	22,494
Less preferred dividend requirements	—	—	(1,875)

Net income available to common stockholders	$46,163	$31,249	$20,619

Basic earnings per common share
As reported	$4.22	$3.16	$2.21
Pro forma	4.22	3.11	2.16
Diluted earnings per common share
As reported	$4.15	$3.09	$2.19
Pro forma	4.15	3.04	2.14

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allow participants to defer a portion of their base, commission, or incentive compensation. The amount of compensation deferred by the participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participants. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their approximate fair market value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities in the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other noninterest income on the Consolidated Statements of Income. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Income.

Derivative Instruments and Hedging Activities:

We use derivative financial instruments (derivatives), including interest rate exchange agreements and interest rate floor or collar agreements to assist in our interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on our Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings, in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when it is determined that the derivative is not, or will no longer be, effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income:

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale securities, and gains and losses associated with cash flow hedging instruments. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. Also, see Note 22—“Other Comprehensive Income” for further details.

New Accounting Standards:

On January 1, 2006, the Company adopted SFAS 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises the previously issued SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminated the intrinsic value method that the Company had previously used to account for the granting of employee stock options. SFAS 123R was adopted using the modified prospective method, recording compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remained outstanding at the date of adoption. See the section captioned “Employee Benefit Plans” included in this note to the consolidated financial statement and Note 14—“Stock-Based Compensation” for further information.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, however, earlier application is encouraged. The Company is currently evaluating the impact, if any, that adoption may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan and to recognize changes in the funded status in the year which the change occurs through other comprehensive income, net of tax. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. An entity will also be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will “more-likely-than-not” be sustained by a tax authority upon examination. FIN 48 also provides additional guidance on derecognition, interest and penalties, and disclosure of uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial statements of the Company.

In September 2006, the FASB ratified Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2007. The adoption of EITF 06-4 is not expected have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) on quantifying financial statement misstatements. SAB No. 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements beginning January 1, 2007. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2006 and 2005 was approximately $2.0 million and $2.1 million, respectively.

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$157,848	$—	$(2,257)	$155,591
Collateralized mortgage obligations	165,297	27	(3,885)	161,439
Mortgage-backed securities	207,275	953	(4,430)	203,798
State and municipal obligations	147,566	1,178	(762)	147,982

Total available-for-sale	677,986	2,158	(11,334)	668,810

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$678,261	$2,158	$(11,334)	$669,085

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government agency securities	$203,753	$—	$(3,396)	$200,357
Collateralized mortgage obligations	187,368	92	(4,360)	183,100
Mortgage-backed securities	166,592	136	(4,830)	161,898
State and municipal obligations	111,380	1,357	(1,614)	111,123

Total available-for-sale	669,093	1,585	(14,200)	656,478

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$669,368	$1,585	$(14,200)	$656,753

The following table summarizes, for investment securities with unrealized losses as of December 31, 2006 and 2005, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At December 31, 2006, the Company had 126 investment securities in an unrealized loss position. Of these securities, 55 securities have been in a loss position for 12 or more months. Management believes the declines in market value is attributed to changes in interest rates and not credit quality, and because the Company has both the intent and ability to hold all of these securities for the time necessary until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

	December 31, 2006
	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government agency securities	$—	$—	$155,591	$(2,257)	$155,591	$(2,257)
Collateralized mortgage obligations	—	—	157,008	(3,885)	157,008	(3,885)
Mortgage-backed securities	—	—	129,834	(4,430)	129,834	(4,430)
State and municipal obligations	67,293	(481)	16,292	(281)	83,585	(762)

Temporarily impaired securities – Available-for-sale	67,293	(481)	458,725	(10,853)	526,018	(11,334)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$67,293	$(481)	$458,725	$(10,853)	$526,018	$(11,334)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government agency securities	$25,386	$(185)	$174,971	$(3,211)	$200,357	$(3,396)
Collateralized mortgage obligations	96,399	(1,991)	81,521	(2,369)	177,920	(4,360)
Mortgage-backed securities	59,442	(1,068)	96,698	(3,762)	156,140	(4,830)
State and municipal obligations	62,141	(1,614)	—	—	62,141	(1,614)

Temporarily impaired securities – Available-for-sale	243,368	(4,858)	353,190	(9,342)	596,558	(14,200)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$243,368	$(4,858)	$353,190	$(9,342)	$596,558	$(14,200)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2006.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$74,027	$73,455
Due after one year through five years	87,472	85,926
Due after five years through ten years	21,581	21,991
Due after ten years	122,334	122,201
Collateralized mortgage obligations	165,297	161,439
Mortgage-backed securities	207,275	203,798

Totals	$677,986	$668,810

Held-to-maturity:
Due in one year or less	$250	$250
Due after one year through five years	25	25
Due after five years through ten years	—	—
Due after ten years	—	—

Totals	$275	$275

No gross gains were realized on the sale of available-for-sale investment securities in 2006, while gross gains of $127,000 and $397,000 were realized on the sale of investment securities classified as available-for-sale during 2005 and 2004. No gross losses were realized on the sale of available-for-sale investment securities in

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 and 2005, while gross losses of $253,000 were realized on the sale of available-for-sale investment securities in 2004.

Investment securities with an approximate book value of $366 million and $395 million at December 31, 2006 and 2005, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in FHLB and Federal Reserve Bank stock of $11.8 million and $12.9 million at December 31, 2006 and 2005, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

4. Loans

Loans classified by type at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Commercial and industrial	$770,863	$665,023
Commercial real estate secured	791,962	793,965
Real estate-construction	744,317	684,737
Residential real estate mortgages	62,453	63,789
Home equity loans and lines of credit	116,516	161,058
Consumer	13,237	14,972
Other loans	1,396	1,497

Gross loans	2,500,744	2,385,041
Less: Unearned discount	(59)	(110)

Total loans	2,500,685	2,384,931
Less: Allowance for loan losses	(37,516)	(37,481)

Loans, net	$2,463,169	$2,347,450

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts of nonperforming loans at December 31, 2006, 2005, and 2004 and the related interest on nonaccrual loans for the years then ended:

	2006	2005	2004
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$10,046	$2,615	$1,807
Recorded balance of nonaccrual loans, at end of year	23,111	10,834	12,286

Total nonperforming loans	$33,157	$13,449	$14,093

Restructured loans not included in nonperforming loans	$—	$—	$1,777
Interest on nonaccrual loans recognized in income	723	346	160
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	3,168	1,069	766

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

Information about the Company’s impaired loans at or for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$18,813	$26,605	$12,271
With no related allowance for loan loss	5,323	9,159	6,056

Total	$24,136	$35,764	$18,327

Allowance for loan losses related to impaired loans, at end of year	$2,528	$1,925	$1,067
Average balance of impaired loans for the year	33,928	27,678	20,797
Interest income recognized on impaired loans for the year	850	1,918	1,004

The Company provides several types of loans to its customers including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area. Furthermore, as of December 31, 2006, 69% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 consisted of the following:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$37,481	$37,484	$34,356
Provision for loan losses	6,000	5,523	10,083
Loans charged-off	(7,231)	(7,088)	(9,120)
Recoveries on loans previously charged-off	1,266	1,562	2,165

Net charge-offs	(5,965)	(5,526)	(6,955)

Balance at end of year	$37,516	$37,481	$37,484

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests totaled $49.4 million and $37.7 million at December 31, 2006 and 2005, respectively. During 2006 and 2005, new loans totaled $37.6 million and $36.0 million, respectively and repayments totaled $25.9 million and $31.1 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

5. Premises, Leasehold Improvements, and Equipment

Premises, leasehold improvements, and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Land and improvements	$1,158	$1,140
Buildings and improvements	5,759	4,734
Leasehold improvements	6,286	5,764
Furniture, fixtures and equipment	20,273	19,053

Total cost	33,476	30,691
Less accumulated depreciation and amortization	(18,677)	(15,586)

Net book value	$14,799	$15,105

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

During 2004, the Company reached an agreement to terminate the lease for its administrative offices on the second and third floors of its Wheeling facility that was originally scheduled to end in March 2010 for a cash payment and the transfer of a small parcel of land it owned near the site. In connection with this agreement, the Company recorded an additional charge of $984,000 in 2004 for the lease termination liability, the write-off the small parcel of land, and to accrue other transaction costs.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Real Estate and Repossessed Assets

Other real estate owned and repossessed assets totaled $412,000 and $1.1 million at December 31, 2006 and 2005, respectively. Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2006, 2005, and 2004, are as follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$99	$4	$7
Provision for losses on other real estate	216	148	71
Charge-offs	(185)	(53)	(74)

Balance at end of year	$130	$99	$4

7. Goodwill and Intangible Assets

At both December 31, 2006 and 2005, the Company has $23.2 million of goodwill which was created from the 1997 acquisition of the Bank. No additions or disposals to goodwill were recorded during 2006. In 2005, goodwill was reduced by $117,000 in connection with the sale of the land trust operations. In recording goodwill in 1997, the Company elected the composite useful life approach and aggregated existing intangible assets into goodwill. Intangible assets consisting of relationships with land trust customers were therefore, included in the original recognition of goodwill. In connection with the sale of the land trust operations in 2005, the amount of the goodwill relating to land trusts reduced the amount of the gain recognized. Goodwill is tested annually for impairment and as of July 1, 2006, the date of the most recent test, the Company determined that no impairment charge was necessary at that time.

At December 31, 2006 and 2005, the Company had no intangible assets. During 2005, in connection with the sale of the land trust operations, the remaining unamortized balance of intangible assets related to these operations of $51,000 was written off by reducing the amount of the gain recognized. Amortization expense for these intangible assets was $3,000 and $13,000 during the years ended December 31, 2005, and 2004, respectively.

8. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
NOW accounts	$82,484	$104,269
Savings accounts	59,523	73,173
Money market deposits	807,949	645,523
Time deposits:
Certificates of deposit of less than $100,000	187,436	206,951
Certificates of deposit of $100,000 or more	329,188	342,842
Out-of-local-market certificates of deposit	105,119	131,116
Brokered certificates of deposit	551,786	505,802
Public time deposits	68,580	69,679

Total time deposits	1,242,109	1,256,390

Total	$2,192,065	$2,079,355

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense on time deposits with balances of $100,000 or more was $11.5 million, $8.5 million, and $5.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2007	$874,198
2008	120,537
2009	18,832
2010	45,319
2011	95,547
Thereafter	87,676

Total	$1,242,109

9. Other Borrowings

Other borrowings at December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$126,415	3.21%	$150,746	2.34%
Term	100,000	5.12	100,000	4.60
Federal funds purchased	35,823	4.93	47,567	3.75
U.S. Treasury tax and loan note option	81	4.99	113	3.89

Total	$262,319	4.17%	$298,426	3.32%

Under the terms of the securities sold under agreements to repurchase, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. For overnight repurchase agreements, the Bank maintains control of the pledged securities, however, for the term repurchase agreement, the pledged securities are held by the counterparty. The term repurchase agreement, which matures in September 2007, carries a variable interest rate tied to 3-month LIBOR with a maximum rate of 5.12%.

Information concerning securities sold under agreements to repurchase for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

	2006	2005	2004
	(dollars in thousands)
Daily average balance during the year	$227,237	$203,595	$176,944
Daily average rate during the year	3.91%	2.34%	0.97%
Maximum amount outstanding at any month end	$276,134	$276,827	$223,404

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.25% below the average federal funds rate and are collateralized by a pledge of various investment securities. The Bank also participates in the U.S. Treasury Department’s Term Investment Option program whereby the Bank can obtain additional short-term funding from the U.S. Treasury at the prevailing short-term market rates and are collateralized by commercial loans.

At December 31, 2006, subject to available collateral, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $200 million and $750 million, respectively.

10. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Current tax expense (benefit):
Federal	$(2,344)	$17,146	$10,598
State	1,689	3,191	1,748

Total	(655)	20,337	12,346

Deferred tax expense (benefit):
Federal	2,054	(625)	(1,045)
State	636	(189)	12

Total	2,690	(814)	(1,033)

Applicable income taxes	$2,035	$19,523	$11,313

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2006, 2005, and 2004 to income before income taxes because of the following:

	2006	2005	2004
	(in thousands)
Federal income tax expense at statutory rate	$16,869	$17,953	$12,000
Increase (decrease) in taxes resulting from:
Addition (reversal) of allocated tax reserves	(14,643)	535	(1,056)
Tax-exempt interest income, net of disallowed interest deduction	(1,834)	(955)	(725)
State taxes, net	1,511	1,951	1,144
Other, net	132	39	(50)

Total	$2,035	$19,523	$11,313

During 2006, income tax expense was reduced by the recognition of a $15.5 million of tax benefit relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required primarily as a result of the expiration of the of the statute of limitations of the Company’s 2002 federal income tax return and the results of examinations in 2006 by taxing authorities with respect to other tax years. The tax uncertainty principally related to the Company’s 2002 litigation settlement charge of $61.9 million. While the Company did not recognize any income

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax benefit of this charge for financial reporting purposes, it did deduct a portion of the settlement ($28.7 million) on its 2002 income tax return, because it believed that a portion of the settlement that related to specific settled claims was more likely than not deductible as an ordinary and necessary business expense. This degree of certainty was not sufficient to recognize an income tax benefit for financial reporting purposes. In addition, state tax expense in 2006 was reduced by refunds of prior years’ state income taxes totaling $443,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
	(in thousands)
Deferred Tax Assets:
Fixed assets, principally due to differences in depreciation	$647	$155
Loans, principally due to allowance for loan losses	14,952	15,024
Deferred income, principally net loan origination fees	1,635	2,035
Brokered CD swaps	—	1,993
Employee benefits	3,959	2,651
Deferred rent	1,280	913

Gross deferred tax assets	22,473	22,771

Deferred Tax Liabilities:
Brokered CD swaps	(2,290)	—
Discount accretion	(64)	(41)
Other	(516)	(437)

Gross deferred tax liabilities	(2,870)	(478)

Subtotal	19,603	22,293

Tax effect of other comprehensive income	3,546	4,965

Net deferred tax assets	$23,149	$27,258

Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2006 or 2005.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Notes Payable and FHLB Advances

Notes payable: At December 31, 2006, the Company has a $20.0 million revolving credit facility that has not been drawn upon. The facility matures on November 27, 2007, and is secured by the Company’s pledge of its capital stock of the Bank and includes certain restrictions in the event of default. Interest on any drawn upon amounts would be, at the Company’s election, at the prime rate less 1.00% or LIBOR less 1.15%. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2006, the Company was in compliance with these covenants.

FHLB advances: FHLB advances at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Cole Taylor Bank:
FHLB advance – 4.30%, due January 10, 2011, callable after January 8, 2002	$—	$25,000
FHLB advance – 4.55%, due January 10, 2011, callable after January 8, 2003	—	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate at December 31, 2006 was 5.48%; due April 7, 2008	30,000	—
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.755%; interest rate at December 31, 2006 was 5.628%, due July 13, 2008	25,000	—

Total FHLB advances	80,000	75,000

Total notes payable and FHLB advances	$80,000	$75,000

At December 31, 2006, the FHLB advances were collateralized by $71.1 million of investment securities and a blanket lien on $235.8 million of qualified first-mortgage residential and home equity loans. At December 31, 2005, the FHLB advances were collateralized by $65.8 million of investment securities and a blanket lien on $118.0 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2006, the Bank had additional borrowing capacity at the FHLB of $141.7 million. The weighted average interest rate at December 31, 2006 and 2005 was 5.32% and 4.56%, respectively.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2006:

Year	Amount
(in thousands)
2007	$25,000
2008	55,000
2009	—
2010	—
2011	—
2012 and thereafter	—

Total	$80,000

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2006 and 2005:

	TAYC Capital Trust I	TAYC Capital Trust II
Issuance Date	October 2002	June 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2005	$46,400	$41,238
At December 31, 2006	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2005	$45,000	$40,000
At December 31, 2006	44,000	40,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debentures were 8.04% and 7.18% at December 31, 2006 and 2005, respectively. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of certain unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

In October 2002, the Company formed TAYC Capital Trust I, a wholly owned subsidiary and a Delaware statutory trust to issue $45.0 million of trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of 9.75% junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust I are the Company’s junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. The Company may redeem all or part of these debentures at any time on or after October 21, 2007, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of certain unfavorable changes in certain laws or regulations. In 2006, the Company purchased $1.0 million of the trust preferred securities issued by TAYC Capital Trust I from an unrelated third party. The Company exchanged the trust preferred securities it had purchased and a proportional amount of common securities issued by TAYC Capital Trust I, for $1.03 million of the Company’s junior subordinated debentures issued to TAYC Capital Trust I.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over thirty years, or through the maturity dates, to interest expense using the straight-line method. At December 31, 2006, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.7 million and $431,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

The Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2006 and 2005.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2006, 2005 and 2004, contributions paid to the Plans were $2.3 million, $1.9 million, and $2.3 million, respectively. The ESOP owned 299,103 shares and 309,518 shares of the Company’s common stock as of December 31, 2006 and 2005, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2006, all shares of Company common stock owned by the ESOP were allocated to plan participants.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $5.6 million and $4.4 million at December 31, 2006 and 2005, respectively.

14. Stock-Based Compensation

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock-based compensation awards. Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. During the term of the Plan, on the first day of each calendar year the number of shares reserved for issuance under the Plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year, over the number of shares remaining available for awards at that time. As of December 31, 2006, 1,793,952 shares of common stock were authorized for use in the Plan and 237,742 shares were available for future grants. In accordance with the provision in the Plan that increases the number of common shares reserved on the first day of each calendar year, as of January 1, 2007, 333,932 shares of Company common stock were available for future grants. The Company uses newly-issued shares of common stock for grants of restricted stock or upon the exercise of stock options.

The following table presents, for the periods indicated, stock-based compensation expense recognized on the Consolidated Income Statements under SFAS 123R:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Recorded Compensation Expense for:
Restricted Stock	$671	$537	$461
Stock Options	906	—	—

	$1,577	$537	$461

Income Tax Benefit for:
Restricted Stock	$(264)	$(211)	$(183)
Stock Options	(355)	—	—

	$(619)	$(211)	$(183)

Recorded Net Expense for:
Restricted Stock	$407	$326	$278
Stock Options	551	—	—

	$958	$326	$278

The following table provides the amount of compensation expense related to stock options that the Company would have incurred had the Company not applied the intrinsic value method of accounting for stock options under APB 25 during 2005 and 2004:

	For the Years Ended December 31,
	2005	2004
	(in thousands)
Pro Forma Stock Option Expense	$860	$793
Pro Forma Income Tax Benefit	(338)	(314)

Net Pro Forma Expense	$522	$479

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company recognized compensation costs for these awards over the requisite service period for the entire award on a straight-line basis. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the year ended December 31, 2006 included compensation expense for share-based

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Income during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

The following is a summary of stock option activity for the year ended December 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	765,088	$23.30
Granted	114,122	37.51
Exercised	(126,267)	21.19
Forfeited	(52,020)	31.97
Expired	(1,375)	26.59

Outstanding at December 31, 2006	699,548	$25.34	6.2	$7,967

Exercisable at December 31, 2006	342,221	$21.52	5.1	$5,166

In connection with stock options exercised during 2006, the Company received $2.7 million of cash from the settlement of the options on the exercised awards. In addition, the Company recorded a tax benefit from these exercises during the year ended December 31, 2006, of $843,000. Plan participants realized an intrinsic value of $2.2 million from the exercise of these stock options during 2006. In comparison, Plan participants realized an intrinsic value of $2.3 million and $1.0 million from the exercise of stock options during 2005 and 2004, respectively. As of December 31, 2006, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $2.2 million and the weighted average period which these costs are expected to be recognized over is approximately 2.8 years.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	113,908	$29.42
Granted	52,800	36.48
Vested	(18,974)	22.24
Forfeited	(23,425)	33.34

Nonvested at December 31, 2006	124,309	$32.77

During 2006, the Company recorded a $100,000 tax benefit from the vesting of restricted stock awards. The fair value of restricted stock awards that vested during 2006 was $670,000, compared to $959,000 and $193,000 during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2006, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.8 million, and the weighted average period during which these costs are expected to be recognized over is approximately 3.8 years.

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

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. For grants in 2006, the expected volatility input into the model takes into account the historical volatility of the Company common stock over the period that it has been publicly traded and the historical volatility over the expected term of the option of the common stock of a publicly-traded peer group. The expected volatility for grants prior to 2006 was based upon estimates of volatility of Company common stock considering that prior to October 2002 the common stock was not publicly traded. The expected dividend yield assumption is based upon the Company’s historical dividend payout. For options granted in 2006, the Company used the methodology specified in SAB 107 in determining the expected life of the awards. This

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodology takes into account the vesting periods and the contractual term of the award. For grants prior to 2006, the expected life was estimated considering that exercise behaviors were impacted by the limited history of public trading of the Company’s common stock.

The following are the significant assumptions used to determine the fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
Grant date fair value per share	$11.76	$9.12	$6.03
Significant assumptions:
Risk-free interest rate at grant date	4.40%	4.23%	3.40%
Expected stock price volatility	27.50%	19.47%	16.02%
Expected dividend payout	0.64%	0.77%	0.92%
Expected option life, in years	5.25	7.00	7.00

15. Stockholders’ Equity

At both December 31, 2006 and 2005, the authorized capital stock of the Company is 23 million shares, of which 18 million shares are common stock, par value $0.01 per share, and 5 million are preferred shares, par value $0.01 per share. In September 2005, the authorized capital stock of the Company was reduced. Prior to the reduction, the authorized capital stock of the Company consisted of 30 million shares, of which 25 million shares were common stock, par value $0.01 per share, and 5 million were preferred shares, par value $0.01 per share.

Common stock:

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company’s Board of Directors may determine. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2006 and 2005, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2006 and 2005, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2006, there were no conditions or events since that notification that management believes have changed the institution’s category.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$372,451	13.35%	>$223,140	>8.00%	>$278,925	>10.00%
Cole Taylor Bank	334,293	12.01	>222,706	>8.00	>278,382	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$337,553	12.10%	>$111,570	>4.00%	>$167,355	>6.00%
Cole Taylor Bank	299,462	10.76	>111,353	>4.00	>167,029	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$337,553	10.17%	>$132,825	>4.00%	>$166,031	>5.00%
Cole Taylor Bank	299,462	9.04	>132,488	>4.00	>165,610	>5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$281,480	10.44%	>$107,847	>4.00%	>$161,770	>6.00%
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$281,480	8.90%	>$126,475	>4.00%	>$158,094	>5.00%
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2006, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $84.6 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2006, 2005, and 2004 was approximately $4.7 million, $4.5 million, and $4.6 million, respectively.

In January 2007, the Company entered into a new operating lease and will move its administrative offices currently located on West Washington to the new space when the existing lease at West Washington expires in December 2007. Estimated future minimum rental commitments under all operating leases as of December 31, 2006 are as follows, adjusted for the new operating lease for the West Washington space:

Year	Amount
(in thousands)
2007	$3,227
2008	2,984
2009	3,381
2010	3,343
2011	3,416
Thereafter	19,301

Total	$35,652

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, the contractual amounts were as follows:

	2006	2005
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$914,662	$925,458
Financial guarantees:
Financial standby letters of credit	56,885	55,130
Performance standby letters of credit	53,304	55,487

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

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a nonfinancial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A liability is recognized if it is probable that it has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees.

18. Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate exchange contracts (“swaps”) and interest rate floor and collar agreements, to assist in interest rate risk management. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Under an interest rate floor agreement, in the event a specified floating-rate index decreases below a pre-determined interest rate floor level, the Company will receive an amount, from the counterparty, equal to the difference between the floor level and the current floating-rate index computed based upon the notional amount. In an interest rate collar agreement, a pre-determined floor and ceiling interest rate levels are set with the counterparty. If the specified floating-rate index decreases below the interest rate floor level, the Company will receive an amount equal to the difference between the floor level and the current floating-rate index, computed based upon the notional amount. If the specified floating-rate index increases above the interest rate ceiling level, the Company will pay an amount equal to the difference between the current floating-rate index and the ceiling level, computed based upon the notional amount. For all types of these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor or collar payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

The Company has used these types of derivative agreements in the interest rate risk management of its portfolio of prime-based loans and its portfolio of brokered certificates of deposit. The following table describes

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the derivative instruments outstanding at both December 31, 2006 and 2005 related to the Company’s portfolio of prime-based loans (dollars in thousands):

	Notional Amount				Fair Value
Product	Dec. 31, 2006	Dec. 31, 2005	Strike Rates	Maturity	Dec. 31, 2006	Dec. 31, 2005
Prime Swap	$—	$50,000	6.04%	9/2/2007	$—	$(1,343)
Prime Floor	100,000	100,000	5.50%	6/30/2010	75	211
Prime Floor	100,000	100,000	6.25%	7/12/2010	193	507
Prime Collar	150,000	—	7.75% and 8.505%	5/5/2009	587	—
Prime Collar	150,000	—	7.75% and 8.585%	5/5/2010	1,094	—

Total	$500,000	$250,000

At December 31, 2005, the Company had a three-year interest rate swap, with a notional amount of $50.0 million, to hedge the variability in cash flows on certain prime-based commercial loans. Under the terms of the interest rate swap, the Company received a fixed interest rate of 6.04% and paid a floating rate based upon the prime-lending rate until the agreement’s scheduled. This contract was accounted for as a cash flow hedge and was highly effective, over the life of the swap, in hedging the variability of cash flows on prime-based loans due to movements in the prime-lending rate. Net cash settlements for this interest rate swap were reported as a reduction of loan interest income of $254,000 and $24,000 in 2006 and 2005, respectively. The Company terminated this agreement in May 2006. The fair value of the interest rate swap at termination was $1.4 million. The loss realized upon termination was deferred and is amortized as a reduction of loan interest income over what would have been the remaining life of the derivative, which was scheduled to mature in September 2007. During 2006, $722,000 of this deferred loss was amortized as a reduction in loan interest income and the remaining $722,000 of the deferred loss will be amortized in 2007.

During 2005, the Company entered into two interest rate floor agreements, each with a notional amount of $100.0 million. Each of the floor agreements was originally designated as a cash flow hedge against interest receipts from prime-based loans. In May 2006, the Company de-designated the floor agreement with the floor interest rate of 5.50%. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, will be amortized to loan interest income over the remaining four year term of the floor. During 2006, $7,000 of the balance in accumulated other comprehensive income was reclassed as a reduction in loan interest income and $76,000 is expected to be reclassified in 2007. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During 2006 the increase in the fair value of this de-designated floor of $36,000 was reflected in noninterest income. The Company did not receive any payments in 2005 or 2006 under this floor agreement.

During 2006, the Company entered into two interest rate collar agreements, each with a notional amount of $150.0 million, to hedge the variability in cash flow on certain prime-based commercial loans. One of the collars has a floor interest rate of 7.75% and a ceiling interest rate of 8.505% and is scheduled to mature in May 2009. The second collar agreement has a floor interest rate of 7.75% and a ceiling interest rate of 8.585% and is scheduled to mature in May 2010.

The Company has designated the floor agreement with a floor interest rate of 6.25%, and the two prime collars entered into during 2006 as cash flow hedges against interest receipts from prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain or loss recorded in other comprehensive income in stockholder’s equity, net of tax. All of the cash flow hedges have been highly effective. The Company has not received payments or made payments under the designated floor or collars in 2005 or 2006. The premium on the floor is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. During 2006, loan interest income was reduced by $44,000 for amortization of the floor premium, and $193,000 of amortization is expected for 2007. The collars were entered into at no cost to the Company.

During 2003, the Company terminated, with the original counterparties, interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. The Company had accounted for these transactions as cash flow hedges, and the resulting gain on termination, which totaled $1.4 million, was deferred and recorded in accumulated other comprehensive income in stockholders’ equity. The amount of the deferred gain included in accumulated other comprehensive income at December 31, 2006 and 2005, was $326,000 and $498,000, respectively, net of tax. This deferred gain will be reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2006 and 2005, $172,000 of this deferred gain was reclassified into interest income during each year. In addition, $197,000 of this deferred gain is expected to be reclassified into interest income during 2007.

The Company has also used interest rate swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR.

The following table sets forth the activity in the notional amounts and fair value of the CD swaps during 2006 and 2005:

	CD Swaps		Weighted Averages
	Notional Amount	Fair Value	Receive Rate	Pay Rate	Life in Years
	(in thousands)
Balance at Dec. 31, 2004	$130,000	$(2,001)	3.15%	2.21%	5.7
Additions	190,000
Terminations\calls	—

Balance at Dec. 31, 2005	320,000	(7,140)	4.09%	4.30%	4.8
Additions	20,000
Maturities	(10,000)
Terminations	(330,000)

Balance at Dec. 31, 2006	$—

In May 2006, the Company terminated all of the $330.0 million notional amount of CD swaps that had been used as fair value hedges against brokered CDs. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative expense included in noninterest income. Upon termination, the associated cumulative fair value adjustment to the hedged brokered CDs of $3.7 million is being amortized into deposit interest expense over the remaining life of the CDs using an effective yield method. During 2006, $587,000 of this fair value adjustment was amortized as additional deposit interest expense, and $804,000 of this adjustment is expected to be amortized in 2007.

Prior to November 18, 2005, these transactions did not qualify for fair value hedge accounting under SFAS 133. On November 18, 2005, the Company designated a portion of these CD swaps as fair value hedges. As fair

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value hedges, the net cash settlements from the designated swaps were reported as part of net interest income. In addition, the Company recognized in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps was reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs.

Prior to November 18, 2005 and for the portion of CD swaps that are not designated as fair value hedges, the Company reported the net cash settlements and the change in the fair value of these CD swaps as separate components of noninterest income. The fair value of the CD swaps was reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities.

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

Investment in FHLB and Federal Reserve Bank stock:

The fair value of these investments in FHLB and Federal Reserve Bank Stock equals its book value as these stocks can only be sold back to the FHLB, Federal Reserve Bank, or other member banks at their par value per share.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Borrowings:

The carrying amount of overnight securities sold under agreements to repurchase, federal funds purchased, and the U.S. Treasury tax and loan note option, approximates fair value, as the maturities of these borrowings are short-term. Securities sold under agreements to repurchase with original maturies over one year have been valued at the present values of future cash flows using rates which approximate current market rates for instruments of like maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$134,920	$134,920	$161,065	$161,065
Investments	669,085	669,085	656,753	656,753
Loans, net of allowance	2,463,169	2,452,554	2,347,450	2,341,199
Investment in FHLB and Federal Reserve Bank stock	11,805	11,805	12,946	12,946
Accrued interest receivable	19,174	19,174	19,118	19,118
Derivative financial instruments	1,949	1,949	718	718
Other assets	5,626	5,626	4,379	4,379

Total financial assets	$3,305,728	$3,295,113	$3,202,429	$3,196,178

Financial Liabilities:
Deposits without stated maturities	$1,397,818	$1,397,818	$1,287,254	$1,287,254
Deposits with stated maturities	1,242,109	1,242,109	1,256,390	1,256,390
Other borrowings	262,319	263,158	298,426	299,180
Notes payable and FHLB advances	80,000	79,924	75,000	73,867
Accrued interest payable	14,405	14,405	9,794	9,794
Derivative financial instruments	—	—	8,483	8,483
Junior subordinated debentures	86,607	87,533	87,638	92,000

Total financial liabilities	$3,083,258	$3,084,947	$3,022,985	$3,026,968

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	209	209	311	311

Total off-balance-sheet financial instruments	$209	$209	$311	$311

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005
ASSETS
Noninterest-bearing deposits with subsidiary Bank	$34,934	$34,521
Investment in bank subsidiary	317,102	280,861
Investment in non-bank subsidiaries	2,616	2,646
Other assets	5,360	4,547

Total assets	$360,012	$322,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$2,213	$15,619
Notes payable	—	—
Junior subordinated debentures	86,607	87,638
Stockholders’ equity	271,192	219,318

Total liabilities and stockholders’ equity	$360,012	$322,575

STATEMENTS OF INCOME

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Income:
Dividends from subsidiary Bank	$10,000	$6,000	$8,000
Dividends from non-bank subsidiary	232	211	164

Total income	10,232	6,211	8,164

Expenses:
Interest	7,815	7,577	5,507
Salaries and employee benefits	2,203	2,374	1,655
Legal fees, net	705	717	624
Other	2,130	2,459	2,931

Total expenses	12,853	13,127	10,717

Loss before income taxes, equity in undistributed net income of subsidiaries	(2,621)	(6,916)	(2,553)
Income tax benefit	18,538	4,598	5,209
Equity in undistributed net income of subsidiaries	30,246	34,089	20,317

Net income	$46,163	$31,771	$22,973

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$46,163	$31,771	$22,973
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of stock-based compensation	806	184	21
Equity in undistributed net income of subsidiaries	(30,246)	(34,089)	(20,317)
Other, net	(659)	38	81
Changes in assets and liabilities:
Other assets	(805)	783	554
Other liabilities	(13,862)	278	(715)

Net cash (used in) provided by operating activities	1,397	(1,035)	2,597

Cash flows from investing activities:
Investment in TAYC Capital Trust II	—	—	(1,239)
Redemption of shares of TAYC Capital Trust I	31	—	—
Other, net	(8)	(10)	17

Net cash used in investing activities	23	(10)	(1,222)

Cash flows from financing activities:
Repayments of notes payable	—	(10,500)	—
Proceeds from issuance of junior subordinated debentures	—	—	41,238
Repurchase of junior subordinated debentures	(1,031)	—	—
Dividends paid	(2,651)	(2,402)	(4,159)
Proceeds from the issuance of common stock, net	—	38,950	—
Redemption of Series A preferred stock	—	—	(38,250)
Proceeds from the exercise of employee stock options	2,675	2,637	2,552

Net cash provided by (used in) financing activities	(1,007)	28,685	1,381

Net increase in cash and cash equivalents	413	27,640	2,756
Cash and cash equivalents, beginning of year	34,521	6,881	4,125

Cash and cash equivalents, end of year	$34,934	$34,521	$6,881

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income for the years ended December 31, 2006, 2005, and 2004:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2004:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(6,744)	$2,360	$(4,384)
Less: reclassification adjustment for gains included in net income	(144)	51	(93)

Change in unrealized losses on available-for-sale securities, net of reclassification adjustment	(6,888)	2,411	(4,477)
Change in net unrealized loss from cash flow hedging instruments	(520)	182	(338)
Change in deferred gain and losses from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(7,673)	$2,686	$(4,987)

Year ended December 31, 2005:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(11,259)	$3,941	$(7,318)
Less: reclassification adjustment for gains included in net income	(127)	44	(83)

Change in unrealized losses on available-for-sale securities, net of reclassification adjustment	(11,386)	3,985	(7,401)
Change in net unrealized gain (loss) from cash flow hedging instruments	(1,815)	635	(1,180)
Change in deferred gain and losses from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(13,466)	$4,713	$(8,753)

Year ended December 31, 2006:
Change in unrealized losses on available-for-sale securities	$3,439	$(827)	$2,612
Change in net unrealized gain (loss) from cash flow hedging instruments	3,132	(1,127)	2,005
Change in deferred gain and losses from termination of cash flow hedging instruments	(1,530)	535	(995)

Other comprehensive income	$5,041	$(1,419)	$3,622

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share. For the years ended December 31, 2006 and 2004, stock options outstanding to purchase 207,921 and 210,150 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive. All stock options outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2005.

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except share and per share amounts)
Net income	$46,163	$31,771	$22,973
Preferred dividend requirements	—	—	(1,875)

Net income available to common stockholders	$46,163	$31,771	$21,098

Weighted average common shares outstanding	10,940,162	10,045,358	9,539,242
Dilutive effect of stock options	178,656	241,289	105,273

Diluted weighted average common shares outstanding	11,118,818	10,286,647	9,644,515

Basic earnings per common share	$4.22	$3.16	$2.21
Diluted earnings per common share	$4.15	$3.09	$2.19

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Taylor Capital Group, Inc. and its subsidiaries (Taylor Capital) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Taylor Capital’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Taylor Capital maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’

equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 15, 2007

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007.

Item 11. Executive Compensation

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007.

Item 14. Principal Accountant Fees and Services

Information with by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007.

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

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001. (incorporated by reference from Exhibit 10.16 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference from Exhibit 10.17 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

Exhibit Number	Description of Exhibits

10.3	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.20 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158))*.

10.4	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000 (incorporated by reference from Exhibit 10.21 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.5	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000 (incorporated by reference from Exhibit 10.22 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.6	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001 (incorporated by reference from Exhibit 10.23 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.7	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998 (incorporated by reference from Exhibit 10.24 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.8	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.25 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.9	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.10	Form of Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.42 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.11	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan (incorporated by reference from Exhibit 10.52 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.12	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan (incorporated by reference from Exhibit 10.53 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.13	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.54 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.14	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.55 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.15	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

Exhibit Number	Description of Exhibits

10.16	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.17	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.18	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.19	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.20	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference from Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.21	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of November 26, 2002).

10.22	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference from Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.23	Form of Amended and Restated Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.24	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.25	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998 (incorporated by reference from Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.26	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).*

10.27	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003 (incorporated by reference from Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.28	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

10.29	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

Exhibit Number	Description of Exhibits

10.30	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.31	Employment Letter from Taylor Capital Group, Inc. to Daniel C. Stevens dated December 1, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 1, 2004).*

10.32	Third Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 9, 2004, effective as of November 27, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 9, 2004).

10.33	Master Agreement by and between Cole Taylor Bank and DMCB, LLC dated September 8, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.34	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 12, 2004 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.35	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 15, 2004 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.36	Sublease by and between Cole Taylor Bank and Arbor Acquisitions, Inc. dated November 19, 2004 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.37	Form of Non-Employee Director Restricted Stock Award (incorporated by reference from Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.38	Form of Officer and Employee Restricted Stock Award (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.39	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.40	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.41	Tenth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

10.42	Eleventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

Exhibit Number	Description of Exhibits

10.43	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

10.44	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.45 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

10.45	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated January 12, 2006, effective as of November 27, 2005 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of January 12, 2006).

10.46	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 28, 2006, effective as of November 27, 2006.

10.47	Separation and Settlement Agreement and General Release by and between Daniel C. Stevens, Taylor Capital Group, Inc., and Cole Taylor Bank, dated October 5, 2006 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed October 5, 2006).*

10.48	Office Lease by and between GQ 225 Washington, LLP, a Delaware limited liability partnership as Landlord and Cole Taylor Bank, an Illinois banking corporation as Tenant (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above

(c)	Financial Statement Schedules

See Item 15(a)(2) above

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on the 15th day of March 2007.

TAYLOR CAPITAL GROUP, INC.

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/S/ BRUCE W. TAYLOR Bruce W. Taylor	Chief Executive Officer, President and Chairman of the Board	March 15, 2007

/s/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 15, 2007

/s/ RONALD EMANUEL Ronald Emanuel	Director	March 15, 2007

/s/ EDWARD MCGOWAN Edward McGowan	Director	March 15, 2007

/s/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 15, 2007

/s/ MELVIN E. PEARL Melvin E. Pearl	Director	March 15, 2007

/s/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 15, 2007

/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 15, 2007

/s/ RICHARD W. TINBER Richard W. Tinberg	Director	March 15, 2007

/s/ MARK L. YEAGER Mark L. Yeager	Director	March 15, 2007