Form 10-Q
period 2007-03-31
TAYLOR CAPITAL GROUP INC
filed 2007-05-08
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2007, there were 11,128,142 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,110	$61,566
Federal funds sold	—	48,400
Short-term investments	2,067	24,954

Total cash and cash equivalents	49,177	134,920

Investment securities:
Available-for-sale, at fair value	627,849	668,810
Held-to-maturity, at amortized cost (fair value of $275 at March 31, 2007 and December 31, 2006, respectively)	275	275
Loans, net of allowance for loan losses of $38,330 and $37,516 at March 31, 2007 and December 31, 2006, respectively	2,463,178	2,463,169
Premises, leasehold improvements and equipment, net	14,259	14,799
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,805	11,805
Other real estate and repossessed assets, net	351	412
Goodwill	23,237	23,237
Other assets	63,029	62,240

Total assets	$3,253,160	$3,379,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$375,699	$447,862
Interest-bearing	2,116,674	2,192,065

Total deposits	2,492,373	2,639,927
Other borrowings	275,834	262,319
Accrued interest, taxes and other liabilities	40,128	39,622
FHLB advances	80,000	80,000
Junior subordinated debentures	86,607	86,607

Total liabilities	2,974,942	3,108,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,449,649 and 11,454,066 shares issued at March 31, 2007 and December 31, 2006, respectively; 11,126,642 and 11,131,059 shares outstanding at March 31, 2007 and December 31, 2006, respectively	115	115
Surplus	195,247	194,687
Retained earnings	93,254	89,045
Accumulated other comprehensive loss, net	(3,341)	(5,598)
Treasury stock, at cost, 323,007 shares	(7,057)	(7,057)

Total stockholders’ equity	278,218	271,192

Total liabilities and stockholders’ equity	$3,253,160	$3,379,667

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$48,180	$43,772
Interest and dividends on investment securities:
Taxable	5,775	5,933
Tax-exempt	1,530	1,301
Interest on cash equivalents	521	449

Total interest income	56,006	51,455

Interest expense:
Deposits	23,724	18,165
Other borrowings	2,799	2,508
FHLB advances	1,064	855
Junior subordinated debentures	1,964	1,908

Total interest expense	29,551	23,436

Net interest income	26,455	28,019
Provision for loan losses	3,600	900

Net interest income after provision for loan losses	22,855	27,119

Noninterest income:
Service charges	1,810	1,880
Trust and investment management fees	952	931
Loan syndication fees	—	500
Other derivative income	24	582
Other noninterest income	476	597

Total noninterest income	3,262	4,490

Noninterest expense:
Salaries and employee benefits	9,614	10,335
Occupancy of premises	1,886	2,015
Furniture and equipment	874	992
Legal fees, net	807	239
Other professional services	681	423
Computer processing	440	416
Advertising and public relations	343	136
Other noninterest expense	3,417	3,230

Total noninterest expense	18,062	17,786

Income before income taxes	8,055	13,823
Income tax expense	2,733	4,965

Net income	$5,322	$8,858

Basic earnings per common share	$0.48	$0.81
Diluted earnings per common share	0.48	0.80

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$—	$115	$194,687	$—	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	339	—	—	—	—	339
Exercise of stock options	—	—	146	—	—	—	—	146
Tax benefit on stock options exercised and stock awards	—	—	75	—	—	—	—	75
Comprehensive income:
Net income	—	—	—	—	5,322	—	—	5,322
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	1,784	—	1,784
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	337	—	337
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	136	—	136

Total comprehensive income								7,579

Common stock dividends— $0.10 per share	—	—	—	—	(1,113)	—	—	(1,113)

Balance at March 31, 2007	$—	$115	$195,247	$—	$93,254	$(3,341)	$(7,057)	$278,218

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	413	—	—	—	—	413
Exercise of stock options	—	—	442	—	—	—	—	442
Tax benefit on stock options exercised and stock awards	—	—	210	—	—	—	—	210
Comprehensive income:
Net income	—	—	—	—	8,858	—	—	8,858
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(3,249)	—	(3,249)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(309)	—	(309)
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(43)	—	(43)

Total comprehensive income								5,257

Common stock dividends— $0.06 per share	—	—	—	—	(660)	—	—	(660)

Balance at March 31, 2006	$—	$113	$190,559	$—	$54,186	$(12,821)	$(7,057)	$224,980

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,322	$8,858
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(24)	(582)
Amortization of premiums and discounts, net	25	360
Deferred loan fee amortization	(1,009)	(1,421)
Provision for loan losses	3,600	900
Depreciation and amortization	842	903
Deferred income taxes	(636)	(1,693)
Losses on other real estate	14	10
Tax benefit on stock options exercised or stock awards	75	210
Excess tax benefit on stock options exercised and stock awards	(47)	(156)
Other, net	894	(232)
Changes in other assets and liabilities:
Accrued interest receivable	(768)	(576)
Other assets	(697)	(135)
Accrued interest, taxes and other liabilities	984	2,746

Net cash provided by operating activities	8,575	9,192

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(64,226)
Proceeds from principal payments and maturities of available-for-sale securities	43,867	11,445
Net increase in loans	(2,600)	(7,169)
Net additions to premises, leasehold improvements and equipment	(302)	(775)
Net proceeds from sales of other real estate	47	915

Net cash provided by (used in) investing activities	41,012	(59,810)

Cash flows from financing activities:
Net decrease in deposits	(147,925)	(47,974)
Net increase in other borrowings	13,515	10,297
Proceeds from exercise of employee stock options	146	442
Excess tax benefit on stock options exercised and stock awards	47	156
Dividends paid	(1,113)	(658)

Net cash used in financing activities	(135,330)	(37,737)

Net decrease in cash and cash equivalents	(85,743)	(88,355)
Cash and cash equivalents, beginning of period	134,920	161,065

Cash and cash equivalents, end of period	$49,177	$72,710

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,968	$23,306
Income taxes	1,350	322

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$1,784	$(3,249)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three month period ended March 31, 2007 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored enterprise securities	$130,754	$—	$(1,536)	$129,218
Collateralized mortgage obligations	156,945	28	(2,780)	154,193
Mortgage-backed securities	198,832	1,125	(3,648)	196,309
State and municipal obligations	147,564	1,159	(594)	148,129

Total available-for-sale	634,095	2,312	(8,558)	627,849

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$634,370	$2,312	$(8,558)	$628,124

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored enterprise securities	$157,848	$—	$(2,257)	$155,591
Collateralized mortgage obligations	165,297	27	(3,885)	161,439
Mortgage-backed securities	207,275	953	(4,430)	203,798
State and municipal obligations	147,566	1,178	(762)	147,982

Total available-for-sale	677,986	2,158	(11,334)	668,810

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$678,261	$2,158	$(11,334)	$669,085

3. Loans:

Loans classified by type at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Commercial and industrial	$805,291	$770,863
Commercial real estate secured	789,063	791,962
Real estate-construction	723,237	744,317
Residential real estate mortgages	62,571	62,453
Home equity loans and lines of credit	107,734	116,516
Consumer	12,696	13,237
Other loans	968	1,396

Gross loans	2,501,560	2 ,500,744
Less: Unearned discount	(52)	(59)

Total loans	2,501,508	2,500,685
Less: Allowance for loan losses	(38,330)	(37,516)

Loans, net	$2,463,178	$2,463,169

Nonaccrual and impaired loans at March 31, 2007 were $24.7 million and $30.7 million, respectively, as compared to $23.1 million and $24.1 million at December 31, 2006, respectively.

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
NOW accounts	$78,795	$82,484
Savings accounts	56,856	59,523
Money market deposits	776,515	807,949

Time deposits:
Certificates of deposit of less than $100,000	181,697	187,436
Certificates of deposit of $100,000 or more	327,418	329,188
Out-of-local-market certificates of deposit	112,840	105,119
Brokered certificates of deposit	511,253	551,786
Public time deposits	71,300	68,580

Total time deposits	1,204,508	1,242,109

Total	$2,116,674	$2,192,065

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Par value of brokered CDs	$516,158	$557,062
Unamortized broker placement fees	(1,998)	(2,146)
Fair value adjustment	(2,907)	(3,130)

Total	$511,253	$551,786

5. Other Borrowings:

Other borrowings at March 31, 2007 and December 31, 2006 consisted of the following:

	Mar. 31, 2007	Dec. 31, 2006
	(in thousands)
Securities sold under agreements to repurchase:
Overnight	$108,477	$126,415
Term	100,000	100,000
Federal funds purchased	67,353	35,823
U.S. Treasury tax and loan note option	4	81

Total	$275,834	$262,319

6. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax

	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$2,930	$(1,146)	$1,784	$(4,999)	$1,750	$(3,249)
Change in net unrealized gain/(loss) from cash flow hedging instruments	548	(211)	337	(477)	168	(309)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	210	(74)	136	(66)	23	(43)

Other comprehensive income/(loss)	$3,688	$(1,431)	$2,257	$(5,542)	$1,941	$(3,601)

7. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For the three month periods ended March 31, 2007 and 2006, stock options outstanding to purchase 196,166 and 111,459 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended March 31
	2007	2006
	(dollars in thousands, except per share amounts)
Net income	$5,322	$8,858

Weighted average common shares outstanding	11,012,124	10,874,419
Dilutive effect of common stock equivalents	150,645	198,598

Diluted weighted average common shares outstanding	11,162,769	11,073,017

Basic earnings per common share	$0.48	$0.81
Diluted earnings per common share	0.48	0.80

8. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the date of grant. Compensation expense associated with stock options is recognized over the vesting period. The following is a summary of stock option activity for the three month period ended March 31, 2007:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2007	699,548	$25.34
Granted	—	—
Exercised	(7,060)	20.77
Forfeited	(15,555)	31.81
Expired	—	—

Outstanding at March 31, 2007	676,933	$25.24

Exercisable at March 31, 2007	451,931	$22.88

Under the Plan, the Company may grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the last reported sales price of the common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest. The Company may issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria. The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2007:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	124,309	$32.77
Granted	560	35.70
Vested	(5,002)	25.18
Forfeited	(10,449)	31.46

Nonvested at March 31, 2007	109,418	$33.26

9. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at March 31, 2007 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$99
Prime Floor	100,000	6.25%	7/12/2010	230
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	778
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	1,381

Total	$500,000

At inception in June 2005, the $100.0 million notional amount 5.50% Prime floor was designated as a cash flow hedge against interest receipts from Prime-based loans. In May 2006, the Company de-designated this floor. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, will be amortized to loan interest income over the remaining four year term of the floor. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During the first quarter 2007, the increase in the fair value of the floor of $24,000 was reflected in other derivative income noninterest income.

The Company is party to one Prime floor and two Prime collars that are currently designated as cash flow hedges against interest receipts from Prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding gain or loss recorded in other comprehensive income in stockholders’ equity net of tax. All of our cash flow hedges have been highly effective.

10. Income Taxes:

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN No. 48 resulted in no change in the liability for unrecognized tax benefits.

The total amount of unrecognized tax benefits at January 1, 2007, was $543,000. Of that amount, $296,000 would affect the effective income tax rate if recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2007. However, the Company believes that it is reasonably possible that $276,000 of unrecognized tax benefits primarily related to the resolution of potential state tax liabilities may reverse in the next twelve months.

The amount accrued for payment of interest and penalties as of January 1, 2007 was $117,000. The Company’s policy is to recognize interest and penalties in income tax expense.

The Company is no longer subject to examination by federal tax authorities for the years of 2002 and prior because the statute of limitation has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years of 2001 and prior.

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

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies” in our 2006 Annual Report on Form 10-K.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and an unallocated allowance. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. The significant uncertainties surrounding our portfolio of borrowers’ abilities to successfully execute their business models through changing economic environments and competitive challenges, as well as management and other changes, greatly complicate the estimate of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, actual losses may vary from current estimates.

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

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended March 31, 2007 totaled $5.3 million, or $0.48 per diluted common share, a decrease of $3.5 million, or 39.9%, as compared to the $8.9 million, or $0.80 per diluted common share, during the first quarter in 2006. The largest component of the decline in first quarter 2007 net income was attributable to a $3.6 million provision for loan losses compared to $900,000 during the first quarter a year ago. Additionally, net interest income decreased $1.6 million in the first quarter of 2007 due to a decline in the net interest margin. The $1.2 million decrease in noninterest income between the two quarterly periods was primarily attributable to a decrease in other derivative income and loan syndication fees.

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

Quarter Ended March 31, 2007 as Compared to the Quarter Ended March 31, 2006

Net interest income was $26.5 million for the first quarter of 2007, a decrease of $1.6 million, or 5.6%, from $28.0 million of net interest income in the first quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2007 was $27.3 million, compared to $28.8 million for the same quarter in 2006. This non-GAAP presentation is discussed further below. Net interest income for the first quarter of 2007 was lower as a result of a decline in net interest margin.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.47% for the first quarter of 2007, compared to 3.75% for the same quarter a year ago, a decrease of 28 basis points. These non-GAAP tax equivalent measures are discussed more fully below. The net interest margin in 2007 declined from the first quarter last year because funding costs increased to a greater extent than asset yields. A number of factors impacted both asset yields and funding costs over the year. Asset yields benefited from an increase in the Prime rate in the first half of 2006 as well as the change in our interest-earning asset mix, which included more assets in loans and less in investment securities. Constraining the increase in asset yield was competitive pricing pressure for loans.

Funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates. Between the first quarters of 2007 and 2006, deposits in lower rate products, including noninterest-bearing demand deposits, NOW and savings accounts, declined, while balances in higher rate money market accounts increased.

We believe, based on our internal modeling using our balance sheet as of March 31, 2007, that our net interest margin would likely decline over the next year if our balance sheet remained static and there were no changes in prevailing market interest rates. Our net interest margin would be subject to downward pressure as more of our interest-bearing liabilities would reprice to current rates, while the yield on our interest-earning assets largely reflects current rates. Additional factors, such as the effect of competition on loan and deposit pricing, could bring about further pressure on our net interest margin. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Average interest-earning assets increased $77.9 million, or 2.5%, to $3.19 billion for the first quarter of 2007, compared to $3.11 billion for the first quarter in 2006. Average total loans increased $120.5 million, or 5.1%. Average commercial loans increased $166.9 million, or 7.8%, from the first quarter of 2006 to the first quarter of 2007, while consumer-oriented loans declined $46.5 million. The increase in average interest-earning assets between the first quarters of 2006 and 2007 was funded primarily with interest-bearing deposit accounts, primarily money market accounts. See the section of this discussion and analysis captioned “Deposits” for further information on our funding.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter ended March 31, 2007 over Quarter ended March 31, 2006 INCREASE/(DECREASE)
	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(333)	$527	$194
Cash equivalents	(12)	84	72
Loans	2,285	2,092	4,377

Total interest-earning assets			4,643

INTEREST PAID ON:
Interest-bearing deposits	741	4,818	5,559
Total borrowings	(245)	801	556

Total interest-bearing liabilities			6,115

Net interest income	$669	$(2,141)	$(1,472)

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

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net interest income as stated	$26,455	$28,019
Tax equivalent adjustment-investments	824	701
Tax equivalent adjustment-loans	58	89

Tax equivalent net interest income	$27,337	$28,809

Yield on earning assets without tax adjustment	7.11%	6.70%
Yield on earning assets—tax equivalent	7.23%	6.80%

Net interest margin without tax adjustment	3.36%	3.65%
Net interest margin—tax equivalent	3.47%	3.75%

Net interest spread without tax adjustment	2.50%	2.95%
Net interest spread—tax equivalent	2.62%	3.05%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$511,240	$5,775	4.52%	$575,613	$5,933	4.12%
Tax-exempt (tax equivalent) (2)	147,565	2,354	6.38	124,613	2,002	6.43

Total investment securities	658,805	8,129	4.94	700,226	7,935	4.53

Cash Equivalents	39,922	521	5.23	41,013	449	4.38

Loans (2) (3):
Commercial and commercial real estate	2,299,106	44,540	7.75	2,132,170	39,549	7.42
Residential real estate mortgages	61,969	872	5.63	62,840	840	5.35
Home equity and consumer	125,809	2,410	7.77	171,416	3,051	7.22
Fees on loans		416			421

Net loans (tax equivalent) (2)	2,486,884	48,238	7.86	2,366,426	43,861	7.51

Total interest-earning assets (2)	3,185,611	56,888	7.23	3,107,665	52,245	6.80

NON-EARNING ASSETS:
Allowance for loan losses	(37,835)			(37,719)
Cash and due from banks	61,144			63,051
Accrued interest and other assets	87,954			88,917

TOTAL ASSETS	$3,296,874			$3,221,914

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$921,325	9,265	4.08	$758,681	5,445	2.91
Savings deposits	58,204	40	0.28	71,990	51	0.28
Time deposits	1,195,387	14,419	4.89	1,249,115	12,669	4.11

Total interest-bearing deposits	2,174,916	23,724	4.42	2,079,786	18,165	3.54

Other borrowings	257,810	2,799	4.34	287,991	2,508	3.48
FHLB advances	80,000	1,064	5.32	75,000	855	4.56
Junior subordinated debentures	86,607	1,964	9.07	87,638	1,908	8.71

Total interest-bearing liabilities	2,599,333	29,551	4.61	2,530,415	23,436	3.75

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	381,670			407,466
Accrued interest, taxes, and other liabilities	43,111			62,696

Total noninterest-bearing liabilities	424,781			470,162

STOCKHOLDERS’ EQUITY	272,760			221,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,296,874			$3,221,914

Net interest income (tax equivalent) (2)		$27,337			$28,809

Net interest spread (tax equivalent) (2) (4)			2.62%			3.05%

Net interest margin (tax equivalent) (2) (5)			3.47%			3.75%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	Mar. 31, 2007	Mar. 31, 2006
	(in thousands)
Service charges	$1,810	$1,880
Trust services	486	464
Investment management fees	466	467
Loan syndication fees	—	500
Other noninterest income	476	597

	3,238	3,908
Other derivative income	24	582

Total noninterest income	$3,262	$4,490

Total noninterest income was $3.3 million during the first quarter of 2007, compared to $4.5 million during the same quarter a year ago. This decrease of $1.2 million, or 27.3%, was largely driven by a decrease in other derivative income of $558,000 and lower loan syndication fees of $500,000.

Service charges, principally derived from deposit accounts, were $1.8 million for the first quarter of 2007, $70,000, or 3.7%, less than service charges of $1.9 million during the same quarter a year ago. The lower service charge revenue in 2007 was primarily caused by a higher earnings credit rate given to customers on their collected account balances, partially offset by a 3.5% increase in gross activity fees. Our earnings credit rate was 35 basis points higher on average in the first quarter of 2007 as compared to the same quarter in 2006.

Trust fees for our corporate trust services totaled $486,000 in the first quarter of 2007, an increase of $22,000 from the first quarter of 2006.

Investment management fee income in 2007 was essentially flat with the first quarter of 2006. In January 2007, we entered into an agreement with Mesirow Financial, a Chicago-based asset management firm, pursuant to which Mesirow Financial will provide certain of our customers with sub-advisory investment management services. Concurrent with our entering into this arrangement, several of our former investment management employees terminated their employment and joined another financial services company in Chicago. We expect that our investment management fees in 2007 will be lower as a result of these events.

We received $500,000 of loan syndication fees during the first quarter of 2006 as compared to no such fees in the first quarter of 2007. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market we serve as well as our balance sheet and credit risk management.

Other derivative income in 2006 of $582,000 was primarily related to certain interest rate exchange agreements, or swaps, we had used to convert fixed rate brokered CDs to a variable rate. The derivative income reflected the changes in the fair value of both the interest rate swaps and the related hedged brokered CDs, as well as the ineffective portion of the hedging relationship. In May 2006, we terminated all of our interest rate swaps related to brokered CDs. Other derivative income in 2007 reflects the changes in the fair value of our $100.0 million notional amount 5.50% prime floor.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Other noninterest income during the first quarter of 2007 was lower than during the same quarter a year ago primarily due to a $74,000 decline in the market values of assets in our employees’ deferred compensation plan, the offset to which is recorded in salary expense.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	Mar. 31, 2007	Mar. 31, 2006
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$8,211	$8,390
Incentives, commissions, and retirement benefits	1,403	1,945

Total salaries and employee benefits	9,614	10,335
Occupancy of premises, furniture and equipment	2,760	3,007
Legal fees, net	807	239
Other professional services	681	423
Computer processing	440	416
Advertising and public relations	343	136
Nonperforming asset expense	291	22
Other noninterest expense	3,126	3,208

Total noninterest expense	$18,062	$17,786

Efficiency Ratio	60.78%	54.71%

Noninterest expense increased $276,000, or 1.6%, to $18.1 million for the first quarter of 2007 from $17.8 million during the same quarter in 2006. Increases in legal fees, advertising, other professional services and nonperforming asset expense were partially offset by lower salaries and benefits and occupancy expenses.

For the first quarter of 2007, total salaries and employee benefits expense decreased $721,000, or 7.0%, compared to the first quarter of 2006. Total full-time equivalent employees were 413 at March 31, 2007, compared to 420 at March 31, 2006.

For the first quarter of 2007, salaries, employment taxes and medical insurance expense decreased $179,000, or 2.1%, and incentives, commissions and retirement benefits expense decreased $542,000, or 27.9%. Approximately $270,000 of the decline in salaries and benefits related to the reduction in our investment management staff and $273,000 related to reduced incentive and retirement plan accruals.

Occupancy of premises and furniture and equipment expense was $2.8 million for the first quarter of 2007, compared to $3.0 million of expense in the same quarter a year ago. In January 2007, we signed a lease to move our office in downtown Chicago from one leased facility to another leased facility when the current lease expires in December 2007. In addition, we closed our banking facility in Itasca on January 31, 2007, which had no material impact on our occupancy expense.

Legal fees increased $568,000 in the first quarter of 2007 compared with the first quarter in 2006. The increase was primarily driven by increased collection activities, the reorganization of our wealth management business and other general corporate and contract matters.

Other professional services expense increased $258,000 in the first quarter of 2007 compared with the first quarter in 2006. Professional services expense in 2007 included $336,000 for advisory services provided to us by a third-party asset management firm.

Advertising and public relations expense increased $207,000 in the first quarter of 2007 compared with the same quarter in 2006. Advertising and public relations expense in 2007 reflects increased promotion expense associated with our introduction of a new deposit product suite for small businesses.

Nonperforming asset expense increased $269,000 in the first quarter of 2007 as compared to the first quarter in 2006. The increase resulted primarily from the property management and marketing costs associated with a single real estate development project loan, which has been assigned to our loan work-out department.

Other noninterest expense principally includes external audit and tax services, business development entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.1 million in the first quarter of 2007, compared to $3.2 million during the first quarter of 2006.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio increased to 60.8% in the first quarter of

2007 from 54.7% in the first quarter of 2006. The less favorable efficiency ratio in 2007 primarily reflects reduced total revenues.

Income Taxes

We recorded income taxes of $2.7 million for the first quarter of 2007, resulting in an effective tax rate of 33.9%, compared with $5.0 million, or 35.9% in the same quarter last year. The lower effective tax rate in the first quarter of 2007 was primarily caused by the increased impact of tax exempt income on taxable income.

FINANCIAL CONDITION

Overview

Total assets decreased $126.5 million, or 3.7%, to $3.25 billion at March 31, 2007 from total assets of $3.38 billion at December 31, 2006. The decrease in total assets was primarily due to lower cash and cash equivalent balances of $85.7 million and investment securities of $41.0 million. Total loan balances at March 31, 2007 were mostly unchanged from December 31, 2006. Total deposits decreased by $147.6 million to $2.49 billion at March 31, 2007, compared to $2.64 billion at December 31, 2006. Total stockholders’ equity at March 31, 2007 was $278.2 million, compared to $271.2 million at December 31, 2006.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $49.2 million at March 31, 2007, compared to $134.9 million at December 31, 2006. Short-term investments were liquidated during the first quarter to offset deposit outflows from certain significant deposit sources.

Investment Securities

Investment securities totaled $628.1 million at March 31, 2007, compared to $669.1 million at December 31, 2006, a decrease of $41.0 million, or 6.1%. Cash flows from maturities and payments on investment securities were not reinvested in securities as our deposit balances declined during the quarter. The weighted average life of the investment portfolio at March 31, 2007 was approximately 5.25 years, compared to approximately 5.3 years at December 31, 2006.

At March 31, 2007, the net unrealized loss on the available for sale securities totaled $6.2 million, a decrease of $2.9 million from December 31, 2006. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Loans

Total loans were $2.50 billion at both March 31, 2007 and December 31, 2006, as an increase in total commercial loans of $10.4 million was mostly offset by a decrease in consumer-oriented loans of $9.6 million. Within commercial loans, commercial and industrial (“C&I”) loans increased by $34.4 million, or 4.5%, while real estate—construction and commercial real estate loans decreased by $24.0 million, or 1.6%.

The composition of our loan portfolio as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007		December 31, 2006
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$805,291	32%	$770,863	31%
Commercial real estate secured	789,063	32	791,962	31
Real estate—construction	723,237	29	744,317	30
Consumer-oriented loans	183,969	7	193,602	8

Gross loans	$2,501,560	100%	$2,500,744	100%

Our C&I loans increased by $34.4 million, or 4.5%, to $805.3 million at March 31, 2007, as compared to $771.0 million at December 31, 2006. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans decreased $2.9 million, or 0.4%, to $789.1 million at March 31, 2007, as compared to $792.0 million at December 31, 2006. Loans secured by non-owner occupied commercial property decreased while the financing of owner-occupied commercial real estate increased. The composition of our commercial real estate secured portfolio was approximately as follows as of the dates indicated:

	March 31, 2007		December 31, 2006
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	60%	19%	61%	19%
Owner occupied	24%	8%	23%	7%

Subtotal	84%	27%	84%	26%
Residential income properties	16%	5%	16%	5%

Total commercial real estate secured	100%	32%	100%	31%

Our real estate-construction loans decreased by $21.1 million, or 2.8%, to $723.2 million at March 31, 2007, as compared to $744.3 million at December 31, 2006. The decline was primarily in loans for the construction of single family homes and condominiums. A slowing residential real estate market is expected to continue to impact the growth in this portion of our commercial loan portfolio. The composition of our real estate-construction portfolio was approximately as follows as of the dates indicated:

	March 31, 2007		December 31, 2006
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	25%	8%	26%	8%
Multifamily, including townhomes and condominiums	43%	12%	43%	13%

Subtotal	68%	20%	69%	21%
Commercial properties	15%	4%	15%	4%
Land and land development	17%	5%	16%	5%

Total real estate-construction	100%	29%	100%	30%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $9.6 million to $184.0 million at March 31, 2007. Residential real estate loans were essentially unchanged at $62 million. Home equity loans and lines of credit declined $8.8 million, or 7.5%. The portion of the decline in home equity loans and lines of credit that was originally sourced through brokers was $2.6 million.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$2,577	$10,046	$2,691
Nonaccrual loans	24,651	23,111	18,237

Total nonperforming loans	27,228	33,157	20,928
Other real estate owned	351	412	214
Other repossessed assets	—	—	—

Total nonperforming assets	$27,579	$33,569	$21,142

Restructured loans not included in nonperforming assets	—	—	—

Nonperforming loans to total loans	1.09%	1.33%	0.87%
Nonperforming assets to total loans plus repossessed property	1.10%	1.34%	0.88%
Nonperforming assets to total assets	0.85%	0.99%	0.65%

Nonperforming assets were $27.6 million, or 0.85% of total assets on March 31, 2007, compared to $33.6 million, or 0.99% of total assets on December 31, 2006, and $21.1 million, or 0.65% of total assets on March 31, 2006. The increase in nonperforming loans occurred primarily among loans for residential development. Nonaccrual real estate—construction loans totaled $14.7 million on March 31, 2007, compared with $734,000 on March 31, 2006. Included in nonaccrual loans at March 31, 2007 were $13.5 million of loans to two residential real estate developers.

We believe the decline in residential home sales in the Chicagoland market that began in 2006 has reduced demand not only for new homes but also for developed residential lots and vacant land. Where there is reduced demand for new homes, residential developers may be required to hold their properties for longer periods of time which can lead to greater interest cost and lower or deferred cash flows for the developer. These current market conditions were reflected in our evaluation of the adequacy of the allowance for loan losses.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
	(in thousands)
Recorded balance of impaired loans	$30,659	$24,136	$38,011

Allowance for loan losses related to impaired loans	$2,573	$2,528	$2,691

In addition to nonperforming and impaired loans, we also monitor performing loans where appropriate. At March 31, 2007, a greater portion of the performing loans that are receiving heightened monitoring were to residential development borrowers than in prior periods. Diminished demand in the residential housing market may reveal specific project or borrower weaknesses that otherwise might have been mitigated by a stronger or more vibrant market.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Average total loans	$2,486,884	$2,366,426

Total loans at end of period	$2,501,508	$2,391,826

Allowance for loan losses:
Allowance at beginning of period	$37,516	$37,481

Net (charge-offs) recoveries:
Commercial and commercial real estate	(1,175)	(1,499)
Real estate – construction	(1,054)	—
Residential real estate mortgages and consumer loans	(557)	(196)

Total net charge-offs	(2,786)	(1,695)
Provision for loan losses	3,600	900

Allowance at end of period	$38,330	$36,686

Annualized net charge-offs to average total loans	0.45%	0.29%
Allowance to total loans at end of period	1.53%	1.53%
Allowance to nonperforming loans	140.77%	175.30%

Our allowance for loan losses was $38.3 million at March 31, 2007, or 1.53% of end-of-period loans and 140.77% of nonperforming loans. At March 31, 2006, the allowance for loan losses was $36.7 million, which represented 1.53% of end-of-period loans and 175.3% of nonperforming loans.

Net charge-offs during the first quarter of 2007 were $2.8 million, 0.11% of average loans, or 0.45% on an annualized basis. In comparison, net charge-offs during the first quarter of 2006 were $1.7 million, 0.07% of average loans, or 0.29% on an annualized basis. Net charge-offs for the full year of 2006 were 0.25% of average loans. Net charge offs on real estate construction loans were $1.1 million in the first quarter of 2007, compared with the first quarter of 2006 when there were no real estate – construction charge-offs.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $3.6 million for the first quarter of 2007, compared to $900,000 during the first quarter of 2006. The increase in the provision was a result of an increase in net charge-offs during the quarter and an increase in the amount of performing loans that have been assessed by us as having higher credit risk and therefore receiving heightened monitoring. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposit balances were $2.49 billion on March 31, 2007, a decrease of $147.6 million from year-end 2006. Non-interest bearing accounts declined $72.2 million, in large measure due to seasonality. Included in non-interest-bearing deposits at year end were trust deposits totaling $46.4 million relating to corporate paying agent trusts. These deposits routinely increase at common bond coupon dates such as December 31st. Total money market balances were $776.5 million on March 31, 2007, a decrease of $31.4 million from year-end, primarily as a result of a decline in balances from a significant deposit customer. The outflows of funds from deposit customers, was offset by maturities and payments received from cash equivalents and investment securities.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2007	Dec. 31, 2006
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$375,699	$447,862
NOW accounts	78,795	82,484
Savings accounts	56,856	59,523
Money market accounts	704,041	742,859
Customer certificates of deposit	509,115	516,624
Public time deposits	71,300	68,580

Total in-market deposits	1,795,806	1,917,932

Out-of-market deposits:
Brokered money market deposits	72,474	65,090
Out-of-local-market certificates of deposit	112,840	105,119
Brokered certificates of deposit	511,253	551,786

Total out-of-market deposits	696,567	721,995

Total deposits	$2,492,373	$2,639,927

Average deposits in the first quarter of 2007 were $69.3 million, or 2.8%, higher than during the first quarter of 2006. A $184.2 million increase in money market deposits produced the increase in average balances. This increase in balances was primarily in higher rate market priced money market accounts. Partly offsetting the increase in money market balances were lower customer certificates of deposit of $28.4 million, non-interest bearing deposit accounts of $25.8 million, out-of-local-market certificates of deposits of $22.2 million and NOW accounts of $21.6 million.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
			(dollars in thousands)
Noninterest-bearing demand deposits	$381,670	14.9%	—%	$407,466	16.4%	—%
NOW accounts	83,245	3.2	0.67	104,849	4.2	0.54
Money market accounts	838,080	32.8	4.42	653,832	26.3	3.29
Savings deposits	58,204	2.3	0.28	71,990	2.9	0.29

Time deposits:
Certificates of deposit	519,062	20.3	4.67	547,449	22.0	3.76
Out-of-local-market certificates of deposit	103,969	4.1	5.40	126,158	5.1	4.21
Brokered certificates of deposit	507,862	19.9	4.97	505,394	20.3	4.49
Public Funds	64,494	2.5	5.16	70,114	2.8	3.97

Total time deposits	1,195,387	46.8	4.89	1,249,115	50.2	4.11

Total deposits	$2,556,586	100.0%		$2,487,252	100.0%

Other Borrowings and Liabilities

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. Period-end other borrowings increased $13.5 million to $275.8 million at March 31, 2007, as compared to $262.3 million at December 31, 2006.

At March 31, 2007, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are callable by us at par beginning in October 2007. We plan to review alternatives available to us to refinance or repay the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. Unamortized issuance costs relating to these debentures was $2.6 million on March 31, 2007 and any unamortized issuance costs would be recognized as an expense if the debentures were called by the Company in 2007 or thereafter.

CAPITAL RESOURCES

At March 31, 2007 and December 31, 2006, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
			(dollars in thousands)
As of March 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$376,972	13.62%	>$	221,468	>8.00%	>$	276,834	>10.00%
Cole Taylor Bank	341,387	12.36		>221,025	>8.00		>276,281	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	342,322	12.37		>110,734	>4.00		>166,101	>6.00
Cole Taylor Bank	306,805	11.10		>110,513	>4.00		>165,769	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	342,322	10.46		>130,945	>4.00		>163,682	>5.00
Cole Taylor Bank	306,805	9.39		>130,626	>4.00		>163,283	>5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$	223,140	>8.00%	>$	278,925	>10.00%
Cole Taylor Bank	334,293	12.01		>222,706	>8.00		>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10		>111,570	>4.00		>167,355	>6.00
Cole Taylor Bank	299,462	10.76		>111,353	>4.00		>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17		>132,825	>4.00		>166,031	>5.00
Cole Taylor Bank	299,462	9.04		>132,488	>4.00		>165,610	>5.00

During the first quarter of 2007, Cole Taylor Bank’s capital ratios increased due to both an increase in regulatory capital and lower risk-weighted and average assets. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of March 31, 2007, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $71.3 million. The Bank did not pay any dividend to the Company during the first quarter of 2007.

During the first quarter of 2007, the Company’s regulatory capital increased from the retention of earnings and regulatory capital ratios increased because of the increase in capital and a decrease in risk-weighted and average assets. During 2007, we declared common stock dividends of $0.10 per share, totaling $1.1 million.

LIQUIDITY

During the first quarter of 2007, our total assets declined by $126.5 million as cash and cash equivalent balances and cash flows from our investment security portfolio were used to fund total deposit out flows of $147.9 million. Deposit outflows resulted from decreases in deposit balances from certain significant deposit customers and maturities within our brokered certificate of deposit portfolio. Loan balances were relatively unchanged. In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents totaled $32.3 million at March 31, 2007, as compared to $34.9 million at December 31, 2006. Cash outflows during the first quarter of 2007 included $1.1 million of dividends paid on our common stock and $838,000 of interest paid on our junior subordinated debentures. Sources of holding company liquidity during the first quarter of 2007 included the receipt of $147,000 from the exercise of stock options. The Company, as of March 31, 2007, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2007, we had $1.0 billion of undrawn commitments to extend credit and $105 million of financial and performance standby letters of credit. In comparison, at December 31, 2006, we had $915 million of undrawn commitments to extend credit and $110 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at March 31, 2007 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Prime Floor	$100,000	5.50%	6/30/2010	$99
Prime Floor	100,000	6.25%	7/12/2010	230
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	778
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	1,381

Total	$500,000

Based on our current derivative instruments, other derivative income or expense included in noninterest income consists only of the change in the fair value of the 5.50% Prime floor that is not designated as a hedge. The 6.25% Prime floor and the Prime collars are designated as cash flow hedges against interest receipts from Prime-based loans and, therefore, changes in fair value are recorded in other comprehensive income, net of tax.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in products, such as callable agencies and mortgage-backed securities, real estate mortgage loans, and callable borrowings, are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

Our simulation modeling of the March 31, 2007 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated that our net interest margin will decline in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature or reprice. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2007		At December 31, 2006
		(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,816	1.75%	$1,645	1.52%
- 200 basis points over one year	(1,819)	(1.75)%	(2,411)	(2.23)%

Our simulation modeling at March 31, 2007 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $1.8 million or 1.8% higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impact our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be even lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling scenario was calculated to be $1.8 million or 1.8% lower than in a rates unchanged scenario.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We did not early adopt FAS 159, and are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

The FASB issued SFAS 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for financial statements issued for fiscal years beginning after November 15, 2007, however, earlier application is encouraged. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 was effective for the fiscal year beginning January 1, 2007. The adoption of SFAS 156 did not have a material effect on our consolidated financial statements.

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

	2007 Quarter Ended	2006 Quarter Ended				2005 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$56,006	$57,599	$57,393	$54,553	$51,455	$49,873	$45,682	$42,742
Interest expense	29,551	29,970	29,305	27,097	23,436	21,177	18,202	16,158

Net interest income	26,455	27,629	28,088	27,456	28,019	28,696	27,480	26,584
Provision for loan losses	3,600	900	2,100	2,100	900	2,772	—	917
Noninterest income	3,238	4,745	3,666	3,452	3,908	4,386	4,473	3,954
Other derivative income (expense)	24	(42)	59	(105)	582	(1,561)	(2,351)	2,062
Noninterest expense	18,062	18,707	18,167	18,599	17,786	17,594	17,797	17,524

Income before income taxes	8,055	12,725	11,546	10,104	13,823	11,155	11,805	14,159
Income taxes	2,733	618	(7,347)	3,799	4,965	4,137	4,408	5,342

Net income	$5,322	$12,107	$18,893	$6,305	$8,858	$7,018	$7,397	$8,817

Earnings per share:
Basic	$0.48	$1.10	$1.72	$0.58	$0.81	$0.65	$0.73	$0.92
Diluted	0.48	1.09	1.70	0.57	0.80	0.63	0.71	0.90

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the possible decline in residential real estate sales volume and the likely potential for illiquidity in the real estate market; the risks associated with management changes and employee turnover; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

TAYLOR CAPITAL GROUP, INC.
Date: May 8, 2007
/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)