Form 10-Q
period 2007-06-30
TAYLOR CAPITAL GROUP INC
filed 2007-08-06
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2007, there were 11,821,975 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,663	$61,566
Federal funds sold	500	48,400
Short-term investments	152	24,954

Total cash and cash equivalents	51,315	134,920
Investment securities:
Available-for-sale, at fair value	610,214	668,810
Held-to-maturity, at amortized cost (fair value of $25 and $275 at June 30, 2007 and December 31, 2006, respectively)	25	275
Loans, net of allowance for loan losses of $39,799 and $37,516 at June 30, 2007 and December 31, 2006, respectively	2,522,201	2,463,169
Premises, leasehold improvements and equipment, net	13,643	14,799
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	11,832	11,805
Other real estate and repossessed assets, net	943	412
Goodwill	23,237	23,237
Other assets	66,274	62,240

Total assets	$3,299,684	$3,379,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$383,393	$447,862
Interest-bearing	2,128,862	2,192,065

Total deposits	2,512,255	2,639,927
Other borrowings	291,095	262,319
Accrued interest, taxes and other liabilities	37,211	39,622
FHLB advances	105,000	80,000
Junior subordinated debentures	86,607	86,607

Total liabilities	3,032,168	3,108,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,479,743 and 11,454,066 shares issued at June 30, 2007 and December 31, 2006, respectively; 10,821,975 and 11,131,059 shares outstanding at June 30, 2007 and December 31, 2006, respectively	115	115
Surplus	195,819	194,687
Retained earnings	99,324	89,045
Accumulated other comprehensive loss, net	(10,741)	(5,598)
Treasury stock, at cost, 657,768 and 323,007 shares at June 30, 2007 and December 31, 2006, respectively	(17,001)	(7,057)

Total stockholders’ equity	267,516	271,192

Total liabilities and stockholders’ equity	$3,299,684	$3,379,667

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$49,208	$46,488	$97,388	$90,260
Interest and dividends on investment securities:
Taxable	5,640	6,409	11,415	12,342
Tax-exempt	1,524	1,331	3,054	2,632
Interest on cash equivalents	319	325	840	774

Total interest income	56,691	54,553	112,697	106,008

Interest expense:
Deposits	24,158	21,269	47,882	39,434
Other borrowings	2,748	2,808	5,547	5,316
FHLB advances	1,356	1,085	2,420	1,940
Junior subordinated debentures	1,973	1,935	3,937	3,843

Total interest expense	30,235	27,097	59,786	50,533

Net interest income	26,456	27,456	52,911	55,475
Provision for loan losses	1,900	2,100	5,500	3,000

Net interest income after provision for loan losses	24,556	25,356	47,411	52,475

Noninterest income:
Service charges	1,895	1,902	3,705	3,782
Trust and investment management fees	1,005	1,028	1,957	1,959
Loan syndication fees	400	—	400	500
Other derivative income (expense)	(61)	(105)	(37)	477
Other noninterest income	765	522	1,241	1,119

Total noninterest income	4,004	3,347	7,266	7,837

Noninterest expense:
Salaries and employee benefits	9,916	10,265	19,530	20,600
Occupancy of premises	2,080	1,964	3,966	3,979
Furniture and equipment	825	942	1,699	1,934
Legal fees, net	649	579	1,456	818
Other professional services	503	351	1,184	774
Computer processing	440	479	880	895
Advertising and public relations	203	437	546	573
Other noninterest expense	3,036	3,582	6,453	6,812

Total noninterest expense	17,652	18,599	35,714	36,385

Income before income taxes	10,908	10,104	18,963	23,927
Income tax expense	3,756	3,799	6,489	8,764

Net income	$7,152	$6,305	$12,474	$15,163

Basic earnings per common share	$0.65	$0.58	$1.14	$1.39
Diluted earnings per common share	0.65	0.57	1.12	1.37

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$—	$115	$194,687	$—	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	806	—	—	—	—	806
Exercise of stock options	—	—	228	—	—	—		228
Tax benefit on stock options exercised and stock awards	—	—	98	—	—	—	—	98
Purchase of treasury stock	—	—	—	—	—	—	(9,944)	(9,944)
Comprehensive income:
Net income	—	—	—	—	12,474	—	—	12,474
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(4,498)	—	(4,498)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(917)	—	(917)
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	272	—	272

Total comprehensive income								7,331

Common stock dividends—$0.20 per share	—	—	—	—	(2,195)	—	—	(2,195)

Balance at June 30, 2007	$—	$115	$195,819	$—	$99,324	$(10,741)	$(17,001)	$267,516

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,006	—	—	—	—	1,006
Exercise of stock options	—	1	1,818	—	—	—	—	1,819
Tax benefit on stock options exercised and stock awards	—	—	694	—	—	—	—	694
Comprehensive income:
Net income	—	—	—	—	15,163	—	—	15,163
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(9,422)	—	(9,422)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	233	—	233
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,265)	—	(1,265)

Total comprehensive income								4,709

Common stock dividends— $0.12 per share	—	—	—	—	(1,325)	—	—	(1,325)

Balance at June 30, 2006	$—	$114	$193,012	$—	$59,826	$(19,674)	$(7,057)	$226,221

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$12,474	$15,163
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative expense (income)	37	(477)
Amortization of premiums and discounts, net	41	564
Deferred loan fee amortization	(2,301)	(2,576)
Provision for loan losses	5,500	3,000
Depreciation and amortization	1,704	1,815
Deferred income taxes	(1,283)	(1,347)
Provision for losses on other real estate	7	—
Losses on other real estate	14	12
Tax benefit on stock options exercised or stock awards	98	694
Excess tax benefit on stock options exercised and stock awards	(61)	(497)
Cash paid to terminate derivative instruments	—	(12,239)
Other, net	1,047	227
Changes in other assets and liabilities:
Accrued interest receivable	345	1,444
Other assets	1,010	500
Accrued interest, taxes and other liabilities	(4,020)	(1,200)

Net cash provided by operating activities	14,612	5,083

Cash flows from investing activities:
Purchases of available-for-sale securities	(30,011)	(91,075)
Proceeds from principal payments and maturities of available-for-sale securities	81,180	55,287
Proceeds from principal payments and maturities of held-to-maturity securities	250	—
Net increase in loans	(62,886)	(84,451)
Net additions to premises, leasehold improvements and equipment	(548)	(1,167)
Net proceeds from sales of other real estate	103	915

Net cash used in investing activities	(11,912)	(120,491)

Cash flows from financing activities:
Net increase (decrease) in deposits	(128,200)	128,448
Net increase (decrease)in other borrowings	28,776	(30,367)
Proceeds from FHLB advances	25,000	80,000
Repayment of FHLB advances	—	(75,000)
Repayment of junior subordinated debentures	—	(1,031)
Proceeds from exercise of employee stock options	228	1,819
Purchase of treasury stock	(9,944)	—
Excess tax benefit on stock options exercised and stock awards	61	497
Dividends paid	(2,226)	(1,318)

Net cash provided (used) in financing activities	(86,305)	103,048

Net decrease in cash and cash equivalents	(83,605)	(12,360)
Cash and cash equivalents, beginning of period	134,920	161,065

Cash and cash equivalents, end of period	$51,315	$148,705

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,036	$48,594
Income taxes	8,010	9,785

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(4,498)	$(9,422)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$130,712	$8	$(1,955)	$128,765
Collateralized mortgage obligations	159,811	60	(6,032)	153,839
Mortgage-backed securities	189,795	38	(6,089)	183,744
State and municipal obligations	146,459	643	(3,236)	143,866

Total available-for-sale	626,777	749	(17,312)	610,214

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$626,802	$749	$(17,312)	$610,239

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$157,848	$—	$(2,257)	$155,591
Collateralized mortgage obligations	165,297	27	(3,885)	161,439
Mortgage-backed securities	207,275	953	(4,430)	203,798
State and municipal obligations	147,566	1,178	(762)	147,982

Total available-for-sale	677,986	2,158	(11,334)	668,810

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$678,261	$2,158	$(11,334)	$669,085

3. Loans:

Loans classified by type at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Commercial and industrial	$864,312	$770,863
Commercial real estate secured	835,211	791,962
Real estate-construction	683,353	744,317
Residential real estate mortgages	62,381	62,453
Home equity loans and lines of credit	103,147	116,516
Consumer	12,014	13,237
Other loans	1,627	1,396

Gross loans	2,562,045	2 ,500,744
Less: Unearned discount	(45)	(59)

Total loans	2,562,000	2,500,685
Less: Allowance for loan losses	(39,799)	(37,516)

Loans, net	$2,522,201	$2,463,169

Nonaccrual and impaired loans at June 30, 2007 were $34.9 million and $36.0 million, respectively, as compared to $23.1 million and $24.1 million at December 31, 2006, respectively.

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
NOW accounts	$77,029	$82,484
Savings accounts	53,684	59,523
Money market deposits	775,925	807,949
Time deposits:
Certificates of deposit of less than $100,000	180,165	187,436
Certificates of deposit of $100,000 or more	296,975	329,188
Out-of-local-market certificates of deposit	115,543	105,119
Brokered certificates of deposit	562,095	551,786
Public time deposits	67,446	68,580

Total time deposits	1,222,224	1,242,109

Total	$2,128,862	$2,192,065

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Par value of brokered CDs	$566,843	$557,062
Unamortized broker placement fees	(2,050)	(2,146)
Fair value adjustment	(2,698)	(3,130)

Total	$562,095	$551,786

5. Other Borrowings:

Other borrowings at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	Dec. 31, 2006
	(in thousands)
Securities sold under agreements to repurchase:
Overnight	$126,792	$126,415
Term	100,000	100,000
Federal funds purchased	64,184	35,823
U.S. Treasury tax and loan note option	119	81

Total	$291,095	$262,319

6. FHLB Advances

FHLB advances at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	Dec. 31, 2006
	(in thousands)
Cole Taylor Bank:
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	$25,000	$25,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate was 5.48% at June 30, 2007 and December 31, 2006; due April 7, 2008	30,000	30,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.755%; interest rate was 5.61% and 5.63% at June 30, 2007 and December 31, 2006, respectively, due July 13, 2008	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	—

Total FHLB advances	$105,000	$80,000

7. Other Comprehensive Income/(Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$(10,317)	$4,034	$(6,283)	$(9,498)	$3,324	$(6,174)
Change in net unrealized gain/(loss) from cash flow hedging instruments	(2,059)	806	(1,253)	830	(288)	542
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	208	(72)	136	(1,880)	658	(1,222)

Other comprehensive income/(loss)	$(12,168)	$4,768	$(7,400)	$(10,548)	$3,694	$(6,854)

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$(7,387)	$2,889	$(4,498)	$(14,495)	$5,073	$(9,422)
Change in net unrealized gain/(loss) from cash flow hedging instruments	(1,510)	593	(917)	352	(119)	233
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	418	(146)	272	(1,946)	681	(1,265)

Other comprehensive income/(loss)	$(8,479)	$3,336	$(5,143)	$(16,089)	$5,635	$(10,454)

8. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For the six month periods ended June 30, 2007 and 2006, stock options outstanding to purchase 297,557 and 108,381 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
Net income	$7,152	$6,305	$12,474	$15,163

Weighted average common shares outstanding	10,921,043	10,925,168	10,965,754	10,899,934
Dilutive effect of common stock equivalents	122,466	203,498	129,976	199,225

Diluted weighted average common shares outstanding	11,043,509	11,128,666	11,095,730	11,099,159

Basic earnings per common share	$0.65	$0.58	$1.14	$1.39
Diluted earnings per common share	0.65	0.57	1.12	1.37

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during 2007 had a grant date fair value of $9.26 per share. Significant assumptions used in the determination of the grant date fair value included a risk-free interest rate of 4.69%, an expected stock price volatility of 29.00%, an expected dividend payout of 1.32%, and an expected option life of 5.25 years. The stock options granted in 2007 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the six month period ended June 30, 2007:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2007	699,548	$25.34
Granted	102,823	30.33
Exercised	(10,310)	22.14
Forfeited	(16,498)	31.58
Expired	(1,039)	37.51

Outstanding at June 30, 2007	774,524	$25.89

Exercisable at June 30, 2007	447,939	$22.83

Under the Plan, the Company may grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the last reported sales price of the common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest. The Company may issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria. The following table provides information regarding nonvested restricted stock for the six month period ended June 30, 2007:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	124,309	$32.77
Granted	27,536	30.44
Vested	(8,820)	27.04
Forfeited	(10,581)	31.45

Nonvested at June 30, 2007	132,444	$32.92

10. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at June 30, 2007 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Derivative Instruments designated as cash flow hedges:
Prime Floor	$100,000	6.25%	7/12/2010	$89
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	81
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	117

Subtotal	400,000

Non-hedging derivative instruments:
Prime Floor	100,000	5.50%	6/30/2010	38
Interest Rate Swap—pay fixed/receive variable	5,918	Pay 6.10% Receive 6.57%	8/1/2015	159
Interest Rate Swap—receive fixed/pay variable	5,918	Receive 6.10% Pay 6.57%	8/1/2015	(159)

Subtotal	111,836

Total	$511,836

The Company is party to one Prime floor and two Prime collars, with a total notional amount of $400 million, which are currently designated as cash flow hedges against interest receipts from Prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders' equity, net of tax. All of our cash flow hedges have been highly effective.

The Company also has $111.8 million of derivative instruments that are not designated as hedges. At inception in June 2005, the $100.0 million notional amount 5.50% Prime floor was designated as a cash flow hedge against interest receipts from Prime-based loans. In May 2006, the Company de-designated this floor. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During the first half of 2007, the decrease in the fair value of the floor of $37,000 was reflected in other derivative income noninterest income.

In addition, during the second quarter of 2007, as an accommodation to a customer, the Company entered into a $5.9 million amortizing notional amount interest rate swap. Under this agreement, the Company will receive a fixed interest rate and pay interest at a variable rate. At the same time, in order to offset the exposure, the Company entered into a $5.9 million amortizing notional amount interest rate swap with a different counterparty with offsetting terms. Under this swap, the Company will pay a fixed rate and receive interest based upon a variable rate. Changes in the fair value of each of the agreements, as well as any net cash settlements, are recognized in noninterest income in other derivative income or expense.

11. Income Taxes:

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN No. 48 resulted in no change in the liability for unrecognized tax benefits.

The total amount of unrecognized tax benefits at January 1, 2007, was $456,000. Of that amount, $296,000 would affect the effective income tax rate if recognized. There have been no significant changes to these amounts during the six month period ended June 30, 2007. However, the Company believes that it is reasonably possible that $276,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, may reverse in the next twelve months.

The amount accrued for payment of interest and penalties as of January 1, 2007 was $117,000. The Company's policy is to recognize interest and penalties in income tax expense.

The Company is no longer subject to examination by federal tax authorities for the years of 2002 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years of 2002 and prior.

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

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually on July 1 for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We tested goodwill for impairment as of July 1, 2007 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and the notes payable at the holding company level.

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. A reserve is utilized or reversed once the applicable statute of limitations has expired or the matter is effectively settled. It is likely that the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133"), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 are also reported currently in earnings.

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

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended June 30, 2007 totaled $7.2 million, or $0.65 per diluted common share, an increase of $847,000, or 13.4%, as compared to the $6.3 million, or $0.57 per diluted common share, during the second quarter in 2006. Higher noninterest income of $657,000 and lower noninterest expense of $947,000 favorably impacted earnings, while a $1.0 million decline in net interest income partly offset that impact.

Net income for the first six months of 2007 was $12.5 million, or $1.12 per diluted common share, a decrease of $2.7 million, or 17.7%, as compared to net income of $15.2 million, or $1.37 per diluted common share during the first six months of 2006. The decline in earnings reflected a $2.6 million decrease in net interest income and a $2.5 million increase in the provision for loan losses during the 2007 year-to-date period. In addition, noninterest income decreased $571,000, largely due to a decrease in other derivative income, while noninterest expense decreased $671,000 during the first half of 2007 as compared to the same period in 2006.

On May 10, 2007, our Board of Directors approved a stock repurchase up to $10 million of its issued and outstanding shares of common stock. Between May 16 and June 30, 2007 , we repurchased 334,761 shares of our common stock at a cost of $9.9 million and an average cost per share of $29.64. The number of common shares outstanding at June 30, 2007 decreased to 10,821,975 as compared to 11,126,642 at the end of the first quarter of 2007 primarily as a result of this program.

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

Quarter Ended June 30, 2007 as Compared to the Quarter Ended June 30, 2006

Net interest income was $26.5 million for the second quarter of 2007, a decrease of $1.0 million, or 3.6%, from $27.5 million of net interest income in the second quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2007 was $27.3 million, compared to $28.3 million for the same quarter in 2006. This non-GAAP presentation is discussed further below. Net interest income for the second quarter of 2007 was lower primarily as a result of a decline in net interest margin.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.44% for the second quarter of 2007, compared to 3.56% for the same quarter a year ago, a decrease of 12 basis points. These non-GAAP tax-equivalent measures are discussed more fully below. The net interest margin in the second quarter of 2007 declined from the same quarter last year because funding costs increased to a greater extent than asset yields. Asset yields increased as result of the higher average Prime rate in 2007 compared with 2006, and the reinvestment of investment portfolio cash flows in higher yielding securities and the change in our interest-earning asset mix to include increased loans and decreased investment securities. Constraining the increase in asset yield was competitive pricing pressure for loans.

Funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates. Between the second quarters of 2007 and 2006, deposits in lower rate products, including noninterest-bearing demand deposits, NOW and savings accounts, declined, while balances in higher rate money market accounts increased.

Our interest rate risk simulation modeling of the June 30, 2007 balance sheet, using market interest rates in effect at June 30th, indicated that our net interest margin would likely decline over the next year if our balance sheet remained static and there were no changes in prevailing market interest rates. Our net interest margin would be subject to downward pressure as more of our interest-bearing liabilities would reprice to current rates, while the yield on our interest-earning assets largely reflects current rates. Additional factors, such as nonaccrual loan volume and the effect of competition on loan and deposit pricing, could bring about further pressure on our net interest margin. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Average interest-earning assets during the second quarter of 2007 were $3.18 billion, largely unchanged from the second quarter a year ago. Between the two quarterly periods, average loans increased $84.2 million, or 3.5%, while investment securities decreased by $80.9 million, or 11.2%. The increase in loans was produced by a $125.5 million, or 5.7%, increase in average commercial loan balances, partially offset by the decline in average consumer-oriented loans. Between the second quarters of 2006 and 2007 average interest-bearing deposit accounts were basically unchanged, decreasing $2.4 million, or less than 1%. Average money market deposits increased while average time deposits decreased. See the section of this discussion and analysis captioned “Deposits” for further information on our funding.

Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006

Net interest income was $52.9 million during the first six months of 2007, a decrease of $2.6 million, or 4.6%, from $55.5 million of net interest income in the same six month period a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the first half of 2007 was $54.7 million, compared to $57.1 million for the same six month period in 2006. This non-GAAP presentation is discussed further below. The lower net interest income for the year-to-date period of 2007 was lower as a result of a decline in net interest margin.

Our net interest margin was 3.46% for the first half of 2007, compared to 3.65% for the same six month period last year, a decrease of 19 basis points. These non-GAAP tax-equivalent measures are discussed more fully below. Similar to the quarterly comparison, the net interest margin in the first six months of 2007 declined from the same period last year because funding costs increased to a greater extent than asset yields. While asset yields benefited from a higher average Prime rate in the first half of 2007, competitive pricing pressure for loans limited the increase in asset yields. Between the two year-to-date periods, funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates.

Average interest-earning assets for first half of 2007 was $3.18 billion, compared to $3.15 billion for the same period a year ago, an increase of $39.6 million, or 1.3%. The increase in average interest-earnings assets was driven by a $102.3 million increase in average loans, partly offset by a $61.3 million decline in average investment securities. Average commercial loans increased $146.1 million, or 6.7%, while consumer-oriented loans decreased by $43.8 million. Average deposit balances increased by $46.1 million for the first half of 2007 compared to the first half of 2006, driven by an increase in average money market account balances. This increase was partly offset by a decline in average time deposits. See the section of this discussion and analysis captioned “Deposits” for further information on our funding.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter Ended June 30, 2007 Over Quarter Ended June 30, 2006 INCREASE/(DECREASE)			Six Months Ended June 30, 2007 Over Six Months Ended June 30, 2006 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(815)	$344	$(471)	$(1,140)	$862	$(278)
Cash equivalents	(21)	15	(6)	(33)	99	66
Loans	1,641	1,049	2,690	3,921	3,147	7,068

Total interest-earning assets			2,213			6,856

INTEREST PAID ON:
Interest-bearing deposits	(204)	3,093	2,889	610	7,838	8,448
Total borrowings	(127)	376	249	(370)	1,175	805

Total interest-bearing liabilities			3,138			9,253

Net interest income, tax-equivalent	$207	$(1,132)	$(925)	$853	$(3,250)	$(2,397)

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income, and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of income. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net interest income as stated	$26,456	$27,456	$52,911	$55,475
Tax-equivalent adjustment-investments	820	716	1,644	1,417
Tax-equivalent adjustment-loans	63	92	121	181

Tax-equivalent net interest income	$27,339	$28,264	$54,676	$57,073

Yield on earning assets without tax adjustment	7.14%	6.87%	7.13%	6.79%
Yield on earning assets – tax-equivalent	7.25%	6.97%	7.24%	6.89%

Net interest margin without tax adjustment	3.33%	3.46%	3.34%	3.55%
Net interest margin – tax-equivalent	3.44%	3.56%	3.46%	3.65%

Net interest spread without tax adjustment	2.46%	2.71%	2.48%	2.82%
Net interest spread – tax-equivalent	2.57%	2.80%	2.60%	2.93%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended June 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$496,634	$5,640	4.54%	$597,066	$6,409	4.29%
Tax-exempt (tax-equivalent) (2)	146,917	2,345	6.39	127,397	2,047	6.43

Total investment securities	643,551	7,985	4.96	724,463	8,456	4.67

Cash Equivalents	24,261	319	5.19	25,965	325	4.95

Loans (2) (3):
Commercial and commercial real estate	2,335,535	45,546	7.71	2,210,014	42,358	7.58
Residential real estate mortgages	60,708	906	5.97	65,614	911	5.55
Home equity and consumer	119,993	2,401	8.03	156,363	2,933	7.52
Fees on loans		417			378

Net loans (tax-equivalent) (2)	2,516,236	49,270	7.85	2,431,991	46,580	7.68

Total interest-earning assets (2)	3,184,048	57,574	7.25	3,182,419	55,361	6.97

NON-EARNING ASSETS:
Allowance for loan losses	(39,016)			(37,191)
Cash and due from banks	52,044			57,859
Accrued interest and other assets	90,260			83,805

TOTAL ASSETS	$3,287,336			$3,286,892

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$878,050	8,881	4.06	$744,977	6,354	3.42
Savings deposits	55,108	39	0.28	69,039	49	0.28
Time deposits	1,220,132	15,238	5.01	1,341,643	14,866	4.44

Total interest-bearing deposits	2,153,290	24,158	4.50	2,155,659	21,269	3.96

Other borrowings	248,037	2,748	4.38	278,164	2,808	3.99
FHLB advances	104,176	1,356	5.15	87,967	1,085	4.88
Junior subordinated debentures	86,607	1,973	9.11	87,434	1,935	8.85

Total interest-bearing liabilities	2,592,110	30,235	4.68	2,609,224	27,097	4.17

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	379,243			396,033
Accrued interest, taxes, and other liabilities	39,677			56,010

Total noninterest-bearing liabilities	418,920			452,043

STOCKHOLDERS’ EQUITY	276,306			225,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,287,336			$3,286,892

Net interest income (tax-equivalent) (2)		$27,339			$28,264

Net interest spread (tax-equivalent) (2) (4)			2.57%			2.80%

Net interest margin (tax-equivalent) (2) (5)			3.44%			3.56%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$503,897	$11,415	4.53%	$586,399	$12,342	4.21%
Tax-exempt (tax-equivalent) (2)	147,239	4,698	6.38	126,013	4,049	6.43

Total investment securities	651,136	16,113	4.95	712,412	16,391	4.60

Cash Equivalents	32,048	840	5.21	33,447	774	4.60

Loans (2) (3):
Commercial and commercial real estate	2,317,421	90,087	7.73	2,171,308	81,907	7.50
Residential real estate mortgages	61,335	1,778	5.80	64,234	1,751	5.45
Home equity and consumer	122,885	4,811	7.89	163,848	5,984	7.37
Fees on loans		833			799

Net loans (tax-equivalent) (2)	2,501,641	97,509	7.86	2,399,390	90,441	7.60

Total interest-earning assets (2)	3,184,825	114,462	7.24	3,145,249	107,606	6.89

NON-EARNING ASSETS:
Allowance for loan losses	(38,429)			(37,454)
Cash and due from banks	56,569			60,441
Accrued interest and other assets	89,114			86,347

TOTAL ASSETS	$3,292,079			$3,254,583

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$899,568	18,146	4.07	$751,792	11,799	3.17
Savings deposits	56,647	79	0.28	70,506	99	0.28
Time deposits	1,207,828	29,657	4.95	1,295,634	27,536	4.29

Total interest-bearing deposits	2,164,043	47,882	4.46	2,117,932	39,434	3.75

Other borrowings	252,896	5,547	4.36	283,050	5,316	3.74
FHLB advances	92,155	2,420	5.22	81,519	1,940	4.73
Junior subordinated debentures	86,607	3,937	9.09	87,535	3,843	8.78

Total interest-bearing liabilities	2,595,701	59,786	4.64	2,570,036	50,533	3.96

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	380,450			401,718
Accrued interest, taxes, and other liabilities	41,385			59,336

Total noninterest-bearing liabilities	421,835			461,054

STOCKHOLDERS’ EQUITY	274,543			223,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,292,079			$3,254,583

Net interest income (tax-equivalent) (2)		$54,676			$57,073

Net interest spread (tax-equivalent) (2) (4)			2.60%			2.93%

Net interest margin (tax-equivalent) (2) (5)			3.46%			3.65%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Service charges	$1,895	$1,902	$3,705	$3,782
Trust services	643	588	1,129	1,052
Investment management services	362	440	828	907
Loan syndication fees	400	—	400	500
Other noninterest income	765	522	1,241	1,119

	4,065	3,452	7,303	7,360
Other derivative income (expense)	(61)	(105)	(37)	477

Total noninterest income	$4,004	$3,347	$7,266	$7,837

Total noninterest income was $4.0 million during the second quarter of 2007, compared to $3.3 million during the second quarter a year ago, an increase of $657,000, or $19.6%. A $400,000 syndication fee earned in the second quarter of 2007 produced most of the increase. On a year-to-date basis, noninterest income in 2007 was $7.3 million compared to $7.8 million during the same six month period a year ago. This decrease of $571,000, or 7.3%, was largely a result of lower other derivative income of $514,000.

Service charges, principally derived from deposit accounts, were $1.9 million during each of the second quarters in 2007 and 2006. For the first six months of 2007, service charges totaled $3.7 million compared to $3.8 million during the first half of 2006. The lower service charge revenue in 2007 was primarily caused by a higher earnings credit rate given to customers on their collected account balances, partially offset by a 3.6% increase in gross activity fees. Our earnings credit rate was 13 basis points higher on average in the second quarter of 2007 as compared to the same quarter in 2006.

Trust fees from our corporate trust services totaled $643,000 in the second quarter of 2007, an increase of $55,000 from the second quarter of 2006. For the first six months of 2007, trust fees totaled $1.1 million, an increase of $77,000 from the same six month period in 2006.

Investment management fee income declined in 2007 as compared to 2006 for both the quarter and year-to-date periods. In January 2007, we entered into an agreement with Mesirow Financial, a Chicago-based asset management firm, pursuant to which Mesirow Financial will provide certain of our customers with sub-advisory investment management services. Concurrent with our entering into this arrangement, several of our former investment management employees terminated their employment and joined another financial services company in Chicago. We expect that our investment management fees in 2007 will be lower as a result of these events. Investment management fees declined $78,000, or 17.7%, to $362,000 during the second quarter of 2007 compared to the second quarter of 2006. On a year-to-date basis, investment management fees declined $79,000, or 8.7%, to $828,000 in 2007 compared to the first six months of 2006.

Syndication fees for the first six months of 2007 totaled $400,000, all of which were earned during the second quarter. Syndication fees for the first six months of 2006 totaled $500,000, all of which were earned during the first quarter. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market we serve as well as our balance sheet and credit risk management. At June 30, 2007, we had deferred recognition of $1.0 million in loan syndication fees which we expect to recognize as noninterest income at a later date when the conditions for revenue recognition are met.

Other derivative expense in 2007 for the second quarter of $61,000 and for the first six months of $37,000 relates to changes in the fair value, as well as net cash settlements, of our non-hedged derivative instruments. Other derivative income or expense in 2006 primarily related to certain interest rate swap agreements we had used to convert fixed rate brokered CDs to a variable rate. The other derivative income reflected the changes in the fair value of both the interest rate swaps and the related hedged brokered CDs, as well as the ineffective portion of the hedging relationship. In May 2006, we terminated all of our interest rate swaps related to brokered CDs. For the second quarter of 2006, we had other derivative expense of $105,000 and other derivative income of $477,000 for the first six months of 2006.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Other noninterest income was $765,000 during the second quarter of 2007 compared to $522,000 during the same quarter a year ago, while on a year-to-date basis, other noninterest income was $1.2 million in 2007 compared to $1.1 million during the first half of 2006. The increase in both the quarterly and year-to-date period was primarily due to an increase in the market values of assets in our employees’ deferred compensation plan, the offset to which is recorded in salary expense.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical	$8,427	$8,110	$16,638	$16,500
Incentives, commissions, and retirement	1,489	2,155	2,892	4,100

Total salaries and employee benefits	9,916	10,265	19,530	20,600

Occupancy of premises, furniture and equipment	2,905	2,906	5,665	5,913
Legal fees, net	649	579	1,456	818
Other professional services	503	351	1,184	774
Computer processing	440	479	880	895
Advertising and public relations	203	437	546	573
Nonperforming asset expense	141	33	432	55
Other noninterest expense	2,895	3,549	6,021	6,757

Total noninterest expense	$17,652	$18,599	$35,714	$36,385

Efficiency Ratio	57.95%	60.38%	59.35%	57.47%

Noninterest expense during the second quarter of 2007 totaled $17.7 million, a decrease of $947,000, or 5.1%, compared to noninterest expense of $18.6 million during the second quarter of 2006. A decrease in salary and benefits and lower advertising combined to produce the decrease in expense. For the first six months of 2007, noninterest expense was $35.7 million compared to $36.4 million during the first six months of 2006, a decrease of $671,000 or 1.8%. Lower salaries and benefits and occupancy expenses were partly offset by higher legal fees, other professional services, and nonperforming asset expense.

For the second quarter of 2007, total salaries and employee benefits expense decreased $349,000, or 3.4%, compared to the second quarter of 2006, while on a year-to-date basis, total salaries and employee benefits declined $1.1 million, or 5.2%. In both the quarterly and year-to-date comparison, the decrease in expense was due to lower incentives, commissions, and retirement expenses, partly offset by an increase in base salaries. The decrease in incentives, commission and retirement expense mostly reflects the impact of our financial performance on our incentive bonus program. Total full-time equivalent employees were 421 at June 30, 2007, compared to 420 at June 30, 2006.

Occupancy of premises and furniture and equipment expense was $2.9 million for the second quarter of 2007, unchanged from the same quarter a year ago. Occupancy expense for the first half of 2007 was $5.7 million, a decrease of $248,000, or 4.2% compared to the same six month period in 2006. In January 2007, we signed a lease to move our office in downtown Chicago from one leased facility to another leased facility when the current lease expires in December 2007. We have begun to make improvements to the new space and we expect to incur incremental occupancy expense while we continue to operate the existing space and make the improvements on the new leased space. In addition, we closed our banking facility in Itasca on January 31, 2007 and we expect to close our Orland Park banking facility during the fourth quarter of 2007. Each of these banking centers was a smaller, leased, store-front location without drive-up teller access. We expect no material impact on our occupancy expense from the closing of these facilities.

Legal fees were $649,000 in the second quarter of 2007 compared to $579,000 during the second quarter of 2006. Legal fees during the first six months of 2007 totaled $1.5 million or $638,000 higher than the $818,000 of legal expense in the first six months of 2006. The increase in 2007 was primarily driven by increased collection activities, the reorganization of our wealth management business and other general corporate and contract matters.

Other professional services expense in 2007 increased as compared to 2006 mostly due to sub-advisory investment management services now provided by a third-party asset management firm. Other professional service expenses were $503,000 in the second quarter of 2007 compared to $351,000 during the second quarter of 2006. On a year-to-date basis, other professional services were $1.2 million for the first six months of 2007 compared to $774,000 in 2006.

Advertising and public relations expense was $203,000 during the second quarter of 2007 compared to $437,000 in the same quarter a year ago. For the first six months of 2007, advertising and public relations expense was $546,000 compared to $573,000 during the same six month period in 2006. The decrease in the quarterly comparison was due to the timing of our print advertising.

Nonperforming asset expense has increased in 2007 due to the general increase in our nonperforming assets and additional costs associated with the property management and marketing costs associated with a single real estate development project loan, which has been assigned to our loan work-out department. Nonperforming asset expense was $141,000 during the second quarter of 2007 compared to $33,000 during the second quarter of 2006. For the first six months of 2007, nonperforming asset expense was $432,000 compared to $55,000 during the same six month period in 2006.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $2.9 million in the second quarter of 2007, compared to $3.5 million in the second quarter of 2006. On a year-to-date basis, other noninterest expense was $6.0 million in 2007 compared to $6.8 million in 2006. A decrease in consulting services, business development and entertainment expenses all contributed to the lower level of other noninterest expense.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 58.0% in the second quarter of 2007 compared to 60.4% in the same quarter in 2006. The decrease in noninterest expense produced the lower ratio in 2007. For the first half of 2007, our efficiency ratio increased to 59.4% compared to 57.5% for the first six months of 2006. The less favorable efficiency ratio in the year-to-date 2007 period primarily reflects reduced total revenues.

Income Taxes

We recorded income taxes of $3.8 million for the second quarter of 2007, resulting in an effective tax rate of 34.4%, compared with income tax expense of $3.8 million, or an effective tax rate of 37.6%, in the same quarter last year. For the first six months of 2007, we recorded income taxes of $6.5 million, resulting in an effective income tax rate of 34.2%, compared to $8.8 million of expense in the first half of 2006, or an effective income tax rate of 36.6%. The lower effective tax rate in 2007 was primarily caused by lower 2007 pre-tax income without a corresponding decrease in favorable permanent differences.

FINANCIAL CONDITION

Overview

Total assets decreased $80.0 million, or 2.4%, to $3.30 billion at June 30, 2007 from total assets of $3.38 billion at December 31, 2006. The decrease in total assets was primarily due to lower cash and cash equivalent balances of $83.6 million. Total loans increased $61.3 million while investment securities declined $58.9 million. Total deposits decreased by $127.7 million to $2.51 billion at June 30, 2007, compared to $2.64 billion at December 31, 2006, while other borrowings increased by $28.8 million and FHLB advances increased by $25.0 million. Total stockholders’ equity at June 30, 2007 was $267.5 million, compared to $271.2 million at December 31, 2006.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $51.3 million at June 30, 2007, compared to $134.9 million at December 31, 2006. Short-term investments were liquidated during the first half of 2007 in response to deposit outflows from certain significant deposit sources.

Investment Securities

Investment securities totaled $610.2 million at June 30, 2007, compared to $669.1 million at December 31, 2006, a decrease of $58.9 million, or 8.8%. Cash flows from maturities and payments on investment securities were not reinvested in securities as our deposit balances have declined since the beginning of the year. The weighted average life of the investment portfolio at June 30, 2007 was approximately 5.7 years, compared to approximately 5.3 years at December 31, 2006.

At June 30, 2007, the net unrealized loss on the available for sale securities totaled $16.6 million, an increase of $7.4 million from December 31, 2006. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

Loans

Total loans increased $61.3 million, or 2.5%, to $2.56 billion at June 30, 2007 from total loans of $2.50 billion at December 31, 2006. Commercial loans increased $75.7 million, or 3.3%, while consumer-oriented loans declined $14.4 million. Growth in total commercial loans was driven by the 12.1% increase in commercial and industrial (“C&I”) loans and the 5.5% increase in commercial real estate loans, while real estate—construction loans decreased 8.2%.

The composition of our loan portfolio as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007		December 31, 2006
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$864,312	34%	$770,863	31%
Commercial real estate secured	835,211	32	791,962	31
Real estate—construction	683,353	27	744,317	30
Consumer-oriented loans	179,169	7	193,602	8

Gross loans	$2,562,045	100%	$2,500,744	100%

Our C&I loans increased $93.5 million, or 12.1%, to $864.3 million at June 30, 2007, as compared to $771.0 million at December 31, 2006. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans increased $43.3 million, or 5.5%, to $835.2 million at June 30, 2007, as compared to $792.0 million at December 31, 2006. Both loans secured by non-owner occupied commercial property and owner-occupied commercial real estate increased. The composition of our commercial real estate secured portfolio was approximately as follows as of the dates indicated:

	June 30, 2007		December 31, 2006
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	60%	19%	61%	19%
Owner occupied	24%	8%	23%	7%

Subtotal	84%	27%	84%	26%
Residential income properties	16%	5%	16%	5%

Total commercial real estate secured	100%	32%	100%	31%

Our real estate-construction loans decreased by $61.0 million, or 8.2%, to $683.4 million at June 30, 2007, as compared to $744.3 million at December 31, 2006. The decline was primarily in loans for condominium conversions. We expect that the slowing residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio. The composition of our real estate-construction portfolio was approximately as follows as of the dates indicated:

	June 30, 2007		December 31, 2006
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	27%	7%	26%	8%
Multifamily, including townhomes and condominiums	33%	9%	43%	13%

Subtotal	60%	16%	69%	21%
Commercial properties	18%	5%	15%	4%
Land and land development	22%	6%	16%	5%

Total real estate-construction	100%	27%	100%	30%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $14.4 million, or 7.5%, to $179.2 million at June 30, 2007. Residential real estate loans were essentially unchanged at $62 million. Home equity loans and lines of credit declined $13.4 million, or 11.5%. The portion of home equity loans and lines of credit that was originally sourced through brokers declined $4.9 million during the first half of 2007 and totaled $18.4 million at June 30, 2007.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2007	Dec. 31, 2006	June 30, 2006
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$1,339	$10,046	$2,440
Nonaccrual loans
Commercial and industrial	3,632	4,686	6,804
Commercial real estate secured	6,333	1,037	2,234
Real estate – construction	22,185	15,570	14,607
All other loan types	2,712	1,818	3,274

Total nonaccrual	34,862	23,111	26,919

Total nonperforming loans	36,201	33,157	29,359
Other real estate owned	943	412	234
Other repossessed assets	—	—	—

Total nonperforming assets	$37,144	$33,569	$29,593

Restructured loans not included in nonperforming assets	—	—	—
Nonperforming loans to total loans	1.41%	1.33%	1.19%
Nonperforming assets to total loans plus repossessed property	1.45%	1.34%	1.20%
Nonperforming assets to total assets	1.13%	0.99%	0.88%

Nonperforming assets were $37.1 million, or 1.13% of total assets on June 30, 2007, compared to $33.6 million, or 0.99% of total assets on December 31, 2006, and $29.6 million, or 0.88% of total assets on June 30, 2006. The increase in nonperforming loans occurred primarily in real estate—construction and commercial real estate secured. During the second quarter, we moved the last of three loans to one borrower to nonaccrual. This borrower’s three loans for three separate real estate projects totaled $17.2 million at June 30, 2007. The second largest exposure to a single borrower within nonaccrual loans is a $5.0 million commercial real estate secured loan.

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

	June 30, 2007	Dec. 31, 2006	June 30, 2006
	(in thousands)
Recorded balance of impaired loans	$36,045	$24,136	$45,353
Allowance for loan losses related to impaired loans	$4,249	$2,528	$2,805

The allowance for impaired loans increased $1.7 million to $4.2 million at June 30, 2007, reflecting our estimate of probable losses in our impaired loans. The allowance for certain real estate secured loans increased as the estimated work-out periods for the related loans lengthened.

In addition to nonperforming and impaired loans, we also monitor performing loans where appropriate. Loans to residential development borrowers comprise a greater portion of the performing loans that are receiving heightened monitoring during 2007 as compared to prior years. Diminished demand in the residential housing market may reveal specific project or borrower weaknesses that otherwise might have been mitigated by a stronger or more vibrant market.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended		For Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in thousands)
Average total loans	$2,516,236	$2,431,991	$2,501,641	$2,399,390

Total loans at end of period	$2,562,000	$2,467,963	$2,562,000	$2,467,963

Allowance for loan losses:
Allowance at beginning of period	$38,330	$36,686	$37,516	$37,481
Net (charge-offs) recoveries:
Commercial and commercial real estate	(215)	(2,215)	(1,390)	(3,714)
Real estate—construction	(10)	(3)	(1,064)	(3)
Residential real estate mortgages and consumer loans	(206)	(60)	(763)	(256)

Total net charge-offs	(431)	(2,278)	(3,217)	(3,973)
Provision for loan losses	1,900	2,100	5,500	3,000

Allowance at end of period	$39,799	$36,508	$39,799	36,508

Annualized net charge-offs to average total loans	0.07%	0.37%	0.26%	0.33%
Allowance to total loans at end of period	1.55%	1.48%	1.55%	1.48%
Allowance to nonperforming loans	109.94%	124.35%	109.94%	124.35%

Our allowance for loan losses was $39.8 million at June 30, 2007, or 1.55% of end-of-period loans and 109.94% of nonperforming loans. At June 30, 2006, the allowance for loan losses was $36.5 million, which represented 1.48% of end-of-period loans and 124.35% of nonperforming loans.

Net charge-offs during the second quarter of 2007 were $431,000, 0.07% of average loans on an annualized basis. In comparison, net charge-offs during the second quarter of 2006 were $2.3 million, 0.37% of average loans on an annualized basis. For the first six months of 2007, net charge-offs totaled $3.2 million, or 0.26% of average loans compared to $4.0 million, or 0.33% of average loans, during the same year-to-date period in 2006.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $1.9 million for the second quarter of 2007, compared to $2.1 million for the first quarter of 2006. Our provision for loan losses was $5.5 million for the first half of 2007 compared to $3.0 million for the same period in 2006. Higher specific reserves for impaired loans, the increase in non-performing loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heightened monitoring, increased the provision for loan losses in 2007 as compared to 2006. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposit balances at June 30, 2007 declined $127.7 million from year-end 2006 largely from the impact of two events. Non-interest-bearing deposits include deposits relating to corporate paying agent trusts which routinely increase at common bond coupon dates such as December 31st and reflect regular seasonal characteristics. These trust deposits declined $39.9 million between year end 2006 and June 30, 2007. In addition, money market deposits from a significant customer declined approximately $100 million over the first six months of 2007. We expect that the remaining deposits of approximately $95 million from this customer will be withdrawn by year-end. As a result, total in-market deposits declined $149.3 million. Total out-of-market deposits increased by $21.6 million, or 3.0%, from year-end 2006.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	June 30, 2007	Dec. 31, 2006
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$383,393	$447,862
NOW accounts	77,029	82,484
Savings accounts	53,684	59,523
Money market accounts	709,981	742,859
Customer certificates of deposit	477,140	516,624
Public time deposits	67,446	68,580

Total in-market deposits	1,768,673	1,917,932

Out-of-market deposits:
Brokered money market deposits	65,944	65,090
Out-of-local-market certificates of deposit	115,543	105,119
Brokered certificates of deposit	562,095	551,786

Total out-of-market deposits	743,582	721,995

Total deposits	$2,512,255	$2,639,927

Average deposits during the first half of 2007 increased $24.8 million to $2.54 billion compared to $2.52 billion during the first half of 2006. Money market accounts during 2007 increased $165.2 million, primarily in higher rate market priced money market accounts. Partly offsetting the increase in money market balances were lower customer certificates of deposit of $43.0 million, non-interest bearing deposit accounts of $21.3 million, brokered certificates of deposits of $21.1 million, and out-of-local-market certificates of deposits of $17.8 million.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$380,450	15.0%	—%	$401,718	15.9%	—%
NOW accounts	82,784	3.3	0.75	100,234	4.0	0.54
Money market accounts	816,784	32.1	4.40	651,558	25.9	3.57
Savings deposits	56,647	2.2	0.28	70,506	2.8	0.28
Time deposits:
Certificates of deposit	504,612	19.8	4.72	547,621	21.7	3.89
Out-of-local-market certificates of deposit	109,604	4.3	5.41	127,423	5.1	4.49
Brokered certificates of deposit	526,331	20.7	5.05	547,432	21.7	4.64
Public Funds	67,281	2.6	5.14	73,158	2.9	4.19

Total time deposits	1,207,828	47.4	4.95	1,295,634	51.4	4.29

Total deposits	$2,544,493	100.0%		$2,519,650	100.0%

Other Borrowings and Liabilities

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. Period-end other borrowings increased $28.8 million to $291.1 million at June 30, 2007, as compared to $262.3 million at December 31, 2006. In addition, borrowings from the FHLB increased $25.0 million during the first six months of 2007 to $105.0 million at June 30, 2007.

At June 30, 2007, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are callable by us at par beginning in October 2007. We plan to review alternatives available to us to refinance or repay the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. Unamortized issuance costs relating to these debentures were $2.6 million on June 30, 2007. Unamortized issuance costs would be recognized as an expense if the debentures were called by us in 2007 or thereafter.

CAPITAL RESOURCES

At June 30, 2007 and December 31, 2006, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of June 30, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$374,516	13.21%	>$	226,832	>8.00%	>$	283,540	>10.00%
Cole Taylor Bank	351,563	12.42		>226,392	>8.00		>282,989	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	339,020	11.96		>113,416	>4.00		>170,124	>6.00
Cole Taylor Bank	316,135	11.17		>113,196	>4.00		>169,794	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	339,020	10.39		>130,564	>4.00		>163,205	>5.00
Cole Taylor Bank	316,135	9.71		>130,238	>4.00		>162,798	>5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$	223,140	>8.00%	>$	278,925	>10.00%
Cole Taylor Bank	334,293	12.01		>222,706	>8.00		>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10		>111,570	>4.00		>167,355	>6.00
Cole Taylor Bank	299,462	10.76		>111,353	>4.00		>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17		>132,825	>4.00		>166,031	>5.00
Cole Taylor Bank	299,462	9.04		>132,488	>4.00		>165,610	>5.00

During the first half of 2007, Cole Taylor Bank’s capital ratios increased as retained earnings increased regulatory capital. During this period, while the Bank's average assets decreased slightly, the change in asset mix to more loans and fewer investment securities increased risk-weighted assets. As result, the Bank's leverage ratio increased to a greater degree than the total and Tier I capital to risk-weighted asset ratios. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of June 30, 2007, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $80.2 million. The Bank did not pay any dividend to the Company during the first six months of 2007.

During the first six months of 2007, the Company’s total capital levels increased only modestly as the retention of earnings was mostly offset by the repurchase of $9.9 million of Company common stock. The Company's total and Tier I capital ratios decreased, due to the increase in risk-weighted assets. The Company's leverage ratio increased due to the decline in average assets. During 2007, we declared common stock dividends of $0.20 per share, totaling $2.2 million.

LIQUIDITY

During the first six months of 2007, our total assets declined by $80.0 million as cash and cash equivalent balances and cash flows from our investment portfolio were used to fund total deposit out flows of $128.2 million and loan growth of $62.9 million. Deposit outflows resulted primarily from decreases in deposit balances from certain significant deposit customers. In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents totaled $21.4 million at June 30, 2007, as compared to $34.9 million at December 31, 2006. Cash outflows during the first six months of 2007 included $9.9 million for the repurchase of 334,761 shares of our common stock, $2.2 million of dividends paid on our common stock and $2.8 million of interest paid on our junior subordinated debentures. Sources of holding company liquidity during the first half of 2007 included the receipt of $228,000 from the exercise of stock options. The Company, as of June 30, 2007, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At June 30, 2007, we had $978 million of undrawn commitments to extend credit and $95 million of financial and performance standby letters of credit. In comparison, at December 31, 2006, we had $915 million of undrawn commitments to extend credit and $110 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at June 30, 2007 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Derivative Instruments designated as cash flow hedges:
Prime Floor	$100,000	6.25%	7/12/2010	$89
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	81
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	117

Subtotal	400,000

Non-hedging derivative instruments:
Prime Floor	100,000	5.50%	6/30/2010	38
Interest Rate Swap—pay fixed/receive variable	5,918	Pay 6.10% Receive 6.57%	8/1/2015	159
Interest Rate Swap—receive fixed/pay variable	5,918	Receive 6.10% Pay 6.57%	8/1/2015	(159)

Subtotal	111,836

Total	$511,836

At June 30, 2007, we had $400 million of notional amount of derivative instruments that are designated as cash flow hedges. Any changes in fair value of these instruments, which are designated as cash flow hedges against interest receipts from Prime-based loans, are recorded in other comprehensive income, net of tax.

We also had $111.8 million of notional amount of derivative instruments that are not designated as accounting hedges. Changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. During the second quarter of 2007, as an accommodation to a customer, we entered into a $5.9 million amortizing notional amount interest rate swap. At the same time, in order to offset our exposure, we entered into a $5.9 million interest rate swap with a different counterparty with offsetting terms.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our simulation modeling of the June 30, 2007 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated that our net interest margin will decline in future periods as many of our interest-bearing liabilities will reprice to current rates as they mature or reprice. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At June 30, 2007		At December 31, 2006
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$950	0.91%	$1,645	1.52%
- 200 basis points over one year	(2,291)	(2.20)%	(2,411)	(2.23)%

Our simulation modeling at June 30, 2007 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $950,000, or 0.9%, higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impact our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be even lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling scenario was calculated to be $2.3 million, or 2.2%, lower than in a rates unchanged scenario.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We did not early adopt FAS 159, and are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 156”), which amends the guidance in SFAS 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations, and to initially record such servicing assets or servicing liabilities at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 was effective for the fiscal year beginning January 1, 2007. The adoption of SFAS 156 did not have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will “more-likely-than-not” be sustained. FIN 48 also provides additional guidance on derecognition, interest and penalties, and disclosure of uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

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

	2007 Quarter Ended		2006 Quarter Ended				2005 Quarter Ended
	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$56,691	$56,006	$57,599	$57,393	$54,553	$51,455	$49,873	$45,682
Interest expense	30,235	29,551	29,970	29,305	27,097	23,436	21,177	18,202

Net interest income	26,456	26,455	27,629	28,088	27,456	28,019	28,696	27,480
Provision for loan losses	1,900	3,600	900	2,100	2,100	900	2,772	—
Noninterest income	4,065	3,238	4,745	3,666	3,452	3,908	4,386	4,473
Other derivative income (expense)	(61)	24	(42)	59	(105)	582	(1,561)	(2,351)
Noninterest expense	17,652	18,062	18,707	18,167	18,599	17,786	17,594	17,797

Income before income taxes	10,908	8,055	12,725	11,546	10,104	13,823	11,155	11,805
Income taxes	3,756	2,733	618	(7,347)	3,799	4,965	4,137	4,408

Net income	$7,152	$5,322	$12,107	$18,893	$6,305	$8,858	$7,018	$7,397

Earnings per share:
Basic	$0.65	$0.48	$1.10	$1.72	$0.58	$0.81	$0.65	$0.73
Diluted	0.65	0.48	1.09	1.70	0.57	0.80	0.63	0.71

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "could" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the possible decline in residential real estate sales volume and the likely potential for illiquidity in the real estate market; the risks associated with management changes and employee turnover; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned "Risk Factors” in our December 31, 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 7, 2007. The following matters were voted on at the meeting:

1.	The election of ten directors by common stockholders set forth below:

Director	For	Withheld
Bruce W. Taylor	9,013,542	328,300
Ronald L. Bliwas	9,043,835	298,007
Ronald D. Emanuel	9,002,691	339,151
Edward McGowan	9,043,815	298,027
Louise O'Sullivan	9,043,835	298,007
Melvin E. Pearl	8,626,534	715,308
Shepherd G. Pryor, IV	9,002,711	339,131
Jeffrey W. Taylor	6,380,566	2,961,276
Richard W. Tinberg	8,919,517	422,325
Mark L. Yeager	8,810,619	531,223

Each of these individuals will serve on our Board of Directors for a one-year term or until their successor is elected and qualified.

2.	Approval of the Taylor Capital Group, Inc. 2007 Incentive Bonus Plan:

For:	8,719,306
Against:	335,050
Abstain:	1,947

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits
4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

10.49	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Stockholders filed on April 30, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: August 6, 2007

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)