Form 10-Q/A
period 2007-06-30
TAYLOR CAPITAL GROUP INC
filed 2007-08-08
CIK 1025536

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

Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2007, there were 10,821,975 shares of Common Stock, $0.01 par value, outstanding.

Explanatory Note

The cover page of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed by Taylor Capital Group, Inc. (the “Company”) with the Securities and Exchange Commission on August 6, 2007, contained a typographical error and inadvertently stated an incorrect number of outstanding shares of the Company’s common stock. The correct number of such outstanding shares as of July 31, 2007 was 10,821,975, as reflected on the cover page to this Quarterly Report on Form 10-Q/A.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. This Amendment No. 1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the original Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 8, 2007

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)