Form 10-Q
period 2007-09-30
TAYLOR CAPITAL GROUP INC
filed 2007-11-05
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2007, there were 10,639,975 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,344	$61,566
Federal funds sold	2,700	48,400
Short-term investments	150	24,954

Total cash and cash equivalents	55,194	134,920
Investment securities:
Available-for-sale, at fair value	800,582	668,810
Held-to-maturity, at amortized cost (fair value of $25 and $275 at September 30, 2007 and December 31, 2006, respectively)	25	275
Loans, net of allowance for loan losses of $40,430 and $37,516 at September 30, 2007 and December 31, 2006, respectively	2,468,424	2,463,169
Premises, leasehold improvements and equipment, net	14,870	14,799
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	12,286	11,805
Other real estate and repossessed assets, net	2,947	412
Goodwill	23,237	23,237
Other assets	67,662	62,240

Total assets	$3,445,227	$3,379,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$394,939	$447,862
Interest-bearing	2,196,699	2,192,065

Total deposits	2,591,638	2,639,927
Other borrowings	303,234	262,319
Accrued interest, taxes and other liabilities	37,697	39,622
FHLB advances	145,000	80,000
Junior subordinated debentures	86,607	86,607

Total liabilities	3,164,176	3,108,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,507,643 and 11,454,066 shares issued at September 30, 2007 and December 31, 2006, respectively; 10,809,875 and 11,131,059 shares outstanding at September 30, 2007 and December 31, 2006, respectively	115	115
Surplus	196,873	194,687
Retained earnings	105,464	89,045
Accumulated other comprehensive loss, net	(3,313)	(5,598)
Treasury stock, at cost, 697,768 and 323,007 shares at September 30, 2007 and December 31, 2006, respectively	(18,088)	(7,057)

Total stockholders’ equity	281,051	271,192

Total liabilities and stockholders’ equity	$3,445,227	$3,379,667

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$49,226	$49,289	$146,614	$139,549
Interest and dividends on investment securities:
Taxable	6,113	6,317	17,528	18,659
Tax-exempt	1,516	1,372	4,570	4,004
Interest on cash equivalents	628	415	1,468	1,189

Total interest income	57,483	57,393	170,180	163,401

Interest expense:
Deposits	25,216	23,573	73,098	63,007
Other borrowings	2,497	2,670	8,044	7,986
FHLB advances	1,475	1,076	3,895	3,016
Junior subordinated debentures	1,988	1,986	5,925	5,829

Total interest expense	31,176	29,305	90,962	79,838

Net interest income	26,307	28,088	79,218	83,563
Provision for loan losses	3,400	2,100	8,900	5,100

Net interest income after provision for loan losses	22,907	25,988	70,318	78,463

Noninterest income:
Service charges	1,982	1,995	5,687	5,777
Trust and investment management fees	890	1,036	2,847	2,995
Loan syndication fees	2,200	—	2,600	500
Other derivative income	159	59	122	536
Other noninterest income	332	635	1,573	1,754

Total noninterest income	5,563	3,725	12,829	11,562

Noninterest expense:
Salaries and employee benefits	9,916	10,005	29,446	30,605
Occupancy of premises	2,178	1,964	6,144	5,943
Furniture and equipment	803	832	2,502	2,766
Legal fees, net	442	501	1,898	1,319
Other professional services	555	424	1,739	1,198
Computer processing	389	446	1,269	1,341
Advertising and public relations	490	429	1,036	1,002
Other noninterest expense	3,286	3,566	9,739	10,378

Total noninterest expense	18,059	18,167	53,773	54,552

Income before income taxes	10,411	11,546	29,374	35,473
Income tax expense (benefit)	3,190	(7,347)	9,679	1,417

Net income	$7,221	$18,893	$19,695	$34,056

Basic earnings per common share	$0.68	$1.72	$1.81	$3.12
Diluted earnings per common share	0.67	1.70	1.79	3.07

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Unearned Compensation - Stock Grants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$—	$115	$194,687	$—	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	1,292	—	—	—	—	1,292
Exercise of stock options	—	—	695	—	—	—	—	695
Tax benefit on stock options exercised and stock awards	—	—	199	—	—	—	—	199
Purchase of treasury stock	—	—	—	—	—	—	(11,031)	(11,031)
Comprehensive income:
Net income	—	—	—	—	19,695	—	—	19,695
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	464	—	464
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,468	—	1,468
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	353	—	353

Total comprehensive income								21,980

Common stock dividends— $0.30 per share	—	—	—	—	(3,276)	—	—	(3,276)

Balance at September 30, 2007	$—	$115	$196,873	$—	$105,464	$(3,313)	$(18,088)	$281,051

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,599	—	—	—	—	1,599
Forfeiture of stock grants	—	—	(68)	—	—	—	—	(68)
Exercise of stock options	—	1	2,114	—	—	—	—	2,115
Tax benefit on stock options exercised and stock awards	—	—	763	—	—	—	—	763
Comprehensive income:
Net income	—	—	—	—	34,056	—	—	34,056
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,567	—	2,567
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	2,362	—	2,362
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,131)	—	(1,131)

Total comprehensive income								37,854

Common stock dividends— $0.18 per share	—	—	—	—	(1,993)	—	—	(1,993)

Balance at September 30, 2006	$—	$114	$193,902	$—	$78,051	$(5,422)	$(7,057)	$259,588

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$19,695	$34,056
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(122)	(536)
Amortization of premiums and discounts, net	3	657
Deferred loan fee amortization	(3,364)	(3,677)
Provision for loan losses	8,900	5,100
Depreciation and amortization	2,592	2,626
Deferred income taxes	(1,616)	3,034
Losses on other real estate	20	221
Tax benefit on stock options exercised or stock awards	199	763
Excess tax benefit on stock options exercised and stock awards	(120)	(561)
Cash paid to terminate derivative instruments	—	(12,239)
Other, net	2,145	334
Changes in other assets and liabilities:
Accrued interest receivable	(1,458)	(809)
Other assets	(3,188)	(2,657)
Accrued interest, taxes and other liabilities	163	(4,401)

Net cash provided by operating activities	23,849	21,911

Cash flows from investing activities:
Purchases of available-for-sale securities	(223,305)	(112,566)
Proceeds from principal payments and maturities of available-for-sale securities	92,248	85,426
Proceeds from principal payments and maturities of held-to-maturity securities	250	—
Net increase in loans	(13,986)	(104,891)
Net additions to premises, leasehold improvements and equipment	(2,663)	(1,901)
Net proceeds from sales of other real estate	640	934

Net cash used in investing activities	(146,816)	(132,998)

Cash flows from financing activities:
Net increase (decrease) in deposits	(49,150)	112,493
Net increase (decrease) in other borrowings	40,915	(34,269)
Proceeds from FHLB advances	65,000	105,000
Repayment of FHLB advances	—	(100,000)
Repayment of junior subordinated debentures	—	(1,031)
Proceeds from exercise of employee stock options	695	2,115
Purchase of treasury stock	(11,031)	—
Excess tax benefit on stock options exercised and stock awards	120	561
Dividends paid	(3,308)	(1,984)

Net cash provided by financing activities	43,241	82,885

Net decrease in cash and cash equivalents	(79,726)	(28,202)
Cash and cash equivalents, beginning of period	134,920	161,065

Cash and cash equivalents, end of period	$55,194	$132,863

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$91,147	$74,561
Income taxes	12,993	9,793
Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of income taxes	$464	$2,567
Loans transferred to other real estate	3,195	489

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The income statement data for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$130,716	$132	$(616)	$130,232
Collateralized mortgage obligations	170,209	442	(4,260)	166,391
Mortgage-backed securities	362,290	438	(4,096)	358,632
State and municipal obligations	145,826	796	(1,295)	145,327

Total available-for-sale	809,041	1,808	(10,267)	800,582

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$809,066	$1,808	$(10,267)	$800,607

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$157,848	$—	$(2,257)	$155,591
Collateralized mortgage obligations	165,297	27	(3,885)	161,439
Mortgage-backed securities	207,275	953	(4,430)	203,798
State and municipal obligations	147,566	1,178	(762)	147,982

Total available-for-sale	677,986	2,158	(11,334)	668,810

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$678,261	$2,158	$(11,334)	$669,085

3. Loans:

Loans classified by type at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial and industrial	$823,724	$770,863
Commercial real estate secured	852,734	791,962
Real estate-construction	659,056	744,317
Residential real estate mortgages	61,356	62,453
Home equity loans and lines of credit	99,560	116,516
Consumer	11,369	13,237
Other loans	1,094	1,396

Gross loans	2,508,893	2 ,500,744
Less: Unearned discount	(39)	(59)

Total loans	2,508,854	2,500,685
Less: Allowance for loan losses	(40,430)	(37,516)

Loans, net	$2,468,424	$2,463,169

Information about our nonaccrual and impaired loans and the related allowance for loan losses for impaired loans is as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Nonaccrual loans	$49,506	$23,111
Recorded balance of impaired loans	$52,009	$24,136
Allowance for loan losses related to impaired loans	$3,708	$2,528

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
NOW accounts	$77,730	$82,484
Savings accounts	52,143	59,523
Money market deposits	795,532	807,949
Time deposits:
Certificates of deposit of less than $100,000	237,030	187,436
Certificates of deposit of $100,000 or more	306,969	329,188
Out-of-local-market certificates of deposit	115,453	105,119
Brokered certificates of deposit	561,587	551,786
Public time deposits	50,255	68,580

Total time deposits	1,271,294	1,242,109

Total	$2,196,699	$2,192,065

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. The composition of brokered CDs at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Par value of brokered CDs	$566,001	$557,062
Unamortized broker placement fees	(1,913)	(2,146)
Fair value adjustment	(2,501)	(3,130)

Total	$561,587	$551,786

5. Other Borrowings:

Other borrowings at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007		December 31, 2006
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$125,078	3.13%	$126,415	3.21%
Term	120,000	4.27	100,000	5.12
Federal funds purchased	58,031	4.66	35,823	4.93
U.S. Treasury tax and loan note option	125	4.39	81	4.99

Total	$303,234	3.87%	$262,319	4.17%

As of September 30, 2007 and December 31, 2006, the term repurchase agreements consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Term Repurchase Agreements:
Structured repurchase agreement - rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps at LIBOR of 5.20% and a floor of 0.00%	$40,000	$—
Repurchase agreement - rate 4.08%, due September 13, 2010, callable after December 13, 2007	40,000	—
Structured repurchase agreement - rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps at LIBOR of 5.58% and a floor of 0.00%	40,000	—
Repurchase agreement - rate 5.12%, due September 13, 2007	—	100,000

Total term repurchase agreements	$120,000	$100,000

6. FHLBC Advances:

FHLBC advances at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	$25,000	$25,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate was 5.48% at September 30, 2007 and December 31, 2006; due April 7, 2008	30,000	30,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.755%; interest rate was 5.615% and 5.63% at September 30, 2007 and December 31, 2006, respectively, due July 13, 2008	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	—
FHLB advance – interest rate changes daily, Fed Funds effective rate plus 0.06%, interest rate was 5.11% at September 30, 2007, due October 15, 2007	40,000	—

Total FHLB advances	$145,000	$80,000

On October 10, 2007, the Federal Home Loan Bank of Chicago (FHLBC) filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. On October 30, 2007, the FHLBC announced that it would not declare a dividend for the third quarter 2007. At September 30, 2007, we held, at cost, $7.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Based on written correspondence and verbal communications with the FHLBC, we believe the order should not impact its ability to provide us with liquidity and funding needs in a manner consistent with past practice.

7. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$8,103	$(3,141)	$4,962	$18,444	$(6,455)	$11,989
Change in net unrealized gain/(loss) from cash flow hedging instruments	3,928	(1,544)	2,384	$3,261	(1,132)	2,129
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	125	(44)	81	$207	(73)	134

Other comprehensive income	$12,156	$(4,729)	$7,427	$21,912	$(7,660)	$14,252

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$717	$(253)	$464	$3,949	(1,382)	$2,567
Change in net unrealized gain/(loss) from cash flow hedging instruments	2,417	(949)	1,468	$3,613	(1,251)	2,362
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	543	(190)	353	(1,740)	609	(1,131)

Other comprehensive income	$3,677	$(1,392)	$2,285	$5,822	$(2,024)	$3,798

8. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per common share. For both the three and nine month periods ended September 30, 2007, stock options outstanding to purchase 299,381 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine month periods ended September 30, 2006, stock options outstanding to purchase 277,076 and 224,376 shares of common stock, respectively were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
Net income	$7,221	$18,893	$19,695	$34,056

Weighted average common shares outstanding	10,687,516	10,965,144	10,871,989	10,921,909
Dilutive effect of common stock equivalents	96,773	140,537	122,890	180,313

Diluted weighted average common shares outstanding	10,784,289	11,105,681	10,994,879	11,102,222

Basic earnings per common share	$0.68	$1.72	$1.81	$3.12
Diluted earnings per common share	0.67	1.70	1.79	3.07

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during 2007 had a weighted average grant date fair value of $9.25 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 4.68%, an expected stock price volatility of 29.00%, an expected dividend payout of 1.32%, and an expected option life of 5.25 years. The stock options granted in 2007 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the nine month period ended September 30, 2007:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2007	699,548	$25.34
Granted	105,356	30.31
Exercised	(35,169)	19.79
Forfeited	(17,098)	31.50
Expired	(1,151)	36.87

Outstanding at September, 30, 2007	751,486	$26.14

Exercisable at September 30, 2007	428,781	$23.04

Under the Plan, the Company may grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the last reported sales price of the common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest. The Company may issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest, considering the performance criteria.

The following table provides information regarding nonvested restricted stock for the nine month period ended September 30, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Stock
Nonvested at January 1, 2007	124,309	$32.77
Granted	30,577	30.36
Vested	(20,923)	29.58
Forfeited	(10,581)	31.45

Nonvested at September 30, 2007	123,382	$33.39

10. Derivative Financial Instruments:

The Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at September 30, 2007 (dollars in thousands):

	Notional Amount	Strike Rates	Maturity	Fair Value
Product
Derivative Instruments designated as cash flow hedges:
Prime Floor	$100,000	6.25%	7/12/2010	$420
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	1,458
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	2,282

Subtotal	400,000

Non-hedging derivative instruments:
Prime Floor	100,000	5.50%	6/30/2010	198
Interest Rate Swap—pay fixed/receive		Pay 6.10%
variable	5,769	Receive 6.97%	8/1/2015	3
Interest Rate Swap—receive fixed/pay		Receive 6.10%
variable	5,769	Pay 6.97%	8/1/2015	(3)

Subtotal	111,538

Total	$511,538

The Company is party to one Prime floor and two Prime collars, with a total notional amount of $400 million, which are currently designated as cash flow hedges against interest receipts from Prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. All of the cash flow hedges have been highly effective.

The Company also has $111.5 million of derivative instruments that are not designated as hedges. At inception in June 2005, the $100.0 million notional amount 5.50% Prime floor was designated as a cash flow hedge against interest receipts from Prime-based loans. In May 2006, the Company de-designated this floor. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During the first nine months of 2007, the increase in the fair value of the floor of $122,000 was reflected in noninterest income as other derivative income.

In addition, as an accommodation to a customer, the Company maintains a $5.8 million amortizing notional amount interest rate swap. Under this agreement, the Company will receive a fixed interest rate and pay interest at a variable rate. At the same time that the Company entered into this interest rate swap, in order to offset the exposure, the Company entered into an interest rate swap with a different counterparty with offsetting terms. Under this swap, the Company will pay a fixed rate and receive interest based upon a variable rate. Changes in the fair value of each of the agreements, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

11. Income Taxes:

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN No. 48 resulted in no change in the liability for unrecognized tax benefits.

The total amount of unrecognized tax benefits at January 1, 2007, was $456,000. Of that amount, $296,000 would affect the effective income tax rate if recognized. There have been no significant changes to these amounts during the nine month period ended September 30, 2007. However, the Company believes that it is reasonably possible that $276,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, may reverse in the next twelve months.

The amount accrued for payment of interest and penalties as of January 1, 2007 was $117,000. The Company’s policy is to recognize interest and penalties in income tax expense.

The Company is no longer subject to examination by federal tax authorities for the years of 2003 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years of 2003 and prior.

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

Goodwill Impairment

We have goodwill of $23.2 million that we recognized in connection with our 1997 acquisition of the Bank. We test this goodwill annually on July 1 for impairment, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We tested goodwill for impairment as of July 1, 2007 and we determined that no impairment charge was necessary. The evaluation for impairment includes comparing the estimated fair market value of the Bank to our carrying value for the Bank. Because there is not a readily observable market value for the Bank, the estimation of the fair market value is based on the market price of our common stock adjusted for the junior subordinated debentures and any notes payable at the holding company level.

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. A reserve is utilized or reversed once the applicable statute of limitations has expired or the matter is effectively settled. However, it is likely that the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

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

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended September 30, 2007 totaled $7.2 million, or $0.67 per diluted common share, compared to net income during the third quarter of 2006 of $18.9 million, or $1.70 per diluted share. Net income during the third quarter of 2006 included the recognition of $11.4 million, or $1.02 per diluted common share, of income tax benefits relating to the reversal of previously established income tax liabilities associated with tax uncertainties in prior years. Between the two quarterly periods, income before income tax expense decreased $1.1 million, or 9.8%, in 2007 as compared to 2006. A $1.8 million decline in net interest income and a $1.3 million increase in the provision for loan losses were partly offset by a $1.8 million increase in noninterest income.

Net income for the first nine months of 2007 was $19.7 million, or $1.79 per diluted common share, a decrease of $14.4 million, or $1.28 per diluted share, compared to the first nine months of 2006. The decrease in net income primarily related to the $11.4 million income tax benefit realized in 2006. Between the year-to-date periods, income before income tax expense decreased $6.1 million, or 17.2% in 2007 as compared to 2006. A $4.3 million decline in net interest income and a higher provision for loan losses of $3.8 million were partly offset by a $1.3 million increase in noninterest income and lower noninterest expense of $779,000.

During the third quarter of 2007, we repurchased 40,000 shares of our common stock at a cost of $1.1 million and an average cost per share of $27.17. Year-to-date through September 30, 2007, we repurchased 374,761 shares of our common stock at a cost of $11.0 million and an average cost per share of $29.38. As a result of these stock repurchases, the number of common shares outstanding at September 30, 2007 was 10,809,875 shares as compared to 11,131,059 shares at December 31, 2006. At September 30, 2007, our stock repurchase program permitted us to repurchase an additional $18.9 million in shares of our common stock through August 13, 2008.

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

Quarter Ended September 30, 2007 as Compared to the Quarter Ended September 30, 2006

Net interest income was $26.3 million for the third quarter of 2007, a decrease of $1.8 million, or 6.3%, from $28.1 million of net interest income in the third quarter a year ago. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2007 was $27.2 million, compared to $28.9 million for the same quarter in 2006. This non-GAAP presentation is discussed further below. Net interest income for the third quarter of 2007 was lower as a result of a decline in net interest margin.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 3.33% for the third quarter of 2007, compared to 3.58% for the same quarter a year ago, a decrease of 25 basis points. The net interest margin in the third quarter of 2007 declined from the same quarter last year as our funding costs increased while our overall asset yield declined. Our loan yield declined 21 basis points from 7.93% for the third quarter of 2006 to 7.72% for the third quarter of 2007. Changes in the mix of commercial loans, competitive pricing pressure for loans, the impact of higher nonaccrual loans, and a decrease in the Prime lending rate during September 2007 combined to produce the lower loan yield.

Funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates. Between the third quarter of 2007 and 2006, deposits in lower rate products, such as NOW and savings accounts declined, while balances in higher rate money market accounts increased.

Our interest rate risk simulation modeling of the September 30, 2007 balance sheet, using market interest rates in effect at September 30th, indicated that our net interest margin would likely decline in the fourth quarter if our balance sheet remained static and prevailing market interest rates were to remain unchanged. Late in the third quarter of 2007, we purchased $193.3 million of investment securities. While these purchases are expected to increase interest earning assets and therefore net interest income, our net interest margin is expected to contract because the spread earned on the securities purchased was less than our existing net interest spread. Additional factors, such as nonaccrual loan volume and the effect of competition on loan and deposit pricing, could bring about further pressure on our net interest margin. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Average interest-earning assets during the third quarter of 2007 were $3.25 billion, an increase of $36.7 million, or 1.1%, as compared to the third quarter of 2006. Between the two quarterly periods, average loans increased $61.0 million, or 2.5%, while investment securities decreased by $41.8 million, or 5.9%. The increase in loans was produced by a $94.0 million, or 4.2%, increase in average commercial loan balances, partially offset by a decline in average consumer-oriented loans. See the section of this discussion and analysis captioned “Loans” for further information on our loan portfolio.

Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006

Net interest income was $79.2 million during the first nine months of 2007, a decrease of $4.3 million, or 5.2%, from $83.6 million of net interest income in the same year-to-date period in 2006. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2007 was $81.9 million, compared to $86.0 million for the same nine month period in 2006. This non-GAAP presentation is discussed further below. The net interest income for the year-to-date period of 2007 was lower as a result of a decline in net interest margin.

Our net interest margin was 3.41% for the first nine months of 2007, compared to 3.63% for the same nine month period last year, a decrease of 22 basis points. The net interest margin in the year-to-date 2007 period declined from the same period last year because funding costs increased to a greater extent than asset yields. While asset yields in the first nine months of 2007 benefited from increases in investment securities and lending rates that occurred during the first half of 2006, competitive pricing pressure for loans and the impact of higher nonaccrual loans limited the increase in asset yields. Between the two year-to-date periods, funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates.

Average interest-earning assets for first nine months of 2007 were $3.21 billion, compared to $3.17 billion for the same period a year ago, an increase of $38.6 million, or 1.2%. The increase in average interest-earnings assets was driven by an $88.4 million increase in average loans, partly offset by a $54.7 million decline in average investment securities. Average commercial loans increased $128.5 million, or 5.8%, while consumer-oriented loans decreased by $40.2 million. Average deposit balances increased by $26.4 million for the first nine months of 2007, compared to the same year-to-date period in of 2006, driven by an increase in average money market account balances. This increase was partly offset by a decline in average time deposits. See the section of this discussion and analysis captioned “Deposits” and “Other Borrowings and Liabilities” for further information on our funding.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter Ended September 30, 2007 Over Quarter Ended September 30, 2006 INCREASE/(DECREASE)			Nine Months Ended September 30, 2007 Over Nine Months Ended September 30, 2006 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(413)	$430	$17	$(1,557)	$1,296	$(261)
Cash equivalents	223	(10)	213	187	92	279
Loans	1,210	(1,298)	(88)	5,149	1,831	6,980

Total interest-earning assets			142			6,998

INTEREST PAID ON:
Interest-bearing deposits	(358)	2,001	1,643	332	9,759	10,091
Total borrowings	331	(103)	228	(41)	1,074	1,033

Total interest-bearing liabilities			1,871			11,124

Net interest income, tax-equivalent	$562	$(2,291)	$(1,729)	$1,379	$(5,505)	$(4,126)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net interest income as stated	$26,307	$28,088	$79,218	$83,563
Tax-equivalent adjustment-investments	816	739	2,460	2,156
Tax-equivalent adjustment-loans	62	87	183	268

Tax-equivalent net interest income	$27,185	$28,914	$81,861	$85,987

Yield on earning assets without tax adjustment	7.03%	7.10%	7.10%	6.90%
Yield on earning assets – tax-equivalent	7.14%	7.21%	7.21%	7.00%

Net interest margin without tax adjustment	3.22%	3.48%	3.30%	3.53%
Net interest margin – tax-equivalent	3.33%	3.58%	3.41%	3.63%

Net interest spread without tax adjustment	2.35%	2.68%	2.44%	2.77%
Net interest spread – tax-equivalent	2.45%	2.79%	2.55%	2.88%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended September 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$518,927	$6,113	4.71%	$575,152	$6,317	4.39%
Tax-exempt (tax-equivalent) (2)	146,043	2,332	6.39	131,571	2,111	6.42

Total investment securities	664,970	8,445	5.08	706,723	8,428	4.77

Cash Equivalents	49,087	628	5.00	31,684	415	5.12

Loans (2) (3):
Commercial and commercial real estate	2,356,460	45,726	7.59	2,262,505	45,260	7.83
Residential real estate mortgages	61,759	894	5.79	64,108	889	5.55
Home equity and consumer	113,766	2,228	7.77	144,337	2,905	7.98
Fees on loans		440			322

Net loans (tax-equivalent) (2)	2,531,985	49,288	7.72	2,470,950	49,376	7.93

Total interest-earning assets (2)	3,246,042	58,361	7.14	3,209,357	58,219	7.21

NON-EARNING ASSETS:
Allowance for loan losses	(40,429)			(37,125)
Cash and due from banks	53,409			57,278
Accrued interest and other assets	87,390			78,901

TOTAL ASSETS	$3,346,412			$3,308,411

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$876,140	8,867	4.02	$740,802	6,861	3.67
Savings deposits	52,908	39	0.29	64,452	46	0.28
Time deposits	1,275,393	16,310	5.07	1,411,520	16,666	4.68

Total interest-bearing deposits	2,204,441	25,216	4.54	2,216,774	23,573	4.22

Other borrowings	236,608	2,497	4.13	246,220	2,670	4.24
FHLB advances	112,390	1,475	5.14	79,185	1,076	5.32
Junior subordinated debentures	86,607	1,988	9.18	86,607	1,986	9.17

Total interest-bearing liabilities	2,640,046	31,176	4.69	2,628,786	29,305	4.42

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	393,447			395,243
Accrued interest, taxes, and other liabilities	41,174			50,170

Total noninterest-bearing liabilities	434,621			445,413

STOCKHOLDERS’ EQUITY	271,745			234,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,346,412			$3,308,411

Net interest income (tax-equivalent) (2)		$27,185			$28,914

Net interest spread (tax-equivalent) (2) (4)			2.45%			2.79%

Net interest margin (tax-equivalent) (2) (5)			3.33%			3.58%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$508,962	$17,528	4.59%	$582,609	$18,659	4.27%
Tax-exempt (tax-equivalent) (2)	146,836	7,030	6.38	127,886	6,160	6.42

Total investment securities	655,798	24,558	4.99	710,495	24,819	4.66

Cash Equivalents	37,790	1,468	5.12	32,853	1,189	4.77

Loans (2) (3):
Commercial and commercial real estate	2,330,577	135,813	7.68	2,202,040	127,167	7.62
Residential real estate mortgages	61,478	2,672	5.80	64,192	2,640	5.48
Home equity and consumer	119,812	7,039	7.85	157,273	8,889	7.56
Fees on loans		1,273			1,121

Net loans (tax-equivalent) (2)	2,511,867	146,797	7.81	2,423,505	139,817	7.71

Total interest-earning assets (2)	3,205,455	172,823	7.21	3,166,853	165,825	7.00

NON-EARNING ASSETS:
Allowance for loan losses	(39,103)			(37,343)
Cash and due from banks	55,504			59,375
Accrued interest and other assets	88,533			83,837

TOTAL ASSETS	$3,310,389			$3,272,722

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$891,673	27,013	4.05	$748,088	$18,660	3.34
Savings deposits	55,387	118	0.28	68,466	145	0.28
Time deposits	1,230,597	45,967	4.99	1,334,687	44,202	4.43

Total interest-bearing deposits	2,177,657	73,098	4.49	2,151,241	63,007	3.92

Other borrowings	247,407	8,044	4.29	270,639	7,986	3.89
FHLB advances	98,974	3,895	5.19	80,733	3,016	4.93
Junior subordinated debentures	86,607	5,925	9.12	87,223	5,829	8.91

Total interest-bearing liabilities	2,610,645	90,962	4.66	2,589,836	79,838	4.12

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	384,830			399,535
Accrued interest, taxes, and other liabilities	41,314			56,246

Total noninterest-bearing liabilities	426,144			455,781

STOCKHOLDERS’ EQUITY	273,600			227,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,310,389			$3,272,722

Net interest income (tax-equivalent) (2)		$81,861			$85,987

Net interest spread (tax-equivalent) (2) (4)			2.55%			2.88%

Net interest margin (tax-equivalent) (2) (5)			3.41%			3.63%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Service charges	$1,982	$1,995	$5,687	$5,777
Trust services	534	553	1,664	1,605
Investment management services	356	483	1,183	1,390
Loan syndication fees	2,200	—	2,600	500
Other noninterest income	332	635	1,573	1,754

	5,404	3,666	12,707	11,026
Other derivative income	159	59	122	536

Total noninterest income	$5,563	$3,725	$12,829	$11,562

Total noninterest income was $5.6 million for the third quarter of 2007, compared to $3.7 million for the third quarter a year ago, an increase of $1.8 million. The increase in noninterest income was mainly due to $2.2 million of loan syndication fees recognized during the third quarter of 2007. On a year-to-date basis, noninterest income in 2007 was $12.8 million, compared to $11.6 million for the same nine month period a year ago. A $2.1 million increase in loan syndication fees between the two year-to-date periods primarily produced the increase in noninterest income.

Service charges, principally derived from deposit accounts, were $1.9 million for both the third quarters of 2007 and 2006. On a year-to-date basis, service charges in 2007 decreased slightly to $5.7 million from $5.8 million in 2006. The lower service charge revenue in 2007 was primarily caused by a higher earnings credit rate given to customers on their collected account balances, partially offset by a 4.4% increase in gross activity fees. Our earnings credit rate was approximately 16 basis points higher on average during the first nine months of 2007, as compared to the same nine month period in 2006.

Trust fees from our corporate trust services totaled $534,000 in the third quarter of 2007, a decrease of $19,000 from the third quarter of 2006. For the first nine months of 2007, trust fees increased $59,000 to $1.7 million.

Investment management fee income declined in 2007 as compared to 2006 for both the quarter and year-to-date periods. In January 2007, we entered into an agreement with Mesirow Financial, a Chicago-based asset management firm, pursuant to which Mesirow Financial will provide certain of our customers with sub-advisory investment management services. Concurrent with our entering into this arrangement, several of our former investment management employees terminated their employment and joined another financial services company in Chicago. We expect that our investment management fees in 2007 will be lower than the prior year as a result of these events. Investment management fees declined $127,000, or 26.3%, to

$356,000 during the third quarter of 2007 compared to the same quarter in 2006. On a year-to-date basis, investment management fees declined $207,000, or 14.9%, to $1.2 million in 2007 compared to the first nine months of 2006.

Syndication fees totaled $2.2 million during the third quarter of 2007 and $2.6 million for the first nine months of 2007. Syndication fees during 2006 totaled $500,000, all of which were earned during the first quarter of that year. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market as well as our balance sheet and credit risk management.

Other derivative income in 2007 was $159,000 for the third quarter and $122,000 for the first nine months. Other derivative income in 2007 was derived from changes in the fair value, as well as net cash settlements, of our non-hedged derivative instruments. Other derivative income in the first two quarters of 2006 primarily related to certain interest rate swap agreements we had used to convert fixed rate brokered CDs to a variable rate. In 2006, the changes in the fair value of both the interest rate swaps and the related hedged brokered CDs, as well as the ineffective portion of the hedging relationship were reflected in other derivative income. In May 2006, we terminated all of our interest rate swaps related to brokered CDs. Subsequent to the termination of these swaps, other derivative income related only to changes in the fair value of our non-hedged derivatives. Other derivative income was $59,000 for the third quarter of 2006 and $536,000 for the first nine months of 2006.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Other noninterest income was $332,000 for the third quarter of 2007, compared to $635,000 for the same quarter a year ago. The reduction in other noninterest income resulted from an increase in losses from our equity and partnership investments, as well as a decrease in the market values of assets in our employees’ deferred compensation plan, the offset to which is recorded in salary expense. On a year-to-date basis, other noninterest income was $1.6 million in 2007, compared to $1.8 million for the first nine months of 2006. An increase in losses from our equity and partnership investments, combined with a decrease in standby letter of credit fees, produced the lower other noninterest income in 2007.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical	$7,724	$7,853	$24,361	$24,353
Incentives, commissions, and retirement	2,192	2,152	5,085	6,252

Total salaries and employee benefits	9,916	10,005	29,446	30,605
Occupancy of premises, furniture and equipment	2,981	2,796	8,646	8,709
Legal fees, net	442	501	1,898	1,319
Other professional services	555	424	1,739	1,198
Computer processing	389	446	1,269	1,341
Advertising and public relations	490	429	1,036	1,002
Nonperforming asset expense	94	285	527	339
Other noninterest expense	3,192	3,281	9,212	10,039

Total noninterest expense	$18,059	$18,167	$53,773	$54,552

Efficiency Ratio	56.66%	57.11%	58.42%	57.35%

Noninterest expense for the third quarter of 2007 totaled $18.1 million, a decrease of $108,000, or 0.6%, compared to noninterest expense of $18.2 million for the third quarter of 2006. A decrease in nonperforming asset expense, was partly offset by higher occupancy expense and other professional fees. For the nine month period ended September 30, 2007, noninterest expense was $53.8 million compared to $54.6 million for the same period in 2006, a decrease of $779,000 or 1.4%. The decline was primarily a result of lower incentives, commissions, and retirement benefits expense, partly offset by an increase in legal and other professional fees.

For the third quarter of 2007, total salaries and employee benefits expense decreased $89,000, or 0.9%, compared to the third quarter of 2006. Total full-time equivalent employees were 414 at September 30, 2007, compared to 421 at September 30, 2006. Incentives, commissions, and retirement expense was $2.2 million in the third quarter of 2007, a slight increase from the same quarter a year ago. Higher incentives, primarily associated with the syndication fees recognized in the third quarter of 2007, were largely offset by decreases in accruals for our other incentive and retirement plans. For the first nine months of 2007, total salaries and benefits decreased $1.2 million, or 3.8%, to $29.4 million, compared to $30.6 million in the same nine month period a year ago. The decrease resulted from lower incentives, commission and retirement expense, which decreased to $5.1 million for the first nine months of 2007, compared to $6.3 million in the same nine month period in 2006.

Occupancy of premises and furniture and equipment expense was $3.0 million for the third quarter of 2007, an increase of $185,000, or 6.6%, from $2.8 million of expense in the third quarter a year ago. In October 2007, we moved our office in downtown Chicago from one leased facility to another in anticipation of the lease on the existing facility expiring in December 2007. As a result of the transition, we incurred incremental occupancy expenses in the third quarter of 2007 as we leased both facilities during the transition period. We also expect to incur incremental expense in the fourth quarter of 2007 for moving expenses as well as rent until the old lease expires. Occupancy expense for the first nine of 2007 was $8.6 million, a decrease of $63,000, or 0.7%, compared to the same nine month period in 2006.

Legal fees were $442,000 in the third quarter of 2007, compared to $501,000 in the third quarter of 2006. On a year-to-date basis, legal fees for the first nine months of 2007 totaled $1.9 million, or $579,000 higher than the $1.3 million of legal expense for the same nine month period in 2006. The increase in 2007 was primarily driven by increased collection activities, the reorganization of our wealth management business and other general corporate and contract matters.

Other professional services expense was $555,000 in the third quarter of 2007, compared to $424,000 in the third quarter of 2006. On a year-to-date basis, other professional services were $1.7 million for the first nine months of 2007 compared to $1.2 million in 2006. Other professional services expense in 2007 increased compared to 2006 primarily due to the sub-advisory investment management services now provided by a third-party asset management firm.

Advertising and public relations expense was $490,000 in the third quarter of 2007, compared to $429,000 in the same quarter a year ago. For the first nine months of 2007 and 2006, advertising and public relations expense was largely unchanged at $1.0 million.

Our nonperforming asset expense decreased in the third quarter of 2007 to $94,000 from $285,000 in the third quarter of 2006. However, on a year-to-date basis, nonperforming asset expense in 2007 was $527,000 compared to $339,000 in the same nine month period in 2006, an increase of $188,000. Nonperforming asset expense increased in 2007 due to the increase in our nonperforming asset levels and additional costs associated with construction management and marketing associated with residential development loans. The costs incurred depend on the degree of our involvement in the property management during the work-out period.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.2 million in the third quarter of 2007, compared to $3.3 million in the same quarter a year ago. On a year-to-date basis, other noninterest expense was $9.2 million in 2007, compared to $10.0 million in 2006. A decrease in consulting services, business development and entertainment expenses all contributed to the lower level of other noninterest expense in 2007.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 56.7% in the third quarter of 2007 compared to 57.1% in the same quarter in 2006. The decrease in noninterest expense produced the lower ratio in 2007. For the first nine months of 2007, our efficiency ratio increased to 58.4% from 57.4% for the same nine month period in 2006. The less favorable efficiency ratio in the year-to-date 2007 period primarily reflects reduced total revenues.

Income Taxes

We recorded income taxes of $3.2 million in the third quarter of 2007, resulting in an effective income tax rate of 30.6%. On a year-to-date basis, total income tax expense was $9.7 million, resulting in an effective income tax rate of 33.0%. The lower effective tax rate in the third quarter of 2007 was primarily caused by an increase in our deferred tax asset that resulted from a change in enacted state income tax laws. During the third quarter of 2007, the State of Illinois passed legislation that is expected to result in a higher effective state income tax rate for us in future years. An increase in our expected future effective tax rate increases the value of our existing deferred tax assets which essentially represent tax benefits to be realized in future years.

We recorded a net income tax benefit of $7.3 million in the third quarter of 2006. Tax expense of $4.1 million associated with taxable income during the quarter was offset principally by the recognition of an $11.4 million tax benefit relating to deductions taken on prior year tax returns that had not been recognized previously for financial reporting purposes. During the third quarter of 2006, tax liabilities established for tax uncertainties were no longer required primarily as a result of the expiration of the statute of limitations for our 2002 federal income tax return. The expiration of the statute of limitations removed the uncertainty and allowed recognition of the deduction for financial reporting purposes. Income tax expense year-to-date in 2006 was also impacted by the recognition of the $11.4 million income tax benefit, resulting in a 4.0% effective income tax rate.

FINANCIAL CONDITION

Overview

Total assets increased $65.6 million, or 1.9%, to $3.45 billion at September 30, 2007 from total assets of $3.38 billion at December 31, 2006. The increase in total assets was primarily due to a $51.8 million increase in investments. Total loans increased $8.2 million during 2007 to $2.51 billion at September 30, 2007. Total deposits decreased by $48.3 million to $2.59 billion at September 30, 2007, compared to $2.64 billion at December 31, 2006. Other borrowings increased by $40.9 million and FHLB advances increased by $65.0 million. Total stockholders’ equity at September 30, 2007 was $281.1 million, compared to $271.2 million at December 31, 2006.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $55.2 million at September 30, 2007, compared to $134.9 million at December 31, 2006. Short-term investments were liquidated during the first nine months of 2007 in response to deposit outflows from certain significant deposit sources and to fund other earning asset growth.

Investment Securities

Investment securities totaled $800.6 million at September 30, 2007, compared to $669.1 million at December 31, 2006, an increase of $151.8 million, or 19.7%. During the third quarter of 2007, we executed an investment securities strategy designed to reduce the impact to our net interest income from declining interest rates. Beginning in late August 2007, we purchased $193.3 million of government-sponsored-enterprise issued mortgage-backed securities. The overall weighted average life of our investment portfolio at September 30, 2007 was approximately 6.1 years, compared to approximately 5.3 years at December 31, 2006. We purchased an additional $58.4 million of similar mortgage-related securities in October 2007.

At September 30, 2007, the net unrealized loss on the available for sale securities totaled $8.5 million, a decrease of $717,000 from December 31, 2006. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairment exists. None of our mortgage-related securities are collateralized by sub-prime mortgages and all were rated at least investment grade at September 30, 2007. We have the intent and believe we have the ability to hold all of these securities for the time necessary to recover the amortized cost.

The following table shows the composition of our mortgage-related securities as of September 30, 2007 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
Government and government sponsored-enterprise securities	$345,749	$140,402	$486,151	$342,337	$137,006	$479,343
Private Issuers	16,541	29,807	46,348	16,295	29,385	45,680

	$362,290	$170,209	$532,499	$358,632	$166,391	$525,023

On October 10, 2007, the Federal Home Loan Bank of Chicago (FHLBC) filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. On October 30, 2007, the FHLBC announced that it would not declare a dividend for the third quarter 2007. At September 30, 2007, we held, at cost, $7.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Loans

Total loans were largely unchanged, increasing only $8.2 million to $2.51 billion at September 30, 2007 from total loans of $2.50 billion at December 31, 2006. Commercial loans, which includes commercial and industrial, commercial real estate secured, and real estate-construction loans, increased $28.4 million, or 1.2%, while consumer-oriented loans declined $20.2 million. Growth in total commercial loans was driven by the 6.9% increase in commercial and industrial (“C&I”) loans and the 7.7% increase in commercial real estate loans, while real estate-construction loans decreased 11.5%.

The composition of our loan portfolio as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007		December 31, 2006
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$823,724	33%	$770,863	31%
Commercial real estate secured	852,734	34	791,962	31
Real estate-construction	659,056	26	744,317	30
Consumer-oriented loans	173,379	7	193,602	8

Gross loans	$2,508,893	100%	$2,500,744	100%

Our C&I loans increased $52.9 million, or 6.9%, to $823.7 million at September 30, 2007, as compared to $771.0 million at December 31, 2006. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans increased $60.8 million, or 7.7%, to $852.7 million at September 30, 2007, as compared to $792.0 million at December 31, 2006. Both loans secured by owner-occupied and non-owner occupied commercial property increased. The composition of our commercial real estate secured portfolio was approximately as follows as of the dates indicated:

	September 30, 2007		December 31, 2006
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	60%	21%	61%	19%
Owner occupied	25	8	23	7

Subtotal	85	29	84	26
Residential income properties	15	5	16	5

Total commercial real estate secured	100%	34%	100%	31%

Our real estate-construction loans decreased by $85.3 million, or 11.5%, to $659.1 million at September 30, 2007, as compared to $744.3 million at December 31, 2006. The decline was primarily in loans for condominium conversions. We expect that the slowing residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio as declining home sales and the tightening of credit standards in the mortgage lending markets has reduced the demand for both new homes and the development of residential lots and vacant land. The composition of our real estate-construction portfolio was approximately as follows as of the dates indicated:

	September 30, 2007		December 31, 2006
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	29%	8%	26%	8%
Multifamily, including townhomes and condominiums	32	8	43	13

Subtotal	61	16	69	21
Commercial properties	16	4	15	4
Land and land development	23	6	16	5

Total real estate-construction	100%	26%	100%	30%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $20.2 million, or 10.4%, to $173.4 million at September 30, 2007. Residential real estate loans decreased $1.1 million, or 1.8%, to $61.0 million. Home equity loans and lines of credit declined $17.0 million, or 14.6% to $99.6 million. The portion of home equity loans and lines of credit that was originally sourced through brokers declined $5.3 million over the first nine months of 2007 and totaled $17.6 million at September 30, 2007.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,311	$10,046	$2,131
Nonaccrual loans
Commercial and industrial	4,539	4,686	5,093
Commercial real estate secured	6,186	1,037	708
Real estate-construction	35,554	15,570	11,544
All other loan types	3,227	1,818	2,518

Total nonaccrual	49,506	23,111	19,863

Total nonperforming loans	53,817	33,157	21,994
Other real estate owned	2,947	412	473
Other repossessed assets	—	—	—

Total nonperforming assets	$56,764	$33,569	$22,467

Restructured loans not included in nonperforming assets	—	—	—
Nonperforming loans to total loans	2.15%	1.33%	0.88%
Nonperforming assets to total loans plus repossessed property	2.26%	1.34%	0.90%
Nonperforming assets to total assets	1.65%	0.99%	0.66%

Nonperforming assets were $56.8 million, or 1.65% of total assets on September 30, 2007, compared to $33.6 million, or 0.99% of total assets on December 31, 2006, and $22.5 million, or 0.66% of total assets on September 30, 2006. The increase in nonperforming loans occurred primarily in real estate-construction, which comprised 71.8% of total nonaccrual loans at September 30, 2007. The nonaccrual real estate-construction loans consist primarily of loans to two residential developers with loans totaling $16.2 million and $14.9 million. Further deterioration in the residential housing market in the third quarter caused the $14.9 million real estate-construction loan to be moved to nonaccrual status in the third quarter. Existing nonaccrual loans totaling $3.6 million were transferred to other real estate owned during the third quarter.

We believe the decline in residential home sales in the Chicagoland market that began in 2006 has reduced demand not only for new homes but also for developed residential lots and vacant land. In addition, we believe the recent turmoil in the sub-prime lending market has caused tightened credit standards throughout the mortgage industry and has taken some potential home buyers out of the market. Where there is reduced demand for new homes, residential developers may be required to hold their properties for longer periods of time, which can lead to greater interest cost and lower or deferred cash flows for the developer. These current market conditions were reflected in our evaluation of the adequacy of the allowance for loan losses.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
	(in thousands)
Recorded balance of impaired loans	$52,009	$24,136	$26,375
Allowance for loan losses related to impaired loans	$3,708	$2,528	$2,404

The allowance for impaired loans increased $1.2 million to $3.7 million at September 30, 2007, as compared to December 31, 2006, reflecting our estimate of probable losses in our impaired loans. The allowance for certain real estate secured loans increased as the estimated work-out periods for the related loans lengthened.

In addition to nonperforming and impaired loans, we also monitor performing loans where appropriate. The portion of our loans to residential development borrowers that are receiving heightened monitoring has increased throughout 2007.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended		For Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(dollars in thousands)
Average total loans	$2,531,985	$2,470,950	$2,511,867	$2,423,505

Total loans at end of period	$2,508,854	$2,487,321	$2,508,854	$2,487,321

Allowance for loan losses:
Allowance at beginning of period	$39,799	$36,508	$37,516	$37,481
Net (charge-offs) recoveries:
Commercial and commercial real estate	(432)	(1,062)	(1,822)	(4,776)
Real estate-construction	(2,219)	(551)	(3,283)	(554)
Residential real estate mortgages and consumer loans	(118)	(103)	(881)	(359)

Total net charge-offs	(2,769)	(1,716)	(5,986)	(5,689)
Provision for loan losses	3,400	2,100	8,900	5,100

Allowance at end of period	$40,430	$36,892	$40,430	$36,892

Annualized net charge-offs to average total loans	0.44%	0.28%	0.32%	0.31%
Allowance to total loans at end of period	1.61%	1.48%	1.61%	1.48%
Allowance to nonperforming loans	75.12%	167.74%	75.12%	167.74%

Our allowance for loan losses was $40.4 million at September 30, 2007, or 1.61% of end-of-period loans and 75.12% of nonperforming loans. At September 30, 2006, the allowance for loan losses was $36.9 million, which represented 1.48% of end-of-period loans and 167.74% of nonperforming loans.

Net charge-offs during the third quarter of 2007 were $2.8 million, or 0.44% of average loans on an annualized basis. In comparison, net charge-offs during the third quarter of 2006 were $1.7 million, or 0.28% of average loans on an annualized basis. For the first nine months of 2007, net charge-offs totaled $6.0 million, or 0.32% of average loans compared to $5.7 million, or 0.31% of average loans, during the same year-to-date period in 2006.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $3.4 million for the third quarter of 2007, compared to $2.1 million for the third quarter of 2006. Our provision for loan losses was $8.9 million for the first nine months of 2007, compared to $5.1 million for the same period in 2006. From a quantitative perspective, the increases in net charge-offs, nonperforming loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heighten monitoring, caused us to increase our provision for loan losses in 2007 as compared to 2006. In addition, our assessment of the risk to borrowers in our commercial loan portfolio from the current issues in the residential construction market also impacted our provision. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposit balances at September 30, 2007 declined $48.3 million from year-end 2006 largely from regular seasonal characteristics. Non-interest-bearing deposits include deposits relating to corporate paying agent trusts which routinely increase at common bond coupon dates such as December 31st. These trust deposits declined $60.6 million between year end 2006 and September 30, 2007. In addition, while in-market money market deposits were relatively unchanged from year-end 2006, money market deposits from one significant customer declined approximately $195 million over the first nine months of 2007. This decrease was mostly offset by an increase in balances in other money market deposit products and an increase in balances from a few large customers. During 2007, total in-market deposits declined $56.2 million, or 2.9%, while total out-of-market deposits increased by $7.9 million, or 1.1%, from year-end 2006.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Sept. 30, 2007	Dec. 31, 2006
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$394,939	$447,862
NOW accounts	77,730	82,484
Savings accounts	52,143	59,523
Money market accounts	742,637	742,859
Customer certificates of deposit	543,999	516,624
Public time deposits	50,255	68,580

Total in-market deposits	1,861,703	1,917,932

Out-of-market deposits:
Brokered money market deposits	52,895	65,090
Out-of-local-market certificates of deposit	115,453	105,119
Brokered certificates of deposit	561,587	551,786

Total out-of-market deposits	729,935	721,995

Total deposits	$2,591,638	$2,639,927

Average deposits for the first nine months of 2007 increased $11.7 million to $2.56 billion, compared to $2.55 billion for the first nine months of 2006. Money market accounts during 2007 increased $159.0 million, primarily in higher-rate market-priced money market accounts. Partly offsetting the increase in money market balances was a $104.1 million decrease in average time deposits. In addition, deposits in lower rate products, such as NOW and savings accounts, declined from 2006 to 2007.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$384,830	15.0%	—%	$399,535	15.7%	—%
NOW accounts	81,210	3.2	0.84	96,580	3.8	0.55
Money market accounts	810,463	31.6	4.37	651,508	25.5	3.75
Savings deposits	55,387	2.2	0.28	68,466	2.7	0.28
Time deposits:
Certificates of deposit	509,653	19.9	4.77	546,106	21.4	4.02
Out-of-local-market certificates of deposit	112,108	4.4	5.41	126,927	5.0	4.69
Brokered certificates of deposit	543,959	21.2	5.09	588,947	23.1	4.74
Public Funds	64,877	2.5	5.15	72,707	2.8	4.43

Total time deposits	1,230,597	48.0	4.99	1,334,687	52.3	4.43

Total deposits	$2,562,487	100.0%		$2,550,776	100.0%

Other Borrowings and Liabilities

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. Period-end other borrowings increased $40.9 million to $303.2 million at September 30, 2007, as compared to $262.3 million at December 31, 2006. In addition, borrowings from the FHLB increased $65.0 million during the first nine months of 2007 to $145.0 million at September 30, 2007.

During the third quarter of 2007, we increased other borrowings, primarily repurchase agreements and FHLB advances, to fund investment securities purchases during the quarter that were part of our effort to increase interest earning asset levels and net interest income. These borrowings included $80 million of structured repurchase agreements, with embedded interest rate caps, with a five year term and a two year no-call provision, $80 million of repurchase agreements with a three year term and a three month no-call provision and $40.0 million of floating rate FHLB advances. Granting the call option to the counterparty reduced the cost of the term funding, while the embedded interest rate caps reduced potential exposure to increases in market interest rates on the floating rate portion of the funding.

At September 30, 2007, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are callable by us at par beginning in October 2007. We continue to review alternatives available to us to refinance or repay the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. Unamortized issuance costs relating to these debentures were $2.6 million on September 30, 2007. Unamortized issuance costs would be recognized as an expense if the debentures were called by us.

CAPITAL RESOURCES

At September 30, 2007 and December 31, 2006, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of September 30, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$381,154	13.25%	>$	230,218	>8.00%	>$	287,773	>10.00%
Cole Taylor Bank	361,429	12.58		>229,767	>8.00		>287,209	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	345,127	11.99		>115,109	>4.00		>172,664	>6.00
Cole Taylor Bank	325,472	11.33		>114,883	>4.00		>172,325	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	345,127	10.39		>132,927	>4.00		>166,159	>5.00
Cole Taylor Bank	325,472	9.82		>132,599	>4.00		>165,749	>5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$	223,140	>8.00%	>$	278,925	>10.00%
Cole Taylor Bank	334,293	12.01		>222,706	>8.00		>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10		>111,570	>4.00		>167,355	>6.00
Cole Taylor Bank	299,462	10.76		>111,353	>4.00		>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17		>132,825	>4.00		>166,031	>5.00
Cole Taylor Bank	299,462	9.04		>132,488	>4.00		>165,610	>5.00

During the first nine months of 2007, Cole Taylor Bank’s capital ratios increased as retained earnings increased regulatory capital. During this period, the Bank’s leverage ratio increased to a greater degree than the Total and Tier I capital to risk-weighted asset ratios as risk weighted assets increased while the Bank’s average assets were largely unchanged. Cole Taylor Bank is subject to dividend restrictions established by regulatory authorities. The dividends, as of September 30, 2007, that Cole Taylor Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $89.0 million. The Bank did not pay any dividend to the Company during the first nine months of 2007, however, the Bank paid a $15.0 million dividend to the Company in October 2007.

During the first nine months of 2007, the Company’s total capital levels increased only modestly as the retention of earnings was partially offset by the repurchase of $11.0 million of Company common stock. The Company’s Total and Tier I capital ratios decreased, as the net increase in capital was more than offset by the increase in risk-weighted assets. The Company’s leverage ratio increased as Tier I capital increased and average assets were largely unchanged. During 2007, we declared common stock dividends of $0.30 per share, totaling $3.3 million.

LIQUIDITY

During the first nine months of 2007, our total assets increased by $65.6 million, with most of the growth occurring in investment securities. During the first nine months of 2007, significant uses of cash and cash equivalent balances included purchases of investment securities of $223.3 million and net deposit outflows of $49.2 million. In addition to $92.5 million of proceeds from the payments and maturities in the investment portfolio, other significant sources of cash included proceeds from FHLB borrowings of $65.0 million and an increase in other borrowings of $40.9 million.

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

At the holding company level, cash and cash equivalents totaled $18.1 million at September 30, 2007, as compared to $34.9 million at December 31, 2006. Cash outflows during the first nine months of 2007 included $11.0 million for the repurchase of 374,761 shares of our common stock, $3.3 million of dividends paid on our common stock and $4.7 million of interest paid on our junior subordinated debentures. Sources of holding company liquidity during the first nine months of 2007 included the receipt of $648,000 from the exercise of stock options. The Company, as of September 30, 2007, had a $20.0 million revolving line of credit that has not been drawn upon.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At September 30, 2007, we had $1.1 billion of undrawn commitments to extend credit and $100 million of financial and performance standby letters of credit. In comparison, at December 31, 2006, we had $915 million of undrawn commitments to extend credit and $110 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at September 30, 2007 (dollars in thousands):

	Notional Amount	Strike Rates	Maturity	Fair Value
Product
Derivative Instruments designated as cash flow hedges:
Prime Floor	$100,000	6.25%	7/12/2010	$420
Prime Collar	150,000	7.75% and 8.505%	5/5/2009	1,458
Prime Collar	150,000	7.75% and 8.585%	5/5/2010	2,282

Subtotal	400,000

Non-hedging derivative instruments:
Prime Floor	100,000	5.50%	6/30/2010	198
Interest Rate Swap—pay fixed/receive variable	5,769	Pay 6.10% Receive 6.97%	8/1/2015	3
Interest Rate Swap—receive fixed/pay variable	5,769	Receive 6.10% Pay 6.97%	8/1/2015	(3)

Subtotal	111,538

Total	$511,538

At September 30, 2007, we had $400 million of notional amount of derivative instruments that are designated as cash flow hedges. Any changes in fair value of these instruments, which are designated as cash flow hedges against interest receipts from Prime-based loans, are recorded in other comprehensive income, net of tax.

On October 31, 2007, a 25 basis point reduction in the Fed Funds rate by the Federal Reserve Bank resulted in a 25 basis point reduction in the Prime rate to 7.50%. Therefore, we expect to begin receiving payments under our Prime collars during the fourth quarter of 2007.

We also had $111.5 million of notional amount of derivative instruments that are not designated as accounting hedges. Changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. During the second quarter of 2007, as an accommodation to a customer, we entered into a $5.8 million amortizing notional amount interest rate swap. At the same time, in order to offset our exposure, we entered into an amortizing notional amount interest rate swap with a different counterparty with offsetting terms.

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

Our simulation modeling of the September 30, 2007 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated that our net interest margin would likely decline in future periods if market interest rates remain unchanged. Late in the third quarter of 2007, we purchased $193.3 million of investment securities and the spread earned on the securities purchased was less than our existing net interest spread. Additional factors, such as nonaccrual loan volume and the continued repricing of our term interest-bearing liabilities would also be expected to depress our net interest margin. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2007		At December 31, 2006
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,925	1.87%	$1,645	1.52%
- 200 basis points over one year	(1,319)	(1.28)%	(2,411)	(2.23)%

Our simulation modeling at September 30, 2007 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $1.9 million, or 1.9%, higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impact our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling rate scenario was calculated to be $1.3 million, or 1.3%, lower than in a rates unchanged scenario.

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

	2007 Quarter Ended			2006 Quarter Ended				2005 Quarter Ended
	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31
	(in thousands, except per share data)
Interest income	$57,483	$56,691	$56,006	$57,599	$57,393	$54,553	$51,455	$49,873
Interest expense	31,176	30,235	29,551	29,970	29,305	27,097	23,436	21,177

Net interest income	26,307	26,456	26,455	27,629	28,088	27,456	28,019	28,696
Provision for loan losses	3,400	1,900	3,600	900	2,100	2,100	900	2,772
Noninterest income	5,404	4,065	3,238	4,745	3,666	3,452	3,908	4,386
Other derivative income (expense)	159	(61)	24	(42)	59	(105)	582	(1,561)
Noninterest expense	18,059	17,652	18,062	18,707	18,167	18,599	17,786	17,594

Income before income taxes	10,411	10,908	8,055	12,725	11,546	10,104	13,823	11,155
Income taxes	3,190	3,756	2,733	618	(7,347)	3,799	4,965	4,137

Net income	$7,221	$7,152	$5,322	$12,107	$18,893	$6,305	$8,858	$7,018

Earnings per share:
Basic	$0.68	$0.65	$0.48	$1.10	$1.72	$0.58	$0.81	$0.65
Diluted	0.67	0.65	0.48	1.09	1.70	0.57	0.80	0.63

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; continuing volatility in loan charge-offs and recoveries between periods; a further decline in residential real estate sales volume and the potential impact of the illiquidity that appears to exist currently in the residential real estate market; the risks associated with management changes and employee turnover; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic conditions, interest rates, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 5, 2007

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)