Form 10-K
period 2007-12-31
TAYLOR CAPITAL GROUP INC
filed 2008-03-13
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9550 West Higgins Road

Rosemont, Illinois 60018

(Address, including zip code, of principal executive offices)

(847) 653-7978

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

9.75% Trust Preferred Securities Issued by TAYC Capital Trust I and the Guarantee With Respect Thereto

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on The Nasdaq Global Select Market on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $155,319,112.

At February 29, 2008, there were 10,615,210 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Notice of Annual Meeting and Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on June 12, 2008 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

Our Business

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family and has served the Chicago metropolitan area for over 75 years. Taylor Capital Group, Inc. was formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago metropolitan area. At December 31, 2007, we had assets of approximately $3.6 billion, deposits of approximately $2.6 billion, and stockholders’ equity of $254.3 million.

Our primary business is commercial banking and, as of December 31, 2007, over 90% of our loan portfolio was comprised of commercial loans. Our targeted commercial lending customers are closely-held, Chicago-area businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit.

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

In addition to our lending activities, we offer corporate treasury cash management services and corporate trust services to our commercial customers. Our treasury cash management services, which include internet balance reporting, remote deposit capture, automated clearing house products, imaged lock-box processing, controlled disbursement, and account reconciliation, help our commercial banking customers meet their treasury cash management needs.

We also cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings currently include personal customized credit and wealth management services. We use third-party providers to augment our offerings to include investment management, and brokerage services.

We offer deposit products such as checking, savings and money market accounts, time deposits and repurchase agreements to our business customers and community-based customers, typically individuals and small, local businesses, located near our banking centers.

Our Strategy

Our strategy to build stockholder value is based on a focused plan to be Chicago’s banking specialists for closely-held businesses and the people who own and manage them. Providing commercial banking services to this market niche has been an integral part of Cole Taylor Bank’s strategy since it was founded in 1929. Our strategy is comprised of the following elements:

•

Relationship-oriented customer experience. Our customers are the center of what we do, so we partner with our customers to understand the dynamics of the businesses that we serve. Speed and responsiveness are critical elements of the customer experience and we do our utmost to be available anytime and any place to meet their needs. We believe closely-held business owners value a long-term relationship with a quality banker who provides innovative advice and creative ideas and understands the challenges and opportunities they face. For this reason, we believe our relationship managers are the number one “product” we bring to the market and that our customers value their access to our top management.

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

•

Efficient, organic growth. Historically, we have increased our total loans through organic growth and we expect to continue to grow our business principally by developing new customer relationships and cross-selling other products and services to our commercial customers and the owners and managers of those businesses. One of our strategies is our ongoing recruitment of additional talented relationship managers. We actively pursue high quality relationship managers to extend our reach in the market place.

•

Effective credit risk management. A disciplined underwriting and credit administration and monitoring process is critical to our success. Credit risk is the primary risk we face in our business model, and therefore, significant resources are dedicated to monitoring and protecting our asset quality. The current downturn in the real estate market will continue to require greater attention from senior management to minimize potential losses arising from that collateral category.

Competition

We encounter intense competition for all of our products and services, including substantial competition in attracting and retaining deposits and in obtaining loan customers. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, as well as credit terms and underwriting criteria, and fees charged for trust, investment and other professional services. Our principal competitors are numerous and include other commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. We may also face a competitive disadvantage as a result of our smaller size, limited branch network or narrower product offerings. Many of our competitors are significantly larger than us and have access to greater financial and other resources. In addition, many of our non-bank competitors are not subject to the same federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks. As a result, our non-bank competitors may have advantages over us in providing some services.

Employees

Together with the Bank, we had approximately 418 full-time equivalent employees as of December 31, 2007. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

The following is a summary of the material elements of the regulatory framework that applies to us and our banking subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on our business and the business of our subsidiaries.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2007, we had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks; the Federal Reserve, as the primary federal regulator of member banks; and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four risk categories and assessed insurance premiums based upon their capital group and supervisory group designations within such category. Institutions classified in the highest capital group (i.e., those with a “well capitalized” capital group designation) and in the highest supervisory group (i.e., those with CAMELS ratings of 1 or 2) pay the lowest premium while institutions that are in the lowest (i.e., undercapitalized) capital group and lowest supervisory group (i.e., those with CAMELS ratings of 4 or 5) pay the highest premium. Capital group assignments are made by the FDIC quarterly.

During the year ended December 31, 2007, DIF assessments ranged from 5 cents to 43 cents per $100 of assessable deposits. Under the Federal Deposit Insurance Reform Act of 2005, certain one-time deposit insurance assessment credits were authorized for eligible institutions.

FICO Assessments. DIF members are subject to assessments to cover the interest payments on outstanding Financing Corporation (“FICO”) obligations until the final maturity of such bond obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. For the third and fourth quarters of 2007 as well as for the first quarter of 2008, the assessment for these obligations was 1.14 basis points.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2007, the Bank paid supervisory assessments to the DFPR totaling $359,000.

Capital Requirements. The regulations of the Federal Reserve establish the following minimum capital standards for the banks regulated by the Federal Reserve: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2007: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. As of December 31, 2007, approximately $46.4 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investor by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and our internal controls over financial reporting and required auditors to issue a report on the Company’s internal control over financial reporting.

Department of Defense Credit Regulations. On October 1, 2007, pursuant to Department of Defense regulations, new rules went into effect that impose restrictions on creditors, including the Bank, with respect to permissible provisions in loans made to covered borrowers (generally, active duty service members and their dependents). It also includes a new “Military Annual Percentage Rate” of 36%.

Available Information

Our website is www.taylorcapitalgroup.com. We make available on our website under the caption “Stock Information”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (SEC). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Our business is subject to the conditions of the local economy in which we operate and a continued downturn in the real estate market may adversely affect our business.

Our success is dependent to a significant extent upon economic conditions in the Chicago metropolitan area, where substantially all of our loans are originated. The Chicago metropolitan area has experienced a decline in residential home sales since 2006, and the downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. This reduced demand has required certain residential developers to hold their properties for longer periods of time or attempt to sell their properties at reduced prices, which can lead to greater holding costs and lower or deferred cash flows. These factors can trigger higher credit risk for the lender, which may result in an increase in defaults and losses on loans. Adverse changes in the economy of the Chicago metropolitan area could reduce demand for new loans and impair our ability to gather deposits.

As of December 31, 2007, approximately 66% of our loan portfolio was comprised of loans that were to some degree secured by real estate, and our nonperforming real estate loans increased to $53.0 million as of that date. A continued downturn in the residential real estate market may have a material adverse affect on our business, financial condition and operating results, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities.

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

Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding the holding period until sale and the collateral liquidation method, our actual losses may significantly vary from our current estimates.

In addition, federal and state regulators periodically review the adequacy of our allowance for loan losses. Such regulators may require us to make additional provisions to the allowance or recognize additional loan charge-offs based upon their judgments about information available to them at the time of their examinations. Any such additional provisions for loan losses or charge-offs required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are typically larger in amount than loans to individual consumers and therefore have higher potential losses on an individual loan basis. Larger commercial loans also can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. For example, our current credit risk rating and loss estimate with respect to a single sizeable loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans that could have a material adverse impact on our results of operations and financial condition.

In addition, approximately 26% of our loan portfolio relates to real estate construction, a material portion of which relates to residential real estate development. New residential home sales have declined dramatically over the last year, increasing financial stress on certain real estate developers. Deterioration in the credit quality of our real estate constructions loans would have a material adverse effect on our financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability.

We are subject to interest rate risk. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., LIBOR and prime) may not change to the same degree over a given time period. If market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, our loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Our internal financial simulation modeling indicates that our net interest margin will likely decline in the next six months because of the recent reduction in the Prime rate as our portfolio of prime-based loans is expected to reprice faster than our term deposits. We estimate that, as of December 31, 2007, our net interest income at risk for year one in a falling rate scenario of 200 basis points would be approximately $1.9 million, or 1.87%, lower than our net interest income in a rates unchanged scenario. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the volume of nonaccrual loans and the mix of our assets or funding. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit decay and pricing and reinvestment strategies and should not be relied upon as being indicative of actual future results.

We attempt to mitigate our interest rate risk by managing the volume and mix of our earning assets and funding liabilities and using derivative financial instruments to hedge interest rate risk associated with specific hedged items. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially adversely affected.

Our wholesale funding sources may prove insufficient to replace deposit withdrawals and support our future growth.

We must maintain sufficient funds to respond to the needs of our depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank, or FHLB, advances. At December 31, 2007, we had uncollateralized funding of $55.5 million of brokered money market deposits, $505.6 million of brokered time deposits and $117.2 million of out-of-local-market time deposits. In addition, we had $200.0 million of broker/dealer repurchase agreements and $205.0 million of advances from the FHLB outstanding at year end 2007. Adverse operating results or changes in industry or market conditions could lead to an inability to obtain the necessary funding at maturity. Our growth and financial flexibility could be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our credit ratings from independent rating agencies could increase our financing costs or make it more difficult for us to obtain funding or capital.

In January 2008, an independent debt rating agency, Fitch Ratings, downgraded its rating of the Company’s and the Bank’s debt. Fitch reduced its long and short-term debt ratings by one rating notch. Specifically, the long-term debt rating was revised to BB+ from BBB- and the short-term debt rating was revised to B from F3, which resulted in the debt ratings moving from investment grade to non-investment grade on Fitch’s rating scale. Fitch’s ratings for the Bank’s deposits, however, remained investment grade at BBB- and F3 for the long and short-term deposit ratings, respectively. Although the revised deposit ratings remain investment grade, the ratings decline could negatively impact the acquisition or retention of deposits above the FDIC insured deposit limits. Additionally, Fitch revised its ratings outlook for the Company to negative from stable. The downgrade of our credit ratings could increase our cost of borrowing or make it more difficult for us to obtain funding or capital. Future ratings downgrade could also subject us to negative publicity and have an adverse effect on our ability to maintain deposits and grow our business.

We may be unable to respond cost effectively to unanticipated deposit volatility created by significant deposit customers.

As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. We have customers that maintain significant deposit balances, the immediate withdrawal of which could have a material adverse affect on our daily liquidity management. We could encounter difficulty meeting a significant deposit outflow, in which case our profitability or reputation could be negatively affected. We use primarily FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet immediate liquidity needs. In addition, the Bank is able to borrow from the Federal Reserve Bank through the Borrower-in-Custody (“BIC”) program. At December 31, 2007, the Bank maintained pre-approved overnight federal funds borrowing lines at various correspondent banks totaling $260 million, repurchase agreement availability with major brokers and banks totaling $610 million and collateral under the BIC program for borrowings totaling $307 million. While we believe these alternative funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to effectively manage the risk of deposit volatility. If we failed to do so, our business, financial condition and reputation could be materially adversely affected.

Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for skilled commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance this strategy will be successful. Our growth and profitability depend on our continued ability to compete effectively within our market area.

Changes in our management team could negatively impact our business and profitability.

During 2007 and early 2008, the composition of our executive management team significantly changed. In May 2007, we appointed Robin VanCastle, who had previously served as our Chief Accounting Officer, as our Chief Financial Officer. In January 2008, Mark A. Hoppe was appointed as our President and the Bank’s President and Chief Executive Officer. These titles were previously held by Bruce W. Taylor, who continues to serve as our Chairman and Chief Executive Officer. In addition both, John Timmer, our Executive President of Relationship Banking, and Mark Garrigus, our Chief Credit Officer, have announced their intention to leave the Company and pursue other interests in 2008. Management changes could create uncertainty and adversely affect our relationships with our customers and employees. In addition, new members of our senior management team may need to devote a portion of their time to learn about aspects of our business and our customer base, which could lessen the amount of their time managing our business, which could adversely affect our business and our profitability.

Our business strategy is dependent on our ability to attract, develop and retain highly skilled and experienced personnel in our customer relationship positions.

Our competitive strategy is to provide each of our commercial customers with a highly skilled relationship manager that will serve as the customer’s key point of contact with us. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Competition for experienced personnel is intense and we may not be able to successfully retain and attract such personnel.

We may not be able to execute our growth strategy.

Our future success depends on our achieving growth in commercial banking relationships that result in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. In addition, we actively pursue high quality relationship managers to extend our reach in the market place. We cannot assure you that we will be able to expand our market presence or that any such expansion will not adversely affect our results of operations.

Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources. Maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, our business would be materially harmed.

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation and supervision, which is primarily for the protection of depositors and customers rather than for the benefit of investors. As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. Cole Taylor Bank, as an Illinois-chartered member bank, is subject to regulation and supervision by the DFPR and by the Federal Reserve. We must undergo periodic examinations by our regulators, who have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Our failure to comply with state and federal regulations can lead to, among other things, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. We cannot assure you that we will be able to fully satisfy the regulatory authorities that supervise us. In addition, recently enacted, proposed and future legislation and regulations have had, and will continue to have, a significant impact on the financial services industry. Regulatory or legislative changes could cause us to change or limit some of our loan products or the way we operate our business and could adversely affect our profitability.

Our business is subject to the vagaries of domestic and international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

Our business is directly affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, consolidation within our customer base and within our industry and inflation. For example, major disruptions in the financial markets have negatively impacted the liquidity and market value of various fixed income securities. In addition, the market for collateralized debt obligations has deteriorated significantly and a major source of bank regulatory capital from the trust preferred securities market has essentially closed. The absence of an active trust preferred securities market has removed an attractively priced source of capital for banks. We have used the trust preferred securities market in the past and had callable securities totaling $44 million at December 31, 2007. A reduction in financing alternatives due to financial market disruptions could negatively impact our business and results of operations.

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

Our reputation could be damaged by negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and other as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees, and business relationships.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease approximately 112,000 square feet for our Corporate Center under an operating lease that expires on August 31, 2014, with two five-year renewal options which could extend the lease to 2024. We also have an approximately 4,000 square foot banking center on the first floor of our Corporate Center.

We also maintain approximately 36,000 square feet of general office space for our administrative offices in downtown Chicago. In October 2007, we relocated this office to 225 West Washington under operating lease with a 15-year term and two five-year renewal options which could extend the least to 2032. Previously, these administrative offices were located at another leased facility at 111 West Washington in Chicago, however, that operating lease expired in December 2007. In January 2008, the banking center that had been previously located on the first floor of the 111 West Washington facility was moved to a new 2,700 square foot facility at 20 South Clark in Chicago. The operating lease for the South Clark location expires in June 2018.

We currently have ten banking centers located in the Chicago metropolitan area. Of the ten banking center locations, we own five of the buildings from which the banking centers are operated, including our Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee locations. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling (term to February 2015), Burbank (term to June 2014), Woodlawn (term to March 2008), Rosemont (term to August 2014), and South Clark (term to June 2018) banking facilities.

We continually evaluate our banking center locations, considering the physical location, size of operations and lease terms. We closed two of our banking centers in 2007. Our Itasca location was closed in January 2007 and our Orland Park location in October 2007. The operating lease on the Itasca facility expired in August 2007 and the operating lease for the Orland Park facility is scheduled to expire in March 2008. We have also entered into an agreement whereby we would move our Yorktown facility to a nearby location. We expect to lease the land at the new Yorktown facility but own the building, with completion of the building scheduled by late 2008. The lease term would be for 30 years with one five-year renewal option.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	20,318
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Yorktown (1)	One Yorktown Center, Lombard, Illinois	12,400
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Ashland	1542 W. 47th Street, Chicago, Illinois	6,000
Orland Park (2)	15014 LaGrange Road, Orland Park, Illinois	2,790
South Clark	20 South Clark, Chicago, Illinois	2,700
Woodlawn (3)	824 E. 63rd Street, Chicago, Illinois	2,100

(1)	This operating lease will be replaced with a new operating lease for a facility at Three Yorktown Center, Lombard, Illinois, when construction of the new banking center is complete in late 2008.
(2)	Banking center closed on October 31, 2007, but lease expires in March 2008.
(3)	Banking center under contract for sale to be closed on March 31, 2008.

Item 3. Legal Proceedings

We are a party to litigation from time to time arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “TAYC”. The high and low sales price per share our common stock for the periods indicated is set forth below:

	High	Low
2007
Quarter Ended March 31	$39.45	$33.00
Quarter Ended June 30	37.26	27.33
Quarter Ended September 30	32.83	22.88
Quarter Ended December 31	30.57	19.70

2006
Quarter Ended March 31	$43.18	$36.88
Quarter Ended June 30	42.99	37.63
Quarter Ended September 30	42.07	28.61
Quarter Ended December 31	38.00	29.22

As of February 29, 2008, the closing price per share of our common stock as reported on the NASDAQ was $16.30.

As of February 29, 2008, there were 97 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2007 and 2006, the dividends declared on our common stock:

	2007 Dividends Per Share of Common Stock	2006 Dividends Per Share of Common Stock
First quarter	$0.10	$0.06
Second quarter	0.10	0.06
Third quarter	0.10	0.06
Fourth quarter	0.10	0.10

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

It is our intention to continue to pay cash dividends on the common stock to the extent permitted by applicable banking regulations and the terms of our junior subordinated debentures. As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service, and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock.

We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

The following table presents repurchases by us of shares of our common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
October 1 to October 31, 2007	171,400	$26.50	171,400	$14,370,495
November 1 to November 30, 2007	83,500	24.01	83,500	12,365,255
December 1 to December 31, 2007	—	—	—	12,365,255

Total	254,900	$25.69	254,900

(1)	On August 13, 2007, we announced a stock repurchase program that allowed us to repurchase up to $20.0 million of our common shares over a twelve month period ending August 13, 2008.

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from October 16, 2002 through December 31, 2007, with the composite index for all U.S. companies included in the NASDAQ Stock Market and the SNL NASDAQ Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, VA.

Since October 16, 2002, our common stock has been traded principally on the NASDAQ under the symbol “TAYC.”

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Taylor Capital Group, Inc.	100.00	139.27	183.78	223.09	203.74	115.16
NASDAQ Composite	100.00	150.75	164.55	168.14	185.61	203.81
SNL NASDAQ Bank Index	100.00	129.08	147.94	143.43	161.02	126.42

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 6: Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2007, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$104,705	$111,192	$108,607	$94,523	$95,730
Provision for loan losses	31,900	6,000	5,523	10,083	9,233

Net interest income after provision for loan losses	72,805	105,192	103,084	84,440	86,497
Noninterest income:
Service charges	7,709	7,738	9,022	10,854	12,336
Trust and investment management fees	3,864	4,155	4,545	5,331	4,852
Gain on sale of investment securities, net	—	—	127	144	—
Sale of branch and land trusts	—	—	3,572	—	—
Other derivative income (expense)	392	494	(3,203)	2,193	—
Other noninterest income	4,746	3,878	3,802	2,997	2,853

Total noninterest income	16,711	16,265	17,865	21,519	20,041
Noninterest expense:
Salaries and employee benefits	37,771	40,652	40,255	38,951	41,066
Goodwill impairment	23,237	—	—	—	—
Legal fees, net	2,464	2,166	1,891	1,808	943
Lease abandonment and termination charges	—	—	—	984	3,534
Other noninterest expense	31,053	30,441	27,509	29,930	33,680

Total noninterest expense	94,525	73,259	69,655	71,673	79,223

Income (loss) before income taxes	(5,009)	48,198	51,294	34,286	27,315
Income taxes	4,561	2,035	19,523	11,313	8,568

Net income (loss)	(9,570)	46,163	31,771	22,973	18,747
Preferred dividend requirements	—	—	—	(1,875)	(3,443)

Net income (loss) applicable to common stockholders	$(9,570)	$46,163	$31,771	$21,098	$15,304

Common Share Data:
Basic earnings (loss) per share	$(0.89)	$4.22	$3.16	$2.21	$1.62
Diluted earnings (loss) per share	(0.89)	4.15	3.09	2.19	1.61
Cash dividends per share	0.40	0.28	0.24	0.24	0.24
Book value per share	24.10	24.36	19.99	16.12	14.57
Dividend payout ratio	N.M.	6.75%	7.77%	10.96%	14.91%
Weighted average shares – basic earnings per share	10,782,316	10,940,162	10,045,358	9,539,242	9,449,336
Weighted average shares – diluted earnings per share	10,782,316	11,118,818	10,286,647	9,644,515	9,528,785
Shares outstanding – end of year	10,551,994	11,131,059	10,973,829	9,653,549	9,486,724

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$3,556,463	$3,379,667	$3,280,672	$2,889,048	$2,603,656
Investment securities	892,371	669,085	656,753	533,619	488,302
Total loans	2,533,333	2,500,685	2,384,931	2,211,606	1,962,008
Allowance for loan losses	54,681	37,516	37,481	37,484	34,356
Goodwill	—	23,237	23,237	23,354	23,354
Total deposits	2,580,192	2,639,927	2,543,644	2,284,697	2,013,084
Other borrowings	389,054	262,319	298,426	229,547	219,108
Notes payable and FHLB advances	205,000	80,000	75,000	85,500	110,500
Junior subordinated debentures	86,607	86,607	87,638	87,638	45,000
Preferred stock	—	—	—	—	38,250
Common stockholders’ equity	254,256	271,192	219,318	155,573	138,235
Total stockholders’ equity	254,256	271,192	219,318	155,573	176,485
Earnings Performance Data:
Return on average assets	(0.28)%	1.40%	1.05%	0.84%	0.73%
Return on average stockholders’ equity	(3.47)	19.55	17.41	14.00	10.86
Net interest margin (non tax-equivalent) (1)	3.22	3.49	3.75	3.60	3.91
Noninterest income to revenues	6.86	6.86	9.13	13.54	12.85
Efficiency ratio (2)	77.85	57.48	55.13	61.84	68.43
Loans to deposits	98.18	94.72	93.76	96.80	97.46
Average interest earning assets to average interest bearing liabilities	122.78	122.42	123.83	125.99	124.71
Ratio of earnings to fixed charges: (3)
Including interest on deposits	0.96x	1.43x	1.72x	1.65x	1.47x
Excluding interest on deposits	0.82x	2.92x	3.61x	2.85x	2.17x
Asset Quality Ratios:
Allowance for loan losses to total loans	2.16%	1.50%	1.57%	1.69%	1.75%
Allowance for loan losses to nonperforming loans (4)	72.27	113.15	278.69	265.98	150.79
Net loan charge-offs to average total loans	0.59	0.25	0.24	0.34	0.47
Nonperforming assets to total loans plus repossessed property (5)	3.09	1.34	0.61	0.64	1.17
Capital Ratios:
Total stockholders’ equity to assets – end of year	7.15%	8.02%	6.69%	5.38%	6.78%
Average stockholders’ equity to average assets	8.21	7.18	6.05	5.99	6.73
Leverage ratio	9.40	10.17	8.90	6.49	7.64
Tier 1 risk-based capital ratio	11.44	12.10	10.44	7.29	8.73
Total risk-based capital ratio	12.74	13.35	12.02	10.27	10.44

COLE TAYLOR BANK:
Net income (loss)	$(2,971)	$40,247	$40,089	$28,314	$24,042
Return on average assets	(0.09)%	1.22%	1.33%	1.04%	0.94%
Stockholder’s equity to assets – end of year	8.82	9.38	8.58	8.82	9.16
Leverage ratio	8.74	9.04	8.46	8.29	8.31
Tier 1 risk-based capital ratio	10.62	10.76	9.91	9.30	9.50
Total risk-based capital ratio	11.88	12.01	11.16	10.55	10.75

N.M	Not meaningful.
(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.
(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(4)	Nonperforming loans consists of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(5)	Nonperforming assets consists of nonperforming loans, other real estate, and other repossessed assets.

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

The following discussion and analysis presents our consolidated financial condition at December 31, 2007 and 2006 and the results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read together with the “Selected Consolidated Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We reported a net loss for the year ended December 31, 2007 of $9.6 million, or ($0.89) per share, compared with net income of $46.2 million, or $4.15 per diluted common share, for the year ended December 31, 2006. The net loss in 2007 included a non-cash, after-tax charge of $23.2 million, or $2.14 per share, for the write-off of our goodwill. Excluding this one-time charge, net operating earnings for 2007 would have been $13.7 million, or $1.25 per diluted share. This non-GAAP measure of net operating earnings is discussed more fully below. The largest component of the decline in net operating earnings in 2007 was a $31.9 million provision for loan losses in 2007, compared with a provision of $6.0 million in 2006. In addition, lower net interest margin caused a $6.5 million, or 5.8%, decline in net interest income during 2007. Net income in 2006 included $15.5 million, or $1.39 per share, of tax benefits associated with the resolution of particular tax uncertainties. These tax benefits were recognized in the second half of 2006 because of the expiration of the statute of limitations on our 2002 income tax return and the completion of certain taxing authority examinations. Total assets at December 31, 2007 were $3.56 billion, compared to $3.38 billion at December 31, 2006, an increase of $176.8 million, or 5.2%.

We reported net income for the year ended December 31, 2006 of $46.2 million, or $4.15 per diluted common share, compared with $31.8 million, or $3.09 per diluted common share, for the year ended December 31, 2005. The increased net income in 2006 was primarily a result of the $15.5 million, or $1.39 per share, of tax benefits associated with the resolution of particular tax uncertainties. Excluding this tax benefit, net operating earnings for 2006 would have been $30.7 million, or $2.76 per diluted common share. This non-GAAP measure is discussed more fully below. Pre-tax income decreased $3.1 million, or 6.0%, during 2006 to $48.2 million, compared to $51.3 million during 2005. The decrease in pre-tax income was largely due to an increase in noninterest expense of $3.6 million, or 5.2%, and a decrease in noninterest income of $1.6 million, or 9.0%. These decreases in pre-tax income were partly offset by higher net interest income of $2.6 million, or 2.4%. Total assets increased by $99.0 million, or 3.0%, from year-end 2005 to $3.38 billion at December 31, 2006.

Management uses certain non-GAAP financial measures and ratios in evaluating our performance. Specifically, for 2007, Management reviewed net income and the related earnings per share amount excluding the goodwill impairment charge recorded in the fourth quarter of 2007. We believe that excluding the non-recurring charge to write-off our entire goodwill provides a clearer indication of the results of our core businesses for purposes of comparisons to other periods. The following table reconciles net income and earnings per share as reported under generally accepted accounting principles, or GAAP, on our Consolidated Statements of Operations for the year ended December 31, 2007 to the non-GAAP pro forma measures.

	2007	2006	2005
	(dollars in thousands, except per share amounts)
Net income (loss), as reported	$(9,570)	$46,163	$31,771
Goodwill impairment	23,237	—	—
Tax benefit associated with resolution of particular tax uncertainties	—	(15,491)	—

Net operating earnings	$13,667	$30,672	$31,771

Diluted earnings (loss) per share, as reported	$(0.89)	$4.15	$3.09
Goodwill impairment	2.14	—	—
Tax benefit associated with resolution of particular tax uncertainties	—	(1.39)	—

Net operating diluted earnings per share	$1.25	$2.76	$3.09

Stock Repurchase Programs

During 2007, we repurchased an aggregate of 629,661 shares of our common stock under stock repurchase programs at a total cost of $17.6 million, or an average price of $27.92 per share. The decline in total shares outstanding, which were 10,551,994 at December 31, 2007, compared with 11,131,059 at December 31, 2006, was primarily a result of these programs. At December 31, 2007, our stock repurchase program would permit us to repurchase an additional $12.4 million of our common stock through August 13, 2008. While we have continued authorization, we have not repurchased any of our common shares since November 2007.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and an unallocated allowance. We maintain the allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may vary from our current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and therefore have higher potential losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause a significant increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

Goodwill Impairment

We had $23.2 million of goodwill that was created from our 1997 acquisition of the Bank. We test this goodwill for impairment on July 1 of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. Because of adverse changes in the business climate that impacted the Bank during the fourth quarter of 2007, we performed an additional goodwill impairment test as of December 31, 2007. As a result of a decline in the market price of our common stock to levels significantly below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $23.2 million goodwill impairment charge to write-off the remaining balance in the fourth quarter of 2007.

Income Taxes

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations, and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. We initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examinations. Subsequently, the reserves are then utilized or reversed when we determine the more likely than not threshold is no longer met, once the statute of limitations has expired, or the tax matter is effectively settled. However, because reserve balances are estimates that are subject to uncertainties, the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. We also may use derivatives to accommodate individual customer needs. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of the hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative is not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivative flow through the consolidated statements of operations in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of our derivatives are calculated using independent valuation models to estimate mid-market valuations. The fair values produced by these proprietary valuation models are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

Results of Operations as of and for the years ended December 31, 2007, 2006, and 2005

Net Interest Income

Net interest income is the difference between total interest income earned on interest-earning assets, including investment securities, loans and hedged derivative instruments, and total interest expense paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006. Net interest income was $104.7 million for the year ended December 31, 2007, as compared to $111.2 million for 2006, a decrease of $6.5 million, or 5.8%. With an adjustment for tax-exempt income, our consolidated net interest income was $108.2 million, $6.3 million, or 5.5%, less than tax equivalent net interest income of $114.5 million during 2006. These non-GAAP tax-equivalent measures are discussed more fully below. The decrease in net interest income was a result of a decline in our net interest margin.

Our tax-equivalent net interest margin was 3.33% during 2007, 27 basis points lower than the net interest margin of 3.60% during 2006. The decline in the net interest margin resulted from our funding cost outpacing the increase in our total earning asset yield. While investment yields during 2007 benefited from increases in term market interest rates that occurred during 2007, competitive pricing pressure for loans and the impact of higher nonaccrual loans resulted in a decline in the yield on total loans. Our funding costs increased as a result of changes in funding mix and the repricing of term deposits to higher interest rates.

Our tax-equivalent net interest spread, which is determined by subtracting the yield on interest-earning assets from the cost of interest-bearing liabilities, declined 36 basis points during 2007 to 2.47%, compared to 2.83% in 2006. During 2007, our yield on our interest-earning assets increased 4 basis points to 7.09% from 7.05% during 2006. However, over the same time period, the cost of our interest-bearing liabilities increased 40 basis points to 4.62% during 2007 from 4.22% during 2006.

Average interest-earning assets increased $70.5 million, or 2.2%, to $3.25 billion during 2007, compared to $3.18 billion during 2006. Higher average loans accounted for most of the increase in average-earning assets during 2007. Average loans were $2.51 billion in 2007, an increase of $76.8 million, or 3.2%, as compared to average loans of $2.43 billion in 2006. Average commercial loans increased $114.0 million, or 5.1%, to $2.33 billion during 2007, compared to $2.21 billion during 2006. Decreases in consumer related loans of $37.1 million, or 17.2%, partly offset this increase.

The growth in average earning assets during 2007 was largely funded with wholesale funding sources. Average FHLB borrowings were $124.1 million during 2007 as compared to $80.5 million during 2006, and average interest-bearing deposits balances were $2.18 billion during 2007, compared to $2.17 billion during 2006. Increases in interest-bearing demand deposits, primarily higher rate money market accounts, were offset by decreases in average time deposit and savings account balances. See “Deposits” below for further discussion of the changes in our deposit balances during 2007.

Actions by the Federal Reserve resulted in a 125 basis point decline in the prime interest rate in January 2008. We believe, based on our internal modeling, that our net interest margin will likely decline over the next six months because during a falling interest rate environment, our portfolio of prime-based loans is expected to reprice faster than our term deposits. Additional factors, including those described above that negatively impacted our 2007 net interest margin, may put further pressure on our net interest margin in 2008. See “Quantitative and Qualitative Disclosure About Market Risks” below for further discussion of the impact of changes in interest rates.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005. Net interest income was $111.2 million for the year ended December 31, 2006, as compared to $108.6 million for 2005, an increase of $2.6 million, or 2.4%. With an adjustment for tax-exempt income, our consolidated net interest income was $114.5 million, an increase of $4.3 million, or 3.9%, as compared to $110.2 million during 2005. These non-GAAP tax-equivalent measures are discussed more fully below. The net interest income increased as a result of higher average interest-earning assets, partly offset by a decline in our net interest margin.

The tax-equivalent net interest margin was 3.60% during 2006, compared to 3.80% during 2005, a decrease of 20 basis points. The margin in 2006 was negatively impacted by competitive pricing pressure for loans and deposits, as well as changes in our earning asset and funding mix in 2006 as compared to 2005.

The tax-equivalent net interest spread declined 40 basis points during 2006 to 2.83%, compared to 3.23% in 2005. While our yield on our interest-earning assets increased 86 basis points to 7.05% during 2006 from 6.19% during 2005, the cost of our interest-bearing liabilities increased to a greater extent. The cost of our interest-bearing liabilities increased 126 basis points to 4.22% during 2006 from 2.96% during 2005.

Average interest-earning assets increased $284.1 million, or 9.8%, to $3.18 billion for 2006, compared to $2.90 billion for 2005. Average loans increased $158.9 million, or 7.0%, to $2.43 billion during 2006, compared to $2.27 billion for 2005. Average commercial loans accounted for most of the increase, as these balances increased $208.0 million, or 10.4%, between the two periods. Our portfolio of home equity and consumer loans decreased by $51.5 million, or 25.3%. The yield earned on our loan portfolios benefited from the rising interest rate environment and the increase in the prime lending rate from June 2004 to June 2006. However, we experienced a decline in the interest rate spread above the prime lending rate on our prime-based loans due to competitive pressures within our marketplace. In addition, our investment portfolio, the yield on which is generally lower than the yield on our loans, was higher in 2006. Average investment balances increased $116.8 million, or 19.8%, to $707.9 million in 2006, compared to $591.1 million in 2005.

The growth in average earning assets during 2006 was funded primarily with interest-bearing deposits. Average interest-bearing deposits balances were $2.17 billion during 2006, a $246.0 million, or 12.8%, increase from average interest-bearing deposit balances of $1.92 billion in 2005. During 2006, average money market balances increased $168.0 million, or 33.0%, and average brokered certificates of deposits (“CDs”) increased $128.7 million, or 27.8%. While these balances increased, the balances of our lower cost deposits, such as NOW accounts, savings accounts, and non-interest bearing deposits, all decreased. The shift in balances towards the higher rate deposit products contributed to the downward pressure on our net interest margin during 2006.

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

The following table reconciles the tax-equivalent net interest income to net interest income as reported in our Consolidated Statements of Operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net interest income as reported	$104,705	$111,192	$108,607
Tax equivalent adjustment-investments	3,272	2,991	1,429
Tax equivalent adjustment-loans	240	353	209

Tax equivalent net interest income	$108,217	$114,536	$110,245

Yield on earning assets without tax adjustment	6.98%	6.94%	6.13%
Yield on earning assets – tax equivalent	7.09%	7.05%	6.19%

Net interest margin without tax adjustment	3.22%	3.49%	3.75%
Net interest margin – tax equivalent	3.33%	3.60%	3.80%

Net interest spread – without tax adjustment	2.36%	2.72%	3.18%
Net interest spread – tax equivalent	2.47%	2.83%	3.23%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2007			2006			2005
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$564,962	$26,643	4.72%	$574,823	$24,779	4.31%	$530,513	$21,173	3.99%
Tax-exempt (tax equivalent) (2)	146,208	9,348	6.39	133,115	8,545	6.42	60,619	4,082	6.73

Total investment securities	711,170	35,991	5.06	707,938	33,324	4.71	591,132	25,255	4.27

Cash Equivalents	35,731	1,810	5.00	45,284	2,292	4.99	36,910	1,277	3.41

Loans (2) (3):
Commercial and commercial real estate	2,328,460	178,398	7.56	2,214,508	171,977	7.66	2,006,511	135,314	6.65
Residential real estate mortgages	61,253	3,555	5.80	63,904	3,581	5.60	61,487	3,258	5.30
Home equity and consumer	117,682	9,128	7.76	152,178	11,631	7.64	203,683	12,466	6.12
Fees on loans		1,689			1,539			1,877

Net loans (tax equivalent) (2)	2,507,395	192,770	7.69	2,430,590	188,728	7.76	2,271,681	152,915	6.73

Total interest earning assets (2)	3,254,296	230,571	7.09	3,183,812	224,344	7.05	2,899,723	179,447	6.19

NON-EARNING ASSETS:
Allowance for loan losses	(39,524)			(37,419)			(38,100)
Cash and due from banks	55,175			59,440			67,048
Accrued interest and other assets	91,677			85,482			86,218

TOTAL ASSETS	$3,361,624			$3,291,315			$3,014,889

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$888,242	$34,919	3.93	$772,127	$26,956	3.49	$627,489	$11,115	1.77
Savings deposits	54,169	150	0.28	66,500	188	0.28	78,853	230	0.29
Time deposits	1,233,280	61,961	5.02	1,330,524	60,122	4.52	1,216,846	40,665	3.34

Total interest-bearing deposits	2,175,691	97,030	4.46	2,169,151	87,266	4.02	1,923,188	52,010	2.70

Other borrowings	264,232	11,051	4.13	263,874	10,622	3.97	248,676	6,147	2.44
Notes Payable and FHLB advances	124,055	6,342	5.04	80,548	4,105	5.03	82,192	3,905	4.69
Junior subordinated debentures	86,607	7,931	9.16	87,067	7,815	8.98	87,638	7,140	8.15

Total interest-bearing liabilities	2,650,585	122,354	4.62	2,600,640	109,808	4.22	2,341,694	69,202	2.96

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	393,494			401,258			438,784
Accrued interest and other liabilities	41,442			53,251			51,941

Total noninterest-bearing liabilities	434,936			454,509			490,725

STOCKHOLDERS’ EQUITY	276,103			236,166			182,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,361,624			$3,291,315			$3,014,889

Net interest income (tax equivalent) (2)		$108,217			$114,536			$110,245

Net interest spread (2) (4)			2.47%			2.83%			3.23%

Net interest margin (2) (5)			3.33%			3.60%			3.80%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

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

	Year Ended December 31,
	2007 over 2006 INCREASE/(DECREASE)			2006 over 2005 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$(436)	$2,300	$1,864	$1,840	$1,766	$3,606
Tax-exempt	843	(40)	803	4,659	(196)	4,463
Cash equivalents	(486)	4	(482)	334	681	1,015
Loans	5,792	(1,750)	4,042	11,234	24,579	35,813

Total interest-earning assets			6,227			44,897

INTEREST PAID ON:
Interest-bearing demand deposits	4,332	3,631	7,963	3,037	12,804	15,841
Savings deposits	(38)	—	(38)	(34)	(8)	(42)
Time deposits	(4,562)	6,401	1,839	4,069	15,388	19,457
Other borrowings	14	415	429	397	4,078	4,475
Notes payable and FHLB advances	2,229	8	2,237	(78)	278	200
Junior subordinated debentures	(41)	157	116	(47)	722	675

Total interest-bearing liabilities			12,546			40,606

Net interest income	$2,843	$(9,162)	$(6,319)	$10,194	$(5,903)	$4,291

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see “Application of Critical Accounting Policies—Allowance for Loan Losses,” “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses.”

Our provision for loan losses was $31.9 million during 2007, compared to $6.0 million during 2006. Increases in net charge-offs, nonperforming loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heighten monitoring, caused us to significantly increase our allowance for loans losses through the provision for loan losses in 2007, particularly in the fourth quarter of 2007. Net charge-offs totaled $14.7 million, or 0.59% of average total loans, during 2007 compared to $6.0 million, or 0.25% of average total loans, in 2006. In addition, the level of nonperforming loans increased to $75.7 million, or 2.99% of total loans, at December 31, 2007, compared to nonperforming loans of $33.2 million, or 1.33% of total loans, at December 31, 2006. See “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses” for further discussion on the credit quality of our loan portfolio and our allowance for loan losses.

Our provision for loan losses was $6.0 million during 2006, an increase of $477,000, or 8.7%, compared to a provision for loan losses of $5.5 million during 2005. Net charge-offs increased slightly to $6.0 million, or 0.25% of average total loans, in 2006 from $5.5 million, or 0.24% of average total loans, in 2005. The increase in net charge-offs in 2006 was a factor in the increase in the provision in 2006 as compared to 2005.

Noninterest Income

The following table presents, for the periods indicated, the composition of our noninterest income:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Service charges	$7,709	$7,738	$9,022
Loan syndication fees	2,600	1,317	2,673
Trust services	2,320	2,269	3,069
Investment management fees	1,544	1,886	1,476
Letter of credit fees	527	597	666
ATM fees	417	364	373
Losses from partnership interests	(247)	(74)	(917)
Other noninterest income	1,449	1,674	1,007

	16,319	15,771	17,369

Gain on sale of land trusts	—	—	2,000
Gain on sale of branch	—	—	1,572
Gain on sale of investment securities, net	—	—	127

	—	—	3,699

Other derivative income (expense)	392	494	(3,203)

Total noninterest income	$16,711	$16,265	$17,865

Our noninterest income increased $446,000, or 2.7%, to $16.7 million during 2007, as compared to $16.3 million during 2006. A $1.3 million increase in loan syndication fees during 2007 primarily produced the increase. This increase was partly offset by a decline in investment management fees and an increase in losses from partnership interests. Noninterest income of $16.3 million during 2006 was $1.6 million, or 9.0%, less than noninterest income of $17.9 million during 2005. A decrease in deposit service charges, trust service fees, and loan syndication fees in 2006, as well as the impact of the non-recurring gains on the sale of a branch and our land trust operations in 2005, caused the decline in noninterest income in 2006.

Our service charges are principally derived from deposit accounts. Service charges totaled $7.7 million in each of 2007 and 2006 and $9.0 million during 2005. Service charge income is impacted by a number of factors, including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The decrease in service charge revenue since 2005 was primarily caused by a lower volume of deposit services accounts and an increase in the earnings credit rate given to customers on their collected account balances to offset gross activity charges.

Loan syndication fees totaled $2.6 million, $1.3 million, and $2.7 million, during 2007, 2006, and 2005, respectively. These fees were earned through the syndication of certain commercial real estate development loans for our customers. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market as well as our balance sheet and credit risk management.

Trust fees were $2.3 million during both 2007 and 2006, approximately 25% less than the $3.1 million of trust fees in 2005. The decline in trust fees over the past two years was a result of our discontinuation of certain trust services during 2005, including the sale of our land trust operations during the first quarter of 2005 and the discontinuation of tax-deferred exchange trust services during the fourth quarter of 2005. Trust fees in 2007 and 2006 were primarily from our offering of corporate trust services. In connection with the sale of our land trust operations in 2005, we recognized a gain of $2.0 million.

Investment management fee income decreased $342,000, or 18.1%, to $1.5 million in 2007, compared to $1.9 million during 2006. In January 2007, we entered into an agreement with Mesirow Financial, a Chicago-based asset management firm, pursuant to which Mesirow Financial provides sub-advisory investment management services. In connection with our entering into this arrangement, several of our former investment management employees terminated their employment with us and joined another financial services company in Chicago. Investment management fees in 2006 increased $410,000, or 27.8%, as compared to the $1.5 million of fees in 2005.

We have investments in limited partnerships that specialize in providing low-income housing and community development in the Chicago metropolitan area. We account for our limited partnership investments under the equity method of accounting and recognize our share of partnership losses in noninterest income and the related low-income housing tax credits as a reduction of income tax expense. At December 31, 2007, we had investments in a total of 16 partnerships with a total carrying value of $1.6 million.

In January 2005, we recorded a $1.6 million gain in connection with the sale of our Broadview, Illinois branch. In addition to selling the land and building, we sold approximately $19.7 million of deposit balances and $5.3 million of loans associated with the branch.

Other derivative income in 2007 of $392,000 relates primarily to changes in the fair value of the prime floor which was not designated as an accounting hedge. Included in the $494,000 of other derivative income recorded in 2006 was $36,000 related to the changes in fair value of the prime floor subsequent to the removal of the hedge designation in May 2006. The remainder of the other derivative income in 2006 related to certain interest rate exchange agreements, or swaps, we had used to convert fixed rate brokered CDs to a variable rate. In May 2006, we terminated all of our interest rate swaps related to brokered CDs. Through the termination date, we had recognized $458,000 of other derivative income from these brokered CD swaps, which reflected the changes in the fair value of both the interest rate swaps and the related hedged brokered CDs, as well as the ineffective portion of the hedging relationship.

In 2005, we recognized $3.2 million of net derivative expense, as other derivative income in 2005 included net cash settlements as well as changes in the fair value of the interest rate swaps that did not qualify for hedge accounting. Losses in fair value from these swaps of $3.9 million during 2005 were partly offset by net cash settlements received of $684,000. An increase in the forward yield curve during 2005 caused the decrease in the fair value of the CD swaps. For additional information see “Application of Critical Accounting Policies—Derivative Financial Instruments” and “Notes to Consolidated Financial Statements—Derivative Financial Instruments” included in this Annual Report on Form 10-K.

Other noninterest income, which includes safe deposit rental fees, fees from financial planning services, mortgage banking activities, gains or losses from deferred compensation plan investments, and income from our unconsolidated subsidiaries that were formed to issue trust preferred securities, totaled $1.4 million, $1.7 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease in other noninterest income during 2007 was primarily due to other noninterest income in 2006 including $181,000 of recoveries of losses on indemnification agreements on residential loans sold in a prior period. The increase in other noninterest income during 2006 as compared to 2005 was due primarily to a $396,000 increase in the market values of assets in our employees’ deferred compensation plan and the $181,000 of recoveries of losses on indemnification agreements on residential loans sold in a prior period.

Noninterest Expense

The following table presents for the periods indicated the composition of our noninterest expense:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$32,977	$32,738	$30,825
Incentives, commissions, and retirement benefits	4,794	7,914	9,430

Total salaries and employee benefits	37,771	40,652	40,255
Goodwill impairment	23,237	—	—
Occupancy of premises	8,673	7,842	7,035
Furniture and equipment	3,431	3,627	3,928
Legal fees, net	2,464	2,166	1,891
Other professional services	2,427	1,629	1,555
Computer processing	1,737	1,758	1,805
Advertising and public relations	1,510	1,525	574
Corporate insurance	1,108	1,211	1,373
Nonperforming asset expense	643	542	225
Consulting	636	1,018	768
FDIC insurance	307	320	316
Other noninterest expense	10,581	10,969	9,930

Total noninterest expense	$94,525	$73,259	$69,655

Efficiency Ratio (1)	77.85%	57.48%	55.13%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, less investment securities gains.

Our noninterest expense in 2007 was $94.5 million, which included a one-time charge of $23.2 million for the impairment of our goodwill. Without the goodwill impairment charge, noninterest expense was $71.3 million in 2007, which was $2.0 million, or 2.7%, less than noninterest expense of $73.3 million in 2006. A decrease in total salaries and employee benefits, partly offset by higher other professional services produced the decrease. Our noninterest expense of $73.3 million in 2006 was $3.6 million, or 5.2%, higher than the $69.7 million of noninterest expense in 2005. An increase in advertising and public relations, occupancy of premises, and higher auditing, consulting, and legal fees combined to produce the increase in noninterest expense.

Salaries and employee benefits represent the largest category of our noninterest expense. Total salaries and employee benefits expense during 2007 was $37.8 million, compared to $40.7 million and $40.3 million during 2006 and 2005, respectively. During 2007, a $3.1 million decrease in incentive and employee benefit plan expenses produced most of the decrease as compared to 2006. Total salaries and employee benefits expense in 2006 was $397,000, or 1.0%, higher than in 2005, as an increase in salaries, taxes, and medical insurance was largely offset by a decline in incentive compensation.

Salaries, employment taxes and medical insurance expense increased $239,000, or 0.7%, to $32.9 million in 2007, as compared to $32.7 million in 2006. An increase in base salaries, partly offset by lower employment taxes produced the increase in expense. The increase in base salaries resulted from additions to our team of commercial banking relationship managers made in mid-2006 and related support staff, partly offset by the departure of our investment management employees in January 2007. Salaries, employment taxes and medical insurance expense increased $1.9 million, or 6.2%, in 2006, as compared to the $30.8 million of expense in 2005. The increase in base salaries during 2006 was primarily caused by our increased investment in our commercial banking relationship managers. Severance expense was $318,000 in 2007, $326,000 in 2006, and $530,000 in 2005. The number of full-time equivalent employees was 418 at December 31, 2007 compared to 421 and 427 at the end of 2006 and 2005, respectively.

Total incentives, commissions, and retirement benefits decreased $3.1 million, or 39.4%, to $4.8 million in 2007, compared to $7.9 million in 2006. The decrease in cash-based incentives and retirement plan expenses reflects the diminished financial performance during 2007. Total incentives, commissions, and retirement benefits decreased $1.5 million, or 16.1%, to $7.9 million in 2006, compared to $9.4 million in 2005. Similar to 2007, we reduced our accruals for cash-based incentives for 2006 because certain performance targets were not achieved. This decrease was partly offset by a $1.0 million increase in cost of equity-based compensation, primarily due to the adoption of new accounting requirements in 2006 that require the recognition of expense related to stock options granted to employees and directors. Compensation costs in 2007 and 2006 included $925,000 and $906,000, respectively, of costs related to stock options.

Beginning in 2006, salaries and employee benefits expense was impacted by the adoption of SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which revised and reissued guidance on the accounting for stock-based compensation. SFAS 123R eliminated the intrinsic value method that we previously used to account for the granting of employee stock options. We adopted SFAS 123R effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Stock-based compensation expense, adjusted for estimated forfeitures, is recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards as calculated using a Black-Scholes pricing model.

We recorded a $23.2 million goodwill impairment charge in 2007 to write-off our remaining goodwill balance. Our goodwill was created from our 1997 acquisition of the Bank. We test goodwill for impairment on July 1 of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. Because of adverse changes in the business climate that impacted the Bank during the fourth quarter of 2007, we performed an additional goodwill impairment test as of December 31, 2007. As a result of a decline in the market price of our common stock to levels significantly below our book value, we determined that the entire amount of our goodwill was impaired and recorded the goodwill impairment charge in the fourth quarter of 2007.

Our occupancy of premises expense was $8.7 million during 2007, compared to $7.8 million during 2006, an increase of $831,000 or 10.6%. An increase in expense associated with our leased facilities and higher real estate taxes primarily produced the higher level of expense. During 2007, we moved our downtown Chicago facility from one leased facility to another as the lease on the existing facility was set to expire in December 2007. As a result, we incurred lease expense for the new facility and the existing facility as we transitioned to the new space. In addition, we incurred costs to physically move to the new facility. Also, costs associated with the closing of our Orland Park banking center and portions of our leased administrative offices at our Burbank facility contributed to the increase in occupancy costs. Occupancy costs were $7.8 million during 2006, as compared to $7.0 million during 2005. Occupancy of premises expense increased $807,000, or 11.5%, during 2006, as compared to 2005, primarily due to higher building related expenses including depreciation, real estate taxes, and maintenance.

Furniture and equipment expense was $3.4 million during 2007, compared to $3.6 million and $3.9 million during of 2006 and 2005, respectively. Lower depreciation and maintenance produced the decrease in the yearly comparisons.

Total legal fees, net of reimbursements, were $2.5 million during 2007, compared to $2.2 million and $1.9 million during 2006 and 2005, respectively. Legal fees consist of both holding company and Bank expenses. Holding company legal fees consist primarily of costs for general corporate matters, including securities law compliance and other costs associated with being a publicly-traded company. Bank legal fees relate to collection activities, loan documentation, contract and compliance matters and are reported net of reimbursements received from customers. While holding company legal fees declined by $395,000, Bank legal fees increased $693,000 primarily driven by increased collection activities, the reorganization of our wealth management business and other contract matters.

Other professional fees were $2.4 million during 2007, compared to $1.6 million in both of 2006 and 2005. Other professional services expense in 2007 increased compared to 2006 and 2005, primarily due to the sub-advisory investment management services now provided by a third-party asset management firm.

Our advertising expenses were $1.5 million in each of 2007 and 2006, compared to $574,000 in 2005. We increased advertising expense in 2007 and 2006 to increase awareness and launch a new brand marketing campaign.

Our computer processing expense is comprised of payments to third-party processors, primarily for our key data processing applications including loans, deposits, general ledger, payroll, internet banking and ATM operations. Our computer processing expense was $1.7 million during 2007 compared to $1.8 million during each of 2006 and 2005.

Corporate insurance totaled $1.1 million, $1.2 million, and $1.4 million during the years ended December 31, 2007, 2006, and 2005, respectively. A reduction in the amount of our directors’ and officers’ insurance coverage and a more favorable insurance market, among other factors, caused the decrease in expense since 2005.

Nonperforming asset expense was $643,000 in 2007, compared to $542,000 in 2006 and $225,000 in 2005. This net expense is influenced to a large degree by the number and complexity of the lending relationships being managed in our work-out area and properties being maintained pending their sale. An increase in nonperforming assets and loans in our work-out area caused the increase in 2007. We expect that a relatively higher level of nonperforming assets at December 31, 2007 may result in an increase in this expense during 2008.

Consulting expense was $636,000, $1.0 million, and $768,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The higher expense during 2006 as compared to 2007 and 2005 primarily resulted from higher human resource related services.

FDIC insurance premiums were $307,000, $320,000, and $316,000 during the years ended December 31, 2007, 2006, and 2005, respectively. The Bank is an Illinois-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund. The Bank is required to pay deposit insurance premium assessments based upon a risk classification system. During the past three years, the Bank’s assessment consisted only of assessments to cover the interest payments on outstanding obligations of the Financing Corporation (“FICO”), which was created in 1987 to finance the recapitalization of the savings and loan deposit insurance fund. The FICO assessments were in addition to the deposit insurance assessment. During 2006 and 2005, the Bank had qualified for the 0% rate on deposit insurance. Beginning in 2007, the FDIC increased the rates paid for deposit insurance. However, at the same time, the FDIC allowed eligible insured institutions to share in an one-time assessment credit for institutions in existence at December 31, 1996 that had paid deposit insurance assessments prior to that date. The Bank received a one-time credit and utilized this credit in 2007 to offset its increased deposit insurance assessment. The Bank expects that this one-time credit will be fully utilized during the first quarter of 2008. As a result, the Bank will begin to incur expense for deposit insurance premiums in addition to its share of the FICO obligations. We expect that deposit insurance premiums for the Bank in 2008 will be approximately $2.2 million higher than in 2007.

Other noninterest expense principally includes certain professional fees, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $10.6 million in 2007 compared to $11.0 million in 2006 and $9.9 million in 2005. Decreases in business travel and entertainment, operating losses, office supplies, and postage all contributed to the lower level of other noninterest expense between 2007 and 2006. The increase in other noninterest expense in 2006 was primarily due to an increase in accounting and auditing services, recruiting and training costs. In addition, other noninterest expense in 2005 included a recovery of $700,000 from an adjustment to our reserves for interest receivable related to our portfolio of indirect manufactured homes.

Our efficiency ratio was 77.85% for 2007, compared to 57.48% for 2006 and 55.13% for 2005. The increase in the efficiency ratio in 2007 was primarily caused by the $23.2 million goodwill impairment charge.

Income Taxes

Income tax expense was $4.6 million for the year ended December 31, 2007, notwithstanding the pre-tax loss of $5.0 million, primarily because the goodwill impairment charge of $23.2 million was not deductible for income tax purposes. Our effective tax rate was lower because of the lower level of pre-tax earnings and the impact on the effective income tax rate of our tax-exempt interest income was larger than in previous periods. In addition, during 2007, the State of Illinois passed legislation that is expected to increase our effective tax rate beginning in 2008. As a result of the enactment of this legislation, we recognized a reduction in income tax expense of $376,000 by increasing our deferred tax assets.

Income tax expense was $2.0 million in 2006, resulting in an effective tax rate of 4.2%. In 2006, income tax expense of $18.0 million was reduced by the recognition of a $15.5 million of tax benefits relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required in 2006 primarily as a result of the expiration of the statute of limitations with respect to our 2002 federal income tax return and based upon the results of examinations by taxing authorities with respect to other tax years. In addition, tax expense in 2006 was reduced by refunds of prior years’ state income taxes totaling $443,000.

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

Financial Condition

Our total assets increased $176.8 million, or 5.2%, during 2007 to $3.56 billion at December 31, 2007, compared to $3.38 billion at year-end 2006. A $223.3 million, or 33.4%, increase in investment securities primarily drove the increase in total assets. In addition, loans increased $15.5 million, or 0.6%, from 2006. Partly offsetting these increases was the write-off of $23.2 million of goodwill. The asset growth was funded primarily with other borrowings and FHLB advances. Total other borrowings increased $126.7 million, or 48.3%, during 2007 to $389.1 million at December 31, 2007. Borrowings from the FHLB increased $125.0 million to $205.0 million at year end 2007. Total deposits decreased $59.7 million, or 2.3%, to $2.58 billion at December 31, 2007, as compared to total deposits of $2.64 billion at December 31, 2006. Total stockholders’ equity decreased $16.9 million during 2007 to $254.3 million from $271.2 million at December 31, 2006. The repurchase of approximately $17.6 million of our common stock, as well as the net loss incurred during the year, produced the decline in total stockholders’ equity during 2007.

Average interest-earning assets increased $70.5 million, or 2.2%, during 2007 to $3.25 billion, compared to average interest-earning assets of $3.18 billion during 2006. Higher average total loans of $76.8 million produced the majority of the increase in average interest-earning assets. While average investment securities increased $3.2 million during 2007 to $711.2 million, average interest-bearing cash equivalents decreased $9.6 million. The increase in average interest-earning assets was primarily funded with an increase in average borrowings. Average borrowings increased $43.4 million, while total average deposits increased $6.5 million.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of interest-bearing deposits with banks or other financial institutions, federal funds sold and securities purchased under agreements to resell with original maturities less than 30 days. All federal funds are sold overnight with daily settlement required. We use short-term investments in circumstances where a large depositor indicates that the increase in its deposit balance is likely to be short-term.

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

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2007:
U.S. government sponsored agency securities	$105,720	$106,305	$—	$—	$105,720	$106,305
Collateralized mortgage obligations	167,509	165,577	—	—	167,509	165,577
Mortgage-backed securities	472,477	476,124	—	—	472,477	476,124
State and municipal obligations	143,271	144,340	—	—	143,271	144,340
Other debt securities	—	—	25	25	25	25

Total	$888,977	$892,346	$25	$25	$889,002	$892,371

December 31, 2006:
U.S. government sponsored agency securities	$157,848	$155,591	$—	$—	$157,848	$155,591
Collateralized mortgage obligations	165,297	161,439	—	—	165,297	161,439
Mortgage-backed securities	207,275	203,798	—	—	207,275	203,798
State and municipal obligations	147,566	147,982	—	—	147,566	147,982
Other debt securities	—	—	275	275	275	275

Total	$677,986	$668,810	$275	$275	$678,261	$669,085

December 31, 2005:
U.S. government sponsored agency securities	$203,753	$200,357	$—	$—	$203,753	$200,357
Collateralized mortgage obligations	187,368	183,100	—	—	187,368	183,100
Mortgage-backed securities	166,592	161,898	—	—	166,592	161,898
State and municipal obligations	111,380	111,123	—	—	111,380	111,123
Other debt securities	—	—	275	275	275	275

Total	$669,093	$656,478	$275	$275	$669,368	$656,753

Investment securities do not include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $15.3 million, $11.8 million, and $12.9 million at December 31, 2007, 2006, and 2005, respectively. These investments are stated at cost, which approximates fair value.

We use our investment portfolio primarily for liquidity and interest rate risk management. In August 2007, we began the execution of an investment securities strategy designed to reduce the impact to our net interest income from declining interest rates. Over the latter half of 2007, we purchased $314.1 million of investment securities, primarily in the form of government-sponsored-enterprise issued mortgage-backed securities. These purchases, partly offset by maturities and repayments of mortgage-related securities, caused our investment portfolio during 2007 to increase by $223.3 million, or 33.4%, to $892.4 million at December 31, 2007 from $669.1 million at December 31, 2006. The overall weighted average life of our investment portfolio at December 31, 2007 was approximately 5.4 years, compared to approximately 5.3 years at December 31, 2006. In connection with our liquidity risk management, we regularly assess the size of our investment portfolio to meet our liquidity needs. See “Liquidity” and “Quantitative and Qualitative Disclosure About Market Risks” below for further discussion of our liquidity and interest rate risk management.

Our investment portfolio increased by $12.3 million, or 1.9%, to $669.1 million at December 31, 2006, compared to $656.8 million at year-end 2005. In 2006, we purchased $74.8 million of mortgage-related securities and $40.3 million of tax-exempt municipal securities. These purchases were partly offset by principal repayments and maturities.

At December 31, 2007, we had a net unrealized gain on the available for sale securities of $3.4 million, or 0.4% of amortized cost, compared to a net unrealized loss on the available for sale securities was $9.2 million, or 1.4% of amortized cost, at December 31, 2006. We had previously reported in our fourth quarter 2007 earnings release, dated January 30, 2008, a net unrealized loss on available for sale securities of $4.8 million, or 0.5% of amortized cost, at December 31, 2007. Following the issuance of that release, however, we increased the total fair value of our investment portfolio on our year-end 2007 consolidated balance sheet by $8.1 million, or 0.9% of amortized cost, from the previously reported amount of $884.2 million. This increase resulted in a net $4.9 million increase in total assets and accumulated other comprehensive income within total stockholders’ equity, as reflected in our consolidated financial statements included in this annual report. The increase in the total fair value of our investment portfolio reflects an adjustment to the market value of our portfolio to update the values to December 31, 2007. These revisions had no impact on our previously reported operating results.

At December 31, 2007, we had 66 investment securities in a gross unrealized loss position of $4.9 million. Of these securities, 37 securities have been in a loss position for 12 months or more. We believe that the unrealized losses arose from increased market interest rates, not credit deterioration, and that no other than temporary impairments exist. None of our mortgage-related securities are collateralized by sub-prime mortgages and all of our mortgage-related securities were rated at least investment grade at December 31, 2007. We believe that none of these unrealized losses represented other-than-temporary impairments of our investment portfolio. We have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

We manage our potential exposure to impairment within our investment securities portfolio by limiting potential credit risk and the purchase of securities at a premium over par value and by subjecting all securities to interest rate shock testing prior to their acquisition. No security is purchased if the result of the interest rate shock testing indicates a negative yield could result under any of the rate shocks. In addition, we adjust premium amortization monthly based on current prepayment estimates and 12 month rolling actual prepayment rates for all mortgage related securities.

Investments in U.S. government and government-sponsored agency securities are generally considered to have low credit risk. Our mortgage-backed securities holdings consist principally of direct “pass through” securities issued by Fannie Mae and Freddie Mac. While these securities are considered to have low credit risk, they do possess market value risk due to the prepayment risk associated with mortgage-backed securities. Our collateralized mortgage obligations (“CMOs”) consist primarily of planned amortization class securities that are backed by fixed-rate, single-family mortgage loans. Although the majority of our CMOs are guaranteed as to principal and interest by certain agencies, primarily Fannie Mae and Freddie Mac, they possess market risk due to the prepayment risk associated with the underlying collateral.

The following table shows the composition of our mortgage-related securities as of December 31, 2007 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
Government and government sponsored-enterprise securities	$456,431	$138,387	$594,818	$460,232	$136,621	$596,853
Private Issuers	16,046	29,122	45,168	15,892	28,956	44,848

	$472,477	$167,509	$639,986	$476,124	$165,577	$641,701

We generally invest in state and municipal obligations that are rated investment grade by nationally recognized rating organizations. However, certain municipal issues, which are restricted to our local market area, are not rated and undergo the Bank’s standard underwriting procedures for loan transactions.

We also have investments in Federal Reserve Bank stock and FHLB stock which are required to be maintained for various purposes. On October 10, 2007, the Federal Home Loan Bank of Chicago (“FHLBC”) filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. Subsequently, the FHLBC announced that it would not declare a dividend for the third or fourth quarters of 2007. At December 31, 2007, we held, at cost, $10.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

At December 31, 2007, we held no securities of any single issuer, other than U.S. government agency securities, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issue exceed this threshold. Investment securities with an approximate book value of $549 million and $366 million at December 31, 2007 and 2006, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2007
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government sponsored agency securities	$39,956	4.17%	$60,789	4.73%	$5,560	4.75%	$—	—%	$106,305	4.52%
Collateralized mortgage obligations (2)	16,417	4.82	69,374	4.53	79,786	5.17	—	—	165,577	4.87
Mortgage-backed securities (2)	78,671	5.36	212,370	5.37	124,250	5.49	60,833	5.83	476,124	5.46
States and political subdivisions (3)	1,983	5.69	6,591	6.80	18,431	7.20	117,335	6.23	144,340	6.37

Total available-for-sale	137,027	4.95	349,124	5.12	228,027	5.50	178,168	6.09	892,346	5.39
Held-to-maturity securities (4):
Other debt securities	—	—	25	6.50	—	—	—	—	25	6.50

Total held-to-maturity	—	—	25	6.50	—	—	—	—	25	6.50

Total securities	$137,027	4.95%	$349,149	5.12%	$228,027	5.50%	$178,168	6.09%	$892,371	5.39%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.
(4)	Based on amortized cost.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial and industrial	$850,196	$770,863	$665,023	$656,099	$589,987
Commercial real estate secured	839,629	791,962	793,965	732,251	642,364
Real estate – construction	671,678	744,317	684,737	531,868	364,294
Residential real estate – mortgages	60,195	62,453	63,789	64,569	86,710
Home equity loans and lines of credit	99,696	116,516	161,058	207,164	253,006
Consumer	10,551	13,237	14,972	18,386	24,636
Other loans	1,421	1,396	1,497	1,460	1,330

Gross loans	2,533,366	2,500,744	2,385,041	2,211,797	1,962,327
Less: Unearned discount	(33)	(59)	(110)	(191)	(319)

Total loans	2,533,333	2,500,685	2,384,931	2,211,606	1,962,008
Less: Allowance for loan losses	(54,681)	(37,516)	(37,481)	(37,484)	(34,356)

Loans, net	$2,478,652	$2,463,169	$2,347,450	$2,174,122	$1,927,652

Our gross loan portfolio was $2.5 billion at both December 31, 2007 and 2006, compared to gross loans at December 31, 2005 of $2.4 billion. Our loan portfolio is comprised primarily of commercial loans, which constituted approximately 93% of our total loans at December 31, 2007. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate—construction, totaled $2.36 billion at year-end, an increase of $54.4 million, or 2.4%, over the $2.31 billion of commercial loans at December 31, 2006. Total commercial loans at December 31, 2006 were $163.4 million, or 7.6%, higher than commercial loans at December 31, 2005. As anticipated, our portfolio of consumer-oriented loan products, which include residential real estate mortgages, home equity loans and lines of credit, and consumer loans, continues to decline. Consumer-oriented loan products totaled $171.9 million at year-end 2007, compared to $193.6 million at December 31, 2006 and $241.3 million at December 31, 2005. Consumer loans have continued to decline as we discontinued origination of indirect auto and manufactured homes, de-emphasized first mortgage products, and ceased acquiring home equity loans and lines from mortgage brokers.

Commercial and industrial (“C&I”) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than commercial real estate. These loans totaled $850.2 million, $770.9 million, and $665.0 million at December 31, 2007, 2006, and 2005, respectively, and have increased from 28% to 34% of our total loan portfolio over the last three years. C&I loans increased $79.3 million, or 10.3%, in 2007 compared to an increase of $105.8 million, or 15.9%, in 2006.

Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. These loans totaled $839.6 million, $792.0 million, and $794.0 million at December 31, 2007, 2006, and 2005, respectively, and have represented between 31% and 33% of our total loan portfolio over the last three years. Commercial real estate secured loans increased by $47.7 million, or 6.0%, compared to a $2.0 million decrease during 2006. At December 31, 2007 and 2006, the composition of our commercial real estate secured portfolio was approximately as follows:

	December 31, 2007		December 31, 2006
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	59%	20%	61%	19%
Owner occupied	25%	8%	23%	7%

Subtotal	84%	28%	84%	26%
Residential income property	16%	5%	16%	5%

Total commercial real estate secured	100%	33%	100%	31%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. These loans totaled $671.7 million, $744.3 million, and $684.7 million at December 31, 2007, 2006 and 2005, respectively. Real estate-construction loans decreased by $72.6 million, or 9.8%, in 2007, compared to an increase of $59.6 million, or 8.7%, in 2006. The recent downturn in the real estate construction market has caused this portfolio to decrease in 2007. At year-end 2007, these loans comprised 26% of our loan portfolio, compared to 30% and 29% of the portfolio at December 31, 2006 and 2005, respectively. At December 31, 2007 and 2006, the composition of our real estate-construction loan portfolio was approximately as follows:

	December 31, 2007		December 31, 2006
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties	60%	16%	69%	21%
Commercial property	17%	4%	15%	4%
Land and land development	23%	6%	16%	5%

Total real estate – construction	100%	26%	100%	30%

Most of our real estate-construction loans are secured by collateral located in Illinois, primarily within the Chicago metropolitan region. Of the $671.7 million of real estate-construction loans at December 31, 2007, $620.4 million, or 92.4%, are secured by collateral located within the State of Illinois. While we do not actively seek to originate real estate construction loans outside our local region, we will provide financing to Chicago-based homebuilders in connection with their development projects outside of Illinois. At December 31, 2007, we had approximately $51.3 million of real estate-construction loans secured by collateral in ten other states, with no state comprising more than 2.3% of the total real estate-construction portfolio.

Over the past two years, the strongest loan growth in the commercial portfolio was in C&I loans, which continues to be a key element in our lending strategy. The slowing real estate market is expected to continue to impact the growth in our real estate- construction portfolio.

Our portfolio of residential real estate mortgages continues to modestly decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2007, this portfolio totaled $60.2 million, compared to $62.5 million and $63.8 million at December 31, 2006 and 2005, respectively. Correspondingly, this portfolio has declined to approximately 2% of our total loan portfolio at year end 2007. While we do not actively seek to originate new home mortgage loans, we do offer these products to our current customers, particularly to our business-owner customers.

Our portfolio of home equity loans and lines of credit also continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2007, this portfolio totaled $99.7 million, compared to $116.5 million and $161.1 million at December 31, 2006 and 2005, respectively. Correspondingly, this portfolio as a percentage of total loans decreased to 4% at year-end 2007 from 7% at December 31, 2006. The percentage of our home equity loans and lines that exceeded 80% of the appraised value of the underlying real estate, after giving effect to any outstanding first mortgage loans, was 12% at December 31, 2007, as compared to 15% at December 31, 2006 and 18% at December 31, 2005. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of the appraised value of the underlying collateral. The percentage of our outstanding home equity loans and lines that were originally sourced through mortgage brokers was 17% at year-end 2007, down from 26% at December 31, 2005.

Consumer loans were $10.6 million, $13.2 million, and $15.0 million at December 31, 2007, 2006, and 2005, respectively, and represented less than 1% of our total loans at December 31, 2007. Of total consumer loans at December 31, 2007, 79% were indirect manufactured home loans, 3% were direct and indirect auto and boat loans, and the remaining 18% were other personal secured and unsecured loans. During 2003, we discontinued the origination of indirect auto and manufactured homes. As a result, we expect our indirect consumer loan portfolio to continue to decline as these loans repay.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2007 (1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS		TOTAL
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE
	(in thousands)
Commercial and commercial real estate	$708,816	$696,121	$271,261	$—	$13,627	$1,689,825
Real estate – construction	490,395	28,069	150,148	2,532	534	671,678
Residential real estate – mortgages	24,586	6,748	28,017	—	844	60,195
Home equity loans and lines of credit	9,548	1,519	27,357	—	61,272	99,696
Consumer	2,261	4,188	—	3,761	341	10,551
Other loans	1,421	—	—	—	—	1,421

Total gross loans	$1,237,027	$736,645	$476,783	$6,293	$76,618	$2,533,366

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $3.4 million as of December 31, 2007.

Nonperforming Assets and Impaired Loans

Our lending officers and their managers are responsible for the ongoing review of present and projected future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, an objective loan review process independently risk rates loans to monitor and confirm the reasonableness of the lending officer’s loan risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The responsible lending officer reports to a loan committee about the current status of loans past due or current but graded below a designated level. The committee evaluates whether to place the loan on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off.

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

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,253	$10,046	$2,615	$1,807	$4,728
Nonaccrual loans	71,412	23,111	10,834	12,286	18,056

Total nonperforming loans	75,665	33,157	13,449	14,093	22,784
Other real estate	2,599	412	1,139	46	141
Other repossessed assets	7	—	—	12	23

Total nonperforming assets	$78,271	$33,569	$14,588	$14,151	$22,948

Restructured loans not included in nonperforming assets	$—	$—	$—	$1,777	$130
Nonperforming loans to total loans	2.99%	1.33%	0.56%	0.64%	1.16%
Nonperforming assets to total loans plus repossessed property	3.09%	1.34%	0.61%	0.64%	1.17%
Nonperforming assets to total assets	2.20%	0.99%	0.44%	0.49%	0.88%

In addition, the following tables present data related to nonaccrual loans by dollar amount and collateral category at December 31, 2007:

Nonaccrual loans by dollar range	Number of Borrowers	Number of Loans	Amount
	(dollars in thousands)
$15.0 million or more	1	1	$19,083
$10.0 million to $14.9 million	2	5	26,333
$5.0 million to $9.9 million	—	—	—
$1.0 million to 4.9 million	8	15	19,235
Under $1.0 million	56	58	6,761

Total nonaccrual loans	67	79	$71,412

Nonaccrual loans by collateral category	Number of Borrowers	Number of Loans	Amount
	(dollars in thousands)
Residential land development	2	5	$33,625
Residential construction	5	10	19,353
Income producing properties	5	6	10,679
C&I blanket liens	9	10	3,270
All other	46	48	4,485

Total nonaccrual loans	67	79	$71,412

During 2007, our nonperforming loans increased significantly to $75.7 million at year-end 2007, compared to $33.2 million and $13.4 million at December 31, 2006 and 2005, respectively. Nonperforming real estate—construction loans comprised approximately 75% of total nonaccrual loans at December 31, 2007. The increase consisted primarily of loans to three residential real estate developers with loans totaling $19.1 million, $14.5 million and $11.8 million at December 31, 2007.

We believe the decline in residential home sales in the Chicagoland market that began in 2006 persisted throughout 2007. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or sell their properties at reduced prices, which can lead to greater holding costs and lower or deferred cash inflows. These factors may result in higher credit risk for the lender. In addition, we believe the recent turmoil in the sub-prime lending market has caused tightened credit standards throughout the mortgage industry and has taken some potential home buyers out of the market. We viewed the increase in our nonperforming loans as an indicator of increased credit risk in our loan portfolio and incorporated those trends into our evaluation of the adequacy of the allowance for loan losses. A continued downturn in the residential real estate market in 2008 could result in additional defaults by our real estate developers.

The inability of a borrower to comply with the contractual terms of the loan agreement and become past due requires the loan be reported as nonperforming. However, not all nonperforming loans are considered impaired loans. A loan may be contractually past due with respect to the note maturity date but current on interest or otherwise performing such that we believe the loan is probable of payment of interest and principal in full. A loan is considered impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We regard all nonaccrual loans as impaired, as well as those accruing loans that we believe to have higher risk of noncompliance with the contractual repayment schedule for both interest and principal.

Once we determine that a loan has been impaired, we then determine what we believe is the likely amount of the impairment. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, our impairment analysis may not always result in an allowance for loan loss for every impaired loan. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, for collateral-dependent loans, impairment may be measured using the fair value of the collateral, net of cost to sell.

Information about impaired loans at or for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$66,547	$18,813	$26,605
With no related allowance for loan loss	24,425	5,323	9,159

Total	$90,972	$24,136	$35,764

Allowance for loan losses related to impaired loans, at end of year	$9,375	$2,528	$1,925
Average balance of impaired loans for the year	46,695	33,928	27,678
Interest income recognized on impaired loans for the year	1,665	850	1,918

Certain categories of loans that are more homogenous, such as residential mortgage and consumer loans, are evaluated collectively for impairment. Therefore, we do not assign individual credit risk ratings to these loans and they are excluded from impaired loans.

The dollar amount of impaired loans can vary from period to period depending upon the size and number of loans deemed impaired. Total impaired loans were $91.0 million, $24.1 million, and $35.8 million at December 31, 2007, 2006, and 2005, respectively. The allowance for loan losses related to impaired loans was $9.4 million at December 31, 2007 compared to $2.5 million and $1.9 million at December 31, 2006 and 2005, respectively.

In addition to nonperforming and impaired loans, we also actively monitor performing loans where appropriate. The number and dollar amount of loans to residential real estate developers that, while performing currently are receiving heightened monitoring, increased throughout 2007. Diminished demand in the residential housing market has revealed specific project or borrower weaknesses that otherwise might have been mitigated by a stronger real estate market.

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

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that indicate a loss will probably be incurred, but the degree of certainty and loss quantification has not reached the charge-off level. The amount in the allowance for loan losses for impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, net of cost to sell. Our estimate of the amount of loss on a loan secured by real estate has increased in complexity as a result of the current illiquidity in the real estate market. The degree of uncertainty and the sensitivity of real estate valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, can have a material impact on our loss estimates on loans. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is established.

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

The following table shows an analysis of our consolidated allowance for loan losses and other related data for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average total loans	$2,507,395	$2,430,590	$2,271,681	$2,045,723	$1,898,604

Total loans at end of year	$2,533,333	$2,500,685	$2,384,931	$2,211,606	$1,962,008

Allowance for loan losses:
Allowance at beginning of year	$37,516	$37,481	$37,484	$34,356	$34,073

Charge-offs:
Commercial and commercial real estate	(5,261)	(5,341)	(5,240)	(6,783)	(8,099)
Real estate – construction	(8,926)	(1,059)	(103)	(85)	—
Residential real estate – mortgages	(180)	(7)	(260)	(202)	(101)
Consumer and other (1)	(1,425)	(824)	(1,485)	(2,050)	(1,748)

Subtotal	(15,792)	(7,231)	(7,088)	(9,120)	(9,948)

Recoveries:
Commercial and commercial real estate	702	904	761	1,550	560
Real estate – construction	54	1	89	2	—
Residential real estate – mortgages	—	2	—	47	46
Consumer and other (1)	301	359	712	566	392

Subtotal	1,057	1,266	1,562	2,165	998

Net charge-offs	(14,735)	(5,965)	(5,526)	(6,955)	(8,950)

Provision for loan losses	31,900	6,000	5,523	10,083	9,233

Allowance at end of year	$54,681	$37,516	$37,481	$37,484	$34,356

Net charge-offs to average total loans	0.59%	0.25%	0.24%	0.34%	0.47%
Allowance to total loans at end of year	2.16%	1.50%	1.57%	1.69%	1.75%
Allowance to non-performing loans	72.27%	113.15%	278.69%	265.98%	150.79%

(1)	Consumer loan charge-offs include charge-offs relating to indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is highly probable and clearly identified. Net charge-offs were $14.7 million, or 0.59% of average loans, during 2007. In comparison, net charge-offs were $6.0 million, or 0.25% of average loans, during 2006 and $5.5 million, or 0.24% of average loans, during 2005. The allowance as a percentage of total loans increased to 2.16% at December 31, 2007, compared to 1.50% at December 31, 2006 and 1.57% at December 31, 2005. The increases in net charge-offs, nonperforming loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heightened monitoring, caused us to increase our allowance for loans losses through the provision for loan losses in 2007 as compared to the prior years.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and therefore have higher potential losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans and therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2007		2006		2005		2004		2003
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$26,743	66.7%	$20,752	62.5%	$20,705	61.2%	$20,128	62.8%	$21,438	62.8%
Real estate – construction	17,254	26.5	9,884	29.8	9,718	28.7	7,711	24.0	6,337	18.6
Residential real estate – mortgages	464	2.4	413	2.5	469	2.7	406	2.9	526	4.4
Consumer and other	2,101	4.4	1,875	5.2	2,292	7.4	3,501	10.3	3,389	14.2
Unallocated	8,119	—	4,592	—	4,297	—	5,738	—	2,666	—

Total allowance for loan losses	$54,681	100.0%	$37,516	100.0%	$37,481	100.0%	$37,484	100.0%	$34,356	100.0%

Nonearning Assets

We had $23.2 million of goodwill that was created from our 1997 acquisition of the Bank. We test goodwill for impairment on July 1 of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. Because of adverse changes in the business climate that impacted the Bank during the fourth quarter of 2007, we performed an additional goodwill impairment test as of December 31, 2007. As a result of a decline in the market price of our common stock to levels significantly below our book value, we determined that the entire amount of our goodwill was impaired, and we recorded a $23.2 million goodwill impairment charge to write-off the remaining goodwill balance in the fourth quarter of 2007.

Premises, leasehold improvements, and equipment, net of accumulated depreciation and amortization, was $16.1 million at December 31, 2007, compared to $14.8 million at December 31, 2006, an increase of $1.3 million, or 8.9%. The increase reflected leasehold improvements for our new leased space in downtown Chicago. In October 2007, we moved our West Washington location to the new space as the operating lease on the existing space was set to expire in December 2007. During 2007, additions to premises, leasehold improvements and equipment associated with the new space totaled $3.8 million. In addition, we received $2.1 million from our landlord as tenant allowances for the construction. The cash received was considered as additional deferred rent and included in accrued interest, taxes and other liabilities on our Consolidated Balance Sheets and will be amortized as a reduction of lease expense over the 15-year life of the operating lease. These additions to premises, leasehold improvements, and equipment were offset by annual depreciation and amortization.

In January 2008, we completed the transition of the banking center that had been on the first floor of the West Washington location to a new 2,700 square foot facility on South Clark Street in downtown Chicago. The operating lease on the West Washington banking facility also expired at the end of 2007.

In connection with the move to the new downtown Chicago space, we moved the personnel that had been located at the fourth floor of our leased Burbank facility to either the new location or our Rosemont Corporate Center. The lease on the fourth floor of the Burbank facility is scheduled to expire in June 2009, and we incurred a charge of $76,000 associated with vacating this leased space. We continue to maintain the operating lease for the banking center on the first floor of the Burbank facility that expires in June 2014.

We also closed our Itasca and Orland Park branches on January 31, 2007 and October 31, 2007, respectively. Each of these facilities was a small banking center with less than 3,000 square foot of space. The operating leases for both locations were set to expire shortly after the facilities were closed. In each case, we have directed our customers to another of our banking centers. We did not incur any material costs associated with the closing of either of these banking centers.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2007			2006			2005
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$393,494	15.3%	—%	$401,258	15.6%	—%	$438,784	18.6%	—%
NOW accounts	79,844	3.1	0.84	94,279	3.7	0.56	117,657	5.0	0.45
Money market accounts	808,398	31.5	4.24	677,848	26.4	3.90	509,832	21.6	2.08
Savings deposits	54,169	2.1	0.28	66,500	2.6	0.28	78,853	3.3	0.29
Time deposits:
Certificates of deposit	519,386	20.2	4.80	540,901	21.0	4.13	541,547	22.9	3.14
Out-of-local-market certificates of deposit	112,499	4.4	5.40	123,804	4.8	4.83	139,001	5.9	3.36
Brokered certificates of deposit	539,846	21.0	5.15	592,199	23.0	4.79	463,476	19.6	3.61
Public funds	61,549	2.4	5.09	73,620	2.9	4.59	72,822	3.1	3.07

Total time deposits	1,233,280	48.0	5.02	1,330,524	51.7	4.52	1,216,846	51.5	3.34

Total deposits	$2,569,185	100.0%		$2,570,409	100.0%		$2,361,972	100.0%

Average deposit balances were relatively unchanged at approximately $2.57 billion during both 2007 and 2006. During 2007, a $130.6 million, or 19.3%, increase in money market accounts was largely offset by lower time deposits and other interest-bearing deposit products. Most of the increase in money market accounts was in our higher-rate market-priced money market accounts. Average time deposits decreased $97.2 million, or 7.3%, during 2007. A $52.4 million decline in brokered CDs, and declines of $21.5 million and $12.1 million in customer and public funds time deposits, respectively, comprised the decrease in time deposits. In addition, average NOW accounts decreased by $14.4 million, savings accounts by $12.3 million, and noninterest-bearing deposits by $7.8 million from 2006.

During 2006, average deposit balances increased $208.4 million, or 8.8%, to $2.57 billion in 2006 from $2.36 billion during 2005. An increase in money market balances and brokered CDs primarily produced the higher average deposit balances. Average money market accounts increased $168.0 million, or 33.0%, during 2006 to $677.8 million, compared to $509.8 million during 2005. Most of the increase in money market balances occurred in our high-rate market-priced money market products. Average brokered CDs increased $128.7 million during 2006, to $592.2 million, compared to an average of $463.5 million in 2005.

The following table sets forth the period end balances of total deposits at December 31, 2007, 2006 and 2005, respectively, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2007	2006	2005
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$471,770	$447,862	$464,289
NOW accounts	76,572	82,484	104,269
Savings accounts	49,386	59,523	73,173
Money market accounts	707,829	742,859	645,523
Customer certificates of deposit	543,443	516,624	549,793
Public time deposits	52,895	68,580	69,679

Total in-market deposits	1,901,895	1,917,932	1,906,726

Out-of-market deposits:
Brokered money market accounts	55,507	65,090	—
Out-of-local-market certificates of deposit	117,159	105,119	131,116
Brokered certificates of deposit	505,631	551,786	505,802

Total out-of-market deposits	678,297	721,995	636,918

Total deposits	$2,580,192	$2,639,927	$2,543,644

Total period-end deposit balances decreased $59.7 million, or 2.3%, to $2.58 billion at December 31, 2007, compared to $2.64 billion at December 31, 2006. Between the two year-ends, in-market deposits decreased by $16.0 million, or 0.8%, while out-of-market deposits decreased by $43.7 million, or 6.1%.

Total in-market deposits were $1.90 billion at December 31, 2007, compared to $1.92 billion at December 31, 2006. Most of the decrease was associated with a $35.0 million decrease in customer money market accounts. Our in-market money market deposits include deposits from those who we describe as “deposit-rich” customers. Within this customer group, there were two customers with combined balances of $298.5 million at December 31, 2007, as compared to $226.8 million at December 31, 2006. Over the course of 2007, a money market customer with $203.7 million on deposit at December 31, 2006 withdrew its deposits. Increased money market account balances from a variety of other customers largely offset the impact of this withdrawal.

Total out-of-market deposits were $678.3 million at December 31, 2007, compared to $722.0 million at December 31, 2006. Most of the decrease was due to a $46.2 million, or 8.4%, decrease in brokered CDs. Period-end brokered CDs decreased as maturing deposits were not replaced.

We utilize out-of-market CDs to fund the portion of our earning asset growth that is not funded with in-market deposits and other borrowings. While these time deposits generally carry higher interest rates, prudent use of these alternatives is part of our strategy for the management of our overall cost of funding. When we evaluate the rate paid on a particular in-market deposit product, we quantify the cost of the increase and weigh it against the alternative of maintaining the rate and exposing ourselves to potential balance runoff, which then must be funded through alternative sources. This in-market deposit pricing strategy has been critical for us in the management of our cost of total funding. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These CDs are generally issued at amounts of $100,000 or less as the purchasers seek to maintain full FDIC deposit insurance protection. The balance of CDs obtained through this marketing medium was $117.2 million at December 31, 2007, as compared to $105.1 million and $131.1 million at December 31, 2006, and 2005, respectively. We also issue brokered CDs. The balance of our brokered CDs was $505.6 million, $551.8 million, and $505.8 million at December 31, 2007, 2006, and 2005, respectively. Under FDIC regulations, only “well-capitalized” institutions may fund brokered CDs without prior regulatory approval, and the Bank is currently categorized as “well-capitalized”. Adverse operating results at the Bank or changes in industry conditions or overall market liquidity could lead to our inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank. Total brokered money market balances were $55.5 million and $65.1 million at December 31, 2007 and 2006, respectively.

Brokered CDs are carried net of the related broker placement fees and the remaining unamortized fair value adjustments that resulted from the termination of interest rate exchange agreements that were associated with brokered CDs previously accounted for as fair value hedges. The broker placement fees and unamortized fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. Brokered CDs callable by us totaled $242.2 million at December 31, 2007. We regularly review the interest rates paid on these callable CDs and exercise our call option if lower rates are currently available in the market place. Upon calling the CD, the unamortized broker placement fees and fair value adjustments are recognized currently in earnings. At December 31, 2007, the scheduled maturities of brokered CDs were as follows:

Year	Total
(in thousands)
2008	$237,288
2009	59,197
2010	48,655
2011	77,908
2012	9,377
Thereafter	77,136

Subtotal	509,561
Unamortized broker placement fees	(1,733)
Unamortized fair value adjustment	(2,197)

Total	$505,631

Time deposits, including public funds, in denominations of $100,000 or more totaled $314.0 million at December 31, 2007. The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2007:

December 31, 2007
(in thousands)
3 months or less	$106,757
Between 3 months and 6 months	56,498
Between 6 months and 12 months	104,067
Over 12 months	46,647

Total	$313,969

During the first quarter of 2008, we agreed to sell one of our branches located in the City of Chicago to another financial institution. The branch’s deposits total approximately $8 million, while its loans total approximately $1 million. The transaction will not have a material impact on our Consolidated Statements of Operations.

Total period-end deposit balances increased $96.3 million, or 3.8%, to $2.64 billion at December 31, 2006 compared to $2.54 billion at December 31, 2005. While total in-market deposits remained relatively unchanged at $1.9 billion at both December 31, 2006 and 2005, total out-of-market deposits increased $85.1 million, or 13.4%, in 2006 to $722.0 million at December 31, 2006 from $637.0 million at December 31, 2005. The increase in out-of-market deposits resulted from an increase in brokered money market accounts of $65.1 million and brokered CDs of $46.0 million.

Other Borrowings

At December 31, 2007, our other borrowings totaled $389.1 million as compared to $262.3 million at December 31, 2006. Average other borrowings for 2007 and 2006 were $264.2 million and $263.9 million, respectively. Our other borrowings include federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury tax and loan note option accounts. The federal funds purchased are primarily noncollateralized funds obtained from financial institutions where the Bank acts as one of the selling institution’s primary correspondent banks.

Securities sold under agreements to repurchase include overnight and term agreements. The overnight securities sold under agreement to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight agreements were $125.5 million and $126.4 million at December 31, 2007 and 2006, respectively. The weighted average interest rate of the overnight repurchase agreements was 2.67% and 3.21% at December 31, 2007 and 2006, respectively. We also had term repurchase agreements of $200.0 million and $100.0 million at December 31, 2007 and 2006, respectively. The weighted average interest rate of the term repurchase agreements was 4.05% and 5.12% at December 31, 2007 and 2006, respectively.

During 2007, we used $200.0 million of term repurchase agreements to help fund the purchase of investment securities. These borrowings included $100 million of structured repurchase agreements, with embedded interest rate caps, and a five year term with a two year no-call provision, $80 million of repurchase agreements with a three year term and a three month no-call provision, and $20 million of repurchase agreements with a five year term and a three month no-call provision. Granting the call option to the counterparty reduced the cost of the term funding, while the embedded interest rate caps reduced potential exposure to increases in market interest rates on the floating rate portion of the funding.

At December 31, 2007, subject to available collateral and in addition to the amounts already outstanding, the Bank had available pre-approved overnight federal funds borrowings and repurchase agreement lines of $260 million and $610 million, respectively.

At December 31, 2006, we had a $100.0 million term repurchase agreement that we executed with a broker/dealer to fund a portion of our investment security purchases during 2005. This term repurchase agreement matured in September 2007.

For additional details of the other borrowings, see the section captioned “Notes to Consolidated Financial Statements–Other Borrowings” from our audited financial statements contained elsewhere in this annual report.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements, which includes both overnight and term agreements, was the only category meeting this criteria.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$325,461	$226,415	$250,746
Weighted average interest rate at year end	3.52%	4.05%	3.24%
Maximum amount outstanding (1)	$325,461	$276,134	$276,827
Average amount outstanding during the year	$218,125	$227,237	$203,595
Daily average interest rate during the year	4.01%	3.91%	2.34%

(1)	Based on amount outstanding at month end during each year.

Notes Payable and FHLB Advances

Notes payable. At December 31, 2007 and 2006, we had a $20.0 million revolving credit facility that had not been drawn upon. The facility matures on November 27, 2008 and is secured by the pledge of our capital stock of the Bank. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2007, we were in compliance with these covenants.

FHLB advances. Our FHLB advances consist of borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”). At December 31, 2007 totaled FHLB Advances were $205.0 million, compared to $80.0 million at December 31, 2006. The weighted average interest rate was 4.42% and 5.32% at December 31, 2007 and 2006, respectively. During 2007, the Bank increased its borrowing from the FHLB to help fund the purchase of investment securities. The FHLB advances are collateralized by investment securities and a blanket lien on qualified first-mortgage residential and home equity loans. For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

On October 10, 2007, the FHLBC filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. The FHLBC subsequently announced that it would not declare a dividend for the third quarter or the fourth quarter of 2007. At December 31, 2007, we held, at cost, $10.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Based on written correspondence and verbal communications with the FHLBC, we believe the order should not impact the FHLBC’s ability to provide us with liquidity and funding needs in a manner consistent with past practice.

Junior Subordinated Debentures

At December 31, 2007 and 2006, we had $86.6 million of junior subordinated debentures that were comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. We report the equity investments in the trusts of $2.6 million in other assets on our Consolidated Balance Sheet at both December 31, 2007 and 2006. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYC Capital Trust I is a wholly-owned subsidiary we formed for the purpose of issuing $45.0 million of trust preferred securities in October 2002. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in $46.4 million of our 9.75% junior subordinated debentures. The sole assets of the TAYC Capital Trust I are our junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. We incurred issuance costs of $3.1 million that is being amortized over the 30 year term of the junior subordinated debentures.

These trust preferred securities have been callable, at our option, since October 2007. We continue to review alternatives available to us to refinance or repay the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. However, the trust preferred securities market has deteriorated significantly since mid-2007 and this source of funding and regulatory capital is largely unavailable at this time. Unamortized issuance costs relating to these debentures were $2.5 million on December 31, 2007. Unamortized issuance costs would be recognized as an expense if the debentures were called by us.

In June 2004, we formed TAYC Capital Trust II, a wholly-owned subsidiary, for the purpose of issuing $40.0 million of floating rate trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.2 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust II in $41.2 million of our floating rate junior subordinated debentures. The sole assets of the TAYC Capital Trust II are our junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 7.67% and 8.04% at December 31, 2007 and 2006, respectively. We incurred issuance costs of $470,000 that is being amortized over the 30 year term of the junior subordinated debentures. At December 31, 2007, unamortized issuance costs relating to these debentures totaled $415,000.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity and trust preferred securities (up to certain limits). Goodwill is deducted from Tier I capital. Total capital represents Tier I capital plus the allowance for loan loss, subject to certain limits, and the portion of the trust preferred securities not includable in Tier I capital.

At December 31, 2007, 2006, and 2005, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. In 2007, the holding company’s regulatory capital ratios decreased. The decrease was mainly a result of the reduction to regulatory capital caused by the $17.6 million of the holding company’s common stock repurchased under stock repurchase programs during 2007. Net operating earnings of $13.7 million for 2007 largely offset the impact of higher risk weighted and average assets. The goodwill impairment charge in the fourth quarter of 2007 had no impact on regulatory capital as goodwill, by definition, is not included in regulatory capital. The holding company’s regulatory ratios in 2006 increased over 2005 as the impact of earnings retention was partly offset by an increase in risk-weighted and average assets.

At December 31, 2007, 2006, and 2005, the Bank was considered “well capitalized” under regulatory capital guidelines. During 2007, the Bank’s capital ratios decreased as the increase in risk weighted assets and average assets outpaced the growth in regulatory capital. Regulatory capital increased in 2007, despite the reported net loss for the year, as our goodwill impairment charge did not impact regulatory capital. All of the Bank’s capital ratios increased during 2006, as growth in equity outpaced the higher risk-weighted and average assets. The Bank paid dividends to the holding company of $15.0 million and $10.0 million during the years ended December 31, 2007 and 2006, respectively. We intend to maintain the Bank’s capital levels at amounts above the regulatory “well capitalized” guidelines.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	330,451	11.44	>115,587	>4.00	>173,381	>6.00
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	330,451	9.40	>140,567	>4.00	>175,709	>5.00
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$223,140	>8.00%	>$278,925	>10.00%
Cole Taylor Bank	334,293	12.01	>222,706	>8.00	>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10	>111,570	>4.00	>167,355	>6.00
Cole Taylor Bank	299,462	10.76	>111,353	>4.00	>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17	>132,825	>4.00	>166,031	>5.00
Cole Taylor Bank	299,462	9.04	>132,488	>4.00	>165,610	>5.00

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$324,050	12.02%	>$215,693	>8.00%	>$269,617	>10.00%
Cole Taylor Bank	300,510	11.16	>215,325	>8.00	>269,156	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	281,480	10.44	>107,847	>4.00	>161,770	>6.00
Cole Taylor Bank	266,818	9.91	>107,662	>4.00	>161,494	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	281,480	8.90	>126,475	>4.00	>158,094	>5.00
Cole Taylor Bank	266,818	8.46	>126,182	>4.00	>157,727	>5.00

During 2007 and 2006, we declared common stock dividends of $0.40 and $0.28 per share, respectively. During the fourth quarter of 2006, we increased our quarterly dividend rate to $0.10 per common share from the quarterly dividend rate of $0.06 per common share that we had maintained since we were formed in 1997. The amount of dividends paid on common shares in 2007, 2006, and 2005 was $4.4 million, $2.7 million, and $2.4 million, respectively. The increase in the cash dividend rate at the end of 2006 caused the increase in the dividend payments in 2007.

At December 31, 2007, we had repurchased 952,668 shares of our common stock, at a cost of $24.6 million, which are held as treasury shares. In comparison, as of December 31, 2006, we held 323,007 shares of our common stock, at a cost of $7.1 million, as treasury shares. During 2007, we repurchased 629,661 shares of our common stock at a cost of $17.6 million. At December 31, 2007, our stock repurchase program would permit us to repurchase an additional $12.4 million of our common stock through August 13, 2008.

Liquidity

In addition to the normal influx of liquidity from in-market deposit growth, in concert with repayments and maturities of loans and investments, the Bank utilizes brokered money market accounts and CDs, out-of-local-market CDs, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risks associated with this reliance on wholesale funding sources by extending and laddering the maturity of these liabilities and pledging collateral. We manage the risk associated with volatility in our customers’ deposit balances by maintaining adequate alternate sources of funding and excess collateral available for immediate use. For example, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. Under this program, at December 31, 2007, the Bank maintained $401 million of commercial loans as collateral with a lendable value of $307 million. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks, which provide additional short-term borrowing capacity of $260 million at December 31, 2007. Pre-approved repurchase agreement availability with major brokers and banks totaled $610 million at December 31, 2007, subject to acceptable unpledged marketable securities.

In January 2008, an independent debt rating agency, Fitch Ratings, downgraded its rating of us and the Bank. Fitch reduced the long and short-term debt ratings by one rating notch. Specifically, the long-term debt rating was revised to BB+ from BBB- and the short-term debt rating was revised to B from F3, which resulted in the debt ratings moving from investment grade to non-investment grade. Fitch’s ratings for the Bank’s deposits however, remained at investment grade at BBB- and F3 for long and short-term deposit ratings, respectively. Additionally, Fitch revised their ratings outlook to negative from stable. Although the revised deposit ratings remain investment grade, the ratings decline could negatively impact the acquisition or retention of deposits above the FDIC insured deposit limits. The downgrade of our credit rating could increase our cost of borrowing.

At December 31, 2007, our total assets increased $176.8 million, or 5.2%, to $3.56 billion compared to total assets of $3.38 billion at December 31, 2006. The growth in total assets was mainly funded with increased other borrowings of $126.7 million and increased FHLB advances of $125.0 million. Cash inflow from operations exceeded cash outflows by $39.9 million in 2007. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2008.

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

At December 31, 2005, our total assets increased by $391.6 million, or 13.6%, to $3.28 billion. The increase in total assets was primarily funded with a $279.5 million increase in deposits and a $68.9 million increase in other borrowings. The increase in deposits was primarily due to a $224.0 million increase in money market account balances and a $90.0 million increase in brokered CD balances. Cash inflow from operations exceeded cash outflows by $36.1 million in 2005. We also received $39.0 million of proceeds, net of issuance costs, from the public offering of 1.15 million of our common shares in 2005.

Interest received net of interest paid was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows.

Our net cash outflows from investing activities for the years ended December 31, 2007, 2006, and 2005, were $260.8 million, $129.1 million, and $331.4 million, respectively. During 2007, the net cash outflow was primarily invested in $344.1 million of available-for-sale investment securities. During 2006 and 2005, the net cash outflow was invested in both loans and net additions to the investment portfolio.

Our net cash inflows from financing activities for years ended December 31, 2007, 2006, and 2005 were $169.5 million, $68.0 million, and $377.1 million, respectively. During 2007, the cash inflows were from net increases in other borrowings of $126.7 million and FHLB advances of $125.0 million. Cash was utilized in 2007 to fund net deposit outflows of $61.1 million and our repurchase of $17.6 million in shares of our common stock. In 2006, the majority of the cash inflow was from a net increase in deposits of $99.4 million. During 2006, we utilized funds to reduce other borrowings by $36.1 million. During 2005, our net cash inflow was from a net increase in deposits of $279.5 million and higher other borrowings of $68.9 million. In addition, during 2005, a portion of the net proceeds of $39.0 million from our common stock offering was used to retire our subordinated and term debt totaling $10.5 million.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. During 2007, 2006, and 2005, the Bank declared $15.0 million, $10.0 million, and $6.0 million, respectively, of dividends to the holding company. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends, as of December 31, 2007, that the Bank could declare and pay to us, without the approval of regulatory authorities, amounted to approximately $46.4 million.

We also receive funds from the exercise of employee stock options. We received $717,000 during 2007 from the exercise of employee stock options, compared to $2.7 million and $2.6 million during 2006 and 2005, respectively.

In 2005, we received net proceeds, after issuance costs, of $39.0 million from the issuance of 1.15 million shares of our common stock. We used $10.5 million of the proceeds to repay our notes payable. The remaining proceeds were maintained at the holding company level for general corporate purposes and to support future growth.

Our liquidity uses at the holding company level in 2007 consisted our stock repurchase program, dividends to stockholders, debt service requirements on the debentures issued to TAYC Capital Trust I and TAYC Capital Trust II, and expenses for general corporate purposes. During the fourth quarter of 2006, we increased our quarterly dividend rate to $0.10 per common share from the quarterly dividend rate of $0.06 per common share that we had maintained since 1997. We believe that the holding company currently has sufficient cash to meet its expected obligations in 2008. In addition, we have a $20.0 million revolving credit facility, which was not drawn upon at December 31, 2007.

During 2007, we undertook stock repurchase programs under which we repurchased 629,661 shares of our common stock at a cost of $17.6 million. At December 31, 2007, our stock repurchase program would permit us to repurchase an additional $12.4 million of our common stock through August 13, 2008. While we still have an active stock repurchase program, we have not repurchased any of our common shares since November 2007.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $962.4 million and $914.7 million at December 31, 2007 and 2006, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, approximately 60% of available consumer and commercial loan commitment amounts are drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

We had $97.0 million and $110.2 million of financial and performance standby letters of credit at December 31, 2007 and 2006, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

The following table shows as of December 31, 2007 the loan commitments and financial guarantees by maturity date.

	December 31, 2007
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$510,611	$329,412	$31,921	$13,682	$885,626
Consumer	8,982	11,207	8,225	48,378	76,792
Financial guarantees:
Financial standby letters of credit	52,139	—	756	—	52,895
Performance standby letters of credit	42,464	5	1,471	150	44,090

The following table shows, as of December 31, 2007, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2007
	Within One Year	One to Three Years	Four to Five Years	After Five Years		Total
	(in thousands)
Other borrowings (1)	$189,054	$80,000	$120,000	$		$389,054
Notes payable and FHLB advances (1)	155,000	50,000	—		—	205,000
Junior subordinated debentures (1)	—	—	—		86,607	86,607
Time deposits (1)	831,512	193,834	116,482		77,300	1,219,128
Operating leases	3,164	7,326	7,639		22,057	40,186

Total	$1,178,730	$331,160	$244,121		$185,964	$1,939,975

(1)	Principal only, does not include interest.

Derivative Financial Instruments

We use derivative financial instruments to assist in our interest rate risk management. We have used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with our commercial loan portfolio and our portfolio of fixed rate brokered CDs. In addition, we have entered into interest rate exchange agreements to accommodate customer needs.

The following table describes the derivative instruments outstanding at both December 31, 2007 and 2006 (dollars in thousands):

	Notional Amount		Strike Rates	Maturity	Fair Value
Product	Dec. 31, 2007	Dec. 31, 2006			Dec. 31, 2007	Dec. 31, 2006
Derivative instruments designated as cash flow hedges:
Prime Floor	$100,000	$100,000	6.25%	7/12/2010	$968	$193
Prime Collar	—	150,000	7.75% and 8.505%	5/5/2009	—	587
Prime Collar	—	150,000	7.75% and 8.585%	5/5/2010	—	1,094

Subtotal	100,000	400,000
Non-hedging derivative instruments:
Prime Floor	100,000	100,000	5.50%	6/30/2010	467	75
Interest Rate Swap—pay fixed/receive variable	5,658	—	Pay 6.10% Receive 6.475%	8/1/2015	(168)	—
Interest Rate Swap—receive fixed/pay variable	5,658	—	Receive 6.10% Pay 6.475%	8/1/2015	168	—

Subtotal	111,316	100,000

Total	$211,316	$500,000

Derivative Instruments Designated as Cash Flow Hedges:

We had derivative instruments with a notional amount of $100 million and $400 million at December 31, 2007 and 2006, respectively, designated as cash flow hedges against interest receipts from prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. All of the cash flow hedges have been highly effective.

At both December 31, 2007 and 2006, we had designated the floor agreement with a floor interest rate of 6.25%, as cash flow hedges against interest receipts from prime-based loans. We use the interest rate floor to help manage interest rate risk by protecting interest income in the event that the prime lending rate declines below the floor level. We did not receive payments under this floor in 2006 or 2007. The premium on the floor is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. During 2007 and 2006 loan interest income was reduced by $193,000 and $44,000, respectively, for amortization of the floor premium, and $298,000 of amortization is expected for 2008.

During 2006, we entered into two interest rate collars with a total notional amount of $300 million that were designated as a cash flow hedges against interest receipts from prime-based loans. The collars were obtained at no cost. During 2007, we received $69,000 of settlements under the collar agreements, when the floating rate decreased below the collar floor rate that were recorded as additions to loan interest income. We did not receive any payments in 2006 and did not make any payments in 2006 or 2007. In December 2007, we terminated these collars with the counterparty. The fair value of the collars at termination was $7.5 million. Because the forecasted hedged transactions were probable of occurring, the gain realized upon termination was deferred and is amortized as an increase of loan interest income over what would have been the remaining life of the derivatives, which were scheduled to mature in May 2009 and May 2010. During 2007, $58,000 of this deferred gain was amortized as an addition to loan interest income and $3.5 million of the deferred gain will be amortized in 2008.

Non-hedging Derivative Instruments

At both December 31, 2007 and 2006, we had a floor agreement with a floor interest rate of 5.50% that was not designated as an accounting hedge. Prior to May 2006, this floor agreement was designated as a cash flow hedge for accounting purposes. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, will be amortized to loan interest income over the remaining four-year term of the floor. During 2007 and 2006, $76,000 and $7,000, respectively of the balance was reclassed as a reduction in loan interest income and $157,000 is expected to be reclassified in 2008. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During 2007 and 2006, the increase in the fair value of this de-designated floor of $392,000 and $36,000, respectively, was reflected in noninterest income. We did not receive any payments in 2007 or 2006 under this floor agreement.

During the second quarter of 2007, as an accommodation to a customer, we entered into a $5.9 million amortizing notional amount interest rate swap. Under this agreement, we will receive a fixed interest rate and pay interest at a variable rate. At the same time, in order to offset the exposure, we entered into a $5.9 million amortizing notional amount interest rate swap with a different counterparty with offsetting terms. Under this swap, we will pay a fixed rate and receive interest based upon a variable rate. Changes in the fair value of each of the agreements, as well as any net cash settlements, are recognized in noninterest income in other derivative income or expense.

Terminated Derivative Instruments

During 2006, we terminated with the original counterparty a three-year interest rate swap, with a notional amount of $50.0 million, which was used to hedge the variability in cash flows on certain prime-based commercial loans. Net cash settlements for this interest rate swap were reported as a reduction of loan interest income of $254,000 in 2006. We terminated this agreement in May 2006, and the loss of $1.4 million realized upon termination was deferred and was amortized as a reduction of loan interest income over what would have been the remaining life of the derivative, which would have matured in September 2007. During each of 2006 and 2007, $722,000 of this deferred loss was amortized as a reduction in loan interest income.

During 2003, we terminated, with the original counterparties, five-year interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. This deferred gain is reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2007 and 2006, $304,000 and $265,000, respectively, of this deferred gain was reclassified into interest income during each year. In addition, $198,000 of this deferred gain is expected to be reclassified into interest income during 2008.

We also had used interest rate swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. In May 2006, we terminated all of the $330.0 million notional amount of CD swaps that had been used as fair value hedges against brokered CDs. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative expense included in noninterest income. Upon termination, the associated cumulative fair value adjustment to the hedged brokered CDs of $3.7 million is being amortized into deposit interest expense over the remaining life of the CDs using an effective yield method. During 2007 and 2006, $932,000 and $587,000, respectively, of this fair value adjustment was amortized as additional deposit interest expense, and $536,000 of this adjustment is expected to be amortized in 2008.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Notes 1 and 18 to our consolidated financial statements in this Annual Report on Form 10-K.

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

We have used various interest rate contracts, including swaps and interest rate floors and collars, to manage interest rate and market risk. These contracts can be designated as hedges of specific existing assets and liabilities. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $2.4 million, or 2.36%, higher than the net interest income in the rates unchanged scenario at December 31, 2007. At December 31, 2006, the projected variance in the rising rate scenario was $1.6 million, or 1.52% higher than the rates unchanged scenario. Net interest income at risk for year one in a 200 basis points falling rate scenario was calculated at $1.9 million, or 1.87%, lower than the net interest income in the rates unchanged scenario at December 31, 2007. At December 31, 2006, the projected variance for year one in a 200 basis points falling rate scenario was $2.4 million, or 2.23%, lower than the rates unchanged scenario. These exposures were within our policy guidelines of 10%.

Actions by the Federal Reserve resulted in a 125 basis point decline in the prime interest rate in January 2008. We believe, based on our simulation modeling of the impact of a falling rate environment, that our net interest margin would likely decline over the next six months as our portfolio of prime-based loans is expected to reprice faster than our term deposits. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our assets or funding.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2007 and 2006:

Change in interest rates	Change in Future Net Interest Income
	At December 31, 2007		At December 31, 2006
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$2,433	2.36%	$1,645	1.52%
- 200 basis points over one year	(1,926)	(1.87)%	(2,411)	(2.23)%

We also model changes in the shape (steepness) of the yield curve, other parallel shifts in the yield, such as a 300 basis point increase in interest rates, and balance sheet growth scenarios. We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing under the different interest rate scenarios.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$9,208	$—	$—	$—	$—	$—	$9,208
Investment securities and FHLB/Federal Reserve Bank stock	28,701	80,602	68,940	169,912	143,580	415,946	907,681
Loans	1,443,996	128,988	117,419	432,693	329,437	80,800	2,533,333

Total interest-earning assets	1,481,905	209,590	186,359	602,605	473,017	496,746	3,450,222

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	718,491	99,468	1,242	—	—	70,093	889,294
Certificates of deposit	107,143	520,484	424,144	137,231	29,984	142	1,219,128
Other borrowings	189,054	—	—	80,000	120,000	—	389,054
Notes payable/FHLB advances	100,000	55,000	—	25,000	25,000	—	205,000
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607

Total interest-bearing liabilities	1,114,688	716,190	425,386	242,231	174,984	115,604	2,789,083

Period gap	$367,217	$(506,600)	$(239,027)	$360,374	$298,033	$381,142	$661,139

Cumulative gap	$367,217	$(139,383)	$(378,410)	$(18,036)	$279,997	$661,139

Period gap to total assets	10.33%	(14.24)%	(6.72)%	10.13%	8.38%	10.72%

Cumulative gap to total assets	10.33%	(3.91)%	(10.63)%	(0.50)%	7.88%	18.60%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	132.94%	92.39%	83.23%	99.28%	110.47%	123.70%

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

New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. While we have not completed our evaluation of this Standard, the adoption of SFAS 160 in 2009 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement revises and replaces SFAS No. 141, (“Business Combinations) which was issued in June 2001. SFAS 141R establishes principles and requirements for how an acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure goodwill acquired, and determine what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact our consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial statements.

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

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2007 and 2006. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007 Quarter Ended				2006 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$56,879	$57,483	$56,691	$56,006	$57,599	$57,393	$54,553	$51,455
Interest expense	31,392	31,176	30,235	29,551	29,970	29,305	27,097	23,436

Net interest income	25,487	26,307	26,456	26,455	27,629	28,088	27,456	28,019
Provision for loan losses	23,000	3,400	1,900	3,600	900	2,100	2,100	900
Noninterest income	3,612	5,404	4,065	3,238	4,745	3,666	3,452	3,908
Other derivative income (expense)	270	159	(61)	24	(42)	59	(105)	582
Noninterest expense	17,515	18,059	17,652	18,062	18,707	18,167	18,599	17,786
Goodwill impairment	23,237	—	—	—	—	—	—	—

Income (loss) before income taxes	(34,383)	10,411	10,908	8,055	12,725	11,546	10,104	13,823
Income taxes (benefit)	(5,118)	3,190	3,756	2,733	618	(7,347)	3,799	4,965

Net income (loss)	$(29,265)	$7,221	$7,152	$5,322	$12,107	$18,893	$6,305	$8,858

Earnings (loss) per share:
Basic	$(2.78)	$0.68	$0.65	$0.48	$1.10	$1.72	$0.58	$0.81
Diluted	(2.78)	0.67	0.65	0.48	1.09	1.70	0.57	0.80

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area; the risks associated with the high concentration of commercial real estate loans in our portfolio; the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market; the risks associated with management changes and employee turnover; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

March 13, 2008

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$74,353	$61,566
Federal funds sold	4,550	48,400
Short-term investments	4,658	24,954

Total cash and cash equivalents	83,561	134,920
Investment securities:
Available-for-sale, at fair value	892,346	668,810
Held-to-maturity, at amortized cost (fair value of $25 and $275 at December 31, 2007 and 2006)	25	275
Loans, net of allowance for loan losses of $54,681 and $37,516 at December 31, 2007 and 2006, respectively	2,478,652	2,463,169
Premises, leasehold improvements and equipment, net	16,109	14,799
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,310	11,805
Other real estate and repossessed assets, net	2,606	412
Goodwill	—	23,237
Other assets	67,854	62,240

Total assets	$3,556,463	$3,379,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$471,770	$447,862
Interest-bearing	2,108,422	2,192,065

Total deposits	2,580,192	2,639,927
Other borrowings	389,054	262,319
Accrued interest, taxes and other liabilities	41,354	39,622
FHLB advances	205,000	80,000
Junior subordinated debentures	86,607	86,607

Total liabilities	3,302,207	3,108,475

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized. No shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,504,662 and 11,454,066 shares issued at December 31, 2007 and 2006, respectively; 10,551,994 and 11,131,059 shares outstanding at December 31, 2007 and 2006, respectively	115	115
Surplus	197,214	194,687
Retained earnings	75,145	89,045
Accumulated other comprehensive income (loss), net	6,418	(5,598)
Treasury stock, at cost, 952,668 and 323,007 shares at December 31, 2007 and 2006, respectively	(24,636)	(7,057)

Total stockholders’ equity	254,256	271,192

Total liabilities and stockholders’ equity	$3,556,463	$3,379,667

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Interest income:
Interest and fees on loans	$192,530	$188,375	$152,706
Interest and dividends on investment securities:
Taxable	26,643	24,779	21,173
Tax-exempt	6,076	5,554	2,653
Interest on cash equivalents	1,810	2,292	1,277

Total interest income	227,059	221,000	177,809

Interest expense:
Deposits	97,030	87,266	52,010
Other borrowings	11,051	10,622	6,147
Notes Payable and FHLB advances	6,342	4,105	3,905
Junior subordinated debentures	7,931	7,815	7,140

Total interest expense	122,354	109,808	69,202

Net interest income	104,705	111,192	108,607
Provision for loan losses	31,900	6,000	5,523

Net interest income after provision for loan losses	72,805	105,192	103,084

Noninterest income:
Service charges	7,709	7,738	9,022
Trust and investment management fees	3,864	4,155	4,545
Loan syndication fees	2,600	1,317	2,673
Other derivative income (expense)	392	494	(3,203)
Other noninterest income	2,146	2,561	1,129
Gain on sale of land trusts	—	—	2,000
Gain on sale of branch	—	—	1,572
Gain on sale of investment securities, net	—	—	127

Total noninterest income	16,711	16,265	17,865

Noninterest expense:
Salaries and employee benefits	37,771	40,652	40,255
Goodwill impairment	23,237	—	—
Occupancy of premises	8,673	7,842	7,035
Furniture and equipment	3,431	3,627	3,928
Legal fees, net	2,464	2,166	1,891
Other professional services	2,427	1,629	1,555
Computer processing	1,737	1,758	1,805
Advertising and public relations	1,510	1,525	574
Other noninterest expense	13,275	14,060	12,612

Total noninterest expense	94,525	73,259	69,655

Income (loss) before income taxes	(5,009)	48,198	51,294
Income taxes	4,561	2,035	19,523

Net income (loss)	$(9,570)	$46,163	$31,771

Basic earnings (loss)per common share	$(0.89)	$4.22	$3.16
Diluted earnings (loss) per common share	(0.89)	4.15	3.09

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Unearned Compensation Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2004	$—	$100	$147,682	$(1,383)	$16,698	$(467)	$(7,057)	$155,573
Issuance of common stock, net of issuance costs	—	12	38,938	—	—	—	—	38,950
Issuance of stock grants	—	—	2,070	(2,070)	—	—	—	—
Forfeiture of stock grants	—	—	(593)	268	—	—	—	(325)
Amortization of stock grants	—	—	—	863	—	—	—	863
Exercise of stock options	—	1	2,636	—	—	—	—	2,637
Tax benefit on stock options exercised and stock awards	—	—	1,083	—	—	—	—	1,083
Comprehensive income:
Net income	—	—	—	—	31,771	—	—	31,771
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	(7,401)	—	(7,401)
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,180)	—	(1,180)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(172)	—	(172)

Total comprehensive income								23,018
Common Dividends – $0.24 per share	—	—	—	—	(2,481)	—	—	(2,481)

Balance at December 31, 2005	$—	$113	$191,816	$(2,322)	$45,988	$(9,220)	$(7,057)	$219,318
Adoption of FAS 123R	—	—	(2,322)	2,322	—	—	—	—
Amortization of stock based compensation awards	—	—	1,577	—	—	—	—	1,577
Exercise of stock options	—	2	2,673	—	—	—	—	2,675
Tax benefit on stock options exercised and stock awards	—	—	943	—	—	—	—	943
Comprehensive income:
Net income	—	—	—	—	46,163	—	—	46,163
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment, net of income taxes	—	—	—	—	—	2,612	—	2,612
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	2,005	—	2,005
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(995)	—	(995)

Total comprehensive income								49,785
Common Dividends – $0.28 per share	—	—	—	—	(3,106)	—	—	(3,106)

Balance at December 31, 2006	$—	$115	$194,687	$—	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	1,611	—	—	—	—	1,611
Exercise of stock options	—		717	—	—	—	—	717
Tax benefit on stock options exercised and stock awards	—	—	199	—	—	—	—	199
Purchase of treasury stock	—	—	—	—	—	—	(17,579)	(17,579)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(9,570)	—	—	(9,570)
Change in unrealized losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	7,626	—	7,626
Change in unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	4,104	—	4,104
Change in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	286	—	286

Total comprehensive income								2,446
Common Dividends – $0.40 per share	—	—	—	—	(4,330)	—	—	(4,330)

Balance at December 31, 2007	$—	$115	$197,214	$—	$75,145	$6,418	$(24,636)	$254,256

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(9,570)	$46,163	$31,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	23,237	—	—
Other derivative (income) expense	(392)	(494)	3,887
Investment securities gains, net	—	—	(127)
Amortization of premiums and discounts, net	(157)	687	1,766
Deferred loan fee amortization	(4,308)	(4,874)	(4,728)
Provision for loan losses	31,900	6,000	5,523
Depreciation and amortization	3,550	3,487	3,370
Deferred income taxes	(7,806)	2,690	(814)
Loss on other real estate owned	59	224	177
Gain on sale of branch	—	—	(1,572)
Gain on sale of land trusts	—	—	(2,000)
Tax benefit on stock options exercised and stock awards	199	943	1,083
Excess tax benefit on stock options exercised and stock awards	(112)	(654)	—
Cash received (paid) on termination of derivative instruments	7,477	(12,239)	—
Other, net	2,422	856	(416)
Changes in other assets and liabilities:
Accrued interest receivable	934	(56)	(6,238)
Other assets	(9,159)	(1,377)	(1,324)
Accrued interest, taxes and other liabilities	1,622	(6,373)	5,765

Net cash provided by operating activities	39,896	34,983	36,123

Cash flows from investing activities:
Purchases of available-for-sale securities	(344,069)	(115,072)	(206,005)
Proceeds from principal payments and maturities of available-for-sale securities	133,236	105,492	67,120
Proceeds from principal payments and maturities of held-to-maturity securities	250	—	—
Proceeds from sales of available-for-sale securities	—	—	2,725
Net increase in loans	(46,270)	(117,409)	(181,015)
Net additions to premises, leasehold improvements and equipment	(4,860)	(3,181)	(5,702)
Proceeds from sales of other real estate	942	1,067	317
Net cash paid on sale of branch	—	—	(10,853)
Proceeds from sale of land trusts	—	—	2,050

Net cash used in investing activities	(260,771)	(129,103)	(331,363)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$(61,081)	$99,435	$279,491
Net increase (decrease) in other borrowings	126,735	(36,107)	68,879
Repayments of notes payable and FHLB advances	(240,000)	(100,000)	(10,500)
Proceeds from notes payable and FHLB advances	365,000	105,000	—
Repayment of junior subordinated debentures	—	(1,031)	—
Proceeds from issuance of common securities, net	—	—	38,950
Proceeds from exercise of employee stock options	717	2,675	2,637
Excess tax benefit on stock options exercised and stock awards	112	654	—
Purchase of treasury stock	(17,579)	—	—
Dividends paid	(4,388)	(2,651)	(2,402)

Net cash provided by financing activities	169,516	67,975	377,055

Net increase (decrease) in cash and cash equivalents	(51,359)	(26,145)	81,815
Cash and cash equivalents, beginning of year	134,920	161,065	79,250

Cash and cash equivalents, end of year	$83,561	$134,920	$161,065

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$122,668	$105,078	$64,750
Income taxes	17,809	12,093	18,279

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of income taxes	$7,626	$2,612	$(7,401)
Loans transferred to other real estate	3,195	432	1,456

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

The following is a summary of the more significant accounting and reporting policies:

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank is a $3.5 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. All significant intercompany balances and transactions between consolidated companies have been eliminated. The Company also owns all of the common stock of TAYC Capital Trust I and TAYC Capital Trust II (each, a “Trust” and collectively, the “Trusts”), both of which are unconsolidated subsidiaries. Each of the Trusts is a Delaware statutory trust created to issue trust preferred securities.

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

In evaluating the adequacy of the allowance for loan losses, consideration is given to numerous quantitative and qualitative factors including historical charge-off experience, growth and changes in the composition of the loan portfolio, the volume of delinquent and criticized loans, information about specific borrower situations, including their financial position, work out plans, and estimated collateral values, general economic and business conditions, duration of the business cycle, impact of competition on our underwriting terms, general market collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

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

Income Recognition on Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, a loan whose principal and interest is contractually past due 90 days are placed on nonaccrual, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Other Real Estate:

Other real estate primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, the other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less the cost to sell, through a charge to the allowance for loan losses, if necessary. Subsequent write downs required by changes in estimated fair value or disposal expenses are recorded through the valuation allowance and a provision for losses charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from their disposition are also included in current operations as other noninterest expense.

Goodwill and Intangible Assets:

Goodwill was created upon the Company’s acquisition of the Bank in 1997 and represents the excess of purchase price over the fair value of net assets acquired. The transaction was accounted for by the purchase method of accounting. Under purchase accounting, the price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill is not amortized, but tested annually for impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. At any time impairment exists, the Company will record an impairment loss with an impairment charge recorded in noninterest expense.

Intangible assets with finite lives are amortized straight-line over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered.

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision in the period in which the law is enacted. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At times, the Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accrual for income taxes includes reserves for those differences in tax positions. On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, the Company initially recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examinations. Subsequently, the reserves are then utilized or reversed when the Company determines the more likely than not threshold is no longer met, once the statute of limitations has expired, or the tax matter is effectively settled. The Company includes any interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Operations. Prior to the adoption of FIN 48, the reserves for uncertain tax positions were utilized or reversed once the statute of limitations expired or the Company determined that it is probable that the position taken on the tax return will be sustained by the taxing authorities. Any reserves for interest and penalties related to uncertain tax positions were also included in income tax expense on the Consolidated Statements of Operations.

Employee Benefit Plans:

Stock-based Compensation: The Company has an incentive compensation plan that allows the issuance of nonqualified stock options and restricted stock to employees and directors. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which was applied to periods prior to 2006.

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R, however, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant. However, compensation costs for restricted stock was recognized, based upon the fair value of the stock on the grant date, over the vesting period.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if SFAS 123R had been applied to all outstanding share-based payment awards for the periods indicated. The amounts reported for 2005 are as if the provisions of SFAS 123R had been applied and the amounts reported for 2007 and 2006 are as reported on the Consolidated Statement of Operations:

	For the Years Ended December 31,
	As Reported 2007	As Reported 2006	Pro Forma 2005
	(in thousands, except per share amounts)
Net income (loss) as reported	$(9,570)	$46,163	$31,771
Add: Stock-based compensation, net of tax, included in the determination of net income (loss), as reported	985	958	326
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(985)	(958)	(848)

Net income (loss)	$(9,570)	$46,163	$31,249

Basic earnings (loss) per common share
As reported	$(0.89)	$4.22	$3.16
Pro forma	(0.89)	4.22	3.11
Diluted earnings (loss) per common share
As reported	$(0.89)	$4.15	$3.09
Pro forma	(0.89)	4.15	3.04

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allow participants to defer a portion of their base, commission, or incentive compensation. The amount of compensation deferred by the participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participants. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their approximate fair market value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities in the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other noninterest income on the Consolidated Statements of Operations. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities:

The Company uses derivative financial instruments (derivatives), including interest rate exchange agreements and interest rate floor or collar agreements to assist in its interest rate risk management. The Company may also use derivative instruments to accommodate customer needs. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on the Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings, in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are reported in noninterest income.

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

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, except that the fair value of standby letters of credit are recorded as a liability on the Consolidated Balance Sheets and amortized over the commitment period.

Comprehensive Income:

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale securities, and gains and losses associated with cash flow hedging instruments. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. Also, see Note 22 —“Other Comprehensive Income” for further details.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. While the Company has not completed its evaluation of this Standard, the adoption of SFAS 160 in 2009 is not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement revises and replaces SFAS No. 141, “Business Combinations” which was issued in June 2001. SFAS 141R establishes principles and requirements for how an acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure goodwill acquired, and determine what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 was effective for the fiscal year beginning January 1, 2007. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the recognition threshold and measurement for the recognition in the financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 clarifies that an enterprise should recognize the financial statement effects of a tax position when that position will “more-likely-than-not” be sustained. FIN 48 also provides additional guidance on derecognition, interest and penalties, and disclosure of uncertain tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for the years ended December 31, 2007 and 2006 was approximately $2.0 million.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$105,720	$629	$(44)	$106,305
Collateralized mortgage obligations	167,509	691	(2,623)	165,577
Mortgage-backed securities	472,477	5,655	(2,008)	476,124
State and municipal obligations	143,271	1,304	(235)	144,340

Total available-for-sale	888,977	8,279	(4,910)	892,346

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$889,002	$8,279	$(4,910)	$892,371

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$157,848	$—	$(2,257)	$155,591
Collateralized mortgage obligations	165,297	27	(3,885)	161,439
Mortgage-backed securities	207,275	953	(4,430)	203,798
State and municipal obligations	147,566	1,178	(762)	147,982

Total available-for-sale	677,986	2,158	(11,334)	668,810

Held-to-maturity:
Other debt securities	275	—	—	275

Total held-to-maturity	275	—	—	275

Total	$678,261	$2,158	$(11,334)	$669,085

The following table summarizes, for investment securities with unrealized losses as of December 31, 2007 and 2006, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. At December 31, 2007, the Company had 66 investment securities in an unrealized loss position. Of these securities, 37 securities have been in a loss position for 12 or more months. Management believes the declines in market value is attributed to changes in interest rates and not credit quality, and because the Company has both the intent and ability to hold all of these securities for the time necessary until

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

	December 31, 2007
	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$9,994	$(6)	$19,962	$(38)	$29,956	$(44)
Collateralized mortgage obligations	38,880	(865)	84,915	(1,758)	123,795	(2,623)
Mortgage-backed securities	22,019	(159)	98,667	(1,849)	120,686	(2,008)
State and municipal obligations	22,648	(123)	13,543	(112)	36,191	(235)

Temporarily impaired securities – Available-for-sale	93,541	(1,153)	217,087	(3,757)	310,628	(4,910)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$93,541	$(1,153)	$217,087	$(3,757)	$310,628	$(4,910)

	December 31, 2006
	Length Of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$—	$—	$155,591	$(2,257)	$155,591	$(2,257)
Collateralized mortgage obligations	—	—	157,008	(3,885)	157,008	(3,885)
Mortgage-backed securities	—	—	129,834	(4,430)	129,834	(4,430)
State and municipal obligations	67,293	(481)	16,292	(281)	83,585	(762)

Temporarily impaired securities – Available-for-sale	67,293	(481)	458,725	(10,853)	526,018	(11,334)

Held-to-maturity:
Other debt securities	—	—	—	—	—	—

Temporarily impaired securities – Held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$67,293	$(481)	$458,725	$(10,853)	$526,018	$(11,334)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2007.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$41,975	$41,939
Due after one year through five years	66,703	67,380
Due after five years through ten years	23,575	23,990
Due after ten years	116,738	117,336
Collateralized mortgage obligations	167,509	165,577
Mortgage-backed securities	472,477	476,124

Total	$888,977	$892,346

Held-to-maturity:
Due after one year through five years	$25	$25

Total	$25	$25

No gross gains were realized on the sale of available-for-sale investment securities in 2007 and 2006, while gross gains of $127,000 were realized on the sale of investment securities classified as available-for-sale during 2005. No gross losses were realized on the sale of available-for-sale investment securities in 2007, 2006 and 2005.

Investment securities with an approximate book value of $549 million and $366 million at December 31, 2007 and 2006, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in FHLB and Federal Reserve Bank stock of $15.3 million and $11.8 million at December 31, 2007 and 2006, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings.

4. Loans

Loans classified by type at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Commercial and industrial	$850,196	$770,863
Commercial real estate secured	839,629	791,962
Real estate-construction	671,678	744,317
Residential real estate mortgages	60,195	62,453
Home equity loans and lines of credit	99,696	116,516
Consumer	10,551	13,237
Other loans	1,421	1,396

Gross loans	2,533,366	2,500,744
Less: Unearned discount	(33)	(59)

Total loans	2,533,333	2,500,685
Less: Allowance for loan losses	(54,681)	(37,516)

Loans, net	$2,478,652	$2,463,169

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the amounts of nonperforming loans at December 31, 2007, 2006, and 2005 and the related interest on nonaccrual loans for the years then ended:

	2007	2006	2005
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$4,253	$10,046	$2,615
Recorded balance of nonaccrual loans, at end of year	71,412	23,111	10,834

Total nonperforming loans	$75,665	$33,157	$13,449

Restructured loans not included in nonperforming loans	$—	$—	$—
Interest on nonaccrual loans recognized in income	4,891	723	346
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	8,431	3,168	1,069

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

Information about the Company’s impaired loans at or for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$66,547	$18,813	$26,605
With no related allowance for loan loss	24,425	5,323	9,159

Total	$90,972	$24,136	$35,764

Allowance for loan losses related to impaired loans, at end of year	$9,375	$2,528	$1,925
Average balance of impaired loans for the year	46,695	33,928	27,678
Interest income recognized on impaired loans for the year	1,665	850	1,918

The Company provides several types of loans to its customers including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area. Furthermore, as of December 31, 2007, 66% of our loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 consisted of the following:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$37,516	$37,481	$37,484
Provision for loan losses	31,900	6,000	5,523
Loans charged-off	(15,792)	(7,231)	(7,088)
Recoveries on loans previously charged-off	1,057	1,266	1,562

Net charge-offs	(14,735)	(5,965)	(5,526)

Balance at end of year	$54,681	$37,516	$37,481

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests totaled $82.0 million and $49.4 million at December 31, 2007 and 2006, respectively. During 2007 and 2006, new loans to such persons and their related interests totaled $64.1 million and $37.6 million, respectively and repayments totaled $31.5 million and $25.9 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectiblity.

5. Premises, Leasehold Improvements, and Equipment

Premises, leasehold improvements, and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Land and improvements	$1,158	$1,158
Buildings and improvements	5,803	5,759
Leasehold improvements	7,739	6,286
Furniture, fixtures and equipment	21,023	20,273

Total cost	35,723	33,476
Less accumulated depreciation and amortization	(19,614)	(18,677)

Net book value	$16,109	$14,799

6. Other Real Estate and Repossessed Assets

Other real estate owned and repossessed assets totaled $2.6 million and $412,000 at December 31, 2007 and 2006, respectively. Activity in the allowance for other real estate and repossessed assets for the years ended December 31, 2007, 2006, and 2005, are as follows:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$130	$99	$4
Provision for losses on other real estate	7	216	148
Charge-offs	(12)	(185)	(53)

Balance at end of year	$125	$130	$99

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

The Company had $23.2 million of goodwill that was created from the 1997 acquisition of the Bank. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment on July 1 of each year, or between annual assessment dates whenever events or significant changes in circumstances indicate that the carrying value may be impaired. Because of adverse changes in the business climate that impacted the Bank during the fourth quarter of 2007, the Company performed an additional goodwill impairment test as of December 31, 2007. As a result of a decline in the market price of the Company’s common stock to levels significantly below its book value, the Company determined that the entire amount of its goodwill was impaired, and recorded a $23.2 million goodwill impairment charge to write-off the remaining goodwill balance in the fourth quarter of 2007.

At December 31, 2007 and 2006, the Company had no intangible assets.

8. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
NOW accounts	$76,572	$82,484
Savings accounts	49,386	59,523
Money market deposits	763,336	807,949
Time deposits:
Certificates of deposit of less than $100,000	229,474	187,436
Certificates of deposit of $100,000 or more	313,969	329,188
Out-of-local-market certificates of deposit	117,159	105,119
Brokered certificates of deposit	505,631	551,786
Public time deposits	52,895	68,580

Total time deposits	1,219,128	1,242,109

Total	$2,108,422	$2,192,065

Interest expense on time deposits with balances of $100,000 or more was $11.6 million, $11.5 million, and $8.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2008	$831,512
2009	133,876
2010	59,958
2011	87,810
2012	28,672
Thereafter	77,300

Total	$1,219,128

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Other Borrowings

Other borrowings at December 31, 2007 and 2006 are summarized as follows:

	2007		2006
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$125,461	2.67%	$126,415	3.21%
Term	200,000	4.05	100,000	5.12
Federal funds purchased	23,468	4.00	35,823	4.93
U.S. Treasury tax and loan note option	40,125	4.25	81	4.99

Total	$389,054	3.62%	$262,319	4.17%

As of December 31, 2007 and 2006, the term repurchase agreements consisted of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement - rate 4.08%, due September 13, 2010, callable after December 13, 2007	$40,000	$—
Repurchase agreement - rate 4.02%, due October 10, 2010, callable after January 10, 2008	40,000	—
Repurchase agreement - rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	—
Structured repurchase agreement - rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps at LIBOR of 5.58% and a floor of 0.00%	40,000	—
Structured repurchase agreement - rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps at LIBOR of 5.20% and a floor of 0.00%	40,000	—
Structured repurchase agreement - rate 3.70%, due December 13, 2012, callable after December 13, 2009, with embedded double interest rate caps at LIBOR of 5.11% and a floor of 0.00%	20,000	—
Repurchase agreement - rate 5.12%, due September 13, 2007	—	100,000

Total term repurchase agreements	$200,000	$100,000

Under the terms of the securities sold under agreements to repurchase, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the buyer. For overnight repurchase agreements, the Bank maintains control of the pledged securities, however, for the term repurchase agreement the pledged securities are held by the counterparty. All of the $200.0 million of term repurchase agreements are callable before their actual maturity date. As of December 31, 2007, $100.0 million of the term repurchase agreements are callable in 2008 and the remaining $100.0 million will become callable in 2009.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning securities sold under agreements to repurchase, including both the overnight and term agreements, for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

	2007	2006	2005
	(dollars in thousands)
Daily average balance during the year	$218,125	$227,237	$203,595
Daily average rate during the year	4.01%	3.91%	2.34%
Maximum amount outstanding at any month end	$325,461	$276,134	$276,827

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

At December 31, 2007, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings and repurchase agreement lines of $265 million and $810 million, respectively.

10. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
	(in thousands)
Current tax expense (benefit):
Federal	$10,474	$(2,344)	$17,146
State	1,893	1,689	3,191

Total	12,367	(655)	20,337

Deferred tax expense (benefit):
Federal	(6,175)	2,054	(625)
State	(1,631)	636	(189)

Total	(7,806)	2,690	(814)

Applicable income taxes	$4,561	$2,035	$19,523

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2007, 2006, and 2005 to income (loss) before income taxes because of the following:

	2007	2006	2005
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$(1,753)	$16,869	$17,953
Increase (decrease) in taxes resulting from:
Goodwill impairment	8,133	—	—
Tax-exempt interest income, net of disallowed interest deduction	(1,878)	(1,834)	(955)
State taxes, net	546	1,511	1,951
Impact of enacted state tax legislation	(376)	—	—
Addition (reversal) of allocated tax reserves, net	(34)	(14,643)	535
Other, net	(77)	132	39

Total	$4,561	$2,035	$19,523

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, despite a pre-tax loss of $5.0 million, the Company recorded income tax expense of $4.6 million, largely because the goodwill impairment charge was not deductible for income tax purposes. In addition, during 2007, the State of Illinois passed legislation that is expected to increase the Company’s effective tax rate beginning in 2008. As a result of the enactment of this legislation, the Company recognized a reduction in income tax expense of $376,000 due to an increase in deferred tax assets caused by the higher expected state tax rate. During 2006, income tax expense was reduced by the recognition of $15.5 million of tax benefit relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required primarily as a result of the expiration of the of the statute of limitations of the Company’s 2002 federal income tax return and the results of examinations in 2006 by taxing authorities with respect to other tax years.

At December 31, 2007 and 2006, the Company had a net deferred tax asset of $23.2 million and $23.1 million, respectively. Based upon historical taxable income, as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2007 or 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
	(in thousands)
Deferred Tax Assets:
Premises, leasehold improvements and equipment, principally due to differences in depreciation	$789	$647
Loans, principally due to allowance for loan losses	21,892	14,952
Deferred income, principally net loan origination fees	1,052	1,635
Employee benefits	4,324	3,959
Deferred rent	1,587	1,280

Gross deferred tax assets	29,644	22,473

Deferred Tax Liabilities:
Brokered CD swaps	(1,553)	(2,290)
Discount accretion	(94)	(64)
Other	(588)	(516)

Gross deferred tax liabilities	(2,235)	(2,870)

Subtotal	27,409	19,603

Tax effect of other comprehensive income	(4,184)	3,546

Net deferred tax assets	$23,225	$23,149

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN No. 48 resulted in no change in the liability for unrecognized tax benefits. The following table provides a rollforward of the Company’s unrecognized tax positions for the year ended December 31, 2007 (in thousands).

Balance at January 1, 2007	$456
Additions based on tax positions related to the current year	28
Additions based on tax positions related to prior years	56
Reductions for tax positions of prior years	(367)

Balance at December 31, 2007	$173

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits at December 31, 2007 was $173,000. Of that amount, $112,000 would affect the effective income tax rate if recognized. The Company believes that it is reasonably possible that $113,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, is expected to reverse in the next twelve months.

During the year ended December 31, 2007, the Company recognized a reduction in income tax expense of approximately $5,000 related to interest and penalties and had approximately $71,000 accrued for the payment of interest and penalties at December 31, 2007 on the Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties in income tax expense on the Consolidated Statements of Operations.

The Company is no longer subject to examination by federal tax authorities for the years of 2003 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years of 2003 and prior.

11. Notes Payable and FHLB Advances

Notes payable: At December 31, 2007, the Company has a $20.0 million revolving credit facility that has not been drawn upon. The facility matures on November 27, 2008, and is secured by the Company’s pledge of its capital stock of the Bank and includes certain restrictions in the event of default. Interest on any drawn upon amounts would be, at the Company’s election, at the prime rate less 1.00% or LIBOR plus 1.15%. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2007, the Company was in compliance with these covenants.

FHLB advances: The Company’s advances consist of borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”). FHLB advances at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(in thousands)
Cole Taylor Bank:
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	$25,000	$25,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate at December 31, 2007 and 2006 was 5.47% and 5.48% respectively; due April 7, 2008	30,000	30,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.755%; interest rate at December 31, 2007 and 2006 was 5.50% and 5.628% respectively, due July 13, 2008	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	—
FHLB Advance – interest determined daily at the Fed Funds rate minus 3 basis points, interest rate at December 31, 2007 was 3.68%, due January 14, 2008	100,000	—

Total FHLB advances	205,000	80,000

Total notes payable and FHLB advances	$205,000	$80,000

At December 31, 2007, the FHLB advances were collateralized by $141.5 million of investment securities and a blanket lien on $228.8 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2007, the Bank had additional borrowing capacity at the FHLB of $87.6 million. The weighted average interest rates at December 31, 2007 and 2006 was 4.42% and 5.32%, respectively. As of December 31, 2007, all $205.0 million of the FHLB advances were either callable or scheduled to mature within the next twelve months.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 10, 2007, the FHLBC filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. The FHLBC did not declare or pay a dividend for the third quarter of 2007 and in January 2008, the FHLBC announced that it would not declare a dividend for the fourth quarter 2007. At December 31, 2007, the Company held, at cost, $10.25 million of FHLBC stock, all of which Management believes will ultimately be recovered.

Based on written correspondence and verbal communications with the FHLBC, Management believes the order should not impact the FHLBC’s ability to provide the Company with liquidity and funding needs in a manner consistent with past practice.

12. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2007 and 2006:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2006	$45,369	$41,238
At December 31, 2007	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2006	$44,000	$40,000
At December 31, 2007	44,000	40,000

In June 2004, the Company formed TAYC Capital Trust II, a wholly owned subsidiary and a Delaware statutory trust. On June 17, 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debentures were 7.67% and 8.04% at December 31, 2007 and 2006, respectively. The rates are payable and adjust quarterly. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

In October 2002, the Company formed TAYC Capital Trust I, a wholly owned subsidiary and a Delaware statutory trust to issue $45.0 million of trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over thirty years, or through the maturity dates, to interest expense using the straight-line method. At December 31, 2007, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.5 million and $415,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

The Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2007 and 2006.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2007, 2006 and 2005, contributions paid to the Plans were $1.8 million, $2.3 million, and $1.9 million, respectively. The ESOP owned 291,577 shares and 299,103 shares of the Company’s common stock as of December 31, 2007 and 2006, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2007, all shares of Company common stock owned by the ESOP were allocated to plan participants.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets in the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $6.6 million and $5.6 million at December 31, 2007 and 2006, respectively.

14. Stock-Based Compensation

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock-based compensation awards. Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. During the term of the Plan, on the first day of each calendar year the number of shares reserved for issuance under the Plan will be increased by a number of shares equal to the excess of 3.0% of the aggregate number of shares outstanding as of December 31 of the immediately preceding calendar year, over the number of shares remaining available for awards at that time. As of December 31, 2007, 1,890,142 shares of common stock were authorized for use in the Plan and 233,459 shares were available for future grants. In accordance with the provision in the Plan that increases the number of common shares reserved on the first day of each calendar year, as of January 1, 2008, 316,560 shares of Company common stock were available for future grants. The Company uses newly-issued shares of common stock for grants of restricted stock or upon the exercise of stock options.

The following table presents, for the periods indicated, stock-based compensation expense recognized on the Consolidated Statements of Operations under SFAS 123R:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Recorded Compensation Expense for:
Restricted Stock	$686	$671	$537
Stock Options	925	906	—

	$1,611	$1,577	$537

Income Tax Benefit for:
Restricted Stock	$(266)	$(264)	$(211)
Stock Options	(360)	(355)	—

	$(626)	$(619)	$(211)

Recorded Net Expense for:
Restricted Stock	$420	$407	$326
Stock Options	565	551	—

	$985	$958	$326

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amount of compensation expense related to stock options that the Company would have incurred had the Company not applied the intrinsic value method of accounting for stock options during 2005:

For the Year Ended December 31, 2005

(in thousands)
Pro Forma Stock Option Expense	$860
Pro Forma Income Tax Benefit	(338)

Net Pro Forma Expense	$522

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recognized compensation costs for these awards over the requisite service period for the entire award on a straight-line basis. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations during 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. The stock options that were granted prior to 2006 vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. The stock options that were granted in 2007 and 2006 vest over a four year period (vesting at 25% per year) and expire eight years following grant date. In either case, upon death, disability, retirement or change of control of the Company (as defined in the Plan) vesting may be accelerated to 100%.

The following is a summary of stock option activity for the year ended December 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	699,548	$25.34
Granted	105,356	30.31
Exercised	(36,669)	19.58
Forfeited	(20,398)	30.29
Expired	(2,851)	29.07

Outstanding at December 31, 2007	744,986	26.17	5.6	$246

Exercisable at December 31, 2007	428,162	$23.10	4.7	236

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with stock options exercised during 2007, the Company received $717,000 of cash from the settlement of the options on the exercised awards. In addition, the Company recorded a tax benefit from these exercises during the year ended December 31, 2007, of $143,000. Plan participants realized an intrinsic value of $416,000 from the exercise of these stock options during 2007. In comparison, Plan participants realized an intrinsic value of $2.2 million and $2.3 million from the exercise of stock options during 2006 and 2005, respectively. As of December 31, 2007, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $2.1 million and the weighted average period which these costs are expected to be recognized over is approximately 2.5 years.

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

In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock to compensation expense for awards in 2006. Prior to 2006, the Company recognized compensation cost for restricted stock over the service period of each separately vesting portion of the award, in effect treating each vesting portion as a separate award. For grants in 2007 and 2006, compensation costs are recognized on a straight line basis over the vesting period for the entire award.

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	124,309	$32.77
Granted	32,447	30.15
Vested	(23,845)	27.05
Forfeited	(16,932)	31.73

Nonvested at December 31, 2007	115,979	$33.37

During 2007, the Company recorded a $56,000 tax benefit from the vesting of restricted stock awards. The fair value of restricted stock awards that vested during 2007 was $720,000, compared to $670,000 and $959,000 during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.6 million, and the weighted average period during which these costs are expected to be recognized over is approximately 3.5 years.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. For grants in 2007 and 2006, the expected volatility input into the model takes into account the historical volatility of the Company common stock over the period that it has been publicly traded and the historical volatility over the expected term of the option of a peer group. The expected volatility for grants prior to 2006 was based upon estimates of volatility of Company common stock considering that prior to October 2002 the common stock was not publicly traded. The expected dividend yield assumption is based upon the Company’s historical dividend payout. For options granted in 2007 and 2006, the Company used the methodology used in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award. For grants prior to 2006, the expected life was estimated considering that exercise behaviors were impacted by the limited history of public trading of the Company’s common stock.

The following are the significant assumptions used to determine the weighted average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Grant date fair value per share	$9.25	$11.76	$9.12
Significant assumptions:
Risk-free interest rate at grant date	4.68%	4.40%	4.23%
Expected stock price volatility	29.00%	27.50%	19.47%
Expected dividend payout	1.32%	0.64%	0.77%
Expected option life, in years	5.25	5.25	7.00

15. Stockholders’ Equity

At both December 31, 2007 and 2006, the authorized capital stock of the Company was 23 million shares, of which 18 million shares were common stock, par value $0.01 per share, and 5 million are preferred shares, par value $0.01 per share.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2007 and 2006, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2007 and 2006 the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2007, there were no conditions or events since that notification that management believes have changed the institution’s category.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$330,451	11.44%	>$115,587	>4.00%	>$173,381	>6.00%
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$330,451	9.40%	>$140,567	>4.00%	>$175,709	>5.00%
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$372,451	13.35%	>$223,140	>8.00%	>$278,925	>10.00%
Cole Taylor Bank	334,293	12.01	>222,706	>8.00	>278,382	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$337,553	12.10%	>$111,570	>4.00%	>$167,355	>6.00%
Cole Taylor Bank	299,462	10.76	>111,353	>4.00	>167,029	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$337,553	10.17%	>$132,825	>4.00%	>$166,031	>5.00%
Cole Taylor Bank	299,462	9.04	>132,488	>4.00	>165,610	>5.00

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2007, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $46.4 million. However, payment of such dividends is also subject to the Bank remaining in compliance with all applicable capital ratios.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term noncancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2007, 2006, and 2005 was approximately $4.9 million, $4.7 million, and $4.5 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2007 are as follows:

Year	Amount
(in thousands)
2008	$3,164
2009	3,648
2010	3,678
2011	3,758
2012	3,881
Thereafter	22,057

Total	$40,186

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

At December 31, 2007 and 2006, the contractual amounts were as follows:

	2007	2006
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$962,418	$914,662
Financial guarantees:
Financial standby letters of credit	52,895	56,885
Performance standby letters of credit	44,090	53,304

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has used these types of derivative agreements in the interest rate risk management of its portfolio of prime-based loans. In addition, the Company has entered into interest rate exchange agreements to accommodate customer needs. The following table describes the derivative instruments outstanding at both December 31, 2007 and 2006 (dollars in thousands):

	Notional Amount				Fair Value
Product	Dec. 31, 2007	Dec. 31, 2006	Strike Rates	Maturity	Dec. 31, 2007	Dec. 31, 2006
Derivative instruments designated as cash flow hedges:
Prime Floor	$100,000	$100,000	6.25%	7/12/2010	$968	$193
Prime Collar	—	150,000	7.75% and 8.505%	5/5/2009	—	587
Prime Collar	—	150,000	7.75% and 8.585%	5/5/2010	—	1,094

Subtotal	100,000	400,000
Non-hedging derivative instruments:
Prime Floor	100,000	100,000	5.50%	6/30/2010	467	75
Interest Rate Swap—pay fixed/receive variable	5,658	—	Pay 6.10% Receive 6.475%	8/1/2015	(168)	—
Interest Rate Swap—receive fixed/pay variable	5,658	—	Receive 6.10% Pay 6.475%	8/1/2015	168	—

Subtotal	111,316	100,000

Total	$211,316	$500,000

Derivative Instruments Designated as Cash Flow Hedges:

The Company had derivative instruments with a notional amount of $100 million and $400 million at December 31, 2007 and 2006, respectively, designated as cash flow hedges against interest receipts from Prime-based loans. The fair values of these derivatives are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. All of the cash flow hedges have been highly effective.

At both December 31, 2007 and 2006, the Company had designated the floor agreement with a floor interest rate of 6.25%, as cash flow hedges against interest receipts from Prime-based loans. The Company did not received payments under this floor in 2006 or 2007. The premium on the floor is amortized to loan interest income in proportion to the expected value of the floor, calculated at inception, in each of the future periods. During 2007 and 2006, loan interest income was reduced by $193,000 and $44,000, respectively, for amortization of the floor premium, and $298,000 of amortization is expected for 2008.

During 2006, the Company entered into two interest rate collars with a total notional amount of $300 million that were designated as a cash flow hedges against interest receipts from Prime-based loans. The collars were obtained at no cost. During 2007, the Company received $69,000 of settlements under the collar agreements when the floating rate decreased below the collar floor rate. These settlements were recorded as additions to loan interest income. The Company did not receive any payments in 2006 and did not make any payments in 2006 or 2007. In December 2007, the Company terminated these collars with the counterparty. The fair value of the collars at termination was $7.5 million. Because the forecasted hedged transactions were probable of occurring, the gain realized upon termination was deferred and is amortized as an increase of loan interest income over what would have been the remaining life of the derivatives, which were scheduled to mature in May 2009 and May

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010. The amount of the deferred gain included in accumulated other comprehensive income at December 31, 2007, was $4.5 million, net of tax. During 2007, $58,000 of this deferred gain was amortized as an addition to loan interest income and $3.5 million of the deferred gain will be amortized in 2008.

Non-hedging Derivative Instruments

At both December 31, 2007 and 2006, the Company had a floor agreement with a floor interest rate of 5.50% that was not designated as an accounting hedge. Prior to May 2006, this floor agreement was designated as a cash flow hedge for accounting purposes. The fair value of the floor on the date of de-designation was $39,000. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. During 2007 and 2006, $76,000 and $7,000, respectively of the balance was reclassified as a reduction in loan interest income and $157,000 is expected to be reclassified in 2008. Changes in the fair value of the floor subsequent to its de-designation are reported in noninterest income. During 2007 and 2006 the increase in the fair value of this de-designated floor of $392,000 and $36,000, respectively was reflected in noninterest income. The Company did not receive any payments in 2007 or 2006 under this floor agreement.

During the second quarter of 2007, as an accommodation to a customer, the Company entered into a $5.9 million amortizing notional amount interest rate swap. Under this agreement, the Company receives a fixed interest rate and pays interest at a variable rate. At the same time, in order to offset the exposure, the Company entered into a $5.9 million amortizing notional amount interest rate swap with a different counterparty with offsetting terms. Under this swap, the Company pays a fixed rate and receives interest based upon a variable rate. Changes in the fair value of each of the agreements, as well as any net cash settlements, are recognized in noninterest income in other derivative income or expense.

Terminated Derivative Instruments:

During 2006, the Company terminated with the original counterparty a three-year interest rate swap, with a notional amount of $50.0 million, which was used to hedge the variability in cash flows on certain prime-based commercial loans. Net cash settlements for this interest rate swap were reported as a reduction of loan interest income of $254,000 in 2006. The Company terminated this agreement in May 2006, and the loss of $1.4 million realized upon termination was deferred and is amortized as a reduction of loan interest income over what would have been the remaining life of the derivative, which matured in September 2007. The amount of the deferred loss included in accumulated other comprehensive income at December 31, 2006, was $440,000, net of tax. During each of 2006 and 2007, $722,000 of this deferred loss was amortized as a reduction in loan interest income.

During 2003, the Company terminated, with the original counterparties, interest rate exchange contracts with a total notional amount of $200 million that were used to hedge the variability of cash flows of $200 million of prime rate-based commercial loans. Because the forecasted hedged transactions were probable of occurring, the amount of the deferred gain included is accumulated other comprehensive income and at December 31, 2007 and 2006, totaled $128,000 and $326,000, respectively, net of tax. This deferred gain is reclassified as an adjustment to interest income over the remaining term of the original interest rate exchange contracts. For the years ended December 31, 2007 and 2006, $304,000 and $265,000, respectively, of this deferred gain was reclassified into interest income during each year. In addition, $198,000 of this deferred gain is expected to be reclassified into interest income during 2008.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also used interest rate swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. In May 2006, the Company terminated all of the $330.0 million notional amount of CD swaps that had been used as fair value hedges against brokered CDs. The termination of the swaps resulted in a $100,000 charge that was recorded in other derivative expense included in noninterest income. Upon termination, the associated cumulative fair value adjustment to the hedged brokered CDs of $3.7 million is being amortized into deposit interest expense over the remaining life of the CDs using an effective yield method. During 2007 and 2006, $932,000 and $587,000 of this fair value adjustment was amortized as additional deposit interest expense, and $536,000 of this adjustment is expected to be amortized in 2008.

Prior to November 18, 2005, these CD swaps did not qualify for fair value hedge accounting under SFAS 133. On November 18, 2005, the Company designated a portion of these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps were reported as part of net interest income. In addition, the Company recognized in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. Prior to November 18, 2005 and for the portion of CD swaps that are not designated as fair value hedges, the Company reported the net cash settlements and the change in the fair value of these CD swaps as separate components of noninterest income. The fair value of the CD swaps was reported on the Consolidated Balance Sheets in accrued interest, taxes and other liabilities.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$83,561	$83,561	$134,920	$134,920
Investments	892,371	892,371	669,085	669,085
Loans, net of allowance	2,478,652	2,501,298	2,463,169	2,452,554
Investment in FHLB and Federal Reserve Bank stock	15,310	15,310	11,805	11,805
Accrued interest receivable	18,240	18,240	19,174	19,174
Derivative financial instruments	1,603	1,603	1,949	1,949
Other assets	6,574	6,574	5,626	5,626

Total financial assets	$3,496,311	$3,518,957	$3,305,728	$3,295,113

Financial Liabilities:
Deposits without stated maturities	$1,361,064	$1,361,064	$1,397,818	$1,397,818
Deposits with stated maturities	1,219,128	1,225,633	1,242,109	1,242,109
Other borrowings	389,054	421,207	262,319	263,158
Notes payable and FHLB advances	205,000	206,111	80,000	79,924
Accrued interest payable	13,973	13,973	14,405	14,405
Derivative financial instruments	168	168	—	—
Junior subordinated debentures	86,607	86,680	86,607	87,533

Total financial liabilities	$3,274,994	$3,314,836	$3,083,258	$3,084,947

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	125	125	209	209

Total off-balance-sheet financial instruments	$125	$125	$209	$209

The remaining balance sheet assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is required under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded above, the difference between total financial assets and financial

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

21. Parent Company Only

Summarized unconsolidated financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
ASSETS
Noninterest-bearing deposits with bank subsidiary	$21,974	$34,934
Investment in bank subsidiary	312,752	317,102
Investment in non-bank subsidiaries	2,616	2,616
Other assets	6,144	5,360

Total assets	$343,486	$360,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$2,623	$2,213
Junior subordinated debentures	86,607	86,607
Stockholders’ equity	254,256	271,192

Total liabilities and stockholders’ equity	$343,486	$360,012

STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Income:
Dividends from subsidiary Bank	$15,000	$10,000	$6,000
Dividends from non-bank subsidiary	235	232	211

Total income	15,235	10,232	6,211

Expenses:
Interest	7,931	7,815	7,577
Salaries and employee benefits	581	2,203	2,374
Legal fees, net	310	705	717
Other	1,962	2,130	2,459

Total expenses	10,784	12,853	13,127

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	4,451	(2,621)	(6,916)
Income tax benefit	3,950	18,538	4,598
Equity in undistributed (distributions in excess of) earnings of subsidiaries	(17,971)	30,246	34,089

Net income (loss)	$(9,570)	$46,163	$31,771

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(9,570)	$46,163	$31,771
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of stock-based compensation	198	806	184
Distributions in excess of (equity in undistributed) earnings of subsidiaries	17,971	(30,246)	(34,089)
Other, net	7	(659)	38
Changes in assets and liabilities:
Other assets	(410)	(805)	783
Other liabilities	468	(13,862)	278

Net cash provided by (used in) operating activities	8,664	1,397	(1,035)

Cash flows from investing activities:
Redemption of shares of TAYC Capital Trust I	—	31	—
Other, net	(374)	(8)	(10)

Net cash (used in) provided by investing activities	(374)	23	(10)

Cash flows from financing activities:
Repayments of notes payable	—	—	(10,500)
Repurchase of junior subordinated debentures	—	(1,031)	—
Purchase of treasury stock	(17,579)	—	—
Dividends paid	(4,388)	(2,651)	(2,402)
Proceeds from the issuance of common stock, net	—	—	38,950
Proceeds from the exercise of employee stock options	717	2,675	2,637

Net cash provided by (used in) financing activities	(21,250)	(1,007)	28,685

Net increase (decrease) in cash and cash equivalents	(12,960)	413	27,640
Cash and cash equivalents, beginning of year	34,934	34,521	6,881

Cash and cash equivalents, end of year	$21,974	$34,934	$34,521

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2005:
Unrealized losses from securities:
Change in unrealized losses on available-for-sale securities	$(11,259)	$3,941	$(7,318)
Less: reclassification adjustment for gains included in net income (loss)	(127)	44	(83)

Change in unrealized losses on available-for-sale securities, net of reclassification adjustment	(11,386)	3,985	(7,401)
Change in net unrealized loss from cash flow hedging instruments	(1,815)	635	(1,180)
Change in deferred gain and losses from termination of cash flow hedging instruments	(265)	93	(172)

Other comprehensive loss	$(13,466)	$4,713	$(8,753)

Year ended December 31, 2006:
Change in unrealized losses on available-for-sale securities	$3,439	$(827)	$2,612
Change in net unrealized gain (loss) from cash flow hedging instruments	3,132	(1,127)	2,005
Change in deferred gain and losses from termination of cash flow hedging instruments	(1,530)	535	(995)

Other comprehensive income	$5,041	$(1,419)	$3,622

Year ended December 31, 2007:
Change in unrealized gain on available-for-sale securities	$12,545	$(4,919)	$7,626
Change in net unrealized gain from cash flow hedging instruments	6,764	(2,660)	4,104
Change in deferred gain and losses from termination of cash flow hedging instruments	437	(151)	286

Other comprehensive income	$19,746	$(7,730)	$12,016

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Due to the net loss for the year ended December 31, 2007, all 744,986 stock options outstanding were considered antidilutive. For the year ended December 31, 2006, stock options outstanding to purchase 207,921 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. All stock options outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2005.

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share amounts)
Net income (loss)	$(9,570)	$46,163	$31,771

Weighted average common shares outstanding	10,782,316	10,940,162	10,045,358
Dilutive effect of stock options	—	178,656	241,289

Diluted weighted average common shares outstanding	10,782,316	11,118,818	10,286,647

Basic earnings (loss) per common share	$(0.89)	$4.22	$3.16
Diluted earnings (loss) per common share	$(0.89)	$4.15	$3.09

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited Taylor Capital Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Taylor Capital’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 13, 2008

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2008.

Item 11. Executive Compensation

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2008.

Item 14. Principal Accountant Fees and Services

Information with by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2008.

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

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.1 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.2 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein. (incorporated by reference from Exhibit 9.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective April 1, 2001. (incorporated by reference from Exhibit 10.16 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference from Exhibit 10.17 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

Exhibit Number	Description of Exhibits

10.3	Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.20 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158))*.

10.4	First Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2000 (incorporated by reference from Exhibit 10.21 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.5	Second Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 2000 (incorporated by reference from Exhibit 10.22 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.6	Third Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective January 1, 2001 (incorporated by reference from Exhibit 10.23 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.7	Amendment and Restatement of the Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Trust, effective October 1, 1998 (incorporated by reference from Exhibit 10.24 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.8	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.25 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.9	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.30 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.10	Form of Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.42 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.11	Taylor Capital Group, Inc. 2002 Incentive Bonus Plan (incorporated by reference from Exhibit 10.52 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.12	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan (incorporated by reference from Exhibit 10.53 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).*

10.13	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.54 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.14	Amendment Number One of Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.55 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

10.15	Fourth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

Exhibit Number	Description of Exhibits

10.16	Fifth Amendment to Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective October 1, 1998 (incorporated by reference from Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.17	Amendment No. 1 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.18	Amendment No. 2 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.19	Amendment No. 3 of Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).*

10.20	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference from Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.21	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of November 26, 2002).

10.22	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference from Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.23	Form of Amended and Restated Executive Level Change in Control Severance Agreement (incorporated by reference from Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.24	Amendment No. 4 to Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.25	Sixth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan effective as of October 1, 1998 (incorporated by reference from Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).*

10.26	Seventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.73 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).*

10.27	First Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc., dated as of November 27, 2003 (incorporated by reference from Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.28	Eighth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

10.29	Ninth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004).*

Exhibit Number	Description of Exhibits

10.30	Second Amendment to Loan and Subordinated Debenture Purchase Agreement between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference from Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

10.31	Third Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 9, 2004, effective as of November 27, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 9, 2004).

10.32	Master Agreement by and between Cole Taylor Bank and DMCB, LLC dated September 8, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.33	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 12, 2004 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.34	Letter Agreement by and between Cole Taylor Bank and Arbor Acquisitions, Inc., as nominee of DMCB, LLC, dated November 15, 2004 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.35	Sublease by and between Cole Taylor Bank and Arbor Acquisitions, Inc. dated November 19, 2004 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated as of December 16, 2004).

10.36	Form of Non-Employee Director Restricted Stock Award (incorporated by reference from Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.37	Form of Officer and Employee Restricted Stock Award (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.38	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.39	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 10, 2005).*

10.40	Tenth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

10.41	Eleventh Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998 (incorporated by reference from Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2005 filed on May 6, 2005).*

10.42	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

Exhibit Number	Description of Exhibits

10.43	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor dated June 15, 2005 (incorporated by reference from Exhibit 10.45 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005).*

10.44	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated January 12, 2006, effective as of November 27, 2005 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of January 12, 2006).

10.45	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated December 28, 2006, effective as of November 27, 2006. (incorporated by reference from Exhibit 10.46 of the Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 15, 2007).

10.46	Office Lease by and between GQ 225 Washington, LLP, a Delaware limited liability partnership as Landlord and Cole Taylor Bank, an Illinois banking corporation as Tenant (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007).

10.47	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Proxy Statement for the 2007 Annual Meeting of Stockholders filed on April 30, 2007).*

10.48	Employment Agreement between Taylor Capital Group, Inc. and Mark A. Hoppe (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2008).*

10.49	Change In Control Severance Agreement between Taylor Capital Group, Inc. and Robin VanCastle.*

10.50	Sixth Amendment to Loan and Subordinated Debenture Purchase Agreement Between LaSalle Bank National Association and Taylor Capital Group, Inc. dated January 24, 2008, effective as of November 27, 2007.

10.51	Twelfth Amendment of Taylor Capital Group, Inc. Profit Sharing and Employee Stock Ownership Plan, effective as of October 1, 1998

10.52	Officer and Employee 2008 Non-Qualified Stock Option Agreement between Mark A. Hoppe and Taylor Capital Group, Inc.*

10.53	Officer and Employee Restricted Stock Award between Mark A. Hoppe and Taylor Capital Group, Inc.*

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2008.

TAYLOR CAPITAL GROUP, INC.

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/S/ BRUCE W. TAYLOR Bruce W. Taylor	Chief Executive Officer and Chairman of the Board	March 13, 2008

/S/ MARK A. HOPPE Mark A. Hoppe	President and Director	March 13, 2008

/S/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 13, 2008

/S/ RONALD EMANUEL Ronald Emanuel	Director	March 13, 2008

/S/ EDWARD MCGOWAN Edward McGowan	Director	March 13, 2008

/S/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 13, 2008

/S/ MELVIN E. PEARL Melvin E. Pearl	Director	March 13, 2008

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 13, 2008

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 13, 2008

Signature	Title	Date

/S/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 13, 2008

/S/ MARK L. YEAGER Mark L. Yeager	Director	March 13, 2008