Form 10-Q
period 2008-03-31
TAYLOR CAPITAL GROUP INC
filed 2008-05-09
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 5, 2008, there were 10,922,687 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$77,175	$74,353
Federal funds sold	36,700	4,550
Short-term investments	175	4,658

Total cash and cash equivalents	114,050	83,561
Investment securities:
Available-for-sale, at fair value	858,835	892,346
Held-to-maturity, at amortized cost (fair value of $25 at March 31, 2008 and December 31, 2007)	25	25
Loans, net of allowance for loan losses of $64,193 and $54,681 at March 31, 2008 and December 31, 2007, respectively	2,448,000	2,478,652
Premises, leasehold improvements and equipment, net	16,057	16,109
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,310	15,310
Other real estate and repossessed assets, net	5,073	2,606
Other assets	63,130	67,854

Total assets	$3,520,480	$3,556,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$400,244	$471,770
Interest-bearing	2,305,274	2,108,422

Total deposits	2,705,518	2,580,192
Other borrowings	324,501	389,054
Accrued interest, taxes and other liabilities	42,769	41,354
FHLB advances	105,000	205,000
Junior subordinated debentures	86,607	86,607

Total liabilities	3,264,395	3,302,207

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,753,003 and 11,504,662 shares issued at March 31, 2008 and December 31, 2007, respectively; 10,800,335 and 10,551,994 shares outstanding at March 31, 2008 and December 31, 2007, respectively	117	115
Surplus	197,718	197,214
Retained earnings	70,224	75,145
Accumulated other comprehensive income, net	12,662	6,418
Treasury stock, at cost, 952,668 shares at March 31, 2008 and December 31, 2007	(24,636)	(24,636)

Total stockholders’ equity	256,085	254,256

Total liabilities and stockholders’ equity	$3,520,480	$3,556,463

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$41,229	$48,180
Interest and dividends on investment securities:
Taxable	9,401	5,775
Tax-exempt	1,482	1,530
Interest on cash equivalents	542	521

Total interest income	52,654	56,006

Interest expense:
Deposits	21,973	23,724
Other borrowings	2,735	2,799
FHLB advances	1,574	1,064
Junior subordinated debentures	1,898	1,964

Total interest expense	28,180	29,551

Net interest income	24,474	26,455
Provision for loan losses	11,750	3,600

Net interest income after provision for loan losses	12,724	22,855

Noninterest income:
Service charges	2,166	1,810
Trust and investment management fees	807	952
Loan syndication fees	116	—
Other derivative income	887	24
Other noninterest income	126	476

Total noninterest income	4,102	3,262

Noninterest expense:
Salaries and employee benefits	11,703	9,614
Occupancy of premises	1,947	1,886
Furniture and equipment	818	874
Non-performing asset expense	1,008	291
Early extinguishment of debt	810	—
Other professional services	646	681
Legal fees, net	585	807
FDIC assessment	526	81
Other noninterest expense	3,773	3,828

Total noninterest expense	21,816	18,062

Income (loss) before income taxes	(4,990)	8,055
Income tax expense (benefit)	(1,150)	2,733

Net income (loss)	$(3,840)	$5,322

Basic earnings (loss) per common share	$(0.37)	$0.48
Diluted earnings (loss) per common share	(0.37)	0.48

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2007	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Amortization of stock based compensation awards	—	—	513	—	—	—	513
Issuance of stock grants	—	2	(2)	—	—	—	—
Exercise of stock options	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	(37)	—	—	—	(37)
Comprehensive income:
Net loss	—	—	—	(3,840)	—	—	(3,840)
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	5,533	—	5,533
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	1,046	—	1,046
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	(335)	—	(335)

Total comprehensive income							2,404

Common stock dividends— $0.10 per share	—	—	—	(1,081)	—	—	(1,081)

Balance at March 31, 2008	$—	$117	$197,718	$70,224	$12,662	$(24,636)	$256,085

Balance at December 31, 2006	$—	$115	$194,687	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	339	—	—	—	339
Exercise of stock options	—	—	146	—	—	—	146
Tax benefit on stock options exercised and stock awards	—	—	75	—	—	—	75
Comprehensive income:
Net income	—	—	—	5,322	—	—	5,322
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	1,784	—	1,784
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	337	—	337
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	136	—	136

Total comprehensive income							7,579

Common stock dividends— $0.10 per share	—	—	—	(1,113)	—	—	(1,113)

Balance at March 31, 2007	$—	$115	$195,247	$93,254	$(3,341)	$(7,057)	$278,218

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,840)	$5,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other derivative income	(887)	(24)
Amortization of premiums and discounts, net	(233)	25
Deferred loan fee amortization	(537)	(1,009)
Provision for loan losses	11,750	3,600
Depreciation and amortization	850	842
Deferred income taxes	(3,619)	(636)
Losses on other real estate	807	14
Tax benefit on stock options exercised or stock awards	(37)	75
Excess tax benefit on stock options exercised and stock awards	37	(47)
Cash received on termination of derivative instruments	3,934	—
Other, net	68	894
Changes in other assets and liabilities:
Accrued interest receivable	1,204	(768)
Other assets	1,644	(697)
Accrued interest, taxes and other liabilities	1,228	984

Net cash provided by operating activities	12,369	8,575

Cash flows from investing activities:
Proceeds from principal payments and maturities of available-for-sale securities	42,890	43,867
Net (increase) decrease in loans	16,165	(2,600)
Net additions to premises, leasehold improvements and equipment	(798)	(302)
Net proceeds from sales of other real estate	—	47

Net cash provided by investing activities	58,257	41,012

Cash flows from financing activities:
Net increase (decrease) in deposits	125,478	(147,925)
Net increase (decrease) in other borrowings	(64,553)	13,515
Repayments of notes payable and FHLB advances	(150,000)	—
Proceeds from notes payable and FHLB advances	50,000	—
Proceeds from exercise of employee stock options	30	146
Excess tax benefit on stock options exercised and stock awards	(37)	47
Dividends paid	(1,055)	(1,113)

Net cash used in financing activities	(40,137)	(135,330)

Net increase (decrease) in cash and cash equivalents	30,489	(85,743)
Cash and cash equivalents, beginning of period	83,561	134,920

Cash and cash equivalents, end of period	$114,050	$49,177

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,739	$28,968
Income taxes	295	1,350
Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$5,533	$1,784
Loans transferred to other real estate	3,274	—

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three month period ended March 31, 2008 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$84,968	$1,463	$—	$86,431
Collateralized mortgage obligations	164,380	1,515	(883)	165,012
Mortgage-backed securities	455,687	9,971	(1,488)	464,170
State and municipal obligations	141,284	2,126	(188)	143,222

Total available-for-sale	846,319	15,075	(2,559)	858,835

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$846,344	$15,075	$(2,559)	$858,860

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$105,720	$629	$(44)	$106,305
Collateralized mortgage obligations	167,509	691	(2,623)	165,577
Mortgage-backed securities	472,477	5,655	(2,008)	476,124
State and municipal obligations	143,271	1,304	(235)	144,340

Total available-for-sale	888,977	8,279	(4,910)	892,346

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$889,002	$8,279	$(4,910)	$892,371

3. Loans:

Loans classified by type at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial and industrial	$879,322	$850,196
Commercial real estate secured	857,394	839,629
Real estate-construction	610,164	671,678
Residential real estate mortgages	58,693	60,195
Home equity loans and lines of credit	94,546	99,696
Consumer	10,196	10,551
Other loans	1,906	1,421

Gross loans	2,512,221	2 ,533,366
Less: Unearned discount	(28)	(33)

Total loans	2,512,193	2,533,333
Less: Allowance for loan losses	(64,193)	(54,681)

Loans, net	$2,448,000	$2,478,652

Information about our nonaccrual and impaired loans and the related allowance for loan losses for impaired loans is as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Nonaccrual loans	$95,239	$71,412
Recorded balance of impaired loans	128,147	90,972
Allowance for loan losses related to impaired loans	16,581	9,375

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
NOW accounts	$68,624	$76,572
Savings accounts	48,126	49,386
Money market deposits	742,825	763,336
Time deposits:
Certificates of deposit of less than $100,000	251,207	229,474
Certificates of deposit of $100,000 or more	362,968	313,969
Out-of-local-market certificates of deposit	158,593	117,159
Brokered certificates of deposit	597,839	505,631
Public time deposits	75,092	52,895

Total time deposits	1,445,699	1,219,128

Total	$2,305,274	$2,108,422

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. During the first quarter of 2008, the Company called $70 million of brokered CDs before their stated maturity that were at rates higher than current market rates,. These brokered CDs were replaced with other CDs at lower interest rates. In connection with these early redemptions, the Company recorded an $810,000 expense to write-off the unamortized broker placement fees and fair value adjustments on these CDs. The expense is reported as early extinguishment of debt and included in noninterest expense on the statement of operations. The composition of brokered CDs at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Par value of brokered CDs	$601,921	$509,561
Unamortized broker placement fees	(2,495)	(1,733)
Fair value adjustment	(1,587)	(2,197)

Total	$597,839	$505,631

5. Other Borrowings:

Other borrowings at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008		December 31, 2007
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$108,656	0.99%	$125,461	2.67%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	15,720	2.00	23,468	4.00
U.S. Treasury tax and loan note option	125	1.87	40,125	4.25

Total	$324,501	2.93%	$389,054	3.62%

6. FHLB Advances:

FHLB advances at March 31, 2008 and December 31, 2007 were $105.0 million and $205.0 million, respectively. An advance in the amount of $100.0 million matured in January 2008 and was not renewed. At March 31, 2008 and December 31, 2007, the Company had additional borrowing capacity at the FHLB of $176.2 million and $87.6 million, respectively.

7. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain on available-for-sale securities	$9,146	$(3,613)	$5,533	$2,930	$(1,146)	$1,784
Change in net unrealized gain from cash flow hedging instruments	1,724	(678)	1,046	548	(211)	337
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(528)	193	(335)	210	(74)	136

Other comprehensive income/(loss)	$10,342	$(4,098)	$6,244	$3,688	$(1,431)	$2,257

8. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated. Due to the net loss for the three month periods ended March 31, 2008, all 753,664 stock options outstanding were considered antidilutive. For the three month period ended March 31, 2007, stock options outstanding to purchase 196,166 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended March 31
	2008	2007
	(dollars in thousands, except per share amounts)
Net income (loss)	$(3,840)	$5,322

Weighted average common shares outstanding	10,438,634	11,012,124
Dilutive effect of common stock equivalents	—	150,645

Diluted weighted average common shares outstanding	10,438,634	11,162,769

Basic earnings (loss) per common share	$(0.37)	$0.48
Diluted earnings (loss) per common share	(0.37)	0.48

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during the first quarter of 2008 had a weighted average grant date fair value of $5.61 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 2.93%, an expected stock price volatility of 33.00%, an expected dividend payout of 2.00%, and an expected option life of 5.25 years. The stock options granted in the first quarter of 2008 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the three month period ended March 31, 2008:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	744,986	$26.17
Granted	50,000	19.99
Exercised	(1,800)	16.67
Forfeited	(35,372)	32.27
Expired	(4,150)	21.06

Outstanding at March 31, 2008	753,664	$25.53

Exercisable at March 31, 2008	518,165	$24.06

During the first quarter of 2008, the Company granted restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2008:

Nonvested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	115,979	$33.37
Granted	251,918	17.05
Vested	(5,813)	30.72
Forfeited	(5,377)	30.88

Nonvested at March 31, 2008	356,707	$21.93

10. Derivative Financial Instruments:

At times, the Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. At March 31, 2008, the Company’s only derivative instruments were interest rate exchange agreements related to customer transactions.

The following table describes the derivative instruments outstanding at March 31, 2008 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	$5,546	Pay 6.10% Receive 4.369%	8/1/2015	$(330)
Interest Rate Swap—receive fixed/pay variable	5,546	Receive 6.10% Pay 4.369%	8/1/2015	374

Total	$11,092

As an accommodation to a customer, the Company maintains a $5.9 million amortizing notional amount interest rate swap. Under this agreement, the Company receives a fixed interest rate and pays interest at a variable rate. At the same time that the Company entered into this interest rate swap agreement, in order to offset the exposure, the Company entered into an interest rate swap agreement with a different counterparty with offsetting terms. Under this swap agreement, the Company pays a fixed rate and receives interest based upon a variable rate. Changes in the fair value of each of the agreements, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

During March 2008, the Company terminated two interest rate floor agreements with notional amounts totaling $200.0 million. One of these floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. During the first quarter of 2008, other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement.

The second floor agreement, with a notional amount of $100.0 million, was designated as a cash flow hedge. Upon termination, $1.1 million of unrealized gains that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, will be amortized to loan interest income over what would have been the remaining life of the floor agreement. This floor agreement was scheduled to mature in July 2010.

11. Fair Value:

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. In February 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, the Company will delay application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned assets, and non-financial liabilities. The impact of the adoption of SFAS 157 was not material.

SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS 159 was effective for the Company on January 1, 2008, however, the Company did not elect the fair value option for any financial assets or liabilities as of that date.

Fair Value Measurement

In accordance with SFAS No. 157, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair values:

Available-for-sale investment securities: For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy.

Assets held in employee deferred compensation plans: Assets held in employee deferred compensation plans are recorded at fair value and included in “other assets” on the Company’s consolidated balance sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1 as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on its consolidated balance sheets for the amount due to employees related to these plans.

Derivatives: The Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company will evaluate certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At March 31, 2008, a significant portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of liquidation of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$858,835	$—	$858,835	$—
Assets held in employee deferred compensation plans	5,274	5,274	—	—
Derivative instruments	374	—	374	—
Liabilities:
Derivative Instruments	330	—	330	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$84,634	$—	$78,687	$5,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2007 Annual Report on Form 10-K filed with the SEC on March 13, 2008.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies” in our 2007 Annual Report on Form 10-K.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. We also use derivatives to accommodate individual customer needs. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings.

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

The estimates of fair values of our derivatives are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

RESULTS OF OPERATIONS

Overview

For the first quarter of 2008, we reported a net loss of $3.8 million, or ($0.37) per diluted share outstanding, compared to net income of $5.3 million, or $0.48 per diluted share, in the first quarter of 2007. The decline in earnings between the two periods resulted from an $8.2 million increase in the provision for loan losses and a $3.8 million, or 20.8%, increase in noninterest expense. A decrease in net interest income also contributed to the decline in earnings. Earnings in recent quarters have been negatively impacted by the downturn in the residential real estate market, which has impacted our provision for loan losses, nonperforming loans, other real estate owned, and collection and workout expenses.

Our noninterest expense during the first quarter of 2008 was impacted by our recently implemented growth strategy. Since the beginning of the year, we hired 30 new employees, nearly doubling the size of our commercial banking unit. The new hires include a new Bank president, an executive vice president of Commercial Banking, six new group senior vice presidents in the commercial banking group, and a new chief credit officer, among others. Noninterest expense during the first quarter of 2008 included approximately $1.1 million of additional salary and severance costs associated with the new hires and replacement of existing positions.

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

Quarter Ended March 31, 2008 as Compared to the Quarter Ended March 31, 2007

Net interest income was $24.5 million for the first quarter of 2008, a decrease of $2.0 million, or 7.5%, from $26.5 million of net interest income in the first quarter of 2007. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2008 was $25.3 million, compared to $27.3 million for the same quarter a year ago. This non-GAAP presentation is discussed further below. Net interest income for the first quarter of 2008 was lower due to a decline in net interest margin.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 2.95% for the first quarter of 2008, compared to 3.47% for the same quarter a year ago, a decrease of 52 basis points. Our net interest margin decline in the first quarter of 2008 was due to the decrease in our loan yields which outpaced the reductions in our funding costs. Our loan yield decreased 118 basis points from 7.86% for the first quarter of 2007 to 6.68% for the first quarter of 2008 primarily due to the recent declines in the prime lending rate which was 300 basis points lower at March 31, 2008 compared to March 31, 2007. Approximately 55% of our loan portfolio is based upon a floating or variable rate. In addition, the impact of higher nonaccrual loans, also contributed to the lower loan yield.

For the first quarter of 2008, our funding cost was 4.00%, compared to 4.61% during the first quarter of 2007, a decrease of 61 basis points. In response to the decline in asset yields, we have lowered the pricing on certain customer deposits. However, because term deposits generally take longer to reprice to current market rates than floating and variable rate assets, the overall decline in the cost of funds lags the decrease in total earning asset yield.

Our interest rate risk simulation modeling of the March 31, 2008 balance sheet, using market interest rates in effect at that time, indicated that our net interest margin would likely decline in the next six months if there were no further declines in market rates. If market rates were to continue to decline, we would expect further compression of our net interest margin as some of our non-maturity deposits have or would have reached their implied floors. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Average interest-earning assets during the first quarter of 2008 were $3.43 billion, an increase of $251.8 million, or 7.9%, as compared to the same quarter in 2007. Most of the increase in average interest-earning assets was produced by a $221.8 million, or 33.7%, increase in average investment securities. During the second half of 2007, we purchased $314 million of investment securities, primarily mortgage-related securities, in a strategy designed to reduce the impact to our net interest income from declining interest rates. Average loans outstanding were relatively unchanged at $2.49 billion during both the first quarter of 2008 and 2007, as a small increase in average commercial loans was mostly offset by lower mortgage and consumer loans.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter Ended Mar. 31, 2008 Over Quarter Ended Mar. 31, 2007 INCREASE/(DECREASE)
	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$2,739	$813	$—	$3,552
Cash equivalents	301	(286)	6	21
Loans	(37)	(7,475)	536	(6,976)

Total interest-earning assets				(3,403)

INTEREST PAID ON:
Interest-bearing deposits	1,400	(3,415)	264	(1,751)
Total borrowings	1,400	(1,085)	65	380
Total interest-bearing liabilities				(1,371)

Net interest income	$1,781	$(4,026)	$213	$(2,032)

(1)	The quarter ended March 31, 2008 had 91 days compared to 90 days in the quarter ended March 31, 2007.

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

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net interest income as stated	$24,474	$26,455
Tax equivalent adjustment-investments	798	824
Tax equivalent adjustment-loans	33	58

Tax equivalent net interest income	$25,305	$27,337

Yield on earning assets without tax adjustment	6.15%	7.11%
Yield on earning assets—tax equivalent	6.25%	7.23%

Net interest margin without tax adjustment	2.86%	3.36%
Net interest margin—tax equivalent	2.95%	3.47%

Net interest spread without tax adjustment	2.15%	2.50%
Net interest spread—tax equivalent	2.25%	2.62%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$738,270	$9,401	5.09%	$511,240	$5,775	4.52%
Tax-exempt (tax equivalent) (2)	142,339	2,280	6.41	147,565	2,354	6.38

Total investment securities	880,609	11,681	5.31	658,805	8,129	4.94

Cash Equivalents	71,756	542	2.99	39,922	521	5.23

Loans (2) (3):
Commercial and commercial real estate	2,314,740	37,780	6.46	2,299,106	44,540	7.75
Residential real estate mortgages	60,532	893	5.90	61,969	872	5.63
Home equity and consumer	109,756	1,764	6.46	125,809	2,410	7.77
Fees on loans		825			416

Net loans (tax equivalent) (2)	2,485,028	41,262	6.68	2,486,884	48,238	7.86

Total interest-earning assets (2)	3,437,393	53,485	6.25	3,185,611	56,888	7.23

NON-EARNING ASSETS:
Allowance for loan losses	(55,742)			(37,835)
Cash and due from banks	53,573			61,144
Accrued interest and other assets	89,880			87,954

TOTAL ASSETS	$3,525,104			$3,296,874

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$857,202	5,442	2.55	$921,325	9,265	4.08
Savings deposits	48,955	24	0.20	58,204	40	0.28
Time deposits	1,366,343	16,507	4.86	1,195,387	14,419	4.89

Total interest-bearing deposits	2,272,500	21,973	3.89	2,174,916	23,724	4.42

Other borrowings	334,281	2,735	3.24	257,810	2,799	4.34
FHLB advances	139,066	1,574	4.48	80,000	1,064	5.32
Junior subordinated debentures	86,607	1,898	8.77	86,607	1,964	9.07

Total interest-bearing liabilities	2,832,454	28,180	4.00	2,599,333	29,551	4.61

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	392,315			381,670
Accrued interest, taxes, and other liabilities	42,633			43,111

Total noninterest-bearing liabilities	434,948			424,781

STOCKHOLDERS’ EQUITY	257,702			272,760

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,525,104			$3,296,874

Net interest income (tax equivalent) (2)		$25,305			$27,337

Net interest spread (tax equivalent) (2) (4)			2.25%			2.62%

Net interest margin (tax equivalent) (2) (5)			2.95%			3.47%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	Mar. 31, 2008	Mar. 31, 2007
	(in thousands)
Service charges	$2,166	$1,810
Trust services	491	486
Investment management fees	316	466
Loan syndication fees	116	—
Other noninterest income	126	476

	3,215	3,238
Other derivative income	887	24

Total noninterest income	$4,102	$3,262

Total noninterest income was $4.1 million during the first quarter of 2008, an increase of $840,000, or 25.8%, as compared to the $3.3 million of noninterest income for the first quarter of 2007. An $863,000 increase in other derivative income, higher service charges of $356,000 and $116,000 of loan syndication fees during the first quarter of 2008 combined to produce the increase. Lower investment management fees and other noninterest income partly offset these increases.

Service charges, principally derived from deposit accounts, were $2.2 million during the first quarter of 2008, compared to $1.8 million during the same quarter in 2007, an increase of $356,000, or 19.7%. The increase in service charge revenue in 2008 was primarily caused by a lower earnings credit rate given to customers on their collected account balances and a 6% increase in gross activity fees. Our earnings credit rate was approximately 190 basis points lower on average during the first quarter of 2008 as compared to the same quarter in 2007.

Investment management fees were $316,000 in first quarter of 2008, as compared to $466,000 during the same quarter a year ago, a decrease of $150,000, or 32.2%. The lower fee income was primarily a result of reduced assets under management.

Syndication fees totaled $116,000 during the first quarter of 2008. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market as well as our balance sheet and credit risk management.

Other derivative income in the first quarter of 2008 was $887,000, compared to $24,000 in the first quarter of 2007. Other derivative income during 2008 and 2007 was derived from changes in the fair value, as well as net cash settlements, of our non-hedged derivative instruments. The higher income in 2008 was primarily due to the increase in the fair value of our interest rate floor agreement caused by the recent reductions in the prime lending rate. We terminated this floor agreement in March 2008, and subsequent to this termination, only the changes in the fair value of the customer-related interest rate swap agreements, which are not designated as accounting hedges, were recorded in other derivative income.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Other noninterest income was $126,000 for the first quarter of 2008, compared to $476,000 for the same quarter a year ago, a decrease of $350,000. Most of the decrease was caused by a $380,000 change in the fair value of assets held in our employees’ deferred compensation plans.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	Mar. 31, 2008	Mar. 31, 2007
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$8,345	$8,106
Sign-on bonuses and severance	1,370	105
Incentives, commissions, and retirement benefits	1,988	1,403

Total salaries and employee benefits	11,703	9,614
Occupancy of premises, furniture and equipment	2,765	2,760
Nonperforming asset expense	1,008	291
Early extinguishment of debt	810	—
Other professional services	646	681
Legal fees, net	585	807
FDIC assessment	526	81
Other noninterest expense	3,773	3,828

Total noninterest expense	$21,816	$18,062

Efficiency Ratio	76.34%	60.78%

Noninterest expense during the first quarter of 2008 increased $3.8 million, or 20.8%, to $21.8 million, as compared to $18.1 million during the same quarter in 2007. The higher level of noninterest expense was caused by a $2.1 million increase in salaries and employee benefits, $810,000 from early extinguishment of debt, higher nonperforming asset expense of $717,000, and higher FDIC insurance premiums of $445,000.

Total salaries and employee benefits expense during the first quarter of 2008 increased $2.1 million, or 21.7%, to $11.7 million, as compared to $9.6 million during the same quarter a year ago. An increase in base salaries, higher sign-on bonuses and severance, and higher incentives combined to produce the increase in total expense. As part of our growth initiative, we hired 30 individuals during 2008, adding to the number of relationship managers and adding to or replacing our existing credit administration staff.

Our growth strategy has impacted salaries and benefit expense through higher base salaries, the offering of cash sign-on bonuses and stock based awards to attract the new employees, and severance. Only approximately half of our new hires to date were in place by the end of the first quarter, therefore we expect additional one-time expenses for sign-on bonuses in the second quarter of 2008 and additional base salary and equity grant compensation expense in future quarters.

Total salaries, employment taxes, and medical insurance expenses were $8.3 million during the first quarter of 2008, compared to $8.1 million during the first quarter of 2007. An increase in base salaries, partly offset by a $380,000 decrease in the market value of assets held by our employees’ deferred compensation plan, mostly produced the increase. Total full-time equivalent employees were 419 at March 31, 2008 compared to 418 and 413 at December 31, 2007 and March 31, 2007, respectively.

We had $1.4 million of sign-on bonuses and severance expense in the first quarter of 2008 compared to $105,000 in the first quarter of 2007. The increase was attributed to our growth strategy and we expect additional one-time sign on bonuses for the new hires who started employment in the second quarter. Incentives, commissions, and retirement benefits increased $585,000 during the first quarter of 2008, primarily due to increased incentive accruals and stock based compensation awards.

Nonperforming asset expenses totaled $1.0 million during the first quarter of 2008, compared to $291,000 during the same quarter of 2007. Additional provision for losses to reduce our carrying value for two properties held in other real estate owned, produced the increase in expense. We expect that our nonperforming asset expense may increase in future periods depending on the level of nonperforming assets and other real estate owned and additional costs in connection with construction management and marketing associated with residential development loans. The costs incurred depend on the degree of our involvement in the property management during the work-out period.

We incurred $810,000 of expense for the early redemption of approximately $70 million of above market rate brokered certificates of deposits. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption. We have additional brokered CDs that are callable at our option throughout 2008, many of which have interest rates above current market rates. Therefore, we expect to continue to incur early debt extinguishment expense in future quarters.

Legal fees were $585,000 in the first quarter of 2008, compared to $807,000 in the same quarter in 2007. Legal fees in the first quarter of 2007 included nonrecurring cost related to the reorganization of our wealth management business and certain other matters.

FDIC insurance premiums were $526,000 and $81,000 during the first quarters of 2008 and 2007, respectively. The Bank is required to pay deposit insurance premium assessments to the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund based upon a risk classification system. Beginning in 2007, the FDIC increased the rates paid for deposit insurance, but, at the same time, allowed eligible insured institutions to share in an one-time assessment credit for institutions in existence at

December 31, 1996 that had paid deposit insurance assessments prior to that date. The Bank received a one-time credit and utilized the credit during 2007 and the first quarter of 2008 to offset its deposit insurance assessment. The Bank fully utilized the credit during the first quarter of 2008, and, therefore, FDIC insurance premiums have increased. We expect deposit insurance premiums for the full year 2008 to be approximately $2.2 million higher than for the full year 2007.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.8 million in the first quarter of 2008, or slightly less than other noninterest expense in the same quarter in 2007.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 76.34% in the first quarter of 2008, compared to 60.78% in the first quarter in 2007. The higher level of noninterest expense and the lower net interest income produced the higher ratio in 2008.

Income Taxes

We recorded an income tax benefit of $1.2 million in the first quarter of 2008, resulting in an effective income tax rate of 23.1%. During the first quarter of 2007, we recorded income tax expense of $2.7 million, resulting in an effective income tax rate of 33.9%. Our effective income tax rate was lower in the first quarter of 2008 than the first quarter of 2007 primarily as a result of the reduced 2008 pre-tax income which caused the impact of our permanent differences, such as tax exempt securities, to be greater.

FINANCIAL CONDITION

Overview

Total assets decreased $36.0 million, or 1.0%, to $3.52 billion at March 31, 2008 from total assets of $3.56 billion at December 31, 2007. Investment securities decreased $33.5 million to $858.9 million and total loans decreased $21.1 million to $2.51 billion from December 31, 2007 to March 31, 2008. These decreases were partially offset by an increase in cash and cash equivalents of $30.5 million. Total deposits increased by $125.3 million, or 4.9%, to $2.71 billion at March 31, 2008, compared to $2.58 billion at December 31, 2007. In addition, during the first three months of 2008, other borrowings decreased by $64.6 million and FHLB advances decreased by $100.0 million. Total stockholders’ equity at March 31, 2008 was $256.1 million, compared to $254.3 million at December 31, 2007.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $114.1 million at March 31, 2008, compared to $83.6 million at December 31, 2007. The Bank maintained additional liquidity during the first three months of 2008 to support possible asset growth opportunities and customer deposit withdrawals.

Investment Securities

Investment securities totaled $858.9 million at March 31, 2008, compared to $892.4 million at December 31, 2007, a decrease of $33.5 million, or 3.8%. Cash flows from maturies and payments on investment securities were not reinvested in the securities portfolio. The overall weighted average life of our investment portfolio at March 31, 2008 was approximately 4.9 years, compared to approximately 5.4 years at December 31, 2007.

At March 31, 2008, the net unrealized gain on the available for sale securities totaled $12.5 million, compared to a net unrealized gain of $3.4 million from December 31, 2007. At March 31, 2008, we had gross unrealized losses of $2.6 million, primarily in the mortgage-related securities portfolio. We believe that none of these unrealized losses represented other-than-temporary impairments of our investment portfolio. We have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

The following table shows the composition of our mortgage-related securities as of March 31, 2008 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$440,095	$136,081	$576,176	$449,601	$137,281	$586,882
Private Issuers	15,592	28,299	43,891	14,569	27,731	42,300

	$455,687	$164,380	$620,067	$464,170	$165,012	$629,182

On October 10, 2007, the Federal Home Loan Bank of Chicago (“FHLBC”) filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. The FHLBC did not pay dividends during the third and fourth quarter of 2007 and announced in April 2008 that dividend payments are unlikely at least through 2008. At March 31, 2008, we held, at cost, $10.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Loans

Total loans decreased $21.1 million to $2.51 billion at March 31, 2008, from total loans of $2.53 billion at December 31, 2007. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $14.6 million, or 0.6%, while consumer-oriented loans declined $6.5 million. The decline in total commercial loans was due to a $61.5 million, or 9.2%, decrease in real estate—construction loans. This decrease was partly offset by a $29.1 million, or 3.4%, increase in C&I loans and a $17.8 million, or 2.1%, increase in commercial real estate loans.

The composition of our loan portfolio as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008		December 31, 2007
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$879,322	35%	$850,196	34%
Commercial real estate secured	857,394	34	839,629	33
Real estate—construction	610,164	24	671,678	26
Consumer-oriented loans	165,341	7	171,863	7

Gross loans	$2,512,221	100%	$2,533,366	100%

Total C&I loans increased $29.1 million, or 3.4%, to $879.3 million at March 31, 2008, as compared to $850.2 million at December 31, 2007 and now account for 35.0% of our total loan portfolio. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans increased $17.8 million, or 2.1%, to $857.4 million at March 31, 2008, as compared to $839.6 million at December 31, 2007. Most of the increase was due to an increase in loans secured by non-owner occupied commercial property, partly offset by a decline in loans secured by owner-occupied commercial property. The composition of our commercial real estate secured portfolio was approximately as follows as of the dates indicated:

	March 31, 2008		December 31, 2007
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	62%	21%	59%	20%
Owner occupied	23	8	25	8

Subtotal	85	29	84	28
Residential income properties	15	5	16	5

Total commercial real estate secured	100%	34%	100%	33%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. Our real estate-construction loans decreased by $61.5 million, or 9.2%, to $610.2 million at March 31, 2008, as compared to $671.7 million at December 31, 2007. The downturn in the real estate construction market has caused this portfolio to decrease in 2008 and 2007. We expect that the slowing residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio as declining home sales has reduced the demand for both new homes and the development of residential lots and vacant land. The composition of our real estate-construction portfolio was approximately as follows as of the dates indicated:

	March 31, 2008		December 31, 2007
	Percentage of Total Construction Loans	Percentage of Gross Loans	Percentage of Total Construction Loans	Percentage of Gross Loans
Residential properties:
Single family	29%	7%	29%	8%
Multifamily, including townhomes and condominiums	30	7	31	8

Subtotal	59	14	60	16
Commercial properties	14	3	17	4
Land and land development	27	7	23	6

Total real estate-construction	100%	24%	100%	26%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $6.5 million, or 3.8%, to $165.3 million at March 31, 2008. Residential real estate loans decreased $1.5 million, or 2.5%, to $58.7 million. Home equity loans and lines of credit declined $5.2 million, or 5.2%, to $94.5 million. The portion of home equity loans and lines of credit that was originally sourced through brokers totaled $15.4 million at March 31, 2008.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$4,263	$4,253	$2,577
Nonaccrual loans
Commercial and industrial	10,689	5,069	4,896
Commercial real estate secured	5,874	10,935	2,041
Real estate – construction	75,389	52,412	14,696
All other loan types	3,287	2,996	3,018

Total nonaccrual	95,239	71,412	24,651

Total nonperforming loans	99,502	75,665	27,228
Other real estate owned	5,066	2,599	351
Other repossessed assets	7	7	—

Total nonperforming assets	$104,575	$78,271	$27,579

Nonperforming loans to total loans	3.96%	2.99%	1.09%
Nonperforming assets to total loans plus repossessed property	4.15%	3.09%	1.10%
Nonperforming assets to total assets	2.97%	2.20%	0.85%

Nonperforming assets were $104.6 million, or 2.97% of total assets on March 31, 2008, compared to $78.3 million, or 2.20% of total assets on December 31, 2007, and $27.6 million, or 0.85% of total assets on March 31, 2007. The majority of the increase in nonperforming assets from December 31, 2007 to March 31, 2008 related to a single borrower with five loans totaling $26.7 million relating to residential development. Nonperforming real estate—construction loans accounted for 79.2% of all nonaccrual loans at March 31, 2008. In addition, the increase in other real estate owned was primarily due to the transfer during the quarter of an existing nonaccrual loan related to a residential housing development.

The following table present data related to nonaccrual loans by dollar amount as of the dated indicated:

	March 31, 2008			December 31, 2007
	Number of Borrowers	Number of Loans	Amount	Number of Borrowers	Number of Loans	Amount
Nonaccrual loans by dollar range	(dollars in thousands)
$15.0 million or more	2	6	$45,899	1	1	$19,083
$10.0 million to $14.9 million	1	4	14,122	2	5	26,333
$5.0 million to $9.9 million	1	3	9,634	—	—	—
$1.0 million to $4.9 million	8	18	16,720	8	15	19,235
Under $1.0 million	58	61	8,864	56	58	6,761

Total nonaccrual loans	70	92	$95,239	67	79	$71,412

The residential housing market did not show improvement during the first quarter of 2008, placing continued financial stress on customers, particularly those engaged in residential development. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. Where there is reduced demand for new homes, certain residential developers may be required to hold their properties for longer periods of time or sell their properties at reduced prices, which can lead to greater holding costs and lower or deferred cash inflows. These factors may result in higher credit risk for the lender. In addition, we believe the recent turmoil in the sub-prime lending market has caused tightened credit standards throughout the mortgage industry and has taken some potential home buyers out of the market. We viewed the increase in our nonperforming loans as an indicator of increased credit risk in our loan portfolio and incorporated those trends into our evaluation of the adequacy of the allowance for loan losses. A continued downturn in the residential real estate market in 2008 could result in additional defaults by our real estate developers.

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

Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
	(in thousands)
Recorded balance of impaired loans	$128,147	$90,972	$30,659
Allowance for loan losses related to impaired loans	16,581	9,375	2,573

Impaired loans at March 31, 2008 increased $37.2 million, or 40.9%, compared with December 31, 2007, and the allowance for loan losses related to impaired loans increased $7.2 million from year-end 2007. Similar to nonaccrual loans, the increase in impaired loans was due to the addition of one borrower with five loans totaling $26.7 million.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Average total loans	$2,485,028	$2,486,884

Total loans at end of period	$2,512,193	$2,501,508

Allowance for loan losses:
Allowance at beginning of period	$54,681	$37,516
Net (charge-offs) recoveries:
Commercial and commercial real estate	(164)	(1,311)
Real estate – construction	(1,687)	(1,054)
Residential real estate mortgages and consumer loans	(387)	(421)

Total net charge-offs	(2,238)	(2,786)
Provision for loan losses	11,750	3,600

Allowance at end of period	$64,193	$38,330

Annualized net charge-offs to average total loans	0.36%	0.45%
Allowance to total loans at end of period	2.56%	1.53%
Allowance to nonperforming loans	64.51%	140.77%

Our allowance for loan losses was $64.2 million at March 31, 2008, or 2.56% of end-of-period loans and 64.51% of nonperforming loans. At March 31, 2007, the allowance for loan losses was $38.3 million, which represented 1.53% of end-of-period loans and 140.77% of nonperforming loans. Net charge-offs during the first quarter of 2008 were $2.2 million, or 0.36% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2007 were $2.8 million, or 0.45% of average loans on an annualized basis.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $11.8 million for the first quarter of 2008, compared to $3.6 million for the first quarter of 2007. The continued weak economic environment surrounding residential development primarily produced the increase in the provision for loan losses. The continued high level of nonperforming loans, impaired loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heightened monitoring, all factored into the increase of our provision for loan losses in 2008 as compared to 2007. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposit balances at March 31, 2008 increased $125.3 million from year-end 2007, mostly as a result of increased out-of-market deposits. During the first quarter of 2008, total in-market deposits declined $31.0 million, or 1.6%. Non-interest-bearing deposits declined $71.5 million, primarily due to a seasonal decline in corporate trust deposits of $60.9 million. In addition money market accounts declined $43.2 million, while customer certificates of deposit and public time deposits increased $70.7 million and $22.2 million, respectively. Total out-of-market deposits increased by $156.3 million, or 23.0%, from year-end 2007. Brokered money market deposits, out-of-local-market certificates of deposit and brokered certificates of deposit increased $22.7 million, $41.4 million and $92.2 million, respectively from December 31, 2007. Increased out-of-market deposits were used in large part to reduce FHLB advances collateralized by investment securities and other borrowings.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2008	Dec. 31, 2007
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$400,244	$471,770
NOW accounts	68,624	76,572
Savings accounts	48,126	49,386
Money market accounts	664,614	707,829
Customer certificates of deposit	614,175	543,443
Public time deposits	75,092	52,895

Total in-market deposits	1,870,875	1,901,895
Out-of-market deposits:
Brokered money market deposits	78,211	55,507
Out-of-local-market certificates of deposit	158,593	117,159
Brokered certificates of deposit	597,839	505,631

Total out-of-market deposits	834,643	678,297

Total deposits	$2,705,518	$2,580,192

Average deposits for the first three months of 2008 increased $108.2 million to $2.66 billion, compared to $2.56 billion for the first three months of 2007. Total time deposits increased $171.0 million, with brokered certificates of deposit accounting for $92.0 million of that increase. Money market deposits decreased $56.1 million, in both higher-rate market-priced money market accounts and low-cost money market accounts. In addition, deposits in lower rate products, such as NOW and savings accounts, declined from 2007 to 2008.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$392,315	14.7%	—%	$381,670	14.9%	—%
NOW accounts	75,232	2.8	0.53	83,245	3.2	0.67
Money market accounts	781,970	29.4	2.75	838,080	32.8	4.42
Savings deposits	48,955	1.8	0.20	58,204	2.3	0.28
Time deposits:
Certificates of deposit	556,328	20.9	4.71	519,062	20.3	4.67
Out-of-local-market certificates of deposit	142,278	5.3	5.09	103,969	4.1	5.40
Brokered certificates of deposit	599,629	22.5	5.00	507,862	19.9	4.97
Public Funds	68,108	2.6	4.25	64,494	2.5	5.16

Total time deposits	1,366,343	51.3	4.86	1,195,387	46.8	4.89

Total deposits	$2,664,815	100.0%		$2,556,586	100.0%

Other Borrowings and Liabilities

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option (“TT&L note”) borrowings. Period-end other borrowings decreased $64.6 million to $324.5 million at March 31, 2008, as compared to $389.1 million at December 31, 2007. A $40.0 million decrease in borrowings under the TT&L note program produced the majority of the decrease.

Borrowings from the FHLBC decreased $100.0 million during the first three months of 2008 to $105.0 million at March 31, 2008, as a $100.0 million advance that matured in January 2008 was not renewed.

At March 31, 2008, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are currently callable at par, at our option. We continue to review alternatives available to us to refinance or repay the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. Unamortized issuance costs relating to these debentures were $2.5 million on March 31, 2008. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

CAPITAL RESOURCES

At March 31, 2008 and December 31, 2007, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$363,663	12.67%	>$229,699	>8.00%	>$287,124	>10.00%
Cole Taylor Bank	341,580	11.92	>229,154	>8.00	>286,443	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	324,564	11.30	>114,850	>4.00	>172,274	>6.00
Cole Taylor Bank	305,424	10.66	>114,577	>4.00	>171,866	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	324,564	9.21	>141,004	>4.00	>176,255	>5.00
Cole Taylor Bank	305,424	8.69	>140,642	>4.00	>175,802	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	330,451	11.44	>115,587	>4.00	>173,381	>6.00
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	330,451	9.40	>140,567	>4.00	>175,709	>5.00
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00

The Bank’s ratios of total capital and Tier I capital to risk weighted assets increased at March 31, 2008 compared with December 31, 2007, as the decrease in risk weighted assets was greater than the decline in regulatory capital. However, an increase in average assets caused the Bank’s leverage ratio to decrease. The Bank is subject to dividend restrictions established by regulatory authorities. The dividends that Cole Taylor Bank could declare and pay to the Company, as of March 31, 2008, without the approval of regulatory authorities, amounted to approximately $11.0 million. The Bank did not pay any dividends to the Company during the first three months of 2008.

The Company’s total capital levels decreased at March 31, 2008 compared with December 31, 2007 as a result of the net loss and dividends paid to common shareholders during the quarter. During the first quarter of 2008, we declared common stock dividends of $0.10 per share, totaling $1.1 million.

LIQUIDITY

Our liquidity increased during the first three months of 2008, as collateralized borrowings were replaced with brokered certificates of deposit. FHLB advances totaling $100.0 million and TT&L note borrowings totaling $40.1 million, both of which were collateralized by investment securities, were not renewed at maturity. Cash flow from principal payments and maturities of investment securities were retained in cash equivalents. Loans decreased $16.2 million.

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

At the holding company level, cash and cash equivalents totaled $17.9 million at March 31, 2008, as compared to $22.0 million at December 31, 2007. Cash outflows during the first three months of 2008 included $1.9 million of interest paid on our junior subordinated debentures and $1.1 million of dividends paid to our common shareholders. The Company had a $20.0 million revolving line of credit that had not been drawn upon as of March 31, 2008.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2008, we had $980 million of undrawn commitments to extend credit and $84 million of financial and performance standby letters of credit. In comparison, at December 31, 2007, we had $962 million of undrawn commitments to extend credit and $97 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at March 31, 2008 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	$5,546	Pay 6.10% Receive 4.369%	8/1/2015	$(330)
Interest Rate Swap—receive fixed/pay variable	5,546	Receive 6.10% Pay 4.369%	8/1/2015	374

Total	$11,092

At March 31, 2008, our only derivative instruments were interest rate exchange agreements related to customer transactions. During 2007, as an accommodation to a customer, we entered into a $5.9 million amortizing notional amount interest rate swap. At the same time, in order to offset our exposure, we entered into an amortizing notional amount interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

During March 2008, we terminated two interest rate floor agreements with a notional amount of $200.0 million. One of the floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. During the first quarter of 2008, other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement. The other floor agreement, with a notional amount of $100.0 million was designated as a cash flow hedge. Upon termination, $1.1 million of unrealized gains that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, will be amortized over what would have been the remaining life of the floor agreement. This floor was scheduled to mature in July 2010.

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

Our simulation modeling of the March 31, 2008 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated that our net interest margin would likely decline in future periods if market interest rates remain unchanged. Additional factors, such as nonaccrual loan volume and the continued repricing of our term interest-bearing liabilities would also be expected to depress our net interest margin. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2008		At December 31, 2007
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,886	3.76%	$2,433	2.36%
- 200 basis points over one year	(1,812)	(1.75)%	(1,926)	(1.87)%

Our simulation modeling at March 31, 2008 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $3.9 million, or 3.8%, higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impacted our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be lower than that projected in the rates unchanged environment. Our net interest income in year one in a 200 basis point falling rate scenario was calculated to be $1.8 million, or 1.8%, lower than in a rates unchanged scenario.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 will amend SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for fiscal years beginning after November 15, 2008. While we have not completed our evaluation of SFAS 161, the adoption in 2009 is not expected to have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. While we have not completed our evaluation of this Statement, the adoption of SFAS 160 in 2009 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). This statement revises and replaces SFAS No. 141 (“Business Combinations”), which was issued in June 2001. SFAS 141R establishes principles and requirements for how an acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, recognize and measure goodwill acquired, and determine what information to disclose to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any financial assets or liabilities as of that date.

The FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in generally accepted accounting principles. The Statement emphasizes that fair value is a market-based measurement, and not an entity-specific measurement, based on an exchange transaction between market participants in which an entity sells an asset or transfers a liability. SFAS 157 also establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial statements.

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

	2008 Quarter Ended	2007 Quarter Ended				2006 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$52,654	$56,879	$57,483	$56,691	$56,006	$57,599	$57,393	$54,553
Interest expense	28,180	31,392	31,176	30,235	29,551	29,970	29,305	27,097

Net interest income	24,474	25,487	26,307	26,456	26,455	27,629	28,088	27,456
Provision for loan losses	11,750	23,000	3,400	1,900	3,600	900	2,100	2,100
Noninterest income	3,215	3,612	5,404	4,065	3,238	4,745	3,666	3,452
Other derivative income (expense)	887	270	159	(61)	24	(42)	59	(105)
Noninterest expense	21,816	17,515	18,059	17,652	18,062	18,707	18,167	18,599
Goodwill impairment	—	23,237	—	—	—	—	—	—

Income (loss) before income taxes	(4,990)	(34,383)	10,411	10,908	8,055	12,725	11,546	10,104
Income taxes (benefit)	(1,150)	(5,118)	3,190	3,756	2,733	618	(7,347)	3,799

Net income (loss)	$(3,840)	$(29,265)	$7,221	$7,152	$5,322	$12,107	$18,893	$6,305

Earnings (loss) per share:
Basic	$(0.37)	$(2.78)	$0.68	$0.65	$0.48	$1.10	$1.72	$0.58
Diluted	(0.37)	(2.78)	0.67	0.65	0.48	1.09	1.70	0.57

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area; the risks associated with the high concentration of commercial real estate loans in our portfolio; the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market; the risks associated with management changes, employee turnover and our commercial banking growth initiatives; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2007 Annual Report on Form 10-K filed with the SEC on March 13, 2008. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

Exhibit Number	Description of Exhibits
4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits
4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

10.54	Agreement and Release among Taylor Capital Group, Inc., Cole Taylor Bank, and Mark Garrigus

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.

Date: May 9, 2008

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)