Form 10-Q
period 2008-06-30
TAYLOR CAPITAL GROUP INC
filed 2008-08-08
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2008, there were 10,965,986 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$89,129	$74,353
Federal funds sold	65,960	4,550
Short-term investments	156	4,658

Total cash and cash equivalents	155,245	83,561
Investment securities:
Available-for-sale, at fair value	818,217	892,346
Held-to-maturity, at amortized cost (fair value of $25 at June 30, 2008 and December 31, 2007)	25	25
Loans, net of allowance for loan losses of $104,742 and $54,681 at June 30, 2008 and December 31, 2007, respectively	2,621,113	2,478,652
Premises, leasehold improvements and equipment, net	15,708	16,109
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,335	15,310
Other real estate and repossessed assets, net	4,280	2,606
Other assets	89,211	67,854

Total assets	$3,719,134	$3,556,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$424,440	$471,770
Interest-bearing	2,495,194	2,108,422

Total deposits	2,919,634	2,580,192
Other borrowings	300,567	389,054
Accrued interest, taxes and other liabilities	43,928	41,354
Notes payable and FHLB advances	147,000	205,000
Junior subordinated debentures	86,607	86,607

Total liabilities	3,497,736	3,302,207

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 18,000,000 shares authorized; 11,918,654 and 11,504,662 shares issued at June 30, 2008 and December 31, 2007, respectively; 10,965,986 and 10,551,994 shares outstanding at June 30, 2008 and December 31, 2007, respectively	119	115
Surplus	198,175	197,214
Retained earnings	44,908	75,145
Accumulated other comprehensive income, net	2,832	6,418
Treasury stock, at cost, 952,668 shares at June 30, 2008 and December 31, 2007	(24,636)	(24,636)

Total stockholders’ equity	221,398	254,256

Total liabilities and stockholders’ equity	$3,719,134	$3,556,463

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$35,749	$49,208	$76,978	$97,388
Interest and dividends on investment
Taxable	8,954	5,640	18,355	11,415
Tax-exempt	1,456	1,524	2,938	3,054
Interest on cash equivalents	247	319	789	840

Total interest income	46,406	56,691	99,060	112,697

Interest expense:
Deposits	19,606	24,158	41,579	47,882
Other borrowings	2,355	2,748	5,090	5,547
Notes payable and FHLB advances	1,173	1,356	2,747	2,420
Junior subordinated debentures	1,707	1,973	3,605	3,937

Total interest expense	24,841	30,235	53,021	59,786

Net interest income	21,565	26,456	46,039	52,911
Provision for loan losses	49,355	1,900	61,105	5,500

Net interest income (loss) after provision for loan losses	(27,790)	24,556	(15,066)	47,411

Noninterest income:
Service charges	2,255	1,895	4,421	3,705
Trust and investment management fees	1,035	1,005	1,842	1,957
Loan syndication fees	—	400	116	400
Other derivative income (expense)	65	(61)	952	(37)
Other noninterest income	675	765	801	1,241

Total noninterest income	4,030	4,004	8,132	7,266

Noninterest expense:
Salaries and employee benefits	11,096	9,916	22,799	19,530
Occupancy of premises	1,883	2,080	3,830	3,966
Furniture and equipment	850	825	1,668	1,699
Non-performing asset expense	2,471	141	3,479	432
Legal fees, net	769	649	1,354	1,456
Early extinguishment of debt	384	—	1,194	—
FDIC assessment	586	81	1,112	162
Other professional services	404	503	1,050	1,184
Other noninterest expense	4,180	3,457	7,953	7,285

Total noninterest expense	22,623	17,652	44,439	35,714

Income (loss) before income taxes	(46,383)	10,908	(51,373)	18,963
Income tax expense (benefit)	(21,067)	3,756	(22,217)	6,489

Net income (loss)	$(25,316)	$7,152	$(29,156)	$12,474

Basic earnings (loss) per common share	$(2.42)	$0.65	$(2.79)	$1.14
Diluted earnings (loss) per common share	(2.42)	0.65	(2.79)	1.12

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Amortization of stock based compensation awards	—	—	1,111	—	—	—	1,111
Issuance of restricted stock grants	—	4	(4)	—	—	—	—
Exercise of stock options	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	(176)	—	—	—	(176)
Comprehensive income (loss):
Net loss	—	—	—	(29,156)	—	—	(29,156)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	(4,149)	—	(4,149)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	1,543	—	1,543
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	(980)	—	(980)

Total comprehensive loss							(32,742)

Common stock dividends— $0.10 per share	—	—	—	(1,081)	—	—	(1,081)

Balance at June 30, 2008	$—	$119	$198,175	$44,908	$2,832	$(24,636)	$221,398

Balance at December 31, 2006	$—	$115	$194,687	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	806	—	—	—	806
Exercise of stock options	—	—	228	—	—	—	228
Tax benefit on stock options exercised and stock awards	—	—	98	—	—	—	98
Purchase of treasury stock	—	—	—	—	—	(9,944)	(9,944)
Comprehensive income:
Net income	—	—	—	12,474	—	—	12,474
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	(4,498)	—	(4,498)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	(917)	—	(917)
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	272	—	272

Total comprehensive income							7,331

Common stock dividends— $0.20 per share	—	—	—	(2,195)	—	—	(2,195)

Balance at June 30, 2007	$—	$115	$195,819	$99,324	$(10,741)	$(17,001)	$267,516

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(29,156)	$12,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other derivative (income) expense	(952)	37
Amortization of premiums and discounts, net	(495)	41
Deferred loan fee amortization	(1,121)	(2,301)
Provision for loan losses	61,105	5,500
Depreciation and amortization	1,688	1,704
Deferred income taxes	(21,230)	(1,283)
Losses on other real estate	814	21
Tax benefit (expense) on stock options exercised or stock awards	(176)	98
Excess tax benefit on stock options exercised and stock awards	155	(61)
Cash received on termination of derivative instruments	3,934	—
Other, net	(244)	1,047
Changes in other assets and liabilities:
Accrued interest receivable	3,596	345
Other assets	(2,068)	1,010
Accrued interest, taxes and other liabilities	2,082	(4,020)

Net cash provided by operating activities	17,932	14,612

Cash flows from investing activities:
Purchases of available-for-sale securities	(39,994)	(30,011)
Proceeds from principal payments and maturities of available-for-sale securities	107,759	81,180
Proceeds from principal payments and maturities of held-to-maturity securities	—	250
Net increase in loans	(207,142)	(62,886)
Net additions to premises, leasehold improvements and equipment	(1,287)	(548)
Net cash paid on sale of branch	(6,444)	—
Additions to foreclosed property	(179)	—
Net proceeds from sales of other real estate	2,284	103

Net cash used by investing activities	(145,003)	(11,912)

Cash flows from financing activities:
Net increase (decrease) in deposits	346,448	(128,200)
Net increase (decrease) in other borrowings	(88,487)	28,776
Proceeds from notes payable and FHLB advances	122,000	25,000
Repayments of notes payable and FHLB advances	(180,000)	—
Proceeds from exercise of employee stock options	30	228
Purchase of treasury stock	—	(9,944)
Excess tax benefit on stock options exercised and stock awards	(155)	61
Dividends paid	(1,081)	(2,226)

Net cash provided by (used in) financing activities	198,755	(86,305)

Net increase (decrease) in cash and cash equivalents	71,684	(83,605)
Cash and cash equivalents, beginning of period	83,561	134,920

Cash and cash equivalents, end of period	$155,245	$51,315

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,181	$61,036
Income taxes	244	8,010

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(4,149)	$(4,498)
Loans transferred to other real estate	4,772	655

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$84,993	$817	$(103)	$85,707
Collateralized mortgage obligations	160,211	354	(2,673)	157,892
Mortgage-backed securities	435,999	2,577	(3,321)	435,255
State and municipal obligations	140,504	787	(1,928)	139,363

Total available-for-sale	821,707	4,535	(8,025)	818,217

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$821,732	$4,535	$(8,025)	$818,242

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$105,720	$629	$(44)	$106,305
Collateralized mortgage obligations	167,509	691	(2,623)	165,577
Mortgage-backed securities	472,477	5,655	(2,008)	476,124
State and municipal obligations	143,271	1,304	(235)	144,340

Total available-for-sale	888,977	8,279	(4,910)	892,346

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$889,002	$8,279	$(4,910)	$892,371

3. Loans:

Loans classified by type at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial and industrial	$1,044,520	$850,196
Commercial real estate secured	918,161	839,629
Real estate-construction	601,204	671,678
Residential real estate mortgages	55,479	60,195
Home equity loans and lines of credit	94,725	99,696
Consumer	9,655	10,551
Other loans	2,135	1,421

Gross loans	2,725,879	2 ,533,366
Less: Unearned discount	(24)	(33)

Total loans	2,725,855	2,533,333
Less: Allowance for loan losses	(104,742)	(54,681)

Loans, net	$2,621,113	$2,478,652

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule.

	June 30, 2008	December 31, 2007
	(in thousands)
Nonaccrual loans	$152,872	$71,412
Recorded balance of impaired loans	176,730	90,972
Allowance for loan losses related to impaired loans	51,298	9,375

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
NOW accounts	$69,048	$76,572
Savings accounts	44,823	49,386
Money market deposits	682,311	763,336
Time deposits:
Certificates of deposit of less than $100,000	282,321	229,474
Certificates of deposit of $100,000 or more	432,549	313,969
Out-of-local-market certificates of deposit	171,550	117,159
Brokered certificates of deposit	736,259	505,631
Public time deposits	76,333	52,895

Total time deposits	1,699,012	1,219,128

Total interest-bearing deposits	$2,495,194	$2,108,422

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. During the first six months of 2008, the Company called $115 million of brokered CDs before their stated maturity that were at rates higher than current market rates. These brokered CDs were replaced with other CDs at lower interest rates. In connection with these early redemptions, the Company recorded expense of $384,000 and $1.2 million during the second quarter of 2008 and the first six months, respectively, to write-off the unamortized broker placement fees and fair value adjustments on these CDs. This expense is reported as early extinguishment of debt and included in noninterest expense on the statement of operations. Brokered CDs callable by us totaled $137.5 million at June 30, 2008. The composition of brokered CDs at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Par value of brokered CDs	$740,479	$509,561
Unamortized broker placement fees	(2,936)	(1,733)
Fair value adjustment	(1,284)	(2,197)

Total	$736,259	$505,631

5. Other Borrowings:

Other borrowings at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008		December 31, 2007
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$86,293	0.84%	$125,461	2.67%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	14,149	1.88	23,468	4.00
U.S. Treasury tax and loan note option	125	1.76	40,125	4.25

Total	$300,567	3.03%	$389,054	3.62%

6. Notes Payable & FHLB Advances:

Notes Payable and FHLB advances at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	Dec. 31, 2007
	(in thousands)
Taylor Capital Group, Inc.:
Revolving Credit Facility – $20.0 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate at June 30, 2008 was 5.11%; matures November 27, 2008	$12,000	$—

Total notes payable	12,000	—

Cole Taylor Bank:
FHLB Advance – interest determined daily at the Fed Funds rate minus 3 basis points, interest rate at December 31, 2007 was 3.68%, matured January 14, 2008	—	100,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate at December 31, 2007 was 5.47%; matured April 7, 2008	—	30,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 2.48%, due July 7, 2008	10,000	—
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.76%; interest rate at June 30, 2008 and December 31, 2007 was 2.97% and 5.50% respectively, due July 13, 2008	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	—
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	—

Total FHLB advances	135,000	205,000

Total notes payable and FHLB advances	$147,000	$205,000

The Company has a $20.0 million revolving line of credit. As of June 30, 2008, $12.0 million of the revolver was outstanding. The notes payable require compliance with certain defined financial covenants. As of June 30, 2008, the Company is in compliance with these covenants.

7. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax

	(in thousands)
Change in unrealized gain (loss) on available-for-sale securities	$(16,006)	$6,324	$(9,682)	$(10,317)	$4,034	$(6,283)
Change in net unrealized gain (loss) from cash flow hedging instruments	822	(325)	497	(2,059)	806	(1,253)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,062)	417	(645)	208	(72)	136

Other comprehensive loss	$(16,246)	$6,416	$(9,830)	$(12,168)	$4,768	$(7,400)

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax

	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$(6,859)	$2,710	$(4,149)	$(7,387)	$2,889	$(4,498)
Change in net unrealized gain/(loss) from cash flow hedging instruments	2,545	(1,002)	1,543	(1,510)	593	(917)
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,589)	609	(980)	418	(146)	272

Other comprehensive loss	$(5,903)	$2,317	$(3,586)	$(8,479)	$3,336	$(5,143)

8. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated. Due to the net loss for both the three and six month periods ended June 30, 2008, all of the 690,998 options outstanding to purchase shares of common stock were considered antidilutive and not included in the computation of diluted earnings per share. For both the three and six month periods ended June 30, 2007, stock options outstanding to purchase 297,557 common shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Net income (loss)	$(25,316)	$7,152	$(29,156)	$12,474

Weighted average common shares outstanding	10,446,512	10,921,043	10,442,573	10,965,754
Dilutive effect of common stock equivalents	—	122,466	—	129,976

Diluted weighted average common shares outstanding	10,446,512	11,043,509	10,442,573	11,095,730

Basic earnings (loss) per common share	$(2.42)	$0.65	$(2.79)	$1.14
Diluted earnings (loss) per common share	(2.42)	0.65	(2.79)	1.12

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during 2008 had a weighted average grant date fair value of $5.61 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 2.93%, an expected stock price volatility of 33.00%, an expected dividend payout of 2.00%, and an expected option life of 5.25 years. The stock options granted in 2008 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the six month period ended June 30, 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2008	744,986	$26.17
Granted	50,000	19.99
Exercised	(1,800)	16.67
Forfeited	(64,428)	32.36
Expired	(37,760)	21.50

Outstanding at June 30, 2008	690,998	$25.43

Exercisable at June 30, 2008	506,854	$24.50

During 2008, the Company has granted restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the six month period ended June 30, 2008:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2008	115,979	$33.37
Granted	427,924	16.09
Vested	(18,728)	32.16
Forfeited	(15,733)	25.16

Nonvested at June 30, 2008	509,442	19.15

10. Derivative Financial Instruments:

At times, the Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at June 30, 2008:

Product	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Cash flow hedging derivative instrument:
Interest Rate Swap—receive fixed/pay variable	$100,000	Receive 6.64% Pay 5.00%	3.0 yrs.	$822
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	23,980	Pay 5.92% Receive 3.61%	4.3 yrs	(660)
Interest Rate Swap—receive fixed/pay variable	23,980	Receive 5.92% Pay 3.61%	4.3 yrs	728

Total non-hedging derivative instruments	47,960

Total	$147,960

During the second quarter of 2008, the Company entered into a $100.0 million notional amount interest rate swap agreement that is designated as a cash flow hedge against interest receipts from prime-base loans. Under this agreement, the Company will receive payments at a fixed rate of 6.64% computed on the notional amount and pay a variable rate, based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. This cash flow hedge was highly effective during the second quarter of 2008.

As of June 30, 2008, the Company also had $48.0 million notional amount of interest rate swap agreements related to customer transactions. The Company entered into certain interest rate swap agreements with our customers to accommodate their borrowing needs. At the same time, in order to offset the exposure and manage it own interest rate risk, the Company enters into interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

During March 2008, the Company terminated two interest rate floor agreements with notional amounts totaling $200.0 million. One of these floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. During the first quarter of 2008, other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement, up to the date of termination.

The second floor agreement, with a notional amount of $100.0 million, was designated as a cash flow hedge. Upon termination, $1.1 million of unrealized gains that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, is being amortized to loan interest income over what would have been the remaining life of the floor agreement. This floor agreement was scheduled to mature in July 2010.

11. Fair Value:

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. In February 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, the Company has delayed application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned assets, and non-financial liabilities. The impact of the adoption of SFAS 157 was not material.

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

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company will evaluate certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At June 30, 2008, a significant portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of liquidation of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$818,217	$—	$818,217	$—
Assets held in employee deferred compensation plans	5,562	5,562	—	—
Derivative instruments	1,550	—	1,550	—
Liabilities:
Derivative Instruments	660	—	660	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$71,998	$—	$64,934	$7,064

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income Taxes

The Company has recorded significant deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes only net charge-offs are deductible, not the provision for loan losses. A valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. Evidence of the realizability of the deferred tax asset includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods. At June 30, 2008, the Company determined that no valuation allowance relating to its deferred tax asset was necessary. This determination was based, in part, on the Company’s internal earnings projections which reflect that future taxable income will be sufficient to realize the deferred tax asset. These future earning projections are based on numerous assumptions and are complicated by the uncertainty of future economic conditions. Because of the sensitivity of the underlying assumptions to general economic conditions, our actual taxable income may vary from our current projections and we might not realize the benefit of this deferred tax asset.

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

RESULTS OF OPERATIONS

Overview

Our earnings in 2008 have been negatively impacted by the downturn in the residential real estate market, which has led us to increase our provision for loan losses, nonperforming loans, other real estate owned, and nonperforming asset expense. In addition, our noninterest expense during 2008 has increased as a result of our recently implemented growth strategy. Since the beginning of the year, we have hired nearly 40 experienced, Chicago-area commercial bankers, nearly doubling the size of our commercial banking team. This recruiting has increased noninterest expense during 2008 through additional salary, sign-on bonuses, and associated expenses.

We reported a net loss of $25.3 million, or ($2.42) per diluted share outstanding, for the second quarter of 2008, compared to net income of $7.2 million, or $0.65 per diluted share, in the second quarter of 2007. A $47.5 million increase in the provision for loan losses primarily produced the decline in earnings between the two periods. In addition, a decrease in net interest income and higher noninterest expense reduced earnings.

For the first six months of 2008, we reported a net loss of $29.2 million, or ($2.79) per diluted share, compared to earnings of $12.5 million, or $1.12 per diluted share, during the first six months of 2007. A $55.6 million increase in the provision for loan losses, along with lower net interest income and higher noninterest expense, produced the decline in earnings between the two year-to-date periods.

In July 2008, we announced that we have signed a non-binding letter of intent and exclusivity agreement with Harrison I. Steans and Jennifer W. Steans for a proposed private placement to accredited investors led by them of $50 million in convertible preferred stock. The preferred stock would be entitled to dividends at a regular annual rate of 8% of the liquidation preference and, subject to stockholder approval to the extent required by Nasdaq Marketplace Rules, would be convertible into shares of the Company’s common stock at a conversion price of $10.00 per share. We also announced that we intend to pursue a private placement of up to $50 million of subordinated debt by our wholly-owned subsidiary, Cole Taylor Bank. We anticipate that the proceeds from the preferred stock and subordinated debt would be used to strengthen our balance sheet to help fund our growth strategy. The non-binding letter of intent is subject to a number of conditions, including further due diligence and the negotiation and execution of mutually acceptable investment documents. This investment also will require Federal and State regulatory approval prior to closing. We can provide no assurances that such approvals will be obtained, or that the transaction will be consummated on the terms described above, or at all.

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

Quarter Ended June 30, 2008 as Compared to the Quarter Ended June 30, 2007

Net interest income was $21.6 million for the second quarter of 2008, a decrease of $4.9 million, or 18.5%, from $26.5 million of net interest income in the second quarter of 2007. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2008 was $22.4 million, compared to $27.3 million for the same quarter a year ago. This non-GAAP presentation is discussed further below. Net interest income for the second quarter of 2008 was lower due to a decline in net interest margin, partly offset by higher average interest earning assets.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 2.60% for the second quarter of 2008, compared to 3.44% for the same quarter a year ago, a decrease of 84 basis points. The net interest margin was lower in the second quarter of 2008 as declining asset yields outpaced the reductions in our funding costs. Between the two quarterly periods, the yield on our interest-earning assets decreased 175 basis points from 7.25% for the second quarter of 2007 to 5.50% for the second quarter of 2008. The lower asset yields were due primarily to declining market interest rates between the two quarterly periods, including a 325 basis point reduction in the prime lending rate between June 30, 2007 and June 30, 2008. Approximately 62% of our loan portfolio is based upon a floating or variable rate. In addition, lost interest on nonaccrual loans reduced total interest income by $2.2 million, or 26 basis points.

For the second quarter of 2008, the cost of our interest-bearing liabilities was 3.52%, compared to 4.68% during the second quarter of 2007, a decrease of 116 basis points. In response to the decline in asset yields, we lowered the pricing on certain customer deposits. However, because term deposits generally take longer to reprice to current market rates than floating and variable rate assets, the overall decline in the cost of our interest bearing liabilities lags the decrease in total earning asset yield.

Our current interest rate risk simulation modeling, using market interest rates in effect at June 30, 2008, indicates that our net interest margin in the third quarter would likely decline as compared to the second quarter if market rates remain unchanged. Because of uncertainty in the market place, we have maintained higher liquidity, including prefunding certain term deposits that are scheduled to mature over the next six months. Our models indicate that maintaining the higher level of liquidity will negatively impact our net interest margin during the third quarter of 2008. In addition, if market rates were to continue to decline, we would expect further compression of our net interest margin as some of our non-maturity deposits have or would have reached their implied floors. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Our average interest-earning assets during the second quarter of 2008 were $3.45 billion, an increase of $264.9 million, or 8.3%, as compared to the same quarter in 2007. A $200.5 million, or 31.2%, increase in average investment securities and a $42.2 million increase in average loan balances combined to produce the higher interest earning assets. The higher average investment securities mainly resulted from the purchase of $314 million of investment securities, primarily mortgage-related securities, during the second half of 2007 in a strategy designed to reduce the impact to our net interest income from declining interest rates. Average loans outstanding increased to $2.56 billion during the second quarter of 2008 compared to $2.52 billion during the second quarter of 2007. An increase in average commercial loans, partly offset by lower mortgage and consumer loans, caused the increase in average loan balances.

Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

Net interest income was $46.0 million for the first six months of 2008, compared to $52.9 million during the same six month period a year ago, a decrease of $6.9 million, or 13.0%. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2008 was $47.7 million, compared to $54.7 million for the first six months of 2007. This non-GAAP presentation is discussed further below. Similar to the quarterly comparison, net interest income for the first six months of 2008 was lower due to a decline in net interest margin, partly offset by higher average interest earning assets.

Our net interest margin declined 68 basis points to 2.78% during the first half of 2008 as compared to 3.46% during the first half of 2007. Between the two six month periods, declining earning-asset yields outpaced the decline in our interest-bearing funding cost. Our total earning asset yield during the first half of 2008 was 5.87% compared to 7.24% during the first half of 2007, a decrease of 137 basis points. At the same time, the cost of our interest-bearing liabilities decreased 88 basis points to 3.76% during the first half of 2008 from 4.64% during the first half of 2007. As with the quarterly comparison, our asset yields have declined with the reductions in market interest rates between the two year-to-date periods.

Our average interest-earning assets during the first half of 2008 were $3.44 billion, an increase of $258.4 million, or 8.1%, as compared to the $3.18 billion of average interest earning assets during the first half of 2007. Most of the increase in average interest-earning assets was a result of the purchase of investment securities in the second half of 2007. Average investment securities increased $211.2 million, or 32.4%, in the first half of 2008 as compared to the same six month period a year ago. In addition, average loan balances increased $20.1 million, as a $36.5 million increase in average commercial loans was partly offset by lower mortgage and consumer loans.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter Ended June 30, 2008 Over Quarter Ended June 30, 2007 INCREASE/(DECREASE)			Six Months Ended June 30, 2008 Over Six Months Ended June 30, 2007 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$2,470	$740	$3,210	$5,207	$1,556	$—	$6,763
Cash equivalents	184	(256)	(72)	485	(541)	5	(51)
Loans	813	(14,303)	(13,490)	780	(21,786)	539	(20,467)

Total interest-earning assets			(10,352)				(13,755)

INTEREST PAID ON:
Interest-bearing deposits	2,178	(6,730)	(4,552)	3,573	(10,141)	265	(6,303)
Total borrowings	873	(1,715)	(842)	2,238	(2,766)	66	(462)

Total interest-bearing liabilities			(5,394)				(6,765)

Net interest income, tax-equivalent	$1,816	$(6,774)	$(4,958)	$3,644	$(10,847)	$213	$(6,990)

(1)	The six months ended June 30, 2008 had 182 days compared to 181 days in the six months ended June 30, 2007.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net interest income as stated	$21,565	$26,456	$46,039	$52,911
Tax equivalent adjustment-investments	785	820	1,583	1,644
Tax equivalent adjustment-loans	31	63	64	121

Tax equivalent net interest income	$22,381	$27,339	$47,686	$54,676

Yield on earning assets without tax adjustment	5.40%	7.14%	5.78%	7.13%
Yield on earning assets - tax equivalent	5.50%	7.25%	5.87%	7.24%

Net interest margin without tax adjustment	2.51%	3.33%	2.68%	3.34%
Net interest margin - tax equivalent	2.60%	3.44%	2.78%	3.46%

Net interest spread without tax adjustment	1.88%	2.46%	2.02%	2.48%
Net interest spread - tax equivalent	1.98%	2.57%	2.11%	2.60%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended June 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$703,314	$8,954	5.09%	$496,634	$5,640	4.54%
Tax-exempt (tax-equivalent) (2)	140,749	2,241	6.37	146,917	2,345	6.39

Total investment securities	844,063	11,195	5.31	643,551	7,985	4.96

Cash Equivalents	46,516	247	2.10	24,261	319	5.19

Loans (2) (3):
Commercial and commercial real estate	2,393,130	33,249	5.50	2,335,535	45,546	7.71
Residential real estate mortgages	57,504	818	5.69	60,708	906	5.97
Home equity and consumer	107,772	1,465	5.47	119,993	2,401	8.03
Fees on loans		248			417

Net loans (tax-equivalent) (2)	2,558,406	35,780	5.62	2,516,236	49,270	7.85

Total interest-earning assets (2)	3,448,985	47,222	5.50	3,184,048	57,574	7.25

NON-EARNING ASSETS:
Allowance for loan losses	(66,626)			(39,016)
Cash and due from banks	53,953			52,044
Accrued interest and other assets	90,456			90,260

TOTAL ASSETS	$3,526,768			$3,287,336

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$772,224	3,023	1.57	$878,050	8,881	4.06
Savings deposits	45,695	16	0.14	55,108	39	0.28
Time deposits	1,494,097	16,567	4.46	1,220,132	15,238	5.01

Total interest-bearing deposits	2,312,016	19,606	3.41	2,153,290	24,158	4.50

Other borrowings	306,523	2,355	3.04	248,037	2,748	4.38
Notes payable and FHLB advances	133,550	1,173	3.47	104,176	1,356	5.15
Junior subordinated debentures	86,607	1,707	7.88	86,607	1,973	9.11

Total interest-bearing liabilities	2,838,696	24,841	3.52	2,592,110	30,235	4.68

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	393,341			379,243
Accrued interest, taxes, and other liabilities	42,843			39,677

Total noninterest-bearing liabilities	436,184			418,920

STOCKHOLDERS’ EQUITY	251,888			276,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,526,768			$3,287,336

Net interest income (tax-equivalent) (2)		$22,381			$27,339

Net interest spread (tax-equivalent) (2) (4)			1.98%			2.57%

Net interest margin (tax-equivalent) (2) (5)			2.60%			3.44%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$720,792	$18,355	5.09%	$503,897	$11,415	4.53%
Tax-exempt (tax-equivalent) (2)	141,544	4,521	6.39	147,239	4,698	6.38

Total investment securities	862,336	22,876	5.31	651,136	16,113	4.95

Cash Equivalents	59,136	789	2.64	32,048	840	5.21

Loans (2) (3):
Commercial and commercial real estate	2,353,935	71,029	5.97	2,317,421	90,087	7.73
Residential real estate mortgages	59,018	1,711	5.80	61,335	1,778	5.80
Home equity and consumer	108,764	3,229	5.97	122,885	4,811	7.89
Fees on loans		1,073			833

Net loans (tax-equivalent) (2)	2,521,717	77,042	6.14	2,501,641	97,509	7.86

Total interest-earning assets (2)	3,443,189	100,707	5.87	3,184,825	114,462	7.24

NON-EARNING ASSETS:
Allowance for loan losses	(61,184)			(38,429)
Cash and due from banks	53,763			56,569
Accrued interest and other assets	90,168			89,114

TOTAL ASSETS	$3,525,936			$3,292,079

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$814,713	8,465	2.09	$899,568	18,146	4.07
Savings deposits	47,325	40	0.17	56,647	79	0.28
Time deposits	1,430,220	33,074	4.65	1,207,828	29,657	4.95

Total interest-bearing deposits	2,292,258	41,579	3.65	2,164,043	47,882	4.46

Other borrowings	320,402	5,090	3.14	252,896	5,547	4.36
Notes payable and FHLB advances	136,308	2,747	3.99	92,155	2,420	5.22
Junior subordinated debentures	86,607	3,605	8.32	86,607	3,937	9.09

Total interest-bearing liabilities	2,835,575	53,021	3.76	2,595,701	59,786	4.64

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	392,828			380,450
Accrued interest, taxes, and other liabilities	42,738			41,385

Total noninterest-bearing liabilities	435,566			421,835

STOCKHOLDERS’ EQUITY	254,795			274,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,525,936			$3,292,079

Net interest income (tax-equivalent) (2)		$47,686			$54,676

Net interest spread (tax-equivalent) (2) (4)			2.11%			2.60%

Net interest margin (tax-equivalent) (2) (5)			2.78%			3.46%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service charges	$2,255	$1,895	$4,421	$3,705
Trust services	696	643	1,187	1,129
Investment management fees	339	362	655	828
Loan syndication fees	—	400	116	400
Other noninterest income	675	765	801	1,241

	3,965	4,065	7,180	7,303
Other derivative income (expense)	65	(61)	952	(37)

Total noninterest income	$4,030	$4,004	$8,132	$7,266

Total noninterest income was $4.0 million during the second quarter of 2008, relatively unchanged from the second quarter of 2007. A $360,000 increase in service charges and higher trust fees were mostly offset by lower loan syndication fees. For the first six months of 2008, total noninterest income increased $866,000, or 11.9%, to $8.1 million, as compared to $7.3 million during the same six month period in 2007. A $989,000 increase in other derivative income and a $716,000 increase in service charges, partly offset by lower investment management and loan syndication fees, combine to produce the higher level of noninterest income

Service charges, principally derived from deposit accounts, were $2.3 million during the second quarter of 2008, compared to $1.9 million during the second quarter in 2007, an increase of $360,000, or 19.0%. On a year-to-date basis, service charges increased $716,000, or 19.3%, to $4.4 million during the first six months of 2008, as compared to $3.7 million during the same six month period in 2007. The increase in service charge revenue in 2008 was primarily caused by a lower earnings credit rate given to customers on their collected account balances and a 2% increase in gross activity fees. Our earnings credit rate was approximately 200 basis points lower on average during the first half of 2008 as compared to the first half of 2007.

Trust revenues increased in both the quarterly and year-to date comparisons. During the second quarter of 2008, trust fees increased $53,000, or 8.2%, to $696,000, as compared to $643,000 during the second quarter of 2007. For the first six months of 2008, trust fees were $1.2 million, an increase of $58,000, or 5.1%, as compared to the $1.1 million of trust fees during the first six months of 2007.

Investment management fees decreased in both the quarterly and year-to date comparisons. Investment management fees decreased $23,000, or 6.4%, to $339,000 in second quarter of 2008, as compared to $362,000 during the same quarter a year ago. Investment management fees were $655,000 during the first six months of 2008, a decrease of $173,000, or 20.9%, as compared to the $828,000 during the first six months of 2007. The lower fee income was primarily a result of reduced assets under management.

Syndication fees totaled $116,000 during the first six months of 2008, as compared to $400,000 during the first six months of 2007. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market as well as our balance sheet and credit risk management.

Currently, we derive other derivative income or expense from changes in the fair value of the customer-related interest rate swap agreements, which are not designated as accounting hedges, and from any ineffectiveness in our interest rate swap that is currently designated as cash flow hedge. Throughout 2007 and up to March 2008, other derivative income also included changes in the fair value and net cash settlement of an interest rate floor agreement which was not designated as an accounting hedge. This floor agreement was terminated in March 2008. Our other derivative income was $65,000 during the second quarter of 2008 compared to other derivative expense of $61,000 during the second quarter of 2007. The other derivative income in 2008 resulted from the changes in the fair value of our customer-related interest rate swaps, while the other derivative expense in the second quarter of 2007 resulted from decrease in the value of our non-designated floor agreement. On a year-to-date basis, we recorded other derivative income of $952,000 during the first half of 2008, as compared to $37,000 of other derivative expense during the first half of 2007. The higher income in 2008 was primarily due to the increase in the fair value of our undesignated interest rate floor agreement as the prime interest rate declined.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Other noninterest income was $675,000 during the second quarter of 2008, as compared to $765,000 during the second quarter a year ago. Other noninterest expense was $801,000 during the first six months of 2008, as compared to $1.2 million during the first six months of 2007, a decrease of $440,000. In both the quarterly and the year-to-date comparisons, most of the decrease in other noninterest income was caused by changes in the fair value of assets held in our employees’ deferred compensation plans.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$9,405	$8,309	$17,750	$16,415
Sign-on bonuses and severance	513	118	1,883	223
Incentives, commissions, and retirement benefits	1,178	1,489	3,166	2,892

Total salaries and employee benefits	11,096	9,916	22,799	19,530
Occupancy of premises, furniture and equipment	2,733	2,905	5,498	5,665
Nonperforming asset expense	2,471	141	3,479	432
Legal fees, net	769	649	1,354	1,456
Early extinguishment of debt	384	—	1,194	—
FDIC assessment	586	81	1,112	162
Other professional services	404	503	1,050	1,184
Other noninterest expense	4,180	3,457	7,953	7,285

Total noninterest expense	$22,623	$17,652	$44,439	$35,714

Efficiency Ratio	88.39%	57.95%	82.03%	59.35%

Noninterest expense during the second quarter of 2008 increased $5.0 million, or 28.2%, to $22.6 million, as compared to $17.7 million during the second quarter of 2008. For the first six months of 2008, noninterest expense increased $8.7 million, or 24.4%, to $44.4 million, as compared to $35.7 million during the first six months of 2008. The increases in noninterest expenses were caused by higher salaries and benefits, nonperforming asset expense, FDIC assessments, and expenses related to the early extinguishment of above market rate brokered certificates of deposit.

Total salaries and employee benefits expense increased as we hired nearly 40 individuals during the first half of 2008. We added to the number of commercial relationship managers and replaced and augmented our existing credit administration staff. Our recruiting increased salaries and benefit expense from increased salary expense, cash sign-on bonuses and stock based awards to attract the new employees. Total salaries and benefits during the second quarter of 2008 were $11.1 million, an increase of $1.2 million, or 11.9%, as compared to the $9.9 million of expense during the same quarter a year ago. For the first six months of 2008, total salaries and benefits were $22.8 million, an increase of $3.3 million, or 16.7%, as compared to $19.5 million of expense in the first six months of 2007.

Total salaries, employment taxes, and medical insurance expenses increased $1.1 million, or 13.2%, to $9.4 million for the second quarter of 2008, as compared to $8.3 million for the second quarter of 2007. On a year-to-date basis, total salaries, employment taxes, and medical insurance expenses salary expense increased $1.3 million, or 8.1%, to $17.8 million for the first half of 2008, as compared to $16.4 million for the first six months of 2007. For both the quarterly and year-to-date periods, the increase was primarily a result of increased salaries. Total full-time equivalent employees were 440 at June 30, 2008 compared to 418 and 421 at December 31, 2007 and June 30, 2007, respectively.

Sign-on bonuses totaled $502,000 for the second quarter of 2008 compared to $110,000 for the second quarter a year ago. For the first six months of 2008, sign-on bonuses totaled $1.3 million, compared to $158,000 for the first half of 2007. We expect to incur additional one-time sign on bonuses for the new hires that started employment in the third quarter related to expansions to our asset based lending program. Year-to-date 2008 severance expense totaled $627,000, compared with $65,000 for the first half of 2007.

Incentives, commissions, and retirement benefits decreased $311,000 during the second quarter of 2008 to $1.2 million, as compared to $1.5 million during the second quarter of 2007. Lower accruals for performance based incentives and employee retirement programs primarily produced the decline in expense between the quarterly periods. For the first six months of 2008, incentives, commissions, and retirement benefit expense was $3.2 million, as compared to $2.9 million for the first half of 2007, an increase of $274,000, or 9.5%. Expense related to restricted stock grants, primarily in connection with recruiting activities, increased $364,000 in the first six months of 2008, compared with the first half of 2007. We expect to incur additional stock grant expense in future quarters related to recruiting activities.

Nonperforming asset expenses increased $2.3 million in the second quarter of 2008, compared to the second quarter of 2007, primarily from the recognition of a $2.2 million liability for unfunded loan commitments associated with certain of our impaired loans. For the first six months of 2008, nonperforming asset expense was $3.5 million, as compared to $432,000 during the first six months of 2007. In addition to the $2.2 million increase described above, we recognized an $807,000 provision to reduce the carrying value of certain other real estate owned. We expect that our nonperforming asset expense will continue to be significant in future periods because of the current high level of nonperforming assets and other real estate owned.

Legal fees were $769,000 in the second quarter of 2008, compared to $649,000 in the same quarter in 2007. An increase in legal fees associated with our employee benefit plans and other employee related matters, primarily produced the increase in expense. For the first six months of 2008, legal fees totaled $1.4 million, as compared to $1.5 million during the same six month period a year ago.

During the first six months of 2008, we incurred $1.2 million of expense, for the early redemption of approximately $115 million of above market rate brokered certificates of deposits. Of the total expense, $384,000 was incurred during the second quarter of 2008. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption.

Our Federal Deposit Insurance Corporation (“FDIC”) insurance premium has increased in 2008 as compared to 2007 as the FDIC increase premiums for all financial institutions. FDIC insurance premiums were $586,000 in the second quarter of 2008, compared with $81,000 for the second quarters of 2007. FDIC insurance expense for the first half of 2008 was $1.1 million compared with $162,000 for the first six months of 2007. Beginning in 2007, the FDIC increased the rates paid for deposit insurance, but, at the same time, allowed eligible insured institutions to share in an one-time assessment credit for institutions in existence at December 31, 1996 that had paid deposit insurance assessments prior to that date. The Bank received a one-time credit and utilized the credit during 2007 and the first quarter of 2008 to offset its deposit insurance assessment. The Bank fully utilized the credit during the first quarter of 2008, and, therefore, FDIC insurance premiums have increased. We expect deposit insurance premiums for the full year 2008 to be approximately $2.4 million higher than for the full year 2007.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $4.2 million in the second quarter of 2008, an increase of $723,000 as compared to the $3.5 million of expense during the second quarter of 2007. For the first six months of 2008, other noninterest expense was $8.0 million, as compared to $7.3 million during the first six months of 2007, an increase of $668,000, or 9.2%.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 88.39% in the second quarter of 2008 and 82.03% during the first six months of 2008. In comparison, the efficiency ratio was 57.95% and 59.35% during the second quarter and first six months of 2007, respectively. The higher level of noninterest expense and the lower net interest income produced the higher ratio in 2008.

Income Taxes

Because of our pre-tax loss, we recorded an income tax benefit of $21.1 million for the second quarter of 2008, resulting in an effective income tax rate of 45.4%. For the first half of 2008, we recorded an income tax benefit of $22.2 million, resulting in an effective income tax rate of 43.2%. In comparison, we recorded income tax expense of $3.8 million for the second quarter of 2007 and $6.5 million for the first half of 2007, resulting in effective tax rates of 34.4% and 34.2%, respectively. In each of the 2008 periods, our pre-tax loss combined with the impact of our permanent differences, such as tax exempt securities, caused the higher effective income tax benefit.

As of June 30, 2008, our recorded net deferred tax asset totaled $48.6 million, the largest portion of which relates to our $104.7 million allowance for loan losses. A valuation allowance is required to be recognized if it is determined “more likely than not” that the deferred tax asset will not be realized. We evaluated the deferred tax asset at June 30, 2008 and determined that no valuation allowance is required. We believe that the deferred tax asset will be realized through both the existence of approximately $22 million of income taxes paid in the available carry-back years and through the generation of future taxable income.

FINANCIAL CONDITION

Overview

Total assets increased $162.7 million, or 4.6%, to $3.72 billion at June 30, 2008 from total assets of $3.56 billion at December 31, 2007. Loans increased $142.5 million, or 5.7%, to $2.62 billion at June 30, 2008 from $2.48 billion at December 31, 2007. While total deposits increased $339.4 million, or 13.2%, other borrowings decreased $88.5 million and notes payable and FHLB advances decreased $58.0 million. Total stockholders’ equity at June 30, 2008 was $221.4 million, compared to $254.3 million at December 31, 2007, a decrease of $32.9 million.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $155.2 million at June 30, 2008, compared to $83.6 million at December 31, 2007. The Bank increased its short-term liquidity in 2008 to prudently respond to the more volatile credit and deposit markets.

Investment Securities

Investment securities totaled $818.2 million at June 30, 2008, compared to $892.4 million at December 31, 2007, a decrease of $74.1 million, or 8.3%. Cash flows from maturies and payments on investment securities were not reinvested in the securities portfolio. The overall weighted average life of our investment portfolio at June 30, 2008 was approximately 5.5 years, compared to approximately 5.4 years at December 31, 2007.

At June 30, 2008, the net unrealized loss on the available for sale securities totaled $3.5 million, compared to a net unrealized gain of $3.4 million from December 31, 2007. At June 30, 2008, we had gross unrealized losses of $8.0 million, primarily in the mortgage-related and municipal securities portfolios. We believe that none of these unrealized losses represented other-than-temporary impairment of our investment portfolio. We have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

No impairment losses have been incurred in connection with our investment securities portfolio in either 2008 or 2007.

The following table shows the composition of our mortgage-related securities as of June 30, 2008 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$421,215	$132,647	$553,862	$421,453	$131,395	$552,848
Private Issuers	14,784	27,564	42,348	13,802	26,497	40,299

	$435,999	$160,211	$596,210	$435,255	$157,892	$593,147

On October 10, 2007, the Federal Home Loan Bank of Chicago (“FHLBC”) filed a Form 8-K in which it reported that the FHLBC had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. The FHLBC has not paid dividends for the past four quarters and have announced that dividend payments are unlikely at least through 2008. At June 30, 2008, we held, at cost, $10.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Loans

During the first six months of 2008, total loans increased $192.5 million, or 7.6%, to $2.73 billion at June 30, 2008 from total loans of $2.53 billion at December 31, 2007. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, increased $202.4 million, or 8.6%, while consumer-oriented loans declined $9.9 million. A $194.3 million, or 22.9%, increase in C&I loans produced most of the growth in total loans. Additionally, commercial real estate secured loans increased by $78.5 million, or 9.4%. These increases were partly offset by a $70.0 million, or 14.2%, decrease in residential construction and land loans.

The composition of our loan portfolio as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008		December 31, 2007
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$1,044,520	38%	$850,196	34%
Commercial real estate secured	918,161	34	839,629	33
Residential construction & land	422,801	15	492,780	19
Commercial construction & land	178,403	7	178,898	7
Consumer-oriented loans	161,994	6	171,863	7

Gross loans	$2,725,879	100%	$2,533,366	100%

At June 30, 2008 total C&I loans accounted for 38% of the total loan portfolio. Total C&I loans were $1.04 billion at June 30, 2008, an increase of $194.3 million, or 22.9%, as compared to $850.2 million at December 31, 2007. C&I loans include all loans for commercial purposes that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans increased $78.5 million, or 9.4%, to $918.2 million at June 30, 2008, as compared to $839.6 million at December 31, 2007. The increase was due to an increase in loans secured by non-owner occupied commercial property. The composition of our commercial real estate secured portfolio, which comprised 34% of the total loan portfolio at June 30, 2008, was approximately as follows as of the dates indicated:

	June 30, 2008		December 31, 2007
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	62%	21%	59%	20%
Owner occupied	22	8	25	8

Subtotal	84	29	84	28
Residential income properties	16	5	16	5

Total commercial real estate secured	100%	34%	100%	33%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. The portion of this portfolio related to residential construction and land decreased by $70.0 million, or 14.2%, to $422.8 million at June 30, 2008, as compared to $492.8 million at December 31, 2007. The residential real estate construction portfolio accounted for 15% of the total loan portfolio at June 30, 2008, down from 19% of the total loan portfolio at December 31, 2007. The downturn in the residential real estate construction market has caused this portfolio to decline. We expect that the slowing residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio as declining home sales have reduced the demand for both new homes and the development of residential lots and vacant land. Our commercial construction and land portfolio remained relatively unchanged at $178.4 million at June 30, 2008, as compared to $178.9 million at December 31, 2008, and comprised 7% of the total loan portfolio. The composition of our real estate-construction portfolio, including both residential and commercial, was as follows as of the dates indicated:

	June 30, 2008			December 31, 2007
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$149,744	25%	5%	$176,739	26%	7%
Condo (new & conversions)	102,379	17	4	127,112	19	5
Multi-family	55,463	9	2	68,976	10	2
Completed for sale	23,201	4	1	28,436	4	1

Total residential construction	330,787	55	12	401,263	59	15
Land – unimproved & farmland	63,925	10	2	68,188	10	3
Land – improved & entitled	5,399	1	*	5,344	1	*
Land – under development	22,690	4	1	17,985	3	1

Total land	92,014	15	3	91,517	14	4

Total residential construction and land	422,801	70	15	$492,780	73	19

Commercial properties	178,403	30	7	178,898	27	7

Total real estate- construction	$601,204	100%	22%	$671,678	100%	26%

*	less than 1%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $9.9 million, or 5.7%, to $162.0 million at June 30, 2008. Residential real estate loans decreased $4.7 million, or 7.8%, to $55.5 million. Home equity loans and lines of credit declined $5.0 million, or 5.0%, to $94.7 million. The portion of home equity loans and lines of credit that was originally sourced through brokers totaled $14.9 million at June 30, 2008.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2008	Dec. 31, 2007	June 30, 2007
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$1,588	$4,253	$1,339
Nonaccrual loans
Commercial and industrial	12,759	5,069	3,632
Commercial real estate secured	14,246	10,935	6,333
Residential construction & land	116,376	52,000	22,185
Commercial construction & land	7,388	412	—
All other loan types	2,103	2,996	2,712

Total nonaccrual loans	152,872	71,412	34,862

Total nonperforming loans	154,460	75,665	36,201
Other real estate owned	4,280	2,599	943
Other repossessed assets	—	7	—

Total nonperforming assets	$158,740	$78,271	$37,144

Nonperforming loans to total loans	5.67%	2.99%	1.41%
Nonperforming assets to total loans plus repossessed property	5.81%	3.09%	1.45%
Nonperforming assets to total assets	4.27%	2.20%	1.13%

Nonperforming assets were $158.7 million, or 4.27% of total assets on June 30, 2008, compared to $78.3 million, or 2.20% of total assets on December 31, 2007, and $37.1 million, or 1.13% of total assets on June 30, 2007. The majority of the increase in nonperforming assets during the first six months of 2008 related to loans to real estate developers as the residential housing market continued to deteriorate during the second quarter of 2008. Non accrual residential real estate construction loans comprised 76.1% of total nonaccrual loans at June 30, 2008. Additionally, 58.4% of total nonaccrual loans at June 30, 2008 represent loans to five borrowers.

The following table presents loans past due 30 to 89 days and still accruing as of the dates indicated:

	June 30, 2008	Dec. 31, 2007	June 30, 2007
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing	$30,168	$63,553	$31,790
30 – 89 days past due to total loans	1.11%	2.51%	1.24%

The following table presents data related to nonaccrual loans by dollar amount as of the dates indicated:

	June 30, 2008			December 31, 2007
Nonaccrual loans by dollar range	Number of Borrowers	Number of Loans	Amount	Number of Borrowers	Number of Loans	Amount
	(dollars in thousands)
$15.0 million or more	3	10	$64,215	1	1	$19,083
$10.0 million to $14.9 million	2	5	25,078	2	5	26,333
$5.0 million to $9.9 million	3	10	19,700	—	—	—
$1.0 million to $4.9 million	13	24	31,388	8	15	19,235
Under $1.0 million	76	79	12,491	56	58	6,761

Total nonaccrual loans	97	128	$152,872	67	79	$71,412

The residential housing market continued to deteriorate in the second quarter of 2008, placing continued financial stress on customers, particularly those engaged in residential development. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. Where there is reduced demand for new homes, residential developers may be required to hold their properties for longer periods of time or sell their properties at reduced prices, which can lead to greater holding costs and lower or deferred cash inflows. These factors may result in higher credit risk for the lender. In addition, we believe the recent turmoil in the sub-prime lending market has caused tightened credit standards throughout the mortgage industry and has taken some potential home buyers out of the market. We viewed the increase in our nonperforming loans as a reflection of increased credit risk in our loan portfolio, and we incorporated those trends into our evaluation of the adequacy of the allowance for loan losses. A continued downturn in the residential real estate market in 2008 could result in additional defaults by our real estate developers, and therefore, additional provision for loan losses.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. For impaired loans that are secured by real estate, our general practice is to use current appraisals to determine the appropriate allowance. Impaired loans at June 30, 2008 were $176.7 million, an increase of $85.8 million, or 94.3%, as compared with December 31, 2007. The allowance for loan losses related to impaired loans was $51.3 million at June 30, 2008, an increase of $41.9 million from year-end 2007.

Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2008	Dec. 31, 2007	June 30, 2007
	(in thousands)
Recorded balance of impaired loans	$176,730	$90,972	$36,045
Allowance for loan losses related to impaired loans	51,298	9,375	$4,249

The composition of our impaired loans and the related allowance at June 30, 2008 was as follows:

	Impaired Loans	Allowance for Losses
	(in thousands)
Commercial and industrial	$25,791	$3,037
Commercial real estate secured	14,246	1,948
Residential construction and land	129,306	46,156
Commercial construction and land	7,387	157

Total Impaired loans and allowance	$176,730	$51,298

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended		For Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(dollars in thousands)
Average total loans	$2,558,406	$2,516,236	$2,521,717	$2,501,641

Total loans at end of period	$2,725,855	$2,562,000	$2,725,855	$2,562,000

Allowance for loan losses:
Allowance at beginning of period	$64,193	$38,330	$54,681	$37,516
Net (charge-offs) recoveries:
Commercial and commercial real estate	(4,191)	(215)	(4,355)	(1,390)
Real estate - construction	(4,237)	(10)	(5,924)	(1,064)
Residential real estate mortgages and consumer loans	(378)	(206)	(765)	(763)

Total net charge-offs	(8,806)	(431)	(11,044)	(3,217)
Provision for loan losses	49,355	1,900	61,105	5,500

Allowance at end of period	$104,742	$39,799	$104,742	$39,799

Annualized net charge-offs to average total loans	1.38%	0.07%	0.88%	0.26%
Allowance to total loans at end of period	3.84%	1.55%	3.84%	1.55%
Allowance to nonperforming loans	67.81%	109.94%	67.81%	109.94%

Our allowance for loan losses was $104.7 million at June 30, 2008, or 3.84% of end-of-period loans and 67.81% of nonperforming loans. At June 30, 2007, the allowance for loan losses was $39.8 million, which represented 1.55% of end-of-period loans and 109.94% of nonperforming loans. Net charge-offs during the second quarter of 2008 were $8.8 million, or 1.38% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2007 were $431,000, or 0.07% of average loans on an annualized basis. For the first six months of 2008, net charge-offs were $11.0 million, or 0.88% of average loans on an annualized basis, as compared to net charge-offs of $3.2 million, or 0.26% of average loans, during the first six months of 2007. We expect that net charge-offs in the second half of 2008 will be higher than during the first six months of 2008.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $49.4 million for the second quarter of 2008, compared to $1.9 million for the second quarter of 2007. The provision for loan losses was $61.1 million during the first half of 2008 compared to $5.5 million during the first half of 2007. The continued weak economic environment surrounding residential development primarily produced the increase in the provision for loan losses. The continued high level of nonperforming loans, impaired loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heightened monitoring, all factored into the increase of our provision for loan losses in 2008 as compared to 2007. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposits at June 30, 2008 increased $339.4 million to $2.92 billion at June 30, 2008 from $2.58 billion at December 31, 2007, mostly as a result of increased out-of-market deposits. Total in-market deposits were $1.91 billion at June 30, 2008, an increased of $7.0 million, or 0.4%, as compared to December 31, 2007. Total in-market certificates of deposit increased $171.4 million as a result of more local market CD promotions. Money market balances declined $128.8 million primarily due to lower balances maintained by a single large money market account holder. Non-interest-bearing deposits declined $47.3 million, as seasonal corporate trust deposits declined $52.8 million. Total out-of-market deposits increased $332.8 million, to $1.1 billion, or 34.6% of total deposits at June 30, 2008. Brokered money market deposits, out-of-local-market certificates of deposit and brokered certificates of deposit increased $47.7 million, $54.4 million and $230.6 million, respectively, as compared to December 31, 2007.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	June 30, 2008	Dec. 31, 2007
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$424,440	$471,770
NOW accounts	69,048	76,572
Savings accounts	44,823	49,386
Money market accounts	579,056	707,829
Customer certificates of deposit	714,870	543,443
Public time deposits	76,333	52,895

Total in-market deposits	1,908,570	1,901,895
Out-of-market deposits:
Brokered money market deposits	103,255	55,507
Out-of-local-market certificates of deposit	171,550	117,159
Brokered certificates of deposit	736,259	505,631

Total out-of-market deposits	1,011,064	678,297

Total deposits	$2,919,634	$2,580,192

Average deposits for the first six months of 2008 increased $140.6 million to $2.69 billion, compared to $2.54 billion for the first six months of 2007. Total time deposits increased $222.4 million during the first half of 2008 as compared to the first half of 2007. The increased was comprised of higher local-market certificates of deposit of $92.5 million and out of market certificates of deposit of $126.3 million. The increase in term deposits was partly offset by lower money market deposits of $75.5 million.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$392,828	14.6%	—%	$380,450	15.0%	—%
NOW accounts	73,380	2.7	0.41	82,784	3.3	0.75
Money market accounts	741,333	27.7	2.26	816,784	32.1	4.40
Savings deposits	47,325	1.8	0.17	56,647	2.2	0.28
Time deposits:
Certificates of deposit	597,147	22.2	4.49	504,612	19.8	4.72
Out-of-local-market certificates of deposit	157,171	5.9	4.76	109,604	4.3	5.41
Brokered certificates of deposit	605,056	22.5	4.86	526,331	20.7	5.05
Public Funds	70,846	2.6	3.87	67,281	2.6	5.14

Total time deposits	1,430,220	53.2	4.65	1,207,828	47.4	4.95

Total deposits	$2,685,086	100.0%		$2,544,493	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option (“TT&L note”) borrowings. Period-end other borrowings decreased $88.5 million to $300.6 million at June 30, 2008, as compared to $389.1 million at December 31, 2007. A $40.0 million decrease in borrowings under the TT&L note program combined with a $39.2 million decrease in overnight securities sold under agreements to repurchase produced the majority of the decrease.

Notes Payable and FHLB Advances

At June 30, 2008, we had outstanding $12.0 million under our $20.0 million revolving credit facility.

Borrowings from the FHLBC decreased $70.0 million during the first six months of 2008 to $135.0 million at June 30, 2008.

Junior Subordinated Debentures

At June 30, 2008, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are currently callable at par, at our option. We continue to monitor the trust preferred securities market for an opportunity to refinance the 9.75% fixed-rate trust preferred securities and the related junior subordinated debentures. Unamortized issuance costs relating to these debentures were $2.5 million on June 30, 2008. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

At June 30, 2008, we also had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II, our wholly-owned statutory trust. These junior subordinated debentures pay a variable interest rate based upon the 3 month LIBOR plus 2.68%. We may redeem all or part of the debentures at any time on or after June 17, 2009, subject to regulatory approval, at par.

CAPITAL RESOURCES

At June 30, 2008 and December 31, 2007, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of June 30, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$321,237	10.26%	>$	250,513	>8.00%	>$	313,141	>10.00%
Cole Taylor Bank	314,824	10.06		>250,336	>8.00		>312,921	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	270,140	8.63		>125,256	>4.00		>187,884	>6.00
Cole Taylor Bank	274,899	8.78		>125,168	>4.00		>187,752	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	270,140	7.71		>140,220	>4.00		>175,274	>5.00
Cole Taylor Bank	274,899	7.85		>140,078	>4.00		>175,098	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$	231,175	>8.00%	>$	288,968	>10.00%
Cole Taylor Bank	342,607	11.88		>230,677	>8.00		>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	330,451	11.44		>115,587	>4.00		>173,381	>6.00
Cole Taylor Bank	306,333	10.62		>115,339	>4.00		>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	330,451	9.40		>140,567	>4.00		>175,709	>5.00
Cole Taylor Bank	306,333	8.74		>140,232	>4.00		>175,290	>5.00

Our regulatory capital ratios declined at June 30, 2008 as compared to December 31, 2007 as a result of the following three factors:

•	We recognized a net loss for the first half of 2008,

•	total risk-weighted and average assets increased, and

•	a portion of our deferred tax asset was disallowed under regulatory capital rules.

At June 30, 2008, the portion of the deferred tax asset that was disallowed for regulatory capital purposes (but not for GAAP reporting purposes) was $16.0 million at the Bank and $21.3 million at the consolidated level.

On June 27, 2008, the Company contributed $10.0 million in capital to the Bank. On July 18, 2008, the Company contributed an additional $12.0 million in capital to the Bank. The Bank’s total risk-based capital ratio on July 31, 2008 was 10.17%.

The Bank did not pay any dividends to the Company during the first half of 2008. The Bank is subject to dividend restrictions established by regulatory authorities. As of June 30, 2008, the Bank could declare and pay to the Company, without the approval of regulatory authorities, $4.0 million in dividends.

On July 29, 2008, we announced that we had signed a non-binding letter of intent and exclusivity agreement with Harrison I. Steans and Jennifer W. Steans for a proposed private placement to accredited investors led by them of $50.0 million of convertible preferred stock. We also announced a concurrent private placement of $50.0 million of subordinated debt by the Bank. If completed, we anticipate that the proceeds from the preferred stock offering and the subordinated debt would be used to strengthen our balance sheet to help fund our growth strategy. The consummation of the preferred stock sale is subject to a number of conditions, including further due diligence and the negotiation and execution of mutually acceptable investment documents. This transaction also will require Federal and State regulatory approval prior to closing. We can provide no assurances that such approvals will be obtained, or that the transaction will be consummated on the terms described above, or at all.

During the first quarter of 2008, we declared common stock dividends of $0.10 per share, totaling $1.1 million. We did not declare a dividend during the second quarter of 2008. Because of our expectations for future asset growth, we do not expect to declare common stock dividends for the remainder of 2008 or 2009.

In addition, our expected growth strategy in commercial and industrial lending is expected to require significant additional regulatory capital and is the primary driver behind our plans for a private placement of preferred stock and subordinated debt. If we are not successful in executing these private placements, we would be required to significantly reduce our earning asset growth in future periods.

LIQUIDITY

We increased our liquidity in 2008, primarily through a $346.4 million increase in deposit balances and $107.8 million of principal repayments from our investment portfolio. During the first half of 2008, cash balances were used to fund a $207.1 million increase in loan balances and reduce our borrowing balances. Other borrowing balances decreased by $88.5 million and our notes payable and FHLB advances decreased by $58.0 million during the first six months of 2008.

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

At the holding company level, cash and cash equivalents totaled $17.7 million at June 30, 2008, as compared to $22.0 million at December 31, 2007. Cash outflows during the first half of 2008 included a $10.0 million capital contribution to the Bank, $3.6 million of interest paid on our junior subordinated debentures, and $2.1 million of dividends paid to our common shareholders, representing quarterly dividends declared in the fourth quarter of 2007 and the first quarter of 2008. Cash inflows during the first six months of 2008 primarily consisted of a $12.0 million draw on our $20 million revolving line of credit. On July 18, 2008, the Company used $12.0 million of its cash for a capital contribution to the Bank

Our adverse operating results and our reduced regulatory total risk-based capital ratio may place greater challenges on our ability to retain or acquire new deposits and borrowings. Some deposit sources utilize independent bank ratings to select where they maintain their deposits and our ratings from certain independent rating companies has declined in 2008. Some deposit sources monitor regulatory capital ratios in selecting where to place their deposits and our total risk-based capital ratios declined in 2008.

In addition, banks must obtain regulatory approval from the FDIC to utilize brokered deposits if they are not considered “well-capitalized” under the regulatory capital guidelines. Although we are well-capitalized at June 30, 2008, a reduction in our total capital ratio as a result of either future adverse operating results or asset growth could prevent us from utilizing the brokered deposit market if we could not obtain the FDIC’s approval. Banks less than well-capitalized may request a waiver from the FDIC to continue to utilize brokered deposits. However, deposit brokers may choose not to place deposits in less than well-capitalized institutions or may require significantly higher interest rates for those deposits. At June 30, 2008, we had $839.5 million of brokered deposits.

Additionally, our revolving credit facility at the holding company level requires the Bank be well-capitalized and the holding company be adequately capitalized.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At June 30, 2008, we had $852 million of undrawn commitments to extend credit and $81 million of financial and performance standby letters of credit. In comparison, at December 31, 2007, we had $962 million of undrawn commitments to extend credit and $97 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn. We have, however, established a $2.2 million liability for losses on unfunded commitments related to certain nonperforming loans.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at June 30, 2008:

Product	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Cash flow hedging derivative instrument:
Interest Rate Swap—receive fixed/pay variable	$100,000	Receive 6.64% Pay 5.00%	3.0 yrs	$822
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	23,980	Pay 5.92% Receive 3.61%	4.3 yrs	(660)
Interest Rate Swap—receive fixed/pay variable	23,980	Receive 5.92% Pay 3.61%	4.3 yrs	728

Total non-hedging derivative instrument	47,960

Total	$147,960

During the second quarter of 2008, we entered into a $100.0 million notional amount interest rate swap agreement that is designated as a cash flow hedge against interest receipts from prime-base loans. Under this agreement, we will receive payments at a fixed rate of 6.64%, computed on the notional amount, and pay a variable rate based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments are recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. This cash flow hedge was highly effective during the second quarter of 2008.

As of June 30, 2008, we also had $48.0 million notional amount of interest rate swap agreements related to customer transactions. We have entered into interest rate swap agreements with our customers to accommodate their borrowing needs. At the same time, in order to offset our exposure and manage our own interest rate risk, we enter into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

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

We have used various interest rate contracts, including swaps, floors and collars, to manage interest rate and market risk. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Therefore, at inception these contracts are designated as hedges of specific existing assets and liabilities.

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

Our simulation modeling of the June 30, 2008 balance sheet, using the market interest rates in effect at period-end (the “rates unchanged” scenario), indicated that our net interest margin would likely decline in the third quarter of 2008 if market interest rates remain unchanged. In response to uncertainty in the market place, we have maintained higher liquidity including prefunding certain term deposits that are expected to mature in the next six months. Maintaining higher liquidity targets generally places downward pressure on a net interest margin. Additional critical factors affecting our net interest margin that are not specifically measured as part of interest rate risk are the impact of competition on loan and deposit pricing as well as changes in our balance sheet such as the mix of our funding.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve. In our modeling, we typically evaluate scenarios assuming a 200 basis point shift up or down in market interest rates. However, because of the relatively low level of market rates at June 30, 2008, a 100 basis point down scenario was used:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	June 30, 2008		At December 31, 2007
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$6,344	6.75%	$2,433	2.36%
- 100 basis points over one year	(3,141)	(3.34)%	—	—
- 200 basis points over one year	—	—	(1,926)	(1.87)%

Our simulation modeling at June 30, 2008 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $6.3 million, or 6.8%, higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impacted our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be lower than that projected in the rates unchanged environment. Our net interest income in year one in a 100 basis point falling rate scenario was calculated to be $3.1 million, or 3.3%, lower than in a rates unchanged scenario.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of amendments to certain Public Company Accounting Oversight Board standards. The hierarchical guidance provided by SFAS 162 will not have a significant impact on our financial statements.

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

	2008 Quarter Ended		2007 Quarter Ended				2006 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$46,406	$52,654	$56,879	$57,483	$56,691	$56,006	$57,599	$57,393
Interest expense	24,841	28,180	31,392	31,176	30,235	29,551	29,970	29,305

Net interest income	21,565	24,474	25,487	26,307	26,456	26,455	27,629	28,088
Provision for loan losses	49,355	11,750	23,000	3,400	1,900	3,600	900	2,100
Noninterest income	3,965	3,215	3,612	5,404	4,065	3,238	4,745	3,666
Other derivative income (expense)	65	887	270	159	(61)	24	(42)	59
Noninterest expense	22,623	21,816	17,515	18,059	17,652	18,062	18,707	18,167
Goodwill impairment	—	—	23,237	—	—	—	—	—

Income(loss)before income taxes	(46,383)	(4,990)	(34,383)	10,411	10,908	8,055	12,725	11,546
Income taxes (benefit)	(21,067)	(1,150)	(5,118)	3,190	3,756	2,733	618	(7,347)

Net income (loss)	$(25,316)	$(3,840)	$(29,265)	$7,221	$7,152	$5,322	$12,107	$18,893

Earnings (loss) per share:
Basic	$(2.42)	$(0.37)	$(2.78)	$0.68	$0.65	$0.48	$1.10	$1.72
Diluted	(2.42)	(0.37)	(2.78)	0.67	0.65	0.48	1.09	1.70

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area; the risks associated with the high concentration of commercial real estate loans in our portfolio; the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market; the risks associated with management changes, employee turnover and our commercial banking growth initiative; the possibility that we will not be able to realize our deferred tax asset; the possibility that the Company will not be able to consummate the preferred stock and subordinated debt offerings on reasonably acceptable terms, if at all; the possibility that we may not be able to maintain our “well capitalized” classification under regulatory capital guidelines; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively; changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities, competition, legislation or regulatory and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The following risk factors supplement, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks and uncertainties described below, together with the other risk factors and information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

We will need to raise additional capital in order to fund our strategic growth initiative and remain well-capitalized.

Our ability to raise additional capital to support our growth initiative and meet minimum regulatory capital requirements at the holding company and at the Bank is dependent in part on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in our company. Furthermore, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs and our ability to raise capital at any given time. We recently announced our entry into a non-binding letter of intent to raise $50,000,000 in capital through a private placement of preferred stock of the holding company, and a private placement of up to $50,000,000 in subordinated debt of the Bank. If we are unable to successfully consummate these private placements on a timely basis or at all, we would be required to significantly reduce our earning asset growth in future periods and our business, reputation, ability to remain well-capitalized and ability to attract and retain qualified personnel may be materially adversely affected.

Our strategic growth initiative may strain our ability to manage our operations and our financial resources.

Our future financial performance and profitability may depend in part on our ability to execute our strategic growth initiative. This growth may present operating and other challenges that could adversely affect our business, financial condition, results of operations and cash flows. The process of integrating our new commercial lending personnel and significantly expanding our commercial lending business may take a significant amount of time. It may also place additional strain on our existing personnel and resources and require us to incur substantial expenses. We cannot assure you that we will be able to manage our strategic growth successfully or in a timely manner, or that we will be able to effectively enhance our infrastructure in order to be able to support our continued growth. Finally, due to our current expectations of future asset growth, we do not expect that our board of directors will declare a dividend on our common stock for the remainder of 2008 and 2009.

Further negative operating results and a continued reduction in our regulatory total risk-based capital ratio could materially impair our ability to retain or acquire new deposits and borrowings, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

A reduction in our total capital ratio as a result of either future negative operating results or a significant increase in our earning asset growth, absent new capital, could cause us not to be considered “well-capitalized” under applicable regulatory capital guidelines in future periods. For the six months ended June 30, 2008, our average brokered deposit balance was $605.1 million, or approximately 22.5% of our total average deposits during such period. If in the future, we are not considered well-capitalized, we would not be permitted to utilize brokered deposits without the approval of the FDIC. In addition, deposit brokers may choose not to place deposits in less than well-capitalized institutions or may require significantly higher interest rates for those deposits. If we are unable to access the broker deposit market, or were required to pay significantly higher interest rates for such deposits, our business, financial condition and results of operations would be harmed.

In addition, our revolving credit facility at the holding company level requires the Bank be well-capitalized and the holding company be adequately capitalized. In the event that either the holding company or the Bank fail to meet these regulatory capital thresholds in any future period, an event of default would be triggered under our revolving credit facility, which could result in an acceleration of amounts due under the facility, subject us to claims and materially harm our financial condition, business and reputation.

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our anticipated balance sheet growth.

We depend on access to a variety of funding sources, both deposits and borrowings, to provide sufficient liquidity to support our business operations, including funding our loan growth. Pursuant to our strategic growth initiative we expect to significantly grow our loan portfolio in future periods, especially in commercial and industrial loans. To the extent our local deposit and customer borrowings do not grow commensurately with, or lag significantly behind our loan growth, we may not be able to fund our future growth, or may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Alternatively, if additional cost-effective funding is not available on terms satisfactory to us or at all, we may need to curtail our loan growth, which could adversely affect our results of operations and earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 12, 2008. The following matters were voted on at the meeting:

1.	The election of ten directors by common stockholders set forth below:

Director	For	Withheld
Bruce W. Taylor	9,580,169	224,854
Mark A. Hoppe	9,263,468	541,555
Ronald L. Bliwas	9,683,838	121,185
Ronald D. Emanuel	9,677,329	127,694
Edward McGowan	9,677,329	127,694
Louise O’Sullivan	9,661,457	143,566
Melvin E. Pearl	9,654,948	150,075
Shepherd G. Pryor, IV	9,683,838	121,185
Jeffrey W. Taylor	9,211,457	593,566
Richard W. Tinberg	9,653,948	151,075
Mark L. Yeager	9,359,618	445,405

Each of these individuals will serve on our Board of Directors for a one-year term or until their successor is elected and qualified.

2.	Approval of the amendment and restatement of the Taylor Capital Group, Inc. 2002 Incentive Compensation Plan:

For:	8,231,698
Against:	1,080,006
Abstain:	207
Non-vote	493,112

3.	Ratification of the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

For:	9,684,838
Against:	120,185

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 20, 2005).

3.2	Form of Second Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.5	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.6	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.10	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

Exhibit Number	Description of Exhibits
4.11	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

10.55	Thirteenth Amendment of Taylor Capital Group, Inc. Employee Stock Ownership Plan, effective as of May 31, 2008.

10.56	Fourteenth Amendment of Taylor Capital Group, Inc. Employee Stock Ownership Plan, effective as of May 31, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 8, 2008
/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)