Form 10-Q
period 2008-09-30
TAYLOR CAPITAL GROUP INC
filed 2008-11-10
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2008, there were 11,007,510 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$65,905	$74,353
Federal funds sold	89,300	4,550
Short-term investments	55,171	4,658

Total cash and cash equivalents	210,376	83,561
Investment securities:
Available-for-sale, at fair value	794,702	892,346
Held-to-maturity, at amortized cost (fair value of $25 at September 30, 2008 and December 31, 2007)	25	25
Loans, net of allowance for loan losses of $117,967 and $54,681 at September 30, 2008 and December 31, 2007, respectively	2,960,460	2,478,652
Premises, leasehold improvements and equipment, net	17,241	16,109
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,335	15,310
Other real estate and repossessed assets, net	4,117	2,606
Other assets	72,494	67,854

Total assets	$4,074,750	$3,556,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$410,883	$471,770
Interest-bearing	2,810,698	2,108,422

Total deposits	3,221,581	2,580,192
Other borrowings	305,230	389,054
Accrued interest, taxes and other liabilities	60,539	41,354
Notes payable and FHLB advances	147,000	205,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,212	—

Total liabilities	3,876,169	3,302,207

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 and 5,000,000 shares authorized at September 30, 2008 and December, 31, 2007, respectively; Series A, 8% convertible noncumulative perpetual, 2,400,000 shares issued and outstanding at September 30, 2008, $25.00 liquidation value	60,000	—
Common stock, $0.01 par value; 45,000,000 and 18,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 11,963,852 and 11,504,662 shares issued at September 30, 2008 and December 31, 2007, respectively; 11,011,184 and 10,551,994 shares outstanding at September 30, 2008 and December 31, 2007, respectively	120	115
Surplus	216,259	197,214
Retained earnings (deficit)	(52,308)	75,145
Accumulated other comprehensive income (loss), net	(854)	6,418
Treasury stock, at cost, 952,668 shares	(24,636)	(24,636)

Total stockholders’ equity	198,581	254,256

Total liabilities and stockholders’ equity	$4,074,750	$3,556,463

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$40,069	$49,226	$117,047	$146,614
Interest and dividends on investment securities:
Taxable	8,664	6,113	27,019	17,528
Tax-exempt	1,449	1,516	4,387	4,570
Interest on cash equivalents	582	628	1,371	1,468

Total interest income	50,764	57,483	149,824	170,180

Interest expense:
Deposits	23,456	25,216	65,035	73,098
Other borrowings	2,364	2,497	7,454	8,044
Notes payable and FHLB advances	1,298	1,475	4,045	3,895
Junior subordinated debentures	1,715	1,988	5,320	5,925
Subordinated notes	33	—	33	—

Total interest expense	28,866	31,176	81,887	90,962

Net interest income	21,898	26,307	67,937	79,218
Provision for loan losses	52,700	3,400	113,805	8,900

Net interest income (loss) after provision for loan losses	(30,802)	22,907	(45,868)	70,318

Noninterest income:
Service charges	2,256	1,982	6,677	5,687
Trust and investment management fees	894	890	2,736	2,847
Loan syndication fees	—	2,200	116	2,600
Other derivative income	154	159	1,106	122
Other noninterest income	(84)	332	717	1,573

Total noninterest income	3,220	5,563	11,352	12,829

Noninterest expense:
Salaries and employee benefits	14,948	9,916	37,747	29,446
Occupancy of premises	1,943	2,178	5,773	6,144
Furniture and equipment	830	803	2,498	2,502
Non-performing asset expense	1,398	94	4,877	527
Legal fees, net	1,841	442	3,195	1,898
Early extinguishment of debt	412	—	1,606	—
FDIC assessment	779	72	1,891	234
Other professional services	501	555	1,551	1,739
Other noninterest expense	4,649	3,999	12,602	11,283

Total noninterest expense	27,301	18,059	71,740	53,773

Income (loss) before income taxes	(54,883)	10,411	(106,256)	29,374
Income tax expense	25,653	3,190	3,436	9,679

Net income (loss)	(80,536)	7,221	(109,692)	19,695
Implied non-cash preferred dividend	(16,680)	—	(16,680)	—

Net income (loss) applicable to common shareholders	$(97,216)	$7,221	$(126,372)	$19,695

Basic earnings (loss) per common share	$(9.30)	$0.68	$(12.10)	$1.81
Diluted earnings (loss) per common share	(9.30)	0.67	(12.10)	1.79

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Issuance of preferred stock, net of issuance costs	60,000	—	(3,652)	—	—	—	56,348
Discount from preferred stock beneficial conversion feature	(16,680)	—	16,680	—	—	—	—
Implied non-cash preferred dividend for beneficial conversion feature	16,680	—	—	(16,680)	—	—	—
Issuance of warrants to purchase common stock, net of issuance costs	—	—	4,692	—	—	—	4,692
Amortization of stock based compensation awards	—	—	1,483	—	—	—	1,483
Issuance of restricted stock grants	—	5	(5)	—	—	—	—
Exercise of stock options	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	(183)	—	—	—	(183)
Comprehensive income (loss):
Net loss	—	—	—	(109,692)	—	—	(109,692)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	(7,905)	—	(7,905)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	1,393	—	1,393
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	(760)	—	(760)

Total comprehensive loss							(116,964)

Common stock dividends— $0.10 per share	—	—	—	(1,081)	—	—	(1,081)

Balance at September 30, 2008	$60,000	$120	$216,259	$(52,308)	$(854)	$(24,636)	$198,581

Balance at December 31, 2006	$—	$115	$194,687	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	1,292	—	—	—	1,292
Exercise of stock options	—	—	695	—	—	—	695
Tax benefit on stock options exercised and stock awards	—	—	199	—	—	—	199
Purchase of treasury stock	—	—	—	—	—	(11,031)	(11,031)
Comprehensive income:
Net income	—	—	—	19,695	—	—	19,695
Change in unrealized loss on available-for-sale investment securities, net of income taxes	—	—	—	—	464	—	464
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	1,468	—	1,468
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	353	—	353

Total comprehensive income							21,980

Common stock dividends— $0.30 per share	—	—	—	(3,276)	—	—	(3,276)

Balance at September 30, 2007	$—	$115	$196,873	$105,464	$(3,313)	$(18,088)	$281,051

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(109,692)	$19,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other derivative income	(1,106)	(122)
Amortization of premiums and discounts, net	(660)	3
Deferred loan fee amortization	(1,593)	(3,364)
Provision for loan losses	113,805	8,900
Depreciation and amortization	2,443	2,592
Deferred income tax expense (benefit)	17,841	(1,616)
Losses on other real estate	770	20
Tax benefit (expense) on stock options exercised or stock awards	(183)	199
Excess tax benefit on stock options exercised and stock awards	155	(120)
Cash received on termination of derivative instruments	3,934	—
Other, net	(1,333)	2,145
Changes in other assets and liabilities:
Accrued interest receivable	1,812	(1,458)
Other assets	(15,378)	(3,188)
Accrued interest, taxes and other liabilities	16,859	163

Net cash provided by operating activities	27,674	23,849

Cash flows from investing activities:
Purchases of available-for-sale securities	(40,044)	(223,305)
Proceeds from principal payments and maturities of available-for-sale securities	125,280	92,248
Proceeds from principal payments and maturities of held-to-maturity securities	—	250
Net increase in loans	(598,876)	(13,986)
Net additions to premises, leasehold improvements and equipment	(3,575)	(2,663)
Net cash paid on sale of branch	(6,444)	—
Additions to foreclosed property	(810)	—
Net proceeds from sales of other real estate	3,281	640

Net cash used by investing activities	(521,188)	(146,816)

Cash flows from financing activities:
Net increase (decrease) in deposits	649,158	(49,150)
Net increase (decrease) in other borrowings	(83,824)	40,915
Proceeds from notes payable and FHLB advances	157,000	65,000
Repayments of notes payable and FHLB advances	(215,000)	—
Net proceeds from issuance of subordinated debt	58,908	—
Net proceeds from issuance of preferred stock	56,348	—
Net proceeds from exercise of employee stock options	30	695
Purchase of treasury stock	—	(11,031)
Excess tax benefit on stock options exercised and stock awards	(155)	120
Dividends paid	(2,136)	(3,308)

Net cash provided by financing activities	620,329	43,241

Net increase (decrease) in cash and cash equivalents	126,815	(79,726)
Cash and cash equivalents, beginning of period	83,561	134,920

Cash and cash equivalents, end of period	$210,376	$55,194

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78,835	$91,147
Income taxes	264	12,993

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of tax	$(7,905)	$464
Loans transferred to other real estate	4,752	3,195

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$84,994	$716	$(95)	$85,615
Collateralized mortgage obligations	156,561	384	(2,714)	154,231
Mortgage-backed securities	422,824	4,252	(5,130)	421,946
State and municipal obligations	140,022	518	(7,630)	132,910

Total available-for-sale	804,401	5,870	(15,569)	794,702

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$804,426	$5,870	$(15,569)	$794,727

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$105,720	$629	$(44)	$106,305
Collateralized mortgage obligations	167,509	691	(2,623)	165,577
Mortgage-backed securities	472,477	5,655	(2,008)	476,124
State and municipal obligations	143,271	1,304	(235)	144,340

Total available-for-sale	888,977	8,279	(4,910)	892,346

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$889,002	$8,279	$(4,910)	$892,371

3. Loans:

Loans classified by type at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial and industrial	$1,331,562	$850,196
Commercial real estate secured	1,021,852	839,629
Real estate-construction	570,141	671,678
Residential real estate mortgages	52,956	60,195
Home equity loans and lines of credit	91,885	99,696
Consumer	9,673	10,551
Other loans	377	1,421

Gross loans	3,078,446	2 ,533,366
Less: Unearned discount	(19)	(33)

Total loans	3,078,427	2,533,333
Less: Allowance for loan losses	(117,967)	(54,681)

Loans, net	$2,960,460	$2,478,652

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule.

	September 30, 2008	December 31, 2007
	(in thousands)
Nonaccrual loans	$196,194	$71,412
Recorded balance of impaired loans	205,714	90,972
Allowance for loan losses related to impaired loans	48,491	9,375

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
NOW accounts	$200,900	$76,572
Savings accounts	42,984	49,386
Money market deposits	510,391	763,336
Time deposits:
Certificates of deposit of less than $100,000	387,406	229,474
Certificates of deposit of $100,000 or more	457,916	313,969
Out-of-local-market certificates of deposit	151,686	117,159
Brokered certificates of deposit	986,501	505,631
Public time deposits	72,914	52,895

Total time deposits	2,056,423	1,219,128

Total interest-bearing deposits	$2,810,698	$2,108,422

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustments are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. During the first nine months of 2008, the Company called $151 million of brokered CDs before their stated maturities that were at rates higher than current market rates. These brokered CDs were replaced with other CDs at lower interest rates. In connection with these early redemptions, the Company recorded expense of $412,000 and $1.6 million during the third quarter of 2008 and the first nine months of 2008, respectively, to write-off the unamortized broker placement fees and fair value adjustments on these CDs. This expense is reported as early extinguishment of debt and included in noninterest expense on the Company’s statement of operations. Brokered CDs callable by the Company totaled $117.6 million at September 30, 2008. The composition of brokered CDs at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Par value of brokered CDs	$991,484	$509,561
Unamortized broker placement fees	(3,996)	(1,733)
Fair value adjustment	(987)	(2,197)

Total	$986,501	$505,631

5. Other Borrowings:

Other borrowings at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008		December 31, 2007
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$76,667	0.83%	$125,461	2.67%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	28,438	0.75	23,468	4.00
U.S. Treasury tax and loan note option	125	1.33	40,125	4.25

Total	$305,230	2.94%	$389,054	3.62%

6. Notes Payable and FHLB Advances:

Notes Payable and FHLB advances at September 30, 2008 and December 31, 2007 consisted of the following:

	Sept. 30, 2008	Dec. 31, 2007
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – $15.0 million and $20.0 million maximum available at September 30, 2008 and December 31, 2007, respectively; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, with a minimum interest rate of 3.50%; interest rate at September 30, 2008 was 4.36%; matures March 31, 2009	$12,000	$—

Total notes payable	12,000	—

Cole Taylor Bank:
FHLB Advance – interest determined daily at the Fed Funds rate minus 3 basis points, interest rate at December 31, 2007 was 3.68%, matured January 14, 2008	—	100,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate at December 31, 2007 was 5.47%; matured April 7, 2008	—	30,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.76%; interest rate at December 31, 2007 was 5.50%, matured July 13, 2008	—	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	—
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	—
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	—
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	—

Total FHLB advances	135,000	205,000

Total notes payable and FHLB advances	$147,000	$205,000

The Company has a $15.0 million revolving line of credit. As of September 30, 2008, $12.0 million of the revolver was outstanding. The notes payable under the revolver require compliance with certain defined financial covenants. As of September 30, 2008, the Company is in compliance with these covenants.

7. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain (loss) on available-for-sale securities	$(6,209)	$2,453	$(3,756)	$8,103	$(3,141)	$4,962
Change in net unrealized gain (loss) from cash flow hedging instruments	1,482	(586)	896	3,928	(1,544)	2,384
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,364)	538	(826)	125	(44)	81

Other comprehensive income (loss)	$(6,091)	$2,405	$(3,686)	$12,156	$(4,729)	$7,427

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gain/(loss) on available-for-sale securities	$(13,068)	$5,163	$(7,905)	$717	$(253)	$464
Change in net unrealized gain/(loss) from cash flow hedging instruments	2,303	(910)	1,393	2,417	(949)	1,468
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(1,230)	470	(760)	543	(190)	353

Other comprehensive income (loss)	$(11,995)	$4,723	$(7,272)	$3,677	$(1,392)	$2,285

8. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated. Due to the net loss for both the three and nine month periods ended September 30, 2008, all of the 615,239 options outstanding to purchase shares of common stock were considered anti-dilutive and not included in the computation of diluted earnings per share. For both the three and nine month periods ended September 30, 2007, stock options outstanding to purchase 299,381 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Net income (loss)	$(80,536)	$7,221	$(109,692)	$19,695
Implied non-cash preferred dividend	(16,680)	—	(16,680)	—

Net income (loss) available to common shareholders	$(97,216)	$7,221	$(126,372)	$19,695

Weighted average common shares outstanding	10,456,544	10,687,516	10,447,264	10,871,989
Dilutive effect of common stock equivalents	—	96,773	—	122,890

Diluted weighted average common shares outstanding	10,456,544	10,784,289	10,447,264	10,994,879

Basic earnings (loss) per common share	$(9.30)	$0.68	$(12.10)	$1.81
Diluted earnings (loss) per common share	(9.30)	0.67	(12.10)	1.79

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during 2008 had a weighted average grant date fair value of $5.61 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 2.93%, an expected stock price volatility of 33.00%, an expected dividend payout of 2.00%, and an expected option life of 5.25 years. The stock options granted in 2008 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the nine month period ended September 30, 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2008	744,986	$26.17
Granted	50,000	19.99
Exercised	(1,800)	16.67
Forfeited	(68,981)	32.25
Expired	(108,966)	24.51

Outstanding at September 30, 2008	615,239	25.31

Exercisable at September 30, 2008	435,748	24.23

During 2008, the Company has granted restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the nine month period ended September 30, 2008:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	115,979	$33.37
Granted	473,122	15.45
Vested	(18,728)	32.16
Forfeited	(19,327)	24.31

Nonvested at September 30, 2008	551,046	18.34

As of September 30, 2008, the nonvested restricted stock awards had a remaining unamortized cost of $8.3 million that is expected to be recognized over a weighted average of 4.0 years.

10. Derivative Financial Instruments:

At times, the Company uses derivative financial instruments, including interest rate exchange contracts (swaps) and interest rate floor and collar agreements, to assist in interest rate risk management. The following table describes the derivative instruments outstanding at September 30, 2008:

Product	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Cash flow hedging derivative instrument:
Interest Rate Swap—receive fixed/pay variable	$100,000	Receive 6.64% Pay 5.00%	2.8 yrs.	$2,303

Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	93,590	Pay 5.54% Receive 3.21%	4.3 yrs	(3,550)
Interest Rate Swap—receive fixed/pay variable	93,590	Receive 5.54% Pay 3.21%	4.3 yrs	3,627

Total non-hedging derivative instruments	187,180

Total	$287,180

During the second quarter of 2008, the Company entered into a $100.0 million notional amount interest rate swap agreement that is designated as a cash flow hedge against interest receipts from prime-base loans. Under this agreement, the Company will receive payments at a fixed rate of 6.64%, computed on the notional amount, and will pay a variable rate, based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments is recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders' equity, net of tax. This cash flow hedge was highly effective during the second and third quarters of 2008.

As of September 30, 2008, the Company also had $187.2 million notional amount of interest rate swap agreements related to customer transactions. The Company entered into certain interest rate swap agreements with its customers to accommodate their borrowing needs. At the same time, in order to offset the exposure and manage the Company’s own interest rate risk, the Company entered into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

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

11. Fair Value:

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” ("SFAS 157") and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. In February 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, the Company has delayed application of SFAS 157 for non-financial assets, such as the Company's other real estate owned assets, and non-financial liabilities. The impact of the adoption of SFAS 157 was not material.

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

Level 3 – Significant unobservable inputs that reflect an entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair values:

Available-for-sale investment securities: For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy.

Assets held in employee deferred compensation plans: Assets held in employee deferred compensation plans are recorded at fair value and included in “other assets” on the Company's consolidated balance sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1 as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on its consolidated balance sheets for the amount due to employees related to these plans.

Derivatives: The Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company will evaluate certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At September 30, 2008, a significant portion of the Company's total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company's impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$794,702	$—	$794,702	$—
Assets held in employee deferred compensation plans	5,288	5,288	—	—
Derivative instruments	5,930	—	5,930	—

Liabilities:
Derivative Instruments	3,550	—	3,550	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$119,577	$—	$112,580	$6,997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in our financial statements. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these policies to be critical accounting policies. The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments:

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and an unallocated allowance. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may vary from our current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have higher potential losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause a significant increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

Income Taxes

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2008, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2008 associated with our residential real estate construction portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. We believe, based on our internal earnings projections, that we will generate future taxable income that may result in the realization of this deferred tax asset. However, this positive evidence was not deemed sufficient to overcome the negative evidence of our recent cumulative loss.

At times, we apply different tax treatment for selected transactions for tax return purposes than for income tax financial reporting purposes. The different positions result from the varying application of statutes, rules, regulations and interpretations, and our accruals for income taxes include reserves for these differences in position. Our estimate of the value of these reserves contains assumptions based upon our past experience and judgments about potential actions by taxing authorities, and we believe that the level of these reserves is reasonable. We initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by those taxing authorities. Subsequently, the reserves are then utilized or reversed when we determine the more likely than not threshold is no longer met, once the statute of limitations has expired, or the tax matter is effectively settled. However, because reserve balances are estimates that are subject to uncertainties, the tax liability determined upon the ultimate resolution of these matters may be greater or less than the amounts we have accrued.

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to assist in our interest rate risk management. We also use derivatives to accommodate individual customer needs. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133"), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of a hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives flow through the consolidated statements of operations in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of our derivatives are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

RESULTS OF OPERATIONS

Overview

Our earnings in 2008 have been negatively impacted by the downturn in the residential real estate market, which resulted in significant increases in our provision for loan losses and nonperforming asset expense. Our noninterest expense during 2008 increased as a result of our investments in new personnel to implement our growth strategy. Also contributing to our loss was a significant non-cash charge to establish a valuation reserve against our deferred tax assets. Finally, earnings were also pressured from a decline in our net interest margin.

We reported a net loss of $80.5 million for the third quarter of 2008, compared to net income of $7.2 million in the third quarter of 2007. The largest items in the third quarter of 2008 were the $49.3 million increase in the provision for loan losses and the $47.3 million valuation reserve against our deferred tax assets. We expect to utilize all of the deferred tax assets as taxable income is generated in the future. However, the significant negative evidence of our cumulative loss in the most recent three years required us to record the valuation reserve. This non-cash accounting expense can be reversed only after we have achieved sustained profitability. In addition, a decline in net interest income and higher non-interest expense, primarily due to higher salaries and benefits, also contributed to the lower earning in the third quarter of 2008.

For the first nine months of 2008, we reported a net loss of $109.7 million compared to earnings of $19.7 million during the first nine months of 2007. A $104.9 million increase in the provision for loan losses, lower net interest income, increased noninterest expenses and the establishment of a valuation reserve against our deferred tax assets, primarily produced the decline in earnings between the two year-to-date periods.

For the third quarter of 2008, we reported a net loss per common share of ($9.30) as compared to diluted earnings per common share of $0.67 during the third quarter of 2007. For the first nine months of 2008, we reported a net loss per common share of ($12.10) compared to diluted earnings per common share of $1.79 during the same nine months period in 2007. In both the quarterly and year-to-date comparisons, the net loss for 2008 combined with the $16.7 million implied non-cash preferred dividend caused the decrease in earnings per common share.

On September 29, 2008, we completed our previously announced private placement of $60 million of 8% non-cumulative convertible perpetual preferred stock, Series A, to certain institutional and individual accredited investors. We simultaneously closed a sale of $60 million in principal amount of 10% subordinated notes issued by the Bank, and detachable warrants to purchase shares of our common stock. The proceeds of these transactions are being used primarily to strengthen our and the Bank’s balance sheets and regulatory capital and to support our strategic growth initiative.

The preferred stock private placement included a total of 2.4 million shares of 8% non-cumulative convertible perpetual preferred stock, Series A, with a purchase price and liquidation preference of $25.00 per share. The preferred stock pays non-cumulative dividends at an annual rate of 8% of the liquidation preference beginning in January 2009 and has a conversion price of $10.00 per share. The preferred stock is convertible into an aggregate of 6.0 million shares of our common stock at the option of the preferred stockholders at any time, and will be convertible at our option on or after September 29, 2013. The preferred stock will cease to pay dividends after September 29, 2010, if the volume weighted average price of our common stock on the Nasdaq Global Select Market exceeds 200% of the then applicable conversion price for at least 20 trading days in any consecutive 30-day period, or after September 29, 2011, if the volume weighted average price of our common stock on the Nasdaq Global Select Market exceeds 130% of the then-applicable conversion price for at least 20 trading days in any consecutive 30-day period.

In connection with our preferred stock offering, we recorded a $16.7 million accounting adjustment to reflect the difference between the $12.78 per share market value of our common stock on September 4, 2008 (the date of the preferred stock purchase agreement), and the conversion price of $10.00 per share. The preferred stock conversion price was established on July 25, 2008 (the date we entered into a letter of intent with respect to the transaction), and at that time, represented an 18% premium to the market price of our common stock. When it was issued, the preferred stock was recorded net of this accounting adjustment, which was reported as a one-time, implied non-cash dividend to the holders of the preferred stock. There was no impact on stockholders’ equity as a result of this adjustment.

The subordinated notes issued by the Bank bear interest at an annual rate of 10% and mature on September 29, 2016, but may be prepaid at the Bank’s option after September 29, 2011. For every $1,000 in principal amount of the subordinated notes, investors in this transaction also received a warrant to purchase 15 shares of our common stock at an exercise price of $10.00 per share, which represents an aggregate of 900,000 shares of common stock. The warrants are not exercisable until March 29, 2009 and expire on September 29, 2013.

On September 29, 2008, we also entered into a Management Services Agreement ("MSA") with Financial Investments Corporation ("FIC"). In connection with the MSA, in exchange for FIC providing us with certain management, advisory and consulting services, we paid FIC a cash fee of $750,000 and issued FIC warrants to purchase up to 500,000 shares of our common stock at an exercise price of $20.00 per share. The FIC warrants are not transferable or assignable after their initial issuance, and are exercisable anytime up to the September 29, 2018 expiration date. A portion of the total cost of the MSA, which included the cash payment and the fair value of the warrants, was allocated to the capital transaction and accounted for as other issuance costs. The remaining costs will be recognized as an operating expense for services to be provided during the term of the MSA.

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

Quarter Ended September 30, 2008 as Compared to the Quarter Ended September 30, 2007

Net interest income was $21.9 million for the third quarter of 2008, a decrease of $4.4 million, or 16.8%, from $26.3 million of net interest income in the third quarter of 2007. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2008 was $22.7 million, compared to $27.2 million for the same quarter a year ago. This non-GAAP presentation is discussed further below. Net interest income for the third quarter of 2008 was lower due to a decline in our net interest margin, partly offset by higher average interest earning assets.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 2.35% for the third quarter of 2008, compared to 3.33% for the same quarter a year ago, a decrease of 98 basis points. Our net interest margin was lower in the third quarter of 2008 as declining asset yields outpaced the reductions in our funding costs. Between the two quarterly periods, the yield on our interest-earning assets decreased 182 basis points from 7.14% for the third quarter of 2007 to 5.32% for the third quarter of 2008. The lower asset yields were due primarily to declining market interest rates between the two quarterly periods, including a 275 basis point reduction in the prime lending rate between September 30, 2007 and September 30, 2008, as well as the negative impact to loan interest income from the higher volume of nonaccrual loans. Compared with the third quarter of 2007, the increase in nonaccrual loans volume reduced loan interest income by $2.5 million, or approximately 25 basis points.

For the third quarter of 2008, the cost of our interest-bearing liabilities was 3.54%, compared to 4.69% during the third quarter of 2007, a decrease of 115 basis points, as compared to the 182 basis point decline for interest-earning assets. Factors contributing to the variance between the decline in interest earning asset yield as compared to interest-bearing liability cost included the following:

•	More of our interest-bearing assets mature or re-price sooner than our interest bearing liabilities, driving down assets yields faster than liability costs in a falling interest rate environment.

•

The variance between short-term and long-term rates, described as the steepness of the yield curve, results in term funding rates not declining at the same magnitude as short-term interest rates, such as the prime interest rate.

•	The variance between common benchmark interest rates, such as prime and LIBOR, results in commercial loan yields declining further than LIBOR-based funding rates.

Our average interest-earning assets during the third quarter of 2008 were $3.86 billion, an increase of $614.5 million, or 18.9%, as compared to the same quarter in 2007. A $164.2 million, or 24.7%, increase in average investment securities and a $377.8 million increase in average loan balances combined to produce the higher interest earning assets. The higher average investment securities mainly resulted from the purchase of $314 million of investment securities, primarily mortgage-related securities, during the second half of 2007. Average loans outstanding increased to $2.91 billion during the third quarter of 2008, compared to $2.53 billion during the third quarter of 2007. An increase in average commercial loans, partly offset by lower mortgage and consumer loans, caused the increase in average loan balances.

Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007

Net interest income was $67.9 million for the first nine months of 2008, compared to $79.2 million during the same nine month period a year ago, a decrease of $11.3 million, or 14.2%. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2008 was $70.4 million, compared to $81.9 million for the first nine months of 2007. This non-GAAP presentation is discussed further below. Similar to the quarterly comparison, net interest income for the first nine months of 2008 was lower due to a decline in our net interest margin, partly offset by higher average interest earning assets.

Our net interest margin declined 79 basis points to 2.62% during the first nine months of 2008 as compared to 3.41% during the first nine months of 2007. Between the two nine month periods, declining earning asset yields outpaced the decline in our interest-bearing funding cost. Our total earning asset yield during the first nine months of 2008 was 5.67%, compared to 7.21% during the first nine months of 2007, a decrease of 154 basis points. At the same time, the cost of our interest-bearing liabilities decreased 98 basis points to 3.68% during the first nine months of 2008 from 4.66% during the first nine months of 2007. As with the quarterly comparison, our asset yields have declined with the reductions in short-term market interest rates between the two year-to-date periods and an increase in the volume of nonaccrual loans. Compared with the first nine months of 2007, the increase in nonaccrual loan volumes reduced loan interest income by $5.0 million, or approximately 20 basis points.

Our average interest-earning assets during the first nine months of 2008 were $3.58 billion, an increase of $377.9 million, or 11.8%, as compared to the $3.21 billion of average interest earning assets during the first nine months of 2007. The increase in average interest-earning assets was a result of the purchase of investment securities in the second half of 2007 and an increase in average loans. Average investment securities increased $195.4 million, or 29.8%, in the first nine months of 2008 as compared to the same nine month period a year ago. Over the same period, our average loan balances increased $140.2 million, as a $156.8 million increase in average commercial loans was partly offset by lower mortgage and consumer loans.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	Quarter Ended Sept. 30, 2008 Over Quarter Ended Sept. 30, 2007 INCREASE/(DECREASE)			Nine Months Ended Sept. 30, 2008 Over Nine Months Ended Sept. 30, 2007 INCREASE/(DECREASE)
	VOLUME	RATE	NET	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$2,021	$427	$2,448	$7,225	$1,986	$—	$9,211
Cash equivalents	507	(553)	(46)	1,016	(1,118)	5	(97)
Loans	6,510	(15,698)	(9,188)	7,760	(37,954)	538	(29,656)

Total interest-earning assets			(6,786)				(20,542)

INTEREST PAID ON:
Interest-bearing deposits	5,936	(7,696)	(1,760)	9,601	(17,932)	268	(8,063)
Total borrowings	1,046	(1,596)	(550)	3,281	(4,358)	65	(1,012)

Total interest-bearing liabilities			(2,310)				(9,075)

Net interest income, tax-equivalent	$3,488	$(7,964)	$(4,476)	$7,327	$(19,004)	$210	$(11,467)

(1)	The nine months ended September 30, 2008 had 274 days compared to 273 days for the nine months ended September 30, 2007.

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net interest income as stated	$21,898	$26,307	$67,937	$79,218
Tax-equivalent adjustment-investments	780	816	2,363	2,460
Tax-equivalent adjustment-loans	31	62	94	183

Tax-equivalent net interest income	$22,709	$27,185	$70,394	$81,861

Yield on earning assets without tax adjustment	5.24%	7.03%	5.58%	7.10%
Yield on earning assets – tax-equivalent	5.32%	7.14%	5.67%	7.21%

Net interest margin without tax adjustment	2.26%	3.22%	2.53%	3.30%
Net interest margin – tax-equivalent	2.35%	3.33%	2.62%	3.41%

Net interest spread without tax adjustment	1.70%	2.35%	1.90%	2.44%
Net interest spread – tax-equivalent	1.78%	2.45%	1.99%	2.55%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yields on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended September 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$689,074	$8,664	5.03%	$518,927	$6,113	4.71%
Tax-exempt (tax-equivalent) (2)	140,132	2,229	6.36	146,043	2,332	6.39

Total investment securities	829,206	10,893	5.25	664,970	8,445	5.08

Cash equivalents	121,498	582	1.87	49,087	628	5.00

Loans (2) (3):
Commercial and commercial real estate	2,751,485	37,661	5.36	2,356,460	45,726	7.59
Residential real estate mortgages	54,872	781	5.69	61,759	894	5.79
Home equity and consumer	103,442	1,291	4.97	113,766	2,228	7.77
Fees on loans	—	367		—	440

Net loans (tax-equivalent) (2)	2,909,799	40,100	5.48	2,531,985	49,288	7.72

Total interest-earning assets (2)	3,860,503	51,575	5.32	3,246,042	58,361	7.14

NON-EARNING ASSETS:
Allowance for loan losses	(108,041)			(40,429)
Cash and due from banks	60,530			53,409
Accrued interest and other assets	105,839			87,390

TOTAL ASSETS	$3,918,831			$3,346,412

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$722,104	2,824	1.56	$876,140	8,867	4.02
Savings deposits	43,924	10	0.09	52,908	39	0.29
Time deposits	1,933,260	20,622	4.24	1,275,393	16,310	5.07

Total interest-bearing deposits	2,699,288	23,456	3.46	2,204,441	25,216	4.54

Other borrowings	309,960	2,364	2.98	236,608	2,497	4.13
Notes payable and FHLB advances	146,238	1,298	3.47	112,390	1,475	5.14
Junior subordinated debentures	86,607	1,715	7.93	86,607	1,988	9.18
Subordinated notes	1,200	33	10.76	—	—

Total interest-bearing liabilities	3,243,293	28,866	3.54	2,640,046	31,176	4.69

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	404,580			393,447
Accrued interest, taxes and other liabilities	49,564			41,174

Total noninterest-bearing liabilities	454,144			434,621

STOCKHOLDERS’ EQUITY	221,394			271,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,918,831			$3,346,412

Net interest income (tax-equivalent) (2)		$22,709			$27,185

Net interest spread (tax-equivalent) (2) (4)			1.78%			2.45%

Net interest margin (tax-equivalent) (2) (5)			2.35%			3.33%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$710,142	$27,019	5.07%	$508,962	$17,528	4.59%
Tax-exempt (tax-equivalent) (2)	141,070	6,750	6.38	146,836	7,030	6.38

Total investment securities	851,212	33,769	5.29	655,798	24,558	4.99

Cash equivalents	80,075	1,371	2.25	37,790	1,468	5.12

Loans (2) (3):
Commercial and commercial real estate	2,487,419	108,689	5.74	2,330,577	135,813	7.68
Residential real estate mortgages	57,626	2,492	5.77	61,478	2,672	5.80
Home equity and consumer	106,977	4,520	5.64	119,812	7,039	7.85
Fees on loans	—	1,440		—	1,273

Net loans (tax-equivalent) (2)	2,652,022	117,141	5.90	2,511,867	146,797	7.81

Total interest-earning assets (2)	3,583,309	152,281	5.67	3,205,455	172,823	7.21

NON-EARNING ASSETS:
Allowance for loan losses	(76,917)			(39,103)
Cash and due from banks	56,035			55,504
Accrued interest and other assets	95,430			88,533

TOTAL ASSETS	$3,657,857			$3,310,389

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$783,618	11,288	1.92	$891,673	27,013	4.05
Savings deposits	46,183	50	0.14	55,387	118	0.28
Time deposits	1,599,124	53,697	4.49	1,230,597	45,967	4.99

Total interest-bearing deposits	2,428,925	65,035	3.58	2,177,657	73,098	4.49

Other borrowings	316,896	7,454	3.09	247,407	8,044	4.29
Notes payable and FHLB advances	139,642	4,045	3.81	98,974	3,895	5.19
Junior subordinated debentures	86,607	5,320	8.19	86,607	5,925	9.12
Subordinated notes	403	33	10.76	—	—

Total interest-bearing liabilities	2,972,473	81,887	3.68	2,610,645	90,962	4.66

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	396,774			384,830
Accrued interest, taxes and other liabilities	45,030			41,314

Total noninterest-bearing liabilities	441,804			426,144

STOCKHOLDERS’ EQUITY	243,580			273,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,657,857			$3,310,389

Net interest income (tax-equivalent) (2)		$70,394			$81,861

Net interest spread (tax-equivalent) (2) (4)			1.99%			2.55%

Net interest margin (tax-equivalent) (2) (5)			2.62%			3.41%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(in thousands)
Service charges	$2,256	$1,982	$6,677	$5,687
Trust services	591	534	1,778	1,664
Investment management fees	303	356	958	1,183
Loan syndication fees	—	2,200	116	2,600
Other noninterest income	(84)	332	717	1,573

	3,066	5,404	10,246	12,707
Other derivative income	154	159	1,106	122

Total noninterest income	$3,220	$5,563	$11,352	$12,829

Total noninterest income was $3.2 million during the third quarter of 2008, a $2.3 million decrease from the third quarter of 2007. The lower noninterest income was largely due to a $2.2 million decrease in loan syndication fees and a $416,000 decrease in other noninterest income, partly offset by a $274,000 increase in service charges. For the first nine months of 2008, total noninterest income decreased $1.5 million, or 11.5%, to $11.4 million, as compared to $12.8 million during the same nine month period in 2007. A $2.5 million decrease in loan syndication fees and an $856,000 decrease in other noninterest income, partly offset by higher service charges and other derivative income, reduced noninterest income in 2008.

Service charges, principally derived from deposit accounts, were $2.3 million during the third quarter of 2008, compared to $2.0 million during the third quarter in 2007, an increase of $274,000, or 13.8%. On a year-to-date basis, service charges increased $990,000, or 17.4%, to $6.7 million during the first nine months of 2008, as compared to $5.7 million during the same nine month period in 2007. The increase in service charge revenue in 2008 was primarily caused by a lower earnings credit rate given to customers on their collected account balances as our earnings credit rate was approximately 230 basis points lower on average during the first three quarters of 2008 as compared to the first three quarters of 2007.

Trust services fees increased in both the quarterly and year-to-date comparisons. During the third quarter of 2008, trust services fees increased $57,000, or 10.7%, to $591,000 from $534,000 during the third quarter of 2007. For the first nine months of 2008, trust services fees were $1.8 million, an increase of $114,000, or 6.9%, as compared to the $1.7 million of trust services fees during the first nine months of 2007.

Investment management fees decreased in both the quarterly and year-to-date comparisons. Investment management fees decreased $53,000, or 14.9%, to $303,000 in the third quarter of 2008, as compared to $356,000 during the same quarter a year ago. Investment management fees were $958,000 during the first nine months of 2008, a decrease of $225,000, or 19.0%, as compared to $1.2 million during the first nine months of 2007. The lower fee income was primarily a result of reduced assets under management.

Loan syndication fees totaled $116,000 during the first nine months of 2008. In comparison, our loan syndication fees totaled $2.2 million and $2.6 million during the third quarter and the first nine months of 2007, respectively. Loan syndication fees are an opportunistic revenue source that has been largely dependent on the level of activity in the real estate development market.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans and other miscellaneous items. An aggregate decrease in the fair value of our employee's deferred compensation plan accounts caused the loss in other noninterest income in the third quarter of 2008 to be ($84,000), compared to income of $332,000 during the third quarter a year ago. On a year-to-date basis, other noninterest income was $717,000 during the first nine months of 2008, as compared to $1.6 million during the first nine months of 2007, a decrease of $856,000. As with the quarterly comparison, most of the decrease in other noninterest income was caused by changes in the fair value of assets held in our employees' deferred compensation plans.

Currently, we derive other derivative income or expense from changes in the fair value of the customer-related interest rate swap agreements, which are not designated as accounting hedges, and from any ineffectiveness in our interest rate swap that is currently designated as a cash flow hedge. Throughout 2007 and up to March 2008, other derivative income also included changes in the fair value and net cash settlement of an interest rate floor agreement which was not designated as an accounting hedge. This floor agreement was terminated in March 2008. Our other derivative income was $154,000 during the third quarter of 2008, compared to other derivative income of $159,000 during the third quarter of 2007. On a year-to-date basis, we recorded other derivative income of $1.1 million during the first nine months of 2008, as compared to $122,000 of other derivative income during the first nine months of 2007. The higher year-to-date derivative income in 2008 was primarily due to increases in the fair value of our undesignated interest rate floor agreement as the Prime interest rate declined.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$9,413	$7,692	$27,163	$24,106
Sign-on bonuses and severance	3,079	32	4,962	255
Incentives, commissions and retirement benefits	2,456	2,192	5,622	5,085

Total salaries and employee benefits	14,948	9,916	37,747	29,446
Occupancy of premises, furniture and equipment	2,773	2,981	8,271	8,646
Nonperforming asset expense	1,398	94	4,877	527
Legal fees, net	1,841	442	3,195	1,898
FDIC assessment	779	72	1,891	234
Early extinguishment of debt	412	—	1,606	—
Other professional services	501	555	1,551	1,739
Other noninterest expense	4,649	3,999	12,602	11,283

Total noninterest expense	$27,301	$18,059	$71,740	$53,773

Efficiency ratio	108.69%	56.66%	90.48%	58.42%

Noninterest expense during the third quarter of 2008 increased $9.2 million, or 51.2%, to $27.3 million, as compared to $18.1 million during the third quarter of 2007. For the first nine months of 2008, noninterest expense increased $18.0 million, or 33.4%, to $71.7 million, as compared to $53.8 million during the first nine months of 2007. The increases in noninterest expense were caused by higher salaries and benefits, nonperforming asset expense, legal fees, FDIC assessments, expenses related to the early extinguishment of above market rate brokered certificates of deposit and other noninterest expense.

Total salaries and employee benefits expense increased in 2008 as we added to the number of our commercial relationship managers and replaced and augmented our existing credit administration staff in connection with our growth strategy. Our recruiting increased salaries and benefit expense from increased salary expense, cash sign-on bonuses and stock-based awards to attract the new employees, and severance costs associated with the replacement of existing staff and other management changes. Total salaries and benefits during the third quarter of 2008 were $14.9 million, an increase of $5.0 million, or 50.7%, as compared to the $9.9 million of expense during the same quarter a year ago. For the first nine months of 2008, total salaries and benefits were $37.7 million, an increase of $8.3 million, or 28.2%, as compared to $29.4 million of expense in the first nine months of 2007.

Total salaries, employment taxes and medical insurance expenses increased $1.7 million, or 22.4%, to $9.4 million for the third quarter of 2008, as compared to $7.7 million for the third quarter of 2007. On a year-to-date basis, total salaries, employment taxes and medical insurance expenses increased $3.1 million, or 12.7%, to $27.2 million for the first nine months of 2008, as compared to $24.1 million for the first nine months of 2007. Total full-time equivalent employees were 453 at September 30, 2008, compared to 418 and 414 at December 31, 2007 and September 30, 2007, respectively.

Our growth strategy impacted sign-on and severance expense in both the quarterly and year-to-date 2008 periods. Sign-on bonuses and severance totaled $3.1 million the third quarter of 2008, compared to $32,000 for the third quarter a year ago. For the first nine months of 2008, sign-on bonuses and severance totaled $5.0 million, compared to $255,000 for the first nine months of 2007. Severance expense totaled $2.5 million and $3.1 million during the third quarter and first nine months of 2008, respectively. Sign-on bonus expense during the third quarter of 2008 totaled $609,000 and $1.9 million during the first nine months of 2008.

Incentives, commissions and retirement benefits increased $264,000 during the third quarter of 2008 to $2.5 million, as compared to $2.2 million during the third quarter of 2007. Certain guaranteed incentive awards for new employees produced the increase in expense between the quarterly periods. For the first nine months of 2008, incentives, commissions and retirement benefit expense was $5.6 million, as compared to $5.1 million for the first nine months of 2007, an increase of $537,000, or 10.6%. Expense related to stock-based compensation programs, primarily new restricted stock awards associated with recruiting activities, increased $345,000 in the first nine months of 2008, compared with the first nine months of 2007.

Nonperforming asset expenses increased $1.3 million in the third quarter of 2008, compared to the third quarter of 2007, primarily from the recognition of a $1.2 million liability established for unfunded loan commitments associated with certain of our impaired loans. For the first nine months of 2008, nonperforming asset expense was $4.9 million, as compared to $527,000 during the first nine months of 2007. The increase during the year-to-date period was due to $3.4 million of expense associated with the liability established for unfunded loan commitments and $856,000 of additional provisions to reduce the carrying value of certain other real estate owned.

Legal fees were $1.8 million in the third quarter of 2008, compared to $442,000 in the same quarter in 2007. For the first nine months of 2008, legal fees totaled $3.2 million, as compared to $1.9 million during the same nine month period a year ago. An increase in legal fees associated with the volume of nonperforming assets and other general corporate matters, including employee benefit plans and other employee-related matters, primarily produced the increase in expense.

Our Federal Deposit Insurance Corporation (“FDIC”) insurance premium has increased in 2008 as compared to 2007 as the FDIC increased premiums for all financial institutions. FDIC insurance premiums were $779,000 in the third quarter of 2008, compared with $72,000 for the third quarter of 2007. FDIC insurance expense for the first three quarters of 2008 was $1.9 million, compared with $234,000 for the first three quarters of 2007. Beginning in 2007, the FDIC increased the rates paid for deposit insurance, but, at the same time, allowed eligible insured institutions to share in a one-time assessment credit for institutions in existence at December 31, 1996 that had paid deposit insurance assessments prior to that date. The Bank received a one-time credit and utilized the credit during 2007 and the first quarter of 2008 to offset its deposit insurance assessment. The Bank fully utilized the credit during the first quarter of 2008, and, therefore, its FDIC insurance premiums have increased.

During the first nine months of 2008, we incurred $1.6 million of expense for the early redemption of approximately $151 million of above market rate brokered certificates of deposits. Of this total expense, $412,000 was incurred during the third quarter of 2008. The unamortized issuance costs and fair value adjustments on these deposits were charged to expense at the time of redemption.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $4.6 million in the third quarter of 2008, an increase of $650,000 as compared to the $4.0 million of expense during the third quarter of 2007. For the first nine months of 2008, other noninterest expense was $12.6 million, as compared to $11.3 million during the first nine months of 2007, an increase of $1.3 million, or 11.7%. A general increase in business development expense, audit and accounting, corporate contributions and other lending expenses produced the increase in both the quarter and year-to-date comparisons.

Our efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 108.69% in the third quarter of 2008 and 90.48% during the first nine months of 2008. In comparison, our efficiency ratio was 56.66% and 58.42% during the third quarter and first nine months of 2007, respectively. Our higher level of noninterest expense and lower net interest income produced the higher 2008 ratios.

Income Taxes

Despite a pre-tax loss of $54.9 million for the third quarter of 2008, we reported income tax expense of $25.7 million. We also reported income tax expense of $3.4 million for the first nine months of 2008, notwithstanding a $106.3 million pre-tax loss during that period. Income tax expense in the third quarter of 2008 included the establishment of a $47.3 million valuation allowance against our net deferred tax asset. The realizability of our deferred tax asset is dependent upon our ability to derive benefits based upon future taxable income. Management believes that we may ultimately realize the benefit from this deferred tax asset as we achieve sustained profitability in the future. However, the significance of our current pre-tax loss, which resulted in a cumulative loss when combined with our earnings in the prior two years, creates a presumption under generally accepted accounting principles that a valuation allowance is generally required. In addition, the uncertain future economic and business climate increases the potential volatility and uncertainty of our future projected earnings. Generally accepted accounting principles limit the extent to which a company can utilize projections of future income to support recorded deferred tax assets when a cumulative loss has occurred. Therefore, we recorded an after-tax, non-cash charge of $47.3 million to establish a valuation allowance against our deferred tax asset. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly. A reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statement of operations in future periods.

Excluding the $47.3 million charge for the deferred tax asset valuation allowance during 2008, we recorded income tax benefits in both the quarterly and year-to-date periods in recognition of our ability to carry back the current loss to recover taxes paid in prior years. As of September 30, 2008, we had a current federal income tax receivable of $13 million, reflecting the impact of utilizing the federal income tax loss generated in 2008 to file for refunds of taxes paid in 2006 and a portion of taxes paid in 2007.

FINANCIAL CONDITION

Overview

Total assets increased $518.3 million, or 14.6%, to $4.07 billion at September 30, 2008 from total assets of $3.56 billion at December 31, 2007. Loans increased $481.8 million, or 19.4%, to $2.96 billion at September 30, 2008 from $2.48 billion at December 31, 2007. In addition, during the first nine months of 2008, total deposits increased $641.4 million, or 24.9%, other borrowings decreased $83.8 million, and subordinated notes payable totaled $55.2 million. Total stockholders’ equity at September 30, 2008 was $198.6 million, compared to $254.3 million at December 31, 2007, a decrease of $55.7 million, as the net loss for the year was partly offset by the issuance of $60.0 million of Series A noncumulative perpetual preferred stock.

Cash and Cash Equivalents

Period-end cash and cash equivalents were $210.4 million at September 30, 2008, compared to $83.6 million at December 31, 2007. The Bank increased its short-term liquidity in 2008 to prudently respond to the more volatile credit and deposit markets.

Investment Securities

Investment securities totaled $794.7 million at September 30, 2008, compared to $892.3 million at December 31, 2007, a decrease of $97.6 million, or 10.9%. Cash flows from maturities and payments on investment securities were not reinvested in the securities portfolio. The overall weighted average life of our investment portfolio at September 30, 2008 was approximately 5.7 years, compared to approximately 5.4 years at December 31, 2007.

At September 30, 2008, the net unrealized loss on the available for sale securities totaled $9.7 million, compared to a net unrealized gain of $3.4 million at December 31, 2007. At September 30, 2008, we had gross unrealized losses of $15.6 million, primarily in the mortgage-related and municipal securities portfolios. We believe that none of these unrealized losses represented other-than-temporary impairment of our investment portfolio. We have both the intent and ability to hold all of these securities for the time necessary to recover the amortized cost.

No impairment losses have been incurred in connection with our investment securities portfolio in either 2008 or 2007. Also, we have not, and do not currently, own any Fannie Mae or Freddie Mac equity securities.

During the month of October 2008, we purchased $196.9 million of GNMA mortgage pass-through securities with a weighted average yield of 5.95%.

The following table shows the composition of our mortgage-related securities as of September 30, 2008 by type of issuer.

	Amortized Cost			Fair Value
	Pass Through Securities	CMOs	Total	Pass Through Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$408,571	$129,974	$538,545	$411,328	$128,834	$540,162
Private issuers	14,253	26,587	40,840	10,618	25,397	36,015

	$422,824	$156,561	$579,385	$421,946	$154,231	$576,177

In October 2007, the Federal Home Loan Bank of Chicago (“FHLBC”) announced that it had entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from FHLBC’s regulator. The FHLBC also stopped paying dividends and announced that dividend payments are unlikely at least through 2008. At September 30, 2008, we held, at cost, $10.25 million of FHLBC stock, all of which we believe we will ultimately be able to recover.

Loans

During the first nine months of 2008, total loans increased $545.1 million, or 21.5%, to $3.08 billion at September 30, 2008 from total loans of $2.53 billion at December 31, 2007. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, increased $562.1 million, or 23.8%, while consumer-oriented loans declined $17.0 million. Most of the increase in total loans was due to a $481.4 million, or 56.6% increase, in C&I loans. Additionally, commercial real estate secured loans increased by $182.2 million, or 21.7%. We continue to reduce our exposure to residential real estate construction and land loans, which decreased by $101.6 million, or 20.6%, over the first nine months of 2008.

The composition of our loan portfolio as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008		December 31, 2007
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$1,331,562	43%	$850,196	34%
Commercial real estate secured	1,021,852	33	839,629	33
Residential construction & land	391,181	13	492,780	19
Commercial construction & land	178,960	6	178,898	7

Total commercial loans	2,923,555	95	2,361,503	93
Consumer-oriented loans	154,891	5	171,863	7

Gross loans	$3,078,446	100%	$2,533,366	100%

At September 30, 2008 total C&I loans accounted for 43% of our total loan portfolio and totaled $1.33 billion. C&I loans include all loans for commercial purposes that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. We believe the growth in our C&I portfolio demonstrates the progress of our strategy to expand our business with operating companies.

Our commercial real estate secured loans increased to $1.02 billion at September 30, 2008, as compared to $839.6 million at December 31, 2007. The increase was due to an increase in loans secured by non-owner occupied commercial property. The composition of our commercial real estate secured portfolio, which comprised 33% of the total loan portfolio at September 30, 2008, was approximately as follows as of the dates indicated:

	September 30, 2008		December 31, 2007
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	60%	20%	59%	20%
Owner occupied	25	8	25	8

Subtotal	85	28	84	28
Residential income properties	15	5	16	5

Total commercial real estate secured	100%	33%	100%	33%

The residential real estate construction loan portfolio consists of loans to professional real estate developers for the construction of single-family homes, townhomes and condominium conversions. The portion of this portfolio related to residential construction and land decreased by $101.6 million, or 20.6%, to $391.2 million at September 30, 2008, as compared to $492.8 million at December 31, 2007. The residential real estate construction portfolio accounted for 13% of the total loan portfolio at September 30, 2008, down from 19% of the total loan portfolio at December 31, 2007. The downturn in the residential real estate construction market has caused this portfolio to decline. We expect that the slowing residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio as declining home sales have reduced the demand for both new homes and the development of residential lots and vacant land.

Our commercial construction loan portfolio, which consists of loans to the developers of commercial properties, remained relatively unchanged at $179.0 million at September 30, 2008, as compared to $178.9 million at December 31, 2007. At September 30, 2008, these loans comprised 6% of the total loan portfolio.

The composition of our residential real estate-construction portfolio was as follows as of the dates indicated:

	September 30, 2008			December 31, 2007
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$131,451	34%	4%	$176,739	36%	7%
Condo (new & conversions)	97,069	25	3	127,112	26	5
Multi-family	56,723	14	2	68,976	14	2
Completed for sale	21,028	5	1	28,436	5	1

Total residential construction	306,271	78	10	401,263	81	15

Land – unimproved & farmland	59,674	16	2	68,188	14	3
Land – improved & entitled	5,543	1	*	5,344	1	*
Land – under development	19,693	5	1	17,985	4	1

Total land	84,910	22	3	91,517	19	4

Total residential construction and land	$391,181	100%	13%	$492,780	100%	19%

*	less than 1%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $17.0 million, or 9.9%, to $154.9 million at September 30, 2008. Residential real estate loans decreased $7.2 million, or 12.0%, to $53.0 million. Home equity loans and lines of credit declined $7.8 million, or 7.8%, to $91.9 million. The portion of home equity loans and lines of credit that was originally sourced through brokers totaled $14.3 million at September 30, 2008.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$405	$4,253	$4,311
Nonaccrual loans:
Commercial and industrial	14,279	5,069	4,539
Commercial real estate secured	16,859	10,935	6,186
Residential construction and land	143,458	52,000	35,554
Commercial construction and land	18,583	412	—
All other loan types	3,015	2,996	3,227

Total nonaccrual loans	196,194	71,412	49,506

Total nonperforming loans	196,599	75,665	53,817
Other real estate owned	4,117	2,599	2,947
Other repossessed assets	—	7	—

Total nonperforming assets	$200,716	$78,271	$56,764

Nonperforming loans to total loans	6.39%	2.99%	2.15%
Nonperforming assets to total loans plus repossessed property	6.51%	3.09%	2.26%
Nonperforming assets to total assets	4.93%	2.20%	1.65%

Nonperforming assets were $200.7 million, or 4.93%, of total assets on September 30, 2008, compared to $78.3 million, or 2.20%, of total assets on December 31, 2007, and $56.8 million, or 1.65%, of total assets on September 30, 2007. The majority of the increase in nonperforming assets during the first nine months of 2008 related to loans to real estate developers as the residential housing market continued to deteriorate during the third quarter of 2008. Nonaccrual residential real estate construction loans comprised 73.1% of total nonaccrual loans at September 30, 2008.

The following table presents loans past due 30 to 89 days and still accruing as of the dates indicated:

	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing	$25,506	$63,553	$18,651
30 – 89 days past due to total loans	0.83%	2.51%	0.74%

The following table presents data related to nonaccrual loans by dollar amount as of the dates indicated:

	September 30, 2008			December 31, 2007
Nonaccrual loans by dollar range	Number of Borrowers	Number of Loans	Amount	Number of Borrowers	Number of Loans	Amount
	(dollars in thousands)
$15.0 million or more	1	3	$22,355	1	1	$19,083
$10.0 million to $14.9 million	5	16	61,505	2	5	26,333
$5.0 million to $9.9 million	7	22	52,096	—	—	—
$1.0 million to $4.9 million	18	32	45,927	8	15	19,235
Under $1.0 million	79	83	14,311	56	58	6,761

Total nonaccrual loans	110	156	$196,194	67	79	$71,412

The residential housing market continued to deteriorate in the third quarter of 2008, placing even more financial stress on our customers, particularly those engaged in residential development. This downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. Where there is reduced demand for new homes, residential developers may be required to hold their properties for longer periods of time or sell their properties at reduced prices, which can lead to greater holding costs and lower or deferred cash inflows. These factors may result in higher credit risk for the lender. In addition, we believe the recent turmoil in the subprime lending market has caused tightened credit standards throughout the mortgage industry and has taken some potential home buyers out of the market. We viewed the increase in our nonperforming loans as a reflection of increased credit risk in our loan portfolio, and we incorporated those trends into our evaluation of the adequacy of the allowance for loan losses. A continued downturn in the residential real estate market through the remainder of 2008 could result in additional defaults by our real estate developers, and, therefore, additional provision for loan losses.

The following table presents the composition of the loan portfolio, the dollar amount and percentage of loans in each category that are nonaccrual or are 30 or more days past due but still accruing, and the amount of the loan loss allowance allocated to each category as of September 30, 2008.

		Nonaccrual		Past Due and Accruing		Total Allowance
Loan Category	Balance	Dollar	%	Dollar	%	Dollar	%
	(dollars in thousands)
Residential construction and land	$391,181	$143,458	36.7%	$16,648	4.3%	$57,999	14.8%
Commercial construction and land	178,960	18,583	10.4%	—	0.0%	6,541	3.7
Commercial real estate	1,021,852	16,859	1.6%	4,124	0.4%	12,204	1.2
Commercial and industrial	1,331,562	14,279	1.1%	2,466	0.2%	22,862	1.7

Total commercial loans	2,923,555	193,179	6.6%	23,238	0.8%	99,606	3.4
Consumer loans	154,872	3,015	1.9%	2,673	1.7%	2,300	1.5

Total loans	$3,078,427	$196,194	6.4%	$25,911	0.8%	101,906	3.3

Unallocated portion						16,061	0.5

Total loan loss allowance						$117,967	3.8%

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. For impaired loans that are secured by real estate, our general practice is to use current appraisals to determine the appropriate allowance. Impaired loans at September 30, 2008 were $205.7 million, an increase of $114.7 million, or 126.1%, as compared with December 31, 2007. The allowance for loan losses related to impaired loans was $48.4 million at September 30, 2008, an increase of $39.0 million from year-end 2007.

Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
	(in thousands)
Recorded balance of impaired loans	$205,714	$90,972	$52,009
Allowance for loan losses related to impaired loans	48,421	9,375	3,708

The composition of our impaired loans and the related allowance at September 30, 2008 was as follows:

	Impaired Loans	Allowance for Losses
	(in thousands)
Commercial and industrial	$26,814	$3,567
Commercial real estate secured	16,859	1,246
Residential construction and land	143,458	38,734
Commercial construction and land	18,583	4,874

Total impaired loans and allowance	$205,714	$48,421

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable losses related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact to our loan portfolio of a number of economic and qualitative factors. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible at this point in time, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(dollars in thousands)
Average total loans	$2,909,799	$2,531,985	$2,652,022	$2,511,867

Total loans at end of period	$3,078,427	$2,508,854	$3,078,427	$2,508,854

Allowance for loan losses:
Allowance at beginning of period	$104,742	$39,799	$54,681	$37,516
Net (charge-offs) recoveries:
Commercial and commercial real estate	(9,941)	(432)	(14,295)	(1,822)
Real estate—construction	(29,583)	(2,219)	(35,508)	(3,283)
Residential real estate mortgages and consumer loans	49	(118)	(716)	(881)

Total net charge-offs	(39,475)	(2,769)	(50,519)	(5,986)
Provision for loan losses	52,700	3,400	113,805	8,900

Allowance at end of period	$117,967	$40,430	$117,967	$40,430

Annualized net charge-offs to average total loans	5.43%	0.44%	2.54%	0.32%
Allowance to total loans at end of period	3.83%	1.61%	3.83%	1.61%
Allowance to nonperforming loans	60.00%	75.12%	60.00%	75.12%

Our allowance for loan losses was $118.0 million at September 30, 2008, or 3.83% of end-of-period loans and 60.00% of nonperforming loans. At September 30, 2007, our allowance for loan losses was $40.4 million, which represented 1.61% of end-of-period loans and 75.12% of nonperforming loans. Net charge-offs during the third quarter of 2008 were $39.5 million, or 5.43% of average loans on an annualized basis. In comparison, net charge-offs during the third quarter of 2007 were $2.8 million, or 0.44% of average loans on an annualized basis. For the first nine months of 2008, net charge-offs were $50.5 million, or 2.54% of average loans on an annualized basis, as compared to net charge-offs of $6.0 million, or 0.32% of average loans, during the first nine months of 2007. As expected, net charge-offs have increased as we continue to work through the significant increase in the volume of non-performing and impaired loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $52.7 million for the third quarter of 2008, compared to $3.4 million for the third quarter of 2007. The provision for loan losses was $113.8 million during the first nine months of 2008, compared to $8.9 million during the first nine months of 2007. The continued weak economic environment surrounding residential development primarily produced the increase in the provision for loan losses. The continued high level of nonperforming loans, impaired loans, the increase in net charge-offs and the amount of performing loans that have been assessed by us as having higher credit risk and, therefore, receiving heightened monitoring, all factored into the increase of our provision for loan losses in 2008 as compared to 2007. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposits at September 30, 2008 increased $641.4 million to $3.22 billion at September 30, 2008 from $2.58 billion at December 31, 2007, primarily from increased out-of-market deposits. Total in-market deposits were $1.99 billion at September 30, 2008, an increase of $84.3 million, or 4.4%, as compared to December 31, 2007. Total in-market certificates of deposit increased $301.9 million as a result of more local market CD promotions. Money market balances declined $294.7 million primarily due to the transfer of a large depositor’s balances from money market to NOW accounts. Non-interest-bearing deposits declined $60.9 million, as seasonal corporate trust deposits declined $60.1 million. Total out-of-market deposits increased $557.1 million, or 82.1%, to $1.24 billion at September 30, 2008 as brokered CDs, which increased $480.9 million, were used to help fund asset growth.

In October 2008, we entered the Certificate of Deposit Account Registry Service network, which allows the Bank to accommodate depositors with large funds seeking the full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, we will receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Sept. 30, 2008	Dec. 31, 2007
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$410,883	$471,770
NOW accounts	200,900	76,572
Savings accounts	42,984	49,386
Money market accounts	413,145	707,829
Customer certificates of deposit	845,322	543,443
Public time deposits	72,914	52,895

Total in-market deposits	1,986,148	1,901,895

Out-of-market deposits:
Brokered money market deposits	97,246	55,507
Out-of-local-market certificates of deposit	151,686	117,159
Brokered certificates of deposit	986,501	505,631

Total out-of-market deposits	1,235,433	678,297

Total deposits	$3,221,581	$2,580,192

Average deposits for the first nine months of 2008 increased $263.2 million to $2.83 billion, compared to $2.56 billion for the first nine months of 2007. Total time deposits increased $368.5 million during the first nine months of 2008 as compared to the first nine months of 2007. The increase was comprised of higher out-of-market certificates of deposit of $204.7 million and local-market certificates of deposit of $156.0 million. Money market accounts decreased, primarily from the transfer of a large depositor’s balances from money market to a NOW account.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$396,774	14.0%	—%	$384,830	15.0%	—%
NOW accounts	97,326	3.4	1.02	81,210	3.2	0.84
Money market accounts	686,292	24.3	2.05	810,463	31.6	4.37
Savings deposits	46,183	1.6	0.14	55,387	2.2	0.28
Time deposits:
Certificates of deposit	665,610	23.6	4.30	509,653	19.9	4.77
Out-of-local-market certificates of deposit	159,253	5.7	4.60	112,108	4.4	5.41
Brokered certificates of deposit	701,529	24.8	4.71	543,959	21.2	5.09
Public funds	72,732	2.6	3.68	64,877	2.5	5.15

Total time deposits	1,599,124	56.7	4.49	1,230,597	48.0	4.99

Total deposits	$2,825,699	100.0%		$2,562,487	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option (“TT&L note”) borrowings. Period-end other borrowings decreased $83.8 million to $305.2 million at September 30, 2008, as compared to $389.1 million at December 31, 2007. A $40.0 million decrease in borrowings under the TT&L note program combined with a $48.8 million decrease in overnight securities sold under agreements to repurchase produced the decrease.

Notes Payable and FHLB Advances

At September 30, 2008, we had outstanding $12.0 million under our revolving credit facility. During the third quarter of 2008, we amended this credit facility with our lender, under which our lender approved the issuance of the preferred stock, the revolving loan amount was reduced from $20.0 million to $15.0 million, and the maturity date was extended from November 27, 2008 to March 31, 2009.

Borrowings from the FHLBC decreased $70.0 million during the first nine months of 2008 to $135.0 million at September 30, 2008.

Junior Subordinated Debentures

At September 30, 2008, we had $45.4 million of junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, that are currently callable at par at our option. Unamortized issuance costs relating to these debentures were $2.5 million on September 30, 2008 and would be recognized as noninterest expense if the debentures were called by us.

At September 30, 2008, we also had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II, our wholly-owned statutory trust. These junior subordinated debentures pay a variable interest rate based upon three month LIBOR plus 2.68%. We may redeem all or part of the debentures at any time on or after June 17, 2009, subject to regulatory approval, at par.

Subordinated Notes

On September 29, 2008, the Bank issued $60.0 million of 10% subordinated notes. The subordinated notes bear interest at an annual rate of 10% and will mature on September 29, 2016, but may be prepaid at the Bank’s option after three years. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of our common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments, which represents an aggregate of 900,000 shares of common stock. The warrants will expire on the fifth anniversary of issuance. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. At September 30, 2008, the subordinated notes are reported on our statement of condition at $55.2 million, which is net of issuance costs and of the fair value allocated to the warrants. The resulting discount will be amortized, as an additional interest expense on the subordinated notes, over the remaining contractual life of the notes. The fair value allocated to the warrants is reported as an addition to surplus in the equity portion of our statement of condition.

CAPITAL RESOURCES

At September 30, 2008 and December 31, 2007, both the Company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of September 30, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$383,282	10.97%	>$	279,585	>8.00%	>$	349,481	>10.00%
Cole Taylor Bank	369,975	10.61		>278,950	>8.00		>348,688	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	265,913	7.61		>139,792	>4.00		>209,689	>6.00
Cole Taylor Bank	270,217	7.75		>139,475	>4.00		>209,213	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	265,913	6.79		>156,753	>4.00		>195,942	>5.00
Cole Taylor Bank	270,217	6.91		>156,352	>4.00		>195,440	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$	231,175	>8.00%	>$	288,968	>10.00%
Cole Taylor Bank	342,607	11.88		>230,677	>8.00		>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	330,451	11.44		>115,587	>4.00		>173,381	>6.00
Cole Taylor Bank	306,333	10.62		>115,339	>4.00		>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	330,451	9.40		>140,567	>4.00		>175,709	>5.00
Cole Taylor Bank	306,333	8.74		>140,232	>4.00		>175,290	>5.00

During the third quarter of 2008, we completed a transaction that provided approximately $120.0 million of additional regulatory capital, before issuance costs. The transaction included our issuance of $60.0 million of 8% convertible noncumulative perpetual preferred stock and the Bank's issuance of $60.0 million of subordinated notes with detachable warrants to purchase shares of our common stock. The preferred stock qualifies as additional Tier I capital, while the Bank's issuance of subordinated notes qualifies as Tier II capital. In the first nine months of 2008, we contributed $62.3 million of additional capital to the Bank, including $52.3 million in the third quarter, to support the significant loan growth and provide additional strength to its balance sheet.

While regulatory capital benefited from this transaction, our regulatory capital ratios were lower at September 30, 2008 as compared to December 31, 2007, primarily due to the significant increase in risk-weighted and average assets as a result of our loan growth and the net loss for the first nine months of 2008.

The Bank has not paid any dividends to the Company during 2008. The Bank is subject to dividend restrictions established by regulatory authorities. As of September 30, 2008, the Bank would need the approval of regulatory authorities to declare and pay dividends to the Company.

During the first quarter of 2008, we declared common stock dividends of $0.10 per share, totaling $1.1 million. We did not declare a dividend during the second or third quarters of 2008. Because of our expectations for future asset growth and the resulting increase in capital that growth would require, we do not expect to declare common stock dividends for the remainder of 2008 or 2009.

In connection with our capital transactions in September 2008, the number of our common shares may increase in the future. Each share of convertible preferred stock issued can be converted, at the option of the preferred holder, into 2.5 shares of our common stock, which could result in the additional issuance of 6.0 million shares of our common stock. In addition, the subordinated notes issued by the Bank, were accompanied by detachable warrants that could be used to purchase up to 900,000 shares of our common stock. Lastly, under the management services agreement entered into with FIC, we granted FIC warrants to purchase up to 500,000 shares of our common stock at an exercise price of $20.00.

We have applied to participate in the U.S. Treasury Department’s TARP Capital Purchase Program. If approved, we anticipate receiving an equity investment from the Treasury Department of approximately $105 million through the issuance by us of additional preferred stock and warrants.

LIQUIDITY

We increased our short-term liquidity in 2008 increasing cash and cash equivalents and reducing our investment securities portfolio. Cash and cash equivalents increased $126.8 million from December 31, 2007 to September 30, 2008. Loans increased $598.9 million during the first nine months of 2008 and were funded primarily through the issuance of time deposits, which increased $837.3 million during the year-to-date period. The increase in time deposits was also used to reduce certain of our borrowings, including $70.0 million of advances from the FHLBC. In addition, we received $116.3 million of proceeds, after issuance costs, through the issuance of $60.0 million of Series A, convertible noncumulative perpetual preferred stock and $60.0 million of subordinated bank notes with detachable warrants.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for the Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower-in-Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks. Our largest source of borrowing capacity is through the Federal Reserve Bank’s Borrower-in-Custody Program under which we have $635 million available as of October 31, 2008. This borrowing line is collateralized by specific commercial loans and can be used to fund routine operations.

At the holding company level, cash and cash equivalents totaled $20.1 million at September 30, 2008, as compared to $22.0 million at December 31, 2007. Cash outflows during the first nine months of 2008 included a $62.3 million capital contribution to the Bank, $5.3 million of interest paid on our junior subordinated debentures, and $2.1 million of dividends paid to our common shareholders, representing quarterly dividends declared in the fourth quarter of 2007 and the first quarter of 2008. Cash inflows during the first nine months of 2008, consisted of $56.3 million of net proceeds from the preferred stock issuance and a $12.0 million draw on our revolving line of credit.

Our adverse operating results in the first nine months of 2008, our reduced regulatory total risk-based capital ratio and the significant tightening of the credit markets has placed greater challenges on our ability to retain or acquire new deposits and borrowings. Some deposit sources utilize independent bank ratings to select where they maintain their deposits and our ratings from certain independent rating companies declined throughout 2008. Some deposit sources monitor regulatory capital ratios in selecting where to place their deposits and our total risk-based capital ratios declined throughout 2008. In addition, some of our federal funds purchased borrowing lines with our upstream correspondent banks, as well as our revolving credit facility, have been reduced over the last quarter.

Banks must obtain regulatory approval from the FDIC to utilize brokered deposits if they are not considered “well-capitalized” under the regulatory capital guidelines. Although we are well-capitalized at September 30, 2008, a reduction in our total capital ratio as a result of either future adverse operating results or asset growth could prevent us from utilizing the brokered deposit market if we could not obtain the FDIC’s approval. Banks less than well-capitalized may request a waiver from the FDIC to continue to utilize brokered deposits. However, deposit brokers may choose not to place deposits in less than well-capitalized institutions or may require significantly higher interest rates for those deposits. At September 30, 2008 we had $1.1 billion of brokered deposits.

Additionally, our revolving credit facility at the holding company level requires the Bank be well-capitalized and the holding company be adequately capitalized.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At September 30, 2008, we had $923 million of undrawn commitments to extend credit and $70 million of financial and performance standby letters of credit. In comparison, at December 31, 2007, we had $962 million of undrawn commitments to extend credit and $97 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn. We have, however, established a $3.4 million liability for losses on unfunded commitments related to certain nonperforming loans.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at September 30, 2008:

Product	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Cash flow hedging derivative instrument:
Interest Rate Swap—receive fixed/pay variable	$100,000	Receive 6.64% Pay 5.00%	2.8 yrs	$2,303

Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	93,590	Pay 5.54% Receive 3.21%	4.3 yrs	(3,550)
Interest Rate Swap—receive fixed/pay variable	93,590	Receive 5.54% Pay 3.21%	4.3 yrs	3,627

Total non-hedging derivative instruments	187,180

Total	$287,180

During the second quarter of 2008, we entered into a $100.0 million notional amount interest rate swap agreement that is designated as a cash flow hedge against interest receipts from prime-base loans. Under this agreement, we will receive payments at a fixed rate of 6.64%, computed on the notional amount, and pay a variable rate based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments is recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders' equity, net of tax. This cash flow hedge was highly effective during the second and third quarters of 2008.

As of September 30, 2008, we also had $187.2 million notional amount of interest rate swap agreements related to customer transactions. We have entered into interest rate swap agreements with our customers to accommodate their borrowing needs. At the same time, in order to offset our exposure and manage our own interest rate risk, we enter into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense.

During March 2008, we terminated two interest rate floor agreements with a notional amount of $200.0 million. One of the floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. Other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement during 2008 prior to termination. The other floor agreement, with a notional amount of $100.0 million was designated as a cash flow hedge. Upon termination, $1.1 million of unrealized gains that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, will be amortized over what would have been the remaining life of the floor agreement. This floor was scheduled to mature in July 2010.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by our Board of Directors and carried out by the Bank’s Asset/Liability Management Committee, or ALCO. ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

We have used various interest rate contracts, including swaps, floors and collars, to manage interest rate and market risk. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Therefore, at inception, these contracts are designated as hedges of specific existing assets and liabilities.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. The impact of embedded options in products, such as callable agencies and mortgage-backed securities, real estate mortgage loans and callable borrowings, are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve. In our modeling, we typically evaluate scenarios assuming a 200 basis point shift up or down in market interest rates. However, because of the relatively low level of market rates at September 30, 2008, a 100 basis point down scenario was used:

	Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2008		At December 31, 2007
	(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$7,105	6.85%	$2,433	2.36%
- 100 basis points over one year	(4,439)	(4.28)%	—	—
- 200 basis points over one year	—	—	(1,926)	(1.87)%

Our simulation modeling at September 30, 2008 indicated that future net interest income in a rising rate environment would be higher than that projected in a rates unchanged environment. Net interest income in year one in a 200 basis point rising rate scenario was calculated to be $7.1 million, or 6.85%, higher than net interest income in a rates unchanged scenario. That opportunity for increased net interest income would be diminished, however, if market forces negatively impacted our loan and deposit pricing and our funding mix were to change.

Conversely, our simulation modeling of a falling interest rate environment indicated that future net interest income would be lower than that projected in the rates unchanged environment. Our net interest income in year one in a 100 basis point falling rate scenario was calculated to be $4.4 million, or 4.28%, lower than in a rates unchanged scenario.

Computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including, among other factors, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of amendments to certain Public Company Accounting Oversight Board standards. The hierarchical guidance provided by SFAS 162 will not have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 will amend SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for fiscal years beginning after November 15, 2008. While we have not completed our evaluation of SFAS 161, the adoption of SFAS 161 in 2009 is not expected to have a material impact on our consolidated financial statements.

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

	2008 Quarter Ended			2007 Quarter Ended				2006 Quarter Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(in thousands, except per share data)
Interest income	$50,764	$46,406	$52,654	$56,879	$57,483	$56,691	$56,006	$57,599
Interest expense	28,866	24,841	28,180	31,392	31,176	30,235	29,551	29,970

Net interest income	21,898	21,565	24,474	25,487	26,307	26,456	26,455	27,629
Provision for loan losses	52,700	49,355	11,750	23,000	3,400	1,900	3,600	900
Noninterest income	3,066	3,965	3,215	3,612	5,404	4,065	3,238	4,745
Other derivative income (expense)	154	65	887	270	159	(61)	24	(42)
Noninterest expense	27,301	22,623	21,816	17,515	18,059	17,652	18,062	18,707
Goodwill impairment	—	—	—	23,237	—	—	—	—

Income(loss)before income taxes	(54,883)	(46,383)	(4,990)	(34,383)	10,411	10,908	8,055	12,725
Income taxes (benefit)	25,653	(21,067)	(1,150)	(5,118)	3,190	3,756	2,733	618

Net income (loss)	$(80,536)	$(25,316)	$(3,840)	$(29,265)	$7,221	$7,152	$5,322	$12,107

Earnings (loss) per common share:
Basic	$(9.30)	$(2.42)	$(0.37)	$(2.78)	$0.68	$0.65	$0.48	$1.10
Diluted	(9.30)	(2.42)	(0.37)	(2.78)	0.67	0.65	0.48	1.09

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area; the risks associated with the high concentration of commercial real estate loans in our portfolio; the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market; the risks associated with management changes, employee turnover and our commercial banking growth initiative, including our expansion of our asset-based lending operations and our entry into new geographical markets; the possibility that the Company will not be able to participate or complete the U.S. Treasury Department’s TARP capital purchase program potential investment in the Company on reasonably acceptable terms; negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships; a continuation of the recent unprecedented volatility in the capital markets; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy; changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition; changes in legislation or regulatory and accounting principles, policies or guidelines affecting our business; and other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K and supplemented in our June 30, 2008 Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2008 for a description of the preferred stock and subordinated bank note and warrant private placement transaction that we completed on September 29, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of stockholders on September 29, 2008. The following matters were voted on at the meeting:

1.	Proposal to approve the issuance of shares of Taylor Capital Group, Inc. 8.0% non-cumulative convertible perpetual preferred stock, Series A (including the issuance of the preferred stock to certain directors, officers and employees) and the issuance of shares of Taylor Capital Group, Inc. common stock upon conversion of the preferred stock, and the related issuance to Financial Investments Corporation of a warrant to purchase up to 500,000 shares (subject to adjustment as provided in the warrant) of such common stock and the issuance of those shares upon exercise of that warrant.

FOR	AGAINST	ABSTAIN
7,841,753	1,157,471	1,366

2.	Proposal to approve the issuance of warrants to purchase up to 900,000 shares (subject to adjustment as provided in the warrants) of Taylor Capital Group, Inc. common stock (including the issuance of the warrants to certain directors and executive officers) and the issuance of those shares upon exercise of the warrants.

FOR	AGAINST	ABSTAIN
7,847,190	1,153,271	129

3.	Proposal to approve the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc.

FOR	AGAINST	ABSTAIN
7,847,400	1,151,952	1,237

4.	Proposal to approve the Third Amended and Restated By-laws of Taylor Capital Group, Inc.

FOR	AGAINST	ABSTAIN
7,847,149	1,152,203	1,237

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Elimination of 9% Noncumulative Perpetual Preferred Stock, Series A, of Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed July 25, 2005 (Registration No. 333-126864)).

4.1	Form of certificate representing Taylor Capital Group, Inc. Common Stock (incorporated by reference from Exhibit 4.3 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.2	Indenture between Taylor Capital Group, Inc. and LaSalle Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.3	Form of Junior Subordinated Debenture due 2032 (incorporated by reference from Exhibit 4.5 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.4	Restated Revolving Note issued by Taylor Capital Group, Inc. to LaSalle Bank National Association, dated September 24, 2008 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.5	Seventh Amendment to Loan and Subordinated Debenture Purchase Agreement by and between Taylor Capital Group, Inc. and LaSalle Bank National Association, dated September 24, 2008 (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.6	Certificate of Trust of TAYC Capital Trust I (incorporated by reference from Exhibit 4.6 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.7	Amended and Restated Trust Agreement of TAYC Capital Trust I (incorporated by reference from Exhibit 4.8 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.8	Preferred Securities Guarantee Agreement (incorporated by reference from Exhibit 4.9 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.9	Agreement as to Expenses and Liabilities by and between Taylor Capital Group, Inc. and TAYC Capital Trust I (incorporated by reference from Exhibit 4.10 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

4.10	Certificate representing TAYC Capital Trust I Trust Preferred Security (incorporated by reference from Exhibit 4.11 of the Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits

4.11	Certificate of Trust of TAYC Capital Trust II (incorporated by reference from Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.12	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Delaware and Institutional Trustee, Taylor Capital Group, Inc., as Sponsor, Jeffrey W. Taylor, Bruce W. Taylor and Robin Van Castle, as Administrators (incorporated by reference from Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.13	Indenture between Taylor Capital Group, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Exhibit 4.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.14	Guarantee Agreement by and between Taylor Capital Group, Inc. and Wilmington Trust Company (incorporated by reference from Exhibit 4.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.15	Certificate representing Floating Rate Capital Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.16	Certificate representing Floating Rate Common Securities of TAYC Capital Trust II (incorporated by reference from Exhibit 4.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.17	Floating Rate Junior Subordinated Deferrable Interest Debenture due 2034 (incorporated by reference from Exhibit 4.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2004).

4.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.16 of the Registration Statement on Form S-3 filed August 5, 2005 (Registration No. 333-126864)).

4.19	Form of Warrant, dated September 29, 2008, issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.20	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation, dated September 29, 2008 (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.21	Form of Stock Purchase Warrant, dated September 29, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.22	Form of Subordinated Note, dated September 29, 2008, issued by Cole Taylor Bank (incorporated by reference to Appendix H of the Company’s Definitive Proxy Statement filed September 15, 2008).

10.1	Form of Management Services Agreement, dated September 29, 2008, by and between Taylor Capital Group, Inc. and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

10.2	Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).

Exhibit Number	Description of Exhibits

10.3	Consulting Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Jeffrey W. Taylor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 5, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 10, 2008

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBIN VANCASTLE
Robin VanCastle
Chief Financial Officer
(Principal Financial and Accounting Officer)