Form 10-K
period 2008-12-31
TAYLOR CAPITAL GROUP INC
filed 2009-03-11
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on The Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $43,122,889.

At March 9, 2009, there were 11,105,425 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Notice of Annual Meeting and Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on June 11, 2009 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

Our Business

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. Cole Taylor Bank was founded in 1929 by forefathers of the Taylor family and has served the Chicago metropolitan area for almost 80 years. Taylor Capital Group, Inc. was formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago metropolitan area. At December 31, 2008, we had assets of $4.4 billion, deposits of $3.1 billion, and stockholders’ equity of $307.1 million.

Our primary business is commercial banking and, as of December 31, 2008, over 95% of our loan portfolio was comprised of commercial loans. Our targeted commercial lending customers are closely-held businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. In addition to our lending activities, we offer deposit products such as checking, savings and money market accounts, time deposits and repurchase agreements to our business customers and community-based customers, typically individuals and small, local businesses, located near our banking centers. We offer corporate treasury cash management services to our commercial customers, which include internet balance reporting, remote deposit capture, automated clearing house products, imaged lock-box processing, controlled disbursement, and account reconciliation. We also cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings currently include personal customized credit and wealth management services. We use third-party providers to augment our offerings to include investment management, and brokerage services. Our products and services consist of commercial banking credit and deposit products delivered by a single operations area. We do not have separate and discrete operating segments.

Our Strategy

Our strategy to build stockholder value is based on a focused plan to be the commercial banking specialists for closely-held businesses and the people who own and manage them. Providing commercial banking services to this market niche has been an integral part of Cole Taylor Bank’s strategy since it was founded in 1929. Our strategy is comprised of the following elements:

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

•

Efficient growth. Historically, we have increased our total loans through organic growth and we expect to continue to grow our business and develop new customer relationships and cross-sell other products and services to our commercial customers and the owners and managers of those businesses. One of our strategies has been our ongoing recruitment of additional talented relationship managers. We actively pursue high quality relationship managers to extend our reach in the market place. In addition, in furtherance of our growth strategy, we may also seek to acquire other financial institutions or parts of those institutions.

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

Overview of 2008

The year ended December 31, 2008 was dynamic and challenging and we underwent significant change. The following is an overview of the more significant events:

•	Our senior management team changed with the hiring of a new President, Chief Operating Officer, Chief Financial Officer, Chief Credit Officer and Chief Lending Officer.

•

We hired over 50 new commercial bankers and embarked on a significant growth strategy. During 2008, our commercial loan portfolio increased $714.6 million, or 30%. Our loan growth was focused on lending to operating companies and we increased the percentage of our loan portfolio not secured by commercial real estate to 46% at December 31, 2008 from 34% at the end of 2007.

•

We hired an Executive Vice President to lead an expanded asset-based lending initiative, and opened offices in Kansas City, Houston, Milwaukee and Baltimore from which we provide asset-backed lending services.

•

Our asset quality deteriorated with nonperforming assets increasing to $213.6 million at December 31, 2008, or 4.87% of total assets, and net charge-offs in 2008 totaling $70.3 million, or 2.52% of total loans.

•

Our operating results deteriorated with a net loss to common stockholders of $143.4 million for the year ended December 31, 2008. Our net loss included the establishment of a $46.4 million valuation reserve for deferred taxes.

•	Our adverse operating results and deterioration in asset quality caused a number of our counterparties to reduce or withdraw our borrowing lines with them.

•	We raised $219.9 million, net of additional regulatory capital with the issuance of two series of preferred stock, common stock warrants and subordinated debt.

•	Our private placement in September 2008 included the issuance of $60 million of Series A convertible preferred stock, $60 million of subordinated bank debt and warrants to purchase up to 1,400,000 shares of our common stock. Net proceeds from these transactions totaled $115.1 million.

•

Our participation in the U.S. Treasury Department’s TARP Capital Purchase Program in November 2008 resulted in the issuance of 104,823 shares of our Series B preferred stock and warrants to purchase up to 1,462,647 shares of our common stock for net proceeds of $104.8 million.

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

Employees

Together with the Bank, we had approximately 451 full-time equivalent employees as of December 31, 2008. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are regulated under federal and state law and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). These laws, regulations and policies address, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for our operations and those of our subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders.

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

Current Economic Environment. In response to the current national and international economic condition, the U.S. government has taken a variety of actions intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”, although known commonly as the economic stimulus bill), and the implementation of certain programs by federal agencies, including the Federal Reserve, the FDIC and the U.S. Treasury Department.

Last Fall, pursuant to its authority under the EESA, the U.S. Treasury announced the Troubled Assets Relief Program’s Capital Purchase Program (the “CPP”), in which the U.S. Treasury would invest up to $250 billion in preferred stock and warrants to purchase common stock of qualified financial institutions that applied to participate. We applied to participate in the CPP and on November 21, 2008, the U.S. Treasury invested $104.8 million, equal to 3% of our risk-weighted assets as of September 30, 2008, in our Series B preferred stock. The terms of our Series B preferred stock, and the accompanying warrants to purchase shares of our common stock, are described later in this Annual Report under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

As a result of this investment by the U.S. Treasury, we are required to certify to the U.S. Treasury that we have complied with statutory, Treasury and contractual executive compensation restrictions imposed as part of this program. We will be required to re-certify this attestation on an annual basis so long as any of the shares of Series B preferred stock remain outstanding. Our compensation committee also must provide the U.S. Treasury with an explanation of our senior executive compensation arrangements and how such arrangements are designed to ensure that they do not encourage unnecessary or excessive risk-taking.

In addition, pursuant to the ARRA, we are subject to restrictions on executive compensation so long as any of our shares of Series B preferred stock remain outstanding, including a prohibition on paying or accruing any bonus, retention award or incentive compensation to certain senior executive officers, other than limited exceptions for restricted stock grants and pre-existing contractual requirements and a prohibition on any severance payments to any of our senior executive officers or any of our next five most highly-compensated employees. Our Board of Directors also will be required to adopt a company-wide policy regarding excessive or luxury expenditures and we are required to permit an advisory stockholder vote to approve executive compensation, as disclosed in our proxy statement, at each annual meeting of stockholders so long as any of the shares of Series B preferred stock remain outstanding.

The FDIC established a temporary liquidity guarantee program that had both a debt guarantee component, whereby the FDIC agreed to guarantee certain senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and a transaction account guarantee component, whereby the FDIC agreed to insure 100% of non-interest bearing deposit transaction accounts at eligible financial institutions, such as lawyers’ trust accounts, payment processing accounts, payroll accounts and working capital accounts, through December 31, 2009. On February 27, 2009, the FDIC’s Board modified the temporary liquidity guarantee program to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. The Bank is participating in both of these programs and paying the premiums related to such participation to the FDIC.

The FDIC has also provided for a temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. (Other changes related to the regulation of deposit insurance are discussed below under “Deposit Insurance”).

Another recently implemented program intended to stabilize the nation’s banking system is the Term Asset-Backed Securities Loan Facility (the “TALF”) promulgated by the Federal Reserve. The program is intended to increase credit availability and support economic activities by facilitating renewed issuance of consumer and small business asset-backed securities as well as commercial mortgage-backed securities, private-label residential mortgage-backed securities, and other asset-backed securities (collectively, “ABS”). According to the Federal Reserve, a newly announced expansion of the TALF could increase its size to as much as $1 trillion. Under TALF, the Federal Reserve Bank of New York will finance the purchase of eligible ABS by investors that own eligible collateral so long as such investor maintains an account relationship with a primary dealer.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2008, we had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies, as well as limitations contained in the documents governing our trust preferred securities and Series A and Series B preferred stock. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Exchange Act. Among other things, Sarbanes-Oxley and/or its implementing regulations established membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate our disclosure controls and procedures and our internal controls over financial reporting and required auditors to issue a report on our internal control over financial reporting.

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Reserve System (“member bank”). As an Illinois-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks; the Federal Reserve, as the primary federal regulator of member banks; and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four risk categories and assessed insurance premiums based upon their capital group and supervisory group designations within such category. Institutions classified in the highest capital group (i.e., those with a “well capitalized” capital group designation) and in the highest supervisory group (i.e., those with CAMELS ratings of 1 or 2) pay the lowest premium while institutions that are in the lowest (i.e., undercapitalized) capital group and lowest supervisory group (i.e., those with CAMELS ratings of 4 or 5) pay the highest premium. Capital group assignments are made by the FDIC quarterly. During the year ended December 31, 2008, DIF assessments ranged from 5 cents to 43 cents per $100 of assessable deposits. The FDIC announced in the 4th quarter of 2008, however, that risk-based deposit insurance premiums for insured institutions were to be uniformly increased by 7 basis points for the first quarter of 2009 (annualized). As such, for first quarter 2009, deposit insurance premiums ranged between 12 cents and 50 cents per $100 of assessable deposits.

On February 27, 2009, the FDIC’s Board of Directors voted to amend the current restoration plan for the DIF. Under the revised restoration plan, the schedule to raise the DIF reserve ratio to 1.15% was extended from five to seven years in recognition of the current strain on banks and the country’s economic environment. At the same meeting, the FDIC proposed a 20 point special assessment on all FDIC-insured institutions to be assessed on June 30, 2009, and paid to the FDIC on September 30, 2009. Related to the proposed special assessment, the FDIC also proposed the imposition of an emergency special assessment on FDIC-insured institutions after June 30, 2009 of up to 10 basis points if necessary to support public confidence in the federal deposit insurance system. Comments on both special assessment proposals are currently being sought by the FDIC. Finally, at the same meeting, the Board approved a final rule that sets forth revised deposit insurance assessment rates. Prior to the adoption of this final rule, most banks paid between 12 cents and 14 cents per $100 of assessable deposits to the FDIC for deposit insurance. Under the new rule, most banks will pay initial base assessment rates between 12 cents and 16 cents per $100 of assessable deposits beginning April 1, 2009 (with a maximum of 45 cents per $100 of assessable deposits). Higher rates will also be imposed on banks that present additional risks to the DIF as well as those that rely significantly on secured liabilities, which increase the risk to the FDIC without providing additional assessment revenue to the agency. In some instances, the final rule will also impose increased assessments on insured institutions that use brokered deposits for rapid asset growth.

FICO Assessments. DIF members are subject to assessments to cover the interest payments on outstanding Financing Corporation (“FICO”) obligations until the final maturity of such bond obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. For fourth quarter of 2008, the assessment for these obligations was 1.14 basis points.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2008, the Bank paid supervisory assessments to the DFPR totaling $425,000.

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

As of December 31, 2008, the Bank: (i) was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) was “well-capitalized,” as defined by Federal Reserve regulations.

Dividend Payments. Historically, our primary source of funds has been dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, the Bank could not declare or pay dividends to us without the approval of regulatory authorities. If funds were available for dividends, the Federal Reserve also may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice. In addition, under the terms of the CPP, we are prohibited from declaring or paying any dividends on our common stock without the U.S. Treasury’s approval until the earlier of November 21, 2012 and the date on which the U.S. Treasury no longer holds any of our Series B preferred stock.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts) as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Department of Defense Credit Regulations. On October 1, 2007, pursuant to Department of Defense regulations, new rules went into effect that impose restrictions on creditors, including the Bank, with respect to permissible provisions in loans made to covered borrowers (generally, active duty service members and their dependents). It also includes a new “Military Annual Percentage Rate” of 36%.

U.S. Treasury Department Report. In March 2008, the U.S. Treasury Department released a report containing short-, intermediate-, and long-term recommendations to reform and modernize the country’s federal financial regulatory structure. These recommendations include a consolidation of the current functional regulation scheme for financial institutions into three distinct regulators: a market stability regulator (the Federal Reserve); a prudent financial regulator (new); and a business conduct regulator (new). It is unclear whether and to what extent this proposal will be implemented in the future and the impact it will have upon our operations.

Available Information

Our website is www.taylorcapitalgroup.com. We make available on our website under the caption “Stock Information”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Our business is subject to the conditions of the local economy in which we operate and a continued downturn in the local economy and the real estate market may adversely affect our business.

Our success is dependent to a significant extent upon economic conditions in the Chicago metropolitan area, where the majority of our loans are originated. The Chicago metropolitan area has experienced a decline in residential home sales since 2006, and the downturn in the residential housing market has reduced demand and market prices for developed residential lots and vacant land as well as homes. This housing market has negatively impacted many of our residential real estate development customers and resulted in an increase in our nonperforming loans.

We have also experienced an increase in nonperforming loans in the commercial and industrial and income producing properties categories in 2008. A continued downturn in the Chicago area economy may have a material adverse affect on our business, financial condition and operating results, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Continued adverse conditions in the economy of the Chicago metropolitan area could also reduce demand for new loans and impair our ability to attract and retain deposits.

Our business is subject to domestic and international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

Our business is affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, and consolidation within our customer base and within our industry. For example, the capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit capacity for banks and other financial institutions without regard to their financial strength. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist and whether our actions will effectively mitigate these external factors. The resulting lack of available credit, lack of confidence in the banking and financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the impact of the volatility and disruption in the capital and credit markets on the banking industry. The U.S. Department of Treasury (“UST”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address the current economic conditions and the asset quality, capital and liquidity issues they have caused. If this legislation and its related programs fail to adequately address these conditions, a continuation or worsening of the current economic and market conditions could occur and that likely would have a material adverse impact on our business and results of operations.

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

Our commercial loans and commercial real estate loans generally involve higher credit risk than residential real estate loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of our customers’ businesses, repayment of such loans may be influenced to a great extent by the ability of our customers to execute on their business strategies and may be adversely impacted by adverse economic conditions in the markets we serve. If our customers are unable to successfully operate their businesses due to the current economic downturn or otherwise, our actual losses on our commercial loans may exceed our current estimates.

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

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are typically larger in amount than loans to individual consumers and therefore have higher potential losses on an individual loan basis, and in 2008, the average size of our commercial loan originations increased based in large part on the customer relationships brought to us by relationship managers we hired in 2008. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans and the deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on our results of operations and financial condition.

New residential home sales have declined dramatically over the last year, increasing financial stress on our real estate developer customers and adversely impacting their ability to repay their loan obligations as agreed. Further deterioration in the credit quality of our real estate construction loans would have a material adverse effect on our financial condition and results of operations.

Our financial condition, results of operations and reputation would be materially adversely impacted if we are unable to respond effectively to unanticipated deposit volatility.

As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. We have customers that maintain significant deposit balances, the immediate withdrawal of which could have a material adverse affect on our daily liquidity management. We could encounter difficulty meeting a significant deposit outflow, in which case our capital position, reputation or profitability could be negatively affected. We use primarily Federal Home Loan Bank, or FHLB, advances, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. In addition, the Bank is able to borrow from the Federal Reserve Bank through the Borrower-in-Custody program. If we fail to effectively manage the risk of deposit volatility, our business, financial condition and reputation could be materially adversely affected.

Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

Fitch Ratings downgraded its rating of the Company and the Bank three times during 2008. Fitch reduced the long and short-term debt and deposit ratings from investment grade to non-investment grade and revised its ratings outlook to negative from stable. Specifically, the long-term debt rating was revised to BB- from BBB- and the short-term debt rating was revised to B from F3, which resulted in the debt ratings moving from investment grade to speculative (non-investment) grade on Fitch’s rating scale. Fitch’s ratings of the Bank’s deposits were also downgraded to speculative grade. We have also experienced a decline in our ratings from other independent bank rating entities, such as IDC, LACE and Bankrate.com. These and any future ratings declines could subject us to negative publicity, adversely impact our ability to acquire or retain deposits, and increase our cost of borrowing or limit our asset growth. Furthermore, our credit ratings are an important factor for some of our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

Reduced access to wholesale funding sources and the brokered CD market may hinder our ability to replace deposit withdrawals and support our operations and future growth.

We must maintain access to sufficient funds to respond to the needs of our depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to continue to use sources of liquidity such as brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and FHLB advances.

Under FDIC regulations, only “well-capitalized” institutions may issue brokered CDs without prior regulatory approval. The Bank is currently categorized as “well-capitalized” and therefore may continue to utilize this funding source. Brokered CD distributors utilize capital ratios and other criteria in evaluating and approving those banks that they allow to issue brokered CDs through their distribution network. Extreme distress in the financial markets, combined with our adverse operating results, has resulted in a reduction in our access to some of these brokered CD distribution networks. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which would result in higher costs to, or reduced asset levels at, the Bank. The Bank manages this risk by utilizing multiple brokered CD distributors and has not experienced any difficulty acquiring sufficient deposits at market rates through this funding source.

Consistent with tighter credit market conditions generally, a number of our counterparties have reduced our borrowing lines with them, including our pre-approved overnight federal funds borrowing lines and repurchase agreement lines. Our growth, financial flexibility and ability to effectively fund our ongoing operations could be constrained if adequate financing is not available on commercially acceptable terms. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, which in turn would adversely affect our operating margins and profitability.

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

Regulatory restrictions and liquidity constraints at the holding company level could impair our ability to pay dividends or interest on our outstanding securities.

Historically, our primary source of funds at the holding company level has been dividends received from the Bank. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby it may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2008, the Bank could not declare or pay dividends to us without the approval of regulatory authorities.

In order to preserve capital, our Board of Directors determined to suspend the payment of dividends on our common stock beginning in the second quarter of 2008. Current and future liquidity constraints at the holding company level could impair our ability to declare and pay dividends or interest on our outstanding securities in the future. We have a $15 million revolving credit facility, of which $12 million was outstanding at December 31, 2008. Subsequent to year-end 2008, we executed an amendment with our lender to extend this facility, which was scheduled to expire on March 31, 2009, until March 31, 2010. Furthermore, we are committed to maintaining the Bank’s well capitalized status, and if the Bank were to incur significant losses in 2009, capital injections from the holding company to the Bank would further reduce cash at the holding company level.

The UST may also impose limitations on our ability to use funds we received from our participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), including with respect to the payment of dividends or interest on our outstanding securities. For example, we are currently prohibited from declaring or paying any dividends on our common stock without the UST’s consent until the earlier of November 21, 2012 and the date on which the UST no longer holds any of our Series B preferred stock. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

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

In addition, FDIC insurance premiums increased significantly during 2008 and the FDIC is significantly increasing insurance premiums during 2009 for banks that utilize brokered CDs and secured FHLB advances over certain defined limits. Based on our balance sheet as of December 31, 2008, such increase would apply to us. Such increased premiums may adversely affect our operating margins and profitability. On February 27, 2009, the FDIC announced an interim rule in which the FDIC will impose an emergency special assessment equal to 20 basis points on each insured institutions assessment base on June 30, 2009, and paid to the FDIC on September 30, 2009. The assessment base of the special assessment will be the same as the assessment base for regular deposit insurance premiums.

Furthermore, we are significantly impacted by the policies of the Federal Reserve, whose fiscal policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our financial condition and results of operation.

Our participation in the TARP CPP may place significant restrictions on our operations.

Under the TARP CPP, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are not permitted to pay dividends on our common stock without the UST’s approval until November 21, 2012, unless all of our Series B preferred stock has been redeemed or transferred by the UST to unaffiliated third parties. In addition, our ability to repurchase shares of our common stock and other securities is restricted. The consent of the UST generally is required for us to make any stock repurchases (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until November 21, 2012, unless all of the outstanding shares of our Series B preferred stock have been redeemed or transferred by the UST to unaffiliated third parties. Further, we may not repurchase shares of our common stock or Series A preferred stock if we are in arrears on the payment of Series B preferred stock dividends.

Due to our participation in the TARP CPP, we are also subject to the UST’s current standards for executive compensation and corporate governance for the period during which the UST holds our Series B preferred stock. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) a required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) a prohibition on making “golden parachute payments” to senior executive officers; and (iv) an agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year. The change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The passage of ARRA on February 17, 2009 imposed additional executive compensation and corporate expenditure limits on all current and future TARP recipients, including us. The executive compensation standards are more stringent than those previously in effect under the CPP or those previously proposed by the UST. The new standards include (i) prohibitions on bonuses, retention awards and other incentive compensation to our five most highly paid employees other than restricted stock grants which do not fully vest during the TARP period and have a value of no more than one-third of the affected employee’s total annual compensation, (ii) prohibitions on any severance payments to any of our senior executive officers in connection with their departure from our company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the UST to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statement for any annual stockholder meeting of a nonbinding “Say on Pay” shareholder vote on the compensation of executives. The restrictions on bonuses and incentive compensation in particular may result in us issuing additional shares of our common stock to compensate our executive officers that likely would result in dilution to our common stockholders and could have an adverse impact on the market value of our common stock.

The TARP CPP and ARRA may cause uncertainty among affected executives. If we are not able to manage effectively any such uncertainty, it could adversely affect our ability to execute our business plan. Such recent regulations are having, and future legislation and regulations will also have, a significant impact on the financial services industry, which changes could cause us to modify the way we operate our business and could adversely affect our profitability.

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

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients, which transactions may expose us to certain default risks. In certain circumstances, the collateral that we hold may be insufficient to cover such risks, resulting in losses that could have a material adverse affect on our business, financial condition and results of operations.

Our business would suffer if our new management team does not work together effectively.

During 2008, the composition of our senior management team significantly changed. In January 2008, Mark A. Hoppe was appointed as our President and the Bank’s President and Chief Executive Officer. These titles were previously held by Bruce W. Taylor, who continues to serve as our Chairman and Chief Executive Officer.

We also appointed a new Chief Financial Officer and Chief Operating Officer, Chief Credit Officer and Chief Lending Officer. Many of these executives have worked together in the past at a larger institution. However, if they are not able to work together effectively, or if they need to devote a significant amount of time to learn about aspects of our business and our customer base, our business and results of operations would be adversely affected.

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

We may not be able to execute, or effectively manage, our growth strategy.

Our future success depends on our achieving growth in commercial banking relationships that results in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers who currently bank at other financial institutions in our market, thereby increasing our share of the market. Our strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. In addition, we actively pursue high quality relationship managers to extend our reach in the market place. Although we believe that we have the necessary resources in place to successfully manage our future growth, our growth strategy exposes us to certain risks and expenses, and we cannot assure you that we will be able to expand our market presence or that any such expansion will not adversely affect our results of operations.

Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources. Maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, our business would be materially harmed.

In furtherance of our growth strategy, we may also seek to acquire other financial institutions or parts of those institutions in the future and we may engage in branch expansion. In connection with future acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current stockholders. Furthermore, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.

New lines of business or new products and services may subject us to certain additional risks.

We will consider and may enter into new lines of business or offer new products or services. These activities involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and we can give no assurance that our projected price and profitability targets will be attainable or that our efforts will be successful. In addition, new lines of business and new products and services could significantly impact the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

The expansion of our asset-based lending initiative may be difficult or expensive and place additional stress on our infrastructure.

During 2008, we hired an Executive Vice President to lead an expanded asset-based lending initiative and we opened offices in Kansas City, Milwaukee, Houston and Baltimore to develop new business in these markets.

This initiative will greatly increase our existing asset-based lending operations and involves a number of risks and uncertainties, including entering geographical markets that are new to the Company. We may invest a significant amount of time and resources and incur substantial costs in expanding this line of business and there can be no assurances that our efforts will be successful. In addition, an increase in asset-based lending volumes may place additional stress on our lending, credit and loan servicing infrastructure, which could adversely impact our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees, and business relationships.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease approximately 112,000 square feet for our Corporate Center under an operating lease that expires on August 31, 2014, with two five-year renewal options which could extend the lease to 2024. This facility includes an approximately 4,000 square foot banking center on the first floor of our Corporate Center.

We also maintain approximately 36,000 square feet of general office space for our administrative offices in downtown Chicago at 225 West Washington under an operating lease with a 15-year term and two five-year renewal options which could extend the least to 2032.

We currently have nine banking centers located in the Chicago metropolitan area. Of the nine banking center locations, we own five of the buildings from which the banking centers are operated, including our Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee locations. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling (term to February 2015), Burbank (term to June 2014), Rosemont (term to August 2014), and South Clark (term to June 2018) banking facilities. We also lease small offices in other locations to support our asset based lending operations.

We continually evaluate our banking center locations, considering the physical location, size of operations and lease terms. In 2008, we relocated our Yorktown facility between sites in the same shopping center. We lease the land at the new Yorktown facility but own the building, which opened in September 2008. The lease term is for 30 years with one five-year renewal option. In addition, in March 2008, we sold our Woodlawn banking center. In October 2007, we closed our Orland Park location as the lease was scheduled to expire in March 2008.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	20,318
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Yorktown	Three Yorktown Center, Lombard, Illinois	5,966
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Ashland	1542 W. 47th Street, Chicago, Illinois	6,000
South Clark	20 South Clark, Chicago, Illinois	2,700

Item 3. Legal Proceedings

We are a party to litigation from time to time arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal action against us that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “TAYC”. The high and low sales price per share of our common stock for the periods indicated is set forth below:

	High	Low
2008
Quarter Ended March 31	$21.60	$14.77
Quarter Ended June 30	18.00	6.83
Quarter Ended September 30	15.49	5.10
Quarter Ended December 31	13.28	5.57

2007
Quarter Ended March 31	$39.45	$33.00
Quarter Ended June 30	37.26	27.33
Quarter Ended September 30	32.83	22.88
Quarter Ended December 31	30.57	19.70

As of February 27, 2009, the closing price per share of our common stock as reported on the Nasdaq was $3.99.

As of February 27, 2009, there were 160 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2008 and 2007, the dividends declared on our common stock:

	2008 Dividends Per Share of Common Stock	2007 Dividends Per Share of Common Stock
First quarter	$0.10	$0.10
Second quarter	—	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10

Holders of our common stock are entitled to receive any cash dividends that may be declared by our Board of Directors. During the second quarter of 2008, our Board of Directors decided to discontinue dividend payments to common stockholders. In connection with our participation in TARP CPP and the issuance of our Series B preferred stock, we need the consent of the U.S. Treasury before we can pay any dividends on our common stock. Subject to such restrictions, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, the capital requirements of the company and our subsidiaries, regulatory conditions and considerations and other factors as our Board of Directors may deem relevant.

As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities and our outstanding preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from December 31, 2003 through December 31, 2008, with the composite index for all U.S. companies included in the Nasdaq Stock Market and the SNL Nasdaq Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, VA.

Since October 16, 2002, our common stock has been traded principally on the Nasdaq under the symbol “TAYC.”

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Taylor Capital Group, Inc.	100.00	131.96	160.19	146.30	82.69	23.85
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2008, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$92,351	$104,705	$111,192	$108,607	$94,523
Provision for loan losses	144,158	31,900	6,000	5,523	10,083

Net interest income (loss) after provision for loan losses	(51,807)	72,805	105,192	103,084	84,440
Noninterest income:
Service charges	9,136	7,709	7,738	9,022	10,854
Trust and investment management fees	3,578	3,864	4,155	4,545	5,331
Gain (loss) on investment securities	(2,399)	—	—	127	144
Sale of branch and land trusts	—	—	—	3,572	—
Other derivative income (expense)	1,936	392	494	(3,203)	2,193
Loan syndication fees	116	2,600	1,317	2,673	1,350
Other noninterest income	70	2,146	2,561	1,129	1,647

Total noninterest income	12,437	16,711	16,265	17,865	21,519
Noninterest expense:
Salaries and employee benefits	47,855	37,771	40,652	40,255	38,951
Goodwill impairment	—	23,237	—	—	—
Legal fees, net	5,016	2,464	2,166	1,891	1,808
Other noninterest expense	40,499	31,053	30,441	27,509	30,914

Total noninterest expense	93,370	94,525	73,259	69,655	71,673

Income (loss) before income taxes	(132,740)	(5,009)	48,198	51,294	34,286
Income taxes (benefit)	(8,212)	4,561	2,035	19,523	11,313

Net income (loss)	(124,528)	(9,570)	46,163	31,771	22,973
Preferred dividends and discounts	(18,830)	—	—	—	(1,875)

Net income (loss) applicable to common stockholders	$(143,358)	$(9,570)	$46,163	$31,771	$21,098

Common Share Data:
Basic earnings (loss) per share	$(13.72)	$(0.89)	$4.22	$3.16	$2.21
Diluted earnings (loss) per share	(13.72)	(0.89)	4.15	3.09	2.19
Cash dividends per common share	0.10	0.40	0.28	0.24	0.24
Book value per common share	13.47	24.10	24.36	19.99	16.12
Dividend payout ratio	N.M.	N.M.	6.75%	7.77%	10.96%
Weighted average shares – basic earnings per share	10,450,177	10,782,316	10,940,162	10,045,358	9,539,242
Weighted average shares – diluted earnings per share	10,450,177	10,782,316	11,118,818	10,286,647	9,644,515
Shares outstanding – end of year	11,115,936	10,551,994	11,131,059	10,973,829	9,653,549

	Year Ended December 31,
	2008		2007	2006	2005	2004
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$4,388,889		$3,556,463	$3,379,667	$3,280,672	$2,889,048
Investment securities	1,094,594		892,371	669,085	656,753	533,619
Total loans	3,233,261		2,533,333	2,500,685	2,384,931	2,211,606
Allowance for loan losses	128,548		54,681	37,516	37,481	37,484
Goodwill	—		—	23,237	23,237	23,354
Total deposits	3,131,046		2,580,192	2,639,927	2,543,644	2,284,697
Other borrowings	275,560		389,054	262,319	298,426	229,547
Notes payable and FHLB advances	462,000		205,000	80,000	75,000	85,500
Junior subordinated debentures	86,607		86,607	86,607	87,638	87,638
Subordinated notes, net	55,303		—	—	—	—
Preferred stock	157,314		—	—	—	—
Common stockholders’ equity	149,773		254,256	271,192	219,318	155,573
Total stockholders’ equity	307,087		254,256	271,192	219,318	155,573
Earnings Performance Data:
Return on average assets	(3.27)%		(0.28)%	1.40%	1.05%	0.84%
Return on average stockholders’ equity	(51.01)		(3.47)	19.55	17.41	14.00
Net interest margin (non tax-equivalent) (1)	2.46		3.22	3.49	3.75	3.60
Noninterest income to revenues	5.73		6.86	6.86	9.13	13.54
Efficiency ratio (2)	87.11		77.85	57.48	55.13	61.84
Loans to deposits	103.26		98.18	94.72	93.76	96.80
Average interest earning assets to average interest bearing liabilities	120.66		122.78	122.42	123.83	125.99
Ratio of earnings to fixed charges: (3)
Including interest on deposits	(0.16	)x	0.96x	1.43x	1.72x	1.65x
Excluding interest on deposits	(3.63	)x	0.82x	2.92x	3.61x	2.85x
Asset Quality Ratios:
Allowance for loan losses to total loans	3.98%		2.16%	1.50%	1.57%	1.69%
Allowance for loan losses to nonperforming loans (4)	64.15		72.27	113.15	278.69	265.98
Net loan charge-offs to average total loans	2.52		0.59	0.25	0.24	0.34
Nonperforming assets to total loans plus repossessed property (5)	6.58		3.09	1.34	0.61	0.64
Capital Ratios:
Total stockholders’ equity to assets – end of year	7.00%		7.15%	8.02%	6.69%	5.38%
Average stockholders’ equity to average assets	6.41		8.21	7.18	6.05	5.99
Leverage ratio	8.73		9.40	10.17	8.90	6.49
Tier 1 risk-based capital ratio	10.22		11.44	12.10	10.44	7.29
Total risk-based capital ratio	13.02		12.74	13.35	12.02	10.27

COLE TAYLOR BANK:
Net income (loss)	$(117,196)		$(2,971)	$40,247	$40,089	$28,314
Return on average assets	(3.08)%		(0.09)%	1.22%	1.33%	1.04%
Stockholder’s equity to assets – end of year	7.36		8.82	9.38	8.58	8.82
Leverage ratio	7.11		8.74	9.04	8.46	8.29
Tier 1 risk-based capital ratio	8.32		10.62	10.76	9.91	9.30
Total risk-based capital ratio	11.12		11.88	12.01	11.16	10.55

N.M.	Not meaningful.
(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.
(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(4)	Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(5)	Nonperforming assets consist of nonperforming loans, other real estate, and other repossessed assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage those businesses.

The following discussion and analysis presents our consolidated financial condition at December 31, 2008 and 2007 and the results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be read together with the “Selected Consolidated Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

2008 Overview

Results of Operations

We reported a net loss applicable to common shareholders for the year ended December 31, 2008 of $143.4 million, or ($13.72) per common share, compared with a net loss of $9.6 million, or ($0.89) per common share, for the year ended December 31, 2007. The largest component of the net loss in 2008 was a $144.2 million provision for loan losses, compared with a provision of $31.9 million in 2007. The net loss in 2008 was also impacted by the establishment of a $46.4 million, or $4.44 per common share, valuation reserve against our deferred tax assets and preferred stock dividends of $18.8 million in 2008. The net loss in 2007 included a non-cash, after-tax charge of $23.2 million, or $2.14 per share, for the write-off of our goodwill.

Our total assets increased $832.4 million, or 23.4%, during 2008 to $4.39 billion at December 31, 2008, compared to $3.56 billion at December 31, 2007. Total loans increased $699.9 million, or 27.6%, to $3.2 billion at December 31, 2008, with the increase attributable to primarily commercial and industrial loans (C&I loans). C&I loans increased $635.5 million, or 74.7% during 2008, as we hired over 50 new commercial bankers and embarked on a significant growth strategy. Our new commercial bankers established 180 new commercial banking relationships and originated more than $750 million in new commercial loans.

Our senior management team changed beginning with the hiring of a new President in February 2008. During 2008, we recruited a new Chief Credit Officer, Chief Lending Officer, Chief Operating Officer and Chief Financial Officer. We also hired an Executive Vice President to lead an expanded asset-based lending capability. We launched our asset-based lending initiative, which operates under the name Cole Taylor Business Capital, and opened offices in Kansas City, Milwaukee, Houston and Baltimore to support these operations. All of our new executives’ previous experience was with a substantially larger banking organization and included many years of experience in the Chicago banking market.

Series A Preferred Stock Issuance

On September 29, 2008, we completed a private placement of $60 million of 8% non-cumulative convertible perpetual preferred stock, Series A, to certain institutional and individual accredited investors. The preferred stock private placement included a total of 2.4 million shares of 8% non-cumulative convertible perpetual preferred stock, Series A, with a purchase price and liquidation preference of $25.00 per share. The preferred stock pays non-cumulative dividends at an annual rate of 8% of the liquidation preference beginning in January 2009. Each share of the preferred stock can be converted into 2.5 shares of our common stock at a conversion price of $10.00 per common share. The preferred stock is convertible into an aggregate of 6.0 million shares of our common stock at the option of the preferred stockholders at any time, and will be convertible at our option on or after September 29, 2013. The preferred stock will cease to pay dividends after September 29, 2010, if the volume weighted average price of our common stock on the Nasdaq Global Select Market exceeds 200% of the then applicable conversion price ($20.00) for at least 20 trading days in any consecutive 30-day period, or after September 29, 2011, if the volume weighted average price of our common stock on the Nasdaq Global Select Market exceeds 130% ($13.00) of the then-applicable conversion price for at least 20 trading days in any consecutive 30-day period.

Issuance of Subordinated Bank Notes and Common Stock Warrants

Simultaneously with the issuance of the Series A preferred stock, we closed a sale of $60 million in principal amount of 10% subordinated notes issued by our Bank which included detachable warrants to purchase shares of our Company’s common stock. The subordinated notes issued by the Bank bear interest at an annual rate of 10% and mature on September 29, 2016, but may be prepaid at the Bank’s option after September 29, 2011. For every $1,000 in principal amount of the subordinated notes, investors in this transaction also received a warrant to purchase 15 shares of our common stock at an exercise price of $10.00 per share, which represents an aggregate of 900,000 shares of common stock. The warrants are not exercisable until March 29, 2009 and expire on September 29, 2013.

In connection with the private placement of Series A preferred stock, we also issued to Financial Investments Corporation (“FIC”) warrants to purchase up to 500,000 shares of our common stock at an exercise price of $20.00 per share. The FIC warrants are not transferable or assignable after their initial issuance, and are exercisable anytime up to the September 29, 2018 expiration date.

Participation in U.S. Treasury Department’s TARP Capital Purchase Program

On November 21, 2008, we received $104.8 million from the U.S. Treasury Department in exchange for the issuance of 104,823 shares of our Series B preferred stock and warrants to purchase 1,462,647 shares of our common stock as part of the federal government’s TARP Capital Purchase Program. The Series B preferred shares pay a dividend of 5% per year for the first five years and reset to 9% per year thereafter. The Series B preferred shares are callable at par after three years and can be redeemed prior to then at 100% of the issue price, subject to the approval of our federal regulator. The warrants have a term of ten years and an exercise price of $10.75 per share.

Counterparty Borrowing Lines

During 2008, our pre-approved borrowing lines for federal funds purchased and repurchase agreements declined. Our approved overnight federal funds borrowing lines have declined to $95 million at December 31, 2008 from $260 million at December 31, 2007. Our pre-approved repurchase agreement lines have declined to $390 million at December 31, 2008 from $610 million at December 31, 2007. In response, we have increased our pledge of qualifying commercial loan collateral under the Federal Reserve Bank’s Borrower-in-Custody Program, which increased our borrowing capacity to $640 million at December 31, 2008 from $307 million at December 31, 2007. Subsequent to year end, the Bank has increased its pre-approved borrowing lines for federal funds purchased by $35 million. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell Federal Funds to the Bank in order to manage their excess liquidity.

In addition, an independent debt rating agency, Fitch Ratings, downgraded its ratings of the holding company and the Bank during 2008. Fitch reduced the long and short-term debt and deposit ratings from investment grade to non-investment grade and revised their ratings outlook to negative from stable. We have also experienced a decline in our ratings from entities such as IDC, LACE, and Bankrate.com. The Bank has not experienced any difficulty acquiring deposits at market rates. However, these ratings declines could negatively impact our acquisition or retention of deposits in the future.

2007 Overview

We reported a net loss for the year ended December 31, 2007 of $9.6 million, or ($0.89) per share, compared with net income of $46.2 million, or $4.15 per diluted common share, for the year ended December 31, 2006. The net loss in 2007 included a non-cash, after-tax charge of $23.2 million, or $2.14 per share, for the write-off of our goodwill. In addition, the provision for loan losses was $31.9 million in 2007, compared with a provision of $6.0 million in 2006. Net income in 2006 included $15.5 million, or $1.39 per share, of tax benefits associated with the resolution of particular tax uncertainties. These tax benefits were recognized in the second half of 2006 because of the expiration of the statute of limitations on our 2002 income tax return and the completion of certain taxing authority examinations. Total assets at December 31, 2007 were $3.56 billion, compared to $3.38 billion at December 31, 2006, an increase of $176.8 million, or 5.2%.

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

The preparation of financial statements in conformity with these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We consider our policies for the allowance for loan losses, the valuation of deferred tax assets and establishment of tax liabilities and the valuation of financial instruments such as investment securities and derivatives to be critical accounting policies. In 2008, we revised which of our accounting policies we consider critical. We added as a critical accounting policy the valuation of investment securities, specifically our policy regarding other than temporary impairment. In addition, our policy regarding goodwill impairment was no longer critical as all of our goodwill was written off at the end of 2007.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio segments, and an unallocated allowance. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have higher potential losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause a significant increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

Income Taxes

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior two years and general business and economic trends. At December 31, 2008, we recorded a valuation allowance relating to our deferred tax asset. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the significant loan loss provisions made during 2008. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We believe, based on our internal earnings projections, that we will generate future taxable income that will result in the realization of this deferred tax asset. However, this positive evidence was not sufficient to overcome the negative evidence of our recent cumulative loss.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to accommodate individual customer needs and to assist in our interest rate risk management. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of a hedge and quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives flow through the consolidated statements of operations in other noninterest income, which results in greater volatility in our earnings.

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

Valuation of Investment Securities

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings and discounted cash flow analysis. We utilize various independent pricing sources to obtain fair values and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis we obtain from those independent pricing sources indicates that it is probable that all future principal and interest payments would be received in accordance with their original contractual terms and we have both the intent and ability to hold the investment security until maturity, the unrealized loss is deemed temporary. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the significant uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage-backed securities are based on estimates of mortgage default rates and future housing prices, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other than temporary and have a material impact on our statement of operations.

Results of Operations as of and for the Years Ended December 31, 2008, 2007, and 2006

Net Interest Income

Net interest income is the difference between total interest income and fees generated by interest-earning assets and total interest expense paid on interest-bearing liabilities. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of rates earned or paid on those assets and liabilities.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007. Net interest income was $92.4 million for the year ended December 31, 2008, as compared to $104.7 million for 2007, a decrease of $12.4 million, or 11.8%. With an adjustment for tax-exempt income, our consolidated net interest income was $95.6 million, $12.6 million, or 11.6%, less than tax equivalent net interest income of $108.2 million during 2007. These non-GAAP tax-equivalent measures are discussed more fully below.

Our tax-equivalent net interest margin was 2.55% during 2008, 78 basis points lower than the net interest margin of 3.33% during 2007. The decline in the net interest margin resulted from the decline in earning asset yields outpacing the decline in our interest-bearing funding cost. The yield on our interest-earning assets decreased 155 basis points to 5.54% in 2008 from 7.09% during 2007, primarily as a result of the decline in short term market interest rates driving down the yield on variable rate loans. The percentage of fixed rate loans declined to 31% of the portfolio at December 31, 2008, as compared to 43% at December 31, 2007. This change in the mix of our loans also contributed to the decline in our net interest margin. This decline in loan yield was offset by an increase in loan volume and an increase in both volume and rate on the investment portfolio. Over the same time period, the cost of our interest-bearing liabilities decreased 101 basis points to 3.61% during 2008 from 4.62% during 2007.

Average interest-earning assets increased $495.8 million, or 15.2%, to $3.75 billion during 2008, compared to $3.25 billion during 2007. Average loans were $2.79 billion in 2008, an increase of $283.3 million, or 11.3%, as compared to average loans of $2.51 billion in 2007. Average investment securities increased $184.2 million, or 25.9%, to $895.4 million during 2008, as compared to average investment securities of $711.2 million during 2007.

Average interest-bearing liabilities increased $457.5 million, or 17.3%, to $3.11 billion during 2008, compared to $2.65 billion during 2007. Average total deposits increased $352.0 million, or 13.7%, in 2008 to $2.92 billion from $2.57 billion. See “Deposits” below for further discussion of the changes in our deposit balances during 2008. In addition, increases in average borrowings of $49.2 million and FHLB advances of $57.9 million supported interest-earning asset growth in 2008.

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

Average FHLB borrowings were $124.1 million during 2007 as compared to $80.5 million during 2006, and average interest-bearing deposit balances were $2.18 billion during 2007, compared to $2.17 billion during 2006. Increases in interest-bearing demand deposits, primarily higher rate money market accounts, were offset by decreases in average time deposit and savings account balances. See “Deposits” below for further discussion of the changes in our deposit balances during 2007.

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

	For the Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net interest income as reported	$92,351	$104,705	$111,192
Tax equivalent adjustment-investments	3,140	3,272	2,991
Tax equivalent adjustment-loans	126	240	353

Tax equivalent net interest income	$95,617	$108,217	$114,536

Yield on earning assets without tax adjustment	5.45%	6.98%	6.94%
Yield on earning assets – tax equivalent	5.54%	7.09%	7.05%

Net interest margin without tax adjustment	2.46%	3.22%	3.49%
Net interest margin – tax equivalent	2.55%	3.33%	3.60%

Net interest spread without tax adjustment	1.84%	2.36%	2.72%
Net interest spread – tax equivalent	1.93%	2.47%	2.83%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2008			2007			2006
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$754,811	$38,633	5.12%	$564,962	$26,643	4.72%	$574,823	$24,779	4.31%
Tax-exempt (tax equivalent) (2)	140,550	8,970	6.38	146,208	9,348	6.39	133,115	8,545	6.42

Total investment securities	895,361	47,603	5.32	711,170	35,991	5.06	707,938	33,324	4.71

Cash Equivalents	64,025	1,421	2.18	35,731	1,810	5.00	45,284	2,292	4.99

Loans (2) (3):
Commercial and commercial real estate	2,627,905	147,727	5.53	2,328,460	178,398	7.56	2,214,508	171,977	7.66
Residential real estate mortgages	56,660	3,150	5.56	61,253	3,555	5.80	63,904	3,581	5.60
Home equity and consumer	106,158	5,770	5.44	117,682	9,128	7.76	152,178	11,631	7.64
Fees on loans		2,043			1,689			1,539

Net loans (tax equivalent) (2)	2,790,723	158,690	5.69	2,507,395	192,770	7.69	2,430,590	188,728	7.76

Total interest earning assets (2)	3,750,109	207,714	5.54	3,254,296	230,571	7.09	3,183,812	224,344	7.05

NON-EARNING ASSETS:
Allowance for loan losses	(88,046)			(39,524)			(37,419)
Cash and due from banks	57,269			55,175			59,440
Accrued interest and other assets	91,655			91,677			85,482

TOTAL ASSETS	$3,810,987			$3,361,624			$3,291,315

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$748,001	$13,114	1.75	$888,242	$34,919	3.93	$772,127	$26,956	3.49
Savings deposits	45,247	58	0.13	54,169	150	0.28	66,500	188	0.28
Time deposits	1,718,572	75,107	4.37	1,233,280	61,961	5.02	1,330,524	60,122	4.52

Total interest-bearing deposits	2,511,820	88,279	3.51	2,175,691	97,030	4.46	2,169,151	87,266	4.02

Other borrowings	313,430	9,648	3.03	264,232	11,051	4.13	263,874	10,622	3.97
Notes payable and FHLB advances	181,986	5,511	2.98	124,055	6,342	5.04	80,548	4,105	5.03
Junior subordinated debentures	86,607	7,013	8.10	86,607	7,931	9.16	87,067	7,815	8.98
Subordinated notes	14,192	1,646	11.60	—	—		—	—

Total interest-bearing liabilities	3,108,035	112,097	3.61	2,650,585	122,354	4.62	2,600,640	109,808	4.22

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	409,322			393,494			401,258
Accrued interest, taxes and other liabilities	49,483			41,442			53,251

Total noninterest-bearing liabilities	458,805			434,936			454,509

STOCKHOLDERS’ EQUITY	244,147			276,103			236,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,810,987			$3,361,624			$3,291,315

Net interest income (tax equivalent) (2)		$95,617			$108,217			$114,536

Net interest spread (2) (4)			1.93%			2.47%			2.83%

Net interest margin (2) (5)			2.55%			3.33%			3.60%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

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

	2008 over 2007 INCREASE/(DECREASE)				2007 over 2006 INCREASE/(DECREASE)
	Volume	Rate	Day (1)	Net	Volume	Rate	Net
	(in thousands)
INTEREST EARNED ON:
Investment securities:
Taxable	$9,576	$2,415	$—	$11,991	$(436)	$2,300	$1,864
Tax-exempt	(362)	(15)	—	(377)	843	(40)	803
Cash equivalents	947	(1,341)	5	(389)	(486)	4	(482)
Loans	19,895	(54,504)	528	(34,081)	5,792	(1,750)	4,042

Total interest-earning assets				(22,856)			6,227

INTEREST PAID ON:
Interest-bearing demand deposits	(4,853)	(17,048)	96	(21,805)	4,332	3,631	7,963
Savings deposits	(21)	(71)	—	(92)	(38)	—	(38)
Time deposits	21,827	(8,850)	170	13,147	(4,562)	6,401	1,839
Other borrowings	1,802	(3,235)	30	(1,403)	14	415	429
Notes payable and FHLB advances	2,274	(3,121)	17	(830)	2,229	8	2,237
Jr. subordinated debentures	—	(941)	22	(919)	(41)	157	116
Subordinated debt	1,646	—	—	1,646	—	—	—

Total interest-bearing liabilities				10,256			12,546

Net interest income, tax-equivalent	$12,878	$(25,676)	$198	$(12,600)	$2,843	$(9,162)	$(6,319)

(1)	The year ended December 31, 2008 had 366 days compared to 365 days for the year ended December 31, 2007.

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

Our provision for loan losses was $144.2 million during 2008, compared to $31.9 million during 2007. Increases in nonperforming loans and net charge-offs caused us to increase our allowance for loan losses through the provision for loan losses in 2008. Net charge-offs totaled $70.3 million, or 2.52% of average total loans, during 2008 compared to $14.7 million, or 0.59% of average total loans, in 2007. In addition, the level of nonperforming loans increased to $200.4 million, or 6.20% of total loans, at December 31, 2008, compared to nonperforming loans of $75.7 million, or 2.99% of total loans, at December 31, 2007. See “Nonperforming Assets and Impaired Loans” and “Allowance for Loan Losses” for further discussion on the credit quality of our loan portfolio and our allowance for loan losses.

Our provision for loan losses was $31.9 million in 2007, an increase of $25.9 million, compared to a provision for loan losses of $6.0 million in 2006. Net charge-offs increased to $14.7 million, or 0.59% of average total loans, in 2007 from $6.0 million, or 0.25% of average total loans, in 2006. The increase in net charge-offs in 2007 was a factor in the increase in the provision in 2007 as compared to 2006.

Noninterest Income

The following table presents the composition of our noninterest income for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Service charges	$9,136	$7,709	$7,738
Impairment loss on investment securities	(2,399)	—	—
Trust services	2,357	2,320	2,269
Other derivative income	1,936	392	494
Change in market value of employee deferred compensation plan	(1,354)	525	589
Investment management fees	1,221	1,544	1,886
ATM fees	388	417	364
Letter of credit fees	376	527	597
Losses from partnership interests	(166)	(247)	(74)
Loan syndication fees	116	2,600	1,317
Other noninterest income	826	924	1,085

Total noninterest income	$12,437	$16,711	$16,265

Noninterest income of $12.4 million for 2008 was $4.3 million, or 25.6%, less than noninterest income of $16.7 million for 2007. Service charges increased $1.4 million and other derivative income increased $1.5 million in 2008. However, noninterest income in 2008 included an impairment loss of $2.4 million resulting from the write-down to fair value of a private-label mortgage-backed security. In addition, loan syndication fees declined $2.5 million to $116,000 in 2008, as compared to $2.6 million in 2007. The market value of assets in our employees’ deferred compensation plan declined $1.4 million in 2008. The change in market value is reported in both noninterest income and salary expense and therefore does not impact our net operating results.

Our noninterest income increased $446,000, or 2.7%, to $16.7 million during 2007, as compared to $16.3 million during 2006. A $1.3 million increase in loan syndication fees in 2007 primarily produced the increase. This increase was partly offset by a decline in investment management fees and an increase in losses from partnership interests.

Our service charges are principally derived from deposit accounts. Service charges increased $1.4 million, or 18.5%, in 2008 to $9.1 million, as compared to $7.7 million in 2007. Service charge income is impacted by a number of factors, including the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The increase in service charge revenue in 2008 was primarily caused by a decrease in the earnings credit rate given to customers on their collected account balances to offset gross activity charges. The general movement of our earnings credits rates correlates with the movement of short-term market interest rates.

In December 2008, we recorded a $2.4 million loss for other than temporary impairment on a private-label mortgage-backed security. The security, which had a par value of $3.4 million on December 31, 2008, is collateralized by adjustable rate loans with a fixed interest rate and interest only payments for the first five years. After the five year period, the principal is amortized over the remaining 25 year term of the mortgage and the interest rate adjusts annually. These mortgage loans are primarily in California and are scheduled for payment resets in mid-2009. We recognized an impairment loss for the amount by which the par value exceeded the fair value of $1.1 million as determined by a nationally recognized independent pricing service. We held private label mortgage-related securities at December 31, 2008 with a carrying value of $37.2 million and a fair value of $30.7 million. As part of our quarterly evaluation process, we obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other than temporary impairment has occurred. Our analysis indicates that it is probable all cash flows will be received and we do not believe that other than temporary impairment has occurred on these securities at December 31, 2008. See “Investment Securities” below for a further discussion of private label mortgage-backed securities.

Trust fees have approximated $2.3 million over the last three years, 2006 through 2008. Trust fees are earned in connection with our offering of corporate trust services, primarily our paying agent and escrow services. We expect trust fees to decline significantly in 2009 as a result of the maturity of certain agreements that have produced approximately $850,000 annually in revenues and the decline in spread income we earn on invested trust funds.

We began increasing the offering of derivative instruments to our customers in 2008. Other derivative income of $1.9 million in 2008 was comprised of $712,000 of fees earned from customer derivatives and $1.2 million from changes in the fair value of derivatives that are not designated as accounting hedges. The majority of the gain in fair value arose from derivative instruments that were designated as accounting hedges at inception, but de-designated at a later date. Changes in the fair value of derivative instruments after de-designation are recorded currently in earnings. Other derivative income of $392,000 in 2007 and $494,000 in 2006, related primarily to changes in the fair value of derivative instruments not designated as accounting hedges. See “Derivative Financial Instruments” below for further discussion of our derivative instruments sold to borrowing customers.

Our employees’ deferred compensation plan allows the participants to direct the investment of their deferred compensation in selected mutual funds. The investment in these mutual funds are assets of the Company and carried at market value, while an equal and offsetting liability is recorded to reflect the obligation by the Company to the plan participants. The change in the market value of assets in our employees’ deferred compensation plan is reported in both noninterest income and salary expense and therefore has no net impact on our operating results. During 2008, the market value of those assets declined $1.4 million to $3.4 million. In 2007 and 2006, the market value of the plan assets increased $525,000 and $589,000, respectively.

Investment management fee income decreased $323,000, or 20.9%, to $1.2 million in 2008, compared to $1.5 million in 2007 and $1.9 million in 2006. The decline in fee income resulted primarily from the decline in assets under management. The decline in assets under management was a result of the decline in the general equity markets as well as fewer customers.

We have investments in limited partnerships that specialize in providing low-income housing and community development in the Chicago metropolitan area. We account for our limited partnership investments under the equity method of accounting and recognize our share of partnership losses in noninterest income and the related low-income housing tax credits as a reduction of income tax expense. Our portion of partnership losses totaled $166,000 in 2008, as compared to $247,000 and $74,000 in 2007 and 2006, respectively. At December 31, 2008, we had investments in a total of 15 partnerships with a total carrying value of $1.3 million.

Loan syndication fees totaled $116,000 in 2008, compared with $2.6 million in 2007. Historically, we earned syndication fees in connection with the syndication of real estate development loans. The decline in loan syndication fees was a result of reduced lending activity in the real estate development market in 2008. We expect our increased asset-based lending activity to result in increased loan syndication fees in 2009 and future periods.

Other noninterest income, which includes safe deposit rental fees, fees from financial planning services and other miscellaneous banking activities totaled $826,000, $924,000, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Noninterest Expense

The following table presents the composition of our noninterest expense for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$36,406	$32,402	$32,208
Sign-on bonuses and severance	6,088	575	530
Incentives, commissions and retirement benefits	5,361	4,794	7,914

Total salaries and employee benefits	47,855	37,771	40,652
Occupancy of premises	7,812	8,673	7,842
Furniture and equipment	3,094	3,431	3,627
Legal fees, net	5,016	2,464	2,166
Goodwill impairment	—	23,237	—
Nonperforming asset expense	4,711	643	542
FDIC assessment	2,687	307	320
Early extinguishment of debt	2,500	—	—
Other professional services	2,311	2,427	1,629
Computer processing	1,995	1,737	1,758
Advertising and public relations	1,170	1,510	1,525
Corporate insurance	1,131	1,108	1,211
Consulting	866	636	1,018
Other noninterest expense	12,222	10,581	10,969

Total noninterest expense	$93,370	$94,525	$73,259

Efficiency Ratio (1)	87.11%	77.85%	57.48%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.

Total noninterest expense in 2008 was $93.4 million, a decrease of $1.2 million, or 1.2%, from $94.5 million in 2007. Noninterest expense in 2007 included a one-time charge of $23.2 million for the impairment of our goodwill.

Total noninterest expense in 2007 was $94.5 million, which was $21.3 million higher than noninterest expense of $73.3 million in 2006. This increase was due primarily to the $23.2 million goodwill impairment charge partially offset by a decrease in total salaries and employee benefits expense.

Total salaries and employee benefits expense in 2008 was $47.9 million, compared to $37.8 million in 2007. Salaries and benefit expense in 2008 increased $10.1 million, or 26.7%, as base salary expense increased $5.3 million, severance expense increased $3.8 million, sign-on bonus expense increased $1.8 million and the cost of restricted stock grants increased to $1.4 million. The increases in total salaries and benefits expenses were partially offset by the $1.4 million reduction in the market value of the employees’ deferred compensation plan assets. Changes in the market value of the employees’ deferred compensation plan assets are included in the salaries, employment taxes, and medical insurance expense caption within total salaries and employee benefits expense. During 2008, we hired a new senior management team and 50 commercial relationship managers to implement a strategic growth plan. In addition, we replaced a number of our existing support staff. Our recruiting increased base salary expense, cash sign-on bonuses, incentives and stock-based awards to attract new employees.

Total salaries and employee benefits expense in 2007 was $37.8 million, compared to $40.7 million in 2006. A $3.1 million decrease in incentive and employee benefit plan expenses produced most of the decrease as compared to 2006.

Salaries, employment taxes and medical insurance expense increased $4.0 million, or 12.4%, to $36.4 million in 2008, as compared to $32.4 million in 2007. Base salaries increased $5.3 million, or 18.3%, and the number of total full-time equivalent employees increased to 451 at December 31, 2008, from 418 at December 31, 2007. In addition, employment taxes and medical insurance premiums also increased. The increases in salaries, taxes and insurance were partially offset by the $1.4 million reduction in the market value of the employees’ deferred compensation plan assets. Changes in the market value of the deferred compensation plan assets is reported both in noninterest income and salary expense and therefore has no net impact on our operating results. Total salaries, employment taxes and medical insurance expense of $32.4 million in 2007 were largely unchanged compared to the expense of $32.2 million in 2006. The number of full-time equivalent employees was 421 at December 31, 2006 compared to 418 at the end of 2007.

Severance expense was $4.1 million in 2008, as compared to $318,000 in 2007 and $326,000 in 2006. Sign-on bonuses were $2.0 million in 2008, as compared to $257,000 in 2007 and $204,000 in 2006.

Total incentives, commissions and retirement benefits increased $567,000, or 11.8%, to $5.4 million in 2008, compared to $4.8 million in 2007. The increase was primarily a result of increased stock-based awards in 2008 which were primarily due to the granting of stock-based awards associated with the hiring of key individuals associated with our strategic growth initiative. Equity based compensation increased to $2.2 million in 2008, as compared to $1.6 million in 2007. While we incurred incentive, guaranteed and other bonus expense primarily associated with our recruiting activities in 2008, we did not accrue for any annual performance-based bonus pool in 2008. Total incentives, commissions and retirement benefits decreased $3.1 million, or 39.4%, to $4.8 million in 2007, compared to $7.9 million in 2006. The decrease in cash-based incentives and retirement plan expenses reflected the diminished financial performance in 2008 and 2007 as compared to 2006.

Our occupancy of premises expense was $7.8 million in 2008, as compared to $8.7 million in 2007 and $7.8 million in 2006. Occupancy expenses were higher in 2007 because we moved our downtown Chicago facility from one leased facility to another, as the lease on the existing facility was set to expire in December 2007. As a result, we incurred lease expense for the new facility and the existing facility as we transitioned to the new space. In addition, we incurred costs to physically move to the new facility. Also, costs associated with the closing of our Orland Park banking center and portions of our leased administrative offices at our Burbank facility contributed to the increase in occupancy costs in 2007.

Furniture and equipment expense was $3.1 million in 2008, compared to $3.4 million and $3.6 million in 2007 and 2006, respectively. Lower depreciation and maintenance produced the decrease in the yearly comparisons.

Total legal fees, net of reimbursements, were $5.0 million in 2008, compared to $2.5 million and $2.2 million in 2007 and 2006, respectively. Legal fees are reported net of reimbursements received from customers. The increase in legal fees in 2008 was primarily related to our lending and collection activities, in particular relating to our nonperforming assets. In addition, we incurred increased legal fees in 2008 for revising our employee benefit plans, recruiting and regulatory matters.

We recorded a $23.2 million goodwill impairment charge in 2007 to write-off our remaining goodwill balance. Our goodwill was created from our 1997 acquisition of the Bank. Historically, we tested goodwill for impairment on July 1 of each year, or between annual assessment dates whenever events or significant changes in circumstances indicated that the carrying value may be impaired. Because of adverse changes in the business climate that impacted the Bank during the fourth quarter of 2007, we performed an additional goodwill impairment test as of December 31, 2007. As a result of a decline in the market price of our common stock to levels significantly below our book value, we determined that the entire amount of our goodwill was impaired and recorded the goodwill impairment charge in the fourth quarter of 2007.

Nonperforming asset expense was $4.7 million in 2008, compared to $643,000 in 2007 and $542,000 in 2006. The increase in nonperforming asset expense in 2008 was primarily a result of the recognition of a $2.9 million liability for unfunded commitments under standby letters of credit associated with certain of our impaired loans. In addition, we recognized $857,000 of additional provisions to reduce the carrying value of certain other real estate owned in 2008, as compared to $7,000 in 2007. Nonperforming asset expense is influenced by the number and complexity of the lending relationships being managed in our work-out area and properties being maintained pending their sale. An increase in nonperforming assets and loans in our work-out area caused the increase in 2008. We expect that a higher level of nonperforming assets at December 31, 2008 than in past years may result in an increase in this expense in 2009.

FDIC insurance premiums were $2.7 million in 2008 as compared to $307,000 and $320,000 in 2007 and 2006, respectively. In 2007, the FDIC increased the rates paid for deposit insurance and, at the same time, granted assessment credits to qualifying institutions. The Bank utilized its assessment credit throughout 2007 and in the first quarter of 2008 to offset the increased deposit insurance premiums. The FDIC is raising insurance premiums significantly in 2009. For the first half of 2009, premium rates will be doubled as compared to the fourth quarter of 2008. In addition, beginning in June 2009, the FDIC is further increasing insurance premiums for banks that utilize brokered CDs and secured FHLB advances over certain defined limits. Based on our balance sheet at December 31, 2008, both of these additional premiums will likely apply to our Bank. Additionally, we elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which will also increase our insurance premiums. We expect that deposit insurance premiums for the Bank in 2009 will increase significantly. On February 27, 2009, the FDIC announced an interim rule pursuant to which the FDIC will impose an emergency special assessment equal to 20 basis points on each insured institution’s assessment base on June 30, 2009, and paid to the FDIC on September 30, 2009. The assessment base of the special assessment will be the same as the assessment base for regular deposit insurance premiums. We estimate that our share of the emergency special assessment will be approximately $6.3 million.

In 2008, we incurred early extinguishment of debt expense of $2.5 million for the early redemption of approximately $190 million of above market rate brokered certificates of deposits. The unamortized issuance costs and fair value adjustments on these deposits were charged to expense at the time of redemption. At December 31, 2008, we have $52.5 million of brokered certificates of deposit that are callable at our option in 2009 with $891,000 of unamortized issuance costs and fair value adjustments.

Other professional fees were $2.3 million during 2008, compared to $2.4 million and $1.6 million in 2007 and 2006, respectively. Other professional services expense in 2007 increased compared to 2006, primarily due to the engagement of a third-party asset management firm to provide sub-advisory investment management services.

Corporate insurance expense was $1.1 million in each of the years ended December 31, 2008 and 2007 and was $1.2 million for the year ended December 31, 2006. Due to adverse economic conditions in the banking industry, we expect that our corporate insurance expense may be higher in the future.

Consulting expense was $866,000, $636,000, and $1.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in consulting expense in 2008 was a result of the management services agreement entered into with Financial Investments Corporation on September 29, 2008. The contract amount of $750,000 was prepaid and is being expensed over the nine month term of the contract, which ends June 30, 2009.

Other noninterest expense principally includes certain professional fees, operating losses and other operating expenses such as telephone, postage, office supplies, and printing. Other noninterest expense was $12.2 million in

2008 compared to $10.6 million in 2007 and $11.0 million in 2006. Increases in business entertainment and loan related expenses, board of director’s fees and operating losses all contributed to the higher level of other noninterest expense in 2008 as compared to 2007. The increase in business entertainment was due to the increase in the number of commercial bankers. Board of director’s fees increased as a result of an increase in the number of board meetings as well as an increase in the number of directors.

Our efficiency ratio was 87.11% for 2008, compared to 77.85% for 2007 and 57.48% for 2006. The increase in the efficiency ratio in 2008 was primarily caused by the decrease in net interest income. The increase in the efficiency ratio in 2007 was primarily caused by the $23.2 million goodwill impairment charge.

Income Taxes

We reported an income tax benefit of $8.2 million for the year ended December 31, 2008 on a pre-tax loss of $132.7 million, in recognition of our ability to carry back the current loss to recover taxes paid in prior years. As of December 31, 2008, we had a current federal income tax receivable of $16 million reflecting the impact of utilizing the federal income tax loss generated in 2008 to file for refunds of taxes paid in 2006 and a portion of taxes paid in 2007. We also established a $46.4 million valuation allowance resulting in a net deferred tax asset of $6.9 million at December 31, 2008. The realizability of our deferred tax asset depends upon our ability to derive benefits from the tax deductions inherent in the deferred tax asset by refunds of prior taxes paid or by reducing future tax obligations. We believe, based on our internal earnings projections, that we will realize the benefit of this deferred tax asset as we achieve profitability in the future. However, the significance of our pre-tax loss, which resulted in a cumulative loss when combined with our results in the prior two years, created a presumption under generally accepted accounting principles that a valuation allowance is required. In addition, the uncertain future economic and business climate increases the likelihood of volatility in our future earnings. Generally accepted accounting principles limit the extent to which a company can utilize projections of future income to support recorded deferred tax assets when a cumulative loss has occurred. Therefore, we recorded an after-tax, non-cash charge of $46.4 million to establish a valuation allowance against our deferred tax asset. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly. A reduction in the valuation allowance would lower the amount of income tax expense recognized in our consolidated statement of operations in future periods.

Income tax expense was $4.6 million for the year ended December 31, 2007, notwithstanding the pre-tax loss of $5.0 million, primarily because the goodwill impairment charge of $23.2 million was not deductible for income tax purposes. Our effective tax rate was lower because of the lower level of pre-tax earnings and the impact on the effective income tax rate of our tax-exempt interest income was larger than in previous periods. In addition, during 2007, the State of Illinois passed legislation increased our effective tax rate beginning in 2008. As a result of the enactment of this legislation, we recognized a reduction in income tax expense of $376,000 by increasing our deferred tax assets.

Income tax expense was $2.0 million in 2006, resulting in an effective tax rate of 4.2%. In 2006, income tax expense of $18.0 million was reduced by the recognition of $15.5 million of tax benefits relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required in 2006 primarily as a result of the expiration of the statute of limitations with respect to our 2002 federal income tax return and based upon the results of examinations by taxing authorities with respect to other tax years. In addition, tax expense in 2006 was reduced by refunds of prior years’ state income taxes totaling $443,000.

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

Financial Condition

Our total assets of $4.39 billion increased by $832.4 million, or 23.4%, during 2008 at December 31, 2008, compared to $3.56 billion at year-end 2007. Loans increased $699.9 million, or 27.6%, and investment securities increased $202.2 million, or 22.7%. The asset growth was funded primarily with time deposits, which increased $786.2 million, or 64.5%, and FHLB advances which increased $245.0 million to $450.0 million at year end 2008. We issued $60 million in subordinated debt at the subsidiary bank level with a term of eight years and carrying a 10% interest rate. In addition, total stockholders’ equity increased $52.8 million during 2008 to $307.1 million from $254.3 million at December 31, 2007. Our issuance of two classes of preferred stock (Series A and B) and common stock warrants (relating to both the issuance of the subordinated debt and Series B preferred stock) increased our stockholders’ equity by $165.8 million.

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

The following tables present the composition and maturities of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2008:
U.S. government sponsored agency securities	$64,993	$66,985	$—	$—	$64,993	$66,985
Collateralized mortgage obligations	152,198	151,703	—	—	152,198	151,703
Mortgage-backed securities	704,684	722,933	—	—	704,684	722,933
State and municipal obligations	137,958	138,175	—	—	137,958	138,175
Other debt securities	14,563	14,773	25	25	14,588	14,798

Total	$1,074,396	$1,094,569	$25	$25	$1,074,421	$1,094,594

December 31, 2007:
U.S. government sponsored agency securities	$105,720	$106,305	$—	$—	$105,720	$106,305
Collateralized mortgage obligations	167,509	165,577	—	—	167,509	165,577
Mortgage-backed securities	472,477	476,124	—	—	472,477	476,124
State and municipal obligations	143,271	144,340	—	—	143,271	144,340
Other debt securities	—	—	25	25	25	25

Total	$888,977	$892,346	$25	$25	$889,002	$892,371

December 31, 2006:
U.S. government sponsored agency securities	$157,848	$155,591	$—	$—	$157,848	$155,591
Collateralized mortgage obligations	165,297	161,439	—	—	165,297	161,439
Mortgage-backed securities	207,275	203,798	—	—	207,275	203,798
State and municipal obligations	147,566	147,982	—	—	147,566	147,982
Other debt securities	—	—	275	275	275	275

Total	$677,986	$668,810	$275	$275	$678,261	$669,085

Investment securities do not include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock of $29.6 million, $15.3 million, and $11.8 million, at December 31, 2008, 2007, and 2006, respectively. These investments are stated at cost, which approximates fair value.

The following table discloses the composition of our mortgage-related securities as of December 31, 2008 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
Government sponsored-enterprise securities	$693,307	$126,361	$819,668	$715,443	$128,498	$843,941
Private issuers	11,377	25,837	37,214	7,490	23,205	30,695

	$704,684	$152,198	$856,882	$722,933	$151,703	$874,636

In 2008, we purchased $352.8 million of investment securities. The majority of the purchases were GNMA mortgage-backed securities acquired in the fourth quarter of 2008. Our purchases, partly offset by maturities and repayments of mortgage-related securities, resulted in an increase to our investment portfolio during 2008 of $202.2 million, or 22.7%, to $1.1 billion at December 31, 2008 from $892.4 million at December 31, 2007. The overall weighted average life of our investment portfolio at December 31, 2008 was approximately 6.0 years, compared to approximately 5.4 years at December 31, 2007. Mortgage-related securities comprised 79.9% of the investment securities portfolio at December 31, 2008 as compared to 71.9% at December 31, 2007.

Our investment portfolio increased by $223.3 million, or 33.4%, to $892.4 million at December 31, 2007, compared to $669.1 million at year-end 2006. In 2007, we purchased $344.1 million of securities, the majority of which were government-sponsored-enterprise issued mortgage-backed securities.

At December 31, 2008, we had a net unrealized gain on the available for sale securities of $20.2 million, or 1.9% of amortized cost, compared to a net unrealized gain on the available for sale securities of $3.4 million, or 0.4% of amortized cost, at December 31, 2007. At December 31, 2008, we had 63 investment securities with a carrying value of $86.9 million that were in a gross unrealized loss position of $7.7 million. We analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other than temporary impairment has occurred. Of the 63 securities with gross unrealized losses at December 31, 2008, only 6 securities have been in a loss position for 12 months or more and none had other than temporary impairment.

In 2008, we recognized other-than-temporary impairment on one private-label mortgage-backed security that is collateralized by adjustable rate loans with a fixed interest rate and interest only payments for the first five years. After the five year period, the principal is amortized over the remaining 25 year term of the mortgages and the interest rate adjusts annually. These mortgage loans are primarily in California and are scheduled to reset in mid-2009. The security’s carrying value was reduced by $2.4 million to $1.1 million at December 31, 2008, the fair value as determined by a nationally recognized independent pricing service. We held private-label mortgage-related securities with a carrying value of $37.2 million at December 31, 2008, the fair value of which was $30.7 million. These private label securities comprised 3.5% of our total investment portfolio at December 31, 2008. As part of our quarterly evaluation process, we obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other than temporary impairment has occurred. Our analysis indicates that it is probable all cash flows will be received and we do not believe that other than temporary impairment has occurred on these securities at December 31, 2008.

At December 31, 2008, we held no securities of any single issuer, other than U.S. government agencies, that exceeded 10% of stockholders’ equity. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issuer exceed this threshold.

As a member, we are required to hold stock in the Federal Home Loan Bank and the Federal Reserve Bank. Our holdings of FHLB and FRB stock at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Federal Home Loan Bank of Chicago (FHLB)	$22,500	$10,250
Federal Reserve Bank (FRB)	7,130	5,060

	$29,630	$15,310

The amount of FHLB stock required to be held is based on the Bank’s asset size and the amount of borrowings from the FHLB. The Bank increased FHLB advances to $450.0 million at December 31, 2008 from $205.0 million at December 31, 2007, which increased our stock holding requirement by $12 million. Currently, the FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and we believe no impairment has occurred. We also hold $40.5 million of FHLB debt securities in our investment portfolio, the fair value of which exceeds our carrying value at December 31, 2008.

The amount of FRB stock required to be held is based on the Bank’s common stock and surplus. The Bank’s surplus increased during 2008 primarily as a result of $107.0 million in capital contributions from the parent bank holding company and $4.7 million from the issuance of warrants in connection with the subordinated debt issuance. The Bank will be required to increase its holdings of FRB stock in the first quarter of 2009 by an additional $1.4 million as a result of capital injected by the parent holding company in December 2008.

Investment securities with an approximate book value of $904 million and $549 million at December 31, 2008 and 2007, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted average yields:

	AS OF DECEMBER 31, 2008
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government sponsored agency securities	$—%		$66,985	4.34%	$—%		$—%		$66,985	4.34%
Collateralized mortgage obligations (2)	23,584	4.38	108,024	4.93	20,095	5.03	—		151,703	4.86
Mortgage-backed securities (2)	118,500	5.40	316,423	5.43	185,352	5.60	102,658	5.58	722,933	5.49
States and political subdivisions (3)	2,306	6.49	4,382	7.08	25,642	6.85	105,845	6.22	138,175	6.36
Other debt securities	—		—		—		14,773	9.05	14,773	9.05

Total available-for-sale	144,390	5.25	495,814	5.19	231,089	5.69	223,276	6.11	1,094,569	5.49
Held-to-maturity securities (4):
Other debt securities	25	2.25	—	—	—	—	—	—	25	2.25

Total held-to-maturity	25	2.25	—	—	—	—	—	—	25	2.25

Total securities	$144,415	5.25%	$495,814	5.19%	$231,089	5.69%	$223,276	6.11%	$1,094,594	5.49%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.
(4)	Based on amortized cost.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial and industrial	$1,485,673	$850,196	$770,863	$665,023	$656,099
Commercial real estate secured	1,058,930	839,629	791,962	793,965	732,251
Real estate – construction	531,452	671,678	744,317	684,737	531,868

Total commercial loans	3,076,055	2,361,503	2,307,142	2,143,725	1,920,218
Residential real estate – mortgages	53,859	60,195	62,453	63,789	64,569
Home equity loans and lines of credit	92,085	99,696	116,516	161,058	207,164
Consumer loans	9,163	10,551	13,237	14,972	18,386
Other loans	2,115	1,421	1,396	1,497	1,460

Gross loans	3,233,277	2,533,366	2,500,744	2,385,041	2,211,797
Less: Unearned discount	(16)	(33)	(59)	(110)	(191)

Total loans	3,233,261	2,533,333	2,500,685	2,384,931	2,211,606
Less: Allowance for loan losses	(128,548)	(54,681)	(37,516)	(37,481)	(37,484)

Loans, net	$3,104,713	$2,478,652	$2,463,169	$2,347,450	$2,174,122

Our gross loan portfolio was $3.2 billion at December 31, 2008, an increase of $699.9 million, or 27.6%, compared to gross loans at December 31, 2007 of $2.5 billion. Our loan portfolio is comprised primarily of commercial loans, which constituted approximately 95% of our total loans at December 31, 2008. Our commercial loan portfolio, which includes commercial and industrial, commercial real estate secured, and real estate—construction loans totaled $3.08 billion at year-end, an increase of $714.6 million, or 30.3%, over the $2.36 billion of commercial loans at December 31, 2007. In 2008, we hired more than 50 experienced commercial bankers and support staff to support our strategic growth initiative.

Total commercial loans at December 31, 2007 were $54.4 million, or 2.4%, higher than commercial loans at December 31, 2006.

Our portfolio of consumer-oriented loan products, which includes residential real estate mortgages, home equity loans and lines of credit, and consumer loans, has continued to decline as anticipated. Consumer-oriented loan products totaled $157.2 million at year-end 2008, compared to $171.9 million at December 31, 2007 and $193.6 million at December 31, 2006. Consumer loans have continued to decline as, consistent with our strategy, we discontinued origination of indirect auto and manufactured homes loans, de-emphasized first mortgage products, and ceased acquiring home equity loans and lines from mortgage brokers.

Commercial and industrial (“C&I”) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than commercial real estate. These loans totaled $1.5 billion, $850.2 million, and $770.9 million at December 31, 2008, 2007, and 2006, respectively, and have increased from 31% to 46% of our total loan portfolio over the last three years. C&I loans increased $635.5 million, or 74.7%, in 2008 compared to an increase of $79.3 million, or 10.3%, in 2007. Our strategy in 2008 was to increase our origination of C&I loans, thereby reducing the impact of real estate construction loans on our results of operations.

Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. These loans totaled $1.1 billion, $839.6 million, and $792.0 million at December 31, 2008, 2007, and 2006, respectively, and have represented between 32% and 33% of our total loan portfolio over the last three years. Commercial real estate secured loans increased by $219.3 million, or 26.1%, in 2008 compared to a $47.7 million increase in 2007. At December 31, 2008 and 2007, the composition of our commercial real estate secured portfolio was approximately as follows:

	December 31, 2008		December 31, 2007
	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans	Percentage of Total Commercial Real Estate Secured	Percentage of Gross Loans
Commercial properties:
Non-owner occupied	60%	20%	59%	20%
Owner occupied	26	8	25	8

Subtotal	86	28	84	28
Residential income property	14	5	16	5

Total commercial real estate secured	100%	33%	100%	33%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. These loans totaled $531.5 million, $671.7 million, and $744.3 million at December 31, 2008, 2007 and 2006, respectively. Real estate-construction loans decreased by $140.2 million, or 20.9%, in 2008, compared to a decrease of $72.6 million, or 9.8%, in 2007. Our volume of residential real estate construction loans has been impacted by the downturn in the real estate market. During 2008, we charged off or transferred to other real estate, residential construction loans of approximately $69 million. At year-end 2008, these loans comprised 16% of our loan portfolio, compared to 27% and 30% of the portfolio at December 31, 2007 and 2006, respectively. At December 31, 2008 and 2007, the composition of our real estate-construction loan portfolio was approximately as follows:

	December 31, 2008		December 31, 2007
	Balance	Percentage of Gross Loans	Balance	Percentage of Gross Loans
	(dollars in thousands)
Residential construction and land	$349,998	11%	$492,780	19%
Commercial construction and land	181,454	5	178,898	8

Total real estate – construction	$531,452	16%	$671,678	27%

At December 31, 2008 and 2007, the composition of our residential real estate-construction portfolio was as follows:

	December 31, 2008			December 31, 2007
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$105,526	30%	3%	$176,739	36%	7%
Condo (new & conversions)	95,705	27	3	127,112	26	5
Multi-family	57,495	17	1	68,976	14	2
Completed for sale	16,830	5	1	28,436	5	1

Total residential construction	275,556	79	8	401,263	81	15
Land – unimproved & farmland	52,321	15	2	68,188	14	3
Land – improved & entitled	3,921	1	*	5,344	1	*
Land – under development	18,200	5	1	17,985	4	1

Total land	74,442	21	3	91,517	19	4

Total residential construction and land	$349,998	100%	11%	$492,780	100%	19%

*	Represents less than 1%.

Our portfolio of residential real estate mortgages continues to decline as a result of our decision to de-emphasize this product in 2001. At December 31, 2008, this portfolio totaled $53.9 million, compared to $60.2 million and $62.5 million at December 31, 2007 and 2006, respectively. Correspondingly, this portfolio has declined to approximately 2% of our total loan portfolio at year end 2008. While we do not actively seek to originate new home mortgage loans, we do offer these products to our current customers, particularly to our business-owner customers.

Our portfolio of home equity loans and lines of credit also continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2008, this portfolio totaled $92.1 million, compared to $99.7 million and $116.5 million at December 31, 2007 and 2006, respectively. Correspondingly, this portfolio as a percentage of total loans decreased to 3% at year-end 2008. The percentage of our home equity loans and lines that exceeded 80% of the appraised value of the underlying real estate at origination, (after giving effect to any outstanding first mortgage loans), was 9% at December 31, 2008. The Bank’s general underwriting guidelines do not allow lines in excess of 100% of the appraised value of the underlying collateral. The percentage of our outstanding home equity loans and lines that were originally sourced through mortgage brokers was 15% at year-end 2008.

Consumer loans were $9.2 million, $10.6 million, and $13.2 million at December 31, 2008, 2007, and 2006, respectively, and represented less than 1% of our total loans at December 31, 2008. Of total consumer loans at December 31, 2008, 77% were indirect manufactured home loans, 2% were indirect auto and boat loans, and the remaining 21% were other personal secured and unsecured loans. During 2003, we discontinued the origination of indirect auto and manufactured home loans. As a result, we expect our indirect consumer loan portfolio to continue to decline as these loans repay.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2008 (1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$1,019,916	$618,345	$754,274	$91,669	$60,399	$2,544,603
Real estate – construction	401,260	18,848	110,146	—	1,198	531,452
Residential real estate – mortgages	16,399	5,511	27,230	2,984	1,735	53,859
Home equity loans and lines of credit	6,132	2,842	35,429	596	47,086	92,085
Consumer	1,545	2,186	—	5,083	349	9,163
Other loans	2,115	—	—	—	—	2,115

Total gross loans	$1,447,367	$647,732	$927,079	$100,332	$110,767	$3,233,277

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $3.5 million as of December 31, 2008.

Nonperforming Assets and Impaired Loans

Our lending officers and their managers are responsible for the ongoing review of present and projected future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, an objective loan review function independently risk rates loans to monitor and confirm the reasonableness of the lending officer’s loan risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The responsible lending officer reports to a loan committee about the current status of loans past due or current but graded below a designated level. The committee evaluates whether the loan is appropriately risk rated and determines if the loan should be placed on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off. Loans rated substandard or below are transferred to a separate loan work-out department, staffed by collection experts. During 2008, we upgraded and enlarged our loan work-out department to effectively handle the increase in nonperforming assets. When the loan is transferred to work-out, an independent legal review of the loan documents is performed and current appraisals are obtained.

Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. All loans on which principal or interest is contractually past due 90 days or more are evaluated to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, it is placed on nonaccrual and we discontinue recognizing interest income. Accrued unpaid interest, if any, on loans placed on nonaccrual is reversed against loan interest income to the extent earned in the current year, or charged off to the allowance for loan losses if applicable to the prior year.

The following table sets forth the amounts of nonperforming loans and other assets as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$153	$4,253	$10,046	$2,615	$1,807
Nonaccrual loans	200,227	71,412	23,111	10,834	12,286

Total nonperforming loans	200,380	75,665	33,157	13,449	14,093
Other real estate	13,179	2,599	412	1,139	46
Other repossessed assets	—	7	—	—	12

Total nonperforming assets	$213,559	$78,271	$33,569	$14,588	$14,151

Restructured loans not included in nonperforming assets	$—	$—	$—	$—	$1,777
Nonperforming loans to total loans	6.20%	2.99%	1.33%	0.56%	0.64%
Nonperforming assets to total loans plus repossessed property	6.58%	3.09%	1.34%	0.61%	0.64%
Nonperforming assets to total assets	4.87%	2.20%	0.99%	0.44%	0.49%

The following table presents loans past due 30 to 89 days and still accruing as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing	$25,272	$63,553	$59,199	$24,870	$23,565
30 – 89 days past due to total loans	0.78%	2.51%	2.37%	1.04%	1.07%

The following table presents the composition of nonaccrual loans as of December 31, 2008 and 2007.

	December 31, 2008			December 31, 2007
Loan Category	Amount	% of Nonaccrual Loans	% of Loan Category	Amount	% of Nonaccrual Loans	% of Loan Category
	(dollars in thousands)
Residential construction and land	$114,160	57%	33%	$52,978	74%	11%
Commercial construction and land	14,934	7	8	411	1		*
Commercial real estate	23,068	12	2	10,679	15	1
Commercial and industrial	42,263	21	3	4,348	6	1

Total commercial loans	194,425	97	6	68,416	96	3
Consumer loans	5,802	3	4	2,996	4	2

Total nonaccrual loans	$200,227	100%	6	$71,412	100%	3

*	Represents less than 1%

Our nonperforming loans increased to $200.4 million at year-end 2008, compared to $75.7 million and $33.2 million at December 31, 2007 and 2006, respectively. Nonperforming residential real estate construction loans comprised approximately 57% of total nonaccrual loans at December 31, 2008. The downturn in the residential housing market that began in 2006 persisted throughout 2008 and has reduced demand and market prices for developed residential lots and vacant land as well as homes. This depressed housing market has negatively impacted many of our residential real estate development customers and resulted in an increase in our nonperforming loans. We also experienced an increase in nonperforming loans in commercial and industrial and income producing commercial real estate properties during 2008. Nonaccrual commercial and industrial loans of

$42.3 million at December 31, 2008 included three loans that in aggregate totaled $26.7 million and represented 63.2% of nonaccrual C&I loans.

If a borrower fails to comply with the contractual terms of a loan agreement and the loan becomes past due, then we classify the loan as nonperforming. However, not all nonperforming loans are considered impaired loans. A loan may be contractually past due with respect to the note maturity date but current on interest or otherwise performing such that we believe the loan is probable of payment of interest and principal in full. A loan is considered impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We regard all nonaccrual loans as impaired, as well as those accruing loans that we believe to have higher risk of noncompliance with the contractual repayment schedule for both interest and principal.

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

Information about impaired loans at or for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$119,698	$66,547	$18,813
With no related allowance for loan loss	87,007	24,425	5,323

Total	$206,705	$90,972	$24,136

Allowance for loan losses related to impaired loans, at end of year	$41,451	$9,375	$2,528
Average balance of impaired loans for the year	161,654	46,695	33,928
Interest income recognized on impaired loans for the year	1,758	1,665	850

Certain categories of loans that are more homogenous, such as residential mortgage and consumer loans, are evaluated collectively for impairment. Therefore, we do not assign individual credit risk ratings to these loans and they are excluded from impaired loans.

The dollar amount of impaired loans increased to $206.7 million at December 31, 2008 as compared to $91.0 million the prior year end. Impaired loans increased $115.7 million in 2008, after net charge offs totaling $70.3 million, as loan quality continued to deteriorate. We experienced loan quality deterioration across all segments of our commercial loan portfolio, construction, commercial real estate secured and C&I. The allowance for loan losses related to impaired loans increased in both dollar amount and as a percentage of impaired loans. The allowance related to impaired loans was $41.5 million at December 31, 2008 compared to $9.4 million the prior year end and represented 20.1% and 10.3% of impaired loans at December 31, 2008 and 2007, respectively.

In addition to nonperforming and impaired loans, we also actively monitor performing loans where appropriate. The number and dollar amount of loans that, while performing currently, are receiving heightened monitoring, increased throughout 2008.

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

The formula portion of the allowance is calculated by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial and industrial, commercial real estate secured, residential real estate construction, commercial real estate construction loans, residential real estate mortgage and consumer loans. Those categories are further segregated by risk classification (for commercial loans) and by delinquency status (for consumer loans). Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; for example home equity loans and loans secured by manufactured homes. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, segmenting loans with similar attributes and risk characteristics. We calculate actual historic loss rates for prior years for each separate loan segment identified. Each of the prior years’ historical loss rates is then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. In 2008, we attributed more weight to our loss experience in the most recent two years. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the portfolio segments, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied against the current period loans outstanding to derive an estimated loss.

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

Management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. However, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table shows an analysis of our allowance for loan losses and other related data for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average total loans	$2,790,723	$2,507,395	$2,430,590	$2,271,681	$2,045,723

Total loans at end of year	$3,233,261	$2,533,333	$2,500,685	$2,384,931	$2,211,606

Allowance for loan losses:
Allowance at beginning of year	$54,681	$37,516	$37,481	$37,484	$34,356

Charge-offs:
Commercial and commercial real estate	(16,176)	(5,261)	(5,341)	(5,240)	(6,783)
Real estate – construction	(54,778)	(8,926)	(1,059)	(103)	(85)
Residential real estate – mortgages	—	(180)	(7)	(260)	(202)
Consumer and other (1)	(1,517)	(1,425)	(824)	(1,485)	(2,050)

Subtotal	(72,471)	(15,792)	(7,231)	(7,088)	(9,120)

Recoveries:
Commercial and commercial real estate	1,523	702	904	761	1,550
Real estate – construction	220	54	1	89	2
Residential real estate – mortgages	2	—	2	—	47
Consumer and other (1)	435	301	359	712	566

Subtotal	2,180	1,057	1,266	1,562	2,165

Total net charge-offs	(70,291)	(14,735)	(5,965)	(5,526)	(6,955)

Provision for loan losses	144,158	31,900	6,000	5,523	10,083

Allowance at end of year	$128,548	$54,681	$37,516	$37,481	$37,484

Annualized net charge-offs to average total loans	2.52%	0.59%	0.25%	0.24%	0.34%
Allowance to total loans at end of year	3.98%	2.16%	1.50%	1.57%	1.69%
Allowance to non-performing loans	64.15%	72.27%	113.15%	278.69%	265.98%

(1)	Consumer loan charge-offs include charge-offs relating to indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Loans are charged off when the loss is highly probable and clearly identified. Net charge-offs were $70.3 million, or 2.52% of average loans, during 2008. In comparison, net charge-offs were $14.7 million, or 0.59% of average loans, during 2007 and $6.0 million, or 0.25% of average loans, during 2006. Net charge-offs have increased as a result of the increase in the volume of nonperforming and impaired loans.

The allowance for loan losses increased in 2008 to $128.5 million at December 31, 2008, as compared to $54.7 million at the prior year end. The allowance as a percentage of total loans also increased, representing 3.98% of total loans at December 31, 2008, compared to 2.16% at December 31, 2007. In 2008, the specific reserves established for impaired loans increased $32.1 million as both the volume of impaired loans and the severity of the estimated loss within the impaired loans increased. The increase in total loans combined with higher expected loss experience increased the formula portion of the allowance an additional $28.9 million. Qualitative factors, the most significant being the current economic environment also increased the allowance.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and therefore have higher potential losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates. In 2008, we increased our “in-house” exposure guidelines for certain portions of our non-real estate lending portfolio and increased the number of borrowing relationships in excess of $25 million. The deterioration of any one or a few loans over $25 million may cause a significant increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2008		2007		2006		2005		2004
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$56,005	78.7%	$26,743	66.7%	$20,752	62.5%	$20,705	61.2%	$20,128	62.8%
Real estate – construction	48,041	16.4	17,254	26.5	9,884	29.8	9,718	28.7	7,711	24.0
Residential real estate – mortgages	546	1.7	464	2.4	413	2.5	469	2.7	406	2.9
Consumer and other	2,752	3.2	2,101	4.4	1,875	5.2	2,292	7.4	3,501	10.3
Unallocated	21,204	—	8,119	—	4,592	—	4,297	—	5,738	—

Total allowance for loan losses	$128,548	100.0%	$54,681	100.0%	$37,516	100.0%	$37,481	100.0%	$37,484	100.0%

Premises, leasehold improvements and equipment, net

Premises, leasehold improvements, and equipment, net of accumulated depreciation and amortization, was $17.1 million at December 31, 2008, compared to $16.1 million at December 31, 2007, an increase of $1.0 million, or 6.3%. The increase resulted from the construction of a replacement building for one of our suburban branches. We relocated our branch between sites at a shopping center, incurring approximately $2.4 million in construction costs.

Other Real Estate and Repossessed Assets, net

Other real estate and repossessed assets net of the related allowance at December 31, 2008 and 2007 was as follows:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Other real estate owned	$13,890	$2,724
Repossessed assets	—	7
Allowance	(711)	(125)

Other real estate and repossessed property, net	$13,179	$2,606

During 2008, we transferred $14.5 million from loans into other real estate. In addition, we capitalized costs of $1.6 million to improve certain properties to prepare them for sale. We sold properties totaling $4.8 million and incurred losses on other real estate of $754,000.

In comparison, during 2007, we transferred $3.2 million from loans into other real estate, sold properties totaling $942,000 and incurred losses on other real estate of $59,000.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2008			2007			2006
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$409,322	14.0%	—%	$393,494	15.3%	—%	$401,258	15.6%	—%
NOW accounts	127,018	4.4	1.39	79,844	3.1	0.84	94,279	3.7	0.56
Money market accounts	620,983	21.3	1.83	808,398	31.5	4.24	677,848	26.4	3.90
Savings deposits	45,247	1.5	0.13	54,169	2.1	0.28	66,500	2.6	0.28
Time deposits:
Certificates of deposit	715,422	24.5	4.21	519,386	20.2	4.80	540,901	21.0	4.13
Out-of-local-market certificates of deposit	155,841	5.3	4.50	112,499	4.4	5.40	123,804	4.8	4.83
Brokered certificates of deposit	771,611	26.4	4.57	539,846	21.0	5.15	592,199	23.0	4.79
Public funds	75,698	2.6	3.50	61,549	2.4	5.09	73,620	2.9	4.59

Total time deposits	1,718,572	58.8	4.37	1,233,280	48.0	5.02	1,330,524	51.7	4.52

Total deposits	$2,921,142	100.0%		$2,569,185	100.0%		$2,570,409	100.0%

During 2008, average deposit balances increased $352.0 million, or 13.7%, to $2.92 billion in 2008 from $2.57 billion during 2007. Total average time deposits increased $485.3 million, or 39.3%, while average money market account balances declined $187.4 million, or 23.2%. Brokered and out-of-market CDs provided the majority of the increase in time deposits, with the average balance increasing $275.1 million. Promotions of CDs in our local market increased CDs $196.0 million, or 37.7%, to $715.4 million. The decline in average money market account balances was attributable to both the loss of a large customer as well as the transfer of another large depositor’s balances from a money market to a NOW account.

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

The following table sets forth the period end balances of total deposits at December 31, 2008, 2007 and 2006, respectively, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2008	2007	2006
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$470,990	$471,770	$447,862
NOW accounts	218,451	76,572	82,484
Savings accounts	42,275	49,386	59,523
Money market accounts	320,691	707,829	742,859
Customer certificates of deposit	870,183	543,443	516,624
Public time deposits	84,831	52,895	68,580

Total in-market deposits	2,007,421	1,901,895	1,917,932

Out-of-market deposits:
Brokered money market deposits	73,352	55,507	65,090
Out-of-local-market certificates of deposit	136,470	117,159	105,119
Brokered certificates of deposit	913,803	505,631	551,786

Total out-of-market deposits	1,123,625	678,297	721,995

Total deposits	$3,131,046	$2,580,192	$2,639,927

Total period-end deposit balances increased $550.9 million, or 21.3%, to $3.13 billion at December 31, 2008, compared to $2.58 billion at December 31, 2007. Between the two year-ends, in-market deposits increased by $105.5 million, or 5.5%, while out-of-market deposits increased by $445.3 million, or 65.7%.

The increase in total in-market deposits was a result of local market CD promotions, which increased customer CDs by $326.7 million, or 60.1%, to $870.2 million at December 31, 2008. During the same period, money market account balances decreased $387.1 million, or 54.7%. Our in-market money market and NOW deposits include deposits from those who we describe as “deposit-rich” customers. Within this customer group, there were two customers with combined balances of $152.6 million at December 31, 2008, as compared to $298.5 million at December 31, 2007. During 2008, one significant customer withdrew the majority of their deposits and the other transferred their deposits from a money market account to a NOW account. On April 1, 2008, we sold one of our branches located in the City of Chicago to another financial institution. The branch’s deposits totaled $6.7 million on the date it was sold.

In October 2008, we entered the Certificate of Deposit Account Registry Service network, which allows the Bank to accommodate depositors with large funds seeking the full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, we will receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit. At December 31, 2008 we had deposits in this program totaling $5.7 million.

Total period-end deposit balances decreased $59.7 million, or 2.3%, to $2.58 billion at December 31, 2007, compared to $2.64 billion at December 31, 2006. Between the two year-ends, in-market deposits decreased by $16.0 million, or 0.8%, while out-of-market deposits decreased by $43.7 million, or 6.1%. Total in-market deposits were $1.90 billion at December 31, 2007, compared to $1.92 billion at December 31, 2006. Most of the decrease was associated with a $35.0 million decrease in customer money market accounts. During 2007, a money market customer with $203.7 million on deposit at December 31, 2006 withdrew its deposits. Increased money market account balances from a variety of other customers largely offset the impact of this withdrawal.

Time deposits in denominations of $100,000 or more, including public funds deposits, totaled $484.4 million at December 31, 2008. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 2008:

December 31, 2008
(in thousands)
3 months or less	$113,045
Between 3 months and 6 months	149,627
Between 6 months and 12 months	133,379
Over 12 months	88,332

Total	$484,383

In December 2008, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The program consists of two parts: the Transaction Account Guarantee Program (TAGP) and the Debt Guarantee Program (DGP), both of which the Bank elected to participate in. Under TAGP all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. The FDIC will assess us a 10 basis point annual surcharge applied to noninterest-bearing transaction deposit amounts over $250,000 as part of its normal quarterly assessment process. Under the DGP, newly issued unsecured debt is guaranteed.

We utilize out-of-market CDs to fund the portion of our earning asset growth that is not funded with in-market deposits and other borrowings. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These CDs are generally issued at amounts of $100,000 or less as the purchasers sought to maintain full FDIC deposit insurance protection. The balance of CDs obtained through this marketing medium was $136.5 million at December 31, 2008, as compared to $117.2 million and $105.1 million at December 31, 2007, and 2006, respectively.

We also issue brokered CDs to support our asset growth. The balance of our brokered CDs was $913.8 million, $505.6 million, and $551.8 million at December 31, 2008, 2007, and 2006, respectively. Total brokered money market balances were $73.4 million, $55.5 million and $65.1 million at December 31, 2008, 2007 and 2006, respectively.

Under FDIC regulations, only “well-capitalized” institutions may issue brokered CDs without prior regulatory approval. The Bank is currently categorized as “well-capitalized” and therefore may continue to utilize this funding source. Brokered CD distributors utilize capital ratios and other criteria in evaluating and approving those banks that they allow to issue brokered CDs through their distribution network. Extreme distress in the financial markets, combined with our adverse operating results at the Bank have resulted in a reduction in our access to some of these brokered CD distribution networks. Reduced access to the brokered CD market may lead to an inability to replace brokered deposits at maturity, which would result in higher costs or limit asset growth at the Bank. The Bank manages this risk by utilizing multiple brokered CD distributors and has not experienced any difficulty acquiring sufficient deposits at market rates through this funding source.

At December 31, 2008 and 2007, the scheduled maturities of brokered CDs were as follows:

Maturity	December 31, 2008	December 31, 2007
	(in thousands)
Within one year	$542,633	$237,288
After one year but within two years	166,089	59,197
After two years but within three years	109,962	48,655
After three years	98,598	164,421

Subtotal	917,282	509,561
Unamortized broker placement fees	(3,108)	(1,733)
Unamortized fair value adjustment	(371)	(2,197)

Total	$913,803	$505,631

We have shortened the duration of our brokered CD portfolio to take advantage of the shape of the yield curve and reduce our overall funding costs and better match the re-pricing characteristics of our loans.

Brokered CDs are carried net of the related broker placement fees and the remaining unamortized fair value adjustments associated with brokered CDs previously accounted for as fair value hedges. The broker placement fees and unamortized fair value adjustments are amortized to the maturity date of the related brokered CDs and included in deposit interest expense.

A portion of our brokered CDs were issued with options that allow us to call the brokered CDs at par prior to their scheduled maturity date. During 2008, we called $190 million of brokered CDs and recognized $2.5 million of early extinguishment of debt expense for the amount of unamortized broker placement fees and fair value adjustments. Brokered CDs callable by us totaled $52.5 million at December 31, 2008.

Other Borrowings

At December 31, 2008, our other borrowings totaled $275.6 million, as compared to $389.1 million at December 31, 2007. Our other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. The decline in total other borrowings was largely a result of the $104.4 million decline in overnight repurchase agreements and the $40.0 million decline in U.S. Treasury tax and loan note option borrowings.

Securities sold under agreements to repurchase (“repos”) include overnight and term agreements. The overnight securities sold under agreements to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $21.0 million and $125.5 million at December 31, 2008 and 2007, respectively. We believe the decline in the volume of overnight repos was primarily a result of our reduction of the interest rates paid on these funds, as short-term market interest rates declined during 2008.

Our term repos totaled $200.0 million at both December 31, 2008 and 2007 and include embedded derivatives. These structured repos consist of $100 million with embedded interest rate caps and a five year term with a two year no-call provision, $80 million with a three year term and a three month no-call provision, and $20 million with a five year term and a three month no-call provision. At December 31, 2008, $100 million of the term repos were currently eligible to be called at the counterparty’s option and the remaining $100 million will be callable in 2009. In addition, the structured repo agreements allow the counterparty to terminate the agreement prior to the call date if the Bank were to lose its well-capitalized status.

At December 31, 2008 and 2007, subject to available collateral and in addition to the amounts already outstanding, the Bank had available pre-approved repurchase agreement lines of $390 million and $610 million, respectively. Available collateral totaled $341.3 million at December 31, 2008, compared with $361.3 million at the December 31, 2007.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of each period. During each reported period, securities sold under repurchase agreements, which includes both overnight and term agreements, was the only category meeting this criteria.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$313,896	$325,461	$226,415
Weighted average interest rate at year end	3.69%	3.52%	4.05%
Maximum amount outstanding (1)	$313,896	$325,461	$276,134
Average amount outstanding during the year	$281,567	$218,125	$227,237
Daily average interest rate during the year	3.24%	4.01%	3.91%

(1)	Based on amount outstanding at month end during each year.

At December 31, 2008, our federal funds purchased totaled $54.5 million, an increase of $31.0 million as compared to the $23.5 million purchased at December 31, 2007. All of these borrowings are unsecured and were provided on an overnight basis. At December 31, 2008 and 2007, the Bank had pre-approved overnight federal funds borrowing lines of $95 million and $260 million, respectively. Adverse operating results at the Bank have resulted in a reduction in our approved federal funds borrowing lines. Our number of pre-approved federal funds borrowing lines has declined as well, to four at December 31, 2008 from seven at December 31, 2007. Subsequent to year end, the Bank has increased its pre-approved borrowing lines for federal funds purchased by $35 million. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell Federal Funds to the Bank in order to manage their excess liquidity.

Under the U.S. Treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with deposits of customer taxes. These borrowings are collateralized by investment securities. Borrowings of this source were $61,000 at December 31, 2008 as compared to $40,125 at December 31, 2007.

For additional details of the other borrowings, see the section captioned “Notes to Consolidated Financial Statements–Other Borrowings” from our audited financial statements contained elsewhere in this annual report.

Notes Payable and FHLB Advances

At December 31, 2008, we had $12 million outstanding on our $15 million revolving credit facility, which was scheduled to mature on March 31, 2009. Subsequent to year-end 2008, we executed an amendment with our lender to extend this facility until March 31, 2010. In comparison, at December 31, 2007, we had not drawn on our revolving credit facility. The revolving credit facility was amended during 2008, reducing the commitment amount to $15 million from $20 million, primarily as a result of our adverse operating results in 2008. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2008, we were in compliance with these covenants. We are currently in discussions to renew our credit facility at maturity.

Our FHLB advances consist of borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”). At December 31, 2008, total FHLB advances were $450.0 million, compared to $205.0 million at December 31, 2007. During 2008, the Bank increased its borrowing from the FHLB to fund purchases of investment securities. The FHLB advances are collateralized by investment securities and a blanket lien on qualified first-mortgage residential and home equity loans. As of December 31, 2008, $315.0 million of the FHLB advances were overnight and an additional $92.5 million were either callable or scheduled to mature within the next 12 months. The remaining $42.5 million of FHLB advances can be called in 2010.

Currently, the FHLBC is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. Based on written correspondence and verbal communications with the FHLBC, we believe the order should not impact the FHLBC’s ability to provide us with liquidity and funding needs provided we continue to meet their credit standards.

For additional details of the FHLB advances, see the section captioned “Notes to Consolidated Financial Statements–Notes Payable and FHLB Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2008 and 2007, we had $86.6 million of junior subordinated debentures that were comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. We report the equity investments in the trusts of $2.6 million in other assets on our Consolidated Balance Sheet at both December 31, 2008 and 2007. Interest expense on the junior subordinated debentures is reported in interest expense.

TAYC Capital Trust I is a wholly-owned subsidiary we formed for the purpose of issuing trust preferred securities in October 2002. Proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust I in our 9.75% junior subordinated debentures. At each of December 31, 2008 and 2007, $44.0 million of trust preferred securities and $45.4 million of subordinated debentures were outstanding. The sole assets of the TAYC Capital Trust I are our junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. We incurred issuance costs of $3.1 million that we are amortizing over the 30 year term of the junior subordinated debentures.

These trust preferred securities have been callable, at our option, since October 2007. However, the trust preferred securities market has deteriorated significantly since mid-2007 and this source of funding and regulatory capital is largely unavailable at this time. Unamortized issuance costs relating to these debentures were $2.4 million on December 31, 2008. Unamortized issuance costs would be recognized as an expense if the debentures were called by us.

In June 2004, we formed TAYC Capital Trust II, a wholly-owned subsidiary, for the purpose of issuing $40.0 million of floating rate trust preferred securities. Proceeds from the sale of these trust preferred securities, along with $1.2 million received from the purchase of its common equity securities, were invested by TAYC Capital Trust II in $41.2 million of our floating rate junior subordinated debentures. The sole assets of the TAYC Capital Trust II are our junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both was 4.55% and 7.67% at December 31, 2008 and 2007, respectively. We incurred issuance costs of $470,000 that we are amortizing over the 30 year term of the junior subordinated debentures. At December 31, 2008, unamortized issuance costs relating to these debentures totaled $400,000.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. In addition, a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, was issued for every $1,000 in principal amount of the subordinated notes. The warrants, which represent an aggregate of 900,000 shares of common stock, will expire on the fifth anniversary of issuance. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. At December 31, 2008, the subordinated notes reported on the Consolidated Balance Sheet totaled $55.3 million, which was net of $4.7 million of unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheet. The discount is being amortized as an additional interest expense of the subordinated notes, over the remaining contractual life of the notes.

Preferred Stock

During 2008, the holding company issued two series of preferred stock. Both the Series A and Series B preferred stock qualifies as Tier 1 capital for regulatory purposes.

Series A preferred stock was sold to private investors in September 2008 for gross proceeds of $60 million. The Series A preferred stock is noncumulative, carries a rate of 8% and each share of preferred stock is convertible into 2.5 shares of our common stock at a conversion price of $10.00 per common share. The non-detachable conversion right was determined to constitute a beneficial conversion feature because the conversion price was less than the market price of the Company’s stock on the commitment date. Therefore, the preferred stock was recorded upon issuance net of the $16.7 million beneficial conversion feature and increased to its stated value through the recording of a $16.7 million one-time, implied non-cash dividend to the holders of the preferred stock. On December 18, 2008, the Company’s Board of Directors declared a dividend payable to the Series A preferred stockholders for the period from issuance until January 14, 2009 of $0.5889 per share, or $1.4 million.

Series B preferred stock was sold to the U.S. Treasury Department under the Troubled Asset Relief Program (“TARP”) in November 2008 in exchange for gross proceeds of $104.8 million. The Series B preferred stock is cumulative and carries a rate of 5% for the first five years and 9% thereafter. In connection with the Series B preferred stock, the Company also issued a ten-year warrant to purchase 1,462,647 shares of the Company’s common stock at an exercise price of $10.75 per share. The proceeds received from this transaction were allocated to the Series B preferred stock and the warrants based upon their relative fair values. At December 31, 2008, the preferred stock reported on the Consolidated Balance Sheet totaled $97.3 million, which was net of $7.5 million of unamortized discount and accumulated unpaid dividends. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheet. The discount is being amortized as a non-cash dividend on the Series B preferred stock. Dividends accumulated and discounts on the Series B preferred stock from the date of issuance to December 31, 2008 totaled $737,000. Prior to the third anniversary of the Treasury’s purchase of the Series B Preferred, unless the Series B Preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties, the consent of the Treasury will be required for the Company to pay any dividend on its Common Stock or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Series B Preferred purchase agreement.

For additional details on our preferred stock, see the section captioned “Notes to Consolidated Financial Statements—Stockholders’ Equity” from our financial statements contained elsewhere in this annual report.

Common Stock

In September 2008, we increased our authorized common stock to 45 million shares from the prior authorization of 18 million shares. The number of common shares was increased to accommodate the issuance of convertible preferred stock and warrants to purchase common stock. The convertible preferred stock (Series A) is convertible into an aggregate of 6.0 million shares of common stock at the option of the preferred stockholders at any time, and will be convertible at the Company’s option on or after September 29, 2013. In addition, warrants were issued for the purchase of 2.9 million shares of common stock. Warrants for the purchase of 2 million shares are currently exercisable by the holders. The remaining 900,000 warrants are exercisable on or after March 29, 2009.

For additional details on our warrants to purchase common stock, see the section captioned “Notes to Consolidated Financial Statements–Stockholders’ Equity” from our financial statements contained elsewhere in this annual report.

During 2008 and 2007, we declared common stock dividends of $0.10 and $0.40 per share, respectively, and paid dividends on common shares of $2.1 million and $4.4 million in 2008 and 2007, respectively. We discontinued our quarterly dividend after the first quarter of 2008. The Series B preferred stock requires the consent of the U.S. Treasury Department to pay any dividend on our common stock prior to November 21, 2011, unless the Series B preferred has been redeemed or the Treasury has transferred all of the Series B preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series A preferred stock, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends

Regulatory Capital

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity, noncumulative perpetual preferred stock and trust preferred securities (up to certain limits). Bank regulators however, also specifically approved the Series B preferred stock for inclusion in Tier 1 capital, in spite of its cumulative dividend feature. Total capital represents Tier I capital plus a portion of the allowance for loan loss (up to certain limits), subordinated debt and the portion of the trust preferred securities not includable in Tier I capital.

At December 31, 2008, 2007, and 2006, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. In 2008, while the dollar amount of regulatory capital increased, an increase in risk-weighted assets resulted in two of the three capital ratios declining at December 31, 2008 as compared to the prior year end. Regulatory capital increased as a result of the issuance of both series of preferred stock and the warrants to purchase common stock. These capital injections more than offset the net loss applicable to common shareholders of $143.4 million in 2008. The holding company’s regulatory ratios at December 31, 2007 decreased in comparison to the end of 2006 primarily as a result of our repurchase of $17.6 million of holding company common stock during 2007.

At December 31, 2008, 2007, and 2006, the Bank was considered “well capitalized” under regulatory capital guidelines. During 2008, the Bank’s capital ratios decreased as the increase in risk weighted assets and average assets outpaced the increase in regulatory capital. Regulatory capital increased in 2008, as a result of capital injections from the parent holding company of $107 million and the issuance of subordinated debt and common stock warrants for $60 million. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines. The Bank’s capital ratios also decreased during 2007, as growth in risk-weighted and average assets outpaced the increase in regulatory capital. The Bank paid no dividends to the holding company in 2008 and paid $15.0 million in dividends to the holding company in 2007.

The holding company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	372,377	10.22	>145,748	>4.00	>218,622	>6.00
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	372,377	8.73	>170,682	>4.00	>213,352	>5.00
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	212,857	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	330,451	11.44	>115,587	>4.00	>173,381	>6.00
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	330,451	9.40	>140,567	>4.00	>175,709	>5.00
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,451	13.35%	>$223,140	>8.00%	>$278,925	>10.00%
Cole Taylor Bank	334,293	12.01	>222,706	>8.00	>278,382	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	337,553	12.10	>111,570	>4.00	>167,355	>6.00
Cole Taylor Bank	299,462	10.76	>111,353	>4.00	>167,029	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	337,553	10.17	>132,825	>4.00	>166,031	>5.00
Cole Taylor Bank	299,462	9.04	>132,488	>4.00	>165,610	>5.00

Liquidity

In addition to the normal influx of liquidity from in-market deposit growth, in concert with repayments and maturities of loans and investments, the Bank utilizes brokered money market accounts and CDs, out-of-local-market CDs, FHLB borrowings, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. We manage the risks associated with this reliance on wholesale funding sources by maintaining adequate alternate sources of funding and excess collateral available for immediate use. For example, the Bank is able to borrow from the Federal Reserve Bank using securities or commercial loans as collateral through the Borrower-in-Custody Program. The Bank also maintains pre-approved overnight federal funds borrowing lines at various correspondent banks and repurchase agreement availability with major brokers and banks.

During 2008, our pre-approved borrowing lines for federal funds purchased and repurchase agreements declined. Our approved overnight federal funds borrowing lines have declined to $95 million at December 31, 2008 from $260 million at December 31, 2007. Our pre-approved repurchase agreement lines have declined to $390 million at December 31, 2008 from $610 million at December 31, 2007. In response, we have increased our pledge of qualifying commercial loan collateral under the Federal Reserve Bank’s Borrower-in-Custody Program, which increased our borrowing capacity to $640 million at December 31, 2008 from $307 million at December 31, 2007. Subsequent to year end, the Bank has increased its pre-approved borrowing lines for federal funds purchased by $35 million. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell federal funds to the Bank in order to manage their excess liquidity.

Brokered CD distributors utilize capital ratios and other criteria in evaluating and approving those banks that they allow to issue brokered CDs through their distribution network. Extreme distress in the financial markets, combined with our adverse operating results at the Bank have resulted in a reduction in our access to some of these brokered CD distribution networks. Reduced access to the brokered CD market may lead to an inability to replace brokered deposits at maturity, which would result in higher costs or limit asset growth at the Bank. The Bank manages this risk by utilizing multiple brokered CD distributors and has not experienced any difficulty acquiring sufficient deposits at market rates through this funding source. At December 31, 2008, we had $987.2 million of brokered deposits.

In addition, an independent debt rating agency, Fitch Ratings, downgraded its rating of the holding company and the Bank three times during 2008. Fitch reduced the long and short-term debt and deposit ratings from investment grade to non-investment grade and revised their ratings outlook to negative from stable. We have also experienced a decline in our ratings from other independent bank rating entities such as IDC, LACE and Bankrate.com. These ratings declines could negatively impact our acquisition or retention of deposits and could increase our cost of borrowing or limit our asset growth.

Our total assets increased $832.4 million, or 23.4%, during 2008 to $4.39 billion at December 31, 2008, compared to total assets of $3.56 billion at December 31, 2007. The growth in total assets was funded primarily with increased time deposits and FHLB advances. Cash inflow from operations exceeded cash outflows by $28.3 million in 2008. We believe that our current sources of funds are adequate to meet all of our financial commitments and asset growth targets for 2009.

Our total assets increased $176.8 million, or 5.2%, during 2007 to $3.56 billion at December 31, 2007, compared to total assets of $3.38 billion at December 31, 2006. The growth in total assets was funded primarily with other borrowings and FHLB advances. Cash inflow from operations exceeded cash outflows by $39.9 million in 2007.

Our total assets increased $99.0 million, or 3.0%, during 2006 to $3.38 billion at December 31, 2006, compared to total assets of $3.28 billion at December 31, 2005. The growth in total assets was funded primarily with an increase in deposits. Cash inflow from operations exceeded cash outflows by $35.0 million in 2006.

Interest received net of interest paid was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows.

Our net cash outflows from investing activities for the years ended December 31, 2008, 2007, and 2006, were $977.0 million, $260.8 million, and $129.1 million, respectively. During 2008, the net cash outflow was primarily invested in $782.6 million in loans and $187.0 million in investment securities. During 2007, the net cash outflow was invested primarily in $210.6 million in investment securities and $46.3 million in loans. During 2006, the net cash flow was invested primarily in loans.

Our net cash inflows from financing activities for years ended December 31, 2008, 2007, and 2006 were $918.1 million, $169.5 million, and $68.0 million, respectively. During 2008, cash inflows from the issuance of preferred stock and warrants totaled $165.8 million and the subordinated debt issuance raised $54.0 million. The remainder of the cash inflows arose from the increase in deposits, primarily time deposits, and FHLB advances. During 2007, cash inflows came from net increases in other borrowings of $126.7 million and FHLB advances of $125.0 million. Cash was utilized in 2007 to fund net deposit outflows of $61.1 million and our repurchase of $17.6 million in shares of our common stock. During 2006, the majority of the cash inflow was from a net increase in deposits of $99.4 million and we utilized those funds to reduce other borrowings by $36.1 million.

Holding Company Liquidity. Historically, our primary source of funds has been dividends received from the Bank. In 2007 and 2006, the Bank declared dividends to the holding company of $15.0 million and $10.0 million, respectively. However, the Bank did not declare or pay any dividends to the holding company in 2008. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2008, the Bank could not declare or pay dividends to us, without the approval of regulatory authorities.

Our primary source of cash at the holding company in 2008 was from our issuance of preferred stock and warrants. In 2008, we received net proceeds, after issuance costs, of $55 million from the issuance of our Series A preferred stock and $105 million from the issuance of our Series B preferred stock and associated warrants. In addition, we drew $12.0 million under our $15.0 million revolving credit facility. We contributed $107 million as capital to our subsidiary Bank, paid interest on our subordinated debentures and debt of $7.2 million, general operating expenses of $3.2 million and dividends of $2.1 million. At December 31, 2008, the holding company had cash of $76.5 million for general corporate purposes and to support future growth. We expect cash dividends paid on preferred stock to total $10.2 million in 2009. In addition, if market interest rates remain unchanged our interest expense on the subordinated debentures underlying our trust preferred securities would approximate $6.7 million in 2009.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $928.4 million and $962.4 million at December 31, 2008 and 2007, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. At December 31, 2008, 71% of available consumer and commercial loan commitment amounts were drawn compared to 63% as of December 31, 2007. The total commitment amounts do not typically represent future cash requirements.

We had $87.3 million and $97.0 million of financial and performance standby letters of credit at December 31, 2008 and 2007, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2008, a liability for $2.9 million was established for commitments under standby letters of credit for which we believed funding and loss were probable.

The following table shows as of December 31, 2008 the loan commitments and financial guarantees by maturity date.

	December 31, 2008
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$488,521	$298,758	$44,021	$25,123	$856,423
Consumer	11,499	6,311	7,222	46,971	72,003
Financial guarantees:
Financial standby letters of credit	63,244	—	—	—	63,244
Performance standby letters of credit	22,731	5	1,161	150	24,047

The following table shows, as of December 31, 2008, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2008
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Other borrowings (1)	$75,560	$80,000	$120,000	$—	$275,560
Notes payable and FHLB advances (1)	327,000	92,500	42,500	—	462,000
Junior subordinated debentures (1)	—	—	—	86,607	86,607
Time deposits (1)	1,376,804	478,834	149,289	360	2,005,287
Subordinated debt (1)	—	—	—	60,000	60,000
Operating leases	3,870	7,853	8,107	18,009	37,839

Total	$1,783,234	$659,187	$319,896	$164,976	$2,927,293

(1)	Principal only, does not include interest.

Derivative Financial Instruments

We use derivative financial instruments to accommodate customer needs and to assist us in our interest rate risk management. We have used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with our commercial loan portfolio and our portfolio of fixed rate brokered CDs.

The following table describes the derivative instruments outstanding at both December 31, 2008 and 2007:

	Notional Amount		Strike Rates	Scheduled Maturity	Fair Value
Product	Dec. 31, 2008	Dec. 31, 2007			Dec. 31, 2008	Dec. 31, 2007
	(dollars in thousands)
Derivative instruments designated as cash flow hedges:
Prime Floor	$—	$100,000	6.25%	7/12/2010	$—	$968

Subtotal	—	100,000
Non-hedging derivative instruments:
Prime Interest Rate Swap – receive fixed/pay variable	100,000	—	Receive 6.64% Pay 3.25%	7/1/2011	6,651	—
Prime Floor	—	100,000	5.50%	6/30/2010	—	467
Customer Interest Rate Swap – pay fixed/receive variable	126,971	5,658	Pay 5.14% Receive 2.05%	Wtd avg. 4.2 years	(11,940)	(168)
Customer Interest Rate Swap – receive fixed/pay variable	126,971	5,658	Receive 5.14% Pay 2.05%	Wtd avg. 4.2 years	11,927	168

Subtotal	353,942	111,316

Total	$353,942	$211,316

In order to accommodate individual customer borrowing needs, we have entered into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, we enter into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. As of December 31, 2008 and 2007, we had notional amounts of $127.0 million and $5.7 million, respectively, of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2008 and 2007, we had offsetting interest rate swaps with other counterparties with a notional amount of $127.0 million and $5.7 million, respectively, of notional amount in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use derivative instruments, such as interest rate swaps, floors and collars, in the management of our own interest rate risks. During the second quarter of 2008, we entered into a $100.0 million notional amount interest rate swap agreement that was designated as a cash flow hedge against interest receipts from prime-based loans. Under this agreement, we received payments at a fixed rate of 6.64%, computed on the notional amount, and paid a variable rate based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments was recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. This cash flow hedge was highly effective, however, we elected to remove the hedge designation on this derivative in December 2008 when we determined that this hedge would no longer be considered highly effective in the future. The unrealized gain on the swap at the date of de-designation was $6.4 million. The amount in accumulated other comprehensive income, along with the related deferred tax liability, will be amortized over what would have been the remaining term of the hedge. During 2008, $105,000 of the deferred gain was reclassified into loan interest income and $2.5 million will be reclassified during 2009. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to this period, was recorded in other derivative income in non-interest income and totaled $394,000. This derivative was terminated in January 2009 for $6.6 million.

During March 2008, we terminated two interest rate floor agreements with a notional amount of $200.0 million. One of the floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. Other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement during 2008 prior to termination. This floor agreement had been designated as a cash flow hedge, but we discontinued hedge accounting in May 2006. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. During 2008 and 2007, $157,000 and $76,000, respectively, was reclassified as a reduction in loan interest income and $201,000 is expected to be reclassified in 2009. We did not receive any payments in 2008 or 2007 under this floor agreement.

The second floor agreement, with a notional amount of $100.0 million was designated as a cash flow hedge. Upon termination of this floor agreement, the $1.1 million of unrealized gain that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, will be amortized over what would have been the remaining life of the floor agreement. This floor was scheduled to mature in July 2010. During 2008, $722,000 of deferred gains were amortized as additional loan interest income and $817,000 of the deferred gain will be amortized in 2009. We did not receive any payments in 2008 or 2007 under this floor agreement.

During 2006, we entered into two interest rate collars with a total notional amount of $300 million that were designated as cash flow hedges against interest receipts from prime-based loans. The collars were obtained at no cost. During 2007, we received $69,000 of settlements under the collar agreements when the floating rate decreased below the collar floor rate. These settlements were recorded as loan interest income. We did not make any payments under the collars in 2007. In December 2007, we terminated these collars with the counterparty. The fair value of the collars at termination was $7.5 million. Because the forecasted hedged transactions were probable of occurring, the gain realized upon termination was deferred and is amortized as loan interest income over what would have been the remaining life of the derivatives, which were scheduled to mature in May 2009 and May 2010. During 2008 and 2007, $3.5 million and $58,000, respectively of deferred gains were amortized as loan interest income and $3.3 million of the deferred gain will be amortized in 2009.

We also have used interest rate swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. In May 2006, we terminated all of the $330.0 million notional amount of CD swaps that had been used as fair value hedges against brokered CDs. Upon termination, we began amortizing the associated cumulative fair value adjustment to the hedged brokered CDs of $3.7 million as deposit interest expense over the remaining life of the CDs using an effective yield method. During 2008 and 2007, $343,000 and $932,000, respectively, of this fair value adjustment was amortized as deposit interest expense, and $73,000 of this adjustment is expected to be amortized in 2009. In addition, noninterest expense during 2008 included the write-off of $1.3 million of the unamortized fair value adjustments when we exercised our option to call certain of the brokered CDs before their maturity date.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $6.8 million, or 2.66%, higher than the net interest income in the rates unchanged scenario at December 31, 2008. At December 31, 2007, the projected variance in the rising rate scenario was $2.4 million, or 2.36% higher than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at December 31, 2008.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2008 and 2007:

	Change in Future Net Interest Income
	At December 31, 2008		At December 31, 2007
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
+200 basis points over one year	$6,805	6.28%	$2,433	2.36%
- 200 basis points over one year	n/a	n/a	(1,926)	(1.87)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing under the different interest rate scenarios.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$250	$—	$—	$—	$—	$—	$250
Investment securities and FHLB/Federal Reserve Bank stock	12,604	60,003	71,799	291,752	204,039	484,027	1,124,224
Loans	2,087,806	120,023	106,104	353,487	361,847	203,994	3,233,261

Total interest-earning assets	2,100,660	180,026	177,903	645,239	565,886	688,021	4,357,735

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	341,385	100,851	1,063	—	—	211,470	654,769
Certificates of deposit	164,049	705,551	505,756	480,144	149,631	156	2,005,287
Other borrowings	75,560	—	—	80,000	120,000	—	275,560
Notes payable/FHLB advances	315,000	12,000	—	92,500	42,500	—	462,000
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607
Subordinated notes, net	—	—	—	—	—	55,303	55,303

Total interest-bearing liabilities	895,994	859,640	506,819	652,644	312,131	312,298	3,539,526

Period gap	$1,204,666	$(679,614)	$(328,916)	$(7,405)	$253,755	$375,723	$818,209

Cumulative gap	$1,204,666	$525,052	$196,136	$188,731	$442,486	$818,209

Period gap to total assets	27.45%	(15.48)%	(7.49)%	(0.17)%	5.78%	8.56%

Cumulative gap to total assets	27.45%	11.97%	4.48%	4.31%	10.09%	18.65%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	234.45%	129.91%	108.67%	106.47%	113.71%	123.12%

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of amendments to certain Public Company Accounting Oversight Board standards. The hierarchical guidance provided by SFAS 162 will not have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 on January 1, 2009, did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of SFAS 160 on January 1, 2009, did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any financial assets or liabilities as of that date nor for any asset acquired or liability incurred subsequent to January 1, 2008.

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

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2008 and 2007. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2008 Quarter Ended				2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
Interest income	$54,624	$50,764	$46,406	$52,654	$56,879	$57,483	$56,691	$56,006
Interest expense	30,210	28,866	24,841	28,180	31,392	31,176	30,235	29,551

Net interest income	24,414	21,898	21,565	24,474	25,487	26,307	26,456	26,455
Provision for loan losses	30,353	52,700	49,355	11,750	23,000	3,400	1,900	3,600
Noninterest income	255	3,066	3,965	3,215	3,612	5,404	4,065	3,238
Other derivative income (expense)	830	154	65	887	270	159	(61)	24
Noninterest expense	21,630	27,301	22,623	21,816	17,515	18,059	17,652	18,062
Goodwill impairment	—	—	—	—	23,237	—	—	—

Income(loss) before income taxes	(26,484)	(54,883)	(46,383)	(4,990)	(34,383)	10,411	10,908	8,055
Income taxes (benefit)	(11,648)	25,653	(21,067)	(1,150)	(5,118)	3,190	3,756	2,733

Net income (loss)	(14,836)	(80,536)	(25,316)	(3,840)	(29,265)	7,221	7,152	5,322
Preferred dividends and discounts	(2,150)	(16,680)	—	—	—	—	—	—

Net income (loss) available to common shareholders	$(16,986)	$(97,216)	$(25,316)	$(3,840)	$(29,265)	$7,221	$7,152	$5,322

Earnings (loss) per common share:
Basic	$(1.62)	$(9.30)	$(2.42)	$(0.37)	$(2.78)	$0.68	$0.65	$0.48
Diluted	(1.62)	(9.30)	(2.42)	(0.37)	(2.78)	0.67	0.65	0.48

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2009 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products; the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth; the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio; possible volatility in loan charge-offs and recoveries between periods; the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area; the risks associated with the high concentration of commercial real estate loans in our portfolio; the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market; the risks associated with management changes, employee turnover and our commercial banking growth initiative, including our expansion of our asset-based lending operations and our entry into new geographical markets; negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships; a continuation of the recent unprecedented volatility in the capital markets; the effectiveness of our hedging transactions and their impact on our future results of operations; the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy; changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition; changes in legislation or regulatory and accounting principles, policies or guidelines affecting our business; and other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

March 11, 2009

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,762	$74,353
Federal funds sold	200	4,550
Short-term investments	50	4,658

Total cash and cash equivalents	53,012	83,561
Investment securities:
Available-for-sale, at fair value	1,094,569	892,346
Held-to-maturity, at amortized cost (fair value of $25 at December 31, 2008 and 2007, respectively)	25	25
Loans, net of allowance for loan losses of $128,548 and $54,681 at December 31, 2008 and 2007, respectively	3,104,713	2,478,652
Premises, leasehold improvements and equipment, net	17,124	16,109
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	29,630	15,310
Other real estate and repossessed assets, net	13,179	2,606
Other assets	76,637	67,854

Total assets	$4,388,889	$3,556,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$470,990	$471,770
Interest-bearing	2,660,056	2,108,422

Total deposits	3,131,046	2,580,192
Other borrowings	275,560	389,054
Accrued interest, taxes and other liabilities	71,286	41,354
Notes payable and FHLB advances	462,000	205,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,303	—

Total liabilities	4,081,802	3,302,207

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 and 5,000,000 shares authorized at December 31, 2008 and 2007, respectively;
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding at December 31, 2008, $25.00 liquidation value	60,000	—
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at December 31, 2008, $1,000 liquidation value	97,314	—
Common stock, $0.01 par value; 45,000,000 and 18,000,000 shares authorized at December 31, 2008 and 2007, respectively; 12,068,604 and 11,504,662 shares issued at December 31, 2008 and 2007, respectively; 11,115,936 and 10,551,994 shares outstanding at December 31, 2008 and 2007, respectively	121	115
Surplus	224,872	197,214
Retained earnings (deficit)	(69,294)	75,145
Accumulated other comprehensive income, net	18,710	6,418
Treasury stock, at cost, 952,668 shares at December 31, 2008 and 2007, respectively	(24,636)	(24,636)

Total stockholders’ equity	307,087	254,256

Total liabilities and stockholders’ equity	$4,388,889	$3,556,463

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Interest income:
Interest and fees on loans	$158,564	$192,530	$188,375
Interest and dividends on investment securities:
Taxable	38,633	26,643	24,779
Tax-exempt	5,830	6,076	5,554
Interest on cash equivalents	1,421	1,810	2,292

Total interest income	204,448	227,059	221,000

Interest expense:
Deposits	88,279	97,030	87,266
Other borrowings	9,648	11,051	10,622
Notes payable and FHLB advances	5,511	6,342	4,105
Junior subordinated debentures	7,013	7,931	7,815
Subordinated notes	1,646	—	—

Total interest expense	112,097	122,354	109,808

Net interest income	92,351	104,705	111,192
Provision for loan losses	144,158	31,900	6,000

Net interest income (loss) after provision for loan losses	(51,807)	72,805	105,192

Noninterest income:
Service charges	9,136	7,709	7,738
Trust and investment management fees	3,578	3,864	4,155
Impairment loss on investment securities	(2,399)	—	—
Loan syndication fees	116	2,600	1,317
Other derivative income	1,936	392	494
Other noninterest income	70	2,146	2,561

Total noninterest income	12,437	16,711	16,265

Noninterest expense:
Salaries and employee benefits	47,855	37,771	40,652
Goodwill impairment	—	23,237	—
Occupancy of premises	7,812	8,673	7,842
Furniture and equipment	3,094	3,431	3,627
Legal fees, net	5,016	2,464	2,166
Non-performing asset expense	4,711	643	542
FDIC assessment	2,687	307	320
Early extinguishment of debt	2,500	—	—
Other professional services	2,311	2,427	1,629
Other noninterest expense	17,384	15,572	16,481

Total noninterest expense	93,370	94,525	73,259

Income (loss) before income taxes	(132,740)	(5,009)	48,198
Income tax expense (benefit)	(8,212)	4,561	2,035

Net income (loss)	(124,528)	(9,570)	46,163
Preferred dividends and discounts	(2,150)	—	—
Implied non-cash preferred dividend	(16,680)	—	—

Net income (loss) applicable to common shareholders	$(143,358)	$(9,570)	$46,163

Basic earnings (loss) per common share	$(13.72)	$(0.89)	$4.22
Diluted earnings (loss) per common share	(13.72)	(0.89)	4.15

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005	$—	$—	$113	$189,494	$45,988	$(9,220)	$(7,057)	$219,318
Amortization of stock based compensation awards	—	—	—	1,577	—	—	—	1,577
Exercise of stock options	—	—	2	2,673	—	—	—	2,675
Tax benefit on stock options exercised and stock awards	—	—	—	943	—	—	—	943
Comprehensive income:
Net income	—	—	—	—	46,163	—	—	46,163
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	2,612	—	2,612
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	2,005	—	2,005
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(995)	—	(995)

Total comprehensive income								49,785
Common stock dividends – $0.28 per share	—	—	—	—	(3,106)	—	—	(3,106)

Balance at December 31, 2006	—	—	115	194,687	89,045	(5,598)	(7,057)	271,192
Amortization of stock based compensation awards	—	—	—	1,611	—	—	—	1,611
Exercise of stock options	—	—	—	717	—	—	—	717
Tax benefit on stock options exercised and stock awards	—	—	—	199	—	—	—	199
Purchase of treasury stock	—	—	—	—	—	—	(17,579)	(17,579)
Comprehensive income (loss):
Net loss	—	—	—	—	(9,570)	—	—	(9,570)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	7,626	—	7,626
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	4,104	—	4,104
Change in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	286	—	286

Total comprehensive income								2,446
Common stock dividends – $0.40 per share	—	—	—	—	(4,330)	—	—	(4,330)

Balance at December 31, 2007	—	—	115	197,214	75,145	6,418	(24,636)	254,256
Issuance of preferred stock, Series A, net of issuance costs	60,000	—	—	(3,642)	—	—	—	56,358
Discount from preferred stock beneficial conversion feature	(16,680)	—	—	16,680	—	—	—	—
Implied non-cash preferred dividend for beneficial conversion feature	16,680	—	—	—	(16,680)	—	—	—
Issuance of preferred stock, Series B, net of discount and issuance costs	—	96,577	—	—	—	—	—	96,577
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	12,835	—	—	—	12,835
Issuance of restricted stock grants	—	—	6	(6)	—	—	—	—
Exercise of stock options	—	—	—	30	—	—	—	30
Amortization of stock based compensation awards	—	—	—	2,222	—	—	—	2,222
Tax benefit on stock options exercised and stock awards	—	—	—	(461)	—	—	—	(461)
Comprehensive income (loss):
Net loss	—	—	—	—	(124,528)	—	—	(124,528)
Change in unrealized gains and losses on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	10,142	—	10,142
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	3,868	—	3,868
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,718)	—	(1,718)

Total comprehensive loss								(112,236)
Common stock dividends – $0.10 per share	—	—	—	—	(1,081)	—	—	(1,081)
Preferred stock dividends declared, Series A – $0.5889 per share	—	—	—	—	(1,413)	—	—	(1,413)
Preferred stock dividends accumulated, Series B	—	737	—	—	(737)	—	—	—

Balance at December 31, 2008	$60,000	$97,314	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(124,528)	$(9,570)	$46,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	144,158	31,900	6,000
Goodwill impairment	—	23,237	—
Other derivative income	(1,936)	(392)	(494)
Loss on investment securities	2,399	—	—
Amortization of premiums and discounts, net	(831)	(157)	687
Deferred loan fee amortization	(2,200)	(4,308)	(4,874)
Depreciation and amortization	3,090	3,550	3,487
Deferred income tax expense (benefit)	8,222	(7,806)	2,690
Losses on other real estate	754	59	224
Tax benefit (expense) on stock options exercised or stock awards	(461)	199	943
Excess tax benefit on stock options exercised and stock awards	190	(112)	(654)
Cash received (paid) on termination of derivative instruments	3,934	7,477	(12,239)
Other, net	57	2,422	856
Changes in other assets and liabilities:
Accrued interest receivable	581	934	(56)
Other assets	(22,939)	(9,159)	(1,377)
Accrued interest, taxes and other liabilities	17,803	1,622	(6,373)

Net cash provided by operating activities	28,293	39,896	34,983

Cash flows from investing activities:
Purchases of available-for-sale securities	(352,772)	(344,069)	(115,072)
Proceeds from principal payments and maturities of available-for-sale securities	165,784	133,236	105,492
Proceeds from principal payments and maturities of held-to-maturity securities	—	250	—
Net increase in loans	(782,601)	(46,270)	(117,409)
Net additions to premises, leasehold improvements and equipment	(4,105)	(4,860)	(3,181)
Proceeds from sales of other real estate	4,776	942	1,067
Capital improvements to other real estate owned	(1,625)	—	—
Net cash paid on sale of branch	(6,444)	—	—

Net cash used in investing activities	(976,987)	(260,771)	(129,103)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$557,118	$(61,081)	$99,435
Net increase (decrease) in other borrowings	(113,494)	126,735	(36,107)
Repayments of notes payable and FHLB advances	(55,000)	(240,000)	(100,000)
Proceeds from notes payable and FHLB advances	312,000	365,000	105,000
Repayment of junior subordinated debentures	—	—	(1,031)
Net proceeds from issuance of subordinated notes	58,749	—	—
Net proceeds from issuance of preferred stock	161,068	—	—
Proceeds from exercise of employee stock options	30	717	2,675
Excess tax benefit on stock options exercised and stock awards	(190)	112	654
Purchase of treasury stock	—	(17,579)	—
Dividends paid	(2,136)	(4,388)	(2,651)

Net cash provided by financing activities	918,145	169,516	67,975

Net decrease in cash and cash equivalents	(30,549)	(51,359)	(26,145)
Cash and cash equivalents, beginning of year	83,561	134,920	161,065

Cash and cash equivalents, end of year	$53,012	$83,561	$134,920

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$106,208	$122,668	$105,078
Income taxes	(3,793)	17,809	12,093

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of income taxes	$10,142	$7,626	$2,612
Loans transferred to other real estate	14,478	3,195	432

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, the valuation of deferred tax assets, and the valuation of financial instruments such as investment securities and derivatives. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

The following is a summary of the more significant accounting and reporting policies:

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank is a $4.4 billion asset commercial bank with banking offices located in the Chicago metropolitan area. The Bank provides a full range of commercial banking services, primarily to small and midsize business, and consumer banking products and services. All significant intercompany balances and transactions between consolidated companies have been eliminated. The Company also owns all of the common stock of TAYC Capital Trust I and TAYC Capital Trust II (each, a “Trust” and collectively, the “Trusts”), both of which are unconsolidated subsidiaries. Each of the Trusts is a Delaware statutory trust created to issue trust preferred securities.

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

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability or liquidity management or in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Premiums and discounts on investment securities are amortized over the estimated life of the security, using an effective interest method. In estimating the estimated life of mortgage-related securities, certain judgments are required as to the time and amount of future principal repayments, and these judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. A decline in fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value, a charge to earnings, and a new cost basis for the security. In

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining if an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold an investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and the forecasted performance of the security. Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income. Dividends and interest income are recognized when earned.

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using the sum-of-the-months-digits method, which approximates an effective interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the life of the loan as an adjustment of the related loans’ yields.

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

In evaluating the adequacy of the allowance for loan losses, consideration is given to numerous quantitative and qualitative factors, including historical charge-off experience, growth and changes in the composition of the loan portfolio, the volume of delinquent and criticized loans, information about specific borrower situations, including their financial position, work out plans, and estimated collateral values, general economic and business conditions, duration of the business cycle, impact of competition on the Company’s underwriting terms, general market collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed quarterly and, as changes in estimates are identified by management, the amounts are reflected in income through the provision for loan losses in the appropriate period.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Recognition on Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, a loan whose principal and interest is contractually past due 90 days is placed on nonaccrual, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Other Real Estate and Repossessed Assets:

Other real estate and repossessed assets primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure, other real estate is recorded at the lower of the amount of the loan balance or the fair value of the real estate, less estimated cost to sell, through a charge to the allowance for loan losses, if necessary. Generally, the fair value of the real estate at foreclosure is determined through the use of a current appraisal. Subsequent write-downs required by changes in estimated fair value or disposal expenses are recorded through a valuation allowance and a provision for losses charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from their disposition are also included in current operations as other noninterest expense.

Goodwill and Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized, but tested annually for impairment or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. At any time impairment exists, the Company will record an impairment loss with an impairment charge recorded in noninterest expense. During 2007, the Company recorded a $23.2 million goodwill impairment charge to write-off the remaining goodwill that was created from the 1997 acquisition of the Bank. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and tested for impairment only when events or circumstances indicate that the carrying value of the asset may not be recovered.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision in the period in which the law is enacted. Deferred tax assets are reduced by a valuation allowance, when in the opinion of Management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In determining the realizability of the deferred tax assets, Management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

At times, the Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accrual for income taxes includes reserves for those differences in tax positions. On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, the Company initially recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Subsequently, the reserves are then utilized or reversed when the Company determines the more likely than not threshold is no longer met, once the statute of limitations has expired, or the tax matter is effectively settled. The Company includes any interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Operations. Prior to the adoption of FIN 48, the reserves for uncertain tax positions were utilized or reversed once the statute of limitations expired or the Company determined that it was probable that the position taken on the tax return will be sustained by the taxing authorities. Any change in reserves for interest and penalties related to uncertain tax positions were also included in income tax expense on the Consolidated Statements of Operations.

Earnings Per Share:

Basic earnings per share is computed as net income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period excluding non-vested restricted stock awards. Net income applicable to common shareholders represents net income or loss for the period less dividends declared or accumulated on preferred stock, including any discount amortization. Diluted earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock, and preferred stock that can be converted into shares of common stock. The dilutive impact of stock options and warrants are computed using the treasury stock method. The dilutive impact of convertible preferred stock is computed using the if-converted method which assumes the convertible security is converted at the beginning of the period (or issuance if later), resulting in an increase to the number of common shares outstanding but a decrease to the amount of preferred dividends that would have been included in the determination of net income applicable to common shareholders. The computation of diluted earnings per share does not assume conversion or exercise of common stock equivalents that would have an antidilutive effect on earnings per share. A reconciliation of the net income applicable to common shareholders and weighted average shares used in the basic and diluted earnings per share computation is included in Note 23—“Earnings Per Share.”

Employee Benefit Plans:

Stock-based Compensation: The Company has an incentive compensation plan that allows the issuance of nonqualified stock options and restricted stock awards to employees and directors. These awards are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options. Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for these awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), under which no stock-based compensation expense had been recognized for stock options granted to employees and directors because the exercise price of the Company’s stock options equaled the fair market value of the underlying stock at the date of grant. However, compensation costs for restricted stock awards were recognized, based upon the fair value of the stock on the grant date, over the vesting period.

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allow participants to defer a portion of their base salaries, commissions, or incentive compensation. The amount of compensation deferred by a participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participant. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their approximate fair market value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other noninterest income on the Consolidated Statements of Operations. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities:

The Company uses derivative financial instruments (derivatives), including interest rate exchange agreements and interest rate floor or collar agreements to accommodate individual customer borrowing needs and to assist in its interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are measured and reported at fair value on the Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value of the derivative. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS 133 or are not designated as an accounting hedge are also reported currently in earnings, in noninterest income.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the future. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the future gains and losses arising from any change in fair value are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods in which the hedged transactions would have affected earnings.

The estimates of fair values of the Company’s derivatives are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both the Company and the counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

Debt Issuance Costs and Discounts:

In connection with the issuance of the Company’s junior subordinated debentures and the Bank’s subordinated notes, issuance costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets on the Company’s Consolidated Balance Sheets and are being amortized over the contractual life of the debt as additional interest expense using an effective interest method. In addition, the Bank’s subordinated notes were issued with detachable warrants to purchase shares of the Company’s common stock. The proceeds from the issuance of the subordinated notes was allocated to the notes and warrants based upon their relative fair values. The allocation to the warrants created a discount on the subordinated notes. This discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes using an effective interest method.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, except that the fair value of standby letters of credit are recorded as a liability on the Consolidated Balance Sheets and amortized over the commitment period. In addition, the Company will establish a reserve for unfunded commitments, in accrued interest, taxes and other liabilities on the Consolidated Balance Sheets, if it is probable that a liability has been incurred by the Company under a standby letter of credit or a loan commitment that has not yet been funded.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income:

Comprehensive income includes net income or loss, changes in unrealized holding gains and losses on available-for-sale securities, changes in unrealized gains and losses associated with cash flow hedging instruments, and the amortization of deferred gains and losses associated with terminated cash flow hedges. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. See Note 22—“Other Comprehensive Income” for further details.

New Accounting Standards:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The hierarchical guidance provided by SFAS 162 will not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. SFAS 160 will be effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of SFAS 160 on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any financial assets or liabilities as of that date nor for any asset acquired or liability incurred subsequent to January 1, 2008.

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

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained for each of the years ended December 31, 2008 and 2007 was approximately $2.0 million.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$64,993	$1,992	$—	$66,985
Collateralized mortgage obligations	152,198	2,174	(2,669)	151,703
Mortgage-backed securities	704,684	22,182	(3,933)	722,933
State and municipal obligations	137,958	1,347	(1,130)	138,175
Other debt securities	14,563	210	—	14,773

Total available-for-sale	1,074,396	27,905	(7,732)	1,094,569

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,074,421	$27,905	$(7,732)	$1,094,594

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$105,720	$629	$(44)	$106,305
Collateralized mortgage obligations	167,509	691	(2,623)	165,577
Mortgage-backed securities	472,477	5,655	(2,008)	476,124
State and municipal obligations	143,271	1,304	(235)	144,340

Total available-for-sale	888,977	8,279	(4,910)	892,346

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$889,002	$8,279	$(4,910)	$892,371

Investment securities with an approximate book value of $904 million and $549 million at December 31, 2008 and 2007, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

Investment securities do not include the Bank’s investment in FHLB and Federal Reserve Bank stock of $29.6 million and $15.3 million at December 31, 2008 and 2007, respectively. These investments are required for membership and are carried at cost. The Bank also must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings. Since October 2007, the Federal Home Loan Bank of Chicago (“FHLBC”) has been under a consensual cease and desist order with its regulator. Under the terms of the

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from the FHLBC’s regulator. The FHLBC has not declared or paid a dividend since the third quarter of 2007. At December 31, 2008, the Company held, at cost, $22.5 million of FHLBC stock, all of which Management believes will ultimately be recovered. The Company also held $40.5 million of FHLB debt securities in the investment portfolio, the fair value of which exceeds the carrying value at December 31, 2008.

No gross gains or losses were realized on the sale of available-for-sale investment securities in 2008, 2007, and 2006. However, during 2008, a $2.4 million charge for other-than temporary impairment was recorded on one private label mortgage-backed security because the Company believed that it was probable that it would not receive all of the contractual cash flows. The Company recorded the charge to reduce the $3.5 million carrying value of the security to its estimated fair value of $1.1 million.

The Company had 63 investment securities in an unrealized loss position at December 31, 2008. Each quarter, the Company analyzes securities in its investment portfolio which have an unrealized loss for other-than-temporary impairment. The Company reviews factors such as the severity and duration of the unrealized loss, credit ratings, and other pertinent information. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. The Company obtains fair value estimates from additional independent sources and performs cash flow analysis to determine if other than temporary impairment has occurred. The Company does not believe that any other investment securities have other-than-temporary impairment, and that, in general, the unrealized losses in the portfolio are temporary in nature and due primarily to changes in interest rates and not credit related. The Company, however, monitors certain private label mortgage-backed and collateralized mortgage obligation securities for which it believes that current quoted fair values have been impacted by illiquidity in the financial markets for these types of securities. At December 31, 2008, the Company held private-label mortgage-backed and collateralized mortgage obligations with an amortized cost of $37.2 million, the fair value of which was $30.7 million. The Company’s analysis indicates that it is probable all cash flows will be received and, therefore, no other than temporary impairment has been recognized on these securities at December 31, 2008.

As of December 31, 2008, the Company had six securities in its investment portfolio that have been in an unrealized loss position for twelve or more months. Since Management believes the declines in market value of these securities are primarily attributed to changes in interest rates and not credit quality, and because the Company has both the intent and ability to hold all of these securities for the time necessary until a recovery of their fair values, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and 2007. The assessment of other-than-temporary impairment is based in part upon factual data and qualitative information available at the time of evaluation and subject to certain risks and uncertainties, including changes in general economic conditions, the issuer’s financial condition, the impact of changes in interest rates or credit spreads, and the expected time to recover fair value. Because this evaluation process is subjective and requires the use of judgment and estimates, the determination of other-than-temporary impairment is subject to change over time.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, for investment securities with unrealized losses as of December 31, 2008 and 2007, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	December 31, 2008
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Collateralized mortgage obligations	$16,009	$(391)	$11,840	$(2,278)	$27,849	$(2,669)
Mortgage-backed securities	6,948	(2,762)	3,828	(1,171)	10,776	(3,933)
State and municipal obligations	45,312	(1,084)	2,935	(46)	48,247	(1,130)

Temporarily impaired securities – Available-for-sale	$68,269	$(4,237)	$18,603	$(3,495)	$86,872	$(7,732)

	December 31, 2007
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$9,994	$(6)	$19,962	$(38)	$29,956	$(44)
Collateralized mortgage obligations	38,880	(865)	84,915	(1,758)	123,795	(2,623)
Mortgage-backed securities	22,019	(159)	98,667	(1,849)	120,686	(2,008)
State and municipal obligations	22,648	(123)	13,543	(112)	36,191	(235)

Temporarily impaired securities – Available-for-sale	$93,541	$(1,153)	$217,087	$(3,757)	$310,628	$(4,910)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2008.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$2,295	$2,306
Due after one year through five years	69,348	71,368
Due after five years through ten years	24,974	25,642
Due after ten years	120,897	120,617
Collateralized mortgage obligations	152,198	151,703
Mortgage-backed securities	704,684	722,933

Total	$1,074,396	$1,094,569

Held-to-maturity:
Due after one year through five years	$25	$25

Total	$25	$25

4. Loans

Loans classified by type at December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Commercial and industrial	$1,485,673	$850,196
Commercial real estate secured	1,058,930	839,629
Real estate-construction	531,452	671,678
Residential real estate mortgages	53,859	60,195
Home equity loans and lines of credit	92,085	99,696
Consumer	9,163	10,551
Other loans	2,115	1,421

Gross loans	3,233,277	2,533,366
Less: Unearned discount	(16)	(33)

Total loans	3,233,261	2,533,333
Less: Allowance for loan losses	(128,548)	(54,681)

Loans, net	$3,104,713	$2,478,652

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts of nonperforming loans at December 31, 2008, 2007, and 2006 and the related interest on nonaccrual loans for the years then ended:

	2008	2007	2006
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$153	$4,253	$10,046
Recorded balance of nonaccrual loans, at end of year	200,227	71,412	23,111

Total nonperforming loans	$200,380	$75,665	$33,157

Interest on nonaccrual loans recognized in income	$8,086	$4,891	$723
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	19,285	8,431	3,168

Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

Information about the Company’s impaired loans at or for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$120,973	$66,547	$18,813
With no related allowance for loan loss	85,732	24,425	5,323

Total	$206,705	$90,972	$24,136

Allowance for loan losses related to impaired loans, at end of year	$41,451	$9,375	$2,528
Average balance of impaired loans for the year	161,654	46,695	33,928
Interest income recognized on impaired loans for the year	1,758	1,665	850

The Company provides several types of loans to its customers, including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area. Furthermore, as of December 31, 2008, 54% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 consisted of the following:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$54,681	$37,516	$37,481
Provision for loan losses	144,158	31,900	6,000
Loans charged-off	(72,471)	(15,792)	(7,231)
Recoveries on loans previously charged-off	2,180	1,057	1,266

Net charge-offs	(70,291)	(14,735)	(5,965)

Balance at end of year	$128,548	$54,681	$37,516

During 2007 and throughout 2008, the Company experienced deterioration in credit quality, primarily in its residential construction and land portfolio. This portfolio of loans totaled $350.0 million at December 31, 2008, as compared to $492.8 million at December 31, 2007. The downturn in the residential housing market that has persisted throughout 2008 has reduced demand and market prices for developed residential lots and vacant land as well as homes. The economic downturn and the depressed housing market has negatively impacted many residential real estate development customers and resulted in an increase in nonperforming loans. At December 31, 2008, $275.6 million, or 79%, of this portfolio was secured by single family, condominium, or multi-family developments and the remaining $74.4 million was secured by land. Most of these developments and land are located in Illinois, primarily in the Chicago metropolitan and surrounding areas. Nonaccrual loans in this portfolio totaled $114.2 million at December 31, 2008 and the Company charged-off $54.5 million from this portfolio in 2008. At December 31, 2008, $114.2 million of the residential construction and land portfolio was considered impaired and Management performed an analysis of the underlying collateral and determined a valuation allowance of $23.8 million was required on such impaired loans. The analysis was based primarily on appraisals, available sales contracts, and other opinions of values, adjusted for expected costs to sell. The valuation process is subject to the use of significant estimates and actual results could differ from estimates.

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests totaled $63.8 million and $82.0 million at December 31, 2008 and 2007, respectively. During 2008 and 2007, new loans to such persons and their related interests totaled $36.9 million and $64.1 million, respectively and repayments totaled $55.1 million and $31.5 million, respectively. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Land and improvements	$1,094	$1,158
Buildings and improvements	8,253	5,803
Leasehold improvements	7,379	7,739
Furniture, fixtures and equipment	20,342	21,023

Total cost	37,068	35,723
Less accumulated depreciation and amortization	(19,944)	(19,614)

Net book value	$17,124	$16,109

6. Other Real Estate and Repossessed Assets

Other real estate owned and repossessed assets totaled $13.2 million and $2.6 million at December 31, 2008 and 2007, respectively. Activity in the allowance for losses on other real estate and repossessed assets for the years ended December 31, 2008, 2007, and 2006, are as follows:

	2008	2007	2006
	(in thousands)
Balance at beginning of year	$125	$130	$99
Provision for losses on other real estate	857	7	216
Charge-offs	(271)	(12)	(185)

Balance at end of year	$711	$125	$130

7. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
NOW accounts	$218,451	$76,572
Savings accounts	42,275	49,386
Money market deposits	394,043	763,336
Time deposits:
Certificates of deposit of less than $100,000	385,800	229,474
Certificates of deposit of $100,000 or more	484,383	313,969
Out-of-local-market certificates of deposit	136,470	117,159
Brokered certificates of deposit	913,803	505,631
Public time deposits	84,831	52,895

Total time deposits	2,005,287	1,219,128

Total	$2,660,056	$2,108,422

Interest expense on time deposits with balances of $100,000 or more was $13.2 million, $11.6 million, and $11.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2009	$1,376,804
2010	317,021
2011	161,813
2012	86,824
2013	62,465
Thereafter	360

Total	$2,005,287

8. Other Borrowings

Other borrowings at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$21,017	0.18%	$125,461	2.67%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	54,482	0.36	23,468	4.00
U.S. Treasury tax and loan note option	61	0.00	40,125	4.25

Total	$275,560	3.03%	$389,054	3.62%

As of December 31, 2008 and 2007, the term repurchase agreements consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 4.08%, due September 13, 2010, callable after December 13, 2007	$40,000	$40,000
Repurchase agreement – rate 4.02%, due October 10, 2010, callable after January 10, 2008	40,000	40,000
Repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement – rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps at LIBOR of 5.58% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps at LIBOR of 5.20% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009, with embedded double interest rate caps at LIBOR of 5.11% and a floor of 0.00%	20,000	20,000

Total term repurchase agreements	$200,000	$200,000

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the securities sold under agreements to repurchase, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the counterparty. For overnight repurchase agreements, the Bank maintains control of the pledged securities, however, for the term repurchase agreements, the pledged securities are held by the counterparty. All of the $200.0 million of term repurchase agreements are callable before their actual maturity date. At December 31, 2008, $100 million of term repurchase agreements were currently eligible to be called and the remaining $100 million are eligible to be called beginning in 2009.

Information concerning securities sold under agreements to repurchase, including both the overnight and term agreements, for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	2008	2007	2006
	(dollars in thousands)
Daily average balance during the year	$281,567	$218,125	$227,237
Daily average rate during the year	3.24%	4.01%	3.91%
Maximum amount outstanding at any month end	$313,896	$325,461	$276,134

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of 0.25% below the average federal funds rate (0.00% at December 31, 2008) and are collateralized by a pledge of various investment securities. The Bank also participates in the U.S. Treasury Department’s Term Investment Option program whereby the Bank can obtain additional short-term funding from the U.S. Treasury at the prevailing short-term market rates and are collateralized by commercial loans.

At December 31, 2008, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings and repurchase agreement lines of $95 million and $390 million, respectively.

9. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
	(in thousands)
Current tax expense (benefit):
Federal	$(16,143)	$10,474	$(2,344)
State	(291)	1,893	1,689

Total	(16,434)	12,367	(655)

Deferred tax expense (benefit):
Federal	6,045	(6,175)	2,054
State	2,177	(1,631)	636

Total	8,222	(7,806)	2,690

Applicable income taxes	$(8,212)	$4,561	$2,035

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2008, 2007, and 2006 to income (loss) before income taxes because of the following:

	2008	2007	2006
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$(46,459)	$(1,753)	$16,869
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	46,397	—	—
State tax benefit before valuation allowance	(6,398)	546	1,511
Impact of enacted state tax legislation	—	(376)	—
Tax-exempt interest income, net of disallowed interest deduction	(1,804)	(1,878)	(1,834)
Goodwill impairment	—	8,133	—
Addition (reversal) of allocated tax reserves, net	—	(34)	(14,643)
Other, net	52	(77)	132

Total	$(8,212)	$4,561	$2,035

During 2008, the Company recorded an $8.2 million income tax benefit, which included $46.4 million of additional income tax expense to establish a valuation allowance against the Company’s net deferred tax asset. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the loan loss provisions recorded during 2008 associated with the residential real estate construction portfolio. In addition, general uncertainty surrounding future economic and business conditions has increased the potential volatility and uncertainty of projected earnings. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

The net recorded deferred tax asset, after valuation allowance, at December 31, 2008 was $6.9 million. The remaining deferred tax asset was supported by remaining carry-backs of income taxes paid in prior years and available tax planning strategies. The deferred tax asset is also net of deferred tax liabilities associated with net unrealized gains on available for sale investment securities and hedging activities recorded in other comprehensive income.

During 2007, despite a pre-tax loss of $5.0 million, the Company recorded income tax expense of $4.6 million, largely because the goodwill impairment charge was not deductible for income tax purposes. In addition, during 2007, the State of Illinois passed legislation that increased the Company’s effective tax rate beginning in 2008. As a result of the enactment of this legislation, the Company recognized a reduction in income tax expense in 2007 of $376,000 due to an increase in deferred tax assets caused by the higher expected state tax rate. During 2006, income tax expense was reduced by the recognition of $15.5 million of tax benefit relating to deductions taken on prior year tax returns that had not been recognized for financial reporting purposes. Tax liabilities established for these tax uncertainties were no longer required primarily as a result of the expiration of the statute

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of limitations of the Company’s 2002 federal income tax return and the results of examinations in 2006 by taxing authorities with respect to other tax years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
	(in thousands)
Deferred Tax Assets:
Loans, principally due to allowance for loan losses	$52,375	$21,892
Deferred income, principally net loan origination fees	3,281	1,840
Employee benefits	4,292	4,324
Deferred rent	1,686	1,587
Premises, leasehold improvements and equipment, principally due to differences in depreciation	688	789
Federal tax credit carry forwards	2,304	—
State taxes net operating loss carry forwards, net	2,217	—
Other	1,394	358

Gross deferred tax assets	68,237	30,790
Less: Valuation allowance	(46,397)	—

Net deferred tax assets	21,840	30,790

Deferred Tax Liabilities:
FHLB stock dividends	(790)	(788)
Brokered CD swaps	(727)	(1,553)
Discount accretion	(126)	(94)
Other	(1,010)	(946)
Tax effect of other comprehensive income	(12,287)	(4,184)

Gross deferred tax liabilities	(14,940)	(7,565)

Net deferred tax assets	$6,900	$23,225

At December 31, 2008, the Company had $3.4 million of state net operating loss carry forwards that will expire in 2020. In addition, the Company had a federal tax credit carry forward of $439,000 that will expire in 2028 and a $1.8 million alternative minimum tax credit carry forward that can be carried forward indefinitely.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 resulted in no change in the liability for unrecognized tax benefits. The following table provides a rollforward of the Company’s unrecognized tax positions for the years ended December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Balance at beginning of period	$173	$456
Additions based on tax positions related to the current year	39	28
Additions based on tax positions related to prior years	—	56
Reduction for tax positions settled or paid	(113)	(367)
Reductions for lapse of statutes of limitations	(16)	—

Balance at end of period	$83	$173

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits at December 31, 2008 was $83,000, all of which would affect the effective income tax rate if recognized. The Company believes that it is reasonably possible that $15,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, is expected to reverse in the next twelve months.

During the year ended December 31, 2008, the Company recognized a reduction in income tax expense of approximately $65,000 related to interest and penalties and had approximately $6,000 accrued for the payment of interest and penalties at December 31, 2008 on the Consolidated Balance Sheets. The Company’s policy is to recognize interest and penalties in income tax expense on the Consolidated Statements of Operations.

The Company is no longer subject to examination by federal tax authorities for the years of 2004 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years of 2004 and prior.

10. Notes Payable and FHLB Advances

Notes Payable and FHLB advances at December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – $15.0 million and $20.0 million maximum available at December 31, 2008 and 2007, respectively; interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, interest rate at December 31, 2008 was 2.62%; matures March 31, 2009	$12,000	$—

Total notes payable	12,000	—

Cole Taylor Bank:
FHLB Advance – interest determined daily at the Fed Funds rate minus 3 basis points, interest rate at December 31, 2007 was 3.68%, matured January 14, 2008	—	100,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.23%, with maximum interest rate of 5.48%; interest rate at December 31, 2007 was 5.47%; matured April 7, 2008	—	30,000
FHLB advance – interest determined quarterly at the 3-month LIBOR plus 0.255%, with maximum interest rate of 5.76%; interest rate at December 31, 2007 was 5.50%, matured July 13, 2008	—	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 0.25%, due January 2, 2009	275,000	—
FHLB advance – 0.30%, due January 2, 2009	40,000	—
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	—
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	—
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	—
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	—

Total FHLB advances	450,000	205,000

Total notes payable and FHLB advances	$462,000	$205,000

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable: At December 31, 2008, the Company had a $15.0 million revolving credit facility, of which $12.0 million of the revolver was outstanding. The facility is secured by the Company’s pledge of its capital stock of the Bank and includes certain restrictions in the event of default. Interest on any drawn upon amounts would be, at the Company’s election, at the prime rate or LIBOR plus 1.15%. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2008, the Company was in compliance with these covenants. Subsequent to year-end 2008, the Company executed an amendment with its lender to extend this facility from March 31, 2009 until March 31, 2010.

FHLB advances: The Company’s advances consist of borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”). At December 31, 2008, the FHLB advances were collateralized by $499.4 million of investment securities and a blanket lien on $155.2 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2008, the Bank had additional borrowing capacity at the FHLB of $146.7 million. The weighted average interest rates at December 31, 2008 and 2007 were 1.21% and 4.42%, respectively.

Since October 2007, the FHLBC has been under a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLBC stock and dividend declarations are subject to prior written approval from the FHLBC’s regulator. The FHLBC has not declared or paid a dividend since the third quarter of 2007. Based on written correspondence and verbal communications with the FHLBC, Management believes the order should not impact the FHLBC’s ability to provide the Company with liquidity and funding needs, provided the Company continues to meet the FHLBC’s credit standards.

Following are the scheduled maturities of notes payable and FHLB advances, categorized by the earlier of call or contractual maturity, at December 31, 2008:

Year	Amount
(in thousands)
2009	$419,500
2010	42,500

Total	$462,000

11. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2008 and 2007:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2007	$45,369	$41,238
At December 31, 2008	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2007	$44,000	$40,000
At December 31, 2008	44,000	40,000

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2004, the Company formed TAYC Capital Trust II, a wholly-owned subsidiary and a Delaware statutory trust. In June 2004, TAYC Capital Trust II issued $40.0 million of floating rate trust preferred securities and invested the proceeds, along with $1.2 million received from the purchase of its common equity securities, in $41.2 million of floating rate junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debentures was 4.55% and 7.67% at December 31, 2008 and 2007, respectively. The Company may redeem all or part of the debentures at any time on or after June 17, 2009, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2034 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations, provided that any redemption prior to June 17, 2009 would require the payment of a prepayment penalty.

In October 2002, the Company formed TAYC Capital Trust I, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust I used $44.0 million of proceeds from the sale of these trust preferred securities, along with $1.4 million received from the purchase of its common equity securities, to invest in $45.4 million of 9.75% junior subordinated debentures of the Company. The sole assets of the TAYC Capital Trust I are the Company’s junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures is payable quarterly at a rate of 9.75% per year. The Company may redeem all or part of these debentures at any time on or after October 21, 2007, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. The trust preferred securities are subject to mandatory redemption when the junior subordinated debentures are paid at maturity in 2032 or upon any earlier redemption of the debentures. The trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over 30 years, or through the maturity dates, to interest expense using the straight-line method. At December 31, 2008, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.4 million and $400,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

The Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheet at December 31, 2008 and 2007.

12. Subordinated Notes

In September 2008, the Bank issued $60.0 million of 10% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 10% and will mature on September 29, 2016, but may be prepaid at the

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank’s option after September 29, 2011. The subordinated notes are subordinated unsecured obligations of the Bank and are subordinate to all deposits, purchased funds, and senior indebtedness of the Bank. The notes also contain restrictions on the Bank’s ability to pay dividends to the Company in the event the Bank fails to make any required principal and interest payments. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments, which represents an aggregate of 900,000 shares of common stock. The warrants will expire on September 29, 2013. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. At December 31, 2008, the subordinated notes reported on the Consolidated Balance Sheets totaled $55.3 million, which was net of $4.7 million of unamortized discount, which represents the fair value allocated to the warrants. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants, totaling $4.7 million at the issuance date, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet. The subordinated notes qualify as Tier II capital for regulatory capital purposes.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2008, 2007 and 2006, contributions paid to the Plans were $ 1.1 million, $1.8 million, and $2.3 million, respectively. The ESOP owned 290,366 shares and 291,577 shares of the Company’s common stock as of December 31, 2008 and 2007, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2008, all shares of Company common stock owned by the ESOP were allocated to plan participants.

On May 31, 2008, the Company filed a request to terminate the ESOP. Participants became fully vested in their accounts when the request was filed and will be entitled to take a distribution or rollover their account balances once a final determination is received from the Internal Revenue Service.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets on the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities on the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $4.2 million and $6.6 million at December 31, 2008 and 2007, respectively.

14. Stock-Based Compensation

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock-based compensation awards. Under the Plan, directors, officers and employees selected by the Board of Directors will be eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. As of December 31, 2008, a total of 2,773,243 shares of common stock were authorized for use in the Plan and 563,223 shares were available for future grants.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, the Company recognized $2.2 million of stock based compensation which consisted of $1.4 million of expense related to restricted stock grants and $811,000 of expense related to stock options grants. In comparison, during 2007, the Company recognized $1.6 million of stock based compensation expense which consisted of $686,000 for restricted stock grants and $925,000 for stock options grants, while total stock based compensation in 2006 was $1.6 million which consisted of $671,000 for restricted stock grants and $906,000 for stock option grants.

Stock Options:

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s Consolidated Statements of Operations over the requisite service periods using a straight-line method. Since stock-based compensation expense recognized is based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Generally, stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. Since 2006, stock options granted vest over a four year period (vesting at 25% per year) and expire eight years following grant date. Stock options granted prior to 2006 vest over a five year period (vesting at 20% per year) and expire 10 years following the grant date. In either case, upon death, disability, retirement or change of control of the Company (as defined in the Plan) vesting may be accelerated to 100%.

During 2008, the Company granted options to purchase up to 150,000 shares of common stock to a new member of the Company’s Board of Directors at an exercise price of $20.00 per share, which was greater than the closing stock price of the Company’s common stock on the date of grant. This award was immediately vested and had a 10 year term. The entire $162,000 cost of the grant was recognized as compensation expense in 2008.

The following is a summary of stock option activity for the year ended December 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	744,986	$26.17
Granted	200,000	20.00
Exercised	(1,800)	16.67
Forfeited	(86,452)	32.02
Expired	(140,092)	25.77

Outstanding at December 31, 2008	716,642	23.85	5.8	$—

Exercisable at December 31, 2008	554,813	22.76	5.6	—

During 2008, the Company received $30,000 of cash from the exercise of stock option awards and recorded a $2,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $4,000 from the exercise of these stock options during 2008. In comparison, Plan participants realized an intrinsic value of $416,000 and $2.2 million from the exercise of stock options during 2007 and 2006, respectively. As of December 31, 2008, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $852,000 and the weighted average period which these costs are expected to be recognized over is approximately 2.1 years.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock:

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. For grants prior to 2006, the Company recognized compensation cost for the restricted stock over the service period of each separately vesting portion of the award, in effect treating each vesting portion as a separate award. Generally, restricted stock awards based upon completion of future service requirements vest 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control (as defined in the Plan) of the Company. However, the Company granted in 2008 a restricted stock award to an executive that vested 25% per year over a four year term. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2008	115,979	$33.37
Granted	619,410	14.18
Vested	(21,939)	32.93
Forfeited	(57,269)	22.57

Nonvested at December 31, 2008	656,181	16.21

During 2008, the Company reduced surplus by $169,000 for the tax effect associated with vesting of restricted stock awards because the market price of the Company’s common stock at the vesting dates was less than the grant date market price of the common stock. The fair value of restricted stock awards that vested during 2008 was $722,000, compared to $720,000 and $670,000 during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $8.6 million, and the weighted average period during which these costs are expected to be recognized over is approximately 4.0 years.

Valuation Information:

The Company uses the modified Black-Scholes option-pricing model (“Black-Scholes model”) for determining the fair value of stock options issued to employees and directors. The determination of the fair value of share-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The assumptions include the risk-free interest rate at grant date, expected stock price volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. The expected volatility input into the model takes into account the historical volatility of the Company’s common stock over the period that it has been publicly traded and the historical volatility over the expected term of the option of a peer group. The expected dividend yield assumption is based upon the

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s historical dividend payout determined at the date of grant. In addition, the Company used the methodology used in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award.

The following are the assumptions used to determine the weighted average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Grant date fair value per share	$2.21	$9.25	$11.76
Significant assumptions:
Risk-free interest rate at grant date	2.73%	4.68%	4.40%
Expected stock price volatility	39.00%	29.00%	27.50%
Expected dividend payout	0.50%	1.32%	0.64%
Expected option life, in years	6.94	5.25	5.25

15. Stockholders’ Equity

In September 2008, the Company increased its authorized capital stock to 55 million shares, consisting of 45 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred shares, par value $0.01 per share. In September 2008, the Company designated and issued 2.4 million preferred shares as 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A (“Series A Preferred”), and in November 2008, the Company designated and issued 104,823 shares of preferred shares as Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). Prior to September 2008, the authorized capital stock of the Company was 23 million shares, of which 18 million shares were common stock, par value $0.01 per share, and 5 million shares were preferred shares, par value $0.01 per share.

Common Stock:

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefrom at such times and in such amounts as the Company’s Board of Directors may determine. The Series B Preferred requires the consent of the U.S. Treasury Department to pay any dividend on the Company’s common stock prior to November 21, 2011, unless the Series B preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series A Preferred, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

Preferred stock:

The Company’s Third Amended and Restated Certificate of Incorporation authorizes its Board of Directors to issue preferred stock in classes or series and to establish the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms and conditions on which shares may be redeemed, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms.

Series A Preferred: In connection with a private placement in September 2008, the Company issued a total of 2.4 million shares of 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A, with a purchase price and liquidation preference of $25.00 per share. The Series A Preferred pays non-cumulative dividends at an annual rate of 8% of the liquidation preference beginning in January 2009 and each share of Series A Preferred can be converted in to 2.5 shares of the Company’s common stock at a conversion price of $10.00 per common share. The Series A Preferred is convertible into an aggregate of 6.0 million shares of the Company’s common stock at the option of the preferred stockholders at any time, and will be convertible at the Company’s option on or after September 29, 2013. The Series A Preferred holders are entitled to vote on all matters voted on by the holders of the common stock on an as-converted basis. The Company will be restricted from declaring and paying dividends on its common stock if the full quarterly dividends on the Series A Preferred have not been paid or declared. The Series A Preferred will cease to pay dividends after September 29, 2010, if the volume weighted average price of the Company’s common stock on the Nasdaq Global Select Market exceeds 200% of the then applicable conversion price for at least 20 trading days in any consecutive 30-day period, or after September 29, 2011, if the volume weighted average price of the Company’s common stock on the Nasdaq Global Select Market exceeds 130% of the then-applicable conversion price for at least 20 trading days in any consecutive 30-day period.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of the Series A Preferred will be entitled, before any distributions or payments of the Company’s assets may be made to or set aside for the common stock shareholder and subject to the rights of the Company’s creditors, to receive a liquidation distribution in an amount equal to $25.00 per share, plus any accrued but unpaid dividends. A merger, consolidation, or sale of all or substantially all of the Company’s assets is considered a liquidation.

In connection with the Series A Preferred offering, the Company recorded a $16.7 million accounting adjustment to reflect the difference between the $12.78 per share market value of the Company’s common stock on September 4, 2008 (the date of the Series A Preferred stock purchase agreement), and the conversion price of $10.00 per share. When it was issued, the Series A Preferred was recorded net of this accounting adjustment, which was reported as a one-time, implied non-cash dividend to the holders of the Series A Preferred in the third quarter of 2008. There was no impact on stockholders’ equity as a result of this adjustment, however the implied non-cash dividend was considered in the determination of the net loss available to common stockholders and loss per common share. In December 2008, the Company declared the first quarterly dividend, payable on January 15, 2009, to Series A Preferred holders, in the aggregate amount of $1.4 million.

Series B Preferred: On November 21, 2008, as part of the United States Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (“Purchase Agreement”) with the Treasury, pursuant to which the Company sold, for an aggregate purchase price of $104.8 million, 104,823 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a purchase price and liquidation preference of $1,000 per share, and warrants to purchase 1,462,647 shares of the Company’s common stock.

The total proceeds received of $104.8 million were allocated to the Series B Preferred and the warrants based upon their relative fair values. The fair value allocated to the Series B Preferred and warrants upon issuance was $96.6 million and $8.2 million, respectively. The Series B Preferred is recorded on the Company’s Consolidated Balance Sheets at the aggregate liquidation amount less the discount created by the allocation of a portion of the proceeds to the warrants. At December 31, 2008, the recorded balance of the Series B Preferred

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $97.3 million, which is equal to the liquidation amount, net of unamortized discount of $8.1 million plus accumulated but undeclared dividends of $582,000. The discount on the Series B Preferred is being amortized as a dividend yield adjustment over five years, the period that the Company expects the Series B Preferred to remain outstanding. The $8.2 million of proceeds allocated to the warrants was credited to Surplus resulting in an increase in stockholders’ equity.

The Series B Preferred qualifies as Tier 1 capital for regulatory capital purposes and pays cumulative compounding dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Company may not redeem the Series B Preferred during the first three years except with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”). After three years, the Company may redeem shares of the Series B Preferred for the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

Prior to the third anniversary of the Treasury’s purchase of the Series B Preferred, unless the Series B Preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties, the consent of the Treasury will be required for the Company to pay any dividend on its Common Stock or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Series B Preferred purchase agreement. The Series B Preferred will be non-voting except for the class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred. The Series B Preferred is not subject to any contractual restrictions on transfer.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of Series B Preferred will be entitled to receive the liquidation amount per share and the amount of any accrued and unpaid dividends, whether or not declared to the date of payment, out of the Company’s assets or proceeds available for distribution to stockholders of the Company, subject to the rights of any creditors and before any distribution of such assets or proceeds is made to or set aside for the Company’s common stock shareholders. The Series B Preferred ranks equally with the Series A Preferred in the event of a liquidation.

Warrants to purchase common stock:

At December 31, 2008, an aggregate of 2,862,647 warrants were issued and outstanding to purchase share of the Company’s common stock. The warrants were issued in three different transactions as follows:

	Warrants issued	Warrants outstanding at Dec. 31, 2008	Exercise Price	Date Exercisable	Expiration Date
Warrants:
FIC warrants	500,000	500,000	$20.00	Sept. 29, 2008	Sept. 29, 2018
Detachable warrants issued with subordinated notes	900,000	900,000	$10.00	Mar. 29, 2009	Sept. 29, 2013
Series B Preferred warrants	1,462,647	1,462,647	$10.75	Nov. 21, 2008	Nov. 21, 2018

Total	2,862,647	2,862,647

On September 29, 2008, the Company entered into a Management Services Agreement (“MSA”) with Financial Investments Corporation (“FIC”). The term of the MSA is nine months and expires in June 2009. In connection with the MSA, in exchange for FIC providing the Company with certain management, advisory and

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consulting services, the Company paid FIC a cash fee of $750,000 and issued FIC warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The FIC warrants are not transferable or assignable after their initial issuance, and are exercisable anytime up to the September 29, 2018 expiration date. A portion of the total cost of the MSA, which included the cash payment and the fair value of the FIC warrants, was allocated to the capital transaction and accounted for as other issuance costs. The remaining costs will be recognized as an operating expense for services to be provided during the term of the MSA. During 2008, $250,000 was recognized as operating expense related to the MSA and $500,000 will be recognized as operating expense in 2009. In accordance with the terms of MSA, two executives of FIC currently serve on the Company’s Board of Directors. In addition, the Company’s Certificate of Incorporation allowed for the creation of a three member Executive Committee, the chairman of which is an executive at FIC.

In connection with the issuance of $60 million of subordinated notes on September 29, 2008, the Company issued detachable warrants to purchase an aggregate amount of 900,000 shares of the Company’s common stock. The exercise price of the warrants is $10.00 and the warrants are exercisable on or after March 29, 2009 and the warrants expire on September 29, 2013. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value of the warrants of $4.7 million was credited to surplus resulting in an increase in stockholders’ equity.

In connection with the Series B Preferred offering, the Company issued to the Treasury a warrant to purchase 1,462,647 shares of the Company’s common stock. This warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.75 per share of the Common Stock. The warrant is not subject to any contractual restrictions on transfer, provided that the Treasury may only transfer a portion or portions of the warrant with respect to, or exercise the warrant for, more than one-half of the initial warrant shares prior to the earlier of the date on which the Company has received aggregate gross proceeds of at least $104.8 million, from one or more Qualified Equity Offerings, and December 31, 2009. If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds equal to at least $104.8 million, then the number of warrant shares will be reduced to 50% of the original number of warrant shares. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2008 and 2007, the Company and the Bank were categorized as “well-capitalized”.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2008, there were no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual and required capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$372,377	10.22%	>$145,748	>4.00%	>$218,622	>6.00%
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$372,377	8.73%	>$170,682	>4.00%	>$213,352	>5.00%
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	>212,857	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$330,451	11.44%	>$115,587	>4.00%	>$173,381	>6.00%
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$330,451	9.40%	>$140,567	>4.00%	>$175,709	>5.00%
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. Because of the recent net losses, as of December 31, 2008, the Bank could not declare and pay dividends to the Company without the approval of regulatory authorities. Payment of any such dividends would also be subject to the Bank remaining in compliance with all applicable capital ratios.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term non-cancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2008, 2007, and 2006 was approximately $4.2 million, $4.9 million, and $4.7 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2008 are as follows:

Year	Amount
(in thousands)
2009	$3,870
2010	3,890
2011	3,963
2012	4,003
2013	4,104
Thereafter	18,009

Total	$37,839

Financial Instruments with Off-Balance Sheet Risks:

At times, the Company is party to various financial instruments with off-balance sheet risks. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and financial guarantees, such as financial and performance standby letters of credit. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, the contractual amounts were as follows:

	2008	2007
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$928,426	$962,418
Financial guarantees:
Financial standby letters of credit	63,244	52,895
Performance standby letters of credit	24,047	44,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitments amounts. Historically, available commitment amounts are not always drawn. Therefore, the total commitment amounts do not usually represent future cash requirements.

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2008, a reserve of $2.9 million for unfunded commitments was established because it was probable that a liability has been incurred by the Company under standby letters of credit that have not yet been funded. The Company had outstanding $7.2 million of letters of credit related to nonaccrual and impaired loans as of December 31, 2008.

18. Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate exchange contracts (“swaps”) and interest rate floor and collar agreements, to assist in interest rate risk management and to accommodate the needs of its customers. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Under an interest rate floor agreement, in the event a specified floating-rate index decreases below a pre-determined interest rate floor level, the Company will receive an amount, from the counterparty, equal to the difference between the floor level and the current floating-rate index computed based upon the notional amount. In an interest rate collar agreement, a pre-determined floor and ceiling interest rate levels are set with the counterparty. If the specified floating-rate index decreases below the interest rate floor level, the Company will receive an amount equal to the difference between the floor level and the current floating-rate index, computed based upon the notional amount. If the specified floating-rate index increases above the interest rate ceiling level, the Company will pay an amount equal to the difference between the current floating-rate index and the ceiling level, computed based upon the notional amount. For all types of these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor or collar payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the derivative instruments outstanding at both December 31, 2008 and 2007 (dollars in thousands):

	Notional Amount		Strike Rates	Scheduled Maturity	Fair Value
Product	Dec. 31, 2008	Dec. 31, 2007			Dec. 31, 2008	Dec. 31, 2007
Derivative instruments designated as cash flow hedges:
Prime Floor	$—	$100,000	6.25%	7/12/2010	$—	$968

Subtotal	—	100,000
Non-hedging derivative instruments:
Prime Interest Rate Swap – receive fixed/pay variable	100,000	—	Receive 6.64% Pay 3.25%	7/1/2011	$6,651	—
Prime Floor	—	100,000	5.50%	6/30/2010	—	467
Customer Interest Rate Swap – pay fixed/receive variable	126,971	5,658	Pay 5.14% Receive 2.05%	Wtd avg. 4.2 years	(11,940)	(168)
Customer Interest Rate Swap –receive fixed/pay variable	126,971	5,658	Receive 5.14% Pay 2.05%	Wtd avg. 4.2 years	11,927	168

Subtotal	353,942	111,316

Total	$353,942	$211,316

In order to accommodate customer borrowing needs, the Company enters into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, the Company enters into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. As of December 31, 2008 and 2007, the Company had notional amounts of $127.0 million and $5.7 million, respectively, of interest rate swaps with customers in which the Company has agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2008 and 2007, the Company has offsetting interest rate swaps with other counterparties with a notional amount of $127.0 million and $5.7 million, respectively, in which the Company has agreed to receive a variable interest rate and pay a fixed interest rate.

The Company also uses derivative instruments, such as interest rate swaps, floors and collars, in the management of its own interest rate risks. During the second quarter of 2008, the Company entered into a $100.0 million notional amount interest rate swap agreement that was designated as a cash flow hedge against interest receipts from prime-base loans. Under this agreement, the Company received payments at a fixed rate of 6.64%, computed on the notional amount, and paid a variable rate based upon the prime lending rate, computed on the notional amount. The fair value of cash flow hedging derivative instruments was recorded as an asset or liability with the effective portion of the corresponding unrealized gain or loss recorded in other comprehensive income in stockholders’ equity, net of tax. This cash flow hedge had been highly effective during 2008, however, the Company elected to remove the hedge designation on this derivative in December 2008 when the Company determined that this hedge would no longer be considered highly effective in the future. The unrealized gain on the swap at the date of de-designation was $6.4 million. The amount of this gain that had accumulated in other comprehensive income, net of the related deferred tax liability, will be amortized over what would have been the remaining term of the hedge. The amount of the unrealized gain recorded in accumulated other comprehensive income in stockholders equity, net of tax, was $3.8 million at December 31, 2008. During 2008, $105,000 of the deferred gain was reclassified into loan interest income and $2.5 million will be reclassified during 2009. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this period, was recorded in other derivative income in non-interest income and totaled $394,000. This derivative was terminated in January 2009 and the Company received a cash payment $6.6 million, which represented the fair value of the swap at the date of termination.

During March 2008, the Company terminated two interest rate floor agreements with a notional amount of $200.0 million. One of the floor agreements, with a notional amount of $100.0 million, was not designated as an accounting hedge. Other derivative income, reported in noninterest income, included $843,000 of income from changes in the fair value from this non-designated floor agreement during 2008 prior to termination. This floor agreement had been designated as a cash flow hedge, but the Company discontinued hedge accounting in May 2006. Upon de-designation, the balance in accumulated other comprehensive income, which was comprised of the change in fair value since inception less amortization of the original floor cost, net of tax, is being amortized to loan interest income over the remaining four year term of the floor. As of December 31, 2008, the amount included in accumulated other comprehensive income was $202,000, net of tax. During 2008 and 2007, $157,000 and $76,000, respectively reclassified as a reduction in loan interest income and $201,000 is expected to be reclassified in 2009. The Company did not receive any payments on this floor agreement in 2008 or 2007.

The second floor agreement, with a notional amount of $100.0 million, was designated as a cash flow hedge. Upon termination of this floor agreement, the $1.1 million of unrealized gain that had been accumulated in other comprehensive income, which consisted of the increase in fair value since inception less the cumulative amortization of the floor premium, will be amortized over what would have been the remaining life of the floor agreement. This floor was scheduled to mature in July 2010. The amount of the deferred gain included in accumulated other comprehensive income at December 31, 2008, was $572,000, net of tax. During 2008, $722,000 of deferred gains was amortized and increased loan interest income and $817,000 of the deferred gain will be amortized in 2009. The Company did not receive any payments on this floor agreement in 2008 or 2007

During 2006, the Company entered into two interest rate collars with a total notional amount of $300 million that were designated as cash flow hedges against interest receipts from Prime-based loans. The collars were obtained at no cost. During 2007, the Company received $69,000 of settlements under the collar agreements when the floating rate decreased below the collar floor rate. These settlements were recorded as additions to loan interest income. The Company did not make any payments under the collars in 2007. In December 2007, the Company terminated these collars with the counterparty. The fair value of the collars at termination was $7.5 million. Because the forecasted hedged transactions were probable of occurring, the gain realized upon termination was deferred and is amortized as an increase of loan interest income over what would have been the remaining life of the derivatives, which were scheduled to mature in May 2009 and May 2010. The amount of the deferred gain included in accumulated other comprehensive income at December 31, 2008 and 2007 was $2.4 million and $2.5 million, respectively, net of tax. During 2008 and 2007, $3.5 million and $58,000, respectively, of deferred gains were amortized and increased loan interest income and $3.3 million of the deferred gain will be amortized in 2009.

The Company has also used interest rate swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR. In May 2006, the Company terminated all of the $330.0 million notional amount of CD swaps that had been used as fair value hedges against brokered CDs. Upon termination, the associated cumulative fair value adjustment to the hedged brokered CDs of $3.7 million is being amortized into deposit interest expense over the remaining life of the CDs using an effective yield method. During 2008 and 2007, $343,000 and $932,000, respectively, of this fair value adjustment was amortized and recognized as deposit interest expense, and $73,000 of this adjustment is expected to be amortized

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2009. In addition, noninterest expense during 2008 included the write-off of $1.3 million of the unamortized fair value adjustments when the Company exercised its option to call certain of the brokered CDs before their maturity date.

19. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157 and SFAS 159. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. In February 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, the Company has delayed application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned assets, and non-financial liabilities. The impact of the adoption of SFAS 157 was not material.

SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS 159 was effective for the Company on January 1, 2008, however, the Company did not elect the fair value option for any financial assets or liabilities as of that date, nor for any asset acquired or liability incurred subsequent to January 1, 2008.

Fair Value Measurement

In accordance with SFAS 157, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets held in employee deferred compensation plans: Assets held in employee deferred compensation plans are recorded at fair value and included in “other assets” on the Company’s Consolidated Balance Sheets. The

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets associated with these plans are invested in mutual funds and classified as Level 1 as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on the consolidated balance sheets for the amount due to employees related to these plans.

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

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At December 31, 2008, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,094,569	$—	$1,094,569	$—
Assets held in employee deferred compensation plans	4,161	4,161	—	—
Derivative instruments	18,578	—	18,578	—
Liabilities:
Derivative instruments	11,940	—	11,940	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$120,973	$—	$75,094	$45,879

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company can use significant estimations and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

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

Investment Securities:

The fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Loans:

The fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. However, certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell.

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

Derivative Financial Instruments:

The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

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

Notes Payable and FHLB Advances:

Notes payable and FHLB advances have been valued at the present value of estimated future cash flows using rates which approximate current market rates for instruments of like maturities.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subordinated Notes:

The subordinated notes issued by the Bank in 2008 have been valued at the present value of estimated future cash flows using rates which approximate current market rates for an instrument with a like maturity.

Off-Balance Sheet Financial Instruments:

The fair value of commercial loan commitments to extend credit are not material as they are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The carrying value and the fair value of standby letters of credit represent the unamortized portion of the fee paid by the customer. A reserve for unfunded commitments is established if it is probable that a liability has been incurred by the Company under a standby letter of credit or a loan commitment that has not yet been funded.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$53,012	$53,012	$83,561	$83,561
Investments	1,094,594	1,094,594	892,371	892,371
Loans, net of allowance	3,104,713	3,113,565	2,478,652	2,501,298
Investment in FHLB and Federal Reserve Bank stock	29,630	29,630	15,310	15,310
Accrued interest receivable	17,659	17,659	18,240	18,240
Derivative financial instruments	18,578	18,578	1,603	1,603
Other assets	4,162	4,162	6,574	6,574

Total financial assets	$4,322,348	$4,331,200	$3,496,311	$3,518,957

Financial Liabilities:
Deposits without stated maturities	$1,125,759	$1,125,759	$1,361,064	$1,361,064
Deposits with stated maturities	2,005,287	2,053,784	1,219,128	1,225,633
Other borrowings	275,560	296,744	389,054	421,207
Notes payable and FHLB advances	462,000	464,844	205,000	206,111
Accrued interest payable	19,631	19,631	13,973	13,973
Derivative financial instruments	11,940	11,940	168	168
Junior subordinated debentures	86,607	70,274	86,607	86,680
Subordinated notes	55,303	58,956	—	—

Total financial liabilities	$4,042,087	$4,101,932	$3,274,994	$3,314,836

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$2,917	$2,917	$—	$—
Standby letters of credit	269	269	125	125

Total off-balance-sheet financial instruments	$3,186	$3,186	$125	$125

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Parent Company Only Financial Statements

Summarized financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
Noninterest-bearing deposits with bank subsidiary	$76,482	$21,974
Investment in bank subsidiary	321,378	312,752
Investment in non-bank subsidiaries	2,614	2,616
Other assets	7,809	6,144

Total assets	$408,283	$343,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$2,589	$2,623
Notes payable	12,000	—
Junior subordinated debentures	86,607	86,607
Stockholders’ equity	307,087	254,256

Total liabilities and stockholders’ equity	$408,283	$343,486

STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Income:
Dividends from subsidiary Bank	$—	$15,000	$10,000
Dividends from non-bank subsidiary	209	235	232

Total income	209	15,235	10,232

Expenses:
Interest	7,270	7,931	7,815
Salaries and employee benefits	1,457	581	2,203
Legal fees, net	920	310	705
Other	1,193	1,962	2,130

Total expenses	10,840	10,784	12,853

Income (loss) before income taxes, equity in undistributed net income of subsidiaries	(10,631)	4,451	(2,621)
Income tax benefit	3,301	3,950	18,538
Equity in undistributed (distributions in excess of) earnings of subsidiaries	(117,198)	(17,971)	30,246

Net income (loss)	$(124,528)	$(9,570)	$46,163

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(124,528)	$(9,570)	$46,163
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of stock-based compensation	440	198	806
Distributions in excess of (equity in undistributed) earnings of subsidiaries	117,198	17,971	(30,246)
Other, net	(16)	7	(659)
Changes in assets and liabilities:
Other assets	(1,399)	(410)	(805)
Other liabilities	(392)	468	(13,862)

Net cash provided by (used in) operating activities	(8,697)	8,664	1,397

Cash flows from investing activities:
Redemption of shares of TAYC Capital Trust I	—	—	31
Capital contributed to subsidiary bank	(107,491)	—	—
Other, net	(266)	(374)	(8)

Net cash (used in) provided by investing activities	(107,757)	(374)	23

Cash flows from financing activities:
Proceeds from notes payable	12,000	—	—
Repurchase of junior subordinated debentures	—	—	(1,031)
Purchase of treasury stock	—	(17,579)	—
Dividends paid	(2,136)	(4,388)	(2,651)
Proceeds from the issuance of preferred stock, net	161,068	—	—
Proceeds from the exercise of employee stock options	30	717	2,675

Net cash provided by (used in) financing activities	170,962	(21,250)	(1,007)

Net increase (decrease) in cash and cash equivalents	54,508	(12,960)	413
Cash and cash equivalents, beginning of year	21,974	34,934	34,521

Cash and cash equivalents, end of year	$76,482	$21,974	$34,934

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income

The following table presents other comprehensive income for the years ended December 31, 2008, 2007, and 2006:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2006:
Change in unrealized gains and losses on available-for-sale securities	$3,439	$(827)	$2,612
Change in net unrealized gains and losses from cash flow hedging instruments	3,132	(1,127)	2,005
Change in deferred gains and losses from termination of cash flow hedging instruments	(1,530)	535	(995)

Other comprehensive income	$5,041	$(1,419)	$3,622

Year ended December 31, 2007:
Change in unrealized gains and losses on available-for-sale securities	$12,545	$(4,919)	$7,626
Change in net unrealized gains and losses from cash flow hedging instruments	6,764	(2,660)	4,104
Change in deferred gains and losses from termination of cash flow hedging instruments	437	(151)	286

Other comprehensive income	$19,746	$(7,730)	$12,016

Year ended December 31, 2008:
Unrealized gains from securities:
Change in unrealized gains and losses on available-for-sale securities	$14,405	$(5,712)	$8,693
Add: reclassification adjustment for losses included in net income (loss)	2,399	(950)	1,449

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	16,804	(6,662)	10,142
Change in net unrealized gains from cash flow hedging instruments	6,408	(2,540)	3,868
Change in deferred gains and losses from termination of cash flow hedging instruments	(2,815)	1,097	(1,718)

Other comprehensive income	$20,397	$(8,105)	$12,292

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Due to the net loss for the year ended December 31, 2008, all common stock equivalents were considered antidilutive and were not included in the computation of diluted earnings per share. At December 31, 2008, the common stock equivalents consisted of 716,642 stock options to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock. Due to the net loss for the year ended December 31, 2007, 744,986 stock options outstanding were considered antidilutive and were not included in the computation of diluted earnings per share. For the year ended December 31, 2006, stock options outstanding to purchase 207,921 common shares were not included in the computation of diluted earnings per share because the effect also would have been antidilutive.

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Basic:
Net income (loss) applicable to common shareholders	$(143,358)	$(9,570)	$46,163
Weighted average common shares outstanding	10,450,177	10,782,316	10,940,162

Basic earnings (loss) per share	$(13.72)	$(0.89)	$4.22

Diluted:
Net income (loss) applicable to common shareholders	$(143,358)	$(9,570)	$46,163
Add back dividends on convertible preferred stock, Series A	—	—	—

Adjusted net income applicable to common shareholders	$(143,358)	$(9,570)	$46,163

Weighted average common shares outstanding	10,450,177	10,782,316	10,940,162
Dilutive effect of stock options	—	—	178,656
Dilutive effect of warrants to purchase common stock	—	—	—
Dilutive effect of assumed conversions of preferred stock, Series A, into common shares	—	—	—

Diluted weighted average common shares outstanding	10,450,177	10,782,316	11,118,818

Diluted earnings (loss) per share	$(13.72)	$(0.89)	$4.15

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited Taylor Capital Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Taylor Capital’s internal control over financial reporting based on our audit.

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

In our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 11, 2009

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009.

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

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 26, 2002).

4.3	First Amendment to Loan and Subordinated Debenture Purchase Agreement, dated as of November 27, 2003, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K filed March 11, 2004).

4.4	Second Amendment to Loan and Subordinated Debenture Purchase Agreement, dated June 8, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q filed August 6, 2004).

4.5	Third Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 9, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 10, 2004).

Exhibit Number	Description of Exhibits

4.6	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 12, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 18, 2006).

4.7	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 28, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K filed March 15, 2007).

4.8	Sixth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 24, 2008, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed March 31, 2008).

4.9	Seventh Amendment to Loan and Subordinated Debenture Purchase Agreement, dated September 24, 2008, by and between Taylor Capital Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.10	Eighth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 2, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc.*

4.11	Ninth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 10, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc.*

4.12	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.13	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.14	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.15	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.2 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.3 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits

9.4	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.54 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.5	Amendment Number One of Share Restriction Agreement, dated December 1, 1999, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.55 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective December 30, 2008.*+

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).+

10.3	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).+

10.4	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company’s Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).+

10.5	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 29, 2008).+

10.6	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K filed March 21, 2003).

10.7	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2003).+

10.8	Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2003).+

10.9	Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.10	Form of Officer and Employee Restricted Stock Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.11	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.12	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.13	Salary Continuation Following Death Benefit Letter to Jeffrey W. Taylor, dated June 15, 2005 (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2005).+

10.14	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor, dated June 15, 2005 (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2005).+

Exhibit Number	Description of Exhibits

10.15	Office Lease by and between GQ 225 Washington, LLP, a Delaware limited liability partnership as Landlord and Cole Taylor Bank, an Illinois banking corporation as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007).

10.16	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 30, 2007).+

10.17	Executive Employment Agreement, dated January 30, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Mark A. Hoppe (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2008).+

10.18	Change In Control Severance Agreement between Taylor Capital Group, Inc. and Robin VanCastle (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed March 13, 2008).+

10.19	Officer and Employee 2008 Non-Qualified Stock Option Agreement between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed March 31, 2008).+

10.20	Officer and Employee Restricted Stock Award between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed March 31, 2008).+

10.21	Agreement and Release among Taylor Capital Group, Inc., Cole Taylor Bank, and Mark Garrigus (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q filed May 9, 2008).+

10.22	Form of Management Services Agreement by and between Taylor Capital Group, Inc. and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.23	Executive Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.24	Consulting Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Jeffrey W. Taylor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.25	Letter Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Company’s Series B Preferred Stock and a Warrant to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

10.26	Form of Waiver executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 24, 2008).+

10.27	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 24, 2008).+

Exhibit Number	Description of Exhibits

10.28	Agreement and Release entered into by and between Cole Taylor Bank and Robin VanCastle, dated January 6, 2009 (incorporated by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2009).+

10.29	Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan, as amended and restated.*+

10.30	Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan.*+

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Taylor Capital Group, Inc.

23.1	Consent of KPMG LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2009.

TAYLOR CAPITAL GROUP, INC.

/S/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ RANDALL T. CONTE
Randal T. Conte
Chief Operating and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/S/ BRUCE W. TAYLOR Bruce W. Taylor	Chief Executive Officer and Chairman of the Board	March 11, 2009

/S/ MARK A. HOPPE Mark A. Hoppe	President and Director	March 11, 2009

/S/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 11, 2009

/S/ RONALD EMANUEL Ronald Emanuel	Director	March 11, 2009

/S/ M. HILL HAMMOCK M. Hill Hammock	Director	March 11, 2009

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director	March 11, 2009

/S/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 11, 2009

/S/ MELVIN E. PEARL Melvin E. Pearl	Director	March 11, 2009

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 11, 2009

/S/ HARRISON I. STEANS Harrison I. Steans	Director	March 11, 2009

Signature	Title	Date

/S/ JENNIFER W. STEANS Jennifer W. Steans	Director	March 11, 2009

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 11, 2009

/S/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 11, 2009