Form 10-Q
period 2009-03-31
TAYLOR CAPITAL GROUP INC
filed 2009-05-14
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter)) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 6, 2009, there were 11,091,478 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,931	$52,762
Federal funds sold	—	200
Short-term investments	50	50

Total cash and cash equivalents	47,981	53,012
Investment securities:
Available-for-sale, at fair value	1,321,580	1,094,569
Held-to-maturity, at amortized cost (fair value of $25 at March 31, 2009 and December 31, 2008, respectively)	25	25
Loans, net of allowance for loan losses of $130,282 and $128,548 at March 31, 2009 and December 31, 2008, respectively	3,083,814	3,104,713
Premises, leasehold improvements and equipment, net	16,603	17,124
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	33,991	29,630
Other real estate and repossessed assets, net	18,232	13,179
Other assets	74,475	76,637

Total assets	$4,596,701	$4,388,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$541,895	$470,990
Interest-bearing	2,605,758	2,660,056

Total deposits	3,147,653	3,131,046
Other borrowings	416,208	275,560
Accrued interest, taxes and other liabilities	77,411	71,286
Notes payable and FHLB advances	502,000	462,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,397	55,303

Total liabilities	4,285,276	4,081,802

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2009 and December 31, 2008:
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, $25.00 liquidation value	60,000	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at March 31, 2009 and December 31, 2008, $1,000 liquidation value	97,753	97,314
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2009 and December 31, 2008, 12,046,017 and 12,068,604 shares issued at March 31, 2009 and December 31, 2008, respectively; 11,093,349 and 11,115,936 shares outstanding at March 31, 2009 and December 31, 2008, respectively	121	121
Surplus	225,273	224,872
Accumulated deficit	(74,974)	(69,294)
Accumulated other comprehensive income, net	27,888	18,710
Treasury stock, at cost, 952,668 shares at March 31, 2009 and December 31, 2008	(24,636)	(24,636)

Total stockholders’ equity	311,425	307,087

Total liabilities and stockholders’ equity	$4,596,701	$4,388,889

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$39,367	$41,229
Interest and dividends on investment securities:
Taxable	13,513	9,401
Tax-exempt	1,427	1,482
Interest on cash equivalents	10	542

Total interest income	54,317	52,654

Interest expense:
Deposits	20,059	21,973
Other borrowings	2,176	2,735
Notes payable and FHLB advances	1,519	1,574
Junior subordinated debentures	1,600	1,898
Subordinated notes	1,617	—

Total interest expense	26,971	28,180

Net interest income	27,346	24,474
Provision for loan losses	15,563	11,750

Net interest income after provision for loan losses	11,783	12,724

Noninterest income:
Service charges	2,821	2,166
Trust and investment management fees	534	807
Gain on investment sales	664	—
Loan syndication fees	—	116
Other derivative income	1,119	887
Other noninterest income	205	126

Total noninterest income	5,343	4,102

Noninterest expense:
Salaries and employee benefits	10,532	11,703
Occupancy of premises	2,049	1,947
Furniture and equipment	568	818
FDIC assessment	1,531	526
Legal fees, net	1,140	585
Non-performing asset expense	754	1,008
Early extinguishment of debt	527	810
Other noninterest expense	4,064	4,419

Total noninterest expense	21,165	21,816

Loss before income taxes	(4,039)	(4,990)
Income tax benefit	(1,221)	(1,150)

Net loss	(2,818)	(3,840)
Preferred dividends and discounts	(2,862)	—

Net income (loss) applicable to common stockholders	$(5,680)	$(3,840)

Basic loss per common share	$(0.54)	$(0.37)
Diluted loss per common share	(0.54)	(0.37)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$60,000	$97,314	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Preferred stock issuance cost, Series B	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	—	583	—	—	—	583
Tax benefit of stock awards	—	—	—	(155)	—	—	—	(155)
Comprehensive income:
Net loss	—	—	—	—	(2,818)	—	—	(2,818)
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	10,450	—	10,450
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,272)	—	(1,272)

Total comprehensive income								6,360

Preferred stock dividends declared, Series A-$0.50 per share	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends accumulated, Series B	—	439	—	—	(1,662)	—	—	(1,223)

Balance at March 31, 2009	$60,000	$97,753	$121	$225,273	$(74,974)	$27,888	$(24,636)	$311,425

Balance at December 31, 2007	$—	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Amortization of stock based compensation awards	—	—	—	513	—	—	—	513
Issuance of stock grants	—	—	2	(2)	—	—	—	—
Exercise of stock options	—	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	—	(37)	—	—	—	(37)
Comprehensive income:
Net loss	—	—	—	—	(3,840)	—	—	(3,840)
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	5,533	—	5,533
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,046	—	1,046
Change in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(335)	—	(335)

Total comprehensive income								2,404

Common stock dividends—$0.10 per share	—	—	—	—	(1,081)	—	—	(1,081)

Balance at March 31, 2008	$—	$—	$117	$197,718	$70,224	$12,662	$(24,636)	$256,085

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,818)	$(3,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(1,119)	(887)
Gain on investment sales	(664)	—
Amortization of premiums and discounts, net	(387)	(233)
Deferred loan fee amortization	(815)	(537)
Provision for loan losses	15,563	11,750
Depreciation and amortization	601	850
Deferred income tax benefit	(206)	(3,619)
Losses on other real estate	661	807
Tax benefit on stock options exercised or stock awards	(155)	(37)
Excess tax benefit on stock options exercised and stock awards	175	37
Cash received on termination of derivative instruments	6,630	3,934
Other, net	2,630	68
Changes in other assets and liabilities:
Accrued interest receivable	(313)	1,204
Other assets	(5,968)	1,644
Accrued interest, taxes and other liabilities	(9,968)	1,228

Net cash provided by operating activities	3,847	12,369

Cash flows from investing activities:
Purchase of available-for-sale securities	(302,577)	—
Proceeds from principal payments and maturities of available-for-sale securities	51,954	42,890
Proceeds from sales of available-for-sale securities	47,947	—
Net (increase) decrease in loans	(839)	16,165
Net additions to premises, leasehold improvements and equipment	(80)	(798)
Additions to foreclosed property	(261)	—
Proceeds from sales of other real estate	1,537	—

Net cash (used in) provided by investing activities	(202,319)	58,257

Cash flows from financing activities:
Net increase in deposits	15,631	125,478
Net increase (decrease) in other borrowings	140,648	(64,553)
Repayments of notes payable and FHLB advances	—	(150,000)
Proceeds from notes payable and FHLB advances	40,000	50,000
Preferred stock issuance costs	(27)	—
Proceeds from exercise of employee stock options	—	30
Excess tax benefit on stock options exercised and stock awards	(175)	(37)
Dividends paid	(2,636)	(1,055)

Net cash provided by (used in) financing activities	193,441	(40,137)

Net increase (decrease) in cash and cash equivalents	(5,031)	30,489
Cash and cash equivalents, beginning of period	53,012	83,561

Cash and cash equivalents, end of period	$47,981	$114,050

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,278	$27,739
Income taxes	5	295

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$10,450	$5,533
Non-cash acquisition of available-for-sale investment securities	14,057	—
Loans transferred to other real estate and repossessed assets	6,990	3,274

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2009 and for the three month periods ended March 31, 2009 and March 31, 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three month period ended March 31, 2009 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$124,978	$1,931	$—	$126,909
Collateralized mortgage obligations	117,205	3,696	(1,606)	119,295
Mortgage-backed securities	897,473	32,734	(4,220)	925,987
State and municipal obligations	137,957	1,858	(1,200)	138,615
Other debt securities	14,567	—	(3,793)	10,774

Total available-for-sale	1,292,180	40,219	(10,819)	1,321,580

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,292,205	$40,219	$(10,819)	$1,321,605

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$64,993	$1,992	$—	$66,985
Collateralized mortgage obligations	152,198	2,174	(2,669)	151,703
Mortgage-backed securities	704,684	22,182	(3,933)	722,933
State and municipal obligations	137,958	1,347	(1,130)	138,175
Other debt securities	14,563	210	—	14,773

Total available-for-sale	1,074,396	27,905	(7,732)	1,094,569

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,074,421	$27,905	$(7,732)	$1,094,594

3. Loans:

Loans classified by type at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial and industrial	$1,439,272	$1,485,673
Commercial real estate secured	1,107,775	1,058,930
Real estate-construction	513,293	531,452
Residential real estate mortgages	53,596	53,859
Home equity loans and lines of credit	90,642	92,085
Consumer	8,693	9,163
Other loans	837	2,115

Gross loans	3,214,108	3,233,277
Less: Unearned discount	(12)	(16)

Total loans	3,214,096	3,233,261
Less: Allowance for loan losses	(130,282)	(128,548)

Loans, net	$3,083,814	$3,104,713

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule.

	March 31, 2009	December 31, 2008
	(in thousands)
Nonaccrual loans	$184,202	$200,227
Recorded balance of impaired loans	191,769	206,705
Allowance for loan losses related to impaired loans	49,560	41,451

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
NOW accounts	$234,028	$218,451
Savings accounts	42,147	42,275
Money market deposits	449,489	394,043
Time deposits:
Certificates of deposit of less than $100,000	373,095	385,800
Certificates of deposit of $100,000 or more	471,642	484,383
CDARS time deposits	53,717	5,670
Out-of-local-market certificates of deposit	119,625	136,470
Brokered certificates of deposit	786,872	908,133
Public time deposits	75,143	84,831

Total time deposits	1,880,094	2,005,287

Total	$2,605,758	$2,660,056

The Bank participates in the Certificate of Deposit Account Registry Service network (“CDARS”), which allows the Bank to accommodate depositors with large funds seeking the full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, the Bank will receive funds back for CDs that it issues for other banks in the network, thus allowing the Bank to retain the full amount of the original deposit.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustments totaled $2.5 million and $3.5 million at March 31, 2009 and December 31, 2008, respectively, and are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. During the first quarter of 2009, the Company called $29.0 million of brokered CDs before their stated maturities that were at rates higher than current market rates. These brokered CDs were replaced with other CDs at lower interest rates. In connection with these early extinguishments, the Company recorded expense of $527,000 to write-off the unamortized broker placement fees and fair value adjustments in the first quarter of 2009 compared to $810,000 of expense in the first quarter of 2008. This expense is reported as early extinguishment of debt and included in noninterest expense on the Company’s statement of operations.

5. Other Borrowings:

Other borrowings at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009		December 31, 2008
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$61,707	0.34%	$21,017	0.18%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	152,491	0.41	54,482	0.36
U.S. Treasury tax and loan note option	2,010	0.00	61	0.00

Total	$416,208	2.15%	$275,560	3.03%

6. Notes Payable and FHLB Advances:

Notes Payable and FHLB advances at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	Dec. 31, 2008
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility –$15.0 million maximum available at March 31, 2009 and December 31, 2008, interest, at the Company’s election, at the prime rate or LIBOR plus 1.15%, interest rate at March 31, 2009 was 2.38% and 2.62% at December 31, 2008; matures March 31, 2010	$12,000	$12,000

Total notes payable	12,000	12,000

Cole Taylor Bank:
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 0.25%, matured on January 2, 2009	—	275,000
FHLB advance – 0.30%, matured on January 2, 2009	—	40,000
FHLB advance – 0.40%, due April 1, 2009	205,000	—
FHLB advance – 0.48%, due April 2, 2009	150,000	—
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total FHLB advances	490,000	450,000

Total notes payable and FHLB advances	$502,000	$462,000

At March 31, 2009 and December 31, 2008, the Company had a $15.0 million revolving credit facility, of which $12.0 million was outstanding. The notes payable under the revolver required compliance with certain defined financial covenants. As of March 31, 2009, the Company is in compliance with all of the covenants. In March 2009, the Company executed an amendment with its lender to extend the maturity date of this facility from March 31, 2009 to March 31, 2010. The amendment also changed the interest rate to the prime rate plus 4.00% or LIBOR plus 4.00%, at the Company’s election, with a minimum interest rate of 5.00%. In addition, a 0.25% fee will be charged on the unused portion of the revolver. The new interest rate and non-use fee are effective as of April 1, 2009.

At March 31, 2009 and December 31, 2008, the Company had additional borrowing capacity at the FHLB of $81.8 million and $146.7 million, respectively.

7. Other Comprehensive Income:

The following table presents other comprehensive income for the periods indicated:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gains on available-for-sale securities	$9,227	$1,223	$10,450	$9,146	$(3,613)	$5,533
Change in net unrealized gain from cash flow hedging instruments	—	—	—	1,724	(678)	1,046
Change in deferred gains and losses from termination of cash flow hedging instruments	(2,106)	834	(1,272)	(528)	193	(335)

Other comprehensive income	$7,121	$2,057	$9,178	$10,342	$(4,098)	$6,244

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”.

8. Earnings (Loss) Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for the three month period ended March 31, 2009, all common stock equivalents, consisting of 680,209 stock options to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock, were considered antidilutive and not included in the computation of diluted loss per share. For the three month period ended March 31, 2008, stock options to purchase 753,664 common shares were not included in the computation of diluted loss per share because the effect would have been antidilutive.

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except per share amounts.)
Net loss	$(2,818)	$(3,840)
Preferred dividends and discounts	(2,862)	—

Net loss available to common stockholders	$(5,680)	$(3,840)

Weighted average common shares outstanding	10,471,516	10,438,634
Dilutive effect of common stock equivalents	—	—

Diluted weighted average common shares outstanding	10,471,516	10,438,634

Basic loss per common share	$(0.54)	$(0.37)
Diluted loss per common share	(0.54)	(0.37)

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the three month period ended March 31, 2009:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	716,642	$23.85
Granted	—	—
Exercised	—	—
Forfeited	(9,019)	30.51
Expired	(27,414)	21.51

Outstanding at March 31, 2009	680,209	23.85

Exercisable at March 31, 2009	585,057	23.34

As of March 31, 2009, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $625,000 and the weighted average period over which these costs are expected to be recognized is approximately 2.0 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2009:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	656,181	$16.21
Granted	—
Vested	23,963	23.11
Forfeited	22,507	18.72

Nonvested at March 31, 2009	609,711	15.85

As of March 31, 2009, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $7.8 million and the weighted average period over which these costs are expected to be recognized is approximately 3.8 years.

10. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with its commercial loan portfolio. At March 31, 2009, the Company’s only derivatives related to customer loans. The following table describes the derivative instruments outstanding at March 31, 2009 (dollars in thousands):

Product	Balance Sheet Location	Notional Amount	Strike Rates	Maturity	Fair Value
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	Other Liabilities	$188,714	Pay 4.30% Receive 0.767%	3.8 yrs	$(14,189)
Interest Rate Swap—receive fixed/pay variable	Other Assets	188,714	Receive 4.30% Pay 0.767%	3.8 yrs	14,150

Total non-hedging derivative instruments		$377,428

In January 2009, the Company terminated a $100 million notional amount interest rate swap that was not designated as an accounting hedge. The Company discontinued hedge accounting in December 2008 when it determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), will be amortized to loan interest income over what would have been the life of the hedge. Changes in fair value of the swap from the period that hedge designations were removed until the swap was sold in January 2009 were included in other derivative income in non-interest income. Other derivative income during the first quarter of 2009 included a $33,000 loss because of a decrease in fair value until the date the swap was sold.

11. Fair Value:

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). On January 1, 2009, the Company adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). In accordance with FSP 157-2, the Company delayed application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned assets, and non-financial liabilities until 2009. The impact of the adoption of SFAS 157 and FSP 157-2 was not material.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159”), however, the Company did not elect the fair value option for any financial assets or liabilities as of that date, nor for any asset acquired or liability incurred subsequent to January 1, 2008.

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

Assets held in employee deferred compensation plans: Assets held in employee deferred compensation plans are recorded at fair value and included in “other assets” on the Company’s consolidated balance sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1 as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on the consolidated balance sheets for the amount due to employees participating in these plans.

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

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company will evaluate certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At March 31, 2009, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy.

Other Real Estate Owned and Repossessed Assets: The Company does not record other real estate owned (“OREO”) and repossessed assets at their fair value on a recurring basis. At foreclosure or obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated costs to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,321,580	$—	$1,321,580	$—
Assets held in employee deferred compensation plans	3,331	3,331	—	—
Derivative instruments	14,150	—	14,150	—

Liabilities:
Derivative Instruments	14,189	—	14,189	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,094,569	$—	$1,094,569	$—
Assets held in employee deferred compensation plans	4,161	4,161	—	—
Derivative instruments	18,578	—	18,578	—

Liabilities:
Derivative Instruments	11,940	—	11,940	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value and other real estate owned and repossessed assets.

	As of March 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$140,238	$—	$100,811	$39,427
Other real estate owned and repossessed assets	11,870	—	11,870	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$120,973	$—	$75,094	$45,879
Other real estate owned and repossessed assets	11,523	—	11,523	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (“the Bank”). We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies” in our 2008 Annual Report on Form 10-K.

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

Income Taxes

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not”

that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior two years and general business and economic trends. We currently maintain a valuation allowance against our deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the significant loan loss provisions made during 2008. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We believe, based on our internal earnings projections, that we will generate future taxable income that will result in the realization of this deferred tax asset. However, this positive evidence was not sufficient to overcome the negative evidence of our recent cumulative loss.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. We have tried to identify these forward-looking statements by using words including “may,” “might,” “expect,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2009 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation:

•	the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products;

•	the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth;

•	the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio;

•	possible volatility in loan charge-offs and recoveries between periods;

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high concentration of commercial real estate loans in our portfolio;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•

the risks associated with management changes, employee turnover and our commercial banking growth initiative, including our expansion of our asset-based lending operations and our entry into new geographical markets;

•

negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

•	a continuation of the recent unprecedented volatility in the capital markets;

•	the effectiveness of our hedging transactions and their impact on our future results of operations;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•	changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition;

•	changes in legislation or regulatory and accounting principles, policies or guidelines affecting our business; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this press release.

RESULTS OF OPERATIONS

Overview

For the first quarter of 2009, we reported a net loss available to common stockholders of $5.7 million, or ($0.54) per diluted share outstanding, compared to a net loss of $3.8 million, or ($0.37) per diluted share, in the first quarter of 2008. Earnings declined between the two periods due to a $3.8 million increase in the provision for loan losses and $2.9 million of preferred stock dividends and discounts during the first quarter of 2009. This decline was partly offset by an increase in net interest income and non-interest income. Earnings in recent quarters have been negatively impacted by the downturn in the real estate market, which has impacted our provision for loan losses, nonperforming loans, other real estate owned, and legal collection and workout expenses.

We are taking several steps in an effort to improve operating results. First, we continue to manage our loans and the credit quality of the portfolio. In addition to actively working to reduce non-performing assets in order to minimize losses and nonperforming asset expense, we are also attempting to reduce our credit exposure to certain types of customers and loans. Second, we are implementing a strategic repositioning of our balance sheet to increase our net interest margin. On the asset side, we have increased the duration of our investment portfolio to take advantage of higher yields and our focus on improving our loan pricing, including, but not limited to, the use of interest rate floors in new loan originations. On the liability side, we continue to work on strengthening our liquidity position by obtaining more funding from core customers and reducing our reliance on more costly brokered deposits. Lastly, the Company has instituted a number of cost control measures to reduce our noninterest expense, such as salaries and benefit costs and other overhead expenses.

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

Quarter Ended March 31, 2009 as Compared to the Quarter Ended March 31, 2008

Net interest income was $27.3 million for the first quarter of 2009, an increase of $2.9 million, or 11.7%, from $24.5 million of net interest income in the first quarter of 2008. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2009 was $28.1 million, compared to $25.3 million for the same quarter a year ago. This non-GAAP presentation is discussed further below.

Our net interest margin, which is determined by dividing taxable equivalent net interest income by average interest-earning assets, was 2.58% for the first quarter of 2009, compared to 2.95% for the same quarter a year ago, a decrease of 37 basis points. Our net interest margin was lower in the first quarter of 2009 as compared to the same quarter in 2008 because loan yields declined at a faster pace than our funding costs in the declining interest rate environment. Our loan yield decreased 175 basis points from 6.68% for the first quarter of 2008 to 4.93% for the first quarter of 2009, primarily as a result of the decline in short term market interest rates resulting in lower yields on variable rate loans. Approximately 69% of our commercial loan portfolio is based upon a floating or variable rate. The impact of higher nonaccrual loans, also contributed to the lower loan yield.

For the first quarter of 2009, our funding cost was 3.09% as compared to 4.00% during the first quarter of 2008, a decrease of 91 basis points. The lower funding cost was a result of the decline in market interest rates between the two periods as our term deposits continue to reprice to the lower current market rates. In addition, funding costs during the first quarter of 2009 benefited from an increase in lower costing core deposits which has allowed us to reduce our reliance on brokered deposits.

Average interest-earning assets during the first quarter of 2009 were $4.4 billion, an increase of $954.2 million, or 27.8%, as compared to the same quarter in 2008. Most of the increase in average interest-earning assets resulted from a $767.9 million, or 33.2%, increase in average commercial and commercial real estate loans. The increase in loans is a result of our growth strategy implemented in 2008, which included the hiring of over 50 commercial bankers. In addition, we increased the size of the investment portfolio to take advantage of higher yields on longer duration securities. Average investment balances increased $270.0 million, or 30.7%, to $1.15 billion during the first quarter of 2009 as compared to the same quarter a year ago. These increases were partly offset by lower average consumer loans which decreased by 8.4% during the first quarter of 2009 compared to the same quarter in 2008.

Although our net interest margin in the first quarter of 2009 was lower than during the first quarter of 2008, the net interest margin did increase by 21 basis points as compared to the fourth quarter of 2008. A change in the mix of our funding contributed to the increase in our net interest margin as our core in-market deposits increased allowing us to reduce our reliance on higher costing brokered deposits. In addition, we have increased our investment portfolio and are continuing our attempts to improve our loan pricing, including, but not limited to, the use of interest rate floors in an effort to increase our earning asset yields. Using market interest rates in effect at that time, our interest rate risk simulation modeling of the March 31, 2009 balance sheet, indicated that our net interest margin would likely increase in future quarters in a rates unchanged scenario. Our net interest margin should improve as our term deposits continue to reprice at current market interest rates. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35%.

	INCREASE/(DECREASE) Quarter Ended Mar. 31, 2009 As Compared To Quarter Ended Mar. 31, 2008
	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$3,561	$466	$—	$4,027
Cash equivalents	(357)	(169)	(6)	(532)
Loans	10,908	(12,321)	(453)	(1,866)

Total interest-earning assets				1,629

INTEREST PAID ON:
Interest-bearing deposits	4,881	(6,554)	(241)	(1,914)
Total borrowings	3,237	(2,464)	(68)	705

Total interest-bearing liabilities				(1,209)

Net interest income, tax-equivalent	$7,029	$(4,041)	$(150)	$2,838

(1)	The quarter ended March 31, 2009 had 90 days compared to 91 days in the quarter ended March 31, 2008.

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net interest income as stated	$27,346	$24,474
Tax equivalent adjustment-investments	768	798
Tax equivalent adjustment-loans	29	33

Tax equivalent net interest income	$28,143	$25,305

Yield on earning assets without tax adjustment	5.00%	6.15%
Yield on earning assets – tax equivalent	5.07%	6.25%

Net interest margin without tax adjustment	2.51%	2.86%
Net interest margin – tax equivalent	2.58%	2.95%

Net interest spread without tax adjustment	1.91%	2.15%
Net interest spread – tax equivalent	1.98%	2.25%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2009			2008
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,012,630	$13,513	5.34%	$738,270	$9,401	5.09%
Tax-exempt (tax equivalent) (2)	137,957	2,195	6.37	142,339	2,280	6.41

Total investment securities	1,150,587	15,708	5.46	880,609	11,681	5.31

Cash equivalents	2,473	10	1.62	71,756	542	2.99

Loans (2) (3):
Commercial and commercial real estate	3,082,591	37,218	4.83	2,314,740	37,780	6.46
Residential real estate mortgages	53,846	777	5.77	60,532	893	5.90
Home equity and consumer	102,100	1,090	4.33	109,756	1,764	6.46
Fees on loans		311			825

Net loans (tax equivalent) (2)	3,238,537	39,396	4.93	2,485,028	41,262	6.68

Total interest-earning assets (2)	4,391,597	55,114	5.07	3,437,393	53,485	6.25

NON-EARNING ASSETS:
Allowance for loan losses	(131,235)			(55,742)
Cash and due from banks	58,452			53,573
Accrued interest and other assets	115,479			89,880

TOTAL ASSETS	$4,434,293			$3,525,104

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$665,091	1,628	0.99	$857,202	5,442	2.55
Savings deposits	42,139	8	0.08	48,955	24	0.20
Time deposits	1,925,731	18,423	3.88	1,366,343	16,507	4.86

Total interest-bearing deposits	2,632,961	20,059	3.09	2,272,500	21,973	3.89

Other borrowings	340,419	2,176	2.56	334,281	2,735	3.24
Notes payable and FHLB advances	427,189	1,519	1.42	139,066	1,574	4.48
Subordinated notes	55,350	1,617	11.69	—	—	—
Junior subordinated debentures	86,607	1,600	7.39	86,607	1,898	8.77

Total interest-bearing liabilities	3,542,526	26,971	3.09	2,832,454	28,180	4.00

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	519,187			392,315
Accrued interest, taxes and other liabilities	67,469			42,633

Total noninterest-bearing liabilities	586,656			434,948

STOCKHOLDERS’ EQUITY	305,111			257,702

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,434,293			$3,525,104

Net interest income (tax equivalent) (2)		$28,143			$25,305

Net interest spread (tax equivalent) (2) (4)			1.98%			2.25%

Net interest margin (tax equivalent) (2) (5)			2.58%			2.95%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Service charges	$2,821	$2,166
Other derivative income	1,119	887
Trust services	306	491
Investment management fees	228	316
Gain on investment sales	664	—
Loan syndication fees	—	116
Other noninterest income	205	126

Total noninterest income	$5,343	$4,102

Total noninterest income was $5.3 million during the first quarter of 2009, an increase of $1.2 million, or 30.3%, as compared to the $4.1 million of noninterest income for the first quarter of 2008. Increases in service charges and gains on the sale of available-for-sale investment securities were partially offset by lower trust and investment management fees.

Service charges, principally derived from deposit accounts, increased by $655,000, or 30.2% primarily the result of a lower earnings credit rate given to customers on their collected account balances and an increase in commercial service fee activity.

The increase in other derivative income in the first quarter of 2009 was principally related to customer swap transactions. However, other derivative income during the first quarter of 2009 also included a $33,000 loss related to a decrease in fair value of a non-hedged interest rate swap that was sold in January. Other derivative income of $887,000 during the first quarter of 2008 was derived from changes in the fair value, as well as net cash settlements, of a non-hedged interest rate floor agreement, which was terminated in March 2008.

We recorded a gain on the sale of available-for-sale investment securities of $664,000 during the first quarter of 2009. The gain was realized on the sale of approximately $48 million of mortgage-related securities with short remaining durations. The proceeds from these sales were reinvested in higher yielding, longer duration mortgage-related securities.

Investment management fees decreased to $228,000 in the first quarter of 2009 as compared to $316,000 in the first quarter of 2008, primarily due to a lesser amount of assets under management. During the second quarter of 2009, we expanded our strategic partnership with the third-party investment management firm that has been providing sub-advisory services to the Bank’s clients. We have entered into an arrangement in which this third party investment management firm will become the primary investment advisor and handle all portfolio management responsibilities for our wealth management and retirement services customers.

After this transition, we expect our investment management fee revenues will be reduced because of a revenue sharing agreement with the third party investment management firm and that our salary and benefit costs and other professional fees will also be reduced as a result of the elimination of certain staff positions and the sub-advisory fees that we have been paying.

Other noninterest income includes fees from standby letters of credit, fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$9,363	$8,345
Sign-on bonuses and severance	259	1,370
Incentives, commissions, and retirement benefits	910	1,988

Total salaries and employee benefits	10,532	11,703
Occupancy of premises, furniture and equipment	2,617	2,765
FDIC assessment	1,531	526
Legal fees, net	1,140	585
Nonperforming asset expense	754	1,008
Early extinguishment of debt	527	810
Other noninterest expense	4,064	4,419

Total noninterest expense	$21,165	$21,816

Efficiency ratio	66.09%	76.34%

Noninterest expense during the first quarter of 2009 decreased $651,000, or 3.0%, to $21.2 million, as compared to $21.8 million during the same quarter in 2008. The lower level of noninterest expense was caused by a $1.2 million decrease in salaries and employee benefits, a $283,000 decrease in early extinguishment of debt, and a $254,000 decrease in nonperforming asset expense. These decreases were partly offset by higher FDIC insurance premiums of $1.0 million and a $555,000 increase in legal fees.

Total salaries and employee benefits expense during the first quarter of 2009 decreased $1.2 million, or 10.0%, to $10.5 million, as compared to $11.7 million during the same quarter a year ago. A decrease in sign-on bonuses and severance, and lower incentives combined to produce the decrease in total expense. These decreases were partly offset by an increase in base salaries between the two periods. During 2008, we hired a new senior management team and implemented a strategic growth plan in which we hired approximately 50 commercial relationship managers. In addition, we replaced a number of our existing support staff. As a result of our recruiting efforts in 2008, we incurred significant cash sign-on bonuses during the first quarter of 2008 to attract the new employees and incurred severance expense as we repositioned some of our supporting staff.

Total salaries, employment taxes, and medical insurance expenses were $9.4 million during the first quarter of 2009, compared to $8.3 million during the first quarter of 2008. An increase in base salaries, primarily due to the growth strategy implemented in 2008 produced most of the increase between the two quarterly periods. Total full-time equivalent employees were 421 at March 31, 2009 compared to 451 and 419 at December 31, 2008 and March 31, 2008, respectively. While base salaries increased during the first quarter of 2009 as compared to the first quarter of 2008, the expense decreased as compared to the fourth quarter of 2008. As part of expense control measures, we reduced the number of full time equivalent employees by eliminating certain positions in the first quarter of 2009.

Sign-on bonuses and severance expense in the first quarter of 2009 decreased to $259,000 compared to $1.4 million in the first quarter of 2008. Expense in the first quarter of 2009 related to severance as no signing bonuses were granted. Expense in 2008 included signing bonuses to attract new employees and higher severance as we repositioned certain of our supporting staff. Incentives, commissions, and retirement benefits decreased $1.1 million during the first quarter of 2009, primarily due to decreased sales incentives and lower accruals for cash-based incentives and contributions to employee benefit plans.

Occupancy of premises, furniture and equipment expense remained stable at $2.6 million during the first quarter of 2009, as compared to $2.8 million of expense during the same quarter a year ago. The difference was the result of a decrease in depreciation between the two quarterly periods.

FDIC insurance premiums increased to $1.5 million from $526,000 during the first quarters of 2009 and 2008, respectively, an increase of 185.2%. The Bank is required to pay deposit insurance premium assessments to the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund based upon a risk classification system. The expense increase was primarily the result of increased rates imposed by the FDIC during 2009. In addition, FDIC insurance premiums were lower during the first quarter of 2008 because of a one-time assessment credit given by the FDIC to eligible financial institutions, such as the Bank. We expect that deposit insurance premiums for the Bank in 2009 will increase significantly.

In addition to industry-wide increases in rate assessments, we elected to participate in the FDIC’s Temporary Liquidity Guarantee Program and Transaction Account Guarantee Program, which will increase our insurance premiums. In addition, the FDIC has made certain rulemaking proposals in which it would impose an emergency special assessment on each insured institution’s assessment base to help recapitalize the FDIC’s Deposit Insurance Fund. While no final rules have been issued, any additional assessment required by the FDIC will increase our expense.

Legal fees were $1.1 million in the first quarter of 2009, compared to $585,000 in the same quarter in 2008. Higher legal fees were incurred due to the elevated level of nonperforming assets and loans in our work-out area and higher fees for general corporate matters.

Nonperforming asset expenses totaled $754,000 during the first quarter of 2009, compared to $1.0 million during the same quarter of 2008. This decrease was partly due to a $597,000 reduction in the liability that had been established in prior periods for probable losses on unfunded letter of credit commitments that resulted from a reduction in the related outstanding commitment amount. Nonperforming asset expense is influenced by the number and complexity of the lending relationships being managed in our work-out area and properties being maintained pending their sale. An increase in nonperforming assets and loans in our work-out area has caused this expense to increase in recent periods. We expect that a higher level of nonperforming assets as compared to prior periods may result in an increase in this expense in 2009.

We incurred $527,000 of expense for the early redemption of approximately $29 million of above market rate brokered certificates of deposit in 2009, compared to $810,000 of expense for the early redemption of approximate $70 million of above market rate brokered certificates of deposits for the same quarter in 2008. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption.

Other noninterest expense principally includes external audit and tax services, advertising, business development and entertainment expenses, consulting and professional services, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $4.1 million in the first quarter of 2009, a decrease from $4.4 million in the same quarter in 2008 largely due to a decline in advertising, lower professional fees, and decreases in other overhead expense categories.

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, adjusted for gains or losses on investment securities). Generally, the lower the efficiency ratio the more efficient the entity is operating. Our efficiency ratio was 66.09% in the first quarter of 2009, compared to 76.34% in the first quarter in 2008.

Income Taxes

We recorded an income tax benefit of $1.2 million in the first quarter of 2009, resulting in an effective income tax rate of 30.2%. During the first quarter of 2008, we recorded an income tax benefit of $1.2 million, resulting in an effective income tax rate of 23.1%. The higher effective tax rate in the first quarter of 2009 was due to the lower pre-tax loss which caused the impact of permanent items, such as tax-exempt interest, to have a greater impact.

FINANCIAL CONDITION

Overview

Total assets increased $207.8 million, or 4.7%, to $4.60 billion at March 31, 2009 from total assets of $4.39 billion at December 31, 2008 largely the result of a $227.0 million increase in investment securities, which totaled $1.32 billion at March 31, 2009. Period-end cash and cash equivalents were $48.0 million at March 31, 2009, compared to $53.0 million at December 31, 2008. Total loans decreased $20.9 million to $3.08 billion at March 31, 2009. Total deposits increased by $16.6 million to $3.15 billion at March 31, 2009, compared to $3.13 billion at December 31, 2008. In addition, during the first three months of 2009, other borrowings increased by $140.6 million to $416.2 million at March 31, 2009 and notes payable and FHLB advances increased by $40.0 million. Total stockholders’ equity at March 31, 2009 was $311.4 million, compared to $307.1 million at December 31, 2008.

Investment Securities

Investment securities totaled $1.32 billion at March 31, 2009, compared to $1.09 billion at December 31, 2008, an increase of $227.0 million, or 20.7%. During the first quarter of 2009, we increased our investment portfolio in an effort to increase interest earning assets and enhance our net interest margin by extending the duration of the portfolio. During the first three months of 2009, we purchased approximately $316.6 million of investment securities, including $60.0 million of government agency securities and $256.7 million of mortgage backed securities issued by government sponsored enterprises. We also sold $47.8 million of short duration mortgage-related securities, at a gain of $664,000, to provide additional funding for the purchase of the longer duration securities. The overall weighted average life of our investment portfolio at March 31, 2009 was approximately 6.4 years, compared to approximately 6.0 years at December 31, 2008.

As of March 31, 2009, mortgage-related securities comprised 79.1% of our investment portfolio, of which, over 97% were securities issued by government and government-sponsored enterprises. The following table shows the composition of our mortgage-related securities as of March 31, 2009 by type of issuer.

	Amortized Cost			Fair Value
	Pass Through Securities	CMOs	Total	Pass Through Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$886,669	$92,237	$978,906	$919,263	$95,933	$1,015,196
Private issuers	10,804	24,968	35,772	6,724	23,362	30,086

	$897,473	$117,205	$1,014,678	$925,987	$119,295	$1,045,282

At March 31, 2009, we had a net unrealized gain of $29.4 million in our available-for-sale investment portfolio which was comprised of $40.2 million of gross unrealized gains and $10.8 million of gross unrealized losses. The gross unrealized losses at March 31, 2009 related to 57 investment securities with a carrying value of $131.9 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-then-temporary impairment has occurred. Of the 57 securities with gross unrealized losses at March 31, 2009, only 9 securities have been in a loss position for 12 months or more and none had other-than-temporary impairment.

In comparison, at December 31, 2008, we had a net unrealized gain of $20.2 million, which was comprised of $27.9 million of gross unrealized gains and $7.7 million of gross unrealized losses. In addition, during the fourth quarter of 2008, as part of our quarterly evaluation, a charge of $2.4 million was recognized for other-than-temporary impairment on one private-label mortgage-related security to write-down this security to the estimated fair value. On April 1, 2009, we adopted FASB Staff Position FAS No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends existing other-than-temporary impairment guidance and requires the retroactive application, as an adjustment through retained earnings, for any security for which other-than-temporary impairment had been recognized in the consolidated statement of operations for the cumulative effect of applying this FSP with a corresponding adjustment to accumulated other comprehensive income.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. In recent quarters, the Bank has increased its use of FHLB advances, and we have been required to increase our stock holdings. At March 31, 2009, we held $25.5 million of FHLB stock and maintained $490.0 million of FHLB advances. In addition, we also held $40.0 million of FHLB debt securities in our investment portfolio, the fair value of which exceeds our carrying value at March 31, 2009. Currently, the FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and believe no impairment has occurred.

Loans

Total loans decreased $19.2 million to $3.21 billion at March 31, 2009, from total loans of $3.23 billion at December 31, 2008. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $15.7 million, or 0.5%, while consumer-oriented loans declined $3.5 million. The decline in total commercial loans was due to a decrease of $46.4 million, or 3.1%, in C&I loans and an $18.2 million, or 3.4%, decrease in real estate—construction loans. This decrease was partly offset by a $48.8 million, or 4.6%, increase in commercial real estate loans.

The composition of our loan portfolio as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$1,439,272	45%	$1,485,673	46%
Commercial real estate secured	1,107,775	34	1,058,930	33
Residential construction and land	338,176	11	349,998	11
Commercial construction and land	175,117	5	181,454	5

Total commercial loans	3,060,340	95	3,076,055	95
Consumer-oriented loans	153,768	5	157,222	5

Gross loans	$3,214,108	100%	$3,233,277	100%

Total C&I loans decreased $46.4 million, or 3.1%, to $1.44 billion at March 31, 2009, as compared to $1.49 billion at December 31, 2008 and account for 45% of our total loan portfolio. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. While the C&I loans decreased slightly during the first quarter of 2009, our strategy, which we began implementing during 2008, continues to be to increase our origination of C&I loans and reduce the impact of real estate construction loans on our results of operations. During the first quarter of 2009, as part of a larger, strategic realignment of our balance sheet, we also began to reduce our credit exposure to certain types of customers where we did not feel the risk/return characteristics were consistent with new opportunities in the market place.

Our commercial real estate secured loans increased $48.8 million, or 4.6%, to $1.11 billion at March 31, 2009, as compared to $1.06 billion at December 31, 2008. Most of the increase was due to increases in loans secured by owner and non-owner occupied commercial properties. Approximately 87% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

Our real estate construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, and condominium conversions and commercial properties. Commercial construction and land loans totaled $175.1 million at March 31, 2009 as compared to $181.5 million at December 31, 2008, a decrease of $6.3 million. Our residential construction and land loans decreased by $11.8 million, or 3.4%, to $338.2 million at March 31, 2009, as compared to $350.0 million at December 31, 2008. The volume of residential real estate construction and land loans has been impacted by the downturn in the real estate market and we continue to reduce this portion of our portfolio. The composition of our residential real estate construction and land portfolio as of the date indicated was as follows:

	March 31, 2009			December 31, 2008
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$99,459	29%	3%	$105,526	30%	3%
Condo (new & conversions)	93,245	28	3	95,705	27	3
Multi-family	59,236	18	2	57,495	17	1
Completed for sale	17,566	5	1	16,830	5	1

Total residential construction	269,506	80	9	275,556	79	8

Land – unimproved & farmland	46,918	14	1	52,321	15	2
Land – improved & entitled	3,925	1	*	3,921	1	*
Land – under development	17,827	5	1	18,200	5	1

Total land	68,670	20	2	74,442	21	3

Total residential construction and land	$338,176	100%	11%	$349,998	100%	11%

*	Represents less than 1%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $3.5 million, or 2.2%, to $153.8 million at March 31, 2009. A $1.4 million decline in home equity loans and lines of credit accounts for most of the decrease in consumer loans. This portion of our portfolio continues to decline as we discontinued the origination of most types of consumer loans several years ago.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2008
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$95	$153	$4,263
Nonaccrual loans:
Commercial and industrial	25,472	42,263	10,689
Commercial real estate secured	35,154	23,068	5,874
Residential construction and land	100,558	114,160	71,012
Commercial construction and land	17,117	14,934	4,377
All other loan types	5,901	5,802	3,287

Total nonaccrual loans	184,202	200,227	95,239

Total nonperforming loans	184,297	200,380	99,502
Other real estate owned	14,583	13,179	5,066
Other repossessed assets	3,649	—	7

Total nonperforming assets	$202,529	$213,559	$104,575

Nonperforming loans to total loans	5.73%	6.20%	3.96%
Nonperforming assets to total loans plus repossessed property	6.27%	6.58%	4.15%
Nonperforming assets to total assets	4.41%	4.87%	2.97%

Nonperforming assets were $202.5 million, or 4.41% of total assets on March 31, 2009, compared to $213.6 million, or 4.87% of total assets on December 31, 2008, and $104.6 million, or 2.97% of total assets on March 31, 2008. Within total nonperforming assets at March 31, 2009, nonperforming loans decreased $16.1 million to $184.2 million, while other real estate owned and repossessed assets increased $5.1 million to $18.2 million, as compared to December 31, 2008. During the first quarter, $14.5 million of nonperforming commercial loans were charged-off and $6.9 million of loans were transferred to other real estate owned and repossessed assets.

Residential construction and land loans continue to be the largest category of nonaccrual loans and comprise approximately 55% of all nonaccrual loans. The downturn in the residential housing market that persisted throughout 2008 and has continued into 2009 has reduced demand and market prices for developed residential lots and vacant land as well as homes. This depressed housing market has negatively impacted many of our residential real estate development customers and resulted in the high level of nonperforming loans. During the first quarter of 2009, we also experienced an increase in nonperforming commercial real estate secured loans that totaled $35.2 million at March 31, 2009, or $12.1 million higher than at year-end 2008. More than half of this increase involved loans to one borrower. At the same time, our nonperforming commercial and industrial loans decreased $16.8 million to $25.5 million at March 31, 2009. Most of this decrease was due to pay downs or repayments of three large loans.

Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2008
	(in thousands)
Recorded balance of impaired loans	$191,769	$206,705	$128,147
Allowance for loan losses related to impaired loans	49,560	41,451	16,581

The composition of our impaired loans and the related allowance at March 31, 2009, was as follows:

	Impaired Loans	Allowance for Losses
	(in thousands)
Commercial and industrial	$31,372	$10,670
Commercial real estate secured	35,153	3,591
Residential construction and land	108,128	30,502
Commercial construction and land	17,116	4,797

Total impaired loans and allowance	$191,769	$49,560

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact on our loan portfolio of a number of economic and qualitative factors. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible at this point in time, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Average total loans	$3,238,537	$2,485,028

Total loans at end of period	$3,214,096	$2,512,193

Allowance for loan losses:
Allowance at beginning of period	$128,548	$54,681
Net (charge-offs) recoveries:
Commercial and commercial real estate	(5,312)	(164)
Real estate—construction	(8,448)	(1,687)
Residential real estate mortgages and consumer loans	(69)	(387)

Total net charge-offs	(13,829)	(2,238)
Provision for loan losses	15,563	11,750

Allowance at end of period	$130,282	$64,193

Annualized net charge-offs to average total loans	1.71%	0.36%
Allowance to total loans at end of period	4.05%	2.56%
Allowance to nonperforming loans	70.69%	64.51%

Our allowance for loan losses was $130.3 million at March 31, 2009, or 4.05% of end-of-period loans and 70.69% of nonperforming loans. At March 31, 2008, the allowance for loan losses was $64.2 million, which represented 2.56% of end-of-period loans and 64.51% of nonperforming loans. Net charge-offs during the first quarter of 2009 were $13.8 million, or 1.71% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2008 were $2.2 million, or 0.36% of average loans on an annualized basis. Net charge-offs have increased as a result of the increase in the volume of nonperforming and impaired loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $15.6 million for the first quarter of 2009, compared to $11.8 million for the first quarter of 2008. The persistent weak economic environment surrounding residential development and the continued high level of nonperforming loans, impaired loans and the amount of performing loans that have been assessed by us as having higher credit risk, and therefore receiving heightened monitoring, all factored into the increase of our provision for loan losses in 2009 as compared to 2008. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposit balances at March 31, 2009 increased $16.6 million to $3.15 billion as compared to $3.13 billion at year-end 2008. During the first quarter of 2009, we began an in-market deposit initiative designed to increase our core in-market deposits and reduce our reliance on brokered and out-of-market deposits. As a result, during the first quarter of 2009, our total in-market deposits increased $193.4 million, or 9.6% to $2.21 billion at March 31, 2009. At the same time, our out-of-market deposits decreased by $176.8 million, or 15.8% to $941.5 million at March 31, 2009.

Total in-market deposits increased to $2.21 billion at March 31, 2009 as compared to $2.01 billion at December 31, 2008. Non-interest-bearing deposits increased $70.9 million to $541.9 million at March 31, 2009, primarily due to our efforts to increase our relationship-based core deposits. In addition, money market accounts increased $98.6 million, mostly due to the addition of one large customer, and time deposits maintained through the CDARS network increased by $48.0 million. These increases were partly offset by lower customer certificates of deposit and public time deposits which decreased $25.4 million and $9.7 million, respectively. Total out-of-market deposits decreased by $176.8 million to $941.5 million at March 31, 2009 from $1.12 billion at year-end 2008. Higher funding provided by in-market deposits allowed us to reduce reliance on brokered funds, such as brokered and out-of-local market CDs. As a result, during the first quarter of 2009, brokered and out-of-market CDs decreased by $121.3 million and $16.8 million, respectively, and brokered money market accounts were lower by $43.1 million.

The following table sets forth the period-end balances of total deposits as of each of the dates indicated, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2009	Dec. 31, 2008
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$541,895	$470,990
NOW accounts	229,224	218,146
Savings accounts	42,147	42,275
Money market accounts	419,286	320,691
Customer certificates of deposit	844,737	870,183
CDARS time deposits	53,717	5,670
Public time deposits	75,143	84,831

Total in-market deposits	2,206,149	2,012,786

Out-of-market deposits:
Brokered NOW accounts	4,804	305
Brokered money market deposits	30,203	73,352
Out-of-local-market certificates of deposit	119,625	136,470
Brokered certificates of deposit	786,872	908,133

Total out-of-market deposits	941,504	1,118,260

Total deposits	$3,147,653	$3,131,046

Average deposits for the first three months of 2009 increased $487.3 million to $3.15 billion, compared to $2.66 billion for the first three months of 2008. Total time deposits increased $559.4 million, with customer CDs and brokered CDs accounting for $305.9 million and $244.5 million of that increase, respectively, as we relied on these funding sources throughout much of 2008 to fund asset growth. Money market deposits decreased $347.5 million, primarily from the transfer of a large depositor’s balances from money market to a NOW account and a reduction in balances by another large depositor during the latter half of 2008.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$519,187	16.5%	—%	$392,315	14.7%	—%
NOW accounts	230,573	7.3	1.52	75,232	2.8	0.53
Money market accounts	434,518	13.8	0.71	781,970	29.4	2.75
Savings deposits	42,139	1.3	0.08	48,955	1.8	0.20
Time deposits:
Certificates of deposit	862,203	27.4	3.85	556,328	20.9	4.71
Out-of-local-market certificates of deposit	121,909	3.9	3.99	142,278	5.3	5.09
Brokered certificates of deposit	844,125	26.7	4.07	599,629	22.5	5.00
CDARS time deposits	28,258	0.9	1.32	—	—	—
Public Funds	69,236	2.2	2.81	68,108	2.6	4.25

Total time deposits	1,925,731	61.1	3.88	1,366,343	51.3	4.86

Total deposits	$3,152,148	100.0%		$2,664,815	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option (“TT&L note”) borrowings. Period-end other borrowings increased $140.6 million to $416.2 million at March 31, 2009, as compared to $275.6 million at December 31, 2008. Federal funds purchased increased by $98.0 million to $152.5 million at March 31, 2009. This increase was a result of our efforts to expand relationships with a growing group of correspondent banking customers who may sell Federal Funds to us in order to manage their excess liquidity. In addition, overnight securities sold under agreements to repurchase increased by $40.7 million during the first quarter of 2009 and represent collateralized financing transactions executed primarily with local Bank customers.

At March 31, 2009, subject to available collateral, the Bank had available pre-approved repurchase agreement lines of $270 million and pre-approved overnight federal funds borrowing lines of $105 million. In comparison, at December 31, 2008 we had pre-approved repurchase agreement lines of $390 million and pre-approved overnight federal funds borrowing lines of $95 million.

Notes Payable and FHLB Advances

At March 31, 2009 and December 31, 2008, we had $12 million outstanding on our $15 million revolving credit facility. In March 2009, we executed an amendment with our lender to extend the maturity of this facility until March 31, 2010. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of March 31, 2009, we were in compliance with these covenants.

Borrowings from the FHLBC increased $40.0 million during the first three months of 2009 to $490.0 million at March 31, 2009, compared to $450.0 million as of December 31, 2008. We have increased our use of FHLB advances in recent periods to fund asset growth and the increase in our investment portfolio. We have primarily used overnight or short-term FHLB advances with rates that float daily, taking advantage of the low interest rate environment. At March 31, 2009 and December 31, 2008, the Company had additional borrowing capacity at the FHLB of $81.8 million and $146.7 million, respectively.

Junior Subordinated Debentures

At March 31, 2009, we had $86.6 million of junior subordinated debentures issued to TAYC Capital Trust I in the amount of $45.4 million and TAYC Capital Trust II in the amount of $41.2 million. The junior subordinated debentures issued by TAYC Capital Trust I are currently callable at par, at our option. Unamortized issuance costs relating to TAYC Capital Trust I were $2.4 million on March 31, 2009. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. The notes were issued with detachable warrants to purchase up to 900,000 shares of our common stock at an exercise price of $10.00 per share. At March 31, 2009, the subordinated notes reported on the Consolidated Balance Sheet totaled $55.4 million, which was net of $4.6 million of unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheet. The discount is being amortized as an additional interest expense of the subordinated notes, over the remaining contractual life of the notes.

CAPITAL RESOURCES

At March 31, 2009 and December 31, 2008, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of March 31, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$469,613	12.87%	>$	291,871	>8.00%	>$	364,839	>10.00%
Cole Taylor Bank	404,011	11.10		>291,281	>8.00		>364,102	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	367,537	10.07		>145,935	>4.00		>218,903	>6.00
Cole Taylor Bank	302,027	8.30		>145,641	>4.00		>218,461	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	367,537	8.29		>177,372	>4.00		>221,715	>5.00
Cole Taylor Bank	302,027	6.83		>176,974	>4.00		>221,217	>5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$474,287	13.02%	>$	291,497	>8.00%	>$	364,371	>10.00%
Cole Taylor Bank	404,480	11.12		>290,864	>8.00		>363,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	372,377	10.22		>145,748	>4.00		>218,622	>6.00
Cole Taylor Bank	302,668	8.32		>145,432	>4.00		>218,148	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	372,377	8.73		>170,682	>4.00		>213,352	>5.00
Cole Taylor Bank	302,668	7.11		>170,285	>4.00		>212,857	>5.00

Both our and the Bank’s total and Tier I capital to risk weighted asset ratios declined during the first quarter of 2009, mostly due to a slight decrease in regulatory capital and a modest increase in risk-weighted assets. While risk-weighted assets only increased slightly, average assets increased by a greater amount, primarily due to the purchase of low risk-weighted investment securities. As a result of the greater increase in average assets, the decline in both our and the Bank’s leverage ratio was greater than the decline in the total and Tier I capital to risk weighted asset ratios.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the first three months of 2009 or during the entire year of 2008. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

We did not pay a dividend on our common stock during the first quarter of 2009. However, we declared a $0.10 per share common dividend during the first quarter of 2008 totaling $1.1 million. During the first quarter of 2009, we declared dividends on our Series A and Series B preferred stock, each totaling $1.2 million.

Our ability to pay common dividends has been impacted by the recent issuance of preferred stock. The Series B Preferred stock requires the consent of the U.S. Treasury Department to pay any dividend on our common stock prior to November 21, 2011, unless the Series B preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series A Preferred, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends.

LIQUIDITY

During the first quarter of 2009, we have taken steps to strengthen our liquidity position. Other borrowing increased by $140.6 million during the first three months of 2009, as the federal funds that we purchased from our correspondent banking network increased by $103.0 million and customer repurchase agreements increased by $40.7 million. In addition, while total deposit inflows increased by only $15.6 million, our in-market deposits increased by $193.4 million as we reduced our reliance on out-of-market brokered deposits. In addition, borrowings from the FHLB increased by $40.0 million during the first quarter. We also received $99.9 million of cash inflows from the repayment, maturities, or the sale of investment securities.

Cash outflows during the first three months included $302.6 million for the purchase of available for sale investment securities and the payment of $2.6 million in dividends on our Series A and Series B preferred stock.

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

At the holding company level, cash and cash equivalents totaled $71.7 million at March 31, 2009, as compared to $76.5 million at December 31, 2008. Cash outflows during the first three months of 2009 included $2.6 million for the payment of dividends on our Series A and Series B preferred stock and $1.6 million of interest paid on our junior subordinated debentures. The Company also had $3 million of availability under its revolving line of credit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2009, we had $939 million of undrawn commitments to extend credit and $89 million of financial and performance standby letters of credit. In comparison, at December 31, 2008, we had $928 million of undrawn commitments to extend credit and $87 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, a liability for $2.3 million and $2.9 million, respectively, was established for commitments under standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at March 31, 2009 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Fair Value
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	$188,714	Pay 4.30% Receive 0.767%	3.8 yrs	$(14,189)
Interest Rate Swap—receive fixed/pay variable	188,714	Receive 4.30% Pay 0.767%	3.8 yrs	14,150

Total	$377,428

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At March 31, 2009, our only derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges.

In January 2009, we terminated a $100 million notional amount interest rate swap that was not designated as an accounting hedge at the time of termination. Previously, we had designed this derivative as a cash flow hedge, however, we had discontinued hedge accounting in December 2008 when we determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), will be amortized to loan interest income over what would have been the life of the hedge. Changes in fair value of the swap from the period that hedge designations were removed until the swap was sold in January 2009 were included in other derivative income in noninterest income. Other derivative income during the first quarter of 2009 included a $33,000 loss because of a decrease in fair value from December 31, 2008 to the date of sale.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $1.2 million, or 2.1%, lower than the net interest income in the rates unchanged scenario at March 31, 2009. Because of the use of actual or implied interest rate floors in our loan portfolio, as rates increase in the rising rate scenario, a portion of our portfolio of variable rate loans may not adjust to the initial increase in market rates. As a result, our interest bearing liabilities may be more sensitive to the higher rates than our interest earning assets, resulting in a decrease in net interest income in the rising rate scenario. At December 31, 2008, the projected variance in the rising rate scenario was $6.8 million, or 6.3%, higher than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both March 31, 2009 and December 31, 2008.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2009		At December 31, 2008
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(1,159)	(1.0)%	$6,805	6.3%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 will amend SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will be effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted, only if early adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 also takes place. We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value (in accordance with SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate if a transaction is not orderly. This FSP will be effective for interim reporting periods ending after June 15, 2009. We will adopt FSP FAS 157-4 during the second quarter of 2009 and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FAS FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance currently included in U.S. GAAP for debt securities to improve presentation and disclosure. This FSP will be effective for interim reporting periods ending after June 15, 2009. We will adopt FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009. Upon adoption, we will be required to apply this FSP to any securities that had previously had other-than-temporary impairment recognized through the Statement of Operations and recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 provides guidance that unvested share-based payment awards that contain nonforfeitable rights to dividends or equivalents shall be included in the computation of EPS pursuant to the two-class method under FASB Statement 128. We adopted the provisions on January 1, 2009 and the adoption had no impact on our consolidated financial statements.

In June 2008, FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies whether certain conversion features of freestanding financial instruments should be accounted for as derivative instruments under the provisions of FASB 133. We adopted the provisions on January 1, 2009 and the adoption had no impact on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. We adopted SFAS 160 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

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

	2009 Quarter Ended	2008 Quarter Ended				2007 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$54,317	$54,624	$50,764	$46,406	$52,654	$56,879	$57,483	$56,691
Interest expense	26,971	30,210	28,866	24,841	28,180	31,392	31,176	30,235

Net interest income	27,346	24,414	21,898	21,565	24,474	25,487	26,307	26,456
Provision for loan losses	15,563	30,353	52,700	49,355	11,750	23,000	3,400	1,900
Noninterest income	4,224	255	3,066	3,965	3,215	3,612	5,404	4,065
Other derivative income (expense)	1,119	830	154	65	887	270	159	(61)
Noninterest expense	21,165	21,630	27,301	22,623	21,816	17,515	18,059	17,652
Goodwill impairment	—	—	—	—	—	23,237	—	—

Income (loss) before income taxes	(4,039)	(26,484)	(54,883)	(46,383)	(4,990)	(34,383)	10,411	10,908
Income taxes (benefit)	(1,221)	(11,648)	25,653	(21,067)	(1,150)	(5,118)	3,190	3,756

Net income (loss)	(2,818)	(14,836)	(80,536)	(25,316)	(3,840)	(29,265)	7,221	7,152
Preferred dividends and discounts	(2,862)	(2,150)	(16,680)	—	—	—	—	—

Net income (loss) available to common stockholders	$(5,680)	$(16,986)	$(97,216)	$(25,316)	$(3,840)	$(29,265)	$7,221	$7,152

Earnings (loss) per common share:
Basic	$(0.54)	$(1.62)	$(9.30)	$(2.42)	$(0.37)	$(2.78)	$0.68	$0.65
Diluted	(0.54)	(1.62)	(9.30)	(2.42)	(0.37)	(2.78)	0.67	0.65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 26, 2002).

4.3	First Amendment to Loan and Subordinated Debenture Purchase Agreement, dated as of November 27, 2003, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K filed March 11, 2004).

4.4	Second Amendment to Loan and Subordinated Debenture Purchase Agreement, dated June 8, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q filed August 6, 2004).

4.5	Third Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 9, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 10, 2004).

4.6	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 12, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 18, 2006).

4.7	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 28, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K filed March 15, 2007).

4.8	Sixth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 24, 2008, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed March 31, 2008).

Exhibit Number	Description of Exhibits

4.9	Seventh Amendment to Loan and Subordinated Debenture Purchase Agreement, dated September 24, 2008, by and between Taylor Capital Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.10	Eighth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 2, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K filed March 11, 2009).

4.11	Ninth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 10, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K filed March 11, 2009).

4.12	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.13	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.14	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.15	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

10.1	Voluntary Reduction of Compensation letter signed by Bruce W. Taylor, Chairman and Chief Executive Officer

10.2	Voluntary Reduction of Compensation letter signed by Mark A. Hoppe, President

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: May 14, 2009

/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)