Form 10-Q
period 2009-06-30
TAYLOR CAPITAL GROUP INC
filed 2009-08-13
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At August 7, 2009, there were 11,081,429 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$69,650	$52,762
Federal funds sold	—	200
Short-term investments	50	50

Total cash and cash equivalents	69,700	53,012
Investment securities:
Available-for-sale, at fair value	1,306,149	1,094,569
Held-to-maturity, at amortized cost (fair value of $25 at June 30, 2009 and December 31, 2008)	25	25
Loans, net of allowance for loan losses of $132,927 and $128,548 at June 30, 2009 and December 31, 2008, respectively	3,044,812	3,104,713
Premises, leasehold improvements and equipment, net	16,097	17,124
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	35,741	29,630
Other real estate and repossessed assets, net	23,070	13,179
Other assets	52,731	76,637

Total assets	$4,548,325	$4,388,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$597,734	$470,990
Interest-bearing	2,606,840	2,660,056

Total deposits	3,204,574	3,131,046
Other borrowings	315,244	275,560
Accrued interest, taxes and other liabilities	97,772	71,286
Notes payable and FHLB advances	517,000	462,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,493	55,303

Total liabilities	4,276,690	4,081,802

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized at June 30, 2009 and December 31, 2008:
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, $25.00 liquidation value	60,000	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at June 30, 2009 and December 31, 2008, $1,000 liquidation value	98,110	97,314
Common stock, $.01 par value; 45,000,000 shares authorized at June 30, 2009 and December 31, 2008; 12,034,097 and 12,068,604 shares issued at June 30, 2009 and December 31, 2008, respectively; 11,081,429 and 11,115,936 shares outstanding at June 30, 2009 and December 31, 2008, respectively	121	121
Surplus	225,538	224,872
Accumulated deficit	(99,386)	(69,294)
Accumulated other comprehensive income, net	11,888	18,710
Treasury stock, at cost, 952,668 shares at June 30, 2009 and December 31, 2008	(24,636)	(24,636)

Total stockholders’ equity	271,635	307,087

Total liabilities and stockholders’ equity	$4,548,325	$4,388,889

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$39,552	$35,749	$78,919	$76,978
Interest and dividends on investment securities:
Taxable	14,745	8,954	28,258	18,355
Tax-exempt	1,416	1,456	2,843	2,938
Interest on cash equivalents	2	247	12	789

Total interest income	55,715	46,406	110,032	99,060

Interest expense:
Deposits	18,223	19,606	38,282	41,579
Other borrowings	2,232	2,355	4,408	5,090
Notes payable and FHLB advances	1,719	1,173	3,238	2,747
Junior subordinated debentures	1,541	1,707	3,141	3,605
Subordinated notes	1,620	—	3,237	—

Total interest expense	25,335	24,841	52,306	53,021

Net interest income	30,380	21,565	57,726	46,039
Provision for loan losses	39,507	49,355	55,070	61,105

Net interest income (loss) after provision for loan losses	(9,127)	(27,790)	2,656	(15,066)

Noninterest income:
Service charges	2,768	2,255	5,589	4,421
Trust and investment management fees	475	1,035	1,009	1,842
Gains on investment sales	7,595	—	8,259	—
Other derivative income	153	65	1,272	952
Other noninterest income	1,146	675	1,351	917

Total noninterest income	12,137	4,030	17,480	8,132

Noninterest expense:
Salaries and employee benefits	11,004	11,096	21,536	22,799
Occupancy of premises	2,013	1,883	4,062	3,830
Furniture and equipment	526	850	1,094	1,668
FDIC assessment	4,368	586	5,899	1,112
Legal fees, net	1,655	769	2,795	1,354
Non-performing asset expense	224	2,471	978	3,479
Early extinguishment of debt	—	384	527	1,194
Other noninterest expense	3,917	4,584	7,981	9,003

Total noninterest expense	23,707	22,623	44,872	44,439

Loss before income taxes	(20,697)	(46,383)	(24,736)	(51,373)
Income tax expense (benefit)	2,558	(21,067)	1,337	(22,217)

Net loss	(23,255)	(25,316)	(26,073)	(29,156)
Preferred dividends and discounts	(2,868)	—	(5,730)	—

Net loss applicable to common shareholders	$(26,123)	$(25,316)	$(31,803)	$(29,156)

Basic loss per common share	$(2.49)	$(2.42)	$(3.03)	$(2.79)
Diluted loss per common share	(2.49)	(2.42)	(3.03)	(2.79)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$60,000	$97,314	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Adoption of FSP FAS115-2 and 124-2, effective April 1, 2009	—	—	—	—	1,709	(1,033)	—	676
Preferred stock issuance cost, Series B	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	—	1,140	—	—	—	1,140
Tax benefit on stock awards	—	—	—	(447)	—	—	—	(447)
Comprehensive loss:
Net loss	—	—	—	—	(26,073)	—	—	(26,073)
Change in unrealized gains on available-for-sale investment securities, net of income taxes and reclassification adjustment	—	—	—	—	—	(3,525)	—	(3,525)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(2,264)	—	(2,264)

Total comprehensive loss								(31,862)

Preferred stock dividends declared, Series A-$1.00 per share	—	—	—	—	(2,400)	—	—	(2,400)
Preferred stock dividends accumulated, Series B	—	796	—	—	(3,328)	—	—	(2,532)

Balance at June 30, 2009	$60,000	$98,110	$121	$225,538	$(99,386)	$11,888	$(24,636)	$271,635

Balance at December 31, 2007	$—	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Amortization of stock based compensation awards	—	—	—	1,111	—	—	—	1,111
Issuance of restricted stock grants	—	—	4	(4)	—	—	—	—
Exercise of stock options	—	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	—	(176)	—	—	—	(176)
Comprehensive income (loss):
Net loss	—	—	—	—	(29,156)	—	—	(29,156)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(4,149)	—	(4,149)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,543	—	1,543
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(980)	—	(980)

Total comprehensive loss								(32,742)

Common stock dividends—$0.10 per share	—	—	—	—	(1,081)	—	—	(1,081)

Balance at June 30, 2008	$—	$—	$119	$198,175	$44,908	$2,832	$(24,636)	$221,398

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(26,073)	$(29,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(1,272)	(952)
Gains on investment sales	(8,259)	—
Amortization of premiums and discounts, net	(429)	(495)
Deferred loan fee amortization	(2,170)	(1,121)
Provision for loan losses	55,070	61,105
Depreciation and amortization	1,190	1,688
Deferred income tax expense (benefit)	2,286	(21,230)
Losses on other real estate	666	814
Tax expense on stock options exercised or stock awards	(447)	(176)
Excess tax benefit on stock options exercised and stock awards	372	155
Cash received on termination of derivative instruments	6,630	3,934
Other, net	(1,197)	(244)
Changes in other assets and liabilities:
Accrued interest receivable	3	3,596
Other assets	11,343	(2,068)
Accrued interest, taxes and other liabilities	(8,304)	2,082

Net cash provided by operating activities	29,409	17,932

Cash flows from investing activities:
Purchases of available-for-sale securities	(618,208)	(39,994)
Proceeds from principal payments and maturities of available-for-sale securities	193,048	107,759
Proceeds from sales of available-for-sale securities	254,820	—
Net increase in loans	(8,928)	(207,142)
Net additions to premises, leasehold improvements and equipment	(163)	(1,287)
Net cash paid on sale of branch	—	(6,444)
Additions to foreclosed property	(342)	(179)
Net proceeds from sales of other real estate	5,714	2,284

Net cash used by investing activities	(174,059)	(145,003)

Cash flows from financing activities:
Net increase in deposits	72,199	346,448
Net increase (decrease) in other borrowings	39,684	(88,487)
Proceeds from notes payable and FHLB advances	55,000	122,000
Repayments of notes payable and FHLB advances	—	(180,000)
Preferred stock issuance costs	(27)	—
Proceeds from exercise of employee stock options	—	30
Excess tax benefit on stock options exercised and stock awards	(372)	(155)
Dividends paid	(5,146)	(1,081)

Net cash provided by financing activities	161,338	198,755

Net increase in cash and cash equivalents	16,688	71,684
Cash and cash equivalents, beginning of period	53,012	83,561

Cash and cash equivalents, end of period	$69,700	$155,245

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$56,678	$52,181
Income taxes	(14,968)	244

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$(3,525)	$(4,149)
Available-for-sale investment securities, acquired, not yet settled	36,595	—
Loans transferred to other real estate	15,929	4,772

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and June 30, 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three and six month periods ended June 30, 2009 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$84,984	$1,414	$(60)	$86,338
Collateralized mortgage obligations	113,065	3,871	(1,755)	115,181
Mortgage-backed securities	943,519	18,523	(7,442)	954,600
State and municipal obligations	135,571	1,327	(959)	135,939
Other debt securities	14,567	—	(476)	14,091

Total available-for-sale	1,291,706	25,135	(10,692)	1,306,149

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25			25

Total	$1,291,731	$25,135	$(10,692)	$1,306,174

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$64,993	$1,992	$—	$66,985
Collateralized mortgage obligations	152,198	2,174	(2,669)	151,703
Mortgage-backed securities	704,684	22,182	(3,933)	722,933
State and municipal obligations	137,958	1,347	(1,130)	138,175
Other debt securities	14,563	210	—	14,773

Total available-for-sale	1,074,396	27,905	(7,732)	1,094,569

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,074,421	$27,905	$(7,732)	$1,094,594

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2009.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$2,300	$2,303
Due after one year through five years	89,947	91,353
Due after five years through ten years	28,962	29,631
Due after ten years	113,913	113,081
Collateralized mortgage obligations	113,065	115,181
Mortgage-backed securities	943,519	954,600

Total	$1,291,706	$1,306,149

Held-to-maturity:
Due in one year or less	$25	$25

Total	$25	$25

During the second quarter and first six months of 2009, the Company had gross realized gains of $7.6 million and $8.3 million, respectively, on the sale of available-for-sale investment securities. No gross realized losses were realized during the second quarter or the first six months of 2009. In comparison, the Company did not have any gross realized gains or losses on the sale of investment securities during the second quarter or first six months of 2008.

The following table summarizes, for investment securities with unrealized losses as of June 30, 2009 and December 31, 2008, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	June 30, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$14,924	$(60)	$—	$—	$14,924	$(60)
Collateralized mortgage obligations	7,875	(171)	13,883	(1,584)	21,758	(1,755)
Mortgage-backed securities	295,575	(2,335)	6,860	(5,107)	302,435	(7,442)
State and municipal obligations	37,394	(415)	14,455	(544)	51,849	(959)
Other debt securities	14,091	(476)	—	—	14,091	(476)

Temporarily impaired securities – Available-for-sale	$369,859	$(3,457)	$35,198	$(7,235)	$405,057	$(10,692)

	December 31, 2008
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Collateralized mortgage obligations	$16,009	$(391)	$11,840	$(2,278)	$27,849	$(2,669)
Mortgage-backed securities	6,948	(2,762)	3,828	(1,171)	10,776	(3,933)
State and municipal obligations	45,312	(1,084)	2,935	(46)	48,247	(1,130)

Temporarily impaired securities – Available-for-sale	$68,269	$(4,237)	$18,603	$(3,495)	$86,872	$(7,732)

Each quarter, the Company analyzes securities in its investment portfolio which have an unrealized loss for other-than-temporary impairment. The Company reviews factors such as the severity and duration of the unrealized loss, credit ratings, and other pertinent information. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. The Company obtains fair value estimates from additional independent sources and performs cash flow analysis to determine if other than temporary impairment has occurred. When the discounted cash flow analysis obtained from those independent pricing sources indicates that it is probable that all future principal and interest payments would be received in accordance with their original contractual terms and the Company does not intend to sell the security, expects to recover the cost basis of the security, and it is more-likely-than-not that the Company will not be required to sell the security before recovery, the unrealized loss is deemed temporary.

At June 30, 2009, the Company had 85 investment securities in an unrealized loss position with 20 securities in an unrealized loss position for twelve months or more. In comparison, at December 31, 2008, the Company had 63 investment securities in an unrealized loss position with six securities in an unrealized loss position for twelve or more months. At June 30, 2009, the Company does not have the intent to sell any of these available-for-sale investment securities and believes that it is more-likely-than-not that it will not have to sell any such security before the recovery of cost. The Company believes that the unrealized losses are due to changes in interest rate and illiquidity in the current financial markets and does not believe that any of these securities are impaired due to credit quality. The Company continues to monitor certain private-label mortgage-backed and collateralized mortgage obligation securities for which it believes that current quoted fair values have been impacted by illiquidity in the financial markets. At June 30, 2009, the Company had six private-label mortgage-backed and collateralized mortgage obligation securities with a fair value of $28.6 million and an amortized cost basis of $35.5 million.

Effective April 1, 2009, the Company adopted FASB Staff Position FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporary impairment and changes the model used to determine the amount of impairment. Under FSP FAS 115-2, declines in fair value of investment securities below their amortized cost basis that are deemed to be other-than-temporary are reflected in earnings as a realized loss that the extent the impairment is related to credit loss. The amount of impairment related to other factors is recognized in other comprehensive income. Upon adoption of FSP FAS 115-2, the Company recorded the cumulative effect of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for one private label mortgage-related security for which other-than-temporary impairment was previously recognized through earnings. The amount of the anticipated credit loss on this investment security was $488,000 upon adoption and no additional credit loss was recorded during the second quarter of 2009. The effect of the adoption is presented in the table below.

	Before Application of the FSP	Adjustments	After Application of the FSP
	(in thousands)
Investment securities available-for-sale, at amortized cost	$1,292,180	$1,709	$1,293,889
Unrealized gains (losses) on securities	29,400	(1,709)	27,691
Investment securities available-for-sale, at fair value	1,321,580	—	1,321,580
Other assets	74,475	676	75,151
Total assets	4,596,701	676	4,597,377
Accumulated deficit	(74,974)	1,709	(73,265)
Accumulated other comprehensive income, net	27,888	(1,033)	26,855
Total stockholders’ equity	311,425	676	312,101

3. Loans:

Loans classified by type at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial and industrial	$1,379,615	$1,485,673
Commercial real estate secured	1,154,971	1,058,930
Real estate-construction	476,943	531,452
Residential real estate mortgages	54,956	53,859
Home equity loans and lines of credit	94,464	92,085
Consumer	8,532	9,163
Other loans	8,268	2,115

Gross loans	3,177,749	3,233,277
Less: Unearned discount	(10)	(16)

Total loans	3,177,739	3,233,261
Less: Allowance for loan losses	(132,927)	(128,548)

Loans, net	$3,044,812	$3,104,713

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule.

	June 30, 2009	December 31, 2008
	(in thousands)
Nonaccrual loans	$189,437	$200,227
Restructured loans not included in nonperforming loans	4,375	—
Recorded balance of impaired loans:
With related allowance for loan loss	$168,487	$120,973
With no related allowance for loan loss	29,188	85,732

Total recorded balance of impaired loans	$197,675	$206,705

Allowance for loan losses related to impaired loans	$68,963	$41,451

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
NOW accounts	$237,617	$218,451
Savings accounts	41,784	42,275
Money market deposits	410,175	394,043
Time deposits:
Certificates of deposit of less than $100,000	345,736	385,800
Certificates of deposit of $100,000 or more	484,532	484,383
CDARS time deposits	167,315	5,670
Out-of-local-market certificates of deposit	107,525	136,470
Brokered certificates of deposit	738,289	908,133
Public time deposits	73,867	84,831

Total time deposits	1,917,264	2,005,287

Total	$2,606,840	$2,660,056

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

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustment totaled $2.1 million and $3.5 million at June 30, 2009 and December 31, 2008, respectively, and are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. Certain brokered CDs had an option that allowed the Company to call the CD before its stated maturity, and the Company exercised this option when prevailing interest rate on the CD was substantially higher than current market interest rates. When a brokered CD is called, any unamortized broker placement fees and fair value adjustments are written off and included in noninterest expense on the statement of operations. During the first quarter of 2009, the Company incurred $527,000 of expense associated with $29.0 million of brokered CDs that were called before their stated maturity. In comparison, expense associated with the early extinguishment of brokered CDs totaled $384,000 and $1.2 million in the second quarter of 2008 and the first six months of 2008, respectively. As of June 30, 2009, the Company did not have any brokered CDs that could be called before maturity.

5. Other Borrowings:

Other borrowings at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009		December 31, 2008
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$29,405	0.18%	$21,017	0.18%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	83,314	0.34	54,482	0.36
U.S. Treasury tax and loan note option	2,525	0.00	61	0.00

Total	$315,244	2.68%	$275,560	3.03%

6. Notes Payable & FHLB Advances:

Notes Payable and FHLB advances at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
Taylor Capital Group, Inc.:
Revolving Credit Facility – $15.0 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 4.00%, with a minimum interest rate of 5.00%; interest rate at June 30, 2009 was 5.00%; matures March 31, 2010	$12,000	$12,000

Total notes payable	12,000	12,000

Cole Taylor Bank:
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 0.25%, matured on January 2, 2009	—	275,000
FHLB advance – 0.30%, matured on January 2, 2009	—	40,000
FHLB advance – 0.48%, matured on July 2, 2009	175,000	—
FHLB advance – 0.40%, matured on July 1, 2009	195,000	—
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total FHLB advances	505,000	450,000

Total notes payable and FHLB advances	$517,000	$462,000

At June 30, 2009 and December 31, 2008, the Company had a $15.0 million revolving credit facility, of which $12.0 million was outstanding at June 30, 2009 and December 31, 2008. The notes payable under the revolver require compliance with certain defined financial covenants. As of June 30, 2009, the Company is in compliance with all of the covenants.

At June 30, 2009, the FHLB advances were collateralized by $617.8 million of investment securities and a blanket lien on $135.0 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at June 30, 2009, the Bank had additional borrowing capacity at the FHLB of $196.6 million. In comparison, at December 31, 2008, the FHLB advances were collateralized by $499.4 million of investment securities and a blanket lien on $155.2 million of qualified first-mortgage residential and home equity loans.

7. Income Taxes:

Despite a pre-tax loss, the Company recorded income tax expense of $1.3 million for the first six months of 2009. Because of the valuation allowance maintained on the deferred tax asset, the Company does not expect to be able to record an income tax benefit during 2009 related to the pre-tax loss incurred.

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the six month period ended June 30, 2009 to the loss before income taxes due to the following:

June 30, 2009
Federal income tax expense (benefit) at statutory rate	$(8,658)
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	10,789
Residual tax effect	1,485
Other, net	(2,279)

Total income tax expense	$1,337

A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the valuation allowance. Additional contributing factors to the income tax expense recorded in 2009 include the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. The Company expects additional expense of $1.1 million during the last six months of 2009 associated with the release of these residual tax effects.

The valuation allowance increased $12.2 million during the first six months of 2009 to $58.6 million at June 30, 2009 as compared to $46.4 million at December 31, 2008. The net deferred tax asset before the valuation allowance, including the tax effect of items recorded in other comprehensive income, increased to $64.3 million at June 30, 2009 as compared to $53.3 million at December 31, 2008. The largest deferred tax asset principally relates to the allowance for loan losses. After considering the valuation allowance, the net deferred tax asset totaled $5.8 million at June 30, 2009 compared to $6.9 million at December 31, 2008. The net deferred tax asset in excess of the valuation allowance was supported by remaining carry backs of income taxes paid in prior years and available tax planning strategies.

Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. FASB Interpretation No. 18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods – an interpretation of APB No. 28,” provides that, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. During the second quarter of 2009, the Company concluded that a reliable estimate of the annual effective tax rate could not be made primarily due to the volatility experienced in its provision for loan losses and the impact of such on its forecasts of pre-tax income or loss. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The Company will re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

8. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$(5,652)	$(3,737)	$(9,389)	$(16,006)	$6,324	$(9,682)
Less: reclassification adjustment for gains included in net loss	(7,595)	3,009	(4,586)	—	—	—

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	(13,247)	(728)	(13,975)	(16,006)	6,324	(9,682)
Change in net unrealized gain from cash flow hedging instruments	—	—	—	822	(325)	497
Change in deferred gains and losses from termination of cash flow hedging instruments	(1,642)	650	(992)	(1,062)	417	(645)

Other comprehensive income	$(14,889)	$(78)	$(14,967)	$(16,246)	$6,416	$(9,830)

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$4,240	$(2,778)	$1,462	$(6,859)	$2,710	$(4,149)
Less: reclassification adjustment for gains included in net loss	(8,259)	3,272	(4,987)	—	—	—

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	(4,019)	494	(3,525)	(6,859)	2,710	(4,149)
Change in net unrealized gain/(loss) from cash flow hedging instruments	—	—	—	2,545	(1,002)	1,543
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(3,749)	1,485	(2,264)	(1,589)	609	(980)

Other comprehensive loss	$(7,768)	$1,979	$(5,789)	$(5,903)	$2,317	$(3,586)

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”.

9. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for both the three and six month periods ended June 30, 2009, all common stock equivalents, which consisted of 634,625 options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A Preferred stock which could be converted into 6,000,000 shares of common stock, were considered antidilutive and not included in the computation of diluted earnings per share. For both the three and six month periods ended June 30, 2008, 690,998 options outstanding to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Net loss	$(23,255)	$(25,316)	$(26,073)	$(29,156)
Preferred dividends and discounts	(2,868)	—	(5,730)	—

Net loss available to common stockholders	$(26,123)	$(25,316)	$(31,803)	$(29,156)

Weighted-average common shares outstanding	10,492,789	10,446,512	10,482,212	10,442,573
Dilutive effect of common stock equivalents	—	—	—	—

Diluted weighted-average common shares outstanding	10,492,789	10,446,512	10,482,212	10,442,573

Basic loss per common share	$(2.49)	$(2.42)	$(3.03)	$(2.79)
Diluted loss per common share	(2.49)	(2.42)	(3.03)	(2.79)

10. Stock-Based Compensation:

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

The following is a summary of stock option activity for the six month period ended June 30, 2009:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	716,642	$23.85
Granted	—	—
Exercised	—	—
Forfeited	(13,059)	30.64
Expired	(68,958)	22.43

Outstanding at June 30, 2009	634,625	23.86

Exercisable at June 30, 2009	557,978	$23.55

As of June 30, 2009, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $493,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.9 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the six month period ended June 30, 2009:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	656,181	$16.21
Granted	—	—
Vested	(40,855)	28.00
Forfeited	(34,428)	19.35

Nonvested at June 30, 2009	580,898	15.20

As of June 30, 2009, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $7.1 million and the weighted-average period over which these costs are expected to be recognized is approximately 3.6 years.

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with its commercial loan portfolio. At June 30, 2009, all of the Company’s derivatives related to customer loans. The following table describes the derivative instruments outstanding at June 30, 2009:

Product	Balance Sheet/Income Statement Location	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	Other Liabilities/ Other Derivative Income	$181,589	Pay 4.32% Receive 0.583%	3.6 yrs	$(10,348)
Interest Rate Swap—receive fixed/pay variable	Other Assets/ Other Derivative Income	181,589	Receive 4.32% Pay 0.583%	3.6 yrs	10,522

Total		$363,178

In January 2009, the Company terminated a $100.0 million notional amount interest rate swap that was not designated as an accounting hedge. The Company discontinued hedge accounting in December 2008 when it determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. Changes in fair value of the swap from the period that hedge designations were removed until the swap was sold, in January 2009, were included in other derivative income in noninterest income. Other derivative income during 2009 included a $33,000 loss because of a decrease in fair value until the date the swap was sold.

12. Fair Value:

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) (FASB ASC 820-10). On January 1, 2009, the Company adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). In accordance with FSP 157-2, the Company delayed application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned assets, and non-financial liabilities until 2009. The impact of the adoption of SFAS 157 and FSP 157-2 was not material.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159”) (FASB ASC 825-10), however, the Company did not elect the fair value option for any financial assets or liabilities as of that date, nor for any asset acquired or liability incurred subsequent to January 1, 2008.

Fair Value Measurement

In accordance with SFAS No. 157 (FASB ASC 820-35), the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Derivatives: The Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. To comply with the provisions of No. 157 (FASB ASC 820-10), the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At June 30, 2009, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157 (FASB ASC 820-10), only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,306,149	$—	$1,306,149	$—
Assets held in employee deferred compensation plans	3,052	3,052	—	—
Derivative instruments	10,522	—	10,522	—

Liabilities:
Derivative instruments	10,348	—	10,348	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,094,569	$—	$1,094,569	$—
Assets held in employee deferred compensation plans	4,161	4,161	—	—
Derivative instruments	18,578	—	18,578	—

Liabilities:
Derivative instruments	11,940	—	11,940	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	As of June 30, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$168,487	$—	$118,997	$49,490
Other real estate and repossessed assets	17,048	—	17,048	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$120,973	$—	$75,094	$45,879
Other real estate and repossessed assets	11,523	—	11,523	—

The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:

Cash and Cash Equivalents: The carrying amounts of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximate fair value since their maturities are short-term.

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

Other Assets: Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan, and are carried at fair value based upon quoted market prices.

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

Junior Subordinated Debentures: The fair value of the fixed rate junior subordinated debentures issued to TAYC Capital Trust I is computed based upon the publicly quoted market prices of the underlying trust preferred securities issued by the Trust. The fair value of the floating rate junior subordinated debentures issued to TAYC Capital Trust II has been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.

Subordinated Notes: The subordinated notes issued by the Bank in 2008 have been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.

Off-Balance Sheet Financial Instruments: The fair value of commercial loan commitments to extend credit is not material as they are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The carrying value and the fair value of standby letters of credit represent the unamortized portion of the fee paid by the customer. A reserve for unfunded commitments is established if it is probable that a liability has been incurred by the Company under a standby letter of credit or a loan commitment that has not yet been funded.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$69,700	$69,700	$53,012	$53,012
Investments	1,306,174	1,306,174	1,094,594	1,094,594
Loans, net of allowance	3,044,812	3,017,921	3,104,713	3,113,565
Investment in FHLB and Federal Reserve Bank stock	35,741	35,741	29,630	29,630
Accrued interest receivable	17,656	17,656	17,659	17,659
Derivative financial instruments	10,522	10,522	18,578	18,578
Other assets	3,052	3,052	4,162	4,162

Total financial assets	$4,487,657	$4,460,766	$4,322,348	$4,331,200

Financial Liabilities:
Deposits without stated maturities	$1,287,310	$1,287,310	$1,125,759	$1,125,759
Deposits with stated maturities	1,917,264	1,953,973	2,005,287	2,053,784
Other borrowings	315,244	330,265	275,560	296,744
Notes payable and FHLB advances	517,000	522,041	462,000	464,844
Accrued interest payable	14,963	14,963	19,631	19,631
Derivative financial instruments	10,348	10,348	11,940	11,940
Junior subordinated debentures	86,607	71,429	86,607	70,274
Subordinated notes	55,493	58,569	55,303	58,956

Total financial liabilities	$4,204,229	$4,248,898	$4,042,087	$4,101,932

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$2,098	$2,098	$2,917	$2,917
Standby letters of credit	1,363	1,363	269	269

Total off-balance-sheet financial instruments	$3,461	$3,461	$3,186	$3,186

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

13. Subsequent Events:

Events subsequent to the balance sheet date of June 30, 2009 had been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading through the date these financial statements were filed.

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

Income Taxes

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not”

that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior two years and general business and economic trends. We currently maintain a valuation allowance against our deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the significant loan loss provisions made during recent periods. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange and floor and collar agreements, to accommodate individual customer needs and to assist in our interest rate risk management. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) (FASB ASC 815-10), all derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

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

Valuation of Investment Securities

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings and discounted cash flow analysis. We utilize various independent pricing sources to obtain fair values and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis we obtain from those independent pricing sources indicates that it is probable that all future principal and interest payments would be received in accordance with their original contractual terms and we do not intend to sell the security and we expect to recover the cost basis of the security and more-likely-than-not will not be required to sell the security before recover, the unrealized loss is deemed temporary. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the significant uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage-backed securities are based on estimates of mortgage default rates and future housing prices, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other than temporary and have a material impact on our statement of operations.

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

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high concentration of commercial real estate loans in our portfolio;

•	costs, risks and effects of deficiencies in or impairments of mortgage loans acquired from other financial institutions;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•

the risks associated with management changes, employee turnover and our commercial banking growth initiative, including our expansion of our asset-based lending operations and our entry into new geographical markets;

•	the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products;

•	the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth;

•	a continuation of the unprecedented volatility in the capital markets;

•	the effectiveness of our hedging transactions and their impact on our future results of operations;

•	changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition;

•	changes in legislation or regulatory and accounting principles, policies or guidelines affecting our business; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this press release.

RESULTS OF OPERATIONS

Overview

We reported a net loss applicable to common shareholders of $26.1 million, or a loss of $2.49 per diluted share outstanding, for the second quarter of 2009, compared to a net loss applicable to common shareholders of $25.3 million, or a loss of $2.42 per diluted share, in the second quarter of 2008. For the first six months of 2009, we reported a net loss applicable to common shareholders of $31.8 million, or a loss of $3.03 per diluted share, compared to a net loss applicable to common shareholders of $29.2 million, or a loss of $2.79 per diluted share, during the first six months of 2008. The net loss in all periods was primarily caused by the increased level of the provision for loan losses as the prolonged recession negatively impacted the business community and our clients.

We continue to take additional steps in an effort to improve operating results. In both the quarterly and year-to-date periods, net interest income and noninterest income increased and the level of noninterest expense was held relatively flat. Net interest income totaled $30.4 million during the second quarter of 2009 compared to $21.6 million during the second quarter of 2008. During the first six months of 2009, net interest income increased to $57.7 million from $46.0 million during the first six months of 2009. These increases were due to higher interest-earning asset volumes. We have also focused on improving our loan pricing, including the use of interest rate floors in new loan originations taken, and increased the size and duration of our investment portfolio to take advantage of higher yields. On the liability side, we continue to strengthen our liquidity position by obtaining more funding from core customers and reducing our reliance on more costly brokered deposits. Noninterest income, excluding gains on the sale of investment securities, increased in both the second quarter and year-to-date 2009 periods as an increase in service charge revenue was partly offset by lower trust and investment management fees. Noninterest expense has remained relatively flat in both the quarterly and year-to-date comparisons, despite the significant increase in deposit insurance premiums, as we have instituted a number of cost control measures to reduce our noninterest expense, such as salaries and benefit costs and other overhead expenses.

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

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Net interest income was $30.4 million for the second quarter of 2009, an increase of $8.8 million, or 40.9%, from $21.6 million of net interest income in the second quarter of 2008. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2009 was $31.2 million, compared to $22.4 million for the same quarter a year ago. This non-GAAP presentation is discussed in the section captioned “Tax-Equivalent Adjustments to Yields and Margins” following. Net interest income for the second quarter of 2009 was higher due to higher interest-earning asset levels and an increase in net interest margin.

Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets. For the second quarter of 2009, our net interest margin was 2.76%, compared to 2.60% for the same quarter a year ago, an increase of 16 basis points. The net interest margin was higher in the second quarter of 2009 because declining interest rates between the two quarterly periods led to declining funding costs, which outpaced the reductions in asset yields. On the asset side, our yield on our interest-earning assets decreased 50 basis points from 5.50% for the second quarter of 2008 to 5.00% for the second quarter of 2009. This decrease was largely the result of a 64 basis point reduction in the loan yield, which decreased from 5.62% in the second quarter of 2008 to 4.98% during the second quarter of 2009. Approximately 69% of our loan portfolio is based upon a floating or variable rate. The impact of higher nonaccrual loans also contributed to the lower loan yield.

In addition, our funding costs declined 70 basis points to 2.82% during the second quarter of 2009 from 3.52% during the same quarter a year ago. The lower funding cost was a result of the decline in market interest rates between the two periods as our term deposits continue to reprice to the lower current market rates. Also, funding costs during the second quarter of 2009 benefited from an increase in lower costing core deposits which has allowed us to reduce our reliance on brokered deposits.

Our average interest-earning assets during the second quarter of 2009 were $4.53 billion, an increase of $1.08 billion, or 31.3%, as compared to the same quarter in 2008. A $629.3 million, or 24.6%, increase in average loan balances, and a $497.7 million, or 59.0%, increase in average investment securities combined to produce the higher interest-earning assets. Average loans outstanding increased to $3.19 billion during the second quarter of 2009, compared to $2.56 billion during the second quarter of 2008. The increase in loans is a result of a growth strategy implemented in 2008 in which we increased our lending staff. The higher average investment securities mainly resulted from the purchase of mortgage-related investment securities during the past twelve months as we increased the size of the investment portfolio to take advantage of higher yields on longer duration securities.

Our net interest margin has increased in each of the last three quarterly periods as we have taken additional steps to increase our net interest margin. We have changed the mix of our funding as our core in-market deposits increased allowing us to reduce our reliance on higher costing brokered deposits. In addition, we have increased the size of our investment securities portfolio and are continuing our attempts to improve our loan pricing, including the use of interest rate floors, in an effort to increase our earning asset yields. Using market interest rates in effect at that time, our interest rate risk simulation modeling of the June 30, 2009 balance sheet indicated that our net interest margin would likely increase in future quarters in a rates unchanged scenario. Our net interest margin would improve as our term deposits continue to reprice at current market interest rates. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net interest income was $57.7 million for the first six months of 2009, compared to $46.0 million during the same six month period a year ago, an increase of $11.7 million, or 25.4%. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2009 was $59.3 million, compared to $47.7 million for the first six months of 2008. This non-GAAP presentation is discussed in the section captioned “Tax-Equivalent Adjustments to Yields and Margins” following. Net interest income for the first six months of 2009 was higher due to a $1.02 billion increase in average interest-earning assets, offset by a decline in net interest margin.

Our net interest margin declined 11 basis points to 2.67% during the first half of 2009 as compared to 2.78% during the first half of 2008. Between the two six month periods, the decline in earning-asset yields outpaced the decline in our interest-bearing funding costs. Our total earning asset yield during the first half of 2009 was 5.03% compared to 5.87% during the first half of 2008, a decrease of 84 basis points. At the same time, the cost of our interest-bearing liabilities decreased 81 basis points to 2.95% during the first half of 2009 from 3.76% during the first half of 2008. As market interest rates declined during 2008, our portfolio of variable rate loans adjusted as market rates declined. However, because our term deposits tend to take longer to reprice to current market interest rates, our overall cost of funds did not decline to the same extent as the yield on interest-earning assets.

Our average interest-earning assets during the first half of 2009 were $4.46 billion, an increase of $1.02 billion, or 29.6%, as compared to the $3.44 billion of average interest-earning assets during the first half of 2008. The growth strategy implemented in 2008 caused the $691.3 million, or 27.4%, increase in average loan balances between the two year-to-date periods. In addition, the increase in the size of the investment portfolio that occurred during the last twelve months caused average investment securities to increase by $384.4 million, or 44.6%, in the first half of 2009 as compared to the same six month period a year ago.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35.0%.

	Quarter Ended June 30, 2009 Over Quarter Ended June 30, 2008 Increase/(Decrease)			Six Months Ended June 30, 2009 Over Six Months Ended June 30, 2008 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$6,090	$(361)	$5,729	$9,734	$22	$—	$9,756
Cash equivalents	(190)	(55)	(245)	(551)	(222)	(4)	(777)
Loans	8,194	(4,393)	3,801	18,878	(16,521)	(423)	1,934

Total interest-earning assets			9,285				10,913

INTEREST PAID ON:
Interest-bearing deposits	3,425	(4,808)	(1,383)	8,245	(11,314)	(228)	(3,297)
Total borrowings	3,749	(1,872)	1,877	7,042	(4,397)	(63)	2,582

Total interest-bearing liabilities			494				(715)

Net interest income, tax-equivalent	$7,868	$923	$8,791	$14,785	$(3,021)	$(136)	$11,628

(1)	The six months ended June 30, 2009 had 181 days compared to 182 days in the six months ended June 30, 2008.

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%. This assumed rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin, and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net interest income as stated	$30,380	$21,565	$57,726	$46,039
Tax equivalent adjustment-investments	763	785	1,531	1,583
Tax equivalent adjustment-loans	29	31	57	64

Tax equivalent net interest income	$31,172	$22,381	$59,314	$47,686

Yield on earning assets without tax adjustment	4.93%	5.40%	4.96%	5.78%
Yield on earning assets – tax equivalent	5.00%	5.50%	5.03%	5.87%

Net interest margin without tax adjustment	2.69%	2.51%	2.60%	2.68%
Net interest margin – tax equivalent	2.76%	2.60%	2.67%	2.78%

Net interest spread without tax adjustment	2.11%	1.88%	2.01%	2.02%
Net interest spread – tax equivalent	2.18%	1.98%	2.08%	2.11%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Three Months Ended June 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,205,166	$14,745	4.89%	$703,314	$8,954	5.09%
Tax-exempt (tax-equivalent) (2)	136,597	2,179	6.38	140,749	2,241	6.37

Total investment securities	1,341,763	16,924	5.05	844,063	11,195	5.31

Cash Equivalents	527	2	1.50	46,516	247	2.10

Loans (2) (3):
Commercial and commercial real estate	3,031,816	37,483	4.89	2,393,130	33,249	5.50
Residential real estate mortgages	53,892	779	5.78	57,504	818	5.69
Home equity and consumer	102,032	1,076	4.23	107,772	1,465	5.47
Fees on loans		243			248

Net loans (tax-equivalent) (2)	3,187,740	39,581	4.98	2,558,406	35,780	5.62

Total interest-earning assets (2)	4,530,030	56,507	5.00	3,448,985	47,222	5.50

NON-EARNING ASSETS:
Allowance for loan losses	(136,438)			(66,626)
Cash and due from banks	58,567			53,953
Accrued interest and other assets	118,375			90,456

TOTAL ASSETS	4,570,534			$3,526,768

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$655,118	$1,928	1.18	$772,224	$3,023	1.57
Savings deposits	42,227	8	0.08	45,695	16	0.14
Time deposits	1,883,058	16,287	3.47	1,494,097	16,567	4.46

Total interest-bearing deposits	2,580,403	18,223	2.83	2,312,016	19,606	3.41

Other borrowings	387,221	2,232	2.28	306,523	2,355	3.04
Notes payable and FHLB advances	497,735	1,719	1.37	133,550	1,173	3.47
Subordinated notes	55,447	1,620	11.69	—	—	—
Junior subordinated debentures	86,607	1,541	7.12	86,607	1,707	7.88

Total interest-bearing liabilities	3,607,413	25,335	2.82	2,838,696	24,841	3.52

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	578,020			393,341
Accrued interest, taxes, and other liabilities	77,124			42,843

Total noninterest-bearing liabilities	655,144			436,184

STOCKHOLDERS’ EQUITY	307,977			251,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,570,534			$3,526,768

Net interest income (tax-equivalent) (2)		$31,172			$22,381

Net interest spread (tax-equivalent) (2) (4)			2.18%			1.98%

Net interest margin (tax-equivalent) (2) (5)			2.76%			2.60%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,109,430	$28,258	5.10%	$720,792	$18,355	5.09%
Tax-exempt (tax-equivalent) (2)	137,273	4,374	6.37	141,544	4,521	6.39

Total investment securities	1,246,703	32,632	5.24	862,336	22,876	5.31

Cash Equivalents	1,495	12	1.60	59,136	789	2.64

Loans (2) (3):
Commercial and commercial real estate	3,057,063	74,700	4.86	2,353,935	71,029	5.97
Residential real estate mortgages	53,869	1,556	5.78	59,018	1,711	5.80
Home equity and consumer	102,066	2,166	4.28	108,764	3,229	5.97
Fees on loans		554			1,073

Net loans (tax-equivalent) (2)	3,212,998	78,976	4.96	2,521,717	77,042	6.14

Total interest-earning assets (2)	4,461,196	111,620	5.03	3,443,189	100,707	5.87

NON-EARNING ASSETS:
Allowance for loan losses	(133,851)			(61,184)
Cash and due from banks	58,510			53,763
Accrued interest and other assets	116,935			90,168

TOTAL ASSETS	4,502,790			$3,525,936

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$660,077	$3,556	1.09	$814,713	$8,465	2.09
Savings deposits	42,183	16	0.08	47,325	40	0.17
Time deposits	1,904,277	34,710	3.68	1,430,220	33,074	4.65

Total interest-bearing deposits	2,606,537	38,282	2.96	2,292,258	41,579	3.65

Other borrowings	363,949	4,408	2.41	320,402	5,090	3.14
Notes payable and FHLB advances	462,657	3,238	1.39	136,308	2,747	3.99
Subordinated notes	55,399	3,237	11.69	—	—	—
Junior subordinated debentures	86,607	3,141	7.25	86,607	3,605	8.32

Total interest-bearing liabilities	3,575,149	52,306	2.95	2,835,575	53,021	3.76

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	548,766			392,828
Accrued interest, taxes, and other liabilities	72,323			42,738

Total noninterest-bearing liabilities	621,089			435,566

STOCKHOLDERS’ EQUITY	306,552			254,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,502,790			$3,525,936

Net interest income (tax-equivalent) (2)		$59,314			$47,686

Net interest spread (tax-equivalent) (2) (4)			2.08%			2.11%

Net interest margin (tax-equivalent) (2) (5)			2.67%			2.78%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service charges	$2,768	$2,255	$5,589	$4,421
Trust and investment management fees	475	1,035	1,009	1,842
Gains on investment sales	7,595	—	8,259	—
Other derivative income	153	65	1,272	952
Standby letter of credit fees	507	78	713	177
Other noninterest income	639	597	638	740

Total noninterest income	$12,137	$4,030	$17,480	$8,132

Total noninterest income was $12.1 million during the second quarter of 2009, compared to $4.0 million in the second quarter of 2008. Gains on the sale of investment securities, along with an increase in service charges and standby letter of credit fees, were partially offset by a decrease in trust and investment management fees. For the first six months of 2009, total noninterest income increased $9.3 million to $17.5 million, as compared to $8.1 million during the corresponding six month period in 2008. Noninterest income was higher as decreased trust and investment management fees were more than offset by gains on the sale of investment securities, higher service charges and increases in other derivative income and standby letter of credit fees.

Service charges, principally from deposit accounts, were $2.8 million during the second quarter of 2009, compared to $2.3 million during the second quarter in 2008, an increase of $513,000, or 22.8%. On a year-to-date basis, service charges increased $1.2 million, or 26.4%, to $5.6 million during the first six months of 2009, as compared to $4.4 million during the same six month period in 2008. The increase in service charge revenue in 2009 was primarily caused by an increase in gross activity charges, primarily associated with the increase in commercial banking clients caused by the growth strategy implemented in 2008, a decrease in the amount of fee waivers and refunds given to customers, and lower earnings credit rate given to customers on their collected account balances. Our earnings credit rate was approximately 45 basis points lower on average during the second quarter of 2009 as compared to the second quarter of 2008.

Trust and investment management fees in 2009 decreased in both the quarterly and six month comparisons. Trust fees declined because of a reduced volume of business and a decrease in the spread income we earn on invested trust funds. Fees earned from investment management services also declined in 2009 because of fewer assets under management. During the second quarter of 2009, we expanded our strategic partnership with the third-party investment management firm that had been providing sub-advisory services to the Bank’s clients. This third party investment management firm became the primary investment advisor and assumed all portfolio management responsibilities for our wealth management and retirement services customers going forward.

Gains on the sale of available-for-sale investment securities were $7.6 million during the second quarter of 2009 and $8.3 million in the first six months of 2009. There were no gains in the second quarter or first six months of 2008. See “Financial Condition – Investment Securities” following for further details.

Standby letter of credit fees totaled $507,000 during the second quarter of 2009, compared to $78,000 during the same quarter a year ago. On a year-to-date basis, standby letter of credit fees totaled $713,000 during the first six months of 2009, as compared to $177,000 during the first six months of 2008. An increase in fees from our expanded asset based lending operations primarily caused the increase in fee revenue during both the quarterly and year-to-date 2009 periods.

Other noninterest income includes fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$9,711	$9,405	$19,074	$17,750
Sign-on bonuses and severance	20	513	279	1,883
Incentives, commissions, and retirement benefits	1,273	1,178	2,183	3,166

Total salaries and employee benefits	11,004	11,096	21,536	22,799
Occupancy of premises, furniture and equipment	2,539	2,733	5,156	5,498
FDIC assessment	4,368	586	5,899	1,112
Legal fees, net	1,655	769	2,795	1,354
Nonperforming asset expense	224	2,471	978	3,479
Early extinguishment of debt	—	384	527	1,194
Other noninterest expense	3,917	4,584	7,981	9,003

Total noninterest expense	$23,707	$22,623	44,872	$44,439

Efficiency Ratio	67.89%	88.39%	67.03%	82.03%

Noninterest expense increased $1.1 million, or 4.8%, to $23.7 million in the second quarter of 2009, as compared to $22.6 million during the second quarter of 2008. Noninterest expense during the second quarter of 2009 included $3.8 million of higher Federal Deposit Insurance Corporation (“FDIC”) insurance assessments which included an industry-wide special assessment, which amounted to $2.1 million for our bank, and a general increase in FDIC premiums for all financial institutions. For the first six months of 2009, noninterest expense increased $433,000, or 9.7%, to $44.9 million, as compared to $44.4 million during the first six months of 2008.

Total salaries and employee benefits expense decreased slightly to $11.0 million during the second quarter of 2009 from $11.1 million during the second quarter of 2008. For the first six months of 2009, total salaries and benefits were $21.5 million, a decrease of $1.3 million, or 5.5%, compared to $22.8 million of expense in the first six months of 2008. The higher amounts of expense in 2008 largely resulted from providing cash sign-on bonuses and stock-based awards to attract senior management and a number of commercial relationship managers as part of a growth strategy initiated in 2008. As the additional hiring throughout 2008 caused an increase in base salaries, we reduced the number of full time equivalent employees by eliminating certain positions at the end of 2008 and into the first half of 2009 to control expenses. The number of full-time equivalent employees increased from 418 at the December 31, 2007 to 451 at December 31, 2008, but has been reduced to 425 at June 30, 2009.

Total salaries, employment taxes, and medical insurance expenses were $9.7 million for the second quarter of 2009 as compared to $9.4 million for the second quarter of 2008. An increase in the market value of assets held in the employee deferred compensation plan and a slight increase in base salaries resulted in the increase in the second quarter of 2009. On a year-to-date basis, total salaries, employment taxes, and medical insurance expenses salary expense increased $1.3 million, or 7.5%, to $19.1 million for the first half of 2009, as compared to $17.8 million for the first six months of 2008. Most of the increase during the first six months of 2009 was due to higher base salaries associated the growth strategy initiated during the second and third quarters of 2008.

Sign-on bonuses and severance expense decreased significantly to $20,000 for the second quarter of 2009 from $513,000 for the second quarter a year ago. For the first six months of 2009, sign-on bonuses and severance decreased to $279,000, compared to $1.9 million for the first half of 2008. The expense in the first six months of 2009 was primarily severance expense related to our cost control measures. The expense in the first six months of 2008 was primarily signing bonuses to attract new employees and also included severance related to senior management changes and the repositioning of certain of our supporting staff.

Incentives, commissions, and retirement benefits increased slightly during the second quarter of 2009 to $1.3 million, as compared to $1.2 million during the second quarter of 2008, as a result of an increase in sales incentives. For the first six months of 2009, incentives, commissions, and retirement benefit expense were $2.2 million, compared to $3.2 million for the first half of 2008, a decrease of $983,000, or 31.0%. The lower expense in 2009 was caused by a decrease in employee benefit plan accruals and expense in the first half of 2008, including accruals for our cash-based employee incentive program.

Our FDIC insurance premium increased in 2009, compared to 2008 because of an industry wide special assessment and a general increase in premiums for all financial institutions. FDIC insurance premiums were $4.4 million in the second quarter of 2009, compared to $586,000 in the same quarter a year ago, and increase of $3.8 million. Our FDIC insurance expense for the first half of 2009 was $5.9 million compared with $1.1 million for the first six months of 2008, an increase of $4.8 million. FDIC insurance premiums in the second quarter of 2009 included an industry-wide special assessment to help recapitalize the FDIC’s Deposit

Insurance Fund. Our share of the special assessment was $2.1 million. The FDIC has indicated that an additional special assessment may also occur in the third or fourth quarter of 2009, but no such assessment has been approved by the FDIC. In addition to the special assessments and the general increase in the assessment rates, we have also elected to participate in the FDIC’s Transaction Account Guarantee Program, which has and is likely to continue to cause an increase in our insurance premiums.

Legal fees were $1.7 million in the second quarter of 2009, compared to $769,000 in the same quarter in 2008. For the first six months of 2009, legal fees totaled $2.8 million, as compared to $1.4 million during the same six month period a year ago. Higher legal fees were incurred due to the elevated level of nonperforming assets and loans in our work-out area.

Nonperforming asset expenses totaled $224,000 during the second quarter of 2009 compared to $2.5 million during the second quarter of 2008. The decrease was primarily due to the second quarter 2008 recognition of a $2.2 million liability for unfunded loan commitments associated with certain of our impaired loans. For the first six months of 2009, nonperforming asset expense was $978,000, as compared to $3.5 million during the first six months of 2008, a decrease of $2.5 million. The decrease was due to the $2.2 million liability for unfunded commitments recognized in 2008 and a decrease in the provisions to reduce the carrying value of certain other real estate owned. We expect that our nonperforming asset expense will continue to be significant in future periods because of the current high level of nonperforming assets and other real estate owned.

During the first six months of 2009, we incurred $527,000 of expense for the early redemption of approximately $29.0 million of above market rate brokered certificates of deposits, compared to $1.2 million of expense for the early redemption of approximately $115 million of above market rate brokered certificates of deposits in the first six months of 2008. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption. As of June 30, 2009, we do not have any additional brokered CDs that we can call at our option.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.9 million in the second quarter of 2009, a decrease of $667,000 as compared to the $4.6 million of expense during the second quarter of 2008. For the first six months of 2009, other noninterest expense was $8.0 million, compared to $9.0 million during the first six months of 2008, a decrease of $1.0 million, or 11.4%. The decline in expense during 2009 was largely due to a lower advertising, professional fees, business development, and decreases in other overhead expense categories as we focused on controlling costs in an effort to improve operating results.

Efficiency Ratio

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, less gains on the sale of investment securities). Generally, a lower efficiency ratio indicated that the entity is operating more efficiently. Our efficiency ratio was 67.89% in the second quarter of 2009 and 67.03% during the first six months of 2009. Without the $2.1 million FDIC special assessment, our efficiency ratio would have been 61.80% during the second quarter of 2009 and 63.85% during the first six months of 2009. In comparison, our efficiency ratio was 88.39% and 82.03% during the second quarter and first six months of 2008, respectively. The lower ratio in 2009 was primarily a result of an increase in total net interest income.

Income Taxes

Despite a pre-tax loss, we recorded income tax expense of $2.6 million during the second quarter of 2009 and $1.3 million for the first six months of 2009. Because of the valuation allowance on our deferred tax asset, we do not expect to be able to record an income tax benefit during 2009 related to the pre-tax loss incurred.

During the third quarter of 2008, we established a valuation allowance on our deferred tax assets when we concluded that based upon the weight of all available evidence, it was “more likely than not” that the deferred tax asset would not be realized. We evaluate the valuation allowance each period taking into account our inventory of deferred tax assets and liabilities, including those recorded on items included in equity as other comprehensive income, which are recorded net of tax. The valuation allowance increased $12.2 million during the first six months of 2009 to $58.6 million at June 30, 2009 as compared to $46.4 million at December 31, 2008. At June 30, 2009, the net deferred tax asset, after considering the $58.6 million valuation allowance, was $5.8 million, which was supported by remaining carry backs of income taxes paid in prior years and available tax planning strategies. See “Notes to Consolidated Financial Statements – Income Taxes” for additional details.

A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. Additional contributing factors to the income tax expense recorded in 2009 include the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. We expect additional expense of $1.1 million during the last six months of 2009 associated with the release of these residual tax effects.

During the second quarter of 2008 and the first six months of 2008, we recorded income tax benefits of $21.1 million and $22.2 million, respectively. At the end of the second quarter of 2008, we made the determination that we would realize the tax benefit associated with the pre-tax losses through the ability to carry back losses to recover taxes paid in previous years and through the generation of future taxable income.

FINANCIAL CONDITION

Overview

Total assets increased $159.4 million, or 3.6%, to $4.55 billion at June 30, 2009 from total assets of $4.39 billion at December 31, 2008, primarily the result of an increase in investment securities. Investment securities totaled $1.31 billion at June 30, 2009, an increase of $211.6 million, or 19.3% from year-end 2008. Total loans decreased $55.5 million, or 1.7%, to $3.18 billion at June 30, 2009. During the first six months of 2009, total deposits increased $73.5 million, or 2.3%, to $3.20 billion at June 30, 2009. In addition, other borrowings increased $39.7 million and notes payable and FHLB advances increased $55.0 million during the first half of 2009. Total stockholders’ equity at June 30, 2009 was $271.6 million, compared to $307.1 million at December 31, 2008, a decrease of $35.5 million, or 11.5%.

Investment Securities

Investment securities totaled $1.31 billion at June 30, 2009, compared to $1.09 billion at December 31, 2008, an increase of $211.6 million, or 19.3%. During the first six months of 2009, we increased our investment portfolio in an effort to increase interest-earning assets and enhance our net interest margin by extending the duration of the portfolio. Since year-end 2008, we purchased $654.8 million of investment securities, including $60.0 million of government agency securities and $594.0 million of mortgage-backed securities, primarily issued by government sponsored enterprises. A portion of the securities purchased were funded with proceeds from the sale of $206.9 million of mortgage-backed securities during the second quarter of 2009. During that quarter, we elected to sell certain of our higher rate, mortgage-back securities, at a gain of $7.6 million, which had been experiencing higher than anticipated prepayments and that were no longer consistent with our asset and liability management strategy. We reinvested the proceeds from the sales in other agency mortgage-backed securities which had expected prepayments that better fit our strategy. In addition, during the first quarter of 2009, we sold $47.8 million of short duration mortgage-related securities, at a gain of $664,000, to provide additional funding for the purchase of the longer duration securities. The overall weighted-average life of our investment portfolio at June 30, 2009 was approximately 6.5 years, compared to approximately 6.0 years at December 31, 2008.

As of June 30, 2009, mortgage-related securities comprised approximately 82% of our investment portfolio, of which, over 97% were securities issued by government and government-sponsored enterprises. The following table shows the composition of our mortgage-related securities as of June 30, 2009 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$931,552	$89,552	$1,021,104	$947,740	$93,423	$1,041,163
Private Issuers	11,967	23,513	35,480	6,860	21,758	28,618

	$943,519	$113,065	$1,056,584	$954,600	$115,181	$1,069,781

At June 30, 2009, we had a net unrealized gain of $14.4 million in our available-for-sale investment portfolio, which was comprised of $25.1 million of gross unrealized gains and $10.7 million of gross unrealized losses. The gross unrealized losses at June 30, 2009 related to 85 investment securities with a carrying value of $415.7 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are analyzed further to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the 85 securities with gross unrealized losses at June 30, 2009, only 20 securities have been in a loss position for 12 months or more and none had other-than-temporary impairment.

In comparison, at December 31, 2008, we had a net unrealized gain of $20.2 million, which was comprised of $27.9 million of gross unrealized gains and $7.7 million of gross unrealized losses. In addition, during the fourth quarter of 2008, as part of our quarterly evaluation, we recognized a charge of $2.4 million for other-than-temporary impairment on one private-label mortgage-related security to write-down this security to the estimated fair value.

On April 1, 2009, we adopted FASB Staff Position FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends existing other-than-temporary impairment guidance and requires the retroactive application, as an adjustment through retained earnings, for any security for which other-than-temporary impairment had been recognized in the consolidated statement of operations for the cumulative effect of applying this FSP with a corresponding adjustment to accumulated other comprehensive income. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details. We did not recognize any additional credit loss on this private-label mortgage-related security or any other investment security in our portfolio during the second quarter of 2009.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock, based on the Bank’s asset size and the amount of borrowings from the FHLB. In recent quarters, the Bank has increased its use of FHLB advances to support asset growth. As a result, we have been required to increase our stock holdings. At June 30, 2009, we held $27.3 million of FHLB stock and maintained $505.0 million of FHLB advances. Currently, we do not have any FHLB debt securities in our investment portfolio. The FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and we believe no impairment has occurred.

In the third quarter of 2009, we purchased a participation interest in 20 pools of residential mortgage loans in four tranches with an aggregate outstanding principal balance of approximately $100.8 million. As of the date of this filing, certain of the mortgage loans have been pooled into pass-through certificates to be issued by a mortgage originator and guaranteed by the Government National Mortgage Association, otherwise known as Ginnie Mae. These certificates have been purchased by investors and we have received payments of approximately $16.9 million from these investors. We learned that Ginnie Mae has removed the originator of the residential mortgage loans from its list of eligible issuers, which may impact the ability of the remaining mortgage loans to be sold to investors in Ginnie Mae pass-through certificate offerings as originally contemplated. We are currently exploring the use of alternate issuers eligible under Ginnie Mae as well as other disposition strategies for the remaining mortgage loans.

Loans

During the first six months of 2009, total loans decreased $55.5 million, or 1.7%, to $3.18 billion at June 30, 2009. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $64.5 million, or 2.1%, while consumer-oriented loans increased $9.0 million. The decrease in commercial loans during the first half of 2009 consisted of a $106.1 million, or 7.1%, decrease in C&I loans, a $37.0 million, or 10.6%, decrease in residential construction and land loans and a $17.5 million, or 9.6%, decrease in commercial construction and land loans. These decreases were partly offset by a $96.0 million, or 9.1%, increase in commercial real estate secured loans.

The composition of our loan portfolio as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$1,379,615	44%	$1,485,673	46%
Commercial real estate secured	1,154,971	36	1,058,930	33
Residential construction & land	312,978	10	349,998	11
Commercial construction & land	163,965	5	181,454	5
Consumer-oriented loans	166,220	5	157,222	5

Gross loans	$3,177,749	100%	$3,233,277	100%

At June 30, 2009, C&I loans accounted for 44% of the loan portfolio and totaled $1.38 billion, a decrease of $106.1 million, or 7.1%, compared to $1.49 billion at December 31, 2008. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. We continue to actively develop new customer relationships and originate C&I loans, as part of a larger, strategic realignment of our balance sheet. At the same time, we began to reduce our credit exposure to certain types of customers where we did not feel the risk/return characteristics were consistent with new opportunities in the market place. This realignment, along with a decline in the usage rates on available lines of credits, has caused a reduction in our C&I loan balances.

Our commercial real estate secured loans increased $96.0 million, or 9.1%, to $1.15 billion at June 30, 2009, as compared to $1.06 billion at December 31, 2008. The increase was due to increases in loans secured by both owner and non-owner occupied commercial properties. Approximately 87% of the total commercial real estate secured portfolio is loan secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. The portion of this portfolio related to residential construction and land decreased by $37.0 million, or 10.6%, to $313.0 million at June 30, 2009, as compared to $350.0 million at December 31, 2008. The residential real estate construction portfolio accounted for 10% of the total loan portfolio at June 30, 2009, down from 11% of the total loan portfolio at December 31, 2008. We expect that the slow down in the residential real estate market will continue to impact the amount of loans in this portion of our commercial loan portfolio, and we are actively trying to reduce our exposure to this portion of the loan portfolio. Our commercial construction and land portfolio declined $17.5 million, or 9.6%, to $164.0 million at June 30, 2009, as compared to $181.5 million at December 31, 2008, and comprised 5% of the total loan portfolio.

The composition of our residential real estate-construction portfolio was as follows as of the dates indicated:

	June 30, 2009			December 31, 2008
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$100,086	32%	3%	$105,526	30%	3%
Condo (new & conversions)	81,812	26	3	95,705	27	3
Multi-family	58,909	19	2	57,495	17	1
Completed for sale	8,858	3	*	16,830	5	1

Total residential construction	249,665	80	8	275,556	79	8
Land – unimproved & farmland	43,050	14	1	52,321	15	2
Land – improved & entitled	3,282	1	*	3,921	1	*
Land – under development	16,981	5	1	18,200	5	1

Total land	63,313	20	2	74,442	21	3

Total residential construction and land	$312,978	100%	10%	$349,998	100%	11%

*	Represents less than 1%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, totaled $166.2 million at June 30, 2009. Consumer-oriented loans account for approximately 5% of the total loan portfolio. At June 30, 2009, the largest categories of consumer-oriented loans are home equity loans and lines of credit, which totaled $94.5 million, and residential real estate mortgage loans, which totaled $55.0 million.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2009	Dec. 31, 2008	June 30, 2008
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$379	$153	$1,588
Nonaccrual loans
Commercial and industrial	38,554	42,263	12,759
Commercial real estate secured	30,856	23,068	14,246
Residential construction & land	101,921	114,160	116,376
Commercial construction & land	11,266	14,934	7,388
All other loan types	6,840	5,802	2,103

Total nonaccrual loans	189,437	200,227	152,872

Total nonperforming loans	189,816	200,380	154,460
Other real estate owned	20,049	13,179	4,280
Other repossessed assets	3,021	—	—

Total nonperforming assets	$212,886	$213,559	$158,740

Restructured loans not included in nonperforming assets	$4,375	$—	$—
Nonperforming loans to total loans	5.97%	6.20%	5.67%
Nonperforming assets to total loans plus repossessed property	6.65%	6.58%	5.81%
Nonperforming assets to total assets	4.68%	4.87%	4.27%

Nonperforming assets were $212.9 million, or 4.68% of total assets on June 30, 2009, compared to $213.6 million, or 4.87% of total assets on December 31, 2008, and $158.7 million, or 4.27% of total assets on June 30, 2008. Within total nonperforming assets at June 30, 2009, nonperforming loans decreased $10.6 million to $189.8 million, while other real estate owned and repossessed assets increased $9.9 million to $23.1 million at June 30, 2009. While total nonperforming assets were relatively unchanged during the first six months of 2009, we charged-off $51.3 million of nonperforming commercial loans and transferred $15.9 million of loans to other real estate owned and repossessed assets.

Residential construction and land loans continue to be the largest category of nonaccrual loans and comprise approximately 54% of all nonaccrual loans. The continued downturn in the residential housing market has negatively impacted many of our residential real estate development customers and resulted in the high level of nonperforming loans. Nonperforming residential construction and loan loans totaled $101.9 million at June 30, 2009 as compared to $114.2 million at December 31, 2008.

Commercial and industrial loans, the second largest category of nonperforming loans, decreased to $38.6 million at June 30, 2009 from $42.3 million at year-end 2008. Charge-offs and loan pay downs during the first six months of 2009 were partly offset by new commercial and industrial loans transferred to a nonaccrual status. Nonperforming commercial real estate secured loans increased $7.8 million during the first six months of 2009 to $30.9 million from $23.1 million at December 31, 2008. New nonaccrual loans, partly offset by charge-offs and loan pay downs produced the increase in this category.

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. For impaired loans that are secured by real estate, our general practice is to use current appraisals to determine the appropriate allowance. Impaired loans at June 30, 2009 were $197.7 million, as compared to $206.7 million at December 31, 2008. While total impaired loans decreased during the first six months of 2009, the allowance for loan losses related to impaired loans increased to $69.0 million at June 30, 2009, as compared to $41.5 million at December 31, 2008.

Information about our impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2009	Dec. 31, 2008	June 30, 2008
	(in thousands)
Recorded balance of impaired loans	$197,675	$206,705	$176,730
Allowance for loan losses related to impaired loans	68,963	41,451	51,298

The composition of our impaired loans and the related allowance at June 30, 2009 was as follows:

	Impaired Loans	Allowance for Losses
	(in thousands)
Commercial and industrial	$47,451	$22,563
Commercial real estate secured	30,856	3,513
Residential construction and land	108,102	40,497
Commercial construction and land	11,266	2,390

Total Impaired loans and allowance	$197,675	$68,963

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended		For Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(dollars in thousands)
Average total loans	$3,187,740	$2,558,406	$3,212,998	$2,521,717

Total loans at end of period	$3,177,739	$2,725,855	$3,177,739	$2,725,855

Allowance for loan losses:
Allowance at beginning of period	$130,282	$64,193	$128,548	$54,681
Net (charge-offs) recoveries:
Commercial and commercial real estate	(21,691)	(4,191)	(27,003)	(4,355)
Real estate—construction	(15,110)	(4,237)	(23,558)	(5,924)
Residential real estate mortgages and consumer loans	(61)	(378)	(130)	(765)

Total net charge-offs	(36,862)	(8,806)	(50,691)	(11,044)
Provision for loan losses	39,507	49,355	55,070	61,105

Allowance at end of period	$132,927	$104,742	$132,927	$104,742

Annualized net charge-offs to average total loans	4.63%	1.38%	3.16%	0.88%
Allowance to total loans at end of period	4.18%	3.84%	4.18%	3.84%
Allowance to nonperforming loans	70.03%	67.81%	70.03%	67.81%

Our allowance for loan losses was $132.9 million at June 30, 2009, or 4.18% of end-of-period loans and 70.03% of nonperforming loans. At June 30, 2008, the allowance for loan losses was $104.7 million, which represented 3.84% of end-of-period loans and 67.81% of nonperforming loans. Net charge-offs during the second quarter of 2009 were $36.9 million, or 4.63% of average loans on an annualized basis. In comparison, net charge-offs during the second quarter of 2008 were $8.8 million, or 1.38% of average loans on an annualized basis. For the first six months of 2009, net charge-offs totaled $50.7 million, or 3.16% of average loans on an annualized basis, as compared to net charge-offs of $11.0 million, or 0.88% of average loans, during the first six months of 2008. Net charge-offs have increased as a result of the increase in the volume of nonperforming and impaired loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $39.5 million for the second quarter of 2009, compared to $49.4 million for the second quarter of 2008. The provision for loan losses was $55.1 million during the first half of 2009 compared to $61.1 million during the first half of 2008. The persistent weak economic environment and the continued high level of nonperforming loans, impaired loans, and charge-offs and the amount of performing loans that have been assessed by us as having higher credit risk, and, therefore, receiving heightened monitoring, all factored into the continued high level of the provision for loan losses in recent periods. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting periods.

Deposits

Total deposits at June 30, 2009 increased $73.5 million to $3.20 billion at June 30, 2009 from $3.13 billion at December 31, 2008. During 2009, we began an in-market deposit initiative designed to increase our core in-market deposits and reduce our reliance on brokered and out-of-market deposits. Total in-market deposits were $2.35 billion at June 30, 2009, an increase of $336.4 million, or 16.7%, as compared to December 31, 2008. Total in-market deposits represent 73% of total deposits at June 30, 2009, up from 64% at December 31, 2008.

Total in-market deposits were $2.35 billion at June 30, 2009 as compared to $2.01 billion at December 31, 2008. Noninterest-bearing deposits increased $126.7 million to $597.7 million at June 30, 2009, primarily due to our efforts to increase our relationship-based core deposits. In addition, time deposits maintained through the CDARS network increased $161.6 million and money market accounts increased $79.9 million. These increases were partly offset by lower customer certificates of deposits, which decreased $39.9 million. Total out-of-market deposits decreased $262.9 million to $855.4 million at June 30, 2009 from $1.12 billion at year-end 2008. Higher funding provided by in-market deposits allowed us to reduce reliance on brokered funds, such as brokered and out-of-local market CDs. As a result, brokered and out-of-market CDs decreased by $198.8 million and brokered money market accounts were lower by $63.8 million.

The following table sets forth the period end balances of total deposits as of each of the dates indicated below, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
In-market deposits:
Noninterest bearing deposits	$597,734	$470,990
NOW accounts	237,617	218,146
Savings accounts	41,784	42,275
Money market accounts	400,591	320,691
Customer certificates of deposit	830,268	870,183
CDARS time deposits	167,315	5,670
Public time deposits	73,867	84,831

Total in-market deposits	2,349,176	2,012,786

Out-of-market deposits:
Brokered NOW accounts	—	305
Brokered money market deposits	9,584	73,352
Out-of-local-market certificates of deposit	107,525	136,470
Brokered certificates of deposit	738,289	908,133

Total out-of-market deposits	855,398	1,118,260

Total deposits	$3,204,574	$3,131,046

Average deposits for the first six months of 2009 increased $470.2 million to $3.15 billion, compared to $2.66 billion for the first six months of 2008. Total time deposits increased $474.1 million during the first half of 2009 as compared to the first half of 2008. The increase was comprised of higher local-market certificates of deposit of $254.7 million and brokered certificates of deposit of $190.3 million, as we increased both of these sources of funds during the second half of 2008 to fund asset growth. In addition, between the two year-to-date periods, NOW accounts increased by $154.3 million, while money market accounts declined by $265.7 million primarily due to the transfer of a large depositor’s balances from money market to a NOW account and a reduction in balances by another large depositor during the latter half of 2008.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$548,766	17.4%	—%	$392,828	14.6%	—%
NOW accounts	228,024	7.2	1.58	73,380	2.7	0.41
Money market accounts	432,053	13.7	0.83	741,333	27.7	2.26
Savings deposits	42,183	1.3	0.08	47,325	1.8	0.17
Time deposits:
Certificates of deposit	851,811	27.0	3.71	597,147	22.2	4.49
Out-of-local-market certificates of deposit	117,256	3.7	3.74	157,171	5.9	4.76
Brokered certificates of deposit	795,380	25.3	3.93	605,056	22.5	4.86
CDARS time deposits	67,267	2.1	1.49	—	—	—
Public Funds	72,563	2.3	2.42	70,846	2.6	3.87

Total time deposits	1,904,277	60.4	3.68	1,430,220	53.2	4.65

Total deposits	$3,155,303	100.0%		$2,685,086	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Period-end other borrowings increased $39.7 million to $315.2 million at June 30, 2009, as compared to $275.6 million at December 31, 2008. Most of the increase was a result of higher federal funds purchased which increased by $28.8 million to $83.3 million at June 30, 2009. In addition, overnight securities sold under agreements to repurchase increased by $8.3 million during the first six months of 2009 and represent collateralized financing transactions executed primarily with local Bank customers.

At June 30, 2009, subject to available collateral, the Bank had pre-approved repurchase agreement lines of $200 million and pre-approved overnight federal funds borrowing lines of $105 million. In comparison, at December 31, 2008 we had pre-approved repurchase agreement lines of $390 million and pre-approved overnight federal funds borrowing lines of $95 million. The decrease in our pre-approved repurchased agreement lines during the first six months of 2009 was primarily due to reduced availability industry-wide as a result of general market conditions.

Notes Payable and FHLB Advances

At both June 30, 2009 and December 31, 2008, we had $12.0 million outstanding under our $15.0 million revolving credit facility. The facility is scheduled to mature on March 31, 2010. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of June 30, 2009, we were in compliance with these covenants.

Borrowings from the FHLBC increased $55.0 million during the first six months of 2009 to $505.0 million at June 30, 2009, compared to $450.0 million as of December 31, 2008. We have increased our use of FHLB advances in recent periods to fund asset growth and the increase in our investment portfolio. We have primarily used overnight or short-term FHLB advances with rates that float daily, taking advantage of the low interest rate environment. At June 30, 2009 and December 31, 2008 the Company had additional borrowing capacity at the FHLB of $196.6 million and $146.7 million, respectively.

Junior Subordinated Debentures

At June 30, 2009, we had $45.4 million of 9.75% fixed rate junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, which are currently callable at par, at our option. Unamortized issuance costs relating to these debentures were $2.4 million on June 30, 2009. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

At June 30, 2009, we also had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II, our wholly-owned statutory trust. These junior subordinated debentures pay a variable interest rate based upon the 3 month LIBOR plus 2.68%. We can redeem all or part of the debentures at any time, subject to regulatory approval, at par.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. The notes were issued with detachable warrants to purchase up to 900,000 shares of our common stock at an exercise price of $10.00 per share. At June 30, 2009, the subordinated notes reported on the Consolidated Balance Sheet totaled $55.5 million, which was net of $4.5 million of unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheet. The discount is being amortized as an additional interest expense of the subordinated notes, over the remaining contractual life of the notes.

CAPITAL RESOURCES

At June 30, 2009 and December 31, 2008, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$444,805	12.51%	>$284,460	>8.00%	>$355,575	>10.00%
Cole Taylor Bank	399,328	11.24	284,137	>8.00	355,171	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	343,747	9.67	142,230	>4.00	213,345	>6.00
Cole Taylor Bank	298,319	8.40	142,069	>4.00	213,103	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	343,747	7.52	182,821	>4.00	228,526	>5.00
Cole Taylor Bank	298,319	6.54	182,506	>4.00	228,132	>5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	372,377	10.22	>145,748	>4.00	>218,622	>6.00
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	372,377	8.73	>170,682	>4.00	>213,352	>5.00
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	>212,857	>5.00

All of our capital ratios declined during the first six months of 2009 primarily due to a decrease in regulatory capital caused by our net loss. However, a decrease in risk-weighted assets partly offset the impact of lower regulatory capital for the total capital and Tier I capital to risk-weighted assets ratios. During the first half of 2009, total risk weighted assets decreased, despite an increase in total assets, because of a shift in the mix of our total asset to lower risk-weighted investment securities from the higher risk-weighted loans. Our ratio of Tier I capital to average assets decreased to a larger extent than the total capital and Tier I capital to risk-weighted asset ratios due to both the decline in regulatory capital and an increase in average assets.

The Bank’s total and Tier I capital to risk-weighted asset ratios increased during the first six months of 2009 primarily due to the decrease in risk-weighted assets caused by a shift in the composition of assets towards the lower risk-weighted assets investment balances from the higher risk-weighted loan balances. The Bank’s regulatory capital declined slightly during the first six months of 2009 as the Bank’s net loss was partly offset by a $15.0 million capital contribution made by us to the Bank. The Bank’s Tier I capital to average asset ratio declined due to both an increase in average assets and the slight decrease in regulatory capital.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the first six months of 2009 or during all of 2008. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

We did not pay a dividend on our common stock during the first two quarters of 2009. We declared a $0.10 per share common dividend during the first quarter of 2008 totaling $1.1 million. During the first half of 2009, we declared each of the quarterly dividends on each of our Series A and Series B Preferred stock, totaling $4.9 million in the aggregate.

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

LIQUIDITY

We have taken steps to strengthen our liquidity position during the first six months of 2009 and reduce our reliance on out-of-market deposit balances. As total deposits increased during the first half of 2009, in-market deposits increased $336.4 million, while total out-of-market deposits decreased by $262.9 million. In addition, we increased our borrowings from the FHLB by $55.0 million and other borrowings increased by $39.7 million. Other cash inflows included $254.8 million from the sale of available for sale investment securities and $193.0 million of maturities and repayments of investment securities.

Cash outflows during the six months included $618.2 million for the purchase of available for sale investment securities and the payment of $5.1 million in dividends on our Series A and Series B Preferred stock.

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

At the holding company level, cash and cash equivalents totaled $55.0 million at June 30, 2009, as compared to $76.5 million at December 31, 2008. Cash outflows during the first half of 2009 included a $15.0 capital contribution to the Bank, $5.1 million for the payment of dividends on our Series A and Series B Preferred stock, and $3.4 million of interest paid on our junior subordinated debentures. The Company also had $3.0 million of availability under its revolving line of credit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At June 30, 2009, we had $800 million of undrawn commitments to extend credit and $97 million of financial and performance standby letters of credit. In comparison, at December 31, 2008, we had $928 million of undrawn commitments to extend credit and $87 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, a liability for $2.1 million and $2.9 million, respectively, was established for commitments under standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at June 30, 2009:

Product	Notional Amount	Strike Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	$181,589	Pay 4.32% Receive 0.583%	3.6 yrs	$(10,348)
Interest Rate Swap—receive fixed/pay variable	181,589	Receive 4.32% Pay 0.583%	3.6 yrs	10,522

Total	$363,178

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At June 30, 2009, our only derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges.

In January 2009, we terminated a $100 million notional amount interest rate swap that was not designated as an accounting hedge at the time of termination. Previously, we had designed this derivative as a cash flow hedge, however, we had discontinued hedge accounting in December 2008 when we determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. Changes in fair value of the swap from the period that the hedge designations were removed until the swap was sold in January 2009 were included in other derivative income in noninterest income. Other derivative income during the first six months of 2009 included a $33,000 loss because of a decrease in fair value from December 31, 2008 to the date of the sale.

For additional information concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies—Derivative Financial Instruments” and “Notes to Consolidated Financial Statements – Derivative Financial Instruments” included in this Quarterly Report on Form 10-Q.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be $2.0 million, or 1.7%, lower than the net interest income in the rates unchanged scenario at June 30, 2009. Because of the use of actual or implied interest rate floors in our loan portfolio, as rates increase in the rising rate scenario, a portion of our portfolio of variable rate loans may not adjust to the initial increase in market rates. As a result, our interest bearing liabilities may be more sensitive to the higher rates than our interest-earning assets, resulting in a decrease in net interest income in the rising rate scenario. At December 31, 2008, the projected variance in the rising rate scenario was $6.8 million, or 6.3%, higher than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both June 30, 2009 and December 2008.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	June 30, 2009		At December 31, 2008
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(2,040)	(1.7%)	$6,805	6.3%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the only source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material financial impact on our consolidated financial statements, however, all future references to authoritative literature will reference the ASC. (FASB ASC 105-10).

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS No. 167 significantly changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently assessing the impact the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”). SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently assessing the impact the adoption of SFAS 166 will have on our consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 on April 1, 2009 and the adoption had no material impact on our consolidated financial statements. (FASB ASC 855-10)

In April 2009, FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 as of April 1, 2009 and the adoption had no material impact on our consolidated financial statements. See “Notes to Consolidated Financial Statements – Fair Value” for additional details. (FASB ASC 825-10-65)

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value (in accordance with SFAS 157, “Fair Value Measurements”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate if a transaction is not orderly. We adopted FSP FAS 157-4 as of April 1, 2009 and the adoption had no material impact on our consolidated financial statements. (FASB ASC 820-10-65).

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FAS FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance currently included in U.S. GAAP for debt securities to improve presentation and disclosure. We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. Upon adoption, we were required to apply this FSP to any securities that had previously had other-than-temporary impairment recognized through the Statement of Operations and recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details on the adoption of this FSP. (FASB ASC 320-10-65)

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 provides guidance that unvested share-based payment awards that contain nonforfeitable rights to dividends or equivalents shall be included in the computation of EPS pursuant to the two-class method under FASB Statement 128. We adopted FSP EITF 03-6-1 on January 1, 2009 and the adoption had no impact on our consolidated financial statements. (FASB ASC 260-10)

In June 2008, FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies whether certain conversion features of freestanding financial instruments should be accounted for as derivative instruments under the provisions of FASB 133. We adopted EITF 07-5 on January 1, 2009 and the adoption had no impact on our consolidated financial statements. (FASB ASC 815-40)

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements. (FASB ASC 815-10)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. We adopted SFAS 160 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements. (FASB ASC 810-10).

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

	2009 Quarter Ended		2008 Quarter Ended				2007 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$55,715	$54,317	$54,624	$50,764	$46,406	$52,654	$56,879	$57,483
Interest expense	25,335	26,971	30,210	28,866	24,841	28,180	31,392	31,176

Net interest income	30,380	27,346	24,414	21,898	21,565	24,474	25,487	26,307
Provision for loan losses	39,507	15,563	30,353	52,700	49,355	11,750	23,000	3,400
Noninterest income	12,137	5,343	1,085	3,220	4,030	4,102	3,882	5,563
Noninterest expense	23,707	21,165	21,630	27,301	22,623	21,816	17,515	18,059
Goodwill impairment	—	—	—	—	—	—	23,237	—

Income (loss)before income taxes	(20,697)	(4,039)	(26,484)	(54,883)	(46,383)	(4,990)	(34,383)	10,411
Income taxes (benefit)	2,558	(1,221)	(11,648)	25,653	(21,067)	(1,150)	(5,118)	3,190

Net income (loss)	(23,255)	(2,818)	(14,836)	(80,536)	(25,316)	(3,840)	(29,265)	7,221
Preferred dividends and discounts	(2,868)	(2,862)	(2,150)	(16,680)	—	—	—	—

Net income (loss) available to common stockholders	$(26,123)	$(5,680)	$(16,986)	$(97,216)	$(25,316)	$(3,840)	$(29,265)	$7,221

Earnings (loss) per share:
Basic	$(2.49)	$(0.54)	$(1.62)	$(9.30)	$(2.42)	$(0.37)	$(2.78)	$0.68
Diluted	(2.49)	(0.54)	(1.62)	(9.30)	(2.42)	(0.37)	(2.78)	0.67

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 11, 2009. The following matters were voted on at the meeting:

1.	The election of thirteen directors by common stockholders set forth below:

Director	For	Withheld
Bruce W. Taylor	13,684,486	102,784
Mark A. Hoppe	13,724,106	63,164
Ronald L. Bliwas	13,684,977	102,293
Ronald D. Emanuel	13,682,814	104,456
M. Hill Hammock	13,330,495	456,775
Michael H. Moskow	13,735,120	52,150
Louise O’Sullivan	13,282,827	504,443
Melvin E. Pearl	13,280,389	506,881
Shepherd G. Pryor, IV	13,714,098	73,172
Harrison I. Steans	13,746,670	40,600
Jennifer W. Steans	13,745,670	41,600
Jeffrey W. Taylor	13,680,291	106,979
Richard W. Tinberg	13,062,942	724,328

Each of these individuals will serve on our Board of Directors for a one-year term or until their successor is elected and qualified.

2.	Proposal to amend Section 3.2 of our Third Amended and Restated By-laws to establish that the number of directors constituting our Board of Directors shall be within a permitted range of a minimum of eleven (11) directors up to a maximum of fifteen (15) directors:

For:	13,717,694
Against:	24,064
Abstain:	45,512

3.	Vote on the election of C. Bryan Daniels to our Board of Directors for a one-year term:

For:	13,732,608
Against:	54,662

4.	Ratification of advisory proposal to approve the compensation of executive officers as described in the proxy statement:

For	12,070,886
Against	868,803
Abstain	847,581

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 26, 2002).

4.3	First Amendment to Loan and Subordinated Debenture Purchase Agreement, dated as of November 27, 2003, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K filed March 11, 2004).

4.4	Second Amendment to Loan and Subordinated Debenture Purchase Agreement, dated June 8, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q filed August 6, 2004).

4.5	Third Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 9, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 10, 2004).

4.6	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 12, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 18, 2006).

4.7	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 28, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K filed March 15, 2007).

4.8	Sixth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 24, 2008, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed March 31, 2008).

Exhibit Number	Description of Exhibits

4.9	Seventh Amendment to Loan and Subordinated Debenture Purchase Agreement, dated September 24, 2008, by and between Taylor Capital Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.10	Eighth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 2, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2009.)

4.11	Ninth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 10, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2009.)

4.12	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.13	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.14	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.15	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

10.1	Senior Officer Change in Control Severance Plan

10.2	Senior Officer Change in Control Agreement between Taylor Capital Group, Inc. and Lawrence Ryan, dated June 19, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 13, 2009
/s/ BRUCE W. TAYLOR
Bruce W. Taylor Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte Chief Financial Officer (Principal Financial and Accounting Officer)