Form 10-Q
period 2009-09-30
TAYLOR CAPITAL GROUP INC
filed 2009-11-12
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 6, 2009, there were 11,078,011 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,484	$52,762
Federal funds sold	—	200
Short-term investments	49	50

Total cash and cash equivalents	47,533	53,012
Investment securities:
Available-for-sale, at fair value	1,306,098	1,094,569
Held-to-maturity, at amortized cost (fair value of $25 at December 31, 2008)	—	25
Loans held for sale, at lower of cost or market	102,765	—
Loans, net of allowance for loan losses of $107,132 and $128,548 at September 30, 2009 and December 31, 2008, respectively	2,904,357	3,104,713
Premises, leasehold improvements and equipment, net	15,742	17,124
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	35,741	29,630
Other real estate and repossessed assets, net	20,313	13,179
Other assets	52,532	76,637

Total assets	$4,485,081	$4,388,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$615,590	$470,990
Interest-bearing	2,437,139	2,660,056

Total deposits	3,052,729	3,131,046
Other borrowings	327,692	275,560
Accrued interest, taxes and other liabilities	56,440	71,286
Notes payable and other advances	617,000	462,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,593	55,303

Total liabilities	4,196,061	4,081,802

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized at September 30, 2009 and December 31, 2008:
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, $25.00 liquidation value	60,000	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at September 30, 2009 and December 31, 2008, $1,000 liquidation value	98,474	97,314
Common stock, $.01 par value; 45,000,000 shares authorized at September 30, 2009 and December 31, 2008; 12,030,679 and 12,068,604 shares issued at September 30, 2009 and December 31, 2008, respectively; 11,078,011 and 11,115,936 shares outstanding at September 30, 2009 and December 31, 2008, respectively	120	121
Surplus	225,951	224,872
Accumulated deficit	(104,708)	(69,294)
Accumulated other comprehensive income, net	33,819	18,710
Treasury stock, at cost, 952,668 shares at September 30, 2009 and December 31, 2008	(24,636)	(24,636)

Total stockholders’ equity	289,020	307,087

Total liabilities and stockholders’ equity	$4,485,081	$4,388,889

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$40,749	$40,069	$119,668	$117,047
Interest and dividends on investment securities:
Taxable	13,921	8,664	42,179	27,019
Tax-exempt	1,360	1,449	4,203	4,387
Interest on cash equivalents	3	582	15	1,371

Total interest income	56,033	50,764	166,065	149,824

Interest expense:
Deposits	16,629	23,456	54,911	65,035
Other borrowings	2,210	2,364	6,618	7,454
Notes payable and other advances	1,718	1,298	4,956	4,045
Junior subordinated debentures	1,477	1,715	4,618	5,320
Subordinated notes	1,624	33	4,861	33

Total interest expense	23,658	28,866	75,964	81,887

Net interest income	32,375	21,898	90,101	67,937
Provision for loan losses	15,539	52,700	70,609	113,805

Net interest income (loss) after provision for loan losses	16,836	(30,802)	19,492	(45,868)

Noninterest income:
Service charges	2,892	2,256	8,481	6,677
Trust and investment management fees	332	894	1,341	2,736
Mortgage banking, net	(1,351)	—	(1,305)	23
Gains on investment securities	378	—	8,637	—
Other derivative income	108	154	1,380	1,106
Other noninterest income	1,017	(84)	2,322	810

Total noninterest income	3,376	3,220	20,856	11,352

Noninterest expense:
Salaries and employee benefits	10,440	14,948	31,976	37,747
Occupancy of premises	2,017	1,943	6,079	5,773
Furniture and equipment	531	830	1,625	2,498
FDIC assessment	2,314	779	8,213	1,891
Legal fees, net	1,430	1,841	4,225	3,195
Non-performing asset expense	2,295	1,398	3,273	4,877
Early extinguishment of debt	—	412	527	1,606
Other noninterest expense	3,489	5,150	11,470	14,153

Total noninterest expense	22,516	27,301	67,388	71,740

Loss before income taxes	(2,304)	(54,883)	(27,040)	(106,256)
Income tax expense	144	25,653	1,481	3,436

Net loss	(2,448)	(80,536)	(28,521)	(109,692)
Preferred dividends and discounts	(2,873)	—	(8,603)	—
Implied non-cash preferred dividends	—	(16,680)	—	(16,680)

Net loss applicable to common shareholders	$(5,321)	$(97,216)	$(37,124)	$(126,372)

Basic loss per common share	$(0.51)	$(9.30)	$(3.54)	$(12.10)
Diluted loss per common share	(0.51)	(9.30)	(3.54)	(12.10)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$60,000	$97,314	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Adoption of FSP FAS115-2 and 124-2, effective April 1, 2009	—	—	—	—	1,710	(1,033)	—	677
Preferred stock issuance cost, Series B	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	(1)	1,628	—	—	—	1,627
Tax benefit on stock awards	—	—	—	(522)	—	—	—	(522)
Comprehensive loss:
Net loss	—	—	—	—	(28,521)	—	—	(28,521)
Change in unrealized gains on available-for-sale investment securities, net of income taxes and reclassification adjustment	—	—	—	—	—	19,232	—	19,232
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(3,090)	—	(3,090)

Total comprehensive loss								(12,379)

Preferred stock dividends declared, Series A-$1.50 per share	—	—	—	—	(3,600)	—	—	(3,600)
Preferred stock dividends accumulated, Series B	—	1,160	—	—	(5,003)	—	—	(3,843)

Balance at September 30, 2009	$60,000	$98,474	$120	$225,951	$(104,708)	$33,819	$(24,636)	$289,020

Balance at December 31, 2007	$—	$—	$115	$197,214	$75,145	$6,418	$(24,636)	$254,256
Issuance of preferred stock, net of issuance costs	60,000	—	—	(3,652)	—	—	—	56,348
Discount from preferred stock beneficial conversion feature	(16,680)	—	—	16,680	—	—	—	—
Implied non-cash preferred dividend for beneficial conversion feature	16,680	—	—	—	(16,680)	—	—	—
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	4,692	—	—	—	4,692
Amortization of stock based compensation awards	—	—	—	1,483	—	—	—	1,483
Issuance of restricted stock grants	—	—	5	(5)	—	—	—	—
Exercise of stock options	—	—	—	30	—	—	—	30
Tax benefit on stock options exercised and stock awards	—	—	—	(183)	—	—	—	(183)
Comprehensive income (loss):
Net loss	—	—	—	—	(109,692)	—	—	(109,692)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	(7,905)	—	(7,905)
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	1,393	—	1,393
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(760)	—	(760)

Total comprehensive loss								(116,964)

Common stock dividends—$0.10 per share	—	—	—	—	(1,081)	—	—	(1,081)

Balance at September 30, 2008	$60,000	$—	$120	$216,259	$(52,308)	$(854)	$(24,636)	$198,581

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(28,521)	$(109,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(1,380)	(1,106)
Gains on investment sales	(8,637)	—
Amortization of premiums and discounts, net	(70)	(660)
Deferred loan fee amortization	(3,495)	(1,593)
Provision for loan losses	70,609	113,805
Loans purchased	(76,829)	—
Proceeds from loan sales	2,803	—
Depreciation and amortization	1,779	2,443
Deferred income tax expense	5,862	17,841
Losses on other real estate	1,243	770
Tax expense on stock options exercised or stock awards	(522)	(183)
Excess tax benefit on stock options exercised and stock awards	403	155
Cash received on termination of derivative instruments	6,630	3,934
Other, net	125	(1,333)
Changes in other assets and liabilities:
Accrued interest receivable	150	1,812
Other assets	6,117	(15,378)
Accrued interest, taxes and other liabilities	(14,196)	16,859

Net cash (used by) provided by operating activities	(37,929)	27,674

Cash flows from investing activities:
Purchases of available-for-sale securities	(708,879)	(40,044)
Proceeds from principal payments and maturities of available-for-sale securities	249,924	125,280
Proceeds from principal payments and maturities of held-to-maturity securities	25	—
Proceeds from sales of available-for-sale securities	276,657	—
Net (increase) decrease in loans	86,953	(598,876)
Net additions to premises, leasehold improvements and equipment	(397)	(3,575)
Net cash paid on sale of branch	—	(6,444)
Additions to foreclosed property	(342)	(810)
Net proceeds from sales of other real estate	9,515	3,281

Net cash used by investing activities	(86,544)	(521,188)

Cash flows from financing activities:
Net increase (decrease) in deposits	(80,052)	649,158
Net increase (decrease) in other borrowings	52,132	(83,824)
Proceeds from notes payable and other advances	155,000	157,000
Repayments of notes payable and other advances	—	(215,000)
Net proceeds from issuance of subordinated debt	—	58,908
Net proceeds from issuance of preferred stock	(27)	56,348
Proceeds from exercise of employee stock options	—	30
Excess tax benefit on stock options exercised and stock awards	(403)	(155)
Dividends paid	(7,656)	(2,136)

Net cash provided by financing activities	118,994	620,329

Net (decrease) increase in cash and cash equivalents	(5,479)	126,815
Cash and cash equivalents, beginning of period	53,012	83,561

Cash and cash equivalents, end of period	$47,533	$210,376

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$84,580	$78,835
Income taxes	(14,969)	264

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investments securities, net of tax	$19,232	$(7,905)
Loans transferred to other real estate and held for sale	46,289	4,752

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and September 30, 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three and nine month periods ended September 30, 2009 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$69,985	$1,648	$—	$71,633
Mortgage-backed securities:
Residential	781,611	26,724	(4,644)	803,691
Commercial	160,467	5,362	(63)	165,766
Collateralized mortgage obligations	109,522	3,877	(1,444)	111,955
State and municipal obligations	128,742	5,596	(30)	134,308
Other debt securities	16,785	1,960	—	18,745

Total available-for-sale 821	1,267,112	45,167	(6,181)	1,306,098

Held-to-maturity:
Other debt securities	—	—	—	—

Total held-to-maturity	—	—	—	—

Total	$1,267,112	$45,167	$(6,181)	$1,306,098

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$64,993	$1,992	$—	$66,985
Mortgage-backed securities:
Residential	704,684	22,182	(3,933)	722,933
Commercial	—	—	—	—
Collateralized mortgage obligations	152,198	2,174	(2,669)	151,703
State and municipal obligations	137,958	1,347	(1,130)	138,175
Other debt securities	14,563	210	—	14,773

Total available-for-sale	1,074,396	27,905	(7,732)	1,094,569

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,074,421	$27,905	$(7,732)	$1,094,594

As of September 30, 2009, the Company had $1.08 billion of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.05 billion, or 97.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $27.5 million were private-label mortgage related securities. Other debt securities at September 30, 2009 includes a $16.5 million investment in a single issuer trust preferred security issued by a large money center bank, which was sold at a $2.3 million gain in November 2009, and $2.3 million of asset backed securities collateralized by student loans.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at September 30, 2009.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$1,770	$1,772
Due after one year through five years	74,638	76,318
Due after five years through ten years	26,285	27,511
Due after ten years	112,819	119,085
Collateralized mortgage obligations	109,522	111,955
Residential mortgage-backed securities	781,611	803,691
Commercial mortgage-backed securities	160,467	165,766

Total	$1,267,112	$1,306,098

During the third quarter and first nine months of 2009, the Company had gross realized gains of $388,000 and $8.6 million, respectively, on the sale of available-for-sale investment securities. Gross realized losses totaling $10,000 were realized during the third quarter and during the first nine months of 2009. The Company did not have any gross realized gains or losses on the sale of investment securities during the third quarter or first nine months of 2008.

The following table summarizes, for investment securities with unrealized losses as of September 30, 2009 and December 31, 2008, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	September 30, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Mortgage-backed securities:
Residential	$35,089	(236)	$6,654	$(4,408)	$41,743	$(4,644)
Commercial	11,507	(63)	—	—	11,507	(63)
Collateralized mortgage obligations	7,140	(80)	13,739	(1,364)	20,879	(1,444)
State and municipal obligations	—	—	979	(30)	979	(30)

Temporarily impaired securities – Available-for-sale	$53,736	$(379)	$21,372	$(5,802)	$75,108	$(6,181)

	December 31, 2008
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Mortgage-backed securities:
Residential	$6,948	$(2,762)	$3,828	$(1,171)	$10,776	$(3,933)
Collateralized mortgage obligations	16,009	(391)	11,840	(2,278)	27,849	(2,669)
State and municipal obligations	45,312	(1,084)	2,935	(46)	48,247	(1,130)

Temporarily impaired securities – Available-for-sale	$68,269	$(4,237)	$18,603	$(3,495)	$86,872	$(7,732)

At September 30, 2009, the Company had seven investment securities in an unrealized loss position for more than 12 months and had a total unrealized loss of $5.8 million. Of the seven securities in an unrealized loss position, two securities were from the Company’s state and municipal obligation portfolio and five securities were from its portfolio of private-label residential mortgage-backed securities and collateralized mortgage obligations.

The total unrealized loss for the two state and municipal securities at September 30, 2009 totaled $30,000, or about 3.0% of the total amortized cost of these securities. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings, and any credit enhancements in the form of insurance. Since the amount of impairment on each of these securities was less than 3% of amortized cost, the Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the five private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 1% of amortized cost. Because of the small level of impairment, the Company believes the decline in fair value was not credit related. The other four private-label residential mortgage related securities had a total unrealized loss of $5.8 million. As part of our normal procedures, these securities were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing is performed to evaluate other-than-temporary impairment. For the four private-label securities, we obtained fair value estimates from a separate independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities because of the lack of active trading in these securities. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, one of the four securities had other-than-temporary impairment recognized for the amount of the credit loss. The independent cash flow analysis performed at September 30, 2009 indicated that there was no additional credit loss on this security. For the other three private-label securities reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

Effective April 1, 2009, the Company adopted FASB Staff Position FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends ASC Topic 320 (Investments-Debt & Equity Securities) by modifying the requirements for recognizing other-than-temporary impairment and changes the model used to determine the amount of impairment. Under FSP FAS 115-2, declines in fair value of investment securities below their amortized cost basis that are deemed to be other-than-temporary are reflected in earnings as a realized loss to the extent the impairment is related to credit loss. The amount of impairment related to other factors is recognized in other comprehensive income. Upon adoption of FSP FAS 115-2, the Company recorded the cumulative effect of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for one private label mortgage-related security for which other-than-temporary impairment was previously recognized through earnings. The amount of the anticipated credit loss on this investment security was $488,000 upon adoption and no additional credit loss has been recorded since the adoption of FSP FAS 115-2. The effect of the adoption as of April 1, 2009 is presented in the table below.

	Before Application of the FSP	Adjustments	After Application of the FSP
	(in thousands)
Investment securities available-for-sale, at amortized cost	$1,292,180	$1,710	$1,293,890
Unrealized gains (losses) on securities	29,400	(1,710)	27,690
Investment securities available-for-sale, at fair value	1,321,580	—	1,321,580
Other assets	74,475	677	75,152
Total assets	4,596,701	677	4,597,378
Accumulated deficit	(74,974)	1,710	(73,264)
Accumulated other comprehensive income, net	27,888	(1,033)	26,855
Total stockholders’ equity	311,425	677	312,102

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank stock. At September 30, 2009, the Company had a $27.3 million investment in FHLBC stock, compared to $22.5 million at December 31, 2008. These investments are required for membership and are carried at cost. The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of its outstanding FHLBC borrowings. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considered the following:

•

Although the market value of the FHLBC net assets had declined, transactions of stock continued to occur with the FHLBC at par value during 2009. During the first nine months of 2009, the Company increased its investment in the FHLBC by $4.8 million, largely to support the increased level of borrowings from the FHLBC. In addition, while limited, redemptions of stock by other institutions took place at par during the year.

•

The structure of the entire FHLB system, which enables the regulator of the FHLBs to reallocate debt among the members, so each individual FHLB has a potential obligation to repay the consolidated obligations issued by other FHLB members.

•	Regulatory changes during 2008 which established a new regulator for the FHLB system that continues to oversee changes to management, management practices and balance sheet management at the FHLBC.

•

The liquidity position of the FHLBC was strengthened with the support of the U.S. Treasury, which established a lending facility designed to provide secured funding on an as-needed basis to housing government sponsored enterprise, such as the FHLBC.

The Company continues to monitor this investment for recoverability, but as of September 30, 2009 believed that it would ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at September 30, 2009 and December 31, 2008 were as follows:

Loans:	Sept. 30, 2009	Dec. 31, 2008
	(in thousands)
Commercial and industrial	$1,292,091	$1,485,673
Commercial real estate secured	1,156,114	1,058,930
Real estate-construction	407,920	531,452
Residential real estate mortgages	58,872	53,859
Home equity loans and lines of credit	87,448	92,085
Consumer	8,256	9,163
Other loans	796	2,115

Gross loans	3,011,497	3,233,277
Less: Unearned discount	(8)	(16)

Total loans	3,011,489	3,233,261
Less: Allowance for loan losses	(107,132)	(128,548)

Net Loans	$2,904,357	$3,104,713

Loans Held for Sale	$102,765	$—

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule.

	Sept. 30, 2009	Dec. 31, 2008
	(in thousands)
Nonaccrual loans	$163,830	$200,227
Restructured loans not included in nonperforming loans	4,825	—
Recorded balance of impaired loans:
With related allowance for loan loss	$121,743	$120,973
With no related allowance for loan loss	41,243	85,732

Total recorded balance of impaired loans	$162,986	$206,705

Allowance for loan losses related to impaired loans	$35,453	$41,451

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
NOW accounts	$213,668	$218,451
Savings accounts	41,534	42,275
Money market deposits	465,847	394,043
Time deposits:
Certificates of deposit	774,082	870,183
CDARS time deposits	145,889	5,670
Out-of-local-market certificates of deposit	95,990	136,470
Brokered certificates of deposit	622,039	908,133
Public time deposits	78,090	84,831

Total time deposits	1,716,090	2,005,287

Total	$2,437,139	$2,660,056

At September 30, 2009, time deposits in amount of $100,000 or more totaled $569.7 million compared to $484.4 million at December 31, 2008.

The Bank participates in the Certificate of Deposit Account Registry Service network (“CDARS”), which allows the Bank to accommodate depositors with large cash balances who are seeking the full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, the Bank will receive funds back for CDs that it issues for other banks in the network, thus allowing the Bank to retain the full amount of the original deposit.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments at the date those brokered CDs were no longer accounted for as fair value hedges. The broker placement fees and fair value adjustments totaled $1.7 million and $3.5 million at September 30, 2009 and December 31, 2008, respectively, and are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. Certain brokered CDs had an option that allowed the Company to call the CD before its stated maturity. The Company exercised this option when the prevailing interest rate on the CD was substantially higher than current market interest rates. When a brokered CD is called, any unamortized broker placement fees and fair value adjustments are written off and included in noninterest expense on the statement of operations. During the first quarter of 2009, the Company incurred $527,000 of expense associated with $29.0 million of brokered CDs that were called before their stated maturity. In comparison, expense associated with the early extinguishment of brokered CDs totaled $412,000 and $1.6 million in the third quarter of 2008 and the first nine months of 2008, respectively. As of September 30, 2009, the Company did not have any brokered CDs that could be called before maturity.

5. Other Borrowings:

Other borrowings at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009		December 31, 2008
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$25,115	0.17%	$21,017	0.18%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	100,901	0.35	54,482	0.36
U.S. Treasury tax and loan note option	1,676	0.00	61	0.00

Total	$327,692	2.60%	$275,560	3.03%

6. Notes Payable and Other Advances:

Notes Payable and other advances at September 30, 2009 and December 31, 2008 consisted of the following:

	Sept. 30, 2009	Dec. 31, 2008
	(in thousands)
Taylor Capital Group, Inc.:
Revolving Credit Facility – $15.0 million maximum available; interest, at the Company’s election, at the prime rate or LIBOR plus 4.00%, with a minimum interest rate of 5.00%; interest rate at September 30, 2009 was 5.00%; matures March 31, 2010	$12,000	$12,000

Total notes payable	12,000	12,000

Cole Taylor Bank:
Federal Reserve Bank Term Auction Facility – 0.25%, due within 90 days	400,000	—
FHLB overnight advance, weighted average rate of 0.43% at September 30, 2009 and 0.26% at December 31, 2008	70,000	315,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	605,000	450,000

Total notes payable and other advances	$617,000	$462,000

At September 30, 2009 and December 31, 2008, the Company had a $15.0 million revolving credit facility, of which $12.0 million was outstanding at September 30, 2009 and December 31, 2008. The notes payable under the revolver require compliance with certain defined financial covenants. As of September 30, 2009, the Company was in compliance with all of the covenants.

At September 30, 2009, the Company also had borrowings under the Federal Reserve Bank’s Term Auction Facility of $400.0 million. As of September 30, 2009, the Company had pledged $566.0 million of commercial loans as collateral for these borrowings and had additional maximum borrowing capacity of $147.3 million. The Company did not have advances from the Federal Reserve Bank at December 31, 2008.

At September 30, 2009, the FHLBC advances were collateralized by $334.7 million of investment securities and a blanket lien on $82.4 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at September 30, 2009, the Bank had additional borrowing capacity at the FHLBC of $209.1 million. In comparison, at December 31, 2008, the FHLBC advances were collateralized by $499.4 million of investment securities and a blanket lien on $155.2 million of qualified first-mortgage residential and home equity loans.

7. Income Taxes:

Despite a pre-tax loss, the Company recorded income tax expense of $1.5 million for the first nine months of 2009. Because of the valuation allowance maintained on the deferred tax asset, the Company does not expect to be able to record an income tax benefit during 2009 related to the pre-tax loss incurred.

Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% for the nine month period ended September 30, 2009 to the loss before income taxes due to the following:

September 30, 2009
Federal income tax expense (benefit) at statutory rate	$(9,464)
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	10,062
Residual tax effect	2,028
Other, net	(1,145)

Total income tax expense	$1,481

A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the valuation allowance. Additional contributing factors to the income tax expense recorded in 2009 primarily relate to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. The Company expects additional expense of $510,000 during the last three months of 2009 associated with the release of these residual tax effects.

The valuation allowance increased $5.2 million during the first nine months of 2009 to $51.6 million at September 30, 2009 as compared to $46.4 million at December 31, 2008. The year-to-date increase in the valuation allowance of $5.2 million primarily resulted from an increase in the net deferred tax asset which was partly offset by a reduction related to changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, the tax effects of which were therefore allocated to other comprehensive income. The net deferred tax asset before the valuation allowance, including the tax effect of items recorded in other comprehensive income, increased to $54.1 million at September 30, 2009 as compared to $53.3 million at December 31, 2008. The largest deferred tax asset relates to the allowance for loan losses. After considering the valuation allowance, the net deferred tax asset totaled $2.5 million at September 30, 2009 compared to $6.9 million at December 31, 2008. The net deferred tax asset in excess of the valuation allowance was supported by remaining carry backs to income taxes paid in prior years and available tax planning strategies.

Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740-270-30-18 (Income Taxes-Interim Reporting-Initial Measurement) provides that, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. During 2009, the Company concluded that a reliable estimate of the annual effective tax rate could not be made primarily due to the volatility experienced in its provision for loan losses and the impact of such on its forecasts of pre-tax income or loss. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The Company will re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

8. Other Comprehensive Income:

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$24,921	$(1,937)	$22,984	$(6,209)	$2,453	$(3,756)
Less: reclassification adjustment for gains included in net loss	(378)	151	(227)	—	—	—

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	24,543	(1,786)	22,757	(6,209)	2,453	(3,756)
Change in net unrealized gain from cash flow hedging instruments	—	—	—	1,482	(586)	896
Change in deferred gains and losses from termination of cash flow hedging instruments	(1,369)	543	(826)	(1,364)	538	(826)

Other comprehensive income (loss)	$23,174	$(1,243)	$21,931	$(6,091)	$2,405	$(3,686)

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$29,160	$(4,713)	$24,447	$(13,068)	$5,163	$(7,905)
Less: reclassification adjustment for gains included in net loss	(8,637)	3,422	(5,215)	—	—	—

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	20,523	(1,291)	19,232	(13,068)	5,163	(7,905)
Change in net unrealized gain/(loss) from cash flow hedging instruments	—	—	—	2,303	(910)	1,393
Change in net deferred gain/(loss) from termination of cash flow hedging instruments	(5,118)	2,028	(3,090)	(1,230)	470	(760)

Other comprehensive income (loss)	$15,405	$737	$16,142	$(11,995)	$4,723	$(7,272)

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with ASC Topic 740 (Income Taxes).

9. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for both the three and nine month periods ended September 30, 2009, all common stock equivalents, which consisted of 594,118 options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A Preferred stock which could be converted into 6,000,000 shares of common stock, were considered antidilutive and not included in the computation of diluted earnings per share. For both the three and nine month periods ended September 30, 2008, 615,239 options outstanding to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Net loss	$(2,448)	$(80,536)	$(28,521)	$(109,692)
Preferred dividends and discounts	(2,873)	(16,680)	(8,603)	(16,680)

Net loss available to common stockholders	$(5,321)	$(97,216)	$(37,124)	$(126,372)

Weighted-average common shares outstanding	10,502,844	10,456,544	10,489,165	10,447,264
Dilutive effect of common stock equivalents	—	—	—	—

Diluted weighted-average common shares outstanding	10,502,844	10,456,544	10,489,165	10,447,264

Basic loss per common share	$(0.51)	$(9.30)	$(3.54)	$(12.10)
Diluted loss per common share	(0.51)	(9.30)	(3.54)	(12.10)

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

The following is a summary of stock option activity for the nine month period ended September 30, 2009:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	716,642	$23.85
Granted	—	—
Exercised	—	—
Forfeited	(13,059)	30.64
Expired	(109,465)	22.72

Outstanding at September 30, 2009	594,118	23.91

Exercisable at September 30, 2009	517,471	23.58

As of September 30, 2009, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $420,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.7 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the nine month period ended September 30, 2009:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	656,181	$16.21
Granted	—	—
Vested	(44,031)	28.25
Forfeited	(37,846)	18.92

Nonvested at September 30, 2009	574,304	15.11

As of September 30, 2009, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $6.6 million and the weighted-average period over which these costs are expected to be recognized is approximately 3.3 years.

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors and collars to help manage its interest rate risk. At September 30, 2009, all of the Company’s interest rate swap derivatives related to customer loans. In addition, the Company used forward loan sale contracts to manage interest rate risk associated with its loans held for sale. The following table describes the derivative instruments outstanding at September 30, 2009:

Product	Balance Sheet/Income Statement Location	Notional Amount	Interest Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	Other Liabilities/ Noninterest Income	$187,029	Pay 4.29% Receive 0.508%	3.4 yrs	$(11,502)
Interest Rate Swap—receive fixed/pay variable	Other Assets/Noninterest Income	187,029	Receive 4.29% Pay 0.508%	3.4 yrs	11,575
Forward loan sale contracts	Other Liabilities/ Noninterest Income	81,200	Wt. Avg. interest rate 5.1%	Oct. 2009	(497)

Total		$455,258

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

The Company used the following methods and significant assumptions to estimate fair values:

Available-for-sale investment securities: For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy.

The Company does not have subprime loans in its mortgage related investment securities portfolio. As of September 30, 2009, the Company had $1.08 billion of mortgage related investment securities which consisted of mortgage-backed securities and collateralized mortgage obligations. Of the total mortgage related investment securities, $1.05 billion, or 97.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. In comparison, of the $874.6 million of mortgage related investment securities at December 31, 2008, $843.9 million, or 96.5%, were issued by government sponsored enterprises. The mortgage related portfolio also includes $27.5 million of private-label mortgage related securities at September 30, 2009 that has received heightened monitoring because the Company believes the fair values of these securities have been impacted by illiquidity in the market place. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, the Company does not modify the fair value determined by the independent pricing service, but takes additional steps to review for other-than-temporary impairment. See “Application of Critical Accounting Policies – Valuation of Investment Securities” for additional details of the evaluation of other-than-temporary impairment.

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

Derivatives: The Company has determined that its interest rate swap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. To comply with the provisions of No. 157 (FASB ASC 820-10), the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The fair value of forward loan sale contracts are based upon quoted prices for similar assets in active markets and are classified in Level 2 of the hierarchy.

Loans and Loans Held for Sale: The Company does not record loans or loans held for sale at their fair value on a recurring basis. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At September 30, 2009, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157 (FASB ASC 820-10), only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of liquidation of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

At September 30, 2009, loans held for sale consists primarily of residential mortgage loans that the Company plans to securitize and sell to third party investors to the extent it can do so on acceptable terms. Loans held for sale also includes commercial loans that the Company has the intent to sell. Since loans held for sale are recorded on the consolidated balance sheets at the lower of cost or fair value, these assets are not recorded at fair value on a recurring basis. Only the portion of these loans that are recorded at fair value are classified in the fair value hierarchy. For the residential mortgage loans held for sale, the fair value is based upon quoted market prices for similar assets in active markets and is also classified in Level 2 of the fair value hierarchy. For the commercial loans held for sale, the fair value is determined based upon the expected sales price, less cost to sell, provided by an independent third party broker that the Company has contracted with to market these assets and are classified in Level 2 of the fair value hierarchy.

Other Real Estate Owned and Repossessed Assets: The Company does not record other real estate owned (“OREO”) and repossessed assets at their fair value on a recurring basis. At foreclosure or obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated costs to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of liquidation of collateral, the Company classifies the other real estate owned and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of September 30, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,306,098	$—	$1,306,098	$—
Assets held in employee deferred compensation plans	3,247	3,247	—	—
Derivative instruments	11,575		11,575	—

Liabilities:
Derivative instruments	11,999		11,999	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,094,569	$—	$1,094,569	$—
Assets held in employee deferred compensation plans	4,161	4,161	—	—
Derivative instruments	18,578	—	18,578	—

Liabilities:
Derivative instruments	11,940	—	11,940	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	As of September 30, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$111,751	$—	$96,671	$15,080
Other real estate and repossessed assets	17,603	—	17,603

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$79,522	$—	$43,624	$35,898
Other real estate and repossessed assets	11,523	—	11,523	—

All of the assets classified as Level 3 as of September 30, 2009 related to loans considered impaired and other real estate and repossessed assets and recorded at fair value on a nonrecurring basis. We did not transfer any of these loans measured on a nonrecurring basis to Level 3 from any other level during the period.

At September 30, 2009, the Company had $15.1 million of impaired loans measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The carrying value of these impaired loans totaled $21.8 million and was written down to fair value of $15.1 million through a provision for loan loss of $6.7 million which was included in earnings during the first nine months of 2009.

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

Investment Securities: The fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things.

Loans held for sale: For commercial loans held for sale, the fair value has been determined based upon the estimated net sales price as provided by an independent third party broker who is currently marketing these loans for sale. For the residential mortgage loans held for sale, the fair value has been determined based upon quoted market prices for similar assets in active markets.

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

Derivative Financial Instruments: The carrying amount and fair value of interest rate swap derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The fair value of the forward loan sales is based upon quoted market prices for similar assets in active markets. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

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

Notes Payable and Other Advances: Notes payable and FHLB advances have been valued at the present value of estimated future cash flows using rates which approximate current market rates for instruments of like maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$47,533	$47,533	$53,012	$53,012
Investments	1,306,098	1,306,098	1,094,594	1,094,594
Loans held for sale	102,765	103,554	—	—
Loans, net of allowance	2,904,357	2,856,432	3,104,713	3,113,565
Investment in FHLB and Federal Reserve Bank stock	35,741	35,741	29,630	29,630
Accrued interest receivable	17,509	17,509	17,659	17,659
Derivative financial instruments	11,575	11,575	18,578	18,578
Other assets	3,247	3,247	4,162	4,162

Total financial assets	$4,428,825	$4,381,689	$4,322,348	$4,331,200

Financial Liabilities:
Deposits without stated maturities	$1,336,639	$1,336,639	$1,125,759	$1,125,759
Deposits with stated maturities	1,716,090	1,751,169	2,005,287	2,053,784
Other borrowings	327,692	344,131	275,560	296,744
Notes payable and other advances	617,000	621,958	462,000	464,844
Accrued interest payable	10,566	10,566	19,631	19,631
Derivative financial instruments	11,999	11,999	11,940	11,940
Junior subordinated debentures	86,607	45,081	86,607	70,274
Subordinated notes	55,593	54,194	55,303	58,956

Total financial liabilities	$4,162,186	$4,175,737	$4,042,087	$4,101,932

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,194	$3,194	$2,917	$2,917
Standby letters of credit	351	351	269	269

Total off-balance-sheet financial instruments	$3,545	$3,545	$3,186	$3,186

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

13. Subsequent Events:

Events subsequent to the balance sheet date of September 30, 2009 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading through the date these financial statements were filed.

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

Income Taxes

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior two years and general business and economic trends. We currently maintain a valuation allowance against significantly all of our deferred tax asset because it is more likely than not that all of this deferred tax asset will not be realized. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the significant loan loss provisions made during recent periods. In addition, general uncertainty surrounding future economic and business conditions have increased the likelihood of volatility in our future earnings.

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

Derivative Financial Instruments

We use derivative financial instruments (derivatives), including interest rate exchange, floor and collar agreements, and forward loan sale commitments to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our consolidated balance sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

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

The estimates of fair values of our interest rate swap, floors, and collar derivatives are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

Valuation of Investment Securities

The fair value of our investment portfolio is determined in accordance with generally accepted accounting principals, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our financial statements. We obtain the fair value of investment securities from an independent pricing service. We review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. We have determined that these valuations are classified in Level 2 of the fair value hierarchy.

While we use an independent pricing service to obtain the fair values of our investment portfolio, we do employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected assets and review the valuations and any differences in valuations with members of management who have the relevant technical expertise to assess the results. We do not alter the fair values provided by our independent pricing service.

Our investment portfolio includes $1.08 billion of mortgage related investment securities which consisted of mortgage-backed securities and collateralized mortgage obligations. We do not have subprime loans in this portfolio. Of the total mortgage related investment securities, $1.05 billion, or 97.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. The mortgage related portfolio included $27.5 million of private-label mortgage related securities that has received heightened monitoring because the Company believe the fair values of these securities have been impacted by illiquidity in the market place because of a lack of active trading in these securities. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, the Company does not modify the fair value determined by the independent pricing but takes additional steps to review for other-than-temporary impairment.

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We utilize other independent pricing sources to obtain fair values and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis we obtain from those independent pricing sources indicates that we expect all future principal and interest payments would be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we expect not to be able to recover our entire investment, then an other-than-temporary impairment charge would be recorded in current earnings for the amount of the credit loss. The amount of impairment that related to factors other than the credit loss is recognized in other comprehensive income. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the significant uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss, and prepayments, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our statement of operations.

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

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high concentration of commercial real estate loans in our portfolio;

•	costs, risks and effects of deficiencies in or impairments of mortgage loans acquired from other financial institutions;

•	uncertainty in estimating the fair value of residential mortgage loans held for sale by us based upon quoted market prices;

•	the possibility that we will not be able to securitize the residential mortgages held for sale by us on terms acceptable to us;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

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

RESULTS OF OPERATIONS

Overview

We reported a net loss applicable to common stockholders of $5.3 million, or $0.51 per diluted common share outstanding, for the third quarter of 2009, compared to a net loss applicable to common stockholders of $97.2 million, or $9.30 per diluted common share, in the third quarter of 2008. The lower net loss applicable to common stockholders in the third quarter of 2009 was due to a $37.2 million decrease in the provision for loan losses and $25.5 million decrease in income tax expense, largely due to a $47.3 million non-cash charge recorded in the third quarter of 2008 to establish a valuation allowance against our deferred tax asset. In addition, in connection with the completion of our private placement of 8% non-cumulative convertible perpetual preferred stock, Series A, in the third quarter of 2008, we recorded a $16.7 million implied non-cash dividend to the holders of this preferred stock to reflect the beneficial conversion feature, as the market value of our common stock at the date of the stock purchase agreement exceeded the $10.00 conversion price per share. In addition, a $10.5 million increase in net interest income and a $4.8 million decrease in noninterest expense also contributed to the lower net loss applicable to common stockholders during the third quarter of 2009.

For the first nine months of 2009, we reported a net loss applicable to common stockholders of $37.1 million, or $3.54 per diluted common share, compared to a net loss applicable to common stockholders of $126.4 million, or $12.10 per diluted share, during the first nine months of 2008. The lower net loss applicable to common stockholders resulted from a $43.2 million decrease in the provision for loan losses, a $22.2 million increase in net interest income, a $9.5 million increase in noninterest income, and a decrease in noninterest expense of $4.4 million.

Throughout 2009, we have taken additional steps in an effort to improve our operating results by increasing the level of net interest income and noninterest income while holding the level of noninterest expense relatively flat with prior periods. In both the third quarter and year-to-date period ending September 30, 2009, our net interest income increased over the comparable periods in 2008. These increases were due to both higher interest-earning asset volumes and a declining cost of funds.

We have also focused on improving our loan pricing, including the use of interest rate floors in new loan originations, and increased the size and duration of our investment portfolio to take advantage of higher yields. On the liability side, we continue to strengthen our liquidity position by obtaining more funding from core customers and reducing our reliance on more costly brokered deposits. Noninterest income also increased in both the third quarter and year-to-date period in 2009, as an increase in service charge revenue was partly offset by lower trust and investment management fees. In addition, noninterest expense has decreased in both the three month and year-to-date periods ended September 30, 2009 as compared to the same periods in 2008. Despite the significant increase in deposit insurance premiums, we have instituted a number of cost control measures to reduce our noninterest expense, such as salaries and benefit costs and certain other overhead expenses.

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

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Net interest income was $32.4 million for the third quarter of 2009, an increase of $10.5 million, or 47.8%, from $21.9 million of net interest income in the third quarter of 2008. With an adjustment for tax-exempt income, our consolidated net interest income for the third quarter of 2009 was $33.1 million, compared to $22.7 million for the same quarter a year ago. This non-GAAP presentation is discussed in a following section captioned “Tax-Equivalent Adjustments to Yields and Margins”. Net interest income for the third quarter of 2009 increased due to higher interest-earning asset levels and an increase in net interest margin.

Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets. For the third quarter of 2009, our net interest margin was 2.92%, compared to 2.35% for the same quarter a year ago, an increase of 57 basis points. As market interest rates decreased between the third quarter of 2008 and the third quarter of 2009, our net interest margin increased in the third quarter of 2009 because the decrease in our cost of funds outpaced the reductions in our earning asset yields. On the asset side, the yield on our interest-earning assets decreased 31 basis points from 5.32% during the third quarter of 2008 to 5.01% during the third quarter of 2009. Between the third quarter of 2009 and the third quarter of 2008, the yield on our loan portfolio decreased 39 basis points from 5.48% in the third quarter of 2008 to 5.09% in the third quarter of 2009. Declining interest rates primarily caused the decrease in yield as approximately 64% of our loan portfolio is based upon a floating or variable rate. In addition, the impact of higher nonaccrual loans also contributed to the lower loan yield.

Our funding costs declined 93 basis points to 2.61% during the third quarter of 2009 from 3.54% during the same quarter a year ago. The lower funding cost was a result of the decline in market interest rates between the two periods. Our deposit costs have decreased as our term deposits continue to reprice to the lower current market rates and from the increase in lower-costing core deposits, which has allowed us to reduce our reliance on brokered deposits. Our overall funding cost also declined because we have increased our use of attractively priced short-term funding opportunities provided by the Federal Home Loan Bank and the Federal Reserve Bank’s Term Auction Facility.

Our average interest-earning assets during the third quarter of 2009 were $4.51 billion, an increase of $648.8 million, or 16.8%, as compared to the same quarter in 2008. A $496.5 million, or 59.9%, increase in average investment portfolio and a $271.2 million or 9.3% increase in average loan balances combined to produce the higher interest-earning assets. The higher average investment securities primarily resulted from the purchase of mortgage-related investment securities during the past twelve months as we increased the size of the investment portfolio to take advantage of higher yields on longer duration securities. Average loans outstanding increased to $3.18 billion during the third quarter of 2009, compared to $2.91 billion during the third quarter of 2008. The increase in loans is a result of a growth strategy implemented in 2008 in which we hired a new management team, increased our lending staff, and enhanced certain of our credit support functions.

Our net interest margin has increased in each of the last four quarterly periods as we have taken additional steps to increase our net interest margin. We have changed the mix of our funding as our core in-market deposits increased, enabling us to reduce our reliance on higher costing brokered deposits. In addition, we have increased the size of our investment securities portfolio, and we are continuing our attempts to improve our loan pricing, including the use of interest rate floors, in an effort to increase our earning asset yields. See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net interest income was $90.1 million for the first nine months of 2009, compared to $67.9 million during the same nine month period a year ago, an increase of $22.2 million, or 32.6%. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2009 was $92.5 million, compared to $70.4 million for the first nine months of 2008. This non-GAAP presentation is discussed in a following section captioned “Tax-Equivalent Adjustments to Yields and Margins”. Net interest income for the first nine months of 2009 benefited from both an $894.1 million increase in average interest-earning assets and a 14 basis point increase in the net interest margin.

Our net interest margin was 2.76% during the first nine months of 2009 as compared to 2.62% during the first nine months of 2008. Our net interest margin through September 30, 2009, increased as the interest-bearing funding costs decreased more than the decrease in our earning asset yields. The total earning asset yield during the first nine months of 2009 was 5.02%, compared to 5.67% during the first nine months of 2008, a decrease of 65 basis points. At the same time, the cost of our interest-bearing liabilities decreased 85 basis points to 2.83% during the first nine months of 2009, from 3.68% during the first nine months of 2008. On the asset side, as market interest rates decreased our portfolio of variable rate loans also adjusted downward. On the liability side, our cost of funds has decreased with the low interest rate environment. Our term deposits continue to reprice to current market interest rates, and we have funded asset growth by taking advantage of low cost short-term funding opportunities, primarily from the FHLB and the Federal Reserve Bank.

Our average interest-earning assets during the first nine months of 2009 were $4.47 billion, an increase of $894.1 million, or 25.0%, as compared to the $3.58 billion of average interest-earning assets during the first nine months of 2008. The growth strategy implemented in 2008 caused the $550.2 million, or 20.7%, increase in average loan balances between the two year-to-date periods. In addition, the increase in the size of the investment portfolio that occurred during the last twelve months caused average investment securities to increase by $422.1 million, or 49.6%, in the first nine months of 2009 as compared to the same nine month period a year ago. This increase in investment securities was largely funded with additional short-term borrowings.

Rate vs. Volume Analysis of Net Interest Income

The following table presents for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35.0%.

	Quarter Ended Sept. 30, 2009 Over Quarter Ended Sept. 30, 2008 Increase/(Decrease)			Nine Months Ended Sept. 30, 2009 Over Nine Months Ended Sept. 30, 2008 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAY(1)	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$5,789	$(669)	$5,120	$15,586	$(710)	$—	$14,876
Cash equivalents	(326)	(253)	(579)	(874)	(477)	(5)	(1,356)
Loans	3,602	(2,924)	678	22,385	(19,344)	(428)	2,613

Total interest-earning assets			5,219				16,133

INTEREST PAID ON:
Interest-bearing deposits	(1,197)	(5,630)	(6,827)	7,114	(17,001)	(237)	(10,124)
Total borrowings	3,630	(2,011)	1,619	10,692	(6,429)	(62)	4,201

Total interest-bearing liabilities			(5,208)				(5,923)

Net interest income, tax-equivalent	$5,397	$5,030	$10,427	$20,085	$2,105	$(134)	$22,056

(1)	The nine months ended September 30, 2009 had 273 days compared to 274 days in the nine months ended September 30, 2008.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net interest income as stated	$32,375	$21,898	$90,101	$67,937
Tax equivalent adjustment-investments	732	780	2,263	2,363
Tax equivalent adjustment-loans	29	31	86	94

Tax equivalent net interest income	$33,136	$22,709	$92,450	$70,394

Yield on earning assets without tax adjustment	4.94%	5.24%	4.95%	5.58%
Yield on earning assets - tax equivalent	5.01%	5.32%	5.02%	5.67%

Net interest margin without tax adjustment	2.86%	2.26%	2.69%	2.53%
Net interest margin - tax equivalent	2.92%	2.35%	2.76%	2.62%

Net interest spread without tax adjustment	2.34%	1.70%	2.12%	1.90%
Net interest spread - tax equivalent	2.40%	1.78%	2.19%	1.99%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Three Months Ended September 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,194,787	$13,921	4.66%	$689,074	$8,664	5.03%
Tax-exempt (tax-equivalent) (2)	130,935	2 ,092	6.39	140,132	2,229	6.36

Total investment securities	1,325,722	16,013	4.83	829,206	10,893	5.25

Cash Equivalents	2,637	3	0.45	121,498	582	1.87

Loans (2) (3):
Commercial and commercial real estate	2,968,296	37,841	4.99	2,751,485	37,661	5.36
Residential real estate mortgages	109,413	1,380	5.05	54,872	781	5.69
Home equity and consumer	103,283	1,069	4.11	103,442	1,291	4.97
Fees on loans	—	488		—	367

Net loans (tax-equivalent) (2)	3,180,992	40,778	5.09	2,909,799	40,100	5.48

Total interest-earning assets (2)	4,509,351	56,794	5.01	3,860,503	51,575	5.32

NON-EARNING ASSETS:
Allowance for loan losses	(139,074)			(108,041)
Cash and due from banks	65,365			60,530
Accrued interest and other assets	107,549			105,839

TOTAL ASSETS	$4,543,191			$3,918,831

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$640,074	1,981	1.23	$722,104	2,824	1.56
Savings deposits	41,839	10	0.09	43,924	10	0.09
Time deposits	1,845,048	14,638	3.15	1,933,260	20,622	4.24

Total interest-bearing deposits	2,526,961	16,629	2.61	2,699,288	23,456	3.46

Other borrowings	358,507	2,210	2.41	309,960	2,364	2.98
Notes payable and other advances	573,872	1,718	1.17	146,238	1,298	3.47
Junior subordinated debentures	86,607	1,477	6.82	86,607	1,715	7.93
Subordinated notes	55,547	1,624	11.69	1,200	33	10.76

Total interest-bearing liabilities	3,601,494	23,658	2.61	3,243,293	28,866	3.54

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	598,760			404,580
Accrued interest, taxes, and other liabilities	69,433			49,564

Total noninterest-bearing liabilities	668,193			454,144

STOCKHOLDERS’ EQUITY	273,504			221,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,543,191			$3,918,831

Net interest income (tax-equivalent) (2)		$33,136			$22,709

Net interest spread (tax-equivalent) (2) (4)			2.40%			1.78%

Net interest margin (tax-equivalent) (2) (5)			2.92%			2.35%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,138,195	$42,179	4.94%	$710,142	$27,019	5.07%
Tax-exempt (tax-equivalent) (2)	135,137	6,466	6.38	141,070	6,750	6.38

Total investment securities	1,273,332	48,645	5.09	851,212	33,769	5.29

Cash Equivalents	1,880	15	1.05	80,075	1,371	2.25

Loans (2) (3):
Commercial and commercial real estate	3,027,149	112,541	4.90	2,487,419	108,689	5.74
Residential real estate mortgages	72,587	2,936	5.39	57,626	2,492	5.77
Home equity and consumer	102,476	3,235	4.22	106,977	4,520	5.64
Fees on loans	—	1,042		—	1,440

Net loans (tax-equivalent) (2)	3,202,212	119,754	5.00	2,652,022	117,141	5.90

Total interest-earning assets (2)	4,477,424	168,414	5.02	3,583,309	152,281	5.67

NON-EARNING ASSETS:
Allowance for loan losses	(135,611)			(76,917)
Cash and due from banks	60,820			56,035
Accrued interest and other assets	113,772			95,430

TOTAL ASSETS	$4,516,405			$3,657,857

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$653,336	5,537	1.13	$783,618	11,288	1.92
Savings deposits	42,067	26	0.08	46,183	50	0.14
Time deposits	1,884,317	49,348	3.50	1,599,124	53,697	4.49

Total interest-bearing deposits	2,579,720	54,911	2.85	2,428,925	65,035	3.58

Other borrowings	362,115	6,618	2.41	316,896	7,454	3.09
Notes payable and other advances	500,136	4,956	1.31	139,642	4,045	3.81
Junior subordinated debentures	86,607	4,618	7.11	86,607	5,320	8.19
Subordinated notes	55,449	4,861	11.69	403	33	10.76

Total interest-bearing liabilities	3,584,027	75,964	2.83	2,972,473	81,887	3.68

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	565,614			396,774
Accrued interest, taxes, and other liabilities	71,349			45,030

Total noninterest-bearing liabilities	636,963			441,804

STOCKHOLDERS’ EQUITY	295,415			243,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,516,405			$3,657,857

Net interest income (tax-equivalent) (2)		$92,450			$70,394

Net interest spread (tax-equivalent) (2) (4)			2.19%			1.99%

Net interest margin (tax-equivalent) (2) (5)			2.76%			2.62%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Service charges	$2,892	$2,256	$8,481	$6,677
Trust and investment management fees	332	894	1,341	2,736
Mortgage banking, net	(1,351)	—	(1,305)	23
Gains on investment sales	378	—	8,637	—
Other derivative income	108	154	1,380	1,106
Standby letter of credit fees	591	77	1,305	254
Other noninterest income	426	(161)	1,017	556

Total noninterest income	$3,376	$3,220	$20,856	$11,352

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Total noninterest income was $3.4 million during the third quarter of 2009, compared to $3.2 million in the third quarter of 2008, an increase of $156,000, or 4.8%. Increases in service charges, standby letter of credit fees, and gains on investment securities sales were partially offset by a loss in mortgage banking activities and lower trust and investment management fees.

Service charges, principally from deposit accounts, were $2.9 million during the third quarter of 2009, compared to $2.3 million during the third quarter in 2008, an increase of $636,000, or 28.2%. The increase in service charge revenue in the quarter was caused by higher gross activity charges, primarily resulting from the success in obtaining commercial banking clients in connection with the growth strategy implemented in 2008, a decrease in the amount of fee waivers and refunds given to customers, and lower earnings credit rate given to customers on their collected account balances. Our earnings credit rate was approximately 45 basis points lower on average during the third quarter of 2009 as compared to the third quarter of 2008.

Trust and investment management fees declined to $332,000 in the third quarter of 2009 from $894,000 in the same quarter of 2008. Trust fees declined because of a reduced volume of business and a decrease in the spread income we earn on invested trust funds. During the second quarter of 2009, we expanded our strategic partnership with the third-party investment management firm that had been providing sub-advisory services to the Bank’s clients. This third party investment management firm became the primary investment advisor and assumed all portfolio management responsibilities for our wealth management and retirement services customers going forward.

During the third quarter of 2009, we recorded a $1.4 million loss from mortgage banking activities associated with economic hedges on our residential mortgage loans held for sale. In order to mitigate interest rate risk associated with these loans held for sale, we entered into forward loan sale commitments in the third quarter. The loss resulted from a realized settlement loss on matured forward loan sale commitments and an unrealized $497,000 loss on the unsettled outstanding forward loan sales.

Gains on the sale of available-for-sale investment securities totaled $378,000 during the third quarter of 2009. There were no gains in the third quarter of 2008. See “Financial Condition – Investment Securities” following for further details.

Standby letter of credit fees totaled $591,000 during the third quarter of 2009, compared to $77,000 during the same quarter a year ago. An increase in fees from our expanded asset based lending operations primarily caused the increase in fee revenue during the quarterly 2009 period.

Other noninterest income includes fees for non-customer usage of our automated teller machines, gains (losses) from equity or partnership investments, changes in the market value of the assets in our employees’ deferred compensation plans, and other miscellaneous items. Most of the increase in other noninterest income during the third quarter of 2009 as compared to the third quarter of 2008 was due to an increase in the market value of assets in our employees’ deferred compensation plans.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Total noninterest income was $20.9 million during the first nine months of 2009, compared to $11.4 million in the first nine months of 2008. Noninterest income was higher during the first nine months of 2009 due to $8.6 million of gains on the sale of investment securities and higher services charges and standby letter of credit fees. These increases were partly offset by lower trust and investment management fees and the loss on mortgage banking activities

Service charges were $8.5 million during the first nine months of 2009, as compared to $6.7 million during the first nine months of 2008. An increase in gross activity charges and lower earnings credit rate given to customers on their collected account balances primarily produced the increase.

Trust and investment management fees in first nine months of 2009 decreased $1.4 million to $1.3 million as compared to $2.7 million in the same nine month period in 2008. Trust fees declined because of a reduced volume of business and a decrease in the spread income we earn on invested trust funds, and fewer assets under management caused the decrease in revenues from investment management services.

Gains on the sale of available-for-sale investment securities were $8.6 million in the first nine months of 2009, while no gains were recorded in the first nine months of 2008. See “Financial Condition – Investment Securities” following for further details.

Standby letter of credit fees totaled $1.3 million during the first nine months of 2009, as compared to $254,000 during the first nine months of 2008 due to higher fees from our expanded asset based lending operations.

Other noninterest income increased to $1.0 million during the first nine months of 2009 as compared to $556,000 during the first nine months of 2008 primarily due to an increase in the market value of the assets in our employees’ deferred compensation plans.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$9,580	$9,413	$28,654	$27,163
Sign-on bonuses and severance	13	3,079	292	4,962
Incentives, commissions, and retirement benefits	847	2,456	3,030	5,622

Total salaries and employee benefits	10,440	14,948	31,976	37,747
Occupancy of premises, furniture and equipment	2,548	2,773	7,704	8,271
FDIC assessment	2,314	779	8,213	1,891
Legal fees, net	1,430	1,841	4,225	3,195
Nonperforming asset expense	2,295	1,398	3,273	4,877
Early extinguishment of debt	—	412	527	1,606
Other noninterest expense	3,489	5,150	11,470	14,153

Total noninterest expense	$22,516	$27,301	$67,388	$71,740

Efficiency Ratio	63.65%	108.69%	65.86%	90.48%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Noninterest expense decreased $4.8 million, or 17.5%, to $22.5 million in the third quarter of 2009, as compared to $27.3 million during the third quarter of 2008. The lower level of noninterest expense during the third quarter of 2009 was primarily due to a $4.5 million decrease in salaries and benefits and a decrease in legal fees and other noninterest expenses. These decreases were partly offset by higher Federal Deposit Insurance Corporation (“FDIC”) insurance assessments and higher nonperforming asset expense.

Total salaries and employee benefits expense during the third quarter of 2009 was $10.4 million compared to $14.9 million during the third quarter of 2008, a decrease of $4.5 million or 30.2%. Most of this decrease was due to lower sign-on bonuses and severance and a decrease in incentives, commissions, and retirement benefits. In 2008, our total salaries and benefit expense was higher as a result of our growth strategy, in which we hired a new senior executive team and added new commercial relationship managers. In addition to an increase in base salaries during 2008 we offered cash sign-on bonuses and stock-based awards to attract these new executives and managers. While the additional hiring throughout 2008 caused an increase in base salaries, we reduced the number of full time equivalent employees by eliminating certain positions at the end of 2008 and the beginning of 2009 to control expenses. The number of full-time equivalent employees increased from 418 at the December 31, 2007 to 451 at December 31, 2008, but has been reduced to 421 at September 30, 2009.

Total salaries, employment taxes, and medical insurance expenses were $9.6 million in the third quarter of 2009 as compared to $9.4 million for the third quarter of 2008. The $167,000, or 1.9%, increase resulted from an increase in the market value of assets held in the employee deferred compensation plan, partly offset by a decrease in base salaries.

Sign-on bonuses and severance expense totaled $13,000 for the third quarter of 2009 compared to $3.1 million for the third quarter a year ago. The expense in the third quarter of 2008 resulted from signing bonuses to attract new employees and severance related to change in senior management and certain of our supporting staff.

Incentives, commissions, and retirement benefits decreased to $847,000 during the third quarter of 2009 from $2.5 million during the third quarter of 2008. The higher expense during 2008 resulted from accruals for our annual cash-based employee incentive programs and guaranteed incentive awards to new employees.

FDIC insurance premiums were $2.3 million in the third quarter of 2009, compared to $779,000 in the same quarter a year ago, an increase of $1.5 million. A general increase in rates imposed by the FDIC paid by all depository institutions primarily produced the increase in expense between the two quarters. In addition, we have also elected to participate in the FDIC’s Transaction Account Guarantee Program, which has and will continue to cause an increase in our insurance premiums.

Legal fees were $1.4 million in the third quarter of 2009, compared to $1.8 million in the same quarter in 2008. The decrease was primarily due to lower legal fees associated with general corporate and employee-related matters, partly offset by higher legal fees associated with more nonperforming assets and loans in our work-out area.

Nonperforming asset expenses totaled $2.3 during the third quarter of 2009, compared to $1.4 million during the third quarter of 2008, an increase of $897,000. Higher losses on the disposition of other real estate owned assets during the third quarter of 2009, along with an increase in expense associated with the higher number of assets currently in our work-out area combined to produce the increase in expense during 2009. We expect that our nonperforming asset expense will continue to be significant in future periods because of the current high level of nonperforming assets and other real estate owned.

Other noninterest expense principally includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense was $3.5 million in the third quarter of 2009, a decrease of $1.7 million as compared to the $5.2 million of expense during the third quarter of 2008. The decline in expense during third quarter of 2009 was largely due to lower advertising, professional fees, business development, operational losses, lending expenses, and decreases in other overhead expense categories as we focused on controlling these costs in an effort to improve operating results.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

For the first nine months of 2009, noninterest expense was $67.4 million, a decrease of $4.4 million, or 6.1%, as compared to $71.7 million of noninterest expense during the first nine months of 2008. Between these year-to-date periods, a decrease in salaries and benefits, nonperforming asset expense, charges for early extinguishment of debt, and other noninterest expense, were partly offset by an increase in FDIC insurance assessments and legal fees.

For the first nine months of 2009, total salaries and employee benefits expense totaled $32.0 million, as compared to $37.7 million during the first nine months of 2008, a decrease of $5.8 million, or 15.3%. Similar to the quarterly comparison, the growth strategy initiated in 2008 significantly impacted salaries and benefits expense.

Total salaries, employment taxes, and medical insurance expenses increased $1.5 million, or 5.5%, to $28.7 million for the first nine months of 2009, as compared to $27.2 million for the first nine months of 2008. Approximately half of the increase during the first nine months of 2009 was due to higher base salaries associated with our growth strategy, since most of the hiring occurring over the second and third quarters of 2008. The remainder of the increase was caused by an increase in the market value of assets held in employees’ deferred compensation plan.

Sign-on bonuses and severance expense was $292,000 in the first nine months of 2009, as compared to $5.0 million for the first nine months of 2008. The higher expense in 2008 was mostly due to signing bonuses to attract new employees and severance related to changes in senior management and certain of our supporting staff.

Incentives, commissions, and retirement benefits also decreased during the first nine months of 2009 to $3.0 million, as compared to $5.6 million during the first nine months of 2008. The lower expense in 2009 was caused by a decrease in employee benefit plan accruals and expense in the first nine months of 2009, including accruals for our cash-based employee incentive program.

Our FDIC insurance premium increased in 2009, compared to 2008 because the FDIC imposed an industry wide special assessment and a general increase in premiums for all financial institutions, as well as our election to participate in the FDIC’s Transaction Account Guarantee Program. FDIC assessments were $8.2 million for the first nine months of 2009 compared to $1.9 million during the same nine month period in 2008, an increase of $6.3 million. FDIC insurance premiums in 2009 included an industry-wide special assessment to help recapitalize the FDIC’s Deposit Insurance Fund, which amounted to $2.1 million for our Bank.

Legal fees were $4.2 million in the first nine months of 2009, compared to $3.2 million in the first nine months of 2008. Higher legal fees were incurred due to the increase of assets managed by our work-out group.

For the first nine months of 2009, nonperforming asset expense was $3.3 million, as compared to $4.9 million during the first nine months of 2008, a decrease of $1.6 million. The decrease was primarily due to a $2.6 million lower expense in 2009 associated with our liability for unfunded commitments as compared to 2008. This decrease was partly offset by higher provisions and losses on the disposition of other real estate owned assets.

During the first nine months of 2009, we incurred $527,000 of expense for the early redemption of approximately $29.0 million of above market rate brokered certificates of deposits, compared to $1.6 million of expense for the early redemption of approximately $151 million of above market rate brokered certificates of deposits in the first nine months of 2008. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption. As of September 30, 2009, we do not have any additional brokered CDs that we can call at our option.

For the first nine months of 2009, other noninterest expense was $11.5 million, compared to $14.2 million during the first nine months of 2008, a decrease of $2.7 million, or 19%. The decline in expense during 2009 was largely due to lower advertising, professional fees, business development, and decreases in other overhead expense categories as we focused on controlling costs in an effort to improve operating results.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, less gains on the sale of investment securities). Generally, a lower efficiency ratio indicates that the entity is operating more efficiently. Our efficiency ratio was 63.65% in the third quarter of 2009 compared to an efficiency ratio of 108.69% during the third quarter of 2008. The lower ratio in 2009 was primarily a result of an increase in total net interest income and lower noninterest expense.

Our efficiency ratio was 65.86% during the first nine months of 2009 compared to an efficiency ratio of 90.48% during the first nine months of 2008. The lower ratio in 2009 was also produced by the increase in total net interest income and lower noninterest expense.

Income Taxes

Despite a pre-tax loss, we recorded income tax expense of $144,000 during the third quarter of 2009 and $1.5 million during the first nine months of 2009. Because of the valuation allowance on our deferred tax asset, we do not expect to be able to record an income tax benefit during 2009 related to the pre-tax loss incurred.

A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. Additional contributing factors to the income tax expense recorded in 2009 primarily include the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. We expect additional expense of $510,000 during the last three months of 2009 associated with the release of these residual tax effects.

Since the third quarter of 2008, we have maintained a valuation allowance on our deferred tax assets as we have concluded that based upon the weight of all available evidence, it was “more likely than not” that not all of the deferred tax asset would be realized. We evaluate the valuation allowance each period taking into account our inventory of deferred tax assets and liabilities, including those recorded on items included in equity as other comprehensive income, which are recorded net of tax. The valuation allowance increased $5.2 million during the first nine months of 2009 to $51.6 million at September 30, 2009 as compared to $46.4 million at December 31, 2008. At September 30, 2009, the net deferred tax asset, after considering the $51.6 million valuation allowance, was $2.5 million, which were supported by available tax planning strategies. See “Notes to Consolidated Financial Statements – Income Taxes” for additional details.

Similarly, during the third quarter of 2008, we recorded income tax expense of $25.7 million, despite a pre-tax loss of $54.9 million. In addition, for the first nine month of 2008, we reported income tax expense of $3.4 million, notwithstanding the $106.3 million pre-tax loss during that period. Income tax expense in the third quarter of 2008 included the initial establishment of a $47.3 million valuation allowance against our net deferred tax asset. Excluding the $47.3 million charge for the deferred tax asset valuation allowance during 2008, we recorded income tax benefits in both the quarterly and year-to-date periods in recognition of our ability to carry back the current loss to recover taxes paid in prior years.

FINANCIAL CONDITION

Overview

Total assets increased $96.2 million, or 2.2%, to $4.49 billion at September 30, 2009 from total assets of $4.39 billion at December 31, 2008, primarily as a result of an increase in investment securities. Investment securities totaled $1.31 billion at September 30, 2009, an increase of $211.5 million, or 19.3%, from year-end 2008. Net loans decreased $97.6 million, or 3.1%, to $3.01 billion at September 30, 2009. During the first nine months of 2009, total deposits decreased $78.3 million, or 2.5%, to $3.05 billion at September 30, 2009. In addition, notes payable and other advances increased $155.0 million during the first nine months of 2009. Total stockholders’ equity at September 30, 2009 was $289.0 million, compared to $307.1 million at December 31, 2008, a decrease of $18.1 million, or 5.9%.

Investment Securities

Investment securities totaled $1.31 billion at September 30, 2009, compared to $1.09 billion at December 31, 2008, an increase of $211.5 million, or 19.3%. During the first nine months of 2009, we increased our investment portfolio in an effort to increase interest-earning assets and enhance our net interest margin by extending the duration of the portfolio. Since year-end 2008, we purchased $708.9 million of investment securities, including $60.0 million of government agency securities and $644.7 million of mortgage-backed securities, primarily issued by government sponsored enterprises. A portion of the securities purchased were funded with sales of securities and proceeds from principal payments and maturities. We also used additional short-term borrowings to fund these investment securities purchases. During the first nine months of 2009, we sold $276.7 million of investment securities, resulting in a gain of $8.6 million. Most of this gain was in the second quarter when we realized a gain of $7.6 million on the sale of $207 million of mortgage-backed securities that had been experiencing higher than anticipated prepayments and that were no longer consistent with our asset and liability management strategy. In the third quarter, we realized a gain of $378,000 on the sale of $21.8 million of U.S. government agency securities and municipal obligations which had short expected maturities. The overall weighted-average life of our investment portfolio at September 30, 2009 was approximately 6.6 years, compared to approximately 6.0 years at December 31, 2008.

As of September 30, 2009, mortgage-related securities comprised approximately 83% of our investment portfolio, of which, over 97% were securities issued by government and government-sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. We do not have subprime loans in our mortgage related investment securities portfolio. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, we do not modify the fair value determined by the independent pricing service, but take additional steps to review for other-than-temporary impairment. The following table shows the composition of our mortgage-related securities as of September 30, 2009 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
	(in thousands)
Government and government sponsored-enterprise securities	$931,015	$87,199	$1,018,214	$962,802	$91,076	$1,053,878
Private Issuers	11,063	22,323	33,386	6,655	20,879	27,534

	$942,078	$109,522	$1,051,600	$969,457	$111,955	$1,081,412

At September 30, 2009, we had a net unrealized gain of $39.0 million in our available-for-sale investment portfolio, which was comprised of $45.2 million of gross unrealized gains and $6.2 million of gross unrealized losses. The gross unrealized losses at September 30, 2009 related to 13 investment securities with a carrying value of $75.1 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are analyzed further to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the 13 securities with gross unrealized losses at September 30, 2009, seven securities have been in a loss position for 12 months or more, including one security for which we have previously recognized other-than temporary impairment for the amount of the anticipated credit loss. Our analysis as September 30, 2009, indicated that these seven securities did not have other-than-temporary impairment or did not have any additional other-than-temporary impairment. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details.

On April 1, 2009, we adopted FASB Staff Position FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends ASC Topic 320-10-65 (Investment-Debt & Equity Securities – Overall – Transition & Open Effective Date Information) to provide other-than-temporary impairment guidance and require the retroactive application, as an adjustment through retained earnings, for any security for which other-than-temporary impairment had been recognized in the consolidated statement of operations for the cumulative effect of applying this FSP with a corresponding adjustment to accumulated other comprehensive income. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details. We did not recognize any additional credit loss on this private-label mortgage-related security or any other investment security in our portfolio since adoption.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock, based on the Bank’s asset size and the amount of borrowings from the FHLB. In recent quarters, the Bank has increased its use of FHLB advances to support asset growth, and we have been required to increase our stock holdings. At September 30, 2009, we held $27.3 million of FHLB stock and maintained $205.0 million of FHLB advances. Currently, we do not have any FHLB debt securities in our investment portfolio. The FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and we believe no impairment has occurred. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details.

Loans

During the first nine months of 2009, total portfolio loans decreased $221.8 million, or 6.9%, to $3.01 billion at September 30, 2009. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $219.9 million, or 7.1%, while consumer-oriented loans decreased slightly. The decrease in commercial loans during the first nine months of 2009 consisted of a $193.6 million, or 13.0%, decrease in C&I loans, a $102.6 million, or 29.3%, decrease in residential construction and land loans and a $20.9 million, or 11.5%, decrease in commercial construction and land loans. These decreases were partly offset by a $97.2 million, or 9.2%, increase in commercial real estate secured loans.

The composition of our loan portfolio as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Commercial and industrial	$1,292,091	43%	$1,485,673	46%
Commercial real estate secured	1,156,114	39	1,058,930	33
Residential construction & land	247,386	8	349,998	11
Commercial construction & land	160,534	5	181,454	5
Consumer-oriented loans	155,372	5	157,222	5

Gross loans	$3,011,497	100%	$3,233,277	100%

At September 30, 2009, C&I loans accounted for 43% of the loan portfolio and totaled $1.29 billion, a decrease of $193.6 million, or 13.0%, compared to $1.49 billion at December 31, 2008. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. We continue to actively develop new customer relationships and originate C&I loans, as part of a larger, strategic realignment of our balance sheet. At the same time, we began to reduce our credit exposure to certain types of customers where we did not feel the risk/return characteristics were consistent with new opportunities in the market place. This realignment, along with a decline in the usage rates on available lines of credits, has caused a reduction in our C&I loan balances.

Our commercial real estate secured loans increased $97.2 million, or 9.2%, to $1.16 billion at September 30, 2009, as compared to $1.06 billion at December 31, 2008. The increase was due to increases in loans secured by both owner and non-owner occupied commercial properties. Approximately 87% of the total commercial real estate secured portfolio are loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	September 30, 2009			December 31, 2008
	Balance	Percentage of Total Commercial Real Estate Loans	Percentage of Gross Loans	Balance	Percentage of Total Commercial Real Estate Loans	Percentage of Gross Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$212,011	18%	7%	$206,637	20%	6%
Commercial non-owner occupied	134,785	12	4	130,227	12	4
Specialized – other	121,983	10	4	92,193	9	3
Office	87,629	8	3	80,592	7	3
Mixed use property	65,704	6	2	65,386	6	2
Other commercial non-owner occupied	70,670	6	3	61,478	6	2

Subtotal commercial non-owner occupied	692,782	60	23	636,513	60	20
Commercial owner occupied	316,124	27	11	270,346	26	8
Multi-family properties	147,208	13	5	152,071	14	5

Total commercial real estate loans	$1,156,114	100%	39%	$1,058,930	100%	33%

Real estate-construction loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. The portion of this portfolio related to residential construction and land decreased by $102.6 million, or 29.3%, to $247.4 million at September 30, 2009, as compared to $350.0 million at December 31, 2008. Because of the slow down in the residential real estate market and reduced real estate valuations, we have been actively trying to reduce our exposure to this portion of the loan portfolio. The residential real estate construction portfolio accounted for 8% of the total loan portfolio at September 30, 2009, down from 11% of the total loan portfolio at December 31, 2008. Our commercial construction and land portfolio declined $20.9 million, or 11.5%, to $160.5 million at September 30, 2009, as compared to $181.5 million at December 31, 2008, and comprised 5% of the total loan portfolio.

The composition of our residential real estate-construction portfolio was as follows as of the dates indicated:

	September 30, 2009			December 31, 2008
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$57,854	23%	2%	$105,526	30%	3%
Condo (new & conversions)	58,651	24	2	95,705	27	3
Multi-family	57,967	23	2	57,495	17	1
Completed for sale	14,889	6	*	16,830	5	1

Total residential construction	$189,361	76%	6%	$275,556	79%	8%
Land – unimproved & farmland	41,184	17	2	52,321	15	2
Land – improved & entitled	2,472	1	*	3,921	1	*
Land – under development	14,369	6	*	18,200	5	1

Total land	58,025	24	2	74,442	21	3

Total residential construction and land	$247,386	100%	8%	$349,998	100%	11%

*	Represents less than 1%

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, totaled $155.4 million at September 30, 2009. Consumer-oriented loans account for approximately 5% of the total loan portfolio. At September 30, 2009, the largest categories of consumer-oriented loans were home equity loans and lines of credit, which totaled $87.4 million, and residential real estate mortgage loans, which totaled $58.9 million.

Loans Held for Sale

At September 30, 2009, we had $102.8 million of loans that we currently have an intent to sell, which includes both commercial and residential mortgage loans.

During the third quarter of 2009, in an effort to reduce the level of nonperforming loans, we decided to sell certain of our nonaccrual loans. In connection with this decision, we completed the sale of a group of loans and also transferred ten additional nonaccrual commercial loans into the held for sale category as we are actively marketing these loans for sale. Upon transfer into the held for sale category, we recorded a charge-off to reduce the loans to their estimated net fair value. We expect to complete the disposition of these nonaccrual commercial loans currently classified as held for sale during the fourth quarter of 2009.

We also have residential mortgage loans classified as held for sale at September 30, 2009 which we are in the process of securitizing and selling to third party investors. During the third quarter of 2009, we purchased a participation interest in 20 pools of residential single family mortgages totaling approximately $100 million. These loans were to have been pooled into pass-through certificates to be issued by a mortgage originator and guaranteed by the Government

National Mortgage Association, otherwise known as Ginnie Mae, and sold to third party investors. The mortgage originator completed the securitization of a portion of these loans in early August and we received payment for the sale of these loans. However, the mortgage loan originator was not able to securitize the remaining single family loans because Ginnie Mae removed the originator from its list of eligible issuers, so we took possession of the underlying collateral and are now working to dispose of those loans.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$12,190	$379	$153	$405
Nonaccrual loans
Commercial and industrial	31,191	38,554	42,263	14,279
Commercial real estate secured	36,824	30,856	23,068	16,859
Residential construction & land	78,224	101,921	114,160	143,458
Commercial construction & land	7,854	11,266	14,934	18,583
All other loan types	9,737	6,840	5,802	3,015

Total nonaccrual loans	163,830	189,437	200,227	196,194

Total nonperforming loans	176,020	189,816	200,380	196,599
Other real estate owned	17,603	20,049	13,179	4,117
Other repossessed assets	2,710	3,021	—	—

Total nonperforming assets	$196,333	$212,886	$213,559	$200,716

Restructured loans not included in nonperforming assets	$4,825	$4,375	$—	$—
Nonperforming loans to total loans	5.65%	5.97%	6.20%	6.39%
Nonperforming assets to total loans plus repossessed property	6.26%	6.65%	6.58%	6.51%
Nonperforming assets to total assets	4.38%	4.68%	4.87%	4.93%

Nonperforming assets decreased during both the third quarter and first nine months of 2009 and were $196.3 million, or 4.38% of total assets on September 30, 2009. In comparison, nonperforming assets were $212.9 million, or 4.68% of total assets at June 30, 2009, $213.6 million, or 4.87% of total assets on December 31, 2008, and $200.7 million, or 4.93% of total assets on September 30, 2008.

Nonperforming loans:

Loans contractually past due 90 days or more but still accruing interest increased to $12.2 million at September 30, 2009, primarily due to one commercial loan of $12.1 million. Because of payment activity subsequent to September 30, 2009, this loan is no longer classified as 90 days or more past due.

Nonaccrual loans decreased to $163.8 million at September 30, 2009, compared to $189.8 million at June 30, 2009, $200.2 million at December 31, 2008 and $196.2 million at September 30, 2008. The decrease in total nonperforming assets during 2009 was largely due to $92.0 million of net charge-offs during the first nine months of 2009, transfers into other real estate owned, and other resolutions. These decreases were partly offset by new nonaccrual loans.

Residential construction and land loans continue to be the largest category of nonaccrual loans and comprise approximately 47% of all nonaccrual loans at September 30, 2009. Nonperforming residential construction and land loans totaled $78.2 million at September 30, 2009, as compared to $101.9 million at June 30, 2009 and $114.2 million at December 31, 2008. Because a large share of nonperforming loans and net charge-offs have come from this portion of our portfolio, we have focused on reducing our exposure in this area. The decrease in these nonaccrual loans was largely due to net charge-offs and the transfer to other real estate owned. We recorded additional net charge-offs during the third quarter associated with these loans in connection with our loan sale and the transfer of loans to held for sale.

Commercial real estate secured loans was the second largest category of nonperforming loans. This category increased to $36.8 million at September 30, 2009 from $23.1 million at year-end 2008. New nonaccrual loans, partly offset by charge-offs, produced the increase in this category. Commercial and industrial nonperforming loans decreased $11.0 million during the first nine months of 2009 to $31.2 million from $42.3 million at December 31, 2008. Net charge-offs and payments or pay downs on these nonperforming loans, partly offset by new nonaccrual loans, primarily produced the decrease.

Other real estate owned and repossessed assets:

Other real estate owned and repossessed assets increased from $13.2 million at December 31, 2008 to $20.3 million at September 30, 2009. The following table provides a rollforward, for the periods indicated, of other real estate and repossessed assets:

	For the Three Month Period Ended		For the Nine Month Period Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Balance at beginning of period	$23,070	$4,280	$13,179	$2,606
Transfers from loans	1,621	159	17,550	4,752
Additional investment in foreclosed properties	—	631	342	810
Dispositions	(4,378)	(904)	(9,998)	(3,195)
Additional impairment	—	(49)	(760)	(856)

Balance at end of period	$20,313	$4,117	$20,313	$4,117

During the first nine months of 2009, we transferred $17.6 million from loans into other real estate and repossessed assets. Of this amount, $12.2 million was transferred from our residential and commercial construction portfolio and $3.8 million was from our C&I portfolio. We capitalized costs totaling $342,000 to improve certain properties to prepare them for sale. In addition, during the first nine months of 2009, we received net proceeds of $9.5 million on the sale of other real estate owned assets that had a carrying value of $10.0 million, resulting in a net loss of $484,000, which was included as additional nonperforming asset expense included in noninterest expense. During the third quarter of 2009, we received net proceeds of $3.8 million on the sale of assets with a carrying value of $4.4 million resulting in a loss of $578,000. We also recorded $760,000 of additional nonperforming asset expense associated with further write-down of certain assets. The level of other real estate owned and repossessed assets increased during 2009 and we expect that these assets may continue to increase in the future as we work through the elevated level of nonperforming assets.

Impaired loans:

Total impaired loans decreased during both the third quarter and first nine months of 2009. At September 30, 2009, impaired loans totaled $163.0 million compared to $197.7 million at June 30, 2009, $206.7 million at December 31, 2008, and $205.7 million at September 30, 2008. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
	(in thousands)
Impaired loans:
Commercial and industrial	$33,237	$47,451	$54,543	$26,814
Commercial real estate secured	36,824	30,856	23,068	16,859
Residential construction and land	84,622	108,102	114,160	143,458
Commercial construction and land	7,854	11,266	14,934	18,583
Consumer-oriented	449	—	—	—

Total impaired loans	$162,986	$197,675	$206,705	$205,714

Recorded balance of impaired loans:
With related allowance for loan losses	$121,743	$168,487	$120,973	$139,242
With no related allowance for loan losses	41,243	29,188	85,732	66,472

Total impaired loans	$162,986	$197,675	$206,705	$205,714

Allowance for losses on impaired loans:
Commercial and industrial	$7,314	$22,563	$13,431	$3,567
Commercial real estate secured	2,930	3,513	2,750	1,246
Residential construction and land	24,198	40,497	23,849	38,734
Commercial construction and land	1,011	2,390	1,421	4,874
Consumer-oriented	—	—	—	—

Total allowance for losses on impaired loans	$35,453	$68,963	$41,451	$48,421

Similar to nonperforming loans, the decrease in impaired loans during the third quarter and first nine months of 2009 primarily resulted from net charge-offs, transfers into other real estate owned, and the payment or resolution of certain assets, partly offset by additions to impaired loans during the period. The allowance for loan losses related to impaired loans also decreased during both the third quarter and the first nine months of 2009 and totaled $35.5 million at September 30, 2009. In comparison, the allowance for loan losses related to impaired loans totaled $69.0 million at June 30, 2009 and $41.5 million at December 31, 2008. The decrease in the allowance for losses on impaired loans in the third quarter of 2009 was primarily due to net charge-offs during the period and lower impairment on new impaired loans. Residential construction and land loans comprise over half of all impaired loans and comprised nearly 70% of the allowance for loan losses on impaired loans. In addition, at September 30, 2009, impaired loans includes the commercial nonaccrual loans currently held for sale and which have no related allowance for loan losses as these loans were charged down to their estimated net fair value upon transfer to held for sale.

As of September 30, 2009, of total impaired loans of $163.0 million, we had $121.7 million that were determined to have impairment and a related allowance for loan losses of $35.5 million. We also had $41.2 million of impaired loans which the individual analysis did not result in a measure of impairment, and, therefore, no related allowance for loan losses has been provided. Once a loan has been determined to be impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal or independent opinion of value. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. As of September 30, 2009, we had four commercial loans, totaling $8.4 million which were considered to have a higher risk of noncompliance with the present loan terms. Even though these loans were still accruing interest, the loans were reported as impaired loans. In addition, during the third quarter of 2009, we completed the modification of several consumer-orientated loans, primarily home equity loans, with a remaining total principal balance of $449,000, which were considered troubled-debt restructurings. These loans are reported as impaired loans and evaluated for impairment. A reconciliation of $163.8 million of nonaccrual and $163.0 million of impaired loans as of September 30, 2009 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$154,093	$154,093
Commercial loans on accrual but impaired	n/a	8,444
Consumer-oriented loans	9,737	449

	$163,830	$162,986

n/a - not applicable

Potential problem loans:

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We do have certain loans internally identified in our loan risk ratings that we have placed on heightened monitoring because of certain weakness which may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of a nonaccrual loans. As of September 30, 2009, these potential problem loans totaled $72.6 million, which included $8.4 million of commercial loans that are current and still accruing interest, but considered impaired. Of the $72.6 million of potential problem loans, $36.3 million were in our real estate – construction portfolio, $30.1 million were in our commercial and industrial portfolio, and $6.2 million were loans secured by commercial real estate. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended		For Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollars in thousands)
Average total loans	$3,180,992	$2,909,799	$3,202,212	$2,652,022

Total loans at end of period	$3,114,254	$3,078,427	$3,114,254	$3,078,427

Allowance for loan losses:
Allowance at beginning of period	$132,927	$104,742	$128,548	$54,681
Net (charge-offs) recoveries:
Commercial and commercial real estate	(14,091)	(9,941)	(41,094)	(14,295)
Real estate—construction	(27,091)	(29,583)	(50,649)	(35,508)
Residential real estate mortgages and consumer loans	(152)	49	(282)	(716)

Total net charge-offs	(41,334)	(39,475)	(92,025)	(50,519)
Provision for loan losses	15,539	52,700	70,609	113,805

Allowance at end of period	$107,132	$117,967	$107,132	$117,967

Annualized net charge-offs to average total loans	5.20%	5.43%	3.83%	2.54%
Allowance to total loans at end of period	3.44%	3.83%	3.44%	3.83%
Allowance to nonperforming loans	60.86%	60.00%	60.86%	60.00%

Our allowance for loan losses was $107.1 million at September 30, 2009, or 3.44% of end-of-period loans and 60.86% of nonperforming loans. At September 30, 2008, the allowance for loan losses was $118.0 million, which represented 3.83% of end-of-period loans and 60.00% of nonperforming loans. The level of net charge-offs has increased in 2009 as compared to 2008. Net charge-offs during the third quarter of 2009 were $41.3 million, or 5.20% of average loans on an annualized basis, and for the first nine months of 2009, net charge-offs totaled $92.0 million, or 3.83% of average loans on an annualized basis. In comparison, net charge-offs during the third quarter of 2008 were $39.5 million, or 5.43% of average loans on an annualized basis, and during the first nine months of 2008 net charge-offs were $50.5 million, or 2.54% of average loans on an annualized basis.

Our allowance for loans losses decreased during the third quarter and first nine months of 2009, as net charge-offs exceeded the provision for loan losses. The level of nonperforming assets began increasing near the end of 2007 and accelerated in 2008, and we increased our provisions for loan losses and the allowance for loan losses in response to the increase in the number of problem assets. While nonperforming assets during 2009 continue to be at historically elevated levels, the rate of inflows experienced in 2009 was less than the rate experienced in 2008. We continue to work aggressively at reducing the level of nonperforming assets and the amount of impaired loans. Total nonperforming assets decreased from $213.6 million at December 31, 2008 to $196.3 million at September 30, 2009, while the level of impaired loans decreased to $163.0 million at September 30, 2009, as compared to $197.7 million at June 30, 2009 and $205.7 million at December 30, 2008. However, as we continue to work through our nonperforming assets and impaired loans, the level of charge-offs has increased in 2009, resulting in an overall decrease in the allowance for loan losses. In addition, during the third quarter of 2009, our loan sale and the transfer to held for sale impacted both our allowance for loan losses and the level of net charge-offs. In connection with the sale and transfer, we charged off $3.2 million more than the specific allocation of the allowance for loan losses we had previously established for these loans. Since we previously had established specific allocations related to these loans, the impact on the provision for loan losses during the third quarter of 2009 was less than the net charge-offs recorded, resulting in a reduction in our allowance for loan losses. While the loan sale and transfer had the impact of reducing the allowance for loan losses, these commercial loans held for sale were included in nonperforming and impaired loans at September 30, 2009. We expect to complete the sale during the fourth quarter of 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $15.5 million for the third quarter of 2009 and $70.6 million during the first nine months of 2009. In comparison, the provision for loan losses was $52.7 million for the third quarter of 2008 and $113.8 million during the first nine months of 2008. Although the provision for loan losses in 2009 has been higher than historical levels, the provision was lower than the level experienced in 2008. The provision for loan losses in 2008 was significantly impacted by the rapid rise in nonperforming and impaired loans and the increase in the severity of the estimated loss associated with these loans. While we experienced weakness in all portions of our loan portfolio, our residential construction and land loans produced the greatest amount of loss. A significant decrease in housing demand and real estate valuations contributed to these losses. The level of impaired loans and nonperforming assets has decreased in 2009 as we continue to work aggressively to resolve these assets. The provision for loan losses in the third quarter of 2009 of $15.5 million was also less then the provision of $39.5 million during the second quarter of 2009, primarily due to lower specific allocations on nonaccrual loans and a decrease in the amount of new nonaccrual loans during the quarter. Our provision for loan losses in any individual accounting period is not an indicator of provisioning in subsequent reporting.

Deposits

Total deposits decreased $78.3 million to $3.05 billion at September 30, 2009 from $3.13 billion at December 31, 2008. While total deposits decreased, our in-market deposits increased because of our in-market deposit initiative that we began in 2009 designed to increase our core in-market deposits and reduce our reliance on brokered and out-of-market deposits. During the first nine months of 2009, our total in-market deposits increased $312.9 million, or 15.5%, as compared to December 31, 2008, and the percentage of total in-market deposits to total deposits increased to 76% at September 30, 2009, up from 64% at December 31, 2008.

Total in-market deposits increased to $2.33 billion at September 30, 2009 from $2.01 billion at December 31, 2008. Noninterest-bearing deposits increased $144.6 million to $615.6 million at September 30, 2009, primarily due to our efforts to increase our relationship-based core deposits. Money market accounts also increased $136.1 million during the first nine months of 2009. In addition, time deposits maintained through the CDARS network increased $140.2 million during the first nine months of 2009 as we entered this network at the end of 2008 in order to accommodate Bank customers with large cash balances seeking the full deposit insurance protection. These increases were partly offset by lower customer certificates of deposit, which decreased $96.1 million due to a planned reduction in higher-rate balances.

Total out-of-market deposits decreased $391.2 million, or 35.0%, to $727.1 million at September 30, 2009 from $1.12 billion at year-end 2008. Higher funding provided by in-market deposits allowed us to reduce reliance on brokered funds. During the first nine months of 2009, brokered and out-of-market CDs decreased by $286.1 million and $40.5 million, respectively, while brokered money market accounts were also lower by $64.3 million.

The following table sets forth the period end balances of total deposits as of each of the dates indicated as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Sept. 30, 2009	Dec. 31, 2008
	(in thousands)
In-market deposits:
Noninterest bearing deposits	$615,590	$470,990
NOW accounts	213,668	218,146
Savings accounts	41,534	42,275
Money market accounts	456,795	320,691
Customer certificates of deposit	774,082	870,183
CDARS time deposits	145,889	5,670
Public time deposits	78,090	84,831

Total in-market deposits	2,325,648	2,012,786

Out-of-market deposits:
Brokered NOW accounts	—	305
Brokered money market deposits	9,052	73,352
Out-of-local-market certificates of deposit	95,990	136,470
Brokered certificates of deposit	622,039	908,133

Total out-of-market deposits	727,081	1,118,260

Total deposits	$3,052,729	$3,131,046

Average deposits for the first nine months of 2009 increased $319.6 million to $3.15 billion, compared to $2.83 billion for the first nine months of 2008. Noninterest bearing demand deposits increased $168.8 million during the first nine months of 2009, largely due to our in-market deposit initiative. Total time deposits increased $285.2 million during the first nine months of 2009 as compared to the first nine months of 2008. During the first nine months of 2008, we increased our reliance on certificates of deposits, primarily customer and brokered certificates of deposit, as a source of funds for our significant asset growth. Because of the growth in 2008, average balances were higher in the first nine months of 2009 as compared to 2008. Between the two year-to-date periods, average local-market and brokered certificates of deposit increased by $177.8 million and $57.3 million, respectively, in the nine month period in 2009 as compared to the same period in 2008. We also began to issue CDARS time deposits at the end of 2008 and average CDARS time deposits increased by $96.8 million during the first nine months of 2009. These increases were offset by a decrease in out-of-local-market certificates of deposit of $47.9 million. In addition, between the two year-to-date periods, NOW accounts increased by $129.1 million, while money market accounts declined by $259.4 million primarily due to the transfer of a large depositor’s balances from money market to a NOW account and a reduction in money market balances by another large depositor during the latter half of 2008.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$565,614	18.0%	—%	$396,774	14.0%	—%
NOW accounts	226,461	7.2	1.60	97,326	3.4	1.02
Money market accounts	426,875	13.6	0.89	686,292	24.3	2.05
Savings deposits	42,067	1.3	0.08	46,183	1.6	0.14
Time deposits:
Certificates of deposit	843,419	26.8	3.56	665,610	23.6	4.30
Out-of-local-market certificates of deposit	111,328	3.5	3.56	159,253	5.7	4.60
Brokered certificates of deposit	758,812	24.1	3.80	701,529	24.8	4.71
CDARS time deposits	96,826	3.1	1.56	—	—	—
Public Funds	73,932	2.4	2.14	72,732	2.6	3.68

Total time deposits	1,884,317	59.9	3.50	1,599,124	56.7	4.49

Total deposits	$3,145,334	100.0%		$2,825,699	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Period-end other borrowings increased $52.1 million to $327.7 million at September 30, 2009, as compared to $275.6 million at December 31, 2008. Most of the increase was a result of higher federal funds purchased which increased by $46.4 million to $100.9 million at September 30, 2009. All of the Federal fund purchased balances at September 30, 2009 were with our correspondent banking customers who may sell Federal funds in order to manage their excess liquidity.

At September 30, 2009, subject to available collateral, the Bank had pre-approved repurchase agreement lines of $200 million and pre-approved overnight federal funds borrowing lines of $120 million. In comparison, at December 31, 2008 we had pre-approved repurchase agreement lines of $390 million and pre-approved overnight federal funds borrowing lines of $95 million. The decrease in our pre-approved repurchased agreement lines during the first nine months of 2009 was primarily due to reduced availability industry-wide as a result of general market conditions.

Notes Payable and Other Advances

At both September 30, 2009 and December 31, 2008, we had $12.0 million outstanding under our $15.0 million revolving credit facility. The facility is scheduled to mature on March 31, 2010. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of September 30, 2009, we were in compliance with these covenants.

At September 30, 2009, we had outstanding borrowings under the Federal Reserve Bank’s Term Auction Facility of $400.0 million. As of September 30, 2009, we had pledged $566.0 million of commercial loans as collateral for these borrowings and had additional maximum borrowing capacity of $147.3 million. We had no borrowings outstanding from the Federal Reserve Bank at December 31, 2008.

Borrowings from the FHLBC decreased $155.0 million during the first nine months of 2009 to $245.0 million at September 30, 2009, compared to $450.0 million as of December 31, 2008. We decreased our use of FHLBC advances in recent periods due to our ability to borrow under the Federal Reserve Bank’s Term Auction Facility at a more favorable interest rate. At September 30, 2009 and December 31, 2008 the Company had additional borrowing capacity at the FHLBC of $209.1 million and $146.7 million, respectively.

Junior Subordinated Debentures

At September 30, 2009, we had $45.4 million of 9.75% fixed rate junior subordinated debentures issued to TAYC Capital Trust I, our wholly-owned statutory trust, which are currently callable at par, at our option. Unamortized issuance costs relating to these debentures were $2.4 million on September 30, 2009. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

At September 30, 2009, we also had $41.2 million of junior subordinated debentures issued to TAYC Capital Trust II, our wholly-owned statutory trust. These junior subordinated debentures pay a variable interest rate based upon the 3 month LIBOR plus 2.68%. We can redeem all or part of the debentures at any time, subject to regulatory approval, at par.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. The notes were issued with detachable warrants to purchase up to 900,000 shares of our common stock at an exercise price of $10.00 per share. At September 30, 2009, the subordinated notes reported on the Consolidated Balance Sheets totaled $55.6 million, which was net of $4.4 million of unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being amortized as an additional interest expense of the subordinated notes, over the remaining contractual life of the notes.

CAPITAL RESOURCES

At September 30, 2009 and December 31, 2008, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$438,628	12.75%	$275,216	>8.00%	$344,020	>10.00%
Cole Taylor Bank	397,151	11.56	274,907	>8.00	343,634	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	339,201	9.86	137,608	>4.00	206,412	>6.00
Cole Taylor Bank	297,773	8.67	137,454	>4.00	206,180	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	339,201	7.47	181,728	>4.00	227,160	>5.00
Cole Taylor Bank	297,773	6.56	181,472	>4.00	226,840	>5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	372,377	10.22	>145,748	>4.00	>218,622	>6.00
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	372,377	8.73	>170,682	>4.00	>213,352	>5.00
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	>212,857	>5.00

All of our capital ratios declined during the first nine months of 2009 primarily due to a decrease in regulatory capital caused by our net loss. However, for the total capital and Tier I capital to risk-weighted assets ratios, a decrease in risk-weighted assets partly offset the impact of lower regulatory capital. During the first nine months of 2009, total risk weighted assets decreased, despite an increase in total assets, because of a shift in the mix of our total asset to lower risk-weighted investment securities from the higher risk-weighted loans. An increase in average assets and the lower regulatory capital combined to cause a larger decrease in our ratio of Tier I capital to average assets than the total capital and Tier I capital to risk-weighted asset ratios.

The Bank’s total and Tier I capital to risk-weighted asset ratios increased during the first nine months of 2009 primarily due to the decrease in risk-weighted assets caused by a shift in the composition of assets towards the lower risk-weighted assets investment balances from the higher risk-weighted loan balances. The Bank’s regulatory capital declined slightly during the first nine months of 2009 as the Bank’s net loss was partly offset by a $15.0 million capital contribution made by us to the Bank. The Bank’s Tier I capital to average asset ratio declined due to both an increase in average assets and the decrease in regulatory capital.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the first nine months of 2009 or during all of 2008. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

We did not pay a dividend on our common stock during the first three quarters of 2009. We declared a $0.10 per share common dividend during the first quarter of 2008 totaling $1.1 million. During the first nine months of 2009, we declared each of the quarterly dividends on each of our Series A and Series B Preferred stock, totaling $7.4 million in the aggregate.

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

LIQUIDITY

We have taken steps to strengthen our liquidity position during the first nine months of 2009 and reduce our reliance on out-of-market deposit balances. While total deposits decreased during the first nine months of 2009, in-market deposits increased $312.9 million and we reduced our out-of-market deposits by $391.2 million. In addition, we have used attractively priced short-term funding opportunities from the FHLB and Federal Reserve Bank to support asset growth.

During the first nine months of 2009, cash inflows included $276.7 million from the sale of available for sale investment securities, $249.9 million of maturities and repayments of investment securities, increased other borrowings and advances of $207.1 million and reduced loan balances of $87.0 million.

Cash outflows during the nine months included $708.9 million for the purchase of available for sale investment securities, an $80.1 million net decrease in deposit balances and the payment of $7.7 million in dividends on our Series A and Series B Preferred stock.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s advance programs, including the Term Auction Facility, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

The Term Auction Facility is a temporary program which will operate at least until January 2010, as the Federal Reserve Bank has indicated that it intends to scale back this facility in response to continued improvements in financial market conditions. As this program is phased out, we would likely replace this borrowing with additional advances from the FHLBC.

At the holding company level, cash and cash equivalents totaled $50.9 million at September 30, 2009, as compared to $76.5 million at December 31, 2008. Cash outflows during the first nine months of 2009 included a $15.0 capital contribution to the Bank, $7.7 million for the payment of dividends on our Series A and Series B Preferred stock, and $5.5 million of interest paid on our junior subordinated debentures and notes payable. The Company also had $3.0 million of availability under its revolving line of credit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At September 30, 2009, we had $826 million of undrawn commitments to extend credit and $85 million of financial and performance standby letters of credit. In comparison, at December 31, 2008, we had $928 million of undrawn commitments to extend credit and $87 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, a liability for $3.2 million and $2.9 million, respectively, was established for commitments under standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

The following table describes the derivative instruments outstanding at September 30, 2009:

Product	Notional Amount	Interest Rates	Wt. Avg. Maturity	Fair Value
	(dollars in thousands)
Non-hedging derivative instruments:
Interest Rate Swap—pay fixed/receive variable	$187,029	Pay 4.29% Receive 0.508%	3.4yrs	$(11,502)
Interest Rate Swap—receive fixed/pay variable	187,029	Receive 4.29% Pay 0.508%	3.4yrs	11,575
Forward loan sale contracts	81,200	Weighted Avg Interest Rate 5.1%	Oct. 2009	(497)

Total	$455,258

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At September 30, 2009, our only derivative instruments were interest rate exchange agreements related to customer transactions and forward loan sale contracts related to loans held for sale, which are not designated as hedges.

In January 2009, we terminated a $100 million notional amount interest rate swap that was not designated as an accounting hedge at the time of termination. Previously, we had designed this derivative as a cash flow hedge, however, we had discontinued hedge accounting in December 2008 when we determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. Changes in fair value of the swap from the period that the hedge designations were removed until the swap was sold in January 2009 were included in other derivative income in noninterest income. Other derivative income during the first nine months of 2009 included a $33,000 loss because of a decrease in fair value from December 31, 2008 to the date of the sale.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to be relatively unchanged from the net interest income in the rates unchanged scenario at September 30, 2009, indicating that our interest earning assets would be as sensitive to an increase in market interest rates as our portfolio of interest bearing liabilities. At December 31, 2008, the projected variance in the rising rate scenario was $6.8 million, or 6.3%, higher than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both September 30, 2009 and December 2008.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2009		At December 31, 2008
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$20	0.0%	$6,805	6.3%
- 200 basis points over one year	N/A	N/A	N/A	N/A

N/A – Not applicable

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards

Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the only source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material financial impact on our consolidated financial statements, however, all future references to authoritative literature will reference the ASC. (FASB ASC 105-10)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS No. 167 amends ASC Topic 810 (Consolidations) by significantly changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently assessing the impact the adoption of SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”). SFAS No. 166 amends ASC Topic 860 (Transfer & Servicing) to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. We are currently assessing the impact the adoption of SFAS 166 will have on our consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 on April 1, 2009 and the adoption had no material impact on our consolidated financial statements. (FASB ASC 855-10)

In April 2009, FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 as of April 1, 2009 and the adoption had no material impact on our consolidated financial statements. See “Notes to Consolidated Financial Statements – Fair Value” for additional details. (FASB ASC 825-10-65)

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value (in accordance with SFAS 157, “Fair Value Measurements”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate if a transaction is not orderly. We adopted FSP FAS 157-4 as of April 1, 2009 and the adoption had no material impact on our consolidated financial statements. (FASB ASC 820-10-65)

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FAS FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance currently included in U.S. GAAP for debt securities to improve presentation and disclosure. We adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. Upon adoption, we were required to apply this FSP to any securities that had previously had other-than-temporary impairment recognized through the Statement of Operations and recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details on the adoption of this FSP. (FASB ASC 320-10-65)

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 provides guidance that unvested share-based payment awards that contain nonforfeitable rights to dividends or equivalents shall be included in the computation of EPS pursuant to the two-class method under FASB Statement 128. We adopted FSP EITF 03-6-1 on January 1, 2009 and the adoption had no impact on our consolidated financial statements. (FASB ASC 260-10)

In June 2008, FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies whether certain conversion features of freestanding financial instruments should be accounted for as derivative instruments under the provisions of FASB 133. We adopted EITF 07-5 on January 1, 2009 and the adoption had no impact on our consolidated financial statements. (FASB ASC 815-40)

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 and requires qualitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements. (FASB ASC 815-10)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, SFAS 160 establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. We adopted SFAS 160 on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements. (FASB ASC 810-10)

Quarterly Financial Information

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

	2009 Quarter Ended			2008 Quarter Ended				2007 Qtr Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(in thousands, except per share data)
Interest income	$56,033	$55,715	$54,317	$54,624	$50,764	$46,406	$52,654	$56,879
Interest expense	23,658	25,335	26,971	30,210	28,866	24,841	28,180	31,392

Net interest income	32,375	30,380	27,346	24,414	21,898	21,565	24,474	25,487
Provision for loan losses	15,539	39,507	15,563	30,353	52,700	49,355	11,750	23,000
Noninterest income	3,376	12,137	5,343	1,085	3,220	4,030	4,102	3,882
Noninterest expense	22,516	23,707	21,165	21,630	27,301	22,623	21,816	17,515
Goodwill impairment	—	—	—	—	—	—	—	23,237

Income (loss) before income taxes	(2,304)	(20,697)	(4,039)	(26,484)	(54,883)	(46,383)	(4,990)	(34,383)
Income taxes (benefit)	144	2,558	(1,221)	(11,648)	25,653	(21,067)	(1,150)	(5,118)

Net income (loss)	(2,448)	(23,255)	(2,818)	(14,836)	(80,536)	(25,316)	(3,840)	(29,265)
Preferred dividends and discounts	(2,873)	(2,868)	(2,862)	(2,150)	(16,680)	—	—	—

Net income (loss) available to common stockholders	$(5,321)	$(26,123)	$(5,680)	$(16,986)	$(97,216)	$(25,316)	$(3,840)	$(29,265)

Earnings (loss) per share:
Basic	$(0.51)	$(2.49)	$(0.54)	$(1.62)	$(9.30)	$(2.42)	$(0.37)	$(2.78)
Diluted	(0.51)	(2.49)	(0.54)	(1.62)	(9.30)	(2.42)	(0.37)	(2.78)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Loan and Subordinated Debenture Purchase Agreement, dated November 27, 2002, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 26, 2002).

4.3	First Amendment to Loan and Subordinated Debenture Purchase Agreement, dated as of November 27, 2003, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K filed March 11, 2004).

4.4	Second Amendment to Loan and Subordinated Debenture Purchase Agreement, dated June 8, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q filed August 6, 2004).

4.5	Third Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 9, 2004, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 10, 2004).

4.6	Fourth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 12, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 18, 2006).

4.7	Fifth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated December 28, 2006, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K filed March 15, 2007).

4.8	Sixth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated January 24, 2008, by and between LaSalle Bank National Association and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed March 31, 2008).

Exhibit Number	Description of Exhibits

4.9	Seventh Amendment to Loan and Subordinated Debenture Purchase Agreement, dated September 24, 2008, by and between Taylor Capital Group, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed September 30, 2008).

4.10	Eighth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 2, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.10 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2009).

4.11	Ninth Amendment to Loan and Subordinated Debenture Purchase Agreement, dated March 10, 2009, by and between Bank of America, N.A. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2009).

4.12	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.13	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.14	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.15	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 12, 2009
/s/ BRUCE W. TAYLOR
Bruce W. Taylor
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)