Form 10-K
period 2009-12-31
TAYLOR CAPITAL GROUP INC
filed 2010-03-29
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on The Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $39,224,997.

At March 19, 2010, there were 11,076,197 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Notice of Annual Meeting and Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on or around May 13, 2010 are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

Our Business

Taylor Capital Group, Inc. (the “Company”, “we”, “us”, or “our”) is a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (“the Bank”). The Bank was founded in 1929 by forefathers of the Taylor family and has served the Chicago metropolitan area for over 80 years. We were formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago metropolitan area. We also provide asset-based lending and residential mortgage origination services outside our Chicagoland region through offices in other geographic markets. At December 31, 2009, we had assets of approximately $4.4 billion, deposits of approximately $3.0 billion and stockholders’ equity of $258.8 million.

Our primary business is commercial banking and, as of December 31, 2009, approximately 95% of our loan portfolio was comprised of commercial loans. Our targeted commercial lending customers are closely-held businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition; owner-occupied commercial real estate financing; revolving lines of credit; and stand-by and commercial letters of credit. In addition to our lending activities, we offer deposit products such as checking, savings and money market accounts; time deposits and repurchase agreements to our business customers and community-based customers, typically individuals and small, local businesses, located near our banking centers. We offer corporate treasury cash management services to our commercial customers, which include internet balance reporting, remote deposit capture, positive pay, automated clearing house products, imaged lock-box processing, controlled disbursement, and account reconciliation. We also cross-sell products and services to the owners and executives of our business customers designed to help them meet their personal financial goals. Our product offerings also include personal customized credit and wealth management services. We use third-party providers to augment our offerings to include investment management and brokerage services. Our products and services consist of commercial banking credit and deposit products delivered by a single operations area. We do not have separate and discrete operating segments.

Our Strategy

Our strategy to build stockholder value is based on a focused plan to be the commercial banking specialists for closely-held businesses and the people who own and manage them. Providing commercial banking services in this market niche has been an integral part of Cole Taylor Bank’s strategy since it was founded in 1929 and was reinforced by our recent management and operational changes. Our strategy is comprised of the following elements:

•

Relationship-oriented customer experience. Our customers are the center of what we do, so we partner with our customers to understand the dynamics of the businesses that we serve. Speed and responsiveness are critical elements of the customer experience, and we do our utmost to be available anytime and any place to meet their needs. We believe closely-held business owners value a long-term relationship with a quality banker who provides innovative advice and creative ideas and understands the challenges and opportunities these owners face. For this reason, we believe our relationship managers are the most important “product” that we offer as well as our customers’ access to our senior management.

•	Focus on our targeted customers. We focus our time and resources on closely-held businesses and the owners and managers of these businesses. We identify and pursue these customer niches as a natural extension of our focused strategy. We also seek to leverage our commercial relationships by cross-selling products and services to address the personal financial needs of these business owners and managers. We then expand on the relationships that we have built with these key decision-makers by helping them meet their personal financial goals through products such as personal customized credit, a wide array of deposit products, as well as financial planning and wealth management services provided by third party providers.

•

Optimal position in our market. We believe that we are well positioned to meet the needs of our target market. We are large enough to handle more complex credit facilities and treasury cash management services, but small enough to provide more personalized customer service. We also believe that it is important to our customers to have access to senior management who understand what is involved to run an owner-operated business. This relationship banking approach, coupled with our ability to offer customized products and financial solutions, is what we believe sets us apart from our competition.

•

Efficient growth. Historically, we have increased our total loans through organic growth, and we expect to continue to grow our business and develop new customer relationships and cross-sell other products and services to our commercial customers and the owners and managers of those businesses. At the same time, we continue to monitor our loan portfolio and have reduced our exposure to certain industries and sectors that we no longer consider economically desirable.

•

Effective credit risk management. A disciplined underwriting and credit administration and monitoring process is critical to our success. Credit risk is the primary risk we face in our business model, and we dedicate significant resources to monitor and protect our asset quality. We expect that the current economic downturn and its effect on the real estate market will continue to require greater attention from senior management to minimize potential losses in our loan portfolio.

Competition

We encounter intense competition for all of our products and services, including substantial competition in attracting and retaining deposits and in obtaining loan customers, both in the Chicago metropolitan area and in the types of products and services that we offer. We also encounter intense competition in the pricing of our products and services, including interest rates paid on deposits, interest rates charged on loans, as well as credit terms and underwriting criteria, and fees charged for trust, investment and other professional services. Our principal competitors are numerous and include other commercial banks, both locally and nationally, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. We may also face a competitive disadvantage as a result of our smaller size, limited branch network and narrower product offerings. Many of our competitors are significantly larger than us and have access to greater financial and other resources. In addition, many of our non-bank competitors are not subject to all of the same federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks. As a result, our non-bank competitors may have advantages over us in providing some services.

Employees

Together with the Bank, we had approximately 434 full-time equivalent employees as of December 31, 2009. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are regulated under federal and state law and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). These laws, regulations and policies address, among other things, the scope of business; the kinds and amounts of investments; reserve requirements; capital levels relative to operations; the nature and amount of collateral for loans; the establishment of branches, mergers and consolidations; and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for our operations and those of our subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders.

The following is a summary of the material elements of the regulatory framework that applies to us and our banking subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply or restate all of the requirements that are described, and the summary is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on our business and the business of our subsidiaries.

The Company

General. We, as the sole stockholder of the Bank, are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiaries as the Federal Reserve may require. We are also subject to regulation by the DFPR under Illinois law.

Current Economic Environment. The U.S. government has taken a variety of actions over the past 18 months that were intended to stimulate the national economy, including the passage of legislation, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”,) although known commonly as the economic stimulus bill), and the implementation of programs by federal agencies, including the Federal Reserve, the FDIC and the U.S. Treasury Department.

In 2008, pursuant to its authority under the EESA, the U.S. Treasury announced the Troubled Assets Relief Program’s Capital Purchase Program (the “CPP”), in which the U.S. Treasury would invest up to $250 billion in preferred stock and warrants to purchase common stock of qualified financial institutions that applied to participate. We applied to participate in the CPP, and on November 21, 2008, the U.S. Treasury invested $104.8 million in our Series B preferred stock, equal to 3% of our risk-weighted assets as of September 30, 2008. The terms of the Series B preferred stock, and the accompanying warrants to purchase 1,462,647 shares of common stock at a price of $10.75 per share, are described later in this Annual Report under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

As a result of this investment by the U.S. Treasury, we are required to certify to the U.S. Treasury that we complied with statutory, Treasury and contractual executive compensation restrictions imposed as part of this program. We will be required to re-certify this attestation on an annual basis so long as any of the shares of Series B preferred stock remain outstanding. The Compensation Committee of our Board of Directors also must provide the U.S. Treasury with an explanation of our senior executive compensation arrangements and how such arrangements are designed to ensure that they do not encourage unnecessary or excessive risk-taking.

In addition, pursuant to the ARRA, we are subject to restrictions on executive compensation so long as any of the shares of Series B preferred stock remain outstanding. These restrictions include a prohibition on paying or accruing any bonus, retention award or incentive compensation to certain senior executive officers, other than limited exceptions for restricted stock grants and pre-existing contractual obligations and a prohibition on any severance payments to any of our senior executive officers or any of our next 20 most highly-compensated employees. Our Board of Directors also adopted a company-wide policy regarding excessive or luxury expenditures (available at www.TaylorCapitalGroup.com), and we are required to permit an advisory stockholder vote to approve executive compensation, as disclosed in our Proxy Statement, at each annual meeting of stockholders so long as any of the shares of Series B preferred stock remain outstanding.

We elected to participate in the FDIC’s transaction guarantee program. Under this program, the FDIC agreed to insure 100% of non-interest bearing and certain low-interest bearing deposit transaction accounts through December 31, 2009. This program was subsequently extended to June 30, 2010. During 2009, the FDIC assessed us a 10 basis point annual surcharge applied to eligible deposit accounts over $250,000 as part of its normal quarterly assessment process for participation in this program. This assessment increased to 20 basis points in 2010.

The FDIC has also provided for a temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after this program expires in December 31, 2013. (Other changes related to the regulation of deposit insurance are discussed below under “Deposit Insurance.”)

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

Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may also engage in, or own shares in companies engaged in, a wider range of non-banking activities. The activities could include securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and that does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have not yet applied for approval to operate as a financial holding company.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital, plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses. As of December 31, 2009, we had regulatory capital in excess of these minimum requirements.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth or experiencing operating losses over a period of several successive quarters, may be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes. The terms of any such capital are expected to result in ownership and economic dilution to our current stockholders.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by general corporate law considerations, policies of the Federal Reserve applicable to bank holding companies, and limitations contained in the documents governing our trust preferred securities and Series A and Series B preferred stock. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or, if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. We also have agreed, consistent with our past practice, to continue to provide our regulators notice before we pay dividends on our Series A and Series B preferred stock and the payment of interest on our trust preferred securities.

The Bank

General. The Bank is an Illinois-chartered bank, and the deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Reserve System (“member bank”). As an

Illinois-chartered, FDIC-insured member bank, the Bank is also subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks; the Federal Reserve; as the primary federal regulator of member banks; and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four risk categories based upon their capital group and supervisory group designations. Institutions classified in the highest capital group (i.e., those with a “well capitalized” capital group designation) and in the highest supervisory group (i.e., those with CAMELS ratings of 1 or 2) pay the lowest premium. Institutions that are in the lowest (i.e., undercapitalized) capital group and lowest supervisory group (i.e., those with CAMELS ratings of 4 or 5) pay the highest premium. The FDIC determines capital group assignments quarterly.

During the year ended December 31, 2009, DIF assessments ranged from 7 cents to 77.5 cents per $100 of assessable deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits. In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated risk-based insurance assessment for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, we prepaid $31.9 million of deposit insurance assessments which is recorded in other assets on the Consolidated Balance Sheets. This prepaid asset will be reduced each quarter and recorded as an expense as the future quarterly assessments are applied.

FICO Assessments. DIF members are subject to assessments to cover the interest payments on outstanding Financing Corporation (“FICO”) obligations until the final maturity of such bond obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. For the fourth quarter of 2009, the assessment on these obligations was 1.06 basis points.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2009, the Bank paid supervisory assessments to the DFPR totaling $402,000.

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

The capital requirements described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned and other factors, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Although the Bank is considered “well capitalized” as defined by Federal Reserve regulations, we contributed an additional $25.0 million of capital to the Bank in the first quarter of 2010 to further strengthen the Bank’s regulatory capital. We intend to pursue a plan to raise additional regulatory capital at the holding company level and are committed to supporting the Bank and maintaining its capital levels.

Dividend Payments. Historically, our primary source of funds has been dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years. As of December 31, 2009, the Bank could not declare or pay dividends to us without the approval of regulatory authorities.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. If funds were available for dividends, the Federal Reserve also may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth; require the institution to increase its capital; restrict the rates the institution pays on deposits; or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. The Bank has the authority under Illinois banking law to establish branches anywhere in the State of Illinois, subject to receipt of required regulatory approvals.

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

Federal Reserve System. Federal Reserve regulations, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances are exempt from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) subjects us to a broad range of corporate governance and accounting measures relating to increased corporate responsibility and accountability. These measures are designed to protect investors in publicly-traded companies by imposing penalties for accounting and auditing improprieties and other measures intended to lead to accuracy and reliability of disclosures under federal securities laws. Among other things, Sarbanes-Oxley and its implementing regulations impose membership requirements and additional responsibilities for our Audit Committee, restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), additional responsibilities for external financial statements on our chief executive officer and chief financial officer and disclosure requirements for corporate insiders. Management is also required to evaluate our disclosure controls and procedures and our internal controls over financial reporting.

Available Information

Our website is www.taylorcapitalgroup.com. We make available on our website under the caption “Stock Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

You should read carefully and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation and supervision, which is primarily for the protection of depositors and customers rather than for the benefit of stockholders. As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. Cole Taylor Bank, as an Illinois-chartered member bank, is subject to regulation and supervision by the DFPR and by the Federal Reserve. We undergo periodic examinations by our regulators, who have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Our failure to comply with state and federal regulations can lead to, among other things, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. We cannot assure you that we will be able to fully satisfy the requirements imposed by the regulatory authorities that supervise us.

Further, we are significantly impacted by the policies of the Federal Reserve, whose fiscal policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our financial condition and results of operation.

Regulatory restrictions and liquidity constraints at the holding company level could impair our ability to pay dividends or interest on our outstanding securities.

Historically, our primary source of funds at the holding company level has been dividends received from the Bank. The Bank is subject to dividend restrictions set forth by regulatory authorities, whereby it may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2009, the Bank could not declare or pay dividends to us without the approval of regulatory authorities.

In order to preserve capital, our Board of Directors suspended the payment of dividends on our common stock beginning in the second quarter of 2008. Current and future liquidity constraints at the holding company level could impair our ability to declare and pay dividends or interest on our outstanding securities in the future. We also have agreed, consistent with our past practice, to continue to provide our regulators notice before we pay dividends on our Series A and Series B preferred stock and the payment of interest on our trust preferred securities.

At December 31, 2009, $12 million was outstanding under our $15 million revolving credit facility. We repaid all amounts outstanding under this facility in March 2010, and we do not expect to renew this facility with our current lender when it expires on March 31, 2010.

Furthermore, we are committed to maintaining the Bank’s well capitalized status and made a $25.0 million capital contribution to the Bank during the first quarter of 2010. In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes. We cannot assure you that we will be able to raise such capital on terms acceptable to us, if at all. If we are not able to raise capital on terms that are acceptable to us, it will have a material adverse effect on our ability to serve as a source of strength to the Bank and we likely will be required to scale back our future growth and take other measures to improve our financial condition. In addition, our inability to raise additional equity would likely impact our ability to pay dividends on our issuances of preferred stock, and pay interest on our junior subordinated debt and the related issuance of trust preferred securities.

The UST may also impose additional limitations on our ability to use funds we received from our participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), including the payment of dividends or interest on our outstanding securities. For example, we are currently prohibited from declaring or paying any dividends on our common stock without the UST’s consent until the earlier of November 21, 2012 or the date on which the UST no longer holds any of our Series B preferred stock. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

Our regulators could require us to maintain additional regulatory capital.

At December 31, 2009, both we and our Bank were categorized as “well capitalized” under the regulatory capital framework. Our regulators have the ability to require us to maintain higher capital levels. If our regulators required the Bank to hold additional capital above the well capitalized level, we would either have to make an additional capital contribution to the Bank, have the Bank raise regulatory capital, or reduce our asset levels. During the first quarter of 2010, we increased the Bank’s capital levels by making a $25.0 million capital contribution from the holding company. In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes. The inability to attract new capital investments or our ability to attract the capital on acceptable terms to us, could have a material adverse impact on our operations and financial position.

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

Our estimates of the risk of loss and amount of loss on any loan are exacerbated by the significant uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding the holding period until sale and the collateral liquidation method, our actual losses may significantly vary from our current estimates.

Our commercial loans and commercial real estate loans generally involve higher credit risk than residential real estate loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of our customers’ businesses, repayment of such loans may be influenced to a great extent by the ability of our customers to execute on their business strategies and may be adversely impacted by adverse economic conditions in the markets we serve. If our customers are unable to successfully operate their businesses, our actual losses on our commercial loans may exceed our current estimates.

In addition, federal and state regulators periodically review the adequacy of our allowance for loan losses. Such regulators may require us to make additional provisions to the allowance, recognize additional loan charge-offs based upon their judgments about information available to them at the time of their examinations, or require us to reduce the level of nonperforming assets. Any such additional provisions for loan losses or charge-offs required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations or result in decreased standing with our regulators and result in additional capital requirements.

We are subject to lending concentration risks.

We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer considered economically desirable. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are typically larger in amount than loans to individual consumers and, therefore, have higher potential losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans and the deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on our results of operations and financial condition.

New residential home sales continue to be at depressed levels, increasing financial stress on our real estate developer customers and adversely impacting their ability to repay their loan obligations as agreed. Further deterioration in the credit quality of our real estate construction loans would have a material adverse effect on our financial condition and results of operations.

Our financial condition, results of operations and reputation would be materially adversely impacted if we are unable to respond effectively to unanticipated deposit volatility.

As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. In 2009, we improved our liquidity position by increasing the amount of funding from our core customers in order to reduce reliance on brokered funding. We have customers that maintain significant deposit balances, the immediate withdrawal of which could have a material adverse affect on our daily liquidity management. In addition, the number of branches we maintain is small relative to our size, which hinders our ability to acquire deposits. We could encounter difficulty meeting a significant deposit outflow, in which case our capital position, reputation or profitability could be negatively affected. We primarily use advances from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. If we fail to effectively manage the risk of deposit volatility, our business, financial condition and reputation could be materially adversely affected.

Reduced access to wholesale funding sources may hinder our ability to replace deposit withdrawals and support our operations and future growth.

We must maintain access to sufficient funds to respond to the needs of our depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. While we have increased our funding from our core customers to reduce our reliance on wholesale funding, we continue to use brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and FHLB and FRB advances as a source of liquidity.

Under FDIC regulations, only “well-capitalized institutions” may issue brokered CDs without prior regulatory approval. The Bank is currently categorized as “well-capitalized” and therefore may continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which would result in higher costs to, or reduced asset levels at, the Bank.

Our participation in the TARP CPP may place significant restrictions on our operations.

Under the TARP CPP, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are not permitted to pay dividends on our common stock without the UST’s approval until November 21, 2012, unless all of our Series B preferred stock has been redeemed or transferred by the UST to unaffiliated third parties. In addition, our ability to repurchase our shares of our common stock and other securities is restricted. The consent of the UST generally is required for us to make any stock repurchases (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until November 21, 2012, unless all of the outstanding shares of our Series B preferred stock have been redeemed or transferred by the UST to unaffiliated third parties. Further, we may not repurchase shares of our common stock or Series A preferred stock if we are in arrears on the payment of Series B Preferred dividends.

Due to our participation in the TARP CPP, we are also subject to the UST’s current standards for executive compensation and corporate governance for the period during which the UST holds our Series B preferred stock, as most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance on June 10, 2009 and apply to the five most highly compensated senior executive officers, including our Chief Executive Officer and our Chief Financial Officer, and the next most 20 of our most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value or that encourage manipulation of reported earnings; (ii) a required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements, earnings, revenues, gains or other criteria; (iii) a prohibition on making “golden parachute payments” to senior executive officers and our next five most highly compensated employees; (iv) an agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year; (v) prohibitions on accruing and paying bonuses, retention awards and other incentive compensation to our five most highly paid employees other than restricted stock grants that do not fully vest during the TARP period, have a minimum 2-year vesting period and have a value of no more than one-third of the affected employee’s total annual compensation; (vi) retroactive review of bonuses, retention awards and other compensation paid to senior executive officers and our next 20 most highly compensated employees previously provided by TARP recipients if found by the UST to be inconsistent with the purposes of TARP or otherwise contrary to public interest; (vii) required establishment and posting of a company-wide policy regarding “excessive or luxury expenditures;” (viii) prohibitions on tax “gross ups” relating to severance, perquisites or other forms of compensation to the senior executive officers and our next 20 most highly compensated employees; (ix) disclosure of perquisites in excess of $25,000 that are paid to employees who are subject to bonus limitations; and (x) inclusion in a participant’s proxy statement for any annual stockholder meeting of a nonbinding “Say on Pay” stockholder vote on the compensation of executives. The restrictions on bonuses and incentive compensation in particular may result in us issuing additional shares of our common stock to compensate our executive officers that likely would result in dilution to our common stockholders and could have an adverse impact on the market value of our common stock.

Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

We are rated by several different rating agencies, including Fitch, IDC, LACE and Bankrate.com. Adverse operating results and other factors may reduce our ratings with these agencies, which could subject us to negative publicity, adversely impact our ability to acquire or retain deposits and increase our cost of borrowing or limit our asset growth. Also, our credit ratings are an important factor to the institutions that provide our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. These transactions may expose us to certain default risks. In certain circumstances, the collateral that we hold may be insufficient to cover such risks, resulting in losses that could have a material adverse affect on our business, financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability.

We are subject to interest rate risk. We realize income primarily from the difference between interest earned on loans and investments and the interest incurred on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., LIBOR and prime) may not change to the same degree over a given time period. If market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, our loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

As part of our asset and liability management process, we perform sensitivity analysis to determine our exposure to changes in interest rate and develop strategies to mitigate this exposure. We attempt to mitigate our interest rate risk by managing the volume and mix of our earning assets and funding liabilities and using derivative financial instruments to hedge interest rate risk associated with specific hedged items. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Our business is subject to the conditions of the local economy in which we operate and continued weakness in the local economy and the real estate markets may adversely affect our business.

Our success is dependent to a significant extent upon economic conditions in the Chicago metropolitan area, where most of our loans are originated. The ongoing crisis caused by the current economic recession, unemployment, changes in housing market values, changes in securities markets or by inflation or other factors could continue to impact our customers and their ability to repay loans, the value of collateral securing our loans, and the stability of our deposits.

Our operating results have been negatively impacted by the continued historically high level of nonperforming loans in our commercial loan portfolio. Continued weakness in the Chicago metropolitan area economy may have a material adverse affect on our business, financial condition and operating results, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to continue to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Continued adverse conditions in the local economy could also reduce demand for new loans and impair our ability to attract and retain deposits.

Our business is subject to domestic and international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

Our business is affected by domestic and international factors that are beyond our control, including economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, competition, changes in government monetary and fiscal policies, and consolidation within our customer base and within our industry. Because of uncertainty in the market, certain lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. Any resulting lack of available credit or any lack of confidence in the banking and financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance that this strategy will be successful. Our growth and profitability depend on our continued ability to compete effectively within our market area.

Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

We believe our future success is dependent, in part, on our ability to attract and retain highly qualified and experienced personnel in key senior management and other positions. Our competitive strategy is to provide each of our commercial customers with a highly qualified relationship manager that will serve as the customer’s key point of contact with us. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Competition for experienced personnel is intense, and we may not be able to successfully retain and attract such personnel.

Our recent operating losses have reduced our cash-based incentive awards. In addition, our participation in the TARP CPP program places limits on executive compensation. While we have not recently experienced significant employee turnover, the inability to retain and attract key personnel could negatively impact our operations.

New lines of business or new products and services may subject us to certain additional risks.

During 2008, we expanded our asset-based lending initiative and in 2009, we announced the formation of a new residential mortgage loan origination line of business. From time to time, we will consider and may enter into new lines of business or offer new products or services. These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and we can give no assurance that our projected price and profitability targets will be attainable or that our efforts will be successful. These initiatives could also require us to enter geographical markets that are new to us. In addition, new lines of business and new products and services could significantly impact the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse affect on our business, results of operations and financial condition.

We may experience difficulties in managing our growth.

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

In furtherance of our growth strategy, we may also seek to acquire other financial institutions or parts of those institutions in the future and we may engage in branch expansion. In connection with future acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current stockholders. Furthermore, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve a level of profitability that will justify the investment that we made in any such acquisition.

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

We also maintain approximately 36,000 square feet of general office space for our administrative offices in downtown Chicago at 225 West Washington under an operating lease with a 15-year term and two five-year renewal options which could extend the lease to 2032.

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

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	14,807
Skokie	4400 West Oakton, Skokie, Illinois	15,800
Old Orchard	Golf Road and Skokie Boulevard, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Ashland	1542 W. 47th Street, Chicago, Illinois	6,000
Yorktown	Three Yorktown Center, Lombard, Illinois	5,966
South Clark	20 South Clark, Chicago, Illinois	2,700

We have expanded our asset-based lending services and opened offices in geographical areas outside the Chicago metropolitan region. Currently, we maintain offices in Houston, Texas, Kansas City, Missouri, Milwaukee, Wisconsin, Baltimore, Maryland, and Atlanta, Georgia. Each of these offices operates under short-term operating leases.

The principal administrative offices of our new residential mortgage loan originations line of business are located in an 8,000 square foot facility in Hamburg, Michigan. The operating lease on this facility expires in November 2014, but can be terminated at any time upon a 180 day notice. The mortgage division also has smaller retail offices located in Ann Arbor and Northville, Michigan.

Item 3. Legal Proceedings

We are a party to litigation from time to time arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal action against us that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Reserved

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “TAYC”. The high and low sales price per share of our common stock for the periods indicated is set forth below:

	High	Low
2009
Quarter Ended March 31	$8.69	$2.82
Quarter Ended June 30	7.65	2.64
Quarter Ended September 30	7.48	6.24
Quarter Ended December 31	11.50	5.19

2008
Quarter Ended March 31	$21.60	$14.77
Quarter Ended June 30	18.00	6.83
Quarter Ended September 30	15.49	5.10
Quarter Ended December 31	13.28	5.57

As of March 19, 2010, the closing price per share of our common stock as reported on the Nasdaq was $11.79.

As of March 19, 2010, there were 141 stockholders of record of the common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

The following table sets forth, for each quarter in 2009 and 2008, the dividends declared on our common stock:

	2009 Dividends Per Share of Common Stock	2008 Dividends Per Share of Common Stock
First quarter	$—	$0.10
Second quarter	—	—
Third quarter	—	—
Fourth quarter	—	—

Holders of our common stock are entitled to receive any cash dividends that may be declared by our Board of Directors. During the second quarter of 2008, our Board of Directors discontinued dividend payments to common stockholders. In connection with our participation in TARP CPP and the issuance of our Series B preferred stock, we need the consent of the U.S. Treasury before we can pay any dividends on our common stock. Subject to such restrictions, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, the capital requirements of the Company and our subsidiaries, regulatory conditions and considerations and other factors as our Board of Directors may deem relevant.

As a holding company, we ultimately are dependent upon the Bank to provide funding for our operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may, therefore, limit our ability to pay dividends on our common stock. Because of recent operating losses, our Bank does not have the ability to pay us dividends without regulatory approval, and we do not expect that our Bank will be able to pay dividends to us in the near-term. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities and our outstanding preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2009, is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank or from the audited consolidated financial statements of Taylor Capital Group, Inc. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$122,911	$92,351	$104,705	$111,192	$108,607
Provision for loan losses	89,611	144,158	31,900	6,000	5,523

Net interest income (loss) after provision for loan losses	33,300	(51,807)	72,805	105,192	103,084
Noninterest income:
Service charges	11,306	9,136	7,709	7,738	9,022
Trust and investment management fees	1,697	3,578	3,864	4,155	4,545
Gain (loss) on investment securities	17,595	(2,399)	—	—	127
Sale of branch and land trusts	—	—	—	—	3,572
Other noninterest income	2,993	2,122	5,138	4,372	599

Total noninterest income	33,591	12,437	16,711	16,265	17,865
Noninterest expense:
Salaries and employee benefits	42,914	47,855	37,771	40,652	40,255
Goodwill impairment	—	—	23,237	—	—
Other noninterest expense	54,693	45,515	33,517	32,607	29,400

Total noninterest expense	97,607	93,370	94,525	73,259	69,655

Income (loss) before income taxes	(30,716)	(132,740)	(5,009)	48,198	51,294
Income tax expense (benefit)	834	(8,212)	4,561	2,035	19,523

Net income (loss)	(31,550)	(124,528)	(9,570)	46,163	31,771
Preferred dividends and discounts	(11,483)	(18,830)	—	—	—

Net income (loss) applicable to common stockholders	$(43,033)	$(143,358)	$(9,570)	$46,163	$31,771

Common Share Data:
Basic earnings (loss) per share	$(4.10)	$(13.72)	$(0.89)	$4.17	$3.13
Diluted earnings (loss) per share	(4.10)	(13.72)	(0.89)	4.12	3.07
Cash dividends per common share	—	0.10	0.40	0.28	0.24
Book value per common share	9.02	13.47	24.10	24.36	19.99
Dividend payout ratio	N.M.	N.M.	N.M.	6.75%	7.77%
Weighted average shares – basic earnings per share	10,492,911	10,450,177	10,782,316	10,940,162	10,045,358
Weighted average shares – diluted earnings per share	10,492,911	10,450,177	10,782,316	11,118,818	10,286,647
Shares outstanding – end of year	11,076,707	11,115,936	10,551,994	11,131,059	10,973,829

	Year Ended December 31,
	2009		2008		2007	2006	2005
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$4,403,502		$4,388,889		$3,556,463	$3,379,667	$3,280,672
Investment securities	1,271,271		1,094,594		892,371	669,085	656,753
Total loans	3,035,328		3,233,261		2,533,333	2,500,685	2,384,931
Allowance for loan losses	106,185		128,548		54,681	37,516	37,481
Goodwill	—		—		—	23,237	23,237
Total deposits	2,976,800		3,131,046		2,580,192	2,639,927	2,543,644
Other borrowings	337,669		275,560		389,054	262,319	298,426
Notes payable and other advances	627,000		462,000		205,000	80,000	75,000
Junior subordinated debentures	86,607		86,607		86,607	86,607	87,638
Subordinated notes, net	55,695		55,303		—	—	—
Preferred stock	158,844		157,314		—	—	—
Common stockholders’ equity	99,962		149,773		254,256	271,192	219,318
Total stockholders’ equity	258,806		307,087		254,256	271,192	219,318
Earnings Performance Data:
Return on average assets	(0.70)%		(3.27)%		(0.28)%	1.40%	1.05%
Return on average stockholders’ equity	(10.74)		(51.01)		(3.47)	19.55	17.41
Net interest margin (non tax-equivalent) (1)	2.77		2.46		3.22	3.49	3.75
Noninterest income to revenues	13.24		5.73		6.86	6.86	9.13
Efficiency ratio (2)	70.27		87.11		77.85	57.48	55.13
Loans to deposits	101.97		103.26		98.18	94.72	93.76
Average interest earning assets to average interest bearing liabilities	125.32		120.66		122.78	122.42	123.83
Ratio of earnings to fixed charges: (3)
Including interest on deposits	0.59	x	(0.16	)x	0.96x	1.43x	1.72x
Excluding interest on deposits	(0.00	)x	(3.63	)x	0.82x	2.92x	3.61x
Asset Quality Ratios:
Allowance for loan losses to total loans	3.50%		3.98%		2.16%	1.50%	1.57%
Allowance for loan losses to nonperforming loans (4)	75.06		64.15		72.27	113.15	278.69
Net loan charge-offs to average total loans	3.53		2.52		0.59	0.25	0.24
Nonperforming assets to total loans plus repossessed property (5)	5.48		6.58		3.09	1.34	0.61
Capital Ratios:
Total stockholders’ equity to assets – end of year	5.88%		7.00%		7.15%	8.02%	6.69%
Average stockholders’ equity to average assets	6.55		6.41		8.21	7.18	6.05
Leverage ratio	7.60		8.73		9.40	10.17	8.90
Tier 1 risk-based capital ratio	9.79		10.22		11.44	12.10	10.44
Total risk-based capital ratio	12.72		13.02		12.74	13.35	12.02

COLE TAYLOR BANK:
Net income (loss)	$(23,977)		$(117,196)		$(2,971)	$40,247	$40,089
Return on average assets	(0.54)%		(3.08)%		(0.09)%	1.22%	1.33%
Stockholder’s equity to assets – end of year	6.95		7.36		8.82	9.38	8.58
Leverage ratio	6.77		7.11		8.74	9.04	8.46
Tier 1 risk-based capital ratio	8.73		8.32		10.62	10.76	9.91
Total risk-based capital ratio	11.64		11.12		11.88	12.01	11.16

N.M.	Not Meaningful
(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.
(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(4)	Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(5)	Nonperforming assets consist of nonperforming loans and other real estate owned and other repossessed assets.

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

The following discussion and analysis presents our consolidated financial condition at December 31, 2009 and December 31, 2008 and the results of operations for the years ended December 31, 2009, December 31, 2008, and December 31, 2007. This discussion should be read together with the “Selected Consolidated Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Outlook

During 2008, we embarked on a growth strategy and focused primarily on lending to privately held businesses, including expanding our asset-based lending capability and opening offices in several additional states. In connection with that strategy, we added a number of new members to our senior management team, beginning with the hiring of a new President in February 2008, followed by the hiring of over 50 new commercial bankers. Together with our existing bankers, this new team of commercial bankers established 180 new commercial banking relationships in 2008 and over 200 in 2009. We also originated more than $750 million in new commercial loans in 2008 and more than $650 million in new loans in 2009. At the same time, we repositioned our loan portfolio in an effort to reduce our exposure to industries and sectors that we no longer considered economically desirable.

In December 2009, we established a new residential mortgage origination line of business by hiring a team of individuals with extensive mortgage banking experience. We expect that the unit will have offices in several states, with production coming from established relationships with mortgage brokers, retail originations and production from our Bank’s branch locations. The operation began originating loans during the first quarter of 2010. We expect that this new line of business will be a source of fee income for us and provide additional earnings diversification.

In part to fund growth strategy, we raised approximately $120 million in additional regulatory capital in September 2008 to fund asset expansion and improve our regulatory capital position, consisting of a private placement of $60 million of 8% non-cumulative convertible perpetual preferred stock, Series A (“Series A Preferred”), to certain institutional and individual accredited investors and the sale of $60 million in principal amount of 10% subordinated notes issued by our Bank. In November 2008, we also received $104.8 million from the U.S. Treasury Department in exchange for the issuance of 104,823 shares of our Fixed Rate Cumulative perpetual preferred stock, Series B (“Series B Preferred”) and warrants to purchase 1,462,647 shares of our common stock at an exercise price of $10.75 per share as part of the TARP Capital Purchase Program.

Throughout 2009, we focused our efforts on improving our operating results by increasing the level of net interest income and noninterest income while attempting to hold the level of noninterest expense relatively flat by reducing salaries and benefit costs and certain other overhead expenses. We also improved our loan pricing, including the use of interest rate floors in new loan originations, and increased the size and duration of our investment portfolio to take advantage of higher yields. On the liability side, we continued to strengthen our liquidity position by obtaining more funding from core customers which allowed us to reduce our reliance on more costly brokered deposits.

As defined by regulatory guidelines, both the holding company and the Bank remain “well capitalized.” Still, the amount of our losses over the last two years, together with our expansion plans and continuing loan losses as a result of the sustained severe economic conditions confronting our customers, have placed a strain on our capital resources. In addition, we have repaid all of the $12 million outstanding on our revolving line of credit, and we do not expect to renew this facility with the current lender when it expires on March 31, 2010. During the first quarter of 2010, we also increased the Bank’s capital levels by making a $25.0 million capital contribution from the holding company. In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes.

Results of Operations

We reported a net loss applicable to common stockholders of $43.0 million, or ($4.10) per diluted common share outstanding for the year ended December 31, 2009, compared to a net loss applicable to common stockholders of $143.4 million, or ($13.72) per diluted common share, during 2008. The lower net loss applicable to common stockholders in 2009 was due to a $54.5 million decrease in the provision for loan losses and increases in net interest income of $30.6 million and noninterest income of $21.2 million. These decreases to the net loss in 2009 were partly offset by a $9.0 million increase in income tax expense and a $4.2 million increase in noninterest expense. In addition, preferred stock dividends and discounts decreased to $11.5 million during 2009 from $18.8 million during 2008. This decrease was primarily due to a $16.7 million charge in 2008 for an implied non-cash dividend to the holders of our 8% non-cumulative convertible perpetual Series A Preferred stock to reflect the beneficial conversion feature upon issuance of this preferred stock. This decrease was partly offset by higher dividends and discounts as 2009 had the full year’s impact of the preferred stock issued in September and November 2008.

Noninterest income, without considering the gains and losses from the investment securities portfolio, also increased in 2009 as compared to 2008, as increases in service charge revenue and other income were partly offset by lower trust and investment management fees and losses from our mortgage banking activities. Total noninterest expense increased by $4.2 million, or 4.5%, during 2009 as compared to 2008. This increase included $7.7 million of higher assessments from the FDIC and an increase of $7.0 million in expenses related to our nonperforming assets, which offset a decrease of more than $10 million in other components of noninterest expense.

Our total assets remained relatively unchanged at $4.40 billion at December 31, 2009, compared to $4.39 billion at December 31, 2008. During 2009, while total assets remained relatively unchanged, the composition of those assets changed. Total investments increased $176.7 million during 2009 to $1.27 billion at December 31, 2009 from $1.09 billion at December 31, 2008. Our gross loan portfolio declined by $197.9 million during 2009 to $3.04 billion at December 31, 2009, as compared to $3.23 billion at December 31 2008. On the liability side, during 2009, we increased our in-market deposits by $393.3 million, or 19.5%, to $2.41 billion at December 31, 2009, as compared to $2.01 billion at December 31, 2008. At the same time, our out-of market deposits decreased by $547.6 million, or 49.0%, to $570.4 million at December 31, 2009, from $1.12 billion at December 31, 2008.

We reported a net loss applicable to common stockholders for the year ended December 31, 2008 of $143.4 million, or ($13.72) per common share, compared with a net loss of $9.6 million, or ($0.89) per common share, for the year ended December 31, 2007. The largest component of the net loss in 2008 was a $144.2 million provision for loan losses, compared with a provision of $31.9 million in 2007. The net loss in 2008 was also impacted by the establishment of a $46.4 million, or $4.44 per common share, valuation reserve against our deferred tax assets and total preferred stock dividends of $18.8 million in 2008. The net loss in 2007 included a non-cash, after-tax charge of $23.2 million, or $2.14 per share, for the write-off of our goodwill.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting and Reporting Policies” from our audited financial statements contained elsewhere in this annual report.

The preparation of financial statements in conformity with these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. We consider our policies for the allowance for loan losses, the realizability of deferred tax assets and the valuation of financial instruments such as investment securities and derivatives to be critical accounting policies.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio categories, and an unallocated allowance. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, changes in the size of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

Our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have higher potential losses for each loan. These larger loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate for any one loan may have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause an increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

Income Taxes

We maintained net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially all of our deferred tax asset because it is more likely than not that all of these deferred tax assets will not be realized. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

Derivative Financial Instruments

We use derivative financial instruments (“derivatives”), including interest rate exchange, floor and collar agreements, and forward loan sale commitments to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of a formally designated hedge and quarterly thereafter, an assessment is made to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives flow through the consolidated statements of operations in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of certain of our derivative instruments, such as interest rate swap, floors, and collar derivatives, are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

Valuation of Investment Securities

The fair value of our investment securities portfolio is determined in accordance with generally accepted accounting principles, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our financial statements. We obtain the fair value of investment securities from an independent pricing service. We review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. We have determined that these valuations are classified in Level 2 of the fair value hierarchy.

While we use an independent pricing service to obtain the fair values of our investment portfolio, we do employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected assets and review the valuations and any differences in valuations with members of management who have the relevant technical expertise to assess the results. However, we do not alter the fair values provided by our independent pricing service.

At December 31, 2009, our investment portfolio includes $1.10 billion of mortgage related investment securities consisting of mortgage-backed securities and collateralized mortgage obligations. We do not have subprime loans in the portfolio. Of the total mortgage related investment securities, $1.07 billion, or 97.6%, were issued by government and government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. This portfolio included $26.8 million of private-label mortgage related securities that have received heightened monitoring by management because the Company believes the fair values of these securities may have been impacted by illiquidity in the market place and a lack of active trading in these securities. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities may have been impacted by market illiquidity, the Company does not modify the fair value determined by the independent pricing service but takes additional steps to review for other-than-temporary impairment.

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we expect not to be able to recover our entire investment, then an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment that related to factors other than the credit loss is recognized in other comprehensive income. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss, and prepayments, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our statement of operations.

Results of Operations

Net Interest Income

Net interest income is the difference between total interest income and fees generated by interest-earning assets and total interest expense incurred on interest-bearing liabilities. Net interest income is our principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of rates earned or incurred on those assets and liabilities.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

Net interest income increased to $122.9 million in 2009, compared to $92.4 million in 2008, up $30.6 million, or 33.1%. With an adjustment for tax-exempt income, our consolidated net interest income for 2009 was $126.0 million, compared to $95.6 million for 2008. This non-GAAP presentation is discussed below. See “Tax-Equivalent Adjustments to Yields and Margins”. During 2009, net interest income benefited from both a $683.0 million increase in average interest-earning assets and a 29 basis point increase in the net interest margin.

Our net interest margin increased to 2.84% in 2009 as compared to 2.55% in 2008. The net interest margin increased in 2009 as our funding costs decreased by more than the yield on our interest-earning assets. Market interest rates declined during 2008 and remained at historically low levels throughout 2009. Since approximately 71% of the loan portfolio is tied to floating or variable indexes, the declining market rates had an immediate impact on our earning asset yields in 2008, which continued in 2009 as higher rate assets were repaid and replaced at lower current market rates. Because of our portfolio of term deposits, our cost of funds can lag changes in market interest rates. Our net interest margin increased in 2009, as the low interest rate environment enabled our portfolio of term deposits to continue to reprice to the current market rates. In addition, our cost of funds decreased in 2009 as we improved our funding mix by reducing reliance on more costly out-of-market funding, increasing noninterest-bearing deposit balances from customers, and taking advantage of low cost short-term funding opportunities from the FHLB and the FRB’s Term Auction Facility.

During 2009, the interest-earning asset yield declined to 5.03% from 5.54% during 2008, a decrease of 51 basis points. The yield earned on loans decreased to 5.04% during 2009 from 5.69% in 2008, while the yield on our investment securities portfolio decreased to 5.01% in 2009 from 5.32% in 2008. We took additional steps during 2009 to increase net interest income and maintain our earning asset yields by improving loan pricing, including the use of interest rate floors, and increasing the size and duration of our investment portfolio to take advantage of higher yields. Over the same time period, the cost of funds decreased 86 basis points, from 3.61% during 2008 to 2.75% during 2009. The cost of our deposits decreased 76 basis points to 2.75% during 2009 from 3.51% during 2008. In addition, overall borrowing costs benefited from our increased use of attractively priced short-term borrowings.

Our average interest-earning assets during 2009 were $4.43 billion, an increase of $683.0 million, or 18.2%, as compared to the $3.75 billion of average interest-earning assets during 2008. Both an increase in average loans and investment balances produced the overall increase in interest earning assets. The growth strategy implemented in 2008 caused the $380.7 million, or 13.6%, increase in average loan balances between the two annual periods. Average loan balances were $3.17 billion during 2009, compared to $2.79 billion during 2008.

We also increased the size of the investment portfolio in an effort to increase average earning assets and enhance net interest margin. Average investment balances increased to $1.26 billion during 2009 from $895.4 million during 2008, an increase of $364.7 million or 40.7%.

The increase in average earning assets was largely funded with short-term borrowings and an increase in noninterest-bearing deposits. Average interest–bearing deposit balances remained relatively unchanged at $2.52 billion during 2009, compared to $2.51 billion during 2008. Our average noninterest-bearing deposit balances increased $175.2 million, or 42.8%, to $584.5 million during 2009, as compared to $409.3 million in 2008. In addition, average notes payable and other advances increased $327.1 million and other borrowings increased by $53.4 million during 2009, as compared to 2008.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

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

Our tax-equivalent net interest margin was 2.55% during 2008, 78 basis points lower than the net interest margin of 3.33% during 2007. The decline in the net interest margin resulted from the decline in interest-earning asset yields outpacing the decline in our interest-bearing funding cost. The yield on our interest-earning assets decreased 155 basis points to 5.54% in 2008 from 7.09% during 2007, primarily as a result of the decline in short term market interest rates driving down the yield on our portfolio of variable rate loans. The percentage of fixed rate loans declined to 31% of the portfolio at December 31, 2008, as compared to 43% at December 31, 2007. This change in the mix of our loans also contributed to the decline in our net interest margin. The decline in loan yield was offset by an increase in loan volume and an increase in both volume and yield on the investment portfolio. Over the same time period, the cost of our interest-bearing liabilities decreased 101 basis points to 3.61% during 2008 from 4.62% during 2007.

Average interest-earning assets increased $495.8 million, or 15.2%, to $3.75 billion during 2008, compared to $3.25 billion during 2007. Both average loans and investment balances increased in 2008 as compared to 2007. Average loans were $2.79 billion in 2008, an increase of $283.3 million, or 11.3%, as compared to average loans of $2.51 billion in 2007. Average investment securities increased $184.2 million, or 25.9%, to $895.4 million during 2008, as compared to average investment securities of $711.2 million during 2007. Average interest-bearing liabilities increased $457.5 million, or 17.3%, to $3.11 billion during 2008, compared to $2.65 billion during 2007. Most of the increase occurred in average total deposits, which increased $352.0 million in 2009, or 13.7%, in 2008 to $2.92 billion from $2.57 billion. This increase in average deposits was mainly due to the use of out-of-market funding sources, such as brokered certificates of deposit to fund asset growth. In addition, increases in average borrowings of $49.2 million, FHLB advances of $57.9 million and equity of $32.0 million also supported interest-earning asset growth in 2008.

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets, and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a taxable equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, we adjusted the interest-earning asset yield, net interest margin, and the net interest rate spread to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported in our Consolidated Statements of Operations. In addition, the interest-earning asset yield, net interest margin and net interest spread are shown with and without the tax equivalent adjustment.

	For the Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net interest income as reported	$122,911	$92,351	$104,705
Tax equivalent adjustment-investments	2,944	3,140	3,272
Tax equivalent adjustment-loans	115	126	240

Tax equivalent net interest income	$125,970	$95,617	$108,217

Yield on interest-earning assets without tax adjustment	4.96%	5.45%	6.98%
Yield on interest-earning assets - tax equivalent	5.03%	5.54%	7.09%

Net interest margin without tax adjustment	2.77%	2.46%	3.22%
Net interest margin – tax equivalent	2.84%	2.55%	3.33%

Net interest spread – without tax adjustment	2.21%	1.84%	2.36%
Net interest spread – tax equivalent	2.28%	1.93%	2.47%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2009			2008			2007
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,127,899	$54,694	4.85%	$754,811	$38,633	5.12%	$564,962	$26,643	4.72%
Tax-exempt (tax equivalent) (2)	132,184	8,412	6.36	140,550	8,970	6.38	146,208	9,348	6.39

Total investment securities	1,260,083	63,106	5.01	895,361	47,603	5.32	711,170	35,991	5.06

Cash Equivalents	1,688	20	1.17	64,025	1,421	2.18	35,731	1,810	5.00

Loans (2) (3):
Commercial and commercial real estate	2,982,534	150,021	4.96	2,627,905	147,727	5.53	2,328,460	178,398	7.56
Residential real estate mortgages	87,483	4,485	5.13	56,660	3,150	5.56	61,253	3,555	5.80
Home equity and consumer	101,356	4,266	4.21	106,158	5,770	5.44	117,682	9,128	7.76
Fees on loans		1,191			2,043			1,689

Net loans (tax equivalent) (2)	3,171,373	159,963	5.04	2,790,723	158,690	5.69	2,507,395	192,770	7.69

Total interest earning assets (2)	4,433,144	223,089	5.03	3,750,109	207,714	5.54	3,254,296	230,571	7.09

NON-EARNING ASSETS:
Allowance for loan losses	(131,131)			(88,046)			(39,524)
Cash and due from banks	65,674			57,269			55,175
Accrued interest and other assets	116,888			91,655			91,677

TOTAL ASSETS	$4,484,575			$3,810,987			$3,361,624

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$661,403	$7,610	1.15	$748,001	$13,114	1.75	$888,242	$34,919	3.93
Savings deposits	41,848	35	0.08	45,247	58	0.13	54,169	150	0.28
Time deposits	1,816,169	61,519	3.39	1,718,572	75,107	4.37	1,233,280	61,961	5.02

Total interest-bearing deposits	2,519,420	69,164	2.75	2,511,820	88,279	3.51	2,175,691	97,030	4.46

Other borrowings	366,844	8,844	2.38	313,430	9,648	3.03	264,232	11,051	4.13
Notes payable and other advances	509,049	6,557	1.27	181,986	5,511	2.98	124,055	6,342	5.04
Junior subordinated debentures	86,607	6,066	7.00	86,607	7,013	8.10	86,607	7,931	9.16
Subordinated notes	55,499	6,488	11.69	14,192	1,646	11.60	—	—

Total interest-bearing liabilities	3,537,419	97,119	2.75	3,108,035	112,097	3.61	2,650,585	122,354	4.62

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	584,512			409,322			393,494
Accrued interest, taxes and other liabilities	68,801			49,483			41,442

Total noninterest-bearing liabilities	653,313			458,805			434,936

STOCKHOLDERS’ EQUITY	293,843			244,147			276,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,484,575			$3,810,987			$3,361,624

Net interest income (tax equivalent) (2)		$125,970			$95,617			$108,217

Net interest spread (2) (4)			2.28%			1.93%			2.47%

Net interest margin (2) (5)			2.84%			2.55%			3.33%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest expense incurred resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35%. The change due to both rate and volume has been allocated in proportion to the dollar amount of the change in each. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income.

	2009 over 2008 INCREASE/(DECREASE)				2008 over 2007 INCREASE/(DECREASE)
	Volume	Rate	Day (1)	Net	Volume	Rate	Day (1)	Net
INTEREST EARNED ON:
Investment securities:
Taxable	$18,196	$(2,135)	$—	$16,061	$9,576	$2,415	$—	$11,991
Tax-exempt	(530)	(28)	—	(558)	(362)	(15)	—	(377)
Cash equivalents	(947)	(450)	(4)	(1,401)	947	(1,341)	5	(389)
Loans	20,673	(18,966)	(434)	1,273	19,895	(54,504)	528	(34,081)

Total interest-earning assets				15,375				(22,856)

INTEREST PAID ON:
Interest-bearing demand deposits	(1,380)	(4,088)	(36)	(5,504)	(4,853)	(17,048)	96	(21,805)
Savings deposits	(4)	(19)	—	(23)	(21)	(71)	—	(92)
Time deposits	4,102	(17,485)	(205)	(13,588)	21,827	(8,850)	170	13,147
Other borrowings	1,460	(2,238)	(26)	(804)	1,802	(3,235)	30	(1,403)
Notes payable and other advances	5,522	(4,461)	(15)	1,046	2,274	(3,121)	17	(830)
Junior subordinated debentures	—	(928)	(19)	(947)	—	(941)	22	(919)
Subordinated debt	4,833	13	(4)	4,842	1,646	—	—	1,646

Total interest-bearing liabilities				(14,978)				(10,256)

Net interest income, tax-equivalent	$21,675	$8,809	$(131)	$30,353	$12,878	$(25,676)	$198	$(12,600)

(1)	The year ended December 31, 2008 had 366 days compared to 365 days for the years ended December 31, 2009 and 2007.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see “Application of Critical Accounting Policies—Allowance for Loan Losses,” “Nonperforming Assets”, “Impaired Loans” and “Allowance for Loan Losses.”

Our provision for loan losses totaled $89.6 million during 2009, a decrease of $54.5 million, or 37.8%, as compared to the $144.2 million provision for loan losses recorded in 2008. Although the provision for loan losses in 2009 was higher than historical levels, the provision was lower than 2008. The provision for loan losses in 2008 reflected the rapid rise in nonperforming and impaired loans and the increase in the severity of the estimated loss associated with these loans. Although we experienced weakness in all portions of our loan portfolio, our residential construction and land loans produced most of these losses. A decrease in housing demand and real estate valuations contributed to these losses. While nonperforming loans and impaired loans remain at historically elevated levels, these amounts decreased during 2009. Nonperforming loans totaled $141.5 million at December 31, 2009, compared to $200.4 million at year-end 2008, a decrease of $58.9 million, or 29.4%. In addition, impaired loans decreased to $141.7 million at December 31, 2009, compared to $206.7 million at December 31, 2008, a decrease of $65.0 million, or 31.4%. However, as we have dealt with our problem assets, the level of net charge-offs increased to $112.0 million during 2009 as compared to $70.3 million in 2008. Our provision for loan losses decreased in 2009, as compared to 2008, as the level of nonperforming and impaired loans decreased. Since net charge-offs in 2009 exceeded the provision for loan losses, the total allowance for loan losses decreased from $128.5 million at December 31, 2008 to $106.2 million at December 31, 2009. See “Nonperforming Assets” and “Allowance for Loan Losses” for further discussion of the credit quality of our loan portfolio and our allowance for loan losses.

The provision for loan losses of $144.2 million during 2008 was $112.3 million higher than the $31.9 million provision for loan losses during 2007. Increases in nonperforming loans, impaired loans, and net charge-offs caused us to increase our allowance for loan losses in 2008. Net charge-offs totaled $70.3 million, or 2.52% of average total loans, during 2008 compared to $14.7 million, or 0.59% of average total loans, in 2007. In addition, the level of nonperforming loans increased to $200.4 million, or 6.20% of total loans, at December 31, 2008, compared to nonperforming loans of $75.7 million, or 2.99% of total loans, at December 31, 2007.

Noninterest Income

The following table presents the composition of our noninterest income for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Service charges	$11,306	$9,136	$7,709
Trust and investment management fees	1,697	3,578	3,864
Mortgage banking, net	(1,961)	23	3
Gain (loss) on investment securities	17,595	(2,399)	—
Loan syndication fees	—	116	2,600
Other derivative income	1,399	1,936	392
Letter of credit and other loan fees	2,186	376	527
Change in market value of employee deferred compensation plan	478	(1,354)	525
Other noninterest income	891	1,025	1,091

Total noninterest income	$33,591	$12,437	$16,711

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

Noninterest income during 2009 totaled $33.6 million, up from $12.4 million during 2008. The gain on the sale of investment securities in 2009 of $17.6 million and a $2.4 million loss due to other-than-temporary impairment of an investment security in 2008 accounted for most of this increase. Higher service charges and letter of credit and other fees, partly offset by a decrease in trust and investment management fees and losses from mortgage banking activities, also contributed to this increase.

We principally derive service charges from deposit accounts. Service charges increased $2.2 million, or 23.8%, in 2009 to $11.3 million as compared to $9.1 million in 2008. Service charge income is affected by a number of factors, such as the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. The increase in service charge revenue in 2009 was largely due to increased customer accounts and activity that resulted from the commercial banking growth initiative that we began in 2008. In addition, a decrease in the earnings credit rate given to customers on their collected account balances also contributed to the higher service charge revenue.

Trust and investment management fees declined to $1.7 million during 2009 from $3.6 million during 2008, a decrease of $1.9 million or 52.6%. Trust fees totaled $968,000 during 2009, compared to $2.4 million during

2008. Trust fees were earned in connection with our offering of corporate trust services, primarily our paying agent and escrow services. Trust fees declined during 2009 because of a reduced volume of business and a decrease in the spread income we earn on invested trust funds. During the first quarter of 2010, we entered into an agreement to sell our trust business to a third party. After the sale is completed, we expect a reduction in trust fees, as well as in noninterest expense, primarily in salaries and benefits, from sale of these operations. This transaction is scheduled to close during the second quarter of 2010.

Investment management fees in 2009 declined to $729,000 from $1.2 million during 2008 due to fewer assets under management. During the second quarter of 2009, the third-party investment management firm that had been providing sub-advisory services to the Bank’s clients became the primary investment advisor and assumed all portfolio management responsibilities for our wealth management customers.

The $2.0 million loss during 2009 from mortgage banking activities was primarily due to economic hedges associated with our residential mortgage loans held for sale. In order to mitigate interest rate risk associated with these loans held for sale, we entered into forward loan sale commitments. The loss resulted from a realized settlement loss on matured forward loan sale commitments and an unrealized gain of $540,000 on the unsettled outstanding forward loan sales as of December 31, 2009. In addition, during the fourth quarter we sold approximately $10.5 million of mortgage loans held for sale and recorded a small gain. In December 2009, we announced the formation of a residential mortgage loan origination line of business, which began to originate loans in the first quarter of 2010. Although this new unit did not impact this category of noninterest income in 2009, we expect that its operations will provide mortgage banking fee income during 2010.

During 2009, we recorded gains on the sale of available-for-sale investment securities of $17.6 million from the sale of approximately $500 million of investment securities, mostly mortgage-related securities. We realized gains when we sold mortgage-backed securities that had been experiencing higher than anticipated prepayments and to take advantage of the low level of interest rates and tightening spreads in the market later in the year. The $2.4 million loss recorded in 2008 was an other-than-temporary impairment of one private label mortgage-backed security. See “Investment Securities” below for a further discussion.

Other derivative income totaled $1.4 million during 2009, compared to $1.9 million during 2008. The income in 2009 was primarily attributable to recording the initial fair value from the offering of derivative instruments to our customers. Other derivative income in 2008 was comprised of $712,000 from customer derivatives and $1.2 million from changes in the fair value of derivatives that are not designated as accounting hedges. See “Derivative Financial Instruments” following for further discussion of our derivative instruments.

Standby letters of credit and other loan fees totaled $2.2 million during 2009, compared to $376,000 during 2008. The increase in fees during 2009 was primarily due to our expanded asset based lending operations.

Our employees’ deferred compensation plan allows the participants to direct the investments of their deferred compensation in selected mutual funds. The investment in these mutual funds are assets of the Company and carried at fair value, while an equal and offsetting liability is recorded to reflect the obligation of the Company to the plan participants. The change in the fair value of assets in our employees’ deferred compensation plan is reported in noninterest income and the offsetting change in our liability to deferred compensation plan participants is included in salary expense and, therefore, has no net impact on the Company’s operating results. During 2009, the fair value of these assets increased by $478,000 compared to a decline in the fair value of $1.4 million in 2008.

Other noninterest income includes fees from automated teller machines, safe deposit box rentals, fees from insurance and financial planning services, and gains or losses from investments in limited partnerships. Total other noninterest income was $891,000 during 2009 as compared to $1.0 million in 2008.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

Noninterest income totaled $12.4 million during 2008, a decrease of $4.3 million, or 25.6%, compared to $16.7 million for 2007. The decrease in noninterest income in 2008 was due to an impairment loss of $2.4 million, resulting from the write-down to fair value of a private-label mortgage-backed security, lower loan syndication fees of $2.5 million, and a $1.4 million decrease in the market value of assets in our employees’ deferred compensation plan assets. These decreases were partly offset by increases in service charges of $1.4 million and other derivative income of $1.5 million.

Service charges increased $1.4 million, or 18.5%, in 2008 to $9.1 million, as compared to $7.7 million in 2007. The increase in service charge revenue in 2008 was primarily caused by a decrease in the earnings credit rate given to customers on their collected account balances to offset gross activity charges.

Trust and investment management fees were $3.6 million during 2008 as compared to $3.9 million during 2007, a decrease of $286,000, or 7.4%. Trust fees totaled $2.3 million during both 2008 and 2007. Investment management fee income decreased $323,000, or 20.9%, to $1.2 million in 2008, compared to $1.5 million in 2007. The decline in fee income resulted primarily from the decline in assets under management, which was the result of both the decline in the general equity markets and fewer investment management customers.

In December 2008, we recorded a $2.4 million loss for other-than-temporary impairment on a private-label mortgage-backed security. The security was collateralized by adjustable rate loans with an initial fixed interest rate period and interest only payments for the first five years. These mortgage loans are primarily in California and were scheduled for payment resets in mid-2009. We recognized an impairment loss for the amount by which the par value exceeded the fair value as determined by a nationally recognized independent pricing service. See “Investment Securities” below for a further discussion.

Loan syndication fees totaled $116,000 in 2008, compared with $2.6 million in 2007. Historically, we earned fees in connection with the syndication of real estate development loans. The decline in loan syndication fees was a result of reduced lending activity in the real estate development market.

Other derivative income totaled $1.9 million during 2008, compared to $392,000 during 2007. The other derivative income of in 2008 was comprised of $712,000 related to recording the initial fair value from customer derivatives and $1.2 million from changes in the fair value of derivatives that are not designated as accounting hedges. Other derivative income of $392,000 in 2007 was primarily derived from changes in the fair value of derivative instruments not designated as accounting hedges.

In 2008, we recorded a loss from the change in the market value of our employees’ deferred compensation plan of $1.4 million compared to a gain of $525,000 in 2007. The change in the fair value of assets in our employees’ deferred compensation plan impacts both noninterest income and salary expense and, therefore, has no net impact on the Company’s operating results.

Noninterest Expense

The following table presents the composition of our noninterest expense for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$38,440	$36,406	$32,402
Sign-on bonuses and severance	386	6,088	575
Incentives, commissions and retirement benefits	4,088	5,361	4,794

Total salaries and employee benefits	42,914	47,855	37,771
Goodwill impairment	—	—	23,237
Occupancy of premises	8,146	7,812	8,673
Furniture and equipment	2,230	3,094	3,431
Nonperforming asset expense	11,726	4,711	643
FDIC assessment	10,380	2,687	307
Legal fees, net	5,961	5,016	2,464
Early extinguishment of debt	527	2,500	—
Other professional services	1,518	2,311	2,427
Computer processing	1,858	1,995	1,737
Other noninterest expense	12,347	15,389	13,835

Total noninterest expense	$97,607	$93,370	$94,525

Efficiency Ratio (1)	70.27%	87.11%	77.85%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, excluding gains or losses on investment securities.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

Total noninterest expense was $97.6 million during 2009, an increase of $4.2 million, or 4.5%, as compared to noninterest expense of $93.4 million during 2008. The increase in expense was primarily due to higher FDIC assessments of $7.7 million and higher nonperforming asset expense of $7.0 million. These increases were partly offset by lower salaries and employee benefits expense of $4.9 million, a $2.0 million decrease in losses on early extinguishment of debt, and general decreases in other categories of expense.

Total salaries and employee benefits expense in 2009 was $42.9 million, compared to $47.9 million during 2008, a reduction of $4.9 million, or 10.3%. The decline in expense in 2009 was largely due to higher sign-on bonuses and severance we incurred in 2008 as part of the implementation of our growth strategy. In addition, lower incentives, commissions, and retirement benefits during 2009, partly offset by an increase in base salaries, also contributed to the decrease in expense. During 2009, we put in place certain expense control measures to reduce salaries and benefits costs, which included reducing staffing levels, eliminating annual cash-based incentive awards and suspending the annual merit increase. During 2010, we expect that our total salaries and employee benefits expense will increase as the result of the addition of the new residential mortgage loan originations unit. We also anticipate that the number of full-time equivalent employees will increase through 2010 as our mortgage loan business grows.

Salaries, employment taxes, and medical insurance expenses increased $2.0 million, or 5.6%, to $38.4 million during 2009, as compared to $36.4 million for 2008. Most of the increase in salaries was associated with an increase in the liability to our deferred compensation plan participants caused by an increase in the fair value of assets held in the plan. During 2009, the market value of these assets increased by $478,000, compared to a decline in the market value of $1.4 million in 2008. The change in the market value of assets in our employees’ deferred compensation plan is reported in noninterest income, and the offsetting change in our liability to these participants is reported in salary expense and has no net impact to the Company’s operating results. The remainder of the increase was due to higher base salaries associated with our growth strategy and the additional hiring that took place in 2008. These increases were partly offset by a decrease in employment taxes and medical insurance. As part of our expense control measures, we reduced the number of full time equivalent employees by eliminating certain positions in the first quarter of 2009. The number of full-time equivalent employees was 434 at December 31, 2009, compared to 451 at December 31, 2008.

Sign-on bonuses and severance expense was $386,000 in 2009 and consisted primarily of severance costs. Sign-on bonuses and severance expense was $6.1 million in 2008, and consisted of severance expense of $4.1 million and sign-on bonuses of $2.0 million. The higher expense in 2008 was associated with severance related to changes in senior management and certain of our supporting staff and signing bonuses to attract new employees.

Incentives, commissions, and retirement benefits also decreased during 2009 to $4.1 million, as compared to $5.4 million during 2008. The decrease was largely due to expenses in 2008 for guaranteed bonuses, primarily as a result of our recruiting activities. In addition, lower sales incentives also contributed to the decrease in expense in 2009.

Occupancy of premises expense increased to $8.1 million during 2009, as compared to $7.8 million during 2008, an increase of $334,000 or 4.3%. Most of the increase was due to the opening of leased asset-based lending offices in other states.

Furniture and equipment expense decreased to $2.2 million during 2009, as compared to $3.1 million in 2008, a decrease of $864,000, or 27.9%. Most of the decrease was associated with lower depreciation expense at our corporate offices in Rosemont, Illinois as the furniture and equipment purchased when the facility opened in late 2003, became fully depreciated in 2008.

Nonperforming asset expense increased to $11.7 million during 2009 as compared to $4.7 million during 2008. The increase was primarily associated with $5.8 million of additional write-downs recorded in the fourth quarter of 2009 on certain nonaccrual commercial loans held for sale. Additional write-downs and higher losses on the disposition of other real estate owned assets during 2009 also contributed to the increase in expense. The amount of nonperforming asset expense is impacted by the complexity and number of nonperforming loans and other real estate owned assets and could continue to be significant in future periods.

FDIC assessments increased in 2009 as compared to 2008, because the FDIC imposed an industry-wide special assessment and a general increase in premiums for all financial institutions. In addition, our election to participate in the FDIC’s Transaction Account Guarantee Program also increased our expense. FDIC assessments were $10.4 million for 2009, compared to $2.7 million for 2008, an increase of $7.7 million. FDIC assessments in 2009 included an industry-wide special assessment to help recapitalize the FDIC’s Deposit Insurance Fund, which amounted to $2.1 million. The remainder of the increase was mostly due to higher insurance assessments that went into effect for all financial institutions. In addition, in an effort to increase the balance of its Deposit Insurance Fund, during the fourth quarter of 2009, the FDIC required all banks to prepay the estimated amount of the next three years’ premium payments. At December 31, 2009, the Bank’s prepaid FDIC premiums totaled $29.1 million and were included in other assets on our Consolidated Balance Sheets.

Legal fees were $6.0 million in 2009, as compared to $5.0 million in 2008, an increase of $945,000, or 18.8%. Legal fees are reported net of reimbursements received from customers. The increase was primarily due to legal fees incurred as a result of our efforts to address the greater amount of nonperforming assets.

During 2009, we incurred $527,000 of expense for the early redemption of approximately $29.0 million of above market rate brokered certificates of deposits, compared to $2.5 million of expense for the early redemption of approximately $190 million of above market rate brokered certificates of deposits in 2008. The unamortized issuance costs and other discounts on these deposits were written off at the time of redemption. As of December 31, 2009, we do not have additional brokered CDs that we can call at our option.

Other professional fees totaled $1.5 million in 2009, as compared to $2.3 million in 2008, a decrease of $793,000 or 34.3%. Most of the decrease was associated with lower third-party asset management fees paid to the sub-advisor for our investment management clients. During 2009, we expanded the relationship with this third party to become the primary investment advisor going forward and, as part of this arrangement, we were no longer obligated to pay the sub-advisor fee.

Other noninterest expense was $12.3 million in 2009, compared to $15.4 million in 2008. Other noninterest expense principally includes costs for certain consulting and professional fees, advertising and public relations, business meals and travels, board of directors’ fees, operational losses and other operating expenses, such as telephone, postage, office supplies, and printing. During 2009, as part of our cost control measures, we experienced decreases in many areas of other expenses, such as advertising, business travel and meals, consulting and other professional fees, and directors’ fees.

Our efficiency ratio was 70.27% in 2009, compared to 87.11% in 2008. The improvement in our efficiency ratio in 2009 was primarily the result of the increase in net interest income and noninterest income, excluding the gains and losses from investment securities.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

Total noninterest expense in 2008 was $93.4 million, a decrease of $1.2 million, or 1.2%, from $94.5 million in 2007. Noninterest expense in 2007 included a one-time charge of $23.2 million for the impairment of our goodwill.

Total salaries and employee benefits expense in 2008 was $47.9 million, compared to $37.8 million in 2007, an increase of $10.1 million, or 26.7%. During 2008, we implemented a strategic growth plan, which included the hiring of a new senior management team and 50 commercial relationship managers. In addition, we replaced a number of our existing support staff. Our recruiting increased base salary expense, cash sign-on bonuses, incentives and stock-based awards to attract new employees.

Salaries, employment taxes and medical insurance expense increased $4.0 million, or 12.4%, to $36.4 million in 2008, as compared to $32.4 million in 2007. Base salaries increased $5.3 million, or 18.3%, as the number of total full-time equivalent employees increased to 451 at December 31, 2008, from 418 at December 31, 2007. In addition, employment taxes and medical insurance premiums also increased. The increases in salaries, taxes and insurance were partially offset by the $1.4 million reduction in the market value of the employees’ deferred compensation plan assets.

Sign-on bonuses and severance expense totaled $6.1 million in 2008 and was comprised of severance of $4.1 million and sign-on bonuses of $2.0 million. In comparison, during 2007, severance costs totaled $318,000 and sign-on bonuses were $257,000.

Total incentives, commissions and retirement benefits increased $567,000, or 11.8%, to $5.4 million in 2008, compared to $4.8 million in 2007. The increase was primarily a result of increased stock-based awards in 2008 associated with the hiring during the year. Equity-based compensation increased to $2.2 million in 2008, as compared to $1.6 million in 2007. While we did not accrue for any annual performance-based bonus pool in 2008, we did incur incentive and guaranteed bonus expense, primarily as a result of our recruiting activities in 2008.

We recorded a $23.2 million goodwill impairment charge in 2007 to write-off our remaining goodwill. Because of adverse changes in the business climate that impacted the Bank and the decline in the market price of our common stock to levels below our book value, we determined that the entire amount of our goodwill was impaired and recorded the goodwill impairment charge in the fourth quarter of 2007.

Our occupancy of premises expense was $7.8 million in 2008, as compared to $8.7 million in 2007. Occupancy expenses were higher in 2007 because we moved our downtown Chicago facility from one leased facility to another, as the lease on the existing facility was set to expire in December 2007. As a result, we incurred lease expense for the new facility and the existing facility as we transitioned to the new space. In addition, we incurred costs to physically move to the new facility.

Furniture and equipment expense was $3.1 million in 2008, compared to $3.4 million in 2007. Lower depreciation and maintenance produced the decrease in the yearly comparisons.

An increase in nonperforming assets and loans in our work-out area caused an increase in nonperforming asset expense in 2008, as compared to 2007. Nonperforming asset expense was $4.7 million in 2008, as compared to $643,000 in 2007. The higher expense included the recognition of a $2.9 million liability for unfunded commitments under standby letters of credit associated with certain of our impaired loans. In addition, we recognized additional provisions of $857,000 to reduce the carrying value of certain other real estate owned in 2008.

FDIC assessments were $2.7 million in 2008, as compared to $307,000 in 2007. In 2007, the FDIC increased the rates paid for deposit insurance and, at the same time, granted assessment credits to qualifying institutions. The Bank utilized its assessment credit throughout 2007 and in the first quarter of 2008 to offset the increased deposit insurance premiums.

Total legal fees, net of reimbursements, were $5.0 million in 2008, compared to $2.5 million in 2007. The increase in legal fees in 2008 was primarily related to our lending and collection activities, in particular relating to our nonperforming assets. In addition, we incurred increased legal fees in 2008 for revising our employee benefit plans, recruiting and regulatory matters.

In 2008, we incurred early extinguishment of debt expense of $2.5 million for the early redemption of approximately $190 million of above market rate brokered certificates of deposits. The unamortized issuance costs and discounts on these deposits were charged to expense at the time of redemption.

Other noninterest expense was $15.4 million in 2008, compared to $13.8 million in 2007. Increases in business entertainment, loan related expenses and board of directors’ fees, all contributed to the higher level of other noninterest expense in 2008, as compared to 2007. The increase in business entertainment was due to the increase in the number of commercial bankers. Board of directors’ fees increased as a result of an increase in the number of board meetings as well as an increase in the number of directors.

Our efficiency ratio was 87.11% in 2008, compared to 77.85% in 2007. The increase in the efficiency ratio in 2008 was primarily caused by the decrease in net interest income.

Income Taxes

During 2009, despite a pre-tax loss of $30.7 million, we recorded total income tax expense of $834,000. Because of the valuation allowance on our deferred tax asset, we were not able to record an income tax benefit related to the pre-tax loss incurred. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. Additional contributing factors to the income tax expense recorded in 2009 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects, which totaled $2.5 million during 2009, resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. This increase in income tax expense was partly offset by income tax benefits primarily resulting from adjustments to prior years’ alternative minimum tax liability. We expect income tax expense of $1.3 million during 2010 associated with the release of the residual tax effects.

Since the third quarter of 2008, we have maintained a valuation allowance on our deferred tax assets as we have concluded that based upon the weight of all available evidence, it was “more likely than not” that not all of the deferred tax assets would be realized. The valuation allowance increased $15.7 million during 2009 to $62.1 million at December 31, 2009, as compared to $46.4 million at December 31, 2008. The increase in the required valuation allowance was largely due to the increase in our net deferred tax assets and changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on available-for-sale investment securities, the tax effects of which were allocated to other comprehensive income. At December 31, 2009, the net deferred tax asset, after considering the $62.8 million valuation allowance, was $4.6 million, which was supported by available tax planning strategies. We evaluate the valuation allowance each period taking into account our inventory of deferred tax assets and liabilities, including those recorded on items included in equity as other comprehensive income, which are recorded net of tax.

During 2008, we reported an income tax benefit of $8.2 million for the year on a pre-tax loss of $132.7 million. We recorded an income tax benefit in 2008 because of our ability to carry back the 2008 pre-tax loss to recover taxes paid in prior years. This benefit was partly offset by the recording of an after-tax, non-cash charge of $46.4 million to establish a valuation allowance against our deferred tax asset. After considering the valuation allowance, at December 31, 2008, we had a net deferred tax asset of $6.9 million which was supported by available carry backs of operating losses to taxes paid in previous years and available tax planning strategies.

Income tax expense was $4.6 million for the year ended December 31, 2007, notwithstanding the pre-tax loss of $5.0 million, primarily because the goodwill impairment charge of $23.2 million was not deductible for income tax purposes. In addition, during 2007, the State of Illinois passed legislation that increased our effective tax rate beginning in 2008. As a result of the enactment of this legislation, we recognized a reduction in income tax expense of $376,000 by increasing our deferred tax assets.

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

Financial Condition

While our total assets were relatively unchanged at $4.40 billion at December 31, 2009 and $4.39 billion at December 31, 2008, the composition of those assets changed in 2009. During 2009, total loan balances decreased $197.9 million, or 6.1%, to $3.04 billion at December 31, 2009, compared to $3.23 billion at year-end 2008. Offsetting this decrease was an increase in investment securities, which totaled $1.27 billion at December 31, 2009, or $176.7 million higher than from the prior year end.

On the liability side, total deposits decreased $154.2 million, or 4.9%, to $2.98 billion at December 31, 2009, from $3.13 billion at December 31, 2008. However, notes payable and other advances increased $165.0 million in 2009 and other borrowings increased $62.1 million. Our total stockholders’ equity decreased $48.3 million during 2009 to $258.8 million at December 31, 2009, from $307.1 million at December 31, 2008, primarily due to the net loss incurred during 2009.

Interest-bearing Cash Equivalents

Interest-bearing cash equivalents consist of interest-bearing deposits with banks or other financial institutions, federal funds sold and securities purchased under agreements to resell with original maturities of less than 30 days. All federal funds are sold overnight with daily settlement required.

Investment Securities

Our investment portfolio is designed to provide a source of income with minimal risk of loss, as a source of liquidity and with interest rate risk management opportunities. In managing our investment portfolio within the composition of the entire balance sheet, we balance our earnings, credit, interest rate risk, and liquidity considerations, with a goal of maximizing longer-term overall profitability.

The following table presents the composition of our investment portfolio by major category as of the dates indicated:

	AVAILABLE-FOR-SALE		HELD-TO-MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2009:
U.S. government sponsored agency securities	$44,956	$45,094	$—	$—	$44,956	$45,094
Mortgage-backed securities:
Residential	803,516	810,032	—	—	803,516	810,032
Commercial	159,688	161,393	—	—	159,688	161,393
Collateralized mortgage obligations	127,641	130,098	—	—	127,641	130,098
State and municipal obligations	120,716	122,307	—	—	120,716	122,307
Other debt securities	2,220	2,347	—	—	2,220	2,347

Total	$1,258,737	$1,271,271	$—	$—	$1,258,737	$1,271,271

December 31, 2008:
U.S. government sponsored agency securities	$64,993	$66,985	$—	$—	$64,993	$66,985
Residential mortgage-backed securities	704,684	722,933	—	—	704,684	722,933
Collateralized mortgage obligations	152,198	151,703	—	—	152,198	151,703
State and municipal obligations	137,958	138,175	—	—	137,958	138,175
Other debt securities	14,563	14,773	25	25	14,588	14,798

Total	$1,074,396	$1,094,569	$25	$25	$1,074,421	$1,094,594

December 31, 2007:
U.S. government sponsored agency securities	$105,720	$106,305	$—	$—	$105,720	$106,305
Residential mortgage-backed securities	472,477	476,124	—	—	472,477	476,124
Collateralized mortgage obligations	167,509	165,577	—	—	167,509	165,577
State and municipal obligations	143,271	144,340	—	—	143,271	144,340
Other debt securities	—	—	25	25	25	25

Total	$888,977	$892,346	$25	$25	$889,002	$892,371

Investment securities do not include investments in FHLB and FRB stock of $31.2 million, $29.6 million, and $15.3 million, at December 31, 2009, 2008, and 2007, respectively. These investments are stated at cost.

Our total investment portfolio was $1.27 billion at December 31, 2009 as compared to $1.09 billion at December 31, 2008, an increase of $176.7 million, or 16.1%. During 2009, we increased the size of our investment portfolio in an effort to increase interest-earning assets and enhance net interest income by extending the duration of our portfolio. During the year, we purchased $975.3 million of mortgage-backed securities and collateralized mortgage obligations issued by Ginnie Mae, Fannie Mae, and Freddie Mac. A portion of these securities were funded with the sale of investment securities and proceeds from principal repayments and maturities. During the year ended December 31, 2009, we received $497.4 million of proceeds from the sale of investment securities and recorded a gain of $17.6 million. We realized gains when we sold mortgage-backed securities that had been experiencing higher than anticipated prepayments and when we took advantage of the low level of interest rates and tightening spreads in the market later in the year to reposition our portfolio. The overall weighted-average life of our investment portfolio at December 31, 2009 was approximately 6.9 years, compared to approximately 6.0 years at December 31, 2008.

During 2008, our investment portfolio increased by $202.2 million, or 22.7%, to $1.09 billion at December 31, 2008, compared to $892.4 million at year-end 2007. In 2008, we purchased $352.8 million of securities, the majority of which were Ginnie Mae mortgage-backed securities acquired in the fourth quarter of 2008.

Mortgage-related securities include residential and commercial mortgage-backed securities and collateralized mortgage obligations, and comprised 86.6% of our investment portfolio at December 31, 2009, compared to 79.9% at December 31, 2008. As of December 31, 2009, over 97% of mortgage-related securities that we held were securities issued by government and government-sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. We do not hold subprime loans in our mortgage-related investment securities portfolio. Although none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, we do not modify the fair value determined by an independent pricing service, but take additional steps to review for other-than-temporary impairment. The following table shows the composition of our mortgage-related securities as of December 31, 2009 by type of issuer.

	Amortized Cost			Fair Value
	Pass Thru Securities	CMOs	Total	Pass Thru Securities	CMOs	Total
Ginnie Mae, Fannie Mae, Freddie Mac	$952,892	$106,201	$1,059,093	$964,823	$109,875	$1,074,698
Private issuers	10,312	21,440	31,752	6,602	20,223	26,825

Total	$963,204	$127,641	$1,090,845	$971,425	$130,098	$1,101,523

At December 31, 2009, we had a net unrealized gain on the available-for-sale securities of $12.5 million, or 1.0% of amortized cost, compared to a net unrealized gain on the available for sale securities of $20.2 million, or 1.9% of amortized cost, at December 31, 2008. At December 31, 2009, we held 55 investment securities with a carrying value of $412.6 million that were in a gross unrealized loss position of $11.5 million. We analyzed each of these securities to determine if other-than-temporary impairment has occurred. Our analysis included an evaluation of the type of security; the length of time and extent to which the fair value has been less than the security’s carrying value; the characteristics of the underlying collateral; the degree of credit support provided by subordinate tranches within the total issuance; independent credit ratings; changes in credit ratings; and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the 55 securities with gross unrealized losses at

December 31, 2009, only six securities have been in a loss position for 12 months or more, including one security for which we recognized other-than-temporary impairment during the fourth quarter of 2008. Our analysis at December 31, 2009, indicated that these six securities did not have other-than-temporary impairment or did not have any additional other-than-temporary impairment. For additional details, see “Notes to Consolidated Financial Statements–Investment Securities” from our audited financial statements contained elsewhere in this annual report.

During the first quarter of 2010, we sold three of our private-label collateralized mortgage obligations for an aggregate gain of $396,000. At December 31, 2009, these three securities had a total amortized cost basis of $21.4 million and were in an unrealized loss position of $1.2 million, including one security that had been in a continuous unrealized loss position for more than 12 months. We did not intend to sell these securities at December 31, 2009, but in early 2010, the market values for the higher tiered tranches of these securities increased and we took the opportunity to further reduce our exposure to private-label securities. Each of the three securities was sold at a gain.

The other-than-temporary impairment charge that the Company recorded in 2008 was adjusted effective April 1, 2009 when the Company adopted amended accounting guidance on investments in debt and equity securities which modified the requirements for recognizing other-than-temporary impairment and changed the model used to determine the amount of impairment. Under the revised guidance, declines in fair value of investment securities below their amortized costs basis that are deemed to be other-than-temporary are reflected in earnings as a realized loss to the extent the impairment is related to credit loss. The amount of impairment related to other factors is recognized in other comprehensive income. Upon adoption, we recorded the cumulative effect of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for one private label mortgage-related security for which an other-than-temporary impairment was recognized in the fourth quarter of 2008 through earnings. The amount of the anticipated credit loss on this investment security was $488,000 upon adoption and no additional credit loss has been recorded since the adoption.

At December 31, 2009, we held no securities of any single issuer that exceeded 10% of stockholders’ equity, other than U.S. government agencies. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceed 10% of stockholders’ equity, none of the holdings from any individual municipal issuer exceed this threshold.

As a member, we are required to hold stock in the FHLB and the FRB, which as of December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank of Chicago (FHLBC)	$22,250	$22,500
Federal Reserve Bank (FRB)	8,960	7,130

	$31,210	$29,630

The amount of FHLBC stock required to be held is based on the Bank’s asset size and the amount of borrowings from the FHLBC. After increasing our investment in FHLBC stock earlier in 2009, we sold $5.0 million of stock at par during the fourth quarter of 2009 in response to a decrease in borrowings from the FHLBC. Currently, the FHLBC is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We assessed the ultimate recoverability of our FHLBC stock and we believe no impairment has occurred. For additional details of the other borrowings, see the “Notes to Consolidated Financial Statements—Investment Securities” from our audited financial statements contained elsewhere in this annual report. We did not hold any FHLBC debt securities in our investment portfolio as of December 31, 2009.

The amount of FRB stock required to be held is based on the Bank’s common stock and surplus. The Bank’s surplus increased during 2009 primarily due to a capital contribution from the holding company of $15 million, which caused the Bank to increase its holdings of FRB stock by $1.4 million.

Investment securities with an approximate book value of $674 million and $904 million at December 31, 2009 and 2008, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment Portfolio – Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted-average yields:

	AS OF DECEMBER 31, 2009
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available-for-sale securities (1):
U.S. government sponsored agency securities	$30,078	3.26%	$—	—%	$—	—%	$15,016	3.52%	$45,094	3.35%
Mortgage-backed securities (2):
Residential	158,852	4.65	367,391	4.59	283,789	4.41	—	—	810,032	4.54
Commercial	48,765	3.23	73,867	3.33	38,761	4.19	—	—	161,393	3.51
Collateralized mortgage obligations (2)	33,217	4.90	87,670	4.94	9,211	4.04	—	—	130,098	4.87
States and municipal obligations (3)	600	6.20	3,511	7.35	27,145	6.45	91,051	6.18	122,307	6.28
Other debt securities	692	1.68	1,567	1.68	88	1.68	—	—	2,347	1.68

Total available-for-sale	$272,204	4.27%	$534,006	4.48%	$358,994	4.53%	$106,067	5.81%	$1,271,271	4.56%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial and industrial	$1,264,369	$1,485,673	$850,196	$770,863	$665,023
Commercial real estate secured	1,171,777	1,058,930	839,629	791,962	793,965
Real estate – construction	364,443	531,452	671,678	744,317	684,737

Total commercial loans	2,800,589	3,076,055	2,361,503	2,307,142	2,143,725
Residential real estate – mortgages	57,887	53,859	60,195	62,453	63,789
Home equity loans and lines of credit	86,227	92,085	99,696	116,516	161,058
Consumer loans	8,221	9,163	10,551	13,237	14,972
Other loans	557	2,115	1,421	1,396	1,497

Gross loans	2,953,481	3,233,277	2,533,366	2,500,744	2,385,041
Less: Unearned discount	(6)	(16)	(33)	(59)	(110)

Total loans	2,953,475	3,233,261	2,533,333	2,500,685	2,384,931
Less: Allowance for loan losses	(106,185)	(128,548)	(54,681)	(37,516)	(37,481)

Loans, net	$2,847,290	$3,104,713	$2,478,652	$2,463,169	$2,347,450

Loans Held for Sale	$81,853	$—	$—	$—	$—

At December 31, 2009, our total loans consisted of loans held for our portfolio of $2.95 billion and commercial and residential mortgage loans held for sale of $81.9 million. In comparison, at December 31, 2008 we had portfolio loans of $3.23 billion and did not have any loans that were classified as held for sale.

Loans Held for Portfolio

Our portfolio loans at December 31, 2009 of $2.95 billion represented a decrease of $279.8 million, or 8.7%, as compared to portfolio loans at December 31, 2008 of $3.23 billion. Approximately 95% of our loan portfolio is comprised of commercial loans, which includes commercial and industrial, commercial real estate secured, and real estate-construction loans. Total commercial loans decreased $275.5 million, or 9.0%, to $2.80 billion at year-end, compared to $3.08 billion at December 31, 2008. Although we actively originated new loans during 2009, including the funding of approximately $650 million of new commercial loans, this growth was offset as we repositioned our portfolio to reduce our exposure in industries and sectors that we no longer considered economically desirable. In addition to these portfolio management activities, gross loan charge-off and lower line usage by our customers combined to produce the lower commercial loan balances in 2009.

During 2008, the implementation of our growth strategy resulted in the $714.6 million, or 30.3%, increase in commercial loans during the year. The commercial loans portfolio at December 31, 2008 was $3.08 billion as compared to $2.36 million at December 31, 2007.

Commercial and industrial (“C&I”) loans consist of loans to businesses or for business purposes that are either unsecured or secured by collateral other than commercial real estate. Total C&I loans decreased $221.3 million, or 14.9%, to $1.26 billion at December 31, 2009 as compared to $1.49 billion at December 31, 2008. These loans are generally made to operating companies in a variety of businesses, but do not include commercial real estate investment loans. We continue to actively develop new customer relationships and originate C&I loans, as part of a larger, strategic realignment of our balance sheet. At the same time, we began to reduce our credit exposure to certain types of customers where we did not feel the risk/return characteristics were consistent with new opportunities in the market place. This realignment, along with a decline in the usage rates on available lines of credits, reduced our C&I loan balances during 2009. Our C&I portfolio did increase in 2008 as part of our growth strategy, which focused on the origination of C&I loans, thereby reducing the impact of real estate construction loans on our results of operations. Total C&I loans increased $635.5 million, or 74.7%, in 2008 as compared to 2007.

Loans secured by commercial real estate consist of commercial owner-occupied properties, as well as investment properties. At December 31, 2009, December 31, 2008 and December 31, 2007, the composition of our commercial real estate secured portfolio by type of collateral was approximately as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$211,817	18%	$206,637	20%	$170,552	20%
Office/mix use property	149,951	13	145,978	13	171,151	20
Commercial properties	144,745	12	130,227	12	63,222	8
Specialized – other	121,530	10	92,193	9	70,797	8
Other commercial properties	64,602	6	61,478	6	23,974	3

Subtotal commercial non-owner occupied	692,645	59	636,513	60	499,696	59
Commercial owner occupied	334,744	29	270,346	26	208,037	25
Multi-family properties	144,388	12	152,071	14	131,896	16

Total commercial real estate secured	$1,171,777	100%	$1,058,930	100%	$839,629	100%

Total commercial real estate loans were $1.17 billion at December 31, 2009 as compared to $1.06 billion at December 31, 2008, an increase of $112.8 million, or 10.7%. During 2009, loans secured by commercial owner occupied properties increased by $64.4 million, while loans on commercial non-owner occupied properties increased by $56.1 million. Most of the increase in non-owner occupied was in the specialized-other category, which includes loans on properties such as nursing homes, gas stations and convenience stores, churches, and hotels/motels. Our growth strategy also produced the increase in commercial real estate secured loans during 2008. During 2008, these loans increased by $219.3 million, or 26.1%, with the increase occurring in both owner and non-owner occupied real estate

Our real estate construction and land portfolio includes loans for the development of both residential and commercial properties. Real estate construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, and condominium conversions. As of the dates indicated, the composition of our real estate construction loans was as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
	(dollars in thousands)
Residential construction and land	$221,859	7%	$349,998	11%	$492,780	19%
Commercial construction and land	142,584	5	181,454	5	178,898	8

Total real estate – construction	$364,443	12%	$531,452	16%	$671,678	27%

Our residential real estate construction and loan portfolio decreased $128.1 million, or 36.6%, during 2009 to total $221.9 million at December 31, 2009, as compared to $350.0 million at year-end 2008 and $492.8 million at year-end 2007. Because of the slow down in the residential real estate markets and reduced real estate valuations, we have been actively reducing our exposure to this portion of the loan portfolio.

At the dates indicated, the composition of our residential real estate-construction portfolio by type of collateral was as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Balance	Percentage of Total Residential Construction Loans	Balance	Percentage of Total Residential Construction Loans	Balance	Percentage of Total Residential Construction Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$55,849	25%	$105,526	30%	$176,739	36%
Condo (new & conversions)	54,424	25	95,705	27	127,112	26
Multi-family	51,191	23	57,495	17	68,976	14
Completed for sale	11,968	5	16,830	5	28,436	5

Total residential construction	173,432	78	275,556	79	401,263	81
Land – unimproved & farmland	37,317	17	52,321	15	68,188	14
Land – improved & entitled	2,271	1	3,921	1	5,344	1
Land – under development	8,839	4	18,200	5	17,985	4

Total land	48,427	22	74,442	21	91,517	19

Total residential construction and land	$221,859	100%	$349,998	100%	$492,780	100%

Our commercial construction and land portfolio declined $38.9 million, or 21.4%, to $142.6 million at December 31, 2009, as compared to $181.5 million at December 31, 2008, and $178.9 million at December 31, 2007.

Our portfolio of consumer-oriented loan products, which includes residential real estate mortgages, home equity loans and lines of credit, and consumer loans, continued to decline as we have previously discontinued or de-emphasized most types of consumer lending. Consumer-oriented loan products totaled $152.9 million at year-end 2009, compared to $157.2 million at December 31, 2008 and $171.9 million at December 31, 2007.

Our portfolio of residential real estate mortgages totaled $57.9 million at December 31, 2009, as compared to $53.9 million at December 31, 2008 and $60.2 million at December 31, 2007. While we did not actively seek to originate mortgage loans in 2009, we did offer these products to our current customers, particularly to our business-owner customers. In the first quarter of 2010, we began operations of our new residential mortgage loan origination unit. We plan on selling the loans originated by this unit to institutional investors rather than hold the loans for portfolio.

Our portfolio of home equity loans and lines of credit also continues to decline as a result of our decision to discontinue the origination of third-party sourced home equity products in 2002. At December 31, 2009, this portfolio totaled $86.2 million, compared to $92.1 million and $99.7 million at December 31, 2008 and December 31, 2007, respectively. This portfolio as a percentage of total loans decreased to 3% at year-end 2009.

Other consumer loans were $8.2 million at December 31, 2009, $9.2 million at December 31, 2008, and $10.6 million at December 31, 2007 and represented less than 1% of our total loans at December 31, 2009. Of our total consumer loans at December 31, 2009, 77% were indirect manufactured home loans, 1% were indirect auto and boat loans, and the remaining 22% were other personal secured and unsecured loans. Since we no longer originate these types of loans, we expect our indirect consumer loan portfolio to continue to decline as these loans are repaid.

The following table shows our maturity distribution of gross loans as of the dates indicated:

	As of December 31, 2009 (1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and commercial real estate	$933,059	$571,396	$828,223	$53,477	$49,991	$2,436,146
Real estate – construction	261,437	5,247	97,759	—	—	364,443
Residential real estate – mortgages	6,023	7,323	4,846	9,689	30,006	57,887
Home equity loans and lines of credit	12,332	3,045	38,216	406	32,228	86,227
Consumer	1,457	1,926	—	4,516	322	8,221
Other loans	557	—	—	—	—	557

Total gross loans	$1,214,865	$588,937	$969,044	$68,088	$112,547	$2,953,481

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $2.9 million as of December 31, 2009.

Loans Held for Sale

At December 31, 2009, we held $81.9 million of commercial and residential mortgage loans classified as held for sale.

In an effort to reduce the level of nonperforming loans, we decided to sell certain of our commercial nonaccrual loans in 2009. In connection with this decision, during the third quarter of 2009, we completed the sale of a group of loans and also transferred certain other nonaccrual commercial loans into the held for sale category as we actively marketed these loans for sale. Upon transfer into the held for sale category, we recorded a charge-off to reduce the loans to their estimated net fair value. We recorded an additional write-down of $5.8 million in the fourth quarter. The additional write-down was included in nonperforming asset expense in noninterest expense on the Consolidated Statements of Operations.

We also have residential mortgage loans classified as held for sale at December 31, 2009 which we had the intent to sell to third party institutional investors. During the third quarter of 2009, we purchased a participation interest in 20 pools of residential single family mortgages totaling approximately $100 million. These loans were to have been pooled into pass-through certificates to be issued by a mortgage originator and guaranteed by the Government National Mortgage Association, otherwise known as Ginnie Mae, and sold to third party investors. The mortgage originator completed the securitization of a portion of these loans in early August and we received payment for the sale of these loans. However, the mortgage loan originator was not able to securitize the remaining single family loans because Ginnie Mae removed the originator from its list of eligible issuers, so we took possession of the underlying collateral and are now working to dispose of those loans. We completed a sale of approximately $10.5 million of these loans in the fourth quarter of 2009 at a small gain, and we are working to complete another sale during the first quarter of 2010. Subsequent to December 31, 2009, we are currently re-evaluating our disposition strategy in order to obtain the highest economic value from these loans. As a result, we may continue to pursue the sale of certain of these loans or we may transfer other loans into portfolio.

Nonperforming Assets

Our lending officers and their managers are responsible for the ongoing review of present and projected future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, a loan review function independently risk rates loans to monitor and confirm the reasonableness of the lending officer’s risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The responsible lending officer reports to a loan committee about the current status of loans past due or current but graded below a designated level. The committee evaluates whether the loan is appropriately risk rated and determines if the loan should be placed on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off. Most loans rated substandard or below are transferred to a separate loan work-out department, staffed by collection professionals. We have enlarged our loan work-out department to effectively handle the increased volume of nonperforming assets. When the loan is transferred to work-out, an independent legal review of the loan documents is performed and current appraisals are obtained for loans secured by real estate.

The following table sets forth the amounts of nonperforming loans and nonperforming assets as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$59	$153	$4,253	$10,046	$2,615
Nonaccrual loans	141,403	200,227	71,412	23,111	10,834

Total nonperforming loans	141,462	200,380	75,665	33,157	13,449
Other real estate owned and repossessed assets	26,231	13,179	2,606	412	1,139

Total nonperforming assets	$167,693	$213,559	$78,271	$33,569	$14,588

Restructured loans not included in nonperforming assets	$1,196	$—	$—	$—	$—
Nonperforming loans to total loans	4.66%	6.20%	2.99%	1.33%	0.56%
Nonperforming assets to total loans plus repossessed property	5.48%	6.58%	3.09%	1.34%	0.61%
Nonperforming assets to total assets	3.81%	4.87%	2.20%	0.99%	0.44%

The following table presents loans past due 30 to 89 days and still accruing as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing	$13,206	$25,272	$63,553	$59,199	$24,870
30 – 89 days past due to total loans	0.44%	0.78%	2.51%	2.37%	1.04%

Nonperforming Loans

Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. We evaluate all loans on which principal or interest is contractually past due 90 days or more to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, we place it on nonaccrual and we discontinue recognizing interest income. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has made required payments for a minimum length of time and demonstrates the ability to make future payments of principal and interest as scheduled.

The following table presents the composition of nonaccrual loans as of December 31 for the periods indicated:

	As of December 31,
Loan Category	2009	2008	2007
Commercial and industrial	$26,687	$42,263	$4,348
Commercial real estate secured	36,420	23,068	10,679
Residential construction and land	62,795	114,160	52,978
Commercial construction and land	4,245	14,934	411

Total commercial loans	130,147	194,425	68,416
Consumer loans	11,256	5,802	2,996

Total nonaccrual loans	$141,403	$200,227	$71,412

After increasing in 2008, nonaccrual loans decreased during 2009 to $141.4 million at December 31, 2009 as compared to $200.2 million at December 31, 2008, a decrease of $58.8 million, or 29.4%. Nonperforming loans at December 31, 2007 were $71.4 million. The decrease in total nonperforming loans during 2009 was largely due to $116.2 million of gross loan charge-offs during the year, transfers into other real estate owned of $29.1 million, and repayments and other resolutions of certain assets. These decreases were partly offset by new nonaccrual loans.

Residential construction and land loans continue to be our largest category of nonaccrual loans and comprise approximately 44% of all nonaccrual loans at December 31, 2009. Nonaccrual residential construction and land loans were $62.8 million at December 31, 2009, as compared to $114.2 million at December 31, 2008 and $53.0 million at December 31, 2007. The decrease in these nonperforming loans during 2009 was largely due to net charge-offs and the transfer to other real estate owned.

Commercial real estate secured loans were our second largest category of nonaccrual loans. This category increased to $36.4 million at December 31, 2009, from $23.1 million at December 31 2008 and $10.7 million at December 31, 2007. New nonaccrual loans, partly offset by charge-offs, resulted in the increase in this category.

C&I nonaccrual loans decreased to $26.7 million at December 31, 2009 as compared to $42.3 million at December 31, 2008 and $4.3 million at December 31, 2007. Commercial construction and land nonaccrual loans totaled $4.2 million at December 31, 2009, as compared to $14.9 million at year-end 2008 and $411,000 at the end of 2007. Charge-offs and transfers to other real estate owned, partly offset by new nonaccrual loans, primarily caused the decrease in each of these categories during 2009.

The level of nonaccrual loans in our consumer portfolio increased to $11.3 million at December 31, 2009 from $5.8 million at December 31, 2008 and $3.0 million at December 31, 2007. Approximately half of the consumer nonaccrual loans are residential mortgage loans and the other half are from our portfolio of home equity loans and lines of credit.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets increased from $13.2 million at December 31, 2008 to $26.2 million at December 31, 2009. The following table provides a rollforward, for the periods indicated, of other real estate and repossessed assets:

	For the Period Ended December 31,
	2009	2008	2007
Balance at beginning of period	$13,179	$2,606	$412
Transfers from loans	29,076	14,478	3,203
Additional investment in foreclosed properties	342	1,625	—
Dispositions	(14,310)	(4,673)	(1,002)
Additional impairment	(2,056)	(857)	(7)

Balance at end of period	$26,231	$13,179	$2,606

During 2009, we transferred $29.1 million from loans into other real estate and repossessed assets. Of this amount transferred, $19.7 million was from our residential construction and land portfolio, $4.4 million was from our C&I portfolio and the remainder was divided equally between our commercial real estate secured and commercial construction and land portfolios. We capitalized costs totaling $342,000 to improve certain properties to prepare them for sale. During 2009, we also received net proceeds of $13.6 million on the sale of other real estate owned assets that had a carrying value of $14.3 million, resulting in a net loss of $758,000, which was included as additional nonperforming asset expense in noninterest expense. We also wrote down the carrying value of certain other real estate owned and repossessed assets by $2.1 million during 2009 to reflect a decrease in the estimated fair value of those assets. The level of other real estate owned and repossessed assets increased during 2009 and we expect that these assets may continue to increase in the future as we work through the elevated level of nonperforming assets.

Impaired Loans

Similar to nonperforming loans, after increasing in 2008, the level of impaired loans decreased during 2009. At December 31, 2009, impaired loans totaled $141.7 million, compared to $206.7 million at December 31, 2008, a decrease of $65.0 million, or 31.4%. Total impaired loans were $91.0 million at December 31, 2007.

The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
	(in thousands)
Impaired loans:
Commercial and industrial	$31,447	$54,543	$19,982
Commercial real estate secured	36,420	23,068	15,902
Residential construction and land	68,389	114,160	53,477
Commercial construction and land	4,245	14,934	411
Consumer-oriented	1,196	—	1,200

Total impaired loans	$141,697	$206,705	$90,972

Recorded balance of impaired loans:
With related allowance for loan losses	$95,936	$120,973	$66,547
With no related allowance for loan losses	45,761	85,732	24,425

Total impaired loans	$141,697	$206,705	$90,972

Allowance for losses on impaired loans:
Commercial and industrial	$10,085	$13,431	$1,323
Commercial real estate secured	4,485	2,750	770
Residential construction and land	19,070	23,849	7,282
Commercial construction and land	—	1,421	—
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$33,640	$41,451	$9,375

The decrease in impaired loans during 2009 primarily resulted from net charge-offs, transfers into other real estate owned and the payment or resolution of certain assets, partially offset by additions to impaired loans during the period. The allowance for loan losses related to impaired loans also decreased during 2009 and totaled $33.6 million at December 31, 2009, as compared to $41.5 million at December 31, 2008 and $9.4 million at December 31, 2007. The decrease in the allowance for losses on impaired loans in 2009 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. Residential construction and land loans comprise nearly half of all impaired loans and comprised 57% of the allowance for loan losses on impaired loans.

At December 31, 2009, we determined that $95.9 million of our loans were impaired and had related allowances for loan losses of $33.6 million. We also held $45.8 million of impaired loans, for which the individual analysis did not result in a measure of impairment, and, therefore, no related allowance for loan losses was provided. At December 31, 2009, impaired loans with no related allowance for loan losses included the commercial nonaccrual loans classified as held for sale that were charged down to their estimated net fair value upon transfer to held for sale. Once we determine the loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. As of December 31, 2009, we had four commercial loans, totaling $10.4 million which were considered to have a higher risk of noncompliance with the present loan terms. Even though these loans were still accruing interest, we report the loans as impaired loans. In addition, during 2009, we completed the modification of certain consumer-orientated loans, primarily home equity loans, with a remaining total principal balance of $1.2 million, which were considered troubled-debt restructurings. These loans are reported as impaired loans and evaluated for impairment.

At December 31, 2009, we held $4.1 million of loans classified as a troubled debt restructuring. Total troubled debt restructurings included consumer loans of $1.2 million and a commercial loan of $2.9 million. The commercial loan is now considered nonaccrual and included in nonperforming loans. At December 31, 2009, we did not have additional commitments to lend on loans considered troubled debt restructurings.

A reconciliation of $141.4 million of nonaccrual and $141.7 million of impaired loans as of December 31, 2009 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$130,147	$130,147
Commercial loans on accrual but impaired	n/a	10,354
Consumer-oriented loans	11,256	1,196

	$141,403	$141,697

n/a – not applicable

Potential Problem Loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of December 31, 2009, these potential problem loans totaled $75.6 million, which included $10.4 million of commercial loans that are current and still accruing interest, but are considered impaired. Of these potential problem loans at December 31, 2009, $30.7 million were in our real estate–construction portfolio, $30.0 million were in our commercial and industrial portfolio, and the remaining $14.9 million were loans in our secured by commercial real estate category. In comparison, potential problem loans at December 31, 2008 totaled $69.3 million. The largest categories of potential problem loans at December 31, 2008 included C&I loans of $26.7 million and residential-construction and land loans of $25.9 million. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula described below, specific allowances for identified problem loans and portfolio categories, and an unallocated allowance.

We calculate the formula portion of the allowance by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial and industrial; commercial real estate secured; residential real estate construction; commercial real estate construction loans; residential real estate mortgage; and consumer loans. Those categories are further segregated by risk classification (for commercial loans) and by delinquency status (for consumer loans). Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; for example, home equity loans and loans secured by manufactured homes. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, grouping loans with similar attributes and risk characteristics. We calculate actual historic loss rates based upon current and prior year’s charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. During 2009 and 2008, we attributed more weight to our loss experience in the most recent two years. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the loan groupings, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied against the current period loans outstanding to derive an estimated loss.

Specific allowances are established in cases where management has identified conditions or circumstances related to a loan that indicate a loss will probably be incurred, but the degree of certainty and loss quantification has not reached the charge-off level. The amount in the allowance for loan losses for impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, net of cost to sell. In recent periods, our estimate of the amount of loss on a loan secured by real estate has increased in complexity as a result of the current illiquidity in the real estate market. The degree of uncertainty and the sensitivity of real estate valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method can have a material impact on our loss estimates on loans. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is established.

The unallocated portion of the allowance contains amounts that are based on our evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The factors assessed are more qualitative in nature. Conditions affecting the entire lending portfolio evaluated in connection with the unallocated portion of the allowance include: general economic and business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations and findings of our independent loan review process. We review these conditions quarterly in discussion with our senior lenders and credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, we estimate of the effect of such condition may be reflected as part of the formula allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment, we evaluate the probable loss related to such conditions and reflect them in the unallocated portion of the allowance.

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

The following table shows an analysis of our allowance for loan losses and other related data for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average total loans	$3,171,373	$2,790,723	$2,507,395	$2,430,590	$2,271,681

Total loans at end of year	$3,035,328	$3,233,261	$2,533,333	$2,500,685	$2,384,931

Allowance for loan losses:
Allowance at beginning of year	$128,548	$54,681	$37,516	$37,481	$37,484

Charge-offs:
Commercial and commercial real estate	(50,945)	(16,176)	(5,261)	(5,341)	(5,240)
Real estate – construction	(63,103)	(54,778)	(8,926)	(1,059)	(103)
Residential real estate – mortgages	(356)	—	(180)	(7)	(260)
Consumer (1)	(1,756)	(1,517)	(1,425)	(824)	(1,485)

Subtotal	(116,160)	(72,471)	(15,792)	(7,231)	(7,088)

Recoveries:
Commercial and commercial real estate	1,868	1,523	702	904	761
Real estate – construction	2,070	220	54	1	89
Residential real estate – mortgages	2	2	—	2	—
Consumer (1)	246	435	301	359	712

Subtotal	4,186	2,180	1,057	1,266	1,562

Total net charge-offs	(111,974)	(70,291)	(14,735)	(5,965)	(5,526)

Provision for loan losses	89,611	144,158	31,900	6,000	5,523

Allowance at end of year	$106,185	$128,548	$54,681	$37,516	$37,481

Annualized net charge-offs to average total loans	3.53%	2.52%	0.59%	0.25%	0.24%
Allowance to total loans at end of year	3.50%	3.98%	2.16%	1.50%	1.57%
Allowance to non-performing loans	75.06%	64.15%	72.27%	113.15%	278.69%

(1)	Consumer loan charge-offs and recoveries include charge-offs and recoveries relating to indirect and direct auto loans, home equity loans and lines of credit, overdrafts and all other types of consumer loans.

Our allowance for loan losses was $106.2 million at December 31, 2009, or 3.50% of end-of-year loans and 75.06% of nonperforming loans. In comparison, the allowance for loan losses was $128.5 million at December 31, 2008, or 3.98% of total loans and 64.15% of nonperforming loans. At December 31, 2007, the allowance for loan losses was $54.7 million, or 2.16% of total loans and 72.27% of nonperforming loans.

Our allowance for loan losses decreased during 2009 as net charge-offs exceeded the provision for loan losses. The level of nonperforming and impaired loans began increasing near the end of 2007 and accelerated in 2008, and we increased our provisions for loan losses and the allowance for loan losses during 2008 in response to the increase in the number of problem assets. While nonperforming loans during 2009 continue to be at historically elevated levels, the rate of inflows for nonperforming loans in 2009 was less than the rate experienced in 2008, and we continue to work aggressively at reducing the amount of nonperforming and impaired loans. Total nonperforming loans decreased from $200.4 million at December 31, 2008, to $141.5 million at December 31, 2009, while the level of impaired loans decreased to $141.7 million at December 31, 2009, from $206.7 million at December 31, 2008. However, as we continue to work through our nonperforming assets and impaired loans, the level of charge-offs increased in 2009, resulting in an overall decrease in the allowance for loan losses.

We charge off loans when the loss is highly probable and clearly identified. During 2009, net charge-offs were $112.0 million, or 3.53% of average loans. In comparison, net charge-offs were $70.3 million, or 2.52% of average loans, during 2008 and $14.7 million, or 0.59% of average loans, during 2007. Net charge-offs have increased as we continue to work through the increased volume of nonperforming and impaired loans. During both 2009 and 2008, most of our loan charge-offs were from our real estate-construction portfolio, primarily residential construction and land loans. In addition, during 2009, the level of charge-offs in our C&I portfolio increased as we worked through problem loans from this category. We expect that net charge-offs in 2010 will remain higher than historical levels as we continue to work to resolve our impaired and nonperforming loans.

The unallocated portion of the allowance for loan losses is based on our evaluation of conditions that are not directly measured in the determination of the formula or specific allowances. During 2008, we increased the unallocated portion of allowance for loan losses in response to the increase in problem loans and because of the economic downturn, which increased the uncertainty inherent in our computation of the allowance for loan losses, including the expected loss rates applied to our portfolio. In increasing the unallocated portion of the allowance for loan losses in 2008, we considered the uncertainty surrounding current real estate and collateral valuations, the duration of the economic downturn and its impact on business conditions, forecasts of national and local economic conditions, concern about exposure in portions of the loan portfolio that were no longer considered economically desirable, and other factors. During 2009, we reduced the unallocated portion of the allowance for loan losses as the level of problem assets declined and the formula portion of our allowance increased as a result of the our historical loss experience rates including the historically high level of net charge-offs during the past two years. In addition to the higher loss experience and the reduced level of nonperforming and impaired loans, our considerations in the determination of the unallocated portion of the allowance for loan losses included, but were not limited to, the current national and local economic climate, forecasts of economic recovery, proactive reductions to certain exposures in our loan portfolio, and our current lending policies, underwriting standards and loan review system.

As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have higher potential for losses on an individual loan basis. The individually larger commercial loans can cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate with respect to a single sizable loan can have a material impact on our reported impaired loans and related loss exposure estimates and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, the allowance for loan losses is adjusted through the recording of a provision for loan losses.

The table below presents an allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. While we allocated the allowance to loan losses to loan categories for analytical purposes, the total allowance for loan losses is available to absorb losses from any category of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2009		2008		2007		2006		2005
	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS	AMOUNT	LOAN CATEGORY TO GROSS LOANS
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$55,925	80.3%	$56,005	78.7%	$26,743	66.7%	$20,752	62.5%	$20,705	61.2%
Real estate – construction	43,459	12.5	48,041	16.4	17,254	26.5	9,884	29.8	9,718	28.7
Residential real estate – mortgages	603	2.3	546	1.7	464	2.4	413	2.5	469	2.7
Consumer and other	4,164	4.9	2,752	3.2	2,101	4.4	1,875	5.2	2,292	7.4
Unallocated	2,034	—	21,204	—	8,119	—	4,592	—	4,297	—

Total allowance for loan losses	$106,185	100.0%	$128,548	100.0%	$54,681	100.0%	$37,516	100.0%	$37,481	100.0%

Deposits

Our deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit (“CDs”), and certain public funds. Our customer repurchase agreements are reported in other borrowings. In addition to funding from customers, we also use brokered CDs and money market accounts and other out-of-local-market CDs to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2009			2008			2007
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$584,512	18.8%	—%	$409,322	14.0%	—%	$393,494	15.3%	—%
NOW accounts	226,039	7.3	1.59	127,018	4.4	1.39	79,844	3.1	0.84
Money market accounts	435,364	14.0	0.92	620,983	21.3	1.83	808,398	31.5	4.24
Savings deposits	41,848	1.3	0.08	45,247	1.5	0.13	54,169	2.1	0.28
Time deposits:
Certificates of deposit	824,594	26.6	3.41	715,422	24.5	4.21	519,386	20.2	4.80
Out-of-local-market certificates of deposit	105,821	3.4	3.41	155,841	5.3	4.50	112,499	4.4	5.40
Brokered certificates of deposit	706,076	22.8	3.78	770,548	26.4	4.57	539,846	21.0	5.15
CDARS time deposits	105,750	3.4	1.56	1,063	*	2.05	—	—	—
Public funds	73,928	2.4	1.93	75,698	2.6	3.50	61,549	2.4	5.09

Total time deposits	1,816,169	58.6	3.39	1,718,572	58.8	4.37	1,233,280	48.0	5.02

Total deposits	$3,103,932	100.0%		$2,921,142	100.0%		$2,569,185	100.0%

*	less than 1%.

During 2009, average deposit balances increased $182.8 million, or 6.3%, to $3.10 billion from $2.92 billion during 2008. Average deposit balances were higher in 2009, largely due to our increased reliance on time deposits during 2008, including both customer and brokered CDs, as a source of funds for our asset growth. Because most of this increase occurred in the second half of 2008, average balances in 2009 included the full impact of this growth. During 2009, we started an in-market deposit initiative, focusing on increasing deposits from our core customers in order to reduce our reliance on the more costly brokered funding.

Average noninterest bearing deposit balances during 2009 increased $175.2 million, or 42.8%, to $584.5 million, compared to $409.3 million during 2008. The increase in noninterest bearing deposits was largely due to our in-market deposit initiative. Noninterest bearing deposit balances also benefited from the FDIC’s increase in the maximum deposit insurance amount and the Bank’s participation in a FDIC program to insure the entire amount of noninterest bearing deposits and certain other transaction accounts. Total time deposits increased $97.6 million, or 5.7%, to $1.82 billion during 2009 compared to $1.72 billion during 2008. During 2009, average CDs from our local customers increased by $109.2 million, as compared to 2008. We also began to issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) network at the end of 2008 and average CDARS time deposits increased by $104.7 million during 2009. During 2009, we reduced our reliance on brokered and out-of-local-market CDs, which decreased by $64.5 million and $50.0 million, respectively, as compared to 2008. In addition, between the two periods, NOW accounts increased by $99.0 million, while money market accounts declined by $185.6 million, primarily due to the transfer of a large depositor’s balances from money market to a NOW account and a reduction in money market balances by another large depositor during the latter half of 2008.

Average deposit balances increased $352.0 million, or 13.7%, to $2.92 billion in 2008, from $2.57 billion during 2007. Total average time deposits increased $485.3 million, or 39.3%, while average money market account balances declined $187.4 million, or 23.2%. Brokered and out-of-local-market CDs provided the majority of the increase in time deposits, with the average balance of these two categories increasing by $274.0 million, or 42.0%. Promotions of CDs in our local market increased customer CDs $196.0 million, or 37.7%, to $715.4 million. The decline in average money market account balances was attributable to both the loss of a large customer as well as the transfer of another large depositor’s balances from a money market to a NOW account.

The following table sets forth the period end balances of total deposits at December 31, 2009, December 31, 2008 and December 31, 2007, respectively, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2009	2008	2007
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$659,146	$470,990	$471,770
NOW accounts	307,025	218,451	76,572
Savings accounts	41,479	42,275	49,386
Money market accounts	438,080	320,691	707,829
Customer certificates of deposit	775,663	870,183	543,443
CDARS time deposits	116,256	5,670	—
Public time deposits	68,763	84,831	52,895

Total in-market deposits	2,406,412	2,013,091	1,901,895

Out-of-market deposits:
Brokered money market deposits	7,338	73,352	55,507
Out-of-local-market certificates of deposit	79,015	136,470	117,159
Brokered certificates of deposit	484,035	908,133	505,631

Total out-of-market deposits	570,388	1,117,955	678,297

Total deposits	$2,976,800	$3,131,046	$2,580,192

Total period-end deposit balances decreased $154.2 million, or 4.9%, to $2.98 billion at December 31, 2009, compared to $3.13 billion at December 31, 2008. While average deposits balances increased in 2009 from 2008, period-end balances were lower at December 31, 2009 than at December 31, 2008. During 2008, we increased our deposit balances, particularly time deposits, to fund our growth strategy. As of the result of the growth in deposits that occurred throughout the full year of 2008, average deposit balances in 2009 were higher in comparison. During 2009, we focused on changing our funding mix by increasing our funding from core customers and by taking advantage of lower costing short-term borrowings to reduce our reliance on more costly out-of-market deposits. As a result in 2009, in-market deposits increased by $393.3 million, or 19.5%, while out-of-market deposits decreased by $547.6 million, or 49.0%.

Our total in-market deposits were $2.41 billion at December 31, 2009 as compared to $2.01 billion at December 31, 2008. Of these in-market deposits, noninterest bearing deposits increased by $188.2 million, or 40.0%, largely due to the in-market deposit initiative. We also began to issue CDARS time deposits at the end of 2008, and total CDARS deposits increased by $110.6 million to $116.3 million at December 31, 2009. In addition, NOW accounts and money market accounts increased by $88.6 million and $117.4 million, respectively, during 2009. During the same period, customer certificates of deposit balances decreased $94.5 million, or 10.9%.

Total period-end deposit balances at December 31, 2008 increased $550.9 million, or 21.3%, to $3.13 billion, from $2.58 billion at December 31, 2007. Between December 31, 2008 and December 31, 2007, in-market deposits increased by $111.2 million, or 5.8%, while out-of-market deposits increased by $439.7 million, or 64.8%. Out-of-market deposits increased primarily as a result of a $402.5 million increase in brokered CDs. Total in-market deposits were $2.01 billion at December 31, 2008, compared to $1.90 billion at December 31, 2007. Most of this increase was associated with a $326.7 million increase in customer CDs and a $141.9 million increase in NOW accounts, offset by a $387.1 decrease in money market accounts.

Time deposits in denominations of $100,000 or more, including public funds deposits, totaled $539.1 million at December 31, 2009. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 2009:

December 31, 2009
(in thousands)
3 months or less	$187,359
Between 3 months and 6 months	99,993
Between 6 months and 12 months	168,120
Over 12 months	83,643

Total	$539,115

During 2009, the Bank participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The program consists of two parts: the Transaction Account Guarantee Program (TAGP) and the Debt Guarantee Program (DGP), both of which the Bank elected to participate in. We did not issue any debt under the DGP. Under TAGP, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC through June 30, 2010. During 2009, the FDIC assessed us a 10 basis point annual surcharge applied to noninterest-bearing transaction and certain low-interest bearing transaction deposit amounts over $250,000 as part of its normal quarterly assessment process for participation in the TAGP. This assessment increased to 20 basis points in 2010. The expiration of this program in 2010 may impact the level of our noninterest-bearing deposits, and we are working on alternative programs to retain the deposits that could be impacted as this program ends.

In addition to CDs from our local market customers, we used other sources of time deposits to help fund our liquidity and funding needs. In October 2008, we entered the CDARS network. This network allows us to accommodate depositors with large cash balances to seek full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, we receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit. At December 31, 2009, we had $116.3 million of deposits in the CDARS program.

We also utilize out-of-market CDs to fund the portion of our interest-earning asset growth that is not funded with in-market deposits and other borrowings. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides certificate of deposit rates from institutions across the country to its subscribers. These CDs are generally issued at amounts that allow the purchasers to obtain full FDIC deposit insurance protection. The balance of CDs obtained through this channel was $79.0 million at December 31, 2009, as compared to $136.5 million at December 31, 2008, and $117.2 million at December 31, 2007.

We also issue brokered CDs to support our asset growth, but we have reduced our reliance on this source of funding in 2009. The balance of our brokered CDs was $484.0 million at December 31, 2009, $908.1 million at December 31, 2008, and $505.6 million at December 31, 2007. Total brokered money market balances also decreased in 2009 and totaled $7.3 million at December 31, 2009; $73.4 million at December 31, 2008; and $55.5 million at December 31, 2007. At December 31, 2009 and 2008, the scheduled maturities of brokered CDs were as follows:

Maturity	2009	2008
	(in thousands)
Within one year	$266,980	$536,963
After one year but within two years	119,979	166,089
After two years but within three years	67,385	109,962
After three years	31,122	98,598

Subtotal	485,466	911,612
Unamortized broker placement fees and other discounts	(1,431)	(3,479)

Total	$484,035	$908,133

Brokered CDs are carried net of the related broker placement fees and other discounts and are amortized to the maturity date of the related brokered CDs and included in deposit interest expense. A portion of our brokered CDs had options that allowed us to call the brokered CDs at par prior to their scheduled maturity date. During 2009, we called $52.5 million of brokered CDs and recognized $527,000 of early extinguishment of debt expense for the amount of unamortized broker placement fees and fair value adjustments. There are no remaining brokered CDs callable by us at December 31, 2009.

Other Borrowings

Our other borrowings totaled $337.7 million at December 31, 2009 as compared to $275.6 million at December 31, 2008. Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option accounts. The increase in total other borrowings was largely a result of increases of $34.9 million in federal funds purchased and $24.4 million in overnight repurchase agreements.

Securities sold under agreements to repurchase (“repos”) include overnight and term agreements. The overnight securities sold under agreement to repurchase are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $45.5 million at December 31, 2009 and $21.0 million at December 31, 2008

Our term repos totaled $200.0 million at both December 31, 2009 and December 31, 2008. All of these are currently callable at the counterparty’s option, but $80 million are scheduled to mature in 2010 and the remaining

$120 million are scheduled to mature in 2012. In addition, the repo agreements allow the counterparty to terminate the agreement prior to the call date if the Bank were to lose its well-capitalized status.

At December 31, 2009 and December 31, 2008, subject to available collateral, the Bank had available pre-approved total repurchase agreement lines of $830 million and $390 million, respectively. Available collateral totaled $493.6 million at December 31, 2009, compared with $341.3 million at December 31, 2008.

At December 31, 2009, our federal funds purchased totaled $89.4 million, an increase of $34.9 million as compared to the $54.5 million purchased at December 31, 2008. All of these borrowings were unsecured and provided on an overnight basis. Of the federal funds purchased balance at December 31, 2009, $87.4 million was through our correspondent banking customers who may sell federal funds to the Bank in order to manage their own excess liquidity. The remaining $2.0 million of federal funds purchased at December 31, 2009 was through the Bank’s pre-approved lines with other banks. At December 31, 2009 and December 31, 2008, the Bank had pre-approved total overnight federal funds borrowing lines through other banks of $130 million and $95 million, respectively.

Under the U.S. Treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with deposits of customer taxes. These borrowings are collateralized by investment securities. Borrowings from this source were $2.8 million at December 31, 2009 as compared to $61,000 at December 31, 2008.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at the end of any year-end. During the current reported period, both securities sold under repurchase agreements, which includes both overnight and term agreements, and federal funds purchased were the categories meeting this standard.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$245,453	$221,017	$325,461
Weighted average interest rate at year end	3.33%	3.69%	3.52%
Maximum amount outstanding (1)	$261,707	$313,896	$325,461
Average amount outstanding during the year	$237,360	$281,567	$218,125
Daily average interest rate during the year	3.47%	3.24%	4.01%

Federal funds purchased:
Balance at year end	$89,384	$54,482	$23,468
Weighted average interest rate at year end	0.36%	0.36%	4.00%
Maximum amount outstanding (1)	$164,663	$75,517	$67,353
Average amount outstanding during the year	$128,144	$31,131	$45,599
Daily average interest rate during the year	0.38%	1.58%	4.92%

(1)	Based on amount outstanding at month end during each year.

For additional details on the other borrowings, see “Notes to Consolidated Financial Statements–Other Borrowings” from our audited financial statements contained elsewhere in this annual report.

Notes Payable and Other Advances

At both December 31, 2009 and December 31, 2008, we had $12 million outstanding on our $15 million revolving credit facility, which matures March 31, 2010. The underlying loan agreement requires that the Bank remain well capitalized and the holding company remain adequately capitalized as defined by regulatory guidelines. As of December 31, 2009, we were in compliance with these covenants. We repaid all amounts outstanding under this revolving credit facility in March 2010, and we do not expect to renew this facility with the current lender when it expires on March 31, 2010

At December 31, 2009, we had outstanding borrowings under the FRB’s Term Auction Facility of $460.0 million. We had pledged $85.3 million of securities and $790.8 million of commercial loans as collateral for these borrowings and had additional maximum borrowing capacity of $39.9 million. The FRB has indicated that this temporary program will be phased out in early 2010. We believe we have adequate sources, such as FHLB advances and repurchase agreements, available to replace these borrowings as they mature, subject to the transfer of collateral made available by the maturity of these FRB borrowings. We had no borrowings outstanding from the FRB at December 31, 2008.

Our FHLB advances consist of borrowings from the FHLBC. At December 31, 2009, total FHLB advances were $155.0 million, compared to $450.0 million at December 31, 2008. As of December 31, 2009, these advances were collateralized by $352.0 million of investment securities and a blanket lien on $143.0 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged, we had additional borrowing capacity of $278.7 million at December 31, 2009. During 2009, we decreased our borrowing from the FHLB due to our ability to borrow from the FRB at a more favorable interest rate. As of December 31, 2009, all of the FHLB advances are either callable or scheduled to mature within the next 12 months.

For additional details of the FRB and FHLB advances, see “Notes to Consolidated Financial Statements—Notes Payable and Other Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2009 and December 31, 2008, we had $86.6 million of junior subordinated debentures that was comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust formed for the purpose of issuing trust preferred securities. Each of the trusts used proceeds from the sale of its trust preferred securities, along with proceeds it received from the purchase of its common equity securities, to invest in the related junior subordinated debentures issued by us. We reported a liability for the total balance of the junior subordinated debentures issued to the trusts. We reported the equity investments in the trusts of $2.6 million in other assets on our Consolidated Balance Sheets at both December 31, 2009 and 2008. Interest expense on the junior subordinated debentures is reported in interest expense.

For TAYC Capital Trust I, interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. The interest rate on both the trust preferred securities and the junior subordinated debentures related to TAYC Capital Trust II equals the three-month LIBOR plus 2.68% and re-prices quarterly. The interest rates on both were 2.93% and 4.55% at December 31, 2009 and December 31, 2008, respectively. Each of these trust preferred securities are currently callable, at our option. Unamortized issuance costs would be recognized as an expense if the debentures were called. Total unamortized issuance costs related to both trusts were $2.7 million on December 31, 2009.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. In addition, a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 900,000 shares of common stock and will expire on September 29, 2013, the fifth anniversary of issuance. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. At December 31, 2009, the subordinated notes reported on the Consolidated Balance Sheets totaled $55.7 million, which was net of $4.3 million of unamortized discount. In comparison, at December 31, 2008, the subordinated notes were reported at $55.3 million, which was net of $4.7 million of the unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

Preferred Stock

During 2008, the holding company issued two series of preferred stock. Both the Series A Preferred and Series B Preferred qualify as Tier I capital for regulatory purposes.

We sold 2.4 million shares of Series A Preferred to private investors in September 2008 for gross proceeds of $60 million. Holders of the Series A Preferred are entitled to receive dividends at an annual rate of 8% of the total liquidation preference. Dividends on the Series A Preferred are non-cumulative. Each share of Series A Preferred can be converted into 2.5 shares of our common stock at a conversion price of $10.00 per common share. The non-detachable conversion right was determined to constitute a beneficial conversion feature because the conversion price was less than the market price of the Company’s stock on the commitment date. Therefore, the preferred stock was recorded upon issuance net of the $16.7 million beneficial conversion feature and then its stated value increased through the recording of a $16.7 million one-time, implied non-cash dividend in 2008 to the holders of the preferred stock. During 2009, the Company’s Board of Directors declared dividends to the Series A Preferred stockholders in the amount of $4.8 million compared to $1.4 million in 2008. As part of our plan of increasing our capital levels, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of Series A Preferred to convert their shares of Series A Preferred Stock into shares of our common stock. If all of the holders of Series A Preferred accept this exchange offer, the effect would be that the Series A Preferred would cease to exist and we would have an additional shares of common stock outstanding.

We sold shares of Series B Preferred to the U.S. Treasury Department under TARP in November 2008 for gross proceeds of $104.8 million. Holders of the Series B Preferred are entitled to receive dividends at an annual rate of 5% for the first five years and 9% thereafter. Dividends on the Series B Preferred are cumulative. In connection with the Series B Preferred stock, the Company also issued a ten-year warrant for the U.S. Treasury to purchase 1,462,647 shares of the Company’s common stock at an exercise price of $10.75 per share. At December 31, 2009, the recorded balance of the preferred stock totaled $98.8 million, which is equal to the liquidation amount, net of $6.6 million of unamortized discount plus accumulated but undeclared dividends. In comparison, the amount reported at December 31, 2008 was $97.3 million, was net of $7.5 million of unamortized discount and accumulated but undeclared dividends. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being accreted as a non-cash dividend on the Series B Preferred, and the total discount accretion was $1.4 million and $154,000 during each of 2009 and 2008, respectively. The discount accretion increased the net loss applicable to common stockholders and the net loss per common share during each of 2009 and 2008. Accumulated but undeclared dividends totaled $670,000 and $582,000 at December 31, 2009 and December 31, 2008, respectively. During 2009, we declared and paid dividends in the amount of $5.2 million on the Series B Preferred. Since the Series B Preferred were issued in November 2008, there were no dividends declared on the Series B Preferred during 2008.

Before the third anniversary of the Treasury’s purchase of the Series B Preferred, unless the Series B Preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties, the Treasury will have to consent to the Company paying any dividend on its Common Stock or repurchasing its Common Stock or other equity or capital securities except in connection with benefit plans consistent with past practice and certain other circumstances specified in the Series B Preferred purchase agreement.

For additional details on our preferred stock, see “Notes to Consolidated Financial Statements—Stockholders’ Equity” from our audited financial statements contained elsewhere in this annual report.

Common Stock

In September 2008, we increased our authorized common stock to 45 million shares from the prior authorization of 18 million shares to accommodate the issuance of convertible preferred stock and warrants to purchase common stock. Our Series A Preferred is convertible into an aggregate of 6.0 million shares of common stock at the option of the preferred stockholders at any time, and convertible at the Company’s option on or after September 29, 2013. As part of our plan to increase capital levels, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. In addition, warrants for the purchase of 2.9 million shares of common stock currently are exercisable by the holders. As of December 31, 2009, no warrants had been exercised.

For additional details on our warrants to purchase common stock, see “Notes to Consolidated Financial Statements—Stockholders’ Equity” from our audited financial statements contained elsewhere in this annual report.

We did not declare or pay any common stock dividends in 2009. During 2008, we declared common stock dividends of $0.10 per share during the first quarter and paid dividends on common shares totaling $2.1 million. Currently, the Series B Preferred requires the consent of the U.S. Treasury Department to pay any dividend on our common stock. In addition, under the terms of the junior subordinated debentures issued in connection with our trust preferred securities and under the terms of the Series A Preferred, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends.

Regulatory Capital

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier I capital includes common stockholders’ equity, noncumulative perpetual preferred stock and trust preferred securities (up to certain limits). Bank regulators, however, also specifically approved the Series B Preferred for inclusion in Tier 1 capital in spite of its cumulative dividend feature. Total capital represents Tier I capital plus a portion of the allowance for loan loss (up to certain limits), subordinated debt and the portion of the trust preferred securities not includable in Tier I capital.

At each December 31, 2009, December 31, 2008, and December 31, 2007, the holding company was considered “well capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. All of the holding company’s regulatory capital ratios declined in 2009, largely due to a decline in regulatory capital caused by our net loss applicable to common stockholders. The ratio of Tier I capital to average assets declined by more than the ratios of total capital and Tier I capital to risk weighted assets because our average assets increased during 2009 while our risk-weighted assets declined. Total risk-weighted assets declined as we increased lower risk-weighted investment balances and decreased the higher risk-weighted loan balances. All of the holding company’s regulatory ratios at December 31, 2008 increased as compared to that at December 31, 2007, primarily as a result of our issuance of preferred stock and the warrants to purchase common stock. This increase in capital was partly offset by an increase in both risk-weighted assets and average assets.

At each of December 31, 2009, December 31, 2008, and December 31, 2007, the Bank was considered “well capitalized” under regulatory capital guidelines. The Bank’s total and Tier I capital to risk-weighted asset ratios increased during 2009 primarily due to the decrease in risk-weighted assets caused by a shift in the composition of assets towards the lower risk-weighted investment balances from the higher risk-weighted loan balances. This increase was partly offset by a decrease in the Bank’s regulatory capital during 2009, as the Bank’s net loss was partly offset by a $15.0 million capital contribution. The Bank’s Tier I capital to average asset ratio declined in 2009, due to both an increase in average assets and the decrease in regulatory capital.

During 2008, all of the Bank’s capital ratios decreased as the increase in risk-weighted assets and average assets outpaced the increase in regulatory capital. Regulatory capital increased in 2008 as a result of capital injections from the holding company of $107 million and the issuance of subordinated debt and common stock warrants for $60 million. The subordinated debt qualifies as Tier II capital under regulatory guidelines. The Bank did not pay dividends to the holding company in either 2009 or 2008.

While both us and our Bank continues to be considered well capitalized under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. During the first quarter of 2010, we made an additional $25.0 million capital contribution to Bank to further increase its regulatory capital levels. In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes.

The holding company and the Bank’s capital ratios were as follows for the dates indicated.

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$433,197	12.72%	>$272,411	>8.00%	>$340,514	>10.00%
Cole Taylor Bank	395,869	11.64	>272,030	>8.00	>340,038	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$333,479	9.79%	>$136,205	>4.00%	>$204,308	>6.00%
Cole Taylor Bank	296,839	8.73	>136,015	>4.00	>204,023	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$333,479	7.60%	>$175,605	>4.00%	>$219,506	>5.00%
Cole Taylor Bank	296,839	6.77	>175,318	>4.00	>219,147	>5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$372,377	10.22%	>$145,748	>4.00%	>$218,622	>6.00%
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$372,377	8.73%	>$170,682	>4.00%	>$213,352	>5.00%
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	212,857	>5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$368,188	12.74%	>$231,175	>8.00%	>$288,968	>10.00%
Cole Taylor Bank	342,607	11.88	>230,677	>8.00	>288,346	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$330,451	11.44%	>$115,587	>4.00%	>$173,381	>6.00%
Cole Taylor Bank	306,333	10.62	>115,339	>4.00	>173,008	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$330,451	9.40%	>$140,567	>4.00%	>$175,709	>5.00%
Cole Taylor Bank	306,333	8.74	>140,232	>4.00	>175,290	>5.00

Liquidity

In addition to the normal influx of liquidity from in-market deposits and repayments and maturities of loans and investments, the Bank uses brokered deposits, borrowings from the FHLB and FRB, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. During 2009, we worked to improve our liquidity position by increasing funding from core customers which allowed us to reduce our reliance on brokered deposits. We also used available collateral to take advantage of attractively priced short-term funding provided by the FHLB and the FRB.

We manage the risks associated with this reliance on wholesale funding sources by maintaining adequate alternate sources of funding and excess collateral available for immediate use. At December 31, 2009, subject to available collateral, we had total pre-approved overnight federal funds borrowing lines and repurchase agreement lines of $130 million, and $830 million respectively. In addition, the Bank is able to borrow from the FRB under the Borrower-in-Custody Program and the Term Auction Facility. At December 31, 2009, the Bank maintained $85.3 million of investment securities and $790.8 million of commercial loans as collateral at the FRB with a lendable value of approximately $675 million. The Bank also has pledged $352.0 million of investment securities and $131.6 million of qualified first-mortgage residential and home equity loans at the FHLB and had a total borrowing capacity of $435 million at December 31, 2009. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell Federal Funds to the Bank in order to manage their excess liquidity.

The Term Auction Facility is a temporary program which will operate at least until early 2010, as the FRB has indicated that it intends to phase out this facility in response to continued improvements in financial market conditions. As this program is phased out, we will likely replace this borrowing with additional advances from the FHLB.

Our total assets remained relatively unchanged at $4.40 billion at December 31, 2009 and $4.39 billion at December 31, 2008. While total assets remained unchanged, our investment securities portfolio increased by $176.7 million, or 16.1%, and our loan portfolio decreased by $175.6 million, or 5.7%. During 2009, the mix of our funding liabilities also changed. While total deposits decreased by $154.2 million, or 4.9%, we increased funding from our core customers, including a $188.2 million increase in noninterest bearing deposits. We also reduced our reliance on brokered and out-of-local-market deposits, and increased short-term funding from the FHLB and FRB to help fund the reduction brokered deposits. We believe that our current sources of funds at the Bank are adequate to meet all of our financial commitments and asset growth targets for 2010.

Interest received, net of interest paid, was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows. During 2009, cash used in operating activities was $29.8 million, compared to cash provided by operating activities of $42.6 million in 2008 and $43.4 million in 2007. Cash used for mortgage loans purchased and currently held for sale of $76.8 million caused the change in 2009, as compared to 2008 and 2007.

Net outflows from investment activities totaled $35.0 million during 2009, compared to $991.3 million during 2008. Our net outflow during 2009 was largely due to the purchase of $975.3 million of available-for-sale investment securities. This increase was partly offset by proceeds from repayments and sales of investment securities of $809.9 million and a net decrease in loans of $119.6 million. In comparison, the outflow from investment activities in 2008 was due to a $782.6 million increase in net loans and $352.8 million of purchases of investment securities. These outflows in 2008 were partly offset by repayments of investment securities of $165.8 million. Net outflows from investing activities totaled $264.3 million during 2007, primarily related to the net increases of $210.6 million in investment securities and $46.3 million in loans.

During 2009, we had net inflows from financing activities of $60.2 million, compared to $918.1 million during 2008. During 2009, we increased borrowing from the FHLB and FRB by $165.0 million and other borrowings of $62.1 million. These inflows were partly offset by a $156.3 million net decrease in deposits. During 2008, net inflows included a $557.1 million increase in deposits, additional borrowings from the FHLB of $245.0 million, and proceeds from the issuance of preferred stock and subordinated notes of $219.8 million. These inflows were partly offset by a $113.5 million net decrease in other borrowings. During 2007, net cash inflows from financing activities totaled $169.5 million, and consisted of cash inflows from other borrowings of $126.7 million and FHLB advances of $125.0 million. We used cash in 2007 to fund net deposit outflows of $61.1 million and to repurchase $17.6 million of our common stock.

Holding Company Liquidity

Historically, the primary source of funds has been dividends received from the Bank. Because of the net losses incurred by the Bank in recent years, the Bank did not declare or pay any dividends to the holding company in 2009 or 2008. The Bank is subject to dividend restrictions set forth by regulatory authorities, under which the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2009, the Bank could not declare or pay dividends to us, without the approval of regulatory authorities. In 2007, the Bank declared and paid dividends to the holding company of $15.0 million.

At December 31, 2009, the holding company had cash of $45.9 million for general corporate purposes and to support future growth. The primary source of cash at the holding company was from the 2008 issuance of Series A Preferred and Series B Preferred. In 2008, we received net proceeds, after issuance costs, of $55 million from the issuance of our Series A Preferred and $105 million from the issuance of our Series B Preferred and associated warrants. In addition, during 2008, we drew down $12.0 million from our $15.0 million revolving credit facility. During 2009, cash outflows at the holding company included a $15.0 million capital contribution to the Bank, $10.2 million of cash dividend payments on the Series A and Series B Preferred, $6.5 million of interest paid on our junior subordinated debentures and notes payable, and general operating expenses.

During the first quarter of 2010, holding company cash was reduced by a $25.0 million capital contribution to the Bank and $12.0 million to fully repay our revolving credit facility. We also used cash to pay recurring operating expense and first quarter 2010 interest and dividends on our junior subordinated debentures and preferred stock. After these outflows, we anticipate that our cash at the holding company would be less than $5.0 million at the end of March 2010.

We continue to carefully monitor and manage our holding company liquidity and capital position. In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we have developed a capital plan that anticipates increasing our capital levels in the second quarter of 2010. Accordingly, we intend to commence an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A preferred stock to convert their preferred shares into shares of our common stock. We also intend to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes. We believe that proceeds from this plan will provide sufficient liquidity at the holding company to continue to support the Bank’s capital position and allow us to meet our recurring cash needs.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $864.8 million and $928.4 million at December 31, 2009 and December 31, 2008, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts, and, therefore, the total commitment amounts do not usually represent future cash requirements.

We had $83.6 million and $87.3 million of financial and performance standby letters of credit at December 31, 2009 and December 31, 2008, respectively. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn, and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2009, we established a liability for $3.5 million for commitments under standby letters of credit for which we believed funding and loss were probable.

The following table shows as of December 31, 2009 the loan commitments and financial guarantees by maturity date.

	December 31, 2009
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$488,380	$280,077	$29,454	$1,496	$799,407
Consumer	3,501	23,139	16,490	22,277	65,407
Financial guarantees:
Financial standby letters of credit	29,164	26,564	413	—	56,141
Performance standby letters of credit	18,308	4,319	2,001	2,807	27,435

The following table shows, as of December 31, 2009, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2009
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Other borrowings (1)	$217,669	$120,000	$—	$—	$337,669
Notes payable and other advances (1)	507,000	77,500	42,500	—	627,000
Junior subordinated debentures (1)	—	—	—	86,607	86,607
Time deposits (1)	1,103,567	349,277	70,675	213	1,523,732
Subordinated debt (1)	—	—	—	60,000	60,000
Operating leases	4,053	8,267	7,620	14,787	34,727

Total	$1,832,289	$555,044	$120,795	$161,607	$2,669,735

(1)	Principal only, does not include interest.

Derivative Financial Instruments

We use derivative financial instruments to accommodate customer needs and to assist in our own interest rate risk management. From time to time, we use interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with our commercial loan portfolio and our portfolio of fixed rate brokered CDs.

The following table describes the derivative instruments outstanding at both December 31, 2009 and 2008 (dollars in thousands):

	As of December 31, 2009
Non-hedging derivative instruments:	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
Customer Interest Rate Swap – pay fixed/receive variable	$188,781	Pay 4.21% Receive 0.44%	Wtd avg. 3.2 years	Other liabilities/ Noninterest income	$(10,216)
Customer Interest Rate Swap – receive fixed/pay variable	188,781	Receive 4.21% Pay 0.44%	Wtd avg. 3.2 years	Other assets/ Noninterest income	10,090
Forward loan sale contracts	61,090	Wtd. avg interest rate 5.0%	Jan. 2010	Other assets/ Noninterest income	540

Total	$438,652

	As of December 31, 2008
Non-hedging derivative instruments:	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
Prime Interest Rate Swap – receive fixed/pay variable	$100,000	Receive 6.64% Pay 3.25%	7/1/2011	Other assets/ Noninterest income	$6,651
Customer Interest Rate Swap – pay fixed/receive variable	126,971	Pay 5.14% Receive 2.05%	Wtd avg. 4.2 years	Other liabilities/ Noninterest income	(11,940)
Customer Interest Rate Swap – receive fixed/pay variable	126,971	Receive 5.14% Pay 2.05%	Wtd avg. 4.2 years	Other assets/ Noninterest income	11,927

Total	$353,942

In order to accommodate individual customer borrowing needs, we entered into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, we entered into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. As of December 31, 2009 and 2008, we had notional amounts of $188.8 million and $127.0 million, respectively, of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2009 and December 31, 2008, we had offsetting interest rate swaps with other counterparties with a notional amount of $188.8 million and $127.0 million, respectively, in which we agreed to receive a variable interest rate and pay a fixed interest rate.

In January 2009, the Company terminated a $100.0 million notional amount interest rate swap that was not designated as an accounting hedge. We discontinued hedge accounting in December 2008, when we determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in other comprehensive income (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to this period, was recorded in other derivative income in noninterest income and totaled $394,000. This derivative was terminated in January 2009 and the Company received a cash payment $6.6 million, which represented the fair value of the swap at the date of termination.

At December 31, 2009 and December 31, 2008, we had $2.7 million and $6.5 million, respectively, in accumulated other comprehensive income related to terminated cash flow hedges. The amount in accumulated other comprehensive income represents the net unamortized portion of the deferred gain that had accumulated in other comprehensive income when the hedging relationship was terminated. During 2009 and 2008, $6.4 million and $5.4 million of deferred gains, respectively, from previously terminated cash flow hedges were reclassified into net interest income as additional loan interest income. We expect that $3.2 million of these deferred gains will be amortized into loan interest income during 2010.

For additional details concerning the accounting treatment for our derivative instruments, please see “Application of Critical Accounting Policies-Derivative Financial Instruments” from our Management’s Discussion and Analysis contained elsewhere in this annual report.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Bank’s Asset/Liability Management Committee,

(“ALCO”.) ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to decrease by $1.0 million, or 0.7%, as compared to the net interest income in the rates unchanged scenario at December 31, 2009. In a rising rate scenario, our interest-earning asset yield would not immediately benefit from the increased rates because of interest rate floors in our loan portfolio. At the same, time, our funding costs would increase because of higher rates on short-term borrowings and interest-bearing demand deposits, resulting in the net decrease in net interest income in comparison to the rates unchanged scenario. At December 31, 2008, the projected variance in the rising rate scenario was $6.8 million, or 6.3% higher than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both December 31, 2009 and 2008.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2009 and December 31, 2008:

Change in Future Net Interest Income
	At December 31, 2009		At December 31, 2008
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
(dollars in thousands)
+200 basis points over one year	$(1,026)	(0.7)%	$6,805	6.28%
- 200 basis points over one year	n/a	n/a	n/a	n/a

n/a	– Not applicable

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing under the different interest rate scenarios.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$49	$—	$—	$—	$—	$—	$49
Investment securities and FHLB/FRB stock	21,909	118,103	132,162	340,026	194,002	496,279	1,302,481
Loans	2,004,700	145,783	81,340	303,997	300,581	198,927	3,035,328

Total interest-earning assets	2,026,658	263,886	213,502	644,023	494,583	695,206	4,337,858

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	314,601	225,478	34,773	139,092	79,978	—	793,922
Certificates of deposit	140,796	530,879	431,990	349,277	70,577	213	1,523,732
Other borrowings	137,669	—	80,000	120,000	—	—	337,669
Notes payable/other advances	460,000	37,000	10,000	77,500	42,500	—	627,000
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607
Subordinated notes, net	—	—	—	—	—	55,695	55,695

Total interest-bearing liabilities	1,053,066	834,595	556,763	685,869	193,055	101,277	3,424,625

Period gap	$973,592	$(570,709)	$(343,261)	$(41,846)	$301,528	$593,929	$913,233

Cumulative gap	$973,592	$402,883	$59,622	$17,776	$319,304	$913,233

Period gap to total assets	22.11%	(12.96)%	(7.80)%	(0.95)%	6.85%	13.49%

Cumulative gap to total assets	22.11%	9.15%	1.35%	0.40%	7.25%	20.74%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	192.45%	121.34%	102.44%	100.57%	109.61%	126.67%

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate from those assumed in the calculations in the table. As a result of these shortcomings, we focus more on earnings at risk simulation modeling than on gap analysis. The earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Finally, we also monitor interest rate risk from an economic perspective with an economic value of equity analysis. This measure is used to evaluate long-term interest rate risk.

Litigation

We are from time to time a party to litigation arising in the normal course of business. Management knows of no such threatened or pending legal actions against us that are likely to have a material adverse impact on our business, financial condition, liquidity or operating results.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Values,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. We will adopt the accounting standard at the beginning of 2010 and 2011, as required, and the adoption is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidations (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which clarifies adoption and implementation issues related to Accounting Standards Codification (“ASC”) “Consolidations (Topic 810)”. Since we adopted ASC Topic 810 on January 1, 2009, ASU 2010-02 was applied retrospectively to January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends the derecognition accounting and disclosure guidance, eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. We have adopted the accounting standard at the beginning of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” This ASU provides guidance on measuring the fair value of liabilities when an identical liability is not available. This standard is effective for the first interim or annual reporting period ending after December 15, 2009. We adopted the accounting standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, “Generally Accepted Accounting Principles (Topic 105)—FASB Accounting Standards Codification and Hierarchy of General Accepted Accounting Principles,” which established the Codification to become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is not intended to change GAAP, but is intended to simplify accounting research by reorganizing current generally accepted accounting principles into specific accounting topics. All guidance contained in the Codification carries an equal level of authority. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. We adopted this accounting standard in the third quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In June 2009, FASB issued ASU No 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities,” which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as QSPEs that are currently excluded from previous consolidation guidance. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. We have adopted the accounting standard at the beginning of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting standard, subsequently codified into ASC “Subsequent Events (Topic 855),” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This accounting standard is effective for interim and annual periods ending after June 15, 2009. We adopted this accounting standard in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Financial Instruments (Topic 825),” related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. We adopted this accounting standard in the second quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Fair Value Measurements and Disclosures (Topic 820),” which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. We adopted this accounting standard in the second quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Investments—Debt and Equity Securities (Topic 320),” which amended the other-than-temporary impairment guidance currently in U.S. GAAP for debt securities to improve presentation and disclosure. We adopted this accounting standard in the second quarter of 2009. Upon adoption we were required to apply this standard to any securities that had previously had an other-than-temporary impairment recognized through the Statement of Operations and recognize the cumulative effect of initially applying this standard as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. For additional details, see “Notes to Consolidated Financial Statements—Investment Securities” from our audited financial statements contained elsewhere in this annual report.

In June 2008, the FASB issued an accounting standard, subsequently codified into ASC “Earnings per Share (Topic 260),” which provides guidance that unvested share-based payment awards that contain nonforfeitable rights to dividends or equivalents shall be included in the computation of earnings per share pursuant to the two-class method. This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted this accounting standard retrospectively on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued an accounting standard, subsequently codified into ASC “Derivatives and Hedging (Topic 815),” which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amount of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The accounting standard was to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. We adopted this accounting standard at the beginning of 2009, and the adoption did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard, subsequently codified into ASC “Fair Value Measurements and Disclosures (Topic 820),” which delayed the effective date for applying fair value measurements and disclosures against nonfinancial assets and nonfinancial liabilities. This accounting standard was to be applied for fiscal years beginning after November 15, 2008 and the interim periods of those fiscal years. We adopted this standard on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued an accounting standard, subsequently codified into ASC “Consolidation (Topic 810),” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, this standard establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. This accounting standard was to be applied prospectively for fiscal years beginning on or after December 15, 2008. We adopted this accounting standard on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2009 and 2008. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2009 Quarter Ended				2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
Interest income	$53,965	$56,033	$55,715	$54,317	$54,624	$50,764	$46,406	$52,654
Interest expense	21,155	23,658	25,335	26,971	30,210	28,866	24,841	28,180

Net interest income	32,810	32,375	30,380	27,346	24,414	21,898	21,565	24,474
Provision for loan losses	19,002	15,539	39,507	15,563	30,353	52,700	49,355	11,750
Noninterest income	12,735	3,376	12,137	5,343	1,085	3,220	4,030	4,102
Noninterest expense	30,219	22,516	23,707	21,165	21,630	27,301	22,623	21,816

Loss before income taxes	(3,676)	(2,304)	(20,697)	(4,039)	(26,484)	(54,883)	(46,383)	(4,990)
Income taxes (benefit)	(647)	144	2,558	(1,221)	(11,648)	25,653	(21,067)	(1,150)

Net loss	(3,029)	(2,448)	(23,255)	(2,818)	(14,836)	(80,536)	(25,316)	(3,840)
Preferred dividends and discounts	(2,880)	(2,873)	(2,868)	(2,862)	(2,150)	(16,680)	—	—

Net loss applicable to common stockholders	$(5,909)	$(5,321)	$(26,123)	$(5,680)	$(16,986)	$(97,216)	$(25,316)	$(3,840)

Loss per common share:
Basic	$(0.56)	$(0.51)	$(2.49)	$(0.54)	$(1.62)	$(9.30)	$(2.42)	$(0.37)
Diluted	(0.56)	(0.51)	(2.49)	(0.54)	(1.62)	(9.30)	(2.42)	(0.37)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the

Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “expect,” “plan,” “predict,” “potential,” “should,” “will,” “anticipate,” “contemplate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2010 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation:

•

the risk that we will not be able to complete any offer to issue shares of common stock to the holders of our Series A Preferred to induce them to convert their shares of Series A Preferred into common stock on terms acceptable to us, if at all;

•

the risk that we will not be able to raise capital on terms that are acceptable to us, if at all, and the risk that any such capital raise might dilute the ownership and economic interests of our stockholders;

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

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high concentration of commercial real estate loans in our portfolio;

•	uncertainty in estimating the fair value of loans held for sale and the possibility that we will not be able to dispose of these assets on terms acceptable to us;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•

the risks associated with management changes, employee turnover and our commercial banking growth initiative, including our expansion of our asset-based lending operations and our entry into new geographical markets;

•	the risks associated with the establishment of our new residential loan origination line of business, including the expansion into new geographical markets;

•	the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products;

•	the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth;

•	a continuation of the recent unprecedented volatility in the capital markets;

•	the effectiveness of our hedging transactions and their impact on our future results of operations;

•	changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition;

•	changes in legislation or regulatory and accounting principles, policies or guidelines affecting our business, including those relating to capital requirements; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

March 29, 2010

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$48,420	$52,762
Federal funds sold	—	200
Short-term investments	49	50

Total cash and cash equivalents	48,469	53,012
Investment securities:
Available-for-sale, at fair value	1,271,271	1,094,569
Held-to-maturity, at amortized cost (fair value of $25 at December 31, 2008)	—	25
Loans, held for sale, at lower of cost or fair value	81,853	—
Loans, net of allowance for loan losses of $106,185 and $128,548 at December 31, 2009 and 2008, respectively	2,847,290	3,104,713
Premises, leasehold improvements and equipment, net	15,515	17,124
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	31,210	29,630
Other real estate and repossessed assets, net	26,231	13,179
Other assets	81,663	76,637

Total assets	$4,403,502	$4,388,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$659,146	$470,990
Interest-bearing	2,317,654	2,660,056

Total deposits	2,976,800	3,131,046
Other borrowings	337,669	275,560
Accrued interest, taxes and other liabilities	60,925	71,286
Notes payable and other advances	627,000	462,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,695	55,303

Total liabilities	4,144,696	4,081,802

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding, $25.00 liquidation value	60,000	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding, $1,000 liquidation value	98,844	97,314
Common stock, $0.01 par value; 45,000,000 shares authorized; 12,029,375 and 12,068,604 shares issued at December 31, 2009 and 2008, respectively; 11,076,707 and 11,115,936 shares outstanding at December 31, 2009 and 2008, respectively	120	121
Surplus	226,398	224,872
Accumulated deficit	(110,617)	(69,294)
Accumulated other comprehensive income, net	8,697	18,710
Treasury stock, at cost, 952,668 shares	(24,636)	(24,636)

Total stockholders’ equity	258,806	307,087

Total liabilities and stockholders’ equity	$4,403,502	$4,388,889

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Interest income:
Interest and fees on loans	$159,848	$158,564	$192,530
Interest and dividends on investment securities:
Taxable	54,694	38,633	26,643
Tax-exempt	5,468	5,830	6,076
Interest on cash equivalents	20	1,421	1,810

Total interest income	220,030	204,448	227,059

Interest expense:
Deposits	69,164	88,279	97,030
Other borrowings	8,844	9,648	11,051
Notes payable and other advances	6,557	5,511	6,342
Junior subordinated debentures	6,066	7,013	7,931
Subordinated notes	6,488	1,646	—

Total interest expense	97,119	112,097	122,354

Net interest income	122,911	92,351	104,705
Provision for loan losses	89,611	144,158	31,900

Net interest income (loss) after provision for loan losses	33,300	(51,807)	72,805

Noninterest income:
Service charges	11,306	9,136	7,709
Trust and investment management fees	1,697	3,578	3,864
Mortgage banking, net	(1,961)	23	3
Gain (loss) on investment securities	17,595	(2,399)	—
Loan syndication fees	—	116	2,600
Other derivative income	1,399	1,936	392
Other noninterest income	3,555	47	2,143

Total noninterest income	33,591	12,437	16,711

Noninterest expense:
Salaries and employee benefits	42,914	47,855	37,771
Goodwill impairment	—	—	23,237
Occupancy of premises	8,146	7,812	8,673
Furniture and equipment	2,230	3,094	3,431
Non-performing asset expense	11,726	4,711	643
FDIC assessment	10,380	2,687	307
Legal fees, net	5,961	5,016	2,464
Early extinguishment of debt	527	2,500	—
Other noninterest expense	15,723	19,695	17,999

Total noninterest expense	97,607	93,370	94,525

Loss before income taxes	(30,716)	(132,740)	(5,009)
Income tax expense (benefit)	834	(8,212)	4,561

Net loss	(31,550)	(124,528)	(9,570)
Preferred dividends and discounts	(11,483)	(2,150)	—
Implied non-cash preferred dividend	—	(16,680)	—

Net loss applicable to common stockholders	$(43,033)	$(143,358)	$(9,570)

Basic loss per common share	$(4.10)	$(13.72)	$(0.89)
Diluted loss per common share	(4.10)	(13.72)	(0.89)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Retained Earnings (Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	$—	$—	$115	$194,687	$89,045	$(5,598)	$(7,057)	$271,192
Amortization of stock based compensation awards	—	—	—	1,611	—	—	—	1,611
Exercise of stock options	—	—	—	717	—	—	—	717
Tax benefit on stock options and stock awards	—	—	—	199	—	—	—	199
Purchase of treasury stock	—	—	—	—	—	—	(17,579)	(17,579)
Comprehensive income (loss):
Net loss	—	—	—	—	(9,570)	—	—	(9,570)
Change in unrealized gains and losses on available-for-sale investment securities, net of income taxes	—	—	—	—	—	7,626	—	7,626
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	4,104	—	4,104
Change in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	286	—	286

Total comprehensive income								2,446
Common stock dividends – $0.40 per share	—	—	—	—	(4,330)	—	—	(4,330)

Balance at December 31, 2007	—	—	115	197,214	75,145	6,418	(24,636)	254,256
Issuance of preferred stock, Series A, net of issuance costs	60,000	—	—	(3,642)	—	—	—	56,358
Discount from preferred stock beneficial conversion feature	(16,680)	—	—	16,680	—	—	—	—
Implied non-cash preferred dividend for beneficial conversion feature	16,680	—	—	—	(16,680)	—	—	—
Issuance of preferred stock, Series B, net of discount and issuance costs	—	96,577	—	—	—	—	—	96,577
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	12,835	—	—	—	12,835
Issuance of restricted stock grants	—	—	6	(6)	—	—	—	—
Exercise of stock options	—	—	—	30	—	—	—	30
Amortization of stock based compensation awards	—	—	—	2,222	—	—	—	2,222
Tax benefit on stock options and stock awards	—	—	—	(461)	—	—	—	(461)
Comprehensive income (loss):
Net loss	—	—	—	—	(124,528)	—	—	(124,528)
Change in unrealized gains and losses on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	10,142	—	10,142
Change in unrealized gains and losses from cash flow hedging instruments, net of income taxes	—	—	—	—	—	3,868	—	3,868
Changes in deferred gains and losses from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,718)	—	(1,718)

Total comprehensive loss								(112,236)
Common stock dividends – $0.10 per share	—	—	—	—	(1,081)	—	—	(1,081)
Preferred stock dividends declared, Series A – $0.5889 per share	—	—	—	—	(1,413)	—	—	(1,413)
Preferred stock dividends accumulated, Series B	—	737	—	—	(737)	—	—	—

Balance at December 31, 2008	60,000	97,314	121	224,872	(69,294)	18,710	(24,636)	307,087
Adoption of FSP FAS 115-2 and 124-2, effective April 1, 2009	—	—	—	—	1,710	(1,033)	—	677
Preferred stock issuance cost, Series B	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	(1)	2,094	—	—	—	2,093
Tax benefit on stock options and stock awards	—	—	—	(541)	—	—	—	(541)
Comprehensive loss:
Net loss	—	—	—	—	(31,550)	—	—	(31,550)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	(5,115)	—	(5,115)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(3,865)	—	(3,865)

Total comprehensive loss								(40,530)
Preferred stock dividends declared, Series A – $2.00 per share	—	—	—	—	(4,800)	—	—	(4,800)
Preferred stock dividends accumulated, Series B	—	1,530	—	—	(6,683)	—	—	(5,153)

Balance at December 31, 2009	$60,000	$98,844	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(31,550)	$(124,528)	$(9,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	89,611	144,158	31,900
Goodwill impairment	—	—	23,237
Other derivative income	(1,399)	(1,936)	(392)
(Gains) loss on investment securities	(17,595)	2,399	—
Amortization of premiums and discounts, net	403	(831)	(157)
Deferred loan fee amortization	(5,253)	(2,200)	(4,308)
Loans purchased	(76,829)	—	—
Proceeds from loan sales	13,568	—	—
Depreciation and amortization	2,344	3,090	3,550
Deferred income tax expense (benefit)	4,997	8,222	(7,806)
Losses on other real estate	2,814	754	59
Tax benefit (expense) on stock options exercised or stock awards	(541)	(461)	199
Excess tax benefit on stock options exercised and stock awards	410	190	(112)
Cash received on termination of derivative instruments	6,630	3,934	7,477
Changes in other assets and liabilities:
Accrued interest receivable	1,006	581	934
Other assets	(14,769)	(8,619)	(5,654)
Accrued interest, taxes and other liabilities	(8,425)	17,803	1,622
Other, net	4,774	57	2,422

Net cash (used in) provided by operating activities	(29,804)	42,613	43,401

Cash flows from investing activities:
Purchases of available-for-sale securities	(975,304)	(352,772)	(344,069)
Proceeds from principal payments and maturities of available-for-sale securities	312,451	165,784	133,236
Proceeds from principal payments and maturities of held-to-maturity securities	25	—	250
Proceeds from sales of available-for-sale securities	497,415	—	—
Purchases of FHLB and FRB stock	(6,580)	(14,320)	(3,505)
Proceeds from sales of FHLB and FRB stock	5,000	—	—
Net (increase) decrease in loans	119,566	(782,601)	(46,270)
Net additions to premises, leasehold improvements and equipment	(735)	(4,105)	(4,860)
Proceeds from sales of other real estate	13,552	4,776	942
Capital improvements to other real estate owned	(342)	(1,625)	—
Net cash paid on sale of branch	—	(6,444)	—

Net cash used in investing activities	(34,952)	(991,307)	(264,276)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(156,293)	$557,118	$(61,081)
Net increase (decrease) in other borrowings	62,109	(113,494)	126,735
Repayments of notes payable and other advances	—	(55,000)	(240,000)
Proceeds from notes payable and other advances	165,000	312,000	365,000
Net proceeds from issuance of subordinated notes	—	58,749	—
Net proceeds from issuance of preferred stock	(27)	161,068	—
Proceeds from exercise of employee stock options	—	30	717
Excess tax benefit on stock options exercised and stock awards	(410)	(190)	112
Purchase of treasury stock	—	—	(17,579)
Dividends paid	(10,166)	(2,136)	(4,388)

Net cash provided by financing activities	60,213	918,145	169,516

Net decrease in cash and cash equivalents	(4,543)	(30,549)	(51,359)
Cash and cash equivalents, beginning of year	53,012	83,561	134,920

Cash and cash equivalents, end of year	$48,469	$53,012	$83,561

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$104,687	$106,208	$122,668
Income taxes	(16,269)	(3,793)	17,809

Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of income taxes	$(5,115)	$10,142	$7,626
Loans transferred to other real estate and held for sale	54,324	14,478	3,203

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, the valuation of deferred tax assets and the valuation of financial instruments such as investment securities and derivatives. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreements to resell with original maturities of less than 90 days. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability management strategies or because of liquidity needs, changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Premiums and discounts on investment securities are amortized over the estimated life of the security, using an effective interest method. In determining the estimated life of mortgage-related securities, certain judgments are required as to the time and amount of future principal repayments, and these judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates.

A decline in fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount, a charge to earnings, and a new cost basis for the

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security. In determining if an impairment is other-than-temporary, the Company considers whether it expects to receive all future principal and interest payments in accordance with the original terms, whether it intends to sell the security, or whether it more-likely-than not will be required to sell the security before recovery. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment charge will be recognized in earnings for the difference between the amortized cost basis and the fair value of the security. If the Company does not expect to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount of the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Prior to the adoption of new accounting standard on April 1, 2009 that amended accounting guidance for the measurement and recognition of other-than-temporary impairment, a decline in fair value of any available-for-sale or held-to-maturity security below cost that was deemed other-than-temporary resulted in a charge to earnings to reduce the carrying amount of the security to its fair value. In determining if an impairment was other-than-temporary, the Company considered whether it had the ability and intent to hold the investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, and forecasted performance of the security.

Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income. Dividends and interest income are recognized when earned.

Loans Held for Sale:

Loans held for sale, which consist of both commercial loans and mortgage loans for which the Company has an intent to sell, are carried at the lower of cost or estimated fair value. The determination of the lower of cost or estimated fair value for mortgage loans is determined on an aggregate basis by type of loan, while the determination for commercial loans is on an individual loan basis, except that loans sold together in a bulk sale may be aggregated.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A portion of the total allowance for loan losses is related to impaired loans. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans unless modified in a troubled debt restructuring. A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

Management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. However, there can be no assurance that the Company’s allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate and Repossessed Assets:

Other real estate and repossessed assets primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure or obtaining possession of the asset, other real estate or repossessed assets are recorded at the lower of the amount of the loan balance or the fair value, less estimated cost to sell, through a charge to the allowance for loan losses, if necessary. Generally, the fair value of the real estate at foreclosure is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Subsequent write-downs required by changes in estimated fair value or disposal expenses are recorded through a valuation allowance and a provision for losses charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from their disposition are also included in current operations as other noninterest expense.

Goodwill and Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of net assets acquired. During 2007, the Company recorded a $23.2 million goodwill impairment charge to write-off the remaining goodwill. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recovered.

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

At times, the Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accrual for income taxes includes reserves for those differences in tax positions. The Company initially recognizes the financial statement effects (i.e. benefit) of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Subsequently, the tax benefits of uncertain tax positions are derecognized if the Company determines the more likely than not threshold is no longer met. Reserves for uncertain tax position are reversed or utilized once the statute of limitations has expired or the tax matter is effectively settled. The Company includes any interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Operations.

Earnings Per Share:

Basic earnings per share is computed as net income applicable to common stockholders divided by the weighted-average number of common shares outstanding that are eligible to participate in the net earnings or loss

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the period. Net income applicable to common stockholders represents net income or loss for the period less dividends declared or accumulated on preferred stock, including any discount accretion. Diluted earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock, and preferred stock that can be converted into shares of common stock. The dilutive impact of stock options and warrants are computed using the treasury stock method. The dilutive impact of convertible preferred stock is computed using the if-converted method which assumes the convertible security is converted at the beginning of the period (or issuance if later), resulting in an increase to the number of common shares outstanding but a decrease to the amount of preferred dividends that would have been included in the determination of net income applicable to common stockholders. The computation of diluted earnings per share does not assume conversion or exercise of common stock equivalents that would have an antidilutive effect on earnings per share. A reconciliation of the net income applicable to common stockholders and weighted average shares used in the basic and diluted earnings per share computation is included in Note 23—“Earnings Per Share.”

Employee Benefit Plans:

Stock-based Compensation: The Company has an incentive compensation plan that allows the issuance of nonqualified stock options and restricted stock awards to employees and directors. The Company recognizes compensation for all share-based payment awards made to employees or directors over the award’s requisite service period using a straight-line method. Since stock-based compensation expense recognized is based on awards ultimately expected to vest, the expense has been reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allows participants to defer a portion of their base salaries, commissions, or incentive compensation. The amount of compensation deferred by a participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participant. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their fair value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair value of plan assets is recorded in other noninterest income on the Consolidated Statements of Operations. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Operations.

Derivative Financial Instruments and Hedging Activities:

The Company uses derivative financial instruments (derivatives), including interest rate exchange agreements, floor or collar agreements and forward loan sale commitments to either accommodate individual customer borrowing needs or to assist in its own interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. All derivatives are measured and reported at fair value on the Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value of the derivative. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings, in noninterest income.

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

Debt Issuance Costs and Discounts:

In connection with the issuance of the Company’s junior subordinated debentures and the Bank’s subordinated notes, issuance costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets on the Company’s Consolidated Balance Sheets and are being amortized over the contractual life of the debt as additional interest expense using an effective interest method. In addition, the Bank’s subordinated notes were issued with detachable warrants to purchase shares of the Company’s common stock. The proceeds from the issuance of the subordinated notes were allocated to the notes and warrants based upon their relative fair values. The allocation to the warrants created a discount on the subordinated notes. This discount is being accreted as additional interest expense on the subordinated notes over the remaining contractual life of the notes using an effective interest method.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income:

Comprehensive income or loss includes net income or loss, changes in unrealized holding gains and losses on available-for-sale securities, changes in unrealized gains and losses associated with cash flow hedging instruments, and the amortization of deferred gains and losses associated with terminated cash flow hedges. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. See Note 22—“Other Comprehensive Income” for further details.

New Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Values,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of desegregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Company will adopt the accounting standard at the beginning of 2010 and 2011, as required, and the adoption is not expected to have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidations (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” which clarifies adoption and implementation issues related to Accounting Standards Codification (“ASC”) “Consolidations (Topic 810)”. Since the Company adopted ASC Topic 810 on January 1, 2009, ASU 2010-02 was applied retrospectively to January 1, 2009 and the adoption did not have a material impact on the consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends the derecognition account and disclosure guidance, eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) and also requires a transferor to evaluate all existings QSPEs to determine whether they must be consolidated. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company adopted this accounting standard at the beginning of 2010 and the adoption did not have a material impact on the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” This ASU provides guidance on measuring the fair value of

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities when an identical liability is not available. This standard is effective for the first interim or annual reporting period ending after December 15, 2009. The Company adopted the accounting standard in the fourth quarter of 2009 and the adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, “Generally Accepted Accounting Principles (Topic 105)—FASB Accounting Standards Codification and Hierarchy of General Accepted Accounting Principles,” which established the Codification to become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification is not intended to change GAAP, but is intended to simplify accounting research by reorganizing current generally accepted accounting principles into specific accounting topics. All guidance contained in the Codification carries an equal level of authority. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Company adopted this accounting standard in the third quarter of 2009 and the adoption did not have a material impact on the consolidated financial statements.

In June 2009, FASB issued ASU No 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities,” which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as QSPEs that are currently excluded from previous consolidation guidance. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company adopted the accounting standard at the beginning of 2010 and the adoption did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued an accounting standard, subsequently codified into ASC “Subsequent Events (Topic 855),” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard in the second quarter of 2009 and the adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Financial Instruments (Topic 825),” related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this accounting standard in the second quarter of 2009, and the adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Fair Value Measurements and Disclosures (Topic 820),” which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. The Company adopted this accounting standard in the second quarter of 2009, and the adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued an accounting standard, subsequently codified into ASC “Investments—Debt and Equity Securities (Topic 320),” which amended the other-than-temporary impairment guidance currently in U.S. GAAP for debt securities to improve presentation and disclosure. The Company adopted this accounting standard in the second quarter of 2009. Upon adoption the Company was required to apply this standard to any securities that had previously had other-than-temporary impairment recognized through the Statement of Operations and recognize the cumulative effect of initially applying this standard as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. See “Notes to Consolidated Financial Statements—Investment Securities” for additional details on the adoption of this standard.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB issued an accounting standard, subsequently codified into ASC “Earnings per Share (Topic 260),” which provides guidance that unvested share-based payment awards that contain nonforfeitable rights to dividends or equivalents shall be included in the computation of earnings per share pursuant to the two-class method. This accounting standard is effective for fiscal years beginning after December 15, 2008. The Company adopted this accounting standard retrospectively on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued an accounting standard, subsequently codified into ASC “Derivatives and Hedging (Topic 815),” which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amount of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The accounting standard was to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company adopted this accounting standard at the beginning of 2009, and the adoption did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued an accounting standard, subsequently codified into ASC “Fair Value Measurements and Disclosures (Topic 820),” which delayed the effective date for applying fair value measurements and disclosures against nonfinancial assets and nonfinancial liabilities. This accounting standard was to be applied for fiscal years beginning after November 15, 2008 and the interim periods of those fiscal years. The Company adopted this standard on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued an accounting standard, subsequently codified into ASC “Consolidation (Topic 810),” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, formerly referred to as minority interest, and provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary. In addition, this standard establishes standards of accounting for the deconsolidation of a subsidiary due to loss of control. This accounting standard was to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company adopted this accounting standard on January 1, 2009, and the adoption did not have a material impact on the consolidated financial statements.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Cash and Due From Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve and clearing requirements. The average balance required to be maintained was $9.0 million for the year ended December 31, 2009 and $2.0 million for the year ended December 31, 2008.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$44,956	$202	$(64)	$45,094
Mortgage-backed securities:
Residential	803,516	15,591	(9,075)	810,032
Commercial	159,688	2,249	(544)	161,393
Collateralized mortgage obligations	127,641	4,071	(1,614)	130,098
State and municipal obligations	120,716	1,787	(196)	122,307
Other debt securities	2,220	127	—	2,347

Total available-for-sale	$1,258,737	$24,027	$(11,493)	$1,271,271

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$64,993	$1,992	$—	$66,985
Residential mortgage-backed securities	704,684	22,182	(3,933)	722,933
Collateralized mortgage obligations	152,198	2,174	(2,669)	151,703
State and municipal obligations	137,958	1,347	(1,130)	138,175
Other debt securities	14,563	210	—	14,773

Total available-for-sale	1,074,396	27,905	(7,732)	1,094,569

Held-to-maturity:
Other debt securities	25	—	—	25

Total held-to-maturity	25	—	—	25

Total	$1,074,421	$27,905	$(7,732)	$1,094,594

As of December 31, 2009, the Company had $1.10 billion of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations includes securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.07 billion, or 97.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $26.8 million were private-label mortgage related securities. Other debt securities at December 31, 2009 include $2.2 million of asset backed securities collateralized by student loans.

Investment securities with an approximate book value of $674 million and $904 million at December 31, 2009 and 2008, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, the Company realized gross gains of $17.6 million and gross losses of $10,000 on the sale of available-for-sale investment securities. The Company did not have any gross realized gains or losses on the sale of investment securities during 2008 or 2007. However, the Company recorded a $2.4 million charge for other-than-temporary impairment in 2008.

The following table summarizes, for investment securities with unrealized losses as of December 31, 2009 and 2008, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$14,906	$(64)	$—	$—	$14,906	$(64)
Mortgage-backed securities:
Residential	278,252	(5,365)	6,602	(3,710)	284,854	(9,075)
Commercial	62,802	(544)	—	—	62,802	(544)
Collateralized mortgage obligations	26,131	(166)	8,475	(1,448)	34,606	(1,614)
State and municipal obligations	14,521	(117)	930	(79)	15,451	(196)

Temporarily impaired securities – Available-for-sale	$396,612	$(6,256)	$16,007	$(5,237)	$412,619	$(11,493)

	December 31, 2008
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Residential mortgage-backed securities	$6,948	$(2,762)	$3,828	$(1,171)	$10,776	$(3,933)
Collateralized mortgage obligations	16,009	(391)	11,840	(2,278)	27,849	(2,669)
State and municipal obligations	45,312	(1,084)	2,935	(46)	48,247	(1,130)

Temporarily impaired securities – Available-for-sale	$68,269	$(4,237)	$18,603	$(3,495)	$86,872	$(7,732)

At December 31, 2009, the Company had six securities in its investment portfolio that have been in an unrealized loss position for twelve or more months and had a total unrealized loss of $5.2 million. Of the six securities in an unrealized loss position, two securities were from the Company’s state and municipal obligation portfolio and four securities were from its portfolio of private-label residential mortgage-backed securities and collateralized mortgage obligations.

The total unrealized loss for the two state and municipal securities at December 31, 2009 totaled $79,000, or about 8% of the total amortized cost of these securities. In addition to severity and duration of loss, the Company

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered the current credit rating, changes in ratings, and any credit enhancements in the form of insurance in making its determination of other-than-temporary impairment. The Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the four private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 8% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other three private-label residential mortgage related securities had a total unrealized loss of $4.9 million, and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing is performed to evaluate other-than-temporary impairment. For the three private-label residential mortgage-backed securities and collateralized mortgage obligations, the Company obtained fair value estimates from a separate independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities because of the lack of active trading. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. During the fourth quarter of 2008, the Company had recognized an other-than-temporary impairment loss on one of these three securities. The independent cash flow analysis performed at December 31, 2009 indicated that there was no additional credit loss on this security. For the other two private-label securities reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

The other-than-temporary impairment charge that the Company recorded in 2008 was adjusted effective April 1, 2009, when the Company adopted a new accounting standard, subsequently codified into ASC “Investments-Debt and Equity Securities (Topic 320),” which amended existing accounting guidance on investments in debt and equity securities by modifying the requirements for recognizing other-than-temporary impairment and changes the model used to determine the amount of impairment. Under this guidance, declines in fair value of investment securities below their amortized costs basis that are deemed to be other-than-temporary are reflected in earnings as a realized loss to the extent the impairment is related to credit loss. The amount of impairment related to other factors is recognized in other comprehensive income. Upon adoption, the Company recorded the cumulative effect of initial application as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for one private label mortgage-related security for which other-then temporary impairment was recognized in 2008 through earnings. The

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of the anticipated credit loss on this investment security was $488,000 upon adoption and no additional credit loss has been recorded as of December 31, 2009. The effect of the adoption as of April 1, 2009 is presented in the table below.

	Before Adoption	Adjustments	After Adoption
	(in thousands)
Investment securities available-for-sale, at amortized cost	$1,292,180	$1,710	$1,293,890
Unrealized gains (losses) on securities	29,400	(1,710)	27,690
Investment securities available-for-sale, at fair value	1,321,580	—	1,321,580
Other assets	74,475	677	75,152
Total assets	4,596,701	677	4,597,378
Accumulated deficit	(74,974)	1,710	(73,264)
Accumulated other comprehensive income, net	27,888	(1,033)	26,855
Total stockholders’ equity	311,425	677	312,102

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2009.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$600	$600
Due after one year through five years	33,473	33,698
Due after five years through ten years	28,655	29,492
Due after ten years	105,164	105,958
Residential mortgage-backed securities	803,516	810,032
Commercial mortgage-backed securities	159,688	161,393
Collateralized mortgage obligations	127,641	130,098

Total	$1,258,737	$1,271,271

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $31.2 million and $29.6 million at December 31, 2009 and 2008, respectively. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLB stock based upon the amount of outstanding FHLB borrowings. At December 31, 2009, the Company had a $22.3 million investment in FHLBC stock, compared to $22.5 million at December 31, 2008. Since 2007, the FHLBC has been under a cease and desist order with its regulators that require prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital amount, its recent operating performance, its commitment to make required payments and the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of December 31, 2009, after evaluating these factors and considering that transactions of FHLBC stock continue to occur at par value during 2009, including the Company’s redemption of $5.0 million of FHLBC stock in the fourth quarter of 2009, the Company believes that it will ultimately recover the par value of the FHLBC stock.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Loans

Loans classified by type at December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Commercial and industrial	$1,264,369	$1,485,673
Commercial real estate secured	1,171,777	1,058,930
Residential construction and land	221,859	349,998
Commercial construction and land	142,584	181,454
Residential real estate mortgages	57,887	53,859
Home equity loans and lines of credit	86,227	92,085
Consumer	8,221	9,163
Other loans	557	2,115

Gross loans	2,953,481	3,233,277
Less: Unearned discount	(6)	(16)

Total loans	2,953,475	3,233,261
Less: Allowance for loan losses	(106,185)	(128,548)

Loans, net	$2,847,290	$3,104,713

Loans Held for Sale	$81,853	$—

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

The following table sets forth the amounts of nonperforming loans at December 31, 2009, 2008, and 2007 and the related interest on nonaccrual loans for the years then ended:

	2009	2008	2007
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$59	$153	$4,253
Recorded balance of nonaccrual loans, at end of year	141,403	200,227	71,412

Total nonperforming loans	$141,462	$200,380	$75,665

Restructured loans not included in nonperforming loans	$1,196	$—	$—
Interest on nonaccrual loans recognized in income	$2,984	$8,086	$4,891
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	$16,850	$19,285	$8,431

Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. The Company had $3.5 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2009. As of December 31, 2009, there are no additional commitments to lend on loans that have been restructured in a troubled debt restructuring.

Information about the Company’s impaired loans at or for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$95,936	$120,973	$66,547
With no related allowance for loan loss	45,761	85,732	24,425

Total recorded balance of impaired loans	$141,697	$206,705	$90,972

Allowance for loan losses related to impaired loans, at end of year	$33,640	$41,451	$9,375
Average balance of impaired loans for the year	180,166	161,654	46,695
Interest income recognized on impaired loans for the year	600	1,758	1,665

The Company provides several types of loans to its customers, including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago metropolitan area. Furthermore, as of December 31, 2009, 57% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago metropolitan area.

Activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 consisted of the following:

	2009	2008	2007
	(in thousands)
Allowance for loan losses:
Allowance at beginning of year	$128,548	$54,681	$37,516
Provision for loan losses	89,611	144,158	31,900
Loans charged-off	(116,160)	(72,471)	(15,792)
Recoveries of loans previously charged-off	4,186	2,180	1,057

Net charge-offs	(111,974)	(70,291)	(14,735)

Allowance at end of year	$106,185	$128,548	$54,681

The Company has extended loans to directors and executive officers of the Bank, the Company and their related interests. The aggregate loans outstanding to the directors and executive officers of the Bank, the Company and their related interests totaled $20.1 million and $63.8 million at December 31, 2009 and 2008, respectively. During 2009 and 2008, new loans to such persons and their related interests totaled $2.8 million and $36.9 million, respectively, and repayments totaled $5.3 million and $55.1 million, respectively. In addition, loans to directors and executive officers at December 31, 2008 included $41.2 million of loans to individuals and their related interests who were no longer directors or executive officers during 2009. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectability.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Land and improvements	$1,094	$1,094
Buildings and improvements	8,276	8,253
Leasehold improvements	7,206	7,379
Furniture, fixtures and equipment	20,958	20,342

Total cost	37,534	37,068
Less accumulated depreciation and amortization	(22,019)	(19,944)

Net book value	$15,515	$17,124

6. Other Real Estate and Repossessed Assets

A rollforward of other real estate and repossessed assets, for the periods indicated is as follows:

	For the Period Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of period	$13,179	$2,606	$412
Transfers from loans	29,076	14,478	3,203
Additional investment in foreclosed properties	342	1,625	—
Dispositions	(14,310)	(4,673)	(1,002)
Additional impairment	(2,056)	(857)	(7)

Balance at end of period	$26,231	$13,179	$2,606

The Company maintained an allowance for losses on other real estate repossessed assets of $2.8 million, $711,000, and $125,000 at December 31, 2009, 2008, and 2007, respectively.

7. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
NOW accounts	$307,025	$218,451
Savings accounts	41,479	42,275
Money market deposits	445,418	394,043
Time deposits:
Certificates of deposit	775,663	870,183
Out-of-local-market certificates of deposit	79,015	136,470
CDARS time deposits	116,256	5,670
Brokered certificates of deposit	484,035	908,133
Public time deposits	68,763	84,831

Total time deposits	1,523,732	2,005,287

Total	$2,317,654	$2,660,056

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, time deposits in the amount of $100,000 or more totaled $539.1 million compared to $484.4 million at December 31, 2008. Interest expense on time deposits with balances of $100,000 or more was $10.6 million, $13.2 million, and $11.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank participates in the Certificate of Deposit Account Registry Service network (“CDARS”), which allows the Bank to accommodate depositors with large cash balances who are seeking the full deposit insurance protection by placing these funds in CDs issued by other banks in the network. Through a matching system, the Bank will receive funds back for CDs that it issues for other banks in the network, thus allowing the Bank to retain the full amount of the original deposit.

Brokered CDs are carried net of the related broker placement fees of $1.4 million and $3.5 million at December 31, 2009 and 2008, respectively, which are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. Certain brokered CDs had an option that allowed the Company to call the CD before its stated maturity. The Company exercised this option when the prevailing interest rate on the CD was substantially higher than current market interest rates. When a brokered CD is called, any unamortized broker placement fee and fair value adjustments are written off and included in noninterest expense on the Consolidated Statements of Operations. During 2009, the Company incurred $527,000 of expense associated with $29.0 million of brokered CDs that were called before their stated maturity. In comparison, expense associated with the early extinguishment of brokered CDs totaled $2.5 million in 2008. As of December 31, 2009, the Company did not have any brokered CDs that could be called before maturity.

At December 31, 2009, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2010	$1,103,567
2011	259,760
2012	89,517
2013	64,254
2014	6,421
Thereafter	213

Total	$1,523,732

8. Other Borrowings

Other borrowings at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$45,453	0.16%	$21,017	0.18%
Term	200,000	4.05	200,000	4.05
Federal funds purchased	89,384	0.35	54,482	0.36
U.S. Treasury tax and loan note option	2,832	0.00	61	0.00

Total	$337,669	2.52%	$275,560	3.03%

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, the term repurchase agreements consisted of the following:

	2009	2008
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 4.08%, due September 13, 2010, callable after December 13, 2007	$40,000	$40,000
Repurchase agreement – rate 4.02%, due October 11, 2010, callable after January 10, 2008	40,000	40,000
Repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement – rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.58% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.20% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.11% and a floor of 0.00%	20,000	20,000

Total term repurchase agreements	$200,000	$200,000

Under the terms of the securities sold under agreements to repurchase, if the market value of the pledged securities declines below the repurchase liability, the Bank may be required to provide additional collateral to the counterparty. For overnight repurchase agreements, the Bank maintains control of the pledged securities. However, for the term repurchase agreements, the pledged securities are held by the counterparty. At December 31, 2009, all $200 million of term repurchase agreements were eligible to be called.

Information concerning securities sold under agreements to repurchase, including both the overnight and term agreements, for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

	2009	2008	2007
	(dollars in thousands)
Daily average balance during the year	$237,360	$281,567	$218,125
Daily average rate during the year	3.47%	3.24%	4.01%
Maximum amount outstanding at any month end	$261,707	$313,896	$325,461
Weighted average interest rate at year end	3.33%	3.69%	3.52%

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of 0.25% below the average federal funds rate (0.00% at December 31, 2009) and are collateralized by a pledge of various investment securities.

At December 31, 2009, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings and repurchase agreement lines of $130 million and $830 million, respectively.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Current tax expense (benefit):
Federal	$(4,547)	$(16,143)	$10,474
State	384	(291)	1,893

Total	(4,163)	(16,434)	12,367

Deferred tax expense (benefit):
Federal	(5,904)	(28,752)	(6,175)
State	(1,861)	(9,423)	(1,631)
Change in valuation allowance	12,762	46,397	—

Total	4,997	8,222	(7,806)

Applicable income tax expense (benefit)	$834	$(8,212)	$4,561

Income tax benefit was different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2009, 2008, and 2007 to loss before income taxes because of the following:

	2009	2008	2007
	(in thousands)
Federal income tax benefit at statutory rate	$(10,751)	$(46,459)	$(1,753)
Increase (decrease) in taxes resulting from:
Increase in valuation allowance	12,762	46,397	—
State tax benefit before valuation allowance	(960)	(6,398)	546
Impact of enacted state tax legislation	—	—	(376)
Tax-exempt interest income, net of disallowed interest deduction	(1,764)	(1,804)	(1,878)
Goodwill impairment	—	—	8,133
Reversal of allocated tax reserves, net	—	—	(34)
Residual tax effect of change in beginning of year valuation allowance previously allocated to other comprehensive income	2,539	—	—
Adjustment to prior year alternative minimum tax liability	(1,034)	—	—
Other, net	42	52	(77)

Total	$834	$(8,212)	$4,561

Because of the valuation allowance on the deferred tax asset, the Company was not able to record an income tax benefit during 2009 related to the pre-tax loss because any current income tax benefit that would normally result from a pre-tax loss is offset by additional deferred tax expense due to an increase in the required valuation allowance. During 2009, the Company recorded income tax expense of $834,000. The expense in 2009 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income, partly offset by an adjustment to a prior year’s alternative minimum tax liability. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. The Company expects additional expense of $1.3 million during 2010 associated with the release of these residual tax effects.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company maintained a valuation allowance against its net deferred tax asset of $62.1 million compared to $46.4 million at December 31, 2008. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years, no recoverable taxes available from the carry-back years, and general business and economic trends. The increase in the required valuation allowance was largely due to an increase in the Company’s net deferred tax assets, partly offset by a reduction related to changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, the tax effects of which were therefore allocated to other comprehensive income. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

The net recorded deferred tax asset, after valuation allowance, at December 31, 2009 was $4.6 million. The remaining deferred tax asset was supported by available tax planning strategies. The deferred tax asset is also net of deferred tax liabilities associated with net unrealized gains on available for sale investment securities and hedging activities recorded in other comprehensive income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
	(in thousands)
Deferred Tax Assets:
Loans, principally due to allowance for loan losses	$43,740	$52,375
Other real estate owned and repossessed assets	6,432	282
Deferred income, principally net loan origination fees	4,940	3,281
Employee benefits	3,425	4,292
Deferred rent	1,456	1,686
Premises, leasehold improvements and equipment, principally due to differences in depreciation	912	688
Federal net operating loss and tax credit carry forwards	9,883	2,304
State taxes net operating loss carry forwards, net	3,552	2,217
Other	515	1,112

Gross deferred tax assets	74,855	68,237
Less: Valuation allowance	(62,076)	(46,397)

Net deferred tax assets	12,779	21,840

Deferred Tax Liabilities:
FHLB stock dividends	(645)	(790)
Brokered CD swaps	(126)	(727)
Discount accretion	(157)	(126)
Other	(578)	(1,010)
Tax effect of other comprehensive income	(6,720)	(12,287)

Gross deferred tax liabilities	(8,226)	(14,940)

Net deferred tax assets	$4,553	$6,900

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to receive a $4.8 million refund of federal taxes paid in a prior year from the carry back of the 2009 operating loss. At December 31, 2009, the Company had $72.4 million of state operating loss carry forwards that will expire beginning in 2020. In addition, the Company had a federal operating loss carry forward of $22.4 million that will expire in 2029, a federal tax credit carry forward of $645,000 that will expire in 2029 and a $1.4 million alternative minimum tax credit carry forward that can be carried forward indefinitely.

As of December 31, 2009 and 2008, the Company maintained a reserve for unrecognized tax positions of $98,000 and $83,000, respectively.

The Company is no longer subject to examination by federal tax authorities for the years 2004 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years 2004 and prior.

10. Notes Payable and Other Advances

Notes payable and other advances at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – $15.0 million maximum available at December 31, 2009 and 2008, respectively; interest, at the Company’s election, at the prime rate or LIBOR plus 4.00%, with a minimum interest rate of 5.00%; interest rate at both December 31, 2009 and 2008 was 5.00%; matures March 31, 2010	$12,000	$12,000

Total notes payable	12,000	12,000

Cole Taylor Bank:
Federal Reserve Bank Term Auction Facility 0.25%, matured January 14, 2010	460,000	—
FHLB overnight advance, weighted average rate of 0.26% at December 31, 2008	—	315,000
FHLB advance – 0.620%, due November 10, 2010	10,000	—
FHLB advance – 0.910%, due June 1, 2011	10,000	—
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 4.59%, due April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	155,000	450,000

Total notes payable and other advances	$627,000	$462,000

At both December 31, 2009 and 2008, the Company had a $15.0 million revolving credit facility, of which $12.0 million was outstanding. The facility is secured by the Company’s pledge of its capital stock of the Bank and includes certain restrictions in the event of default. Interest on any drawn upon amounts would be, at the Company’s election, at the prime rate or LIBOR plus 4.00%. All amounts outstanding under this revolving credit facility were repaid in March 2010, and the Company does not expect to renew this facility with the current lender when it matures on March 31, 2010.

At December 31, 2009, the Company also had borrowings under the Federal Reserve Bank’s Term Auction Facility of $460.0 million. As of December 31, 2009, the Company had pledged $85.3 million of securities and

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$790.8 million of commercial loans as collateral for these borrowings and had additional maximum borrowing capacity of $39.9 million. The Company did not have advances from the Federal Reserve Bank at December 31, 2008.

At December 31, 2009, the Federal Home Loan Bank of Chicago (“FHLBC”) advances were collateralized by $352.0 million of investment securities and a blanket lien on $143.0 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at December 31, 2009, the Bank had additional borrowing capacity at the FHLBC of $278.7 million. In comparison, at December 31, 2008, the FHLBC advances were collateralized by $499.4 million of investment securities and a blanket lien on $155.2 million of qualified first-mortgage residential and home equity loans.

11. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2009 and 2008:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2008	$45,369	$41,238
At December 31, 2009	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2008	$44,000	$40,000
At December 31, 2009	44,000	40,000

In October 2002, the Company formed TAYC Capital Trust I, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust I used the proceeds from the sale of these trust preferred securities, along with proceeds from the purchase of its common equity securities, to invest in 9.75% junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust I are the Company’s junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures is payable quarterly at a rate of 9.75% per year.

In June 2004, the Company formed TAYC Capital Trust II, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust II used proceeds from the sale of these trust preferred securities and invested the proceeds, along with proceeds from the purchase of its common equity securities, in the floating rate junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debenture was 2.93% and 4.55% at December 31, 2009 and 2008, respectively.

The Company may redeem all or part of each of the junior subordinated debentures at any time, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. Each of the trust preferred securities are subject to mandatory redemption when the related junior subordinated debentures are paid at maturity or upon any earlier redemption of the debentures. Each of the trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. The Company also has agreed, consistent with past practice, to continue to provide its regulators notice before the payment of the payment of interest on the junior subordinated debentures and the related trust preferred securities. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over 30 years, or through the maturity dates, to interest expense using the straight-line method. Unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.3 million and $384,000 at December 31, 2009, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

The Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.6 million are reported in other assets on the Consolidated Balance Sheets at December 31, 2009 and 2008.

12. Subordinated Notes

The carrying value of subordinated notes at December 31, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
10% subordinated notes, due Sept. 29, 2016	$60,000	$60,000
Unamortized discount	(4,305)	(4,697)

Subordinated notes, net	$55,695	$55,303

In September 2008, the Bank issued $60.0 million of 10% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 10% and will mature on September 29, 2016, but may be prepaid at the Bank’s option after September 29, 2011. The subordinated notes are subordinated unsecured obligations of the Bank and are subordinate to all deposits, purchased funds, and senior indebtedness of the Bank. The notes also contain restrictions on the Bank’s ability to pay dividends to the Company in the event the Bank fails to make any required principal and interest payments. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments, which represents an aggregate of 900,000 shares of common stock. The warrants will expire on September 29, 2013. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants, totaling $4.7 million at the issuance date in September 2008, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet. The subordinated notes qualify as Tier II capital for regulatory capital purposes.

13. Employee Benefit Plans

The Company’s employees participate in employee benefit plans consisting of a 401(k) Plan and a Profit Sharing/Employee Stock Ownership Plan (“ESOP”), collectively called the “Plans”. Contributions to the Plans

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2009, 2008 and 2007, contributions paid to the Plans were $1.1 million, $1.1 million, and $1.8 million, respectively. The ESOP owned 290,133 shares and 290,366 shares of the Company’s common stock as of December 31, 2009 and 2008, respectively. These shares are held in trust for the participants by the ESOP’s trustee. As of December 31, 2009, all shares of Company common stock owned by the ESOP were allocated to plan participants.

On May 31, 2008, the Company filed a request to terminate the ESOP. The Company received its final determination letter from the IRS on December 14, 2009 allowing the termination of the plan. As of December 31, 2009, ESOP held 290,133 shares of Company common stock and cash totaling $256,000, for a total value of the plan (cash plus value of shares on December 31, 2009) of $3.6 million. Participants became fully vested in their accounts when the request was filed. They will be notified in writing that they are entitled to take their distribution or rollover their account balances as soon as practicable after the final valuation is completed. Final distributions are expected during the second quarter of 2010.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets on the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities on the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $2.5 million and $4.2 million at December 31, 2009 and 2008, respectively.

14. Stock-Based Compensation

The Company has an Incentive Compensation Plan (the “Plan”) that allows for the granting of stock-based compensation awards. Under the Plan, directors, officers and employees selected by the Board of Directors are eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. As of December 31, 2009, a total of 2,773,243 shares of common stock were authorized for use in the Plan and 377,739 shares were available for future grants.

During 2009, the Company recognized $2.1 million of stock based compensation which consisted of $1.7 million of expense related to restricted stock grants and $406,000 of expense related to stock options grants. In comparison, during 2008, the Company recognized $2.2 million of stock based compensation expense which consisted of $1.4 million for restricted stock grants and $811,000 for stock options grants, while total stock based compensation in 2007 was $1.6 million which consisted of $686,000 for restricted stock grants and $925,000 for stock option grants.

Stock Options:

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s Consolidated Statements of Operations over the requisite service periods using a straight-line method. Since stock-based compensation expense is based on awards

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following is a summary of stock option activity for the year ended December 31, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	716,642	$23.85
Granted	238,250	6.23
Exercised	—	—
Forfeited	(13,616)	30.71
Expired	(128,177)	22.62

Outstanding at December 31, 2009	813,099	18.76	6.1	$1,229

Exercisable at December 31, 2009	498,859	23.63	5.3	—

During 2009, no stock option awards were exercised. During 2008, the Company received $30,000 of cash from the exercise of stock option awards and recorded a $2,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $4,000 from the exercise of these stock options during 2008, and realized an intrinsic value of $416,000 from the exercise of stock options during 2007. As of December 31, 2009, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $1.0 million and the weighted average period over which these costs are expected to be recognized is approximately 3.1 years.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following table provides information regarding nonvested restricted stock:

Nonvested Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2009	656,181	$16.21
Granted	—	—
Vested	(44,709)	28.38
Forfeited	(39,150)	19.17

Nonvested at December 31, 2009	572,322	15.06

The fair value of restricted stock awards that vested during 2009 was $1.3 million, compared to $722,000 and $720,000 during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $6.2 million, and the weighted average period over which these costs are expected to be recognized is approximately 3.1 years.

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

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. The expected volatility input into the model takes into account the historical volatility of the Company’s common stock over the period that it has been publicly traded or the expected term of the option. The expected dividend yield assumption is based upon the Company’s historical dividend payout determined at the date of grant, if any. In addition, the Company used the methodology used in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award.

The following are the assumptions used to determine the weighted average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007
Grant date fair value per share	$3.03	$2.21	$9.25
Significant assumptions:
Risk-free interest rate at grant date	2.61%	2.73%	4.68%
Expected stock price volatility	52.00%	39.00%	29.00%
Expected dividend payout	0.00%	0.50%	1.32%
Expected option life, in years	5.25	6.94	5.25

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Stockholders’ Equity

At both December 31, 2009 and 2008, the Company’s authorized capital stock was 55 million shares, consisting of 45 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share. In September 2008, the Company designated and issued 2.4 million preferred shares as 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A (“Series A Preferred”), and in November 2008, the Company designated and issued 104,823 shares of preferred stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). The Company has agreed, consistent with past practice, to continue to provide its regulators notice before the payment of any dividends on the Series A and Series B preferred stock.

Common Stock:

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available there from at such times and in such amounts as the Company’s Board of Directors may determine. The terms of the Series B Preferred require the Company to obtain consent, under certain circumstances, before paying common dividends, and the terms of the junior subordinated debentures and Series A Preferred place defined restrictions on the Company’s ability to pay common dividends in the event of deferral of the payment of interest or dividends on those securities. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

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

Series A Preferred: In connection with a private placement in September 2008, the Company issued a total of 2.4 million shares of 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A, with a purchase price and liquidation preference of $25.00 per share. The Series A Preferred pays non-cumulative dividends at an annual rate of 8% of the liquidation preference and each share of Series A Preferred can be converted into 2.5 shares of the Company’s common stock at a conversion price of $10.00 per common share. The Series A Preferred is convertible into an aggregate of 6.0 million shares of the Company’s common stock at the option of the preferred stockholders at any time, and will be convertible at the Company’s option on or after September 29, 2013. In order to maintain sufficient capital to act as a source of strength for the Bank, to better align the Company’s capital position to its peers and to support future growth plans, the Company has developed a capital plan that anticipates increasing its capital levels in the second quarter of 2010. Accordingly, the Company intends to commence an offering to issue 1,200,000 shares of common stock to induce the holders of its Series A preferred stock to convert their preferred shares into shares of common stock. The Company also intends to pursue a $60 million private placement of shares of convertible preferred stock and subordinated notes.

The Series A Preferred holders are entitled to vote on all matters voted on by the holders of the common stock on an as-converted basis. The Company will be restricted from declaring and paying dividends on its common stock if the full quarterly dividends on the Series A Preferred have not been paid or declared. The

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of the Series A Preferred will be entitled, before any distributions or payments of the Company’s assets may be made to or set aside for the common stockholders and subject to the rights of the Company’s creditors, to receive a liquidation distribution in an amount equal to $25.00 per share, plus any accrued but unpaid dividends. A merger, consolidation, or sale of all or substantially all of the Company’s assets is considered liquidation.

In connection with the Series A Preferred offering during 2008, the Company recorded a $16.7 million accounting adjustment to reflect the difference between the $12.78 per share market value of the Company’s common stock on the date of the Series A Preferred stock purchase agreement, and the conversion price of $10.00 per share. When it was issued in the third quarter of 2008, the Series A Preferred was recorded net of this accounting adjustment, which was reported as a one-time, implied non-cash dividend to the holders of the Series A Preferred. There was no impact on stockholders’ equity as a result of this adjustment. However, the implied non-cash dividend was considered in the determination of the net loss available to common stockholders and loss per common share during 2008. During 2009, the Company declared dividends on Series A Preferred stock in the amount of $4.8 million compared to $1.4 million in 2008.

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

The total proceeds received of $104.8 million were allocated to the Series B Preferred and the warrants based upon their relative fair values. The fair values allocated to the Series B Preferred and warrants upon issuance were $96.6 million and $8.2 million, respectively. The Series B Preferred is recorded on the Company’s Consolidated Balance Sheets at the aggregate liquidation amount less the discount created by the allocation of a portion of the proceeds to the warrants. At December 31, 2009, the recorded balance of the Series B Preferred was $98.8 million, which is equal to the liquidation amount, net of unamortized discount of $6.6 million plus accumulated but undeclared dividends of $670,000. The discount on the Series B Preferred is being accreted as a dividend yield adjustment over five years, the period that the Company expects the Series B Preferred to remain outstanding. During 2009, the total discount accreted as a non-cash dividend was $1.4 million compared to $154,000 during 2008. The discount amortization increased the net loss applicable to common shareholders and the net loss per common share during 2009 and 2008.

The Series B Preferred qualifies as Tier 1 capital for regulatory capital purposes and pays cumulative compounding dividends at a rate of 5% per year until November 21, 2013, and 9% per year thereafter. During 2009, the Company declared and paid dividends on Series B Preferred stock in the amount of $5.2 million. There were no dividends declared on the Series B Preferred during 2008.

The Company’s Third Amended and Restate Certificate of Incorporation, as amended by the certificate of designations for the Series B Preferred (as amended, the “Charter”), provides that the Company may not redeem

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Series B Preferred prior to November 21, 2011, except with proceeds from the sale of equity securities of the Company that qualify as Tier 1 capital of the Company at the time of issuance. On or after November 21, 2011, the Company may redeem shares of the Series B Preferred for the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

In February 2009, subsequent to the issuance of the Series B Preferred, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Among other things, the ARRA provided that the Secretary of Treasury, after consultation with the appropriate federal banking agency, will permit any recipient of TARP funds to repay such funds without regard to the source of the funds or any waiting period. Furthermore, if such assistance has been repaid, the Secretary shall liquidate any associated warrants at the current market value. However, since the original redemption restrictions described above are contained in the Company’s Charter, any redemption of the Series B Preferred prior to November 21, 2011 other than with proceeds of equity securities of the Company that qualify as Tier 1 capital of the Company at the time of issuance also would require the Company to seek stockholder approval to amend the Charter to remove these restrictions.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of Series B Preferred will be entitled to receive the liquidation amount per share and the amount of any accrued and unpaid dividends, whether or not declared to the date of payment, out of the Company’s assets or proceeds available for distribution to stockholders of the Company, subject to the rights of any creditors and before any distribution of such assets or proceeds is made to or set aside for the Company’s common stock stockholders. The Series B Preferred ranks equally with the Series A Preferred in the event of a liquidation.

Warrants to purchase common stock:

At December 31, 2009, an aggregate of 2,862,647 warrants were issued and outstanding to purchase shares of the Company’s common stock. The warrants were issued in three different transactions as follows:

	Warrants issued	Warrants outstanding at Dec. 31, 2009	Exercise Price	Date Exercisable	Expiration Date
Warrant:
FIC warrants	500,000	500,000	$20.00	Sept. 29, 2008	Sept. 29, 2018
Detachable warrants issued with subordinated notes	900,000	900,000	$10.00	Mar. 29, 2009	Sept. 29, 2013
Series B Preferred warrants	1,462,647	1,462,647	$10.75	Nov. 21, 2008	Nov. 21, 2018

Total	2,862,647	2,862,647

On September 29, 2008, the Company entered into a Management Services Agreement (“MSA”) with Financial Investments Corporation (“FIC”). The term of the MSA was nine months and expired in June 2009. In connection with the MSA, in exchange for FIC providing the Company with certain management, advisory and consulting services, the Company paid FIC a cash fee of $750,000 and issued FIC warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The FIC warrants are not transferable or assignable after their initial issuance, and are exercisable anytime up to the September 29, 2018 expiration date. As of December 31, 2009, no warrants have been exercised. A portion of the total cost of the MSA, which included the cash payment and the fair value of the FIC warrants, was allocated to the capital transaction and accounted for as other issuance costs. The remaining costs were recognized as an operating expense for services to be provided during the term of the MSA. During 2009 and 2008, $500,000 and $250,000, respectively, were recognized as operating expense for the cash fee paid to FIC. In accordance with the terms of

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MSA, two executives of FIC currently serve on the Company’s Board of Directors. In addition, the Company’s Certificate of Incorporation allowed for the creation of a three member Executive Committee of the Board of Directors, the chairman of which is an executive at FIC.

In connection with the issuance of $60 million of subordinated notes on September 29, 2008, the Company issued detachable warrants to purchase an aggregate amount of 900,000 shares of the Company’s common stock. The exercise price of the warrants is $10.00 and the warrants are exercisable on or after March 29, 2009 and expire on September 29, 2013. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value of the warrants of $4.7 million was credited to Surplus resulting in an increase in stockholders’ equity. As of December 31, 2009, no warrants have been exercised.

In connection with the Series B Preferred offering, the Company issued to the Treasury a warrant to purchase 1,462,647 shares of the Company’s common stock. This warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.75 per share of the Common Stock. The warrant is not subject to any contractual restrictions on transfer. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the warrant. No warrants were exercised in 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Based on these quantitative measures, as of December 31, 2009 and 2008, the Company and the Bank were categorized as “well-capitalized”.

As of December 31, 2009 and 2008, the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 2009, there were no conditions or events since that notification that management believes have changed the institution’s category. During the first quarter of 2010, the Company contributed an additional $25.0 million of capital to the Bank to further strengthen its regulatory capital.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual and required capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$433,197	12.72%	>$272,411	>8.00%	>$340,514	>10.00%
Cole Taylor Bank	395,869	11.64	>272,030	>8.00	>340,038	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$333,479	9.79%	>$136,205	>4.00%	>$204,308	>6.00%
Cole Taylor Bank	296,839	8.73	>136,015	>4.00	>204,023	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$333,479	7.60%	>$175,605	>4.00%	>$219,506	>5.00%
Cole Taylor Bank	296,839	6.77	>175,318	>4.00	>219,147	>5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$474,287	13.02%	>$291,497	>8.00%	>$364,371	>10.00%
Cole Taylor Bank	404,480	11.12	>290,864	>8.00	>363,580	>10.00
Tier I Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$372,377	10.22%	>$145,748	>4.00%	>$218,622	>6.00%
Cole Taylor Bank	302,668	8.32	>145,432	>4.00	>218,148	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$372,377	8.73%	>$170,682	>4.00%	>$213,352	>5.00%
Cole Taylor Bank	302,668	7.11	>170,285	>4.00	>212,857	>5.00

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. Because of the recent net losses, as of December 31, 2009, the Bank could not declare and pay dividends to the Company without the approval of regulatory authorities. Payment of any such dividends would also be subject to the Bank remaining in compliance with all applicable capital ratios.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term non-cancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2009, 2008, and 2007 was approximately $4.8 million, $4.2 million, and $4.9 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2009 are as follows:

Year	Amount
(in thousands)
2010	$4,053
2011	4,112
2012	4,155
2013	4,257
2014	3,363
Thereafter	14,787

Total	$34,727

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

At December 31, 2009 and 2008, the contractual amounts were as follows:

	2009	2008
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$864,814	$928,426
Financial guarantees:
Financial standby letters of credit	56,141	63,244
Performance standby letters of credit	27,435	24,047

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

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2009 and 2008, the Company had established a reserve of $3.5 million and $2.9 million, respectively for unfunded commitments because it was probable that a liability had been incurred by the Company under standby letters of credit that have not yet been funded. The Company had $3.5 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2009.

18. Derivative Financial Instruments

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company uses interest rate exchange agreements, or swaps, and interest rate floors and collars to help manage its interest rate risk. At December 31, 2009, all of the Company’s interest rate swap derivatives related to customer loans. An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. For these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange, but does not anticipate that any counterparty will fail to meet its payment obligation. In addition, the Company may also used forward loan sale contracts to manage interest rate risk associated with certain of its mortgage loans held for sale.

The following tables describe the derivative instruments outstanding as of the dates indicated (dollars in thousands):

	As of December 31, 2009
Non-hedging derivative instruments:	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
Customer Interest Rate Swap – pay fixed/receive variable	$188,781	Pay 4.21% Receive 0.44%	Wtd avg. 3.2 years	Other liabilities/ Noninterest income	$(10,216)
Customer Interest Rate Swap – receive fixed/pay variable	188,781	Receive 4.21% Pay 0.44%	Wtd avg. 3.2 years	Other assets/ Noninterest income	10,090
Forward loan sale contracts	61,090	Wtd. avg interest rate 5.0%	Jan. 2010	Other assets/ Noninterest income	540

Total	$438,652

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
Non-hedging derivative instruments:	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
Prime Interest Rate Swap – receive fixed/pay variable	$100,000	Receive 6.64% Pay 3.25%	7/1/2011	Other assets/ Noninterest income	$6,651
Customer Interest Rate Swap – pay fixed/receive variable	126,971	Pay 5.14% Receive 2.05%	Wtd avg. 4.2 years	Other liabilities/ Noninterest income	(11,940)
Customer Interest Rate Swap – receive fixed/pay variable	126,971	Receive 5.14% Pay 2.05%	Wtd avg. 4.2 years	Other assets/ Noninterest income	11,927

Total	$353,942

In order to accommodate customer borrowing needs, the Company enters into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, the Company enters into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements, are recognized in noninterest income as other derivative income or expense. As of December 31, 2009 and 2008, the Company had notional amounts of $188.8 million and $127.0 million, respectively, of interest rate swaps with customers in which the Company has agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2009 and 2008, the Company has offsetting interest rate swaps with other counterparties with a notional amount of $188.8 million and $127.0 million, respectively, in which the Company has agreed to receive a variable interest rate and pay a fixed interest rate.

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

At December 31, 2009 and 2008, the Company had $2.7 million and $6.5 million, respectively, in accumulated other comprehensive income related to terminated cash flow hedges. The amount in accumulated other comprehensive income represents the net unamortized portion of the deferred gain that had accumulated in other comprehensive income when the hedging relationship was terminated. During 2009 and 2008, $6.4 million and $5.4 million of deferred gains from previously terminated cash flow hedges were amortized as a net increase to loan interest income. During 2010, the Company expects that $3.2 million of the deferred gain will be reclassified into loan interest income.

19. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” (“SFAS 157”) (FASB ASC 820-10). On January 1, 2009, the Company adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). In accordance with FSP 157-2, the Company delayed application of SFAS 157 for non-financial assets, such as the Company’s other real estate owned and repossessed assets, and non-financial liabilities until 2009. The impact of the adoption of SFAS 157 and FSP 15-2 was not material.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159”) (FASB ASC825-10), however, the Company did not elect the fair value option for any financial assets or liabilities as of that date, nor for any assets acquired or liabilities incurred during 2008 and 2009.

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurement

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

The Company does not have subprime loans in its mortgage related investment securities portfolio. As of December 31, 2009, the Company had $1.10 billion of mortgage related investment securities which consisted of mortgage-backed securities and collateralized mortgage obligations. Of the total mortgage related investment securities, $1.07 billion, or 97.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. In comparison, of the $874.6 million of mortgage related investment securities at December 31, 2008, $843.9 million, or 96.5%, were issued by government sponsored enterprises. The mortgage related portfolio also includes $26.8 million of private-label mortgage related securities at December 31, 2009 that has received heightened monitoring because the Company believes the fair values of these securities have been impacted by illiquidity in the market place. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, the Company does not modify the fair value determined by the independent pricing service, but takes additional steps to review for other-than-temporary impairment. See Footnote 3—”Investment Securities” for additional details of the evaluation of other-than-temporary impairment.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives:

The Company has determined that its interest rate swap derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts, and guarantees. The fair value of forward loan sale contracts are based upon quoted prices for similar assets in active markets and are classified in Level 2 of the hierarchy.

Loans and loans held for sale:

The Company does not record loans or loans held for sale at their fair value on a recurring basis. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At December 31, 2009, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

At December 31, 2009, loans held for sale consists primarily of residential mortgage loans that the Company plans to securitize and sell to third party investors to the extent it can do so on acceptable terms. Loans held for sale also includes commercial loans that the Company has the intent to sell. Since loans held for sale are recorded on the Consolidated Balance Sheets at the lower of cost or fair value, these assets are not recorded at fair value on a recurring basis. Only the portion of these loans that are recorded at fair value are classified in the fair value hierarchy. For the residential mortgage loans held for sale, the fair value is based upon quoted market prices for similar assets in active markets and is also classified in Level 2 of the fair value hierarchy. For the commercial loans held for sale, the fair value is determined based upon the estimated net contracted sales price, less cost to sell, and is classified in Level 2 of the fair value hierarchy.

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

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,271,271	$—	$1,271,271	$—
Assets held in employee deferred compensation plans	2,461	2,461	—	—
Derivative instruments	10,630	—	10,630	—
Liabilities:
Derivative instruments	10,216	—	10,216	—

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$1,094,569	$—	$1,094,569	$—
Assets held in employee deferred compensation plans	4,161	4,161	—	—
Derivative instruments	18,578	—	18,578	—
Liabilities:
Derivative instruments	11,940	—	11,940	—

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

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$83,868	$—	$68,269	$15,599
Other real estate and repossessed assets	18,064	—	7,725	10,339

	As of December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$79,522	$—	$43,624	$35,898
Other real estate and repossessed assets	11,523	—	11,523	—

All of the assets classified as Level 3 as of December 31, 2009 related to loans considered impaired and other real estate and repossessed assets that are recorded at fair value on a nonrecurring basis. One other real estate owned and repossessed asset that was classified in Level 2 as of December 31, 2008 was transferred to Level 3 during 2009 and an additional write down of $759,000 was recorded to reduce the estimated value of that asset to $468,000.

At December 31, 2009, the Company had $15.6 million of impaired loans and $10.3 million of other real estate and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The carrying value of the impaired loans totaled $24.5 million and was written down to fair value of $15.6 million through a provision for loan loss of $8.9 million which was included in earnings in 2009. The carrying value of the other real estate and repossessed assets totaled $16.2 million and was written down to fair value of $10.3 million, resulting in a loss of $5.9 million which was included in earnings in 2009.

Fair Value of Financial Instruments

The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company can use significant estimations and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

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

Loans Held For Sale:

For commercial loans held for sale, the fair value has been determined based upon the estimated net contracted sales prices, less cost to sell. For the residential mortgage loans held for sale, the fair value has been determined based upon quoted market prices for similar assets in active markets.

Loans:

The fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC “Fair Value Measurements and Disclosures, (Topic 820).” Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell.

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

Derivative Financial Instruments:

The carrying amount and fair value of interest rate swap derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of the forward loan sales is based upon quoted market prices for similar assets in active markets. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

Other Assets:

Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan. The carrying value of these assets approximates their fair value and is based upon quoted market prices.

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

Notes Payable and Other Advances:

Notes payable and other advances have been valued at the present value of estimated future cash flows using rates which approximate current market rates for instruments of like maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$48,469	$48,469	$53,012	$53,012
Investments	1,271,271	1,271,271	1,094,594	1,094,594
Loans held for sale	81,853	82,104	—	—
Loans, net of allowance	2,847,290	2,799,863	3,104,713	3,113,565
Investment in FHLB and Federal Reserve Bank stock	31,210	31,210	29,630	29,630
Accrued interest receivable	16,653	16,653	17,660	17,660
Derivative financial instruments	10,630	10,630	18,578	18,578
Other assets	2,461	2,461	4,161	4,161

Total financial assets	$4,309,837	$4,262,661	$4,322,348	$4,331,200

Financial Liabilities:
Deposits without stated maturities	$1,453,069	$1,453,069	$1,125,759	$1,125,759
Deposits with stated maturities	1,523,731	1,554,230	2,005,287	2,053,784
Other borrowings	337,669	352,352	275,560	296,744
Notes payable and other advances	627,000	630,709	462,000	464,844
Accrued interest payable	11,457	11,457	19,631	19,631
Derivative financial instruments	10,216	10,216	11,940	11,940
Junior subordinated debentures	86,607	50,583	86,607	70,274
Subordinated notes, net	55,695	53,792	55,303	58,956

Total financial liabilities	$4,105,444	$4,116,408	$4,042,087	$4,101,932

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,485	$3,485	$2,917	$2,917
Standby letters of credit	307	307	269	269

Total off-balance-sheet financial instruments	$3,792	$3,792	$3,186	$3,186

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

21. Parent Company Only Financial Statements

Summarized financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS
Deposits with bank subsidiary	$45,879	$76,482
Investment in bank subsidiary	305,536	321,378
Investment in non-bank subsidiaries	2,614	2,614
Other assets	4,697	7,809

Total assets	$358,726	$408,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$1,313	$2,589
Notes payable	12,000	12,000
Junior subordinated debentures	86,607	86,607
Stockholders’ equity	258,806	307,087

Total liabilities and stockholders’ equity	$358,726	$408,283

STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Income:
Interest on deposits with subsidiary bank	$896	$—	$—
Dividends from subsidiary bank	—	—	15,000
Dividends from non-bank subsidiary	180	209	235

Total income	1,076	209	15,235

Expenses:
Interest	6,610	7,270	7,931
Salaries and employee benefits	139	1,457	581
Legal fees, net	410	920	310
Other	1,693	1,193	1,962

Total expenses	8,852	10,840	10,784

Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	(7,776)	(10,631)	4,451
Income tax benefit	204	3,301	3,950
Equity in undistributed net loss of subsidiaries	(23,978)	(117,198)	(17,971)

Net loss	$(31,550)	$(124,528)	$(9,570)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(31,550)	$(124,528)	$(9,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	130	440	198
Equity in undistributed net loss of subsidiary	23,978	117,198	17,971
Other, net	(16)	(16)	7
Changes in assets and liabilities:
Other assets	3,289	(1,399)	(410)
Other liabilities	(1,063)	(392)	468

Net cash provided by (used in) operating activities	(5,232)	(8,697)	8,664

Cash flows from investing activities:
Capital contributed to subsidiary bank	(15,000)	(107,491)	—
Other, net	(178)	(266)	(374)

Net cash used in investing activities	(15,178)	(107,757)	(374)

Cash flows from financing activities:
Proceeds from notes payable	—	12,000	—
Purchase of treasury stock	—	—	(17,579)
Dividends paid	(10,166)	(2,136)	(4,388)
Proceeds from the issuance of preferred stock, net	(27)	161,068	—
Proceeds from the exercise of employee stock options	—	30	717

Net cash provided by (used in) financing activities	(10,193)	170,962	(21,250)

Net increase (decrease) in cash and cash equivalents	(30,603)	54,508	(12,960)
Cash and cash equivalents, beginning of year	76,482	21,974	34,934

Cash and cash equivalents, end of year	$45,879	$76,482	$21,974

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Other Comprehensive Income (Loss)

The following table presents other comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2007:
Change in unrealized gains and losses on available-for-sale securities	$12,545	$(4,919)	$7,626
Change in net unrealized gains and losses from cash flow hedging instruments	6,764	(2,660)	4,104
Change in deferred gains and losses from termination of cash flow hedging instruments	437	(151)	286

Other comprehensive income	$19,746	$(7,730)	$12,016

Year ended December 31, 2008:
Unrealized gains from securities:
Change in unrealized gains and losses on available-for-sale securities	$14,405	$(5,712)	$8,693
Add: reclassification adjustment for losses included in net income (loss)	2,399	(950)	1,449

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	16,804	(6,662)	10,142
Change in net unrealized gains from cash flow hedging instruments	6,408	(2,540)	3,868
Change in deferred gains and losses from termination of cash flow hedging instruments	(2,815)	1,097	(1,718)

Other comprehensive income	$20,397	$(8,105)	$12,292

Year ended December 31, 2009:
Unrealized gains from securities:
Change in unrealized gains and losses on available-for-sale securities	$11,666	$(6,157)	$5,509
Less: reclassification adjustment for gains included in net income (loss)	(17,595)	6,971	(10,624)

Change in unrealized gains and losses on available-for-sale securities	(5,929)	814	(5,115)
Change in deferred gains and losses from termination of cash flow hedging instruments	(6,404)	2,539	(3,865)

Other comprehensive loss	$(12,333)	$3,353	$(8,980)

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with general accepted accounting principals.

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Due to the net loss for the years ended December 31, 2009, 2008 and 2007, all common stock equivalents were considered antidilutive and were not included in the computation of diluted earnings per share. At December 31, 2009, the common stock equivalents consisted of 813,099 stock options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock which could be converted into 6,000,000 shares of common stock. At December 31, 2008 common stock equivalents consisted of 716,642 stock options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock. At December 31, 2007, common stock equivalents consisted of 744,986 stock options outstanding to purchase common shares.

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per share amounts)
Basic:
Net loss applicable to common stockholders	$(43,033)	$(143,358)	$(9,570)

Weighted average common shares outstanding	10,492,911	10,450,177	10,782,316

Basic loss per share	$(4.10)	$(13.72)	$(0.89)

Diluted:
Net loss applicable to common stockholders	$(43,033)	$(143,358)	$(9,570)

Weighted average common shares outstanding	10,492,911	10,450,177	10,782,316
Diluted impact of common stock equivalents	—	—	—

Diluted weighted average common shares outstanding	10,492,911	10,450,177	10,782,316

Diluted loss per share	$(4.10)	$(13.72)	$(0.89)

24. Subsequent Events

Events subsequent to the balance sheet date of December 31, 2009 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading through the date these financial statements were filed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG’s attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, follows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited Taylor Capital Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Taylor Capital’s internal control over financial reporting based on our audit.

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

In our opinion, Taylor Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 29, 2010 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 29, 2010

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2010.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2010.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2010.

TAYLOR CAPITAL GROUP, INC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.3	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.4	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.5	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

Exhibit Number	Description of Exhibits

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.2 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.3 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.4	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.54 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.5	Amendment Number One of Share Restriction Agreement, dated December 1, 1999, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.55 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. Deferred Compensation Plan effective December 30, 2008. (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2009).+

10.2	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).+

10.3	Taylor Capital Group, Inc. 1997 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).+

10.4	Taylor Capital Group, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company’s Amended Registration Statement on Form S-1 filed October 10, 2002 (Registration No. 333-89158)).+

10.5	Taylor Capital Group, Inc. 2002 Incentive Compensation Plan, as amended and restated (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 29, 2008).+

10.6	Pointe O’Hare Office Lease, between Orix O’Hare II Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K filed March 21, 2003).

10.7	Taylor Capital Group, Inc. Incentive Bonus Plan – Long Term Incentive Plan (incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2003).+

10.8	Form of Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.9	Form of Officer and Employee Restricted Stock Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

Exhibit Number	Description of Exhibits

10.10	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.11	Form of Officer and Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed March 10, 2005).+

10.12	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor, dated June 15, 2005 (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2005).+

10.13	Office Lease by and between GQ 225 Washington, LLP, a Delaware limited liability partnership as Landlord and Cole Taylor Bank, an Illinois banking corporation as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007).

10.14	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 30, 2007).+

10.15	Executive Employment Agreement, dated January 30, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Mark A. Hoppe (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2008).+

10.16	Officer and Employee 2008 Non-Qualified Stock Option Agreement between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed March 31, 2008).+

10.17	Officer and Employee Restricted Stock Award between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed March 31, 2008).+

10.18	Form of Management Services Agreement by and between Taylor Capital Group, Inc. and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.19	Executive Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.20	Letter Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Company’s Series B Preferred Stock and a Warrant to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

10.21	Form of Waiver executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 24, 2008).+

10.22	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 24, 2008).+

Exhibit Number	Description of Exhibits

10.23	Taylor Capital Group, Inc. Senior Officers Change in Control Severance Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 17, 2009).+

10.24	Taylor Capital Group, Inc. Senior Officers Change in Control Severance Plan and Lawrence Ryan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 17, 2009).+

10.25	Voluntary Reduction of Compensation letter signed by Bruce W. Taylor, Chairman and Chief Executive Officer.*+

10.26	Voluntary Reduction of Compensation letter signed by Mark A. Hoppe, President*+

10.27	Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan, as amended and restated. effective January 1, 2010.*+

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Taylor Capital Group, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008*

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008*

*	Filed herewith
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2010.

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

Signature	Title	Date

/S/ BRUCE W. TAYLOR Bruce W. Taylor	Chief Executive Officer and Chairman of the Board	March 29, 2010

/S/ MARK A. HOPPE Mark A. Hoppe	President and Director	March 29, 2010

/S/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 29, 2010

/S/ C. BRYAN DANIELS C. Bryan Daniels	Director	March 29, 2010

/S/ RONALD EMANUEL Ronald Emanuel	Director	March 29, 2010

/S/ M. HILL HAMMOCK M. Hill Hammock	Director	March 29, 2010

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director	March 29, 2010

/S/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 29, 2010

/S/ MELVIN E. PEARL Melvin E. Pearl	Director	March 29, 2010

Signature	Title	Date

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 29, 2010

/S/ HARRISON I. STEANS Harrison I. Steans	Director	March 29, 2010

/S/ JENNIFER W. STEANS Jennifer W. Steans	Director	March 29, 2010

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 29, 2010

/S/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 29, 2010