Form 10-Q
period 2010-03-31
TAYLOR CAPITAL GROUP INC
filed 2010-05-12
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 6, 2010, there were 11,076,197 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,617	$48,420
Short-term investments	49	49

Total cash and cash equivalents	38,666	48,469
Investment securities:
Available-for-sale, at fair value	1,369,109	1,271,271
Held-to-maturity (fair value of $39.1 million at March 31, 2010)	39,131	—
Loans, held for sale ($4.2 million at fair value at March 31, 2010)	28,492	81,853
Loans, net of allowance for loan losses of $100,151 and $106,185 at March 31, 2010 and December 31, 2009, respectively	2,878,128	2,847,290
Premises, leasehold improvements and equipment, net	14,951	15,515
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	36,484	31,210
Other real estate and repossessed assets, net	27,355	26,231
Other assets	81,864	81,663

Total assets	$4,514,180	$4,403,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$587,402	$659,146
Interest-bearing	2,370,318	2,317,654

Total deposits	2,957,720	2,976,800
Other borrowings	633,422	337,669
Accrued interest, taxes and other liabilities	51,830	60,925
Notes payable and other advances	475,000	627,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	55,801	55,695

Total liabilities	4,260,380	4,144,696

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% non-cumulative convertible perpetual, 2,400,000 shares issued and outstanding, $25.00 liquidation value	60,000	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding, $1,000 liquidation value	99,221	98,844
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,028,865 and 12,029,375 shares issued at March 31, 2010 and December 31, 2009, respectively; 11,076,197 and 11,076,707 shares outstanding at March 31, 2010 and December 31, 2009, respectively	120	120
Surplus	227,022	226,398
Accumulated deficit	(124,251)	(110,617)
Accumulated other comprehensive income, net	16,324	8,697
Treasury stock, at cost, 952,668 shares	(24,636)	(24,636)

Total stockholders’ equity	253,800	258,806

Total liabilities and stockholders’ equity	$4,514,180	$4,403,502

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$38,211	$39,367
Interest and dividends on investment securities:
Taxable	13,446	13,513
Tax-exempt	1,229	1,427
Interest on cash equivalents	1	10

Total interest income	52,887	54,317
Interest expense:
Deposits	12,442	20,059
Other borrowings	2,285	2,176
Notes payable and other advances	1,624	1,519
Junior subordinated debentures	1,438	1,600
Subordinated notes	1,631	1,617

Total interest expense	19,420	26,971

Net interest income	33,467	27,346
Provision for loan losses	21,130	15,563

Net interest income after provision for loan losses	12,337	11,783

Noninterest income:
Service charges	2,857	2,821
Trust and investment management fees	347	534
Mortgage origination revenue	303	—
Loss on disposition of bulk purchased mortgage loans	(2,022)	—
Gain on sales of investment securities	1,433	664
Other derivative income	209	1,119
Other noninterest income	1,247	205

Total noninterest income	4,374	5,343

Noninterest expense:
Salaries and employee benefits	11,613	10,532
Occupancy of premises	2,042	2,049
Furniture and equipment	512	568
Nonperforming asset expense	4,938	754
FDIC assessment	2,213	1,531
Legal fees, net	819	1,140
Early extinguishment of debt	—	527
Other noninterest expense	5,015	4,064

Total noninterest expense	27,152	21,165

Loss before income taxes	(10,441)	(4,039)
Income tax expense (benefit)	306	(1,221)

Net loss	(10,747)	(2,818)
Preferred dividends and discounts	(2,887)	(2,862)

Net loss applicable to common stockholders	$(13,634)	$(5,680)

Basic loss per common share	$(1.30)	$(0.54)
Diluted loss per common share	(1.30)	(0.54)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2009	$60,000	$98,844	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806
Amortization of stock based compensation awards	—	—	—	624	—	—	—	624
Comprehensive loss:
Net loss	—	—	—	—	(10,747)	—	—	(10,747)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	8,653	—	8,653
Change in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	(1,026)	—	(1,026)

Total comprehensive loss								(3,120)

Preferred stock dividends declared, Series A-$0.50 per share	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends accumulated, Series B	—	377	—	—	(1,687)	—	—	(1,310)

Balance at March 31, 2010	$60,000	$99,221	$120	$227,022	$(124,251)	$16,324	$(24,636)	$253,800

Balance at December 31, 2008	$60,000	$97,314	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Preferred stock issuance cost, Series B	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	—	583	—	—	—	583
Tax benefit of stock awards	—	—	—	(155)	—	—	—	(155)
Comprehensive income:
Net loss	—	—	—	—	(2,818)	—	—	(2,818)
Change in unrealized gains on available-for-sale investment securities, net of income taxes	—	—	—	—	—	10,450	—	10,450
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	(1,272)	—	(1,272)

Total comprehensive income								6,360

Preferred stock dividends declared, Series A-$0.50 per share	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends accumulated, Series B	—	439	—	—	(1,662)	—	—	(1,223)

Balance at March 31, 2009	$60,000	$97,753	$121	$225,273	$(74,974)	$27,888	$(24,636)	$311,425

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,747)	$(2,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	21,130	15,563
Other derivative income	(209)	(1,119)
Gain on sales of investment securities	(1,433)	(664)
Amortization of premiums and discounts, net	634	(387)
Deferred loan fee amortization	(1,358)	(815)
Loans originated for sale	(7,107)	—
Proceeds from loan sales	10,201	—
Depreciation and amortization	569	601
Deferred income tax benefit	(1,791)	(206)
Losses on other real estate	4,003	661
Tax benefit on stock options exercised or stock awards	—	(155)
Excess tax benefit on stock options exercised and stock awards	98	175
Cash received on termination of derivative instruments	—	6,630
Other, net	2,847	2,630
Changes in other assets and liabilities:
Accrued interest receivable	(1,194)	(313)
Other assets	1,593	(1,607)
Accrued interest, taxes and other liabilities	(9,095)	(9,968)

Net cash provided by operating activities	8,141	8,208

Cash flows from investing activities:
Purchase of available-for-sale securities	(231,454)	(302,577)
Proceeds from principal payments and maturities of available-for-sale securities	62,489	51,954
Proceeds from sales of available-for-sale securities	42,847	47,947
Purchases of FHLB and FRB stock	(5,274)	(4,361)
Net increase in loans	(13,702)	(839)
Net additions to premises, leasehold improvements and equipment	(5)	(80)
Proceeds from sales of other real estate	5,258	1,537
Capital improvements to other real estate owned	—	(261)

Net cash used in investing activities	(139,841)	(206,680)

Cash flows from financing activities:
Net increase (decrease) in deposits	(19,248)	15,631
Net increase in other borrowings	295,753	140,648
Repayments of notes payable and other advances	(162,000)	—
Proceeds from notes payable and other advances	10,000	40,000
Preferred stock issuance costs	—	(27)
Excess tax benefit on stock options exercised and stock awards	(98)	(175)
Dividends paid	(2,510)	(2,636)

Net cash provided by financing activities	121,897	193,441

Net decrease in cash and cash equivalents	(9,803)	(5,031)
Cash and cash equivalents, beginning of period	48,469	53,012

Cash and cash equivalents, end of period	$38,666	$47,981

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,047	$31,278
Income taxes	6	5

Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	$39,131	$—
Change in fair value of available-for-sale investments securities, net of tax	8,653	10,450
Transfer of held-for-sale loans to portfolio loans	41,745	—
Non-cash acquisition of available-for-sale investment securities	—	14,057
Loans transferred to other real estate and repossessed assets	10,385	6,990

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2010 and for the three month periods ended March 31, 2010 and March 31, 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three month period ended March 31, 2010 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$46,970	$307	$(319)	$46,958
Mortgage-backed securities:
Residential	874,570	18,235	(5,879)	886,926
Commercial	164,019	4,591	(49)	168,561
Collateralized mortgage obligations	138,302	4,728	(52)	142,978
State and municipal obligations	119,871	1,683	(241)	121,313
Other debt securities	2,227	146	—	2,373

Total available-for-sale	1,345,959	29,690	(6,540)	1,369,109

Held-to-maturity:
Residential mortgage-backed securities	39,131	—	—	39,131

Total held-to-maturity	39,131	—	—	39,131

Total	$1,385,090	$29,690	$(6,540)	$1,408,240

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$44,956	$202	$(64)	$45,094
Mortgage-backed securities
Residential	803,516	15,591	(9,075)	810,032
Commercial	159,688	2,249	(544)	161,393
Collateralized mortgage obligations	127,641	4,071	(1,614)	130,098
State and municipal obligations	120,716	1,787	(196)	122,307
Other debt securities	2,220	127	—	2,347

Total available-for-sale	$1,258,737	$24,027	$(11,493)	$1,271,271

As of March 31, 2010, the Company had $1.24 billion of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations includes securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.23 billion, or 99.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $6.7 million were private-label mortgage related securities. Other debt securities at March 31, 2010 include $2.2 million of asset backed securities collateralized by student loans.

Investment securities with an approximate book value of $1.0 billion and $674 million at March 31, 2010 and December 31, 2009, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

During the first quarter 2010, the Company realized gross gains of $1.4 million on the sale of available-for-sale investment securities, compared to gross gains of $664,000 in the first quarter 2009.

The following table summarizes, for investment securities with unrealized losses as of March 31, 2010 and December 31, 2009, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	March 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$16,681	$(319)	$—	$—	$16,681	$(319)
Mortgage-backed securities:
Residential	316,034	(2,699)	6,699	(3,180)	322,733	(5,879)
Commercial	7,683	(49)	—	—	7,683	(49)
Collateralized mortgage obligations	10,024	(52)	—	—	10,024	(52)
State and municipal obligations	16,816	(161)	928	(80)	17,744	(241)

Temporarily impaired securities – Available-for-sale	$367,238	$(3,280)	$7,627	$(3,260)	$374,865	$(6,540)

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$14,906	$(64)	$—	$—	$14,906	$(64)
Mortgage-backed securities:
Residential	278,252	(5,365)	6,602	(3,710)	284,854	(9,075)
Commercial	62,802	(544)	—	—	62,802	(544)
Collateralized mortgage obligations	26,131	(166)	8,475	(1,448)	34,606	(1,614)
State and municipal obligations	14,521	(117)	930	(79)	15,451	(196)

Temporarily impaired securities – Available-for-sale	$396,612	$(6,256)	$16,007	$(5,237)	$412,619	$(11,493)

At March 31, 2010, the Company had five securities in its investment portfolio that have been in an unrealized loss position for twelve or more months, with a total unrealized loss of $3.3 million. Of the five securities in an unrealized loss position, two securities were from the Company’s state and municipal obligation portfolio and three securities were from its portfolio of private-label residential mortgage-backed securities.

The total unrealized loss for the two state and municipal securities at March 31, 2010 totaled $80,000, or about 8% of the total amortized cost of these securities. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings, and any credit enhancements in the form of insurance in making its determination of other-than-temporary impairment. The Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the three private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 7% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $2.9 million, and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing is performed to evaluate other-than-temporary impairment. For the two private-label residential mortgage-backed securities, the Company obtained fair value estimates from a separate independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the values of these private-label securities because of the continued lack of active trading. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, the Company had recognized an other-than-temporary impairment loss on one of these two securities. The independent cash flow analysis performed at March 31, 2010 indicated that there was no additional credit loss on this security. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at March 31, 2010.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$835	$836
Due after one year through five years	18,592	18,774
Due after five years through ten years	49,344	49,960
Due after ten years	100,297	101,074
Residential mortgage-backed securities	874,570	886,926
Commercial mortgage-backed securities	164,019	168,561
Collateralized mortgage obligations	138,302	142,978

Total available-for-sale	$1,345,959	$1,369,109
Held-to-maturity:
Residential mortgage-backed securities	$39,131	$39,131

Total debt securities	$1,385,090	$1,408,240

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $36.5 million at March 31, 2010 and $31.2 million at December 31, 2009. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of outstanding FHLB borrowings. At March 31, 2010, the Company had a $27.5 million investment in FHLBC stock, compared to $22.3 million at December 31, 2009. Since 2007, the FHLBC has been under a cease and desist order with its regulators that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital amount, its recent operating performance, its commitment to make required payments and the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of March 31, 2010, after evaluating these factors, considering that transactions of FHLBC stock in first quarter 2010 continue to occur at par value and that the Company’s redemption of $5.0 million of FHLBC stock in the fourth quarter of 2009 occurred at par, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Portfolio Loans
Commercial and industrial	$1,263,210	$1,264,369
Commercial real estate secured	1,180,988	1,171,777
Residential construction and land	206,727	221,859
Commercial construction and land	142,845	142,584
Residential real estate mortgages	87,400	57,887
Home equity loans and lines of credit 88,784	88,784	86,227
Consumer	7,791	8,221
Other loans	538	557

Gross loans	2,978,283	2,953,481
Less: Unearned discount	(4)	(6)

Total loans	2,978,279	2,953,475
Less: Allowance for loan losses	(100,151)	(106,185)

Portfolio Loans, net	$2,878,128	$2,847,290

Loans Held for Sale
Commercial and bulk purchased mortgage loans (at lower of cost or fair value)	$24,293	$81,853
Originated mortgage loans (at fair value)	4,199	—

Total Loans Held for Sale	$28,492	$81,853

The total amount of loans transferred to third parties as loan participations at March 31, 2010 was $377.3 million, all of which has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Company continues to have involvement with these loans through relationship management and all servicing responsibilities.

At March 31, 2010, loans held for sale included $4.2 million of residential mortgage loans originated by our new residential origination unit for which the Company has elected to account for under the fair value options in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $4.0 million at March 31, 2010 and the resulting unrealized gain of $187,000 was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

The bulk purchased mortgage loans and the commercial loans held for sale are accounted for at the lower of cost or fair value.

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule.

	March 31, 2010	December 31, 2009
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$58	$59
Nonaccrual loans	141,132	141,403

Total nonperforming loans	$141,190	$141,462

Restructured loans not included in nonperforming loans	$1,247	$1,196
Recorded balance of impaired loans:
With related allowance for loan loss	$101,364	$95,936
With no related allowance for loan loss	31,547	45,761

Total recorded balance of impaired loans	$132,911	$141,697

Allowance for loan losses related to impaired loans	$24,341	$33,640

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
NOW accounts	$227,981	$307,025
Savings accounts	40,903	41,479
Money market deposits	489,948	445,418
Time deposits:
Certificates of deposit	784,108	775,663
Out-of-local-market certificates of deposit	105,384	79,015
CDARS time deposits	163,025	116,256
Brokered certificates of deposit	483,799	484,035
Public time deposits	75,170	68,763

Total time deposits	1,611,486	1,523,732

Total	$2,370,318	$2,317,654

As of March 31, 2010, time deposits in the amount of $100,000 or more totaled $642.4 million compared to $539.1 million at December 31, 2009.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments of $1.3 million at March 31, 2010 and $1.4 million at December 31, 2009. Broker placement fees are amortized to the maturity date of the related brokered CDs, and are included in deposit interest expense. Certain brokered CDs had an option that allowed the Company to call the CD before its stated maturity. When a brokered CD is called, any unamortized broker placement fee and fair value adjustment are written off and included in noninterest expense on the Consolidated Statements of Operations. At March 31, 2010, the Company had no brokered CDs that could be called before maturity. During the first quarter of 2009, the Company wrote-off $527,000 of unamortized broker placement fees and fair value adjustment.

5. Other Borrowings:

Other borrowings at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$36,488	0.16%	$45,453	0.16%
Term	387,695	2.32	200,000	4.05
Federal funds purchased	207,200	0.47	89,384	0.35
U.S. Treasury tax and loan note option	2,039	0.00	2,832	0.00

Total	$633,422	1.58%	$337,669	2.52%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank customers and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight. As of March 31, 2010 and December 31, 2009, the term repurchase agreements consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement - rate 0.30%, matured April 1, 2010	$48,329	$—
Repurchase agreement - rate 0.30%, matured April 1, 2010	51,814	—
Repurchase agreement - rate 0.28%, matured April 5, 2010	52,552	—
Repurchase agreement - rate 1.29%, due January 26, 2012	10,000	—
Repurchase agreement - rate 1.24%, due March 2, 2012	25,000	—
Repurchase agreement - rate 4.08%, due September 13, 2010, callable after December 13, 2007	40,000	40,000
Repurchase agreement - rate 4.02%, due October 11, 2010, callable after January 10, 2008	40,000	40,000
Repurchase agreement - rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement - rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.58% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement - rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.20% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement - rate 3.70%, due December 13, 2012, callable after December 13, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.11% and a floor of 0.00%	20,000	20,000

Total term repurchase agreements	$387,695	$200,000

6. Notes Payable and Other Advances:

Notes payable and other advances at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – matured March 31, 2010; $15.0 million maximum available at December 31, 2009, interest rate at December 31, 2009 was 5.00%	$—	$12,000

Total notes payable	—	12,000

Cole Taylor Bank:
Federal Reserve Bank Term Auction Facility 0.25%, matured January 14, 2010	—	460,000
FHLB overnight advance – 0.21% at March 31, 2010	310,000	—
FHLB advance – 4.59%, matured April 5, 2010, callable after April 4, 2008	25,000	25,000
FHLB advance – 0.62%, due November 10, 2010	10,000	10,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 0.91%, due June 1, 2011	10,000	10,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 1.39%, due January 11, 2012	10,000	—
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	475,000	615,000

Total notes payable and other advances	$475,000	$627,000

The Company had a $15.0 million revolving credit facility, which was repaid prior to its March 31, 2010 maturity.

At March 31, 2010, the FHLB advances were collateralized by $782.4 million of investment securities and a blanket lien on $206.8 million of qualified first-mortgage residential and home equity loans. Based on the value of collateral pledged at March 31, 2010, the Bank had additional borrowing capacity at the FHLB of $389.6 million. In comparison, at December 31, 2009, the FHLB advances were collateralized by $352.0 million of investment securities and a blanket lien on $143.0 million of qualified first-mortgage residential and home equity loans with additional borrowing capacity of $278.7 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2010, the Bank pledged $773.0 million of commercial loans as collateral for an available $466.2 million borrowing capacity at the FRB. At December 31, 2009, the Bank also participated in the FRB’s Term Auction Facility. At December 31, 2009, the Bank pledged $85.3 million of securities and $790.8 million of commercial loans for these borrowings at the FRB. During the first quarter of 2010, the Bank replaced its borrowing under the Term Auction Facility as the FRB plans to phase out the program.

7. Stockholders’ Equity:

In March 2010, the Company announced its intention to increase its capital levels to provide additional liquidity to continue to act as a source of strength for the Bank, to better align the Company’s capital position to its peers and to support future growth plans.

The Company has made a tender offer to holders of its Series A convertible preferred stock to convert their shares into common equity. Shares of the Series A preferred is currently convertible into 6.0 million shares of Company common stock. The Company has offered to issue up to an additional 1.2 million common shares to induce holders of the Series A preferred to convert to common shares. If all holders accept the offer and convert to common shares, the Company would issue a total of 7.2 million shares of common stock and would have converted $60.0 million of preferred stock into common equity. The transaction would increase common stock and surplus for the fair value of the 1.2 million shares issued as an inducement. The fair value of the 1.2 million common shares issued would also be considered a non-cash implied dividend to holders of the Series A preferred that would reduce retained earnings and result in no net impact to total stockholders’ equity. In the period in which the inducement shares are issued, the non-cash implied dividends would be a deduction from net income or loss in arriving at net income or loss applicable to common stockholders on the Consolidated Statement of Operations and would be considered in the determination of basic and diluted earnings or loss per share.

The Company is also in the process of a private placement of $30 million of convertible preferred stock and $30 million of subordinated notes issued at the holding company level. We anticipate completing the private placement and the conversion of the Series A preferred into common equity during the second quarter of 2010. The conversion of the Series A preferred is expected to occur during the second quarter of 2010. Effective immediately after the payment of the quarterly dividend on April 15, 2010, the Company does not expect to declare or pay dividends on the Series A preferred stock.

The terms of the Series B Preferred require the Company to obtain consent, under certain circumstances, before paying dividends on common shares, and the terms of the junior subordinated debentures and Series A Preferred place defined restrictions on the Company’s ability to pay common dividends in the event of deferral of the payment of interest or dividends on those securities. Consistent with past practice, the Company provides notice to its regulators before the payment of any dividends on the Series A and Series B preferred stock.

8. Other Comprehensive Income:

The following table presents other comprehensive income for the periods indicated:

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gains on available-for-sale securities	$12,049	$(2,530)	$9,519	$9,891	$960	$10,851
Less: reclassification adjustment for gains included in net loss	(1,433)	567	(866)	(664)	263	(401)

Change in net unrealized gains on available-for-sale securities	10,616	(1,963)	8,653	9,227	1,223	10,450
Change in deferred gains and losses recorded in other comprehensive income	(1,701)	675	(1,026)	(2,106)	834	(1,272)

Other comprehensive income	$8,915	$(1,288)	$7,627	$7,121	$2,057	$9,178

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 - Income Taxes.

9. Earnings (Loss) Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for the three month period ended March 31, 2010, all common stock equivalents, consisting of 951,371 stock options to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock, were considered antidilutive and not included in the computation of diluted loss per share. For the three month period ended March 31, 2009, stock options to purchase 680,209 common shares, 2,862,647 warrants to purchase shares of common stock and the convertible Series A preferred stock which would be converted into 6,000,00 shares of common stock were not included in the computation of diluted loss per share because the effect would have been antidilutive.

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share amounts.)
Net loss	$(10,747)	$(2,818)
Preferred dividends and discounts	(2,887)	(2,862)

Net loss available to common stockholders	$(13,634)	$(5,680)

Weighted average common shares outstanding	10,515,668	10,471,516
Dilutive effect of common stock equivalents	—	—

Diluted weighted average common shares outstanding	10,515,668	10,471,516

Basic loss per common share	$(1.30)	$(0.54)
Diluted loss per common share	(1.30)	(0.54)

10. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during the first quarter of 2010 had a weighted average grant date fair value of $4.44 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 2.587%, an expected stock price volatility of 55.00%, an expected dividend payout of 0.00% and an expected option life of 5.25 years. The stock options granted in the first quarter of 2010 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the three month period ended March 31, 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	813,099	$18.76
Granted	172,450	8.75
Exercised	—	—
Forfeited	(480)	32.60
Expired	(33,698)	24.08

Outstanding at March 31, 2010	951,371	16.75

Exercisable at March 31, 2010	494,970	23.88

As of March 31, 2010, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $1.7 million and the weighted average period over which these costs are expected to be recognized is approximately 3.4 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2010:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	572,322	$15.06
Granted	—	—
Vested	(19,530)	21.39
Forfeited	(510)	18.53

Nonvested at March 31, 2010	552,282	14.83

As of March 31, 2010, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $5.7 million and the weighted average period over which these costs are expected to be recognized is approximately 2.9 years.

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors and collars to manage the interest rate risk associated with its commercial loan portfolio and its brokered CDs. The following table describes the derivative instruments outstanding at March 31, 2010 (dollars in thousands):

Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
Fair value hedging derivative instruments:
Brokered CD Interest Rate Swap—pay variable/receive fixed	$31,000	Receive 3.03% Pay 0.251%	5.0 yrs	Other assets/ Noninterest income	$339

Total hedging derivative instruments	$31,000
Non-hedging derivative instruments:
Customer Interest Rate Swap—pay fixed/receive variable	$201,227	Pay 4.16% Receive 0.515%	3.0 yrs	Other liabilities/ Noninterest income	(11,216)
Customer Interest Rate Swap—receive fixed/pay variable	201,227	Receive 4.16% Pay 0.515%	3.0 yrs	Other assets/ Noninterest income	11,038

Total non-hedging derivative instruments	402,454

Total derivative instruments	$433,454

During the first quarter of 2010, the Company entered into $31.0 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $10,000 and was recorded in other derivative income in noninterest income.

12. Fair Value:

On January 1, 2008, the Company adopted FASB ASC 820 - Fair Value Measurements and Disclosures. On January 1, 2010, the Company elected to account for all residential mortgage loans originated by its new residential mortgage loan operations and currently held for sale at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. The Company has not elected the fair value option for any other financial asset or liability.

Fair Value Measurement

In accordance with FASB ASC 820, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Derivatives:

The Company has determined that its derivative instrument valuations in their entirety are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts, and guarantees. The fair value of forward loan sale contracts are based upon quoted prices for similar assets in active markets and are classified in Level 2 of the hierarchy.

Loans held for sale:

At March 31, 2010, loans held for sale included of $4.2 million residential mortgage loans that have been originated by the Company and for which the Company has elected to account for on a recurring basis under the fair value option.

In addition, the Company has certain residential mortgage loans that it acquired in a bulk purchase transaction and nonaccrual commercial loans classified as held for sale. These loans are recorded at the lower of cost or fair value and are recorded at fair value on a nonrecurring basis. For the residential mortgage loans held for sale, the fair value is based upon quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy. The fair value of the commercial loans was initially determined based upon the estimated net contracted sales price, less cost to sell and was classified in Level 2 of the fair value hierarchy. During the first quarter of 2010, the Company transferred these commercial loans to portfolio at the lower of cost or fair value with a charge to nonperforming asset expense in noninterest expense in the Consolidated Statements of Operations.

Loans:

The Company does not record loans at their fair value on a recurring basis. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At March 31, 2010, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,369,109	$—	$1,369,109	$—
Loans held for sale accounted for at fair value	4,199	—	4,199	—
Assets held in employee deferred compensation plans	2,290	2,290	—	—
Derivative instruments	11,377	—	11,377	—
Liabilities:
Derivative instruments	11,216	—	11,216	—

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,271,271	$—	$1,271,271	$—
Assets held in employee deferred compensation plans	2,461	2,461	—	—
Derivative instruments	10,630	—	10,630	—
Liabilities:
Derivative instruments	10,216	—	10,216	—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value, loans held for sale accounted for at the lower of cost or fair value, and other real estate owned and repossessed assets.

	As of March 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$77,023	$—	$64,243	$12,780
Other real estate owned and repossessed assets	23,474	—	7,113	16,361

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$83,868	$—	$68,269	$15,599
Other real estate owned and repossessed assets	18,064	—	7,725	10,339

At March 31, 2010, the Company had $12.8 million of impaired loans and $16.4 million of other real estate and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The carrying value of the impaired loans totaled $17.3 million and was written down to fair value of $12.8 million through a provision for loan loss of $4.5 million which was included in earnings in the first quarter of 2010. During the first quarter of 2010, impaired loans classified as Level 3 was reduced by $2.8 million because of sales, payments or net charge-offs. No additional impaired loans were classified as Level 3 during the first quarter of 2010. The carrying value of the other real estate and repossessed assets totaled $18.3 million and was written down to fair value of $16.4 million, resulting in a loss of $1.9 million which was included in earnings in the first quarter of 2010 as either nonperforming asset expense or as additional loan loss provision for assets recently transferred from the loan portfolio. During the first quarter of 2010, $7.9 million of other real estate owned assets were added to Level 3, while $1.9 million of sales or write-downs reduced other real estate owned assets classified as Level 3.

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

Investment Securities:

The Company obtains fair value measurements from an independent pricing service. These fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things.

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

Investment in FHLB and Federal Reserve Bank Stock:

The fair value of these investments in FHLB and Federal Reserve Bank stock equals its book value as these stocks can only be sold to the FHLB, Federal Reserve Bank, or other member banks at their par value per share.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivative Financial Instruments:

The carrying amount and fair value of derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of the forward loan sales is based upon quoted market prices for similar assets in active markets. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

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

Subordinated Notes:

The subordinated notes issued by the Bank have been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$38,666	$38,666	$48,469	$48,469
Investments	1,408,240	1,408,240	1,271,271	1,271,271
Loans held for sale	28,492	28,842	81,853	82,104
Loans, net of allowance	2,878,128	2,838,587	2,847,290	2,799,863
Investment in FHLB and Federal Reserve Bank stock	36,484	36,484	31,210	31,210
Accrued interest receivable	17,847	17,847	16,653	16,653
Derivative financial instruments	11,377	11,377	10,630	10,630
Other assets	2,290	2,290	2,461	2,461

Total financial assets	$4,421,524	$4,382,333	$4,309,837	$4,262,661

Financial Liabilities:
Deposits without stated maturities	$1,346,234	$1,346,234	$1,453,069	$1,453,069
Deposits with stated maturities	1,611,486	1,639,783	1,523,731	1,554,230
Other borrowings	633,422	645,927	337,669	352,352
Notes payable and other advances	475,000	478,563	627,000	630,709
Accrued interest payable	8,669	8,669	11,457	11,457
Derivative financial instruments	11,216	11,216	10,216	10,216
Junior subordinated debentures	86,607	59,245	86,607	50,583
Subordinated notes, net	55,801	53,777	55,695	53,792

Total financial liabilities	$4,228,435	$4,243,414	$4,105,444	$4,116,408

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,796	$3,796	$3,485	$3,485
Standby letters of credit	266	266	307	307

Total off-balance-sheet financial instruments	$4,062	$4,062	$3,792	$3,792

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

13. Subsequent Events

Events subsequent to the balance sheet date of March 31, 2010 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading through the date these financial statements were filed.

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

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on March 29, 2010.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements–Summary of Significant Accounting and Reporting Policies” in our 2009 Annual Report on Form 10-K.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio, specific allowances for identified problem loans and portfolio categories, and an unallocated allowance. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors: including historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “expect,” “plan,” “predict,” “potential,” “contemplate,” “should,” “will,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2010 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation:

•

the risk that we will not be able to complete any offer to issue shares of common stock to the holders of our Series A Preferred to induce them to convert their shares of Series A Preferred into common stock on terms acceptable to us, if at all;

•

the risk that we will not be able to raise the announced private placement of $30 million of convertible preferred stock and $30 million of subordinated notes on terms that are acceptable to us, if at all;

•	the risk that our regulators could require us to maintain regulatory capital in excess of the levels needed to be considered well capitalized;

•	the risk that our allowance for loan losses may prove insufficient to absorb probable losses in our loan portfolio;

•	possible volatility in loan charge-offs and recoveries between periods;

•

negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high volume of loans secured by commercial real estate in our portfolio;

•	uncertainty in estimating the fair value of loans held for sale and the possibility that we will not be able to dispose of these assets on terms acceptable to us;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2009 Annual Report on Form 10-K filed with the SEC on March 29, 2010. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this press release.

RESULTS OF OPERATIONS

Overview

For the first quarter of 2010, we reported a net loss applicable to common stockholders of $13.6 million, or ($1.30) per diluted share outstanding, compared to a net loss applicable to common stockholders of $5.7 million, or ($0.54) per diluted share, in the first quarter of 2009. The increase in the credit related costs, including the provision for loan losses and nonperforming asset expense, primarily produced the higher net loss applicable to common stockholders in the first quarter of 2010 as compared to the first quarter of 2009.

During the first quarter of 2010, pre-tax, pre-provision earnings from core operations were $14.2 million, as compared to $11.6 million during the first quarter of 2009, an increase of $2.6 million, or 22.2%. The increase in pre-tax, pre-provision earnings from core operations was due to a $6.1 million increase in net interest income, partly offset by higher noninterest expense. Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. Management does use certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measure of pre-tax, pre-provision earnings from core operations. In this non-GAAP financial measure, the provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities, are excluded from the determination of operating results. Management believes that this measure is useful because it provides a more comparable basis for evaluating financial performance from core operations period to period. The following table reconciles the loss before income taxes to pre-tax, pre-provision earnings from core operations as of the dates indicated.

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Loss before income taxes	$(10,441)	$(4,039)
Add back (subtract):
Provision for loan losses	21,130	15,563
Nonperforming asset expense	4,938	754
Gain on sales of investment securities	(1,433)	(664)

Pre-tax, pre-provision earnings from core operations	$14,194	$11,614

During the first quarter of 2010, we announced plans to increase our capital. We have made a tender offer to holders of our Series A convertible preferred stock to convert their shares into common equity. The Series A preferred stock could be converted into 6.0 million shares of common stock. We offered to issue up to an additional 1.2 million common shares to induce holders of the Series A preferred to convert to common shares. If all holders accept the offer and convert to common shares, we will have issued a total of 7.2 million shares of common stock and will have converted $60.0 million of preferred stock into common equity. We are also undertaking a private placement of $30 million of convertible preferred stock and $30 million of subordinated notes issued at the holding company level. The proceeds from this private placement would be used to provide additional liquidity at the holding company to continue to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans. We anticipate completing the private placement and the conversion of the Series A preferred into common equity during the second quarter of 2010.

In December 2009, we established a new residential mortgage origination line of business by hiring a team of individuals with extensive mortgage banking experience. This unit began originating loans during the first quarter of 2010, and we expect that origination volumes will increase as operations continue to grow. We anticipate that this unit will have offices in several states, with production coming from established relationships with mortgage brokers, retail originations and production from our Bank’s branch locations. We expect that this new line of business will be a source of fee income for us and provide additional earnings diversification.

Net Interest Income

Net interest income is our principal source of earnings and is the difference between total interest income and fees generated by interest-earning assets and total interest expense incurred on interest-bearing liabilities. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities and the level of rates earned or incurred on those assets and liabilities.

Quarter Ended March 31, 2010 as Compared to the Quarter Ended March 31, 2009

Net interest income was $33.5 million for the first quarter of 2010, an increase of $6.1 million, or 22.4%, from $27.3 million of net interest income in the first quarter of 2009. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2010 was $34.2 million, compared to $28.1 million for the same quarter a year ago. This non-GAAP presentation is discussed further below.

Our net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets, and was 3.15% for the first quarter of 2010, compared to 2.58% for the first quarter of 2009, an increase of 57 basis points. Net interest margin increased in the first quarter of 2010 from the first quarter of 2009 primarily due to a decrease in our cost of funds. Our cost of funds in the first quarter of 2010 was 2.21%, compared to 3.09% during the first quarter of 2009, a decrease of 88 basis points. Between those two quarterly periods, our cost of funds benefited from the continued repricing of term deposits to lower current rates and the reduced reliance on more costly out-of-market funds, such as brokered certificates of deposits (“CDs”). The average cost of time deposits was 2.69% during the first quarter of 2010 as compared to 3.88% during the first quarter of 2009. In addition, an increase in noninterest-bearing deposit balances from customers and the use of available low cost short-term funding opportunities also contributed to the lower cost of funds between the two periods.

At the same time, our interest earning asset yield declined 12 basis points from 5.07% in the first quarter of 2009 to 4.95% in the first quarter of 2010. The decrease in the yield was largely due to changes in the investment portfolio, which caused the yield earned on investment to decrease from 5.46% during the first quarter of 2009 to 4.54% during the first quarter of 2010. Throughout 2009 and into the first quarter of 2010, we have taken steps to increase the size of our investment portfolio in an effort to increase average interest-earning assets and net interest income. These purchases, partly offset by repayments and maturities of higher yield investment securities and the sale of securities, largely produced the lower investment yield. This decrease was partly offset by an increase in the yield earned on loans, which increased 20 basis points from 4.93% during the first quarter of 2009 to 5.13% during the first quarter of 2010. The increase in the loan yield was due to efforts to improve loan pricing, including the use of interest rate floors.

Average interest-earning assets during the first quarter of 2010 were $4.48 billion as compared to $4.43 billion during the first quarter of 2009. Between those two quarterly periods, average investment balances increased while average loan balances decreased. During the first quarter of 2010, average investment securities were $1.35 billion, an increase of $201.1 million, or 17.5%, as compared to average investment securities in the first quarter of 2009. Average loan balances also decreased $215.7 million to $3.02 billion in the first quarter of 2010 as compared to $3.24 billion during the first quarter of 2009. Average loan balances decreased between the two quarterly periods because of our repositioning of our loan portfolio to reduce exposure to industries and sectors we no longer considered economically desirable, gross loan charge-offs, and lower line usage by our customers. On the liability side, average interest-bearing deposits decreased $320.3 million, or 12.2%, to $2.31 billion during the first quarter of 2010 as compared to $2.63 billion in the first quarter of 2009. A $362.3 million decrease in average time deposit balances between the two quarterly periods resulted in the decrease in average interest bearing deposits. This decrease was offset by an increase in average other borrowings and notes payable and other advances.

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

	INCREASE/(DECREASE) Quarter Ended March 31, 2010 As Compared to Quarter Ended March 31, 2009
	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$2,353	$(2,724)	$(371)
Cash equivalents	(8)	(1)	(9)
Loans	(2,734)	1,574	(1,160)

Total interest-earning assets			(1,540)

INTEREST PAID ON:
Interest-bearing deposits	(2,945)	(4,672)	(7,617)
Total borrowings	1,349	(1,283)	66

Total interest-bearing liabilities			(7,551)

Net interest income, tax-equivalent	$(337)	$6,348	$6,011

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

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net interest income as stated	$33,467	$27,346
Tax equivalent adjustment-investments	662	768
Tax equivalent adjustment-loans	25	29

Tax equivalent net interest income	$34,154	$28,143

Yield on earning assets without tax adjustment	4.88%	5.00%
Yield on earning assets - tax equivalent	4.95%	5.07%

Net interest margin without tax adjustment	3.09%	2.51%
Net interest margin - tax equivalent	3.15%	2.58%

Net interest spread without tax adjustment	2.67%	1.91%
Net interest spread - tax equivalent	2.74%	1.98%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,231,724	$13,446	4.37%	$1,012,630	$13,513	5.34%
Tax-exempt (tax equivalent) (2)	119,987	1,891	6.30	137,957	2,195	6.37

Total investment securities	1,351,711	15,337	4.54	1,150,587	15,708	5.46

Cash equivalents	294	1	1.36	2,473	10	1.62

Loans (2) (3):
Commercial and commercial real estate	2,801,126	35,659	5.09	3,082,591	37,218	4.83
Residential real estate mortgages	122,616	1,383	4.51	53,846	777	5.77
Home equity and consumer	99,091	1,036	4.24	102,100	1,090	4.33
Fees on loans		158			311

Net loans (tax equivalent) (2)	3,022,833	38,236	5.13	3,238,537	39,396	4.93

Total interest-earning assets (2)	4,374,838	53,574	4.95	4,391,597	55,114	5.07

NON-EARNING ASSETS:
Allowance for loan losses	(111,348)			(131,235)
Cash and due from banks	74,160			58,452
Accrued interest and other assets	141,845			115,479

TOTAL ASSETS	$4,479,495			$4,434,293

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$708,216	2,045	1.17	$665,091	1,628	0.99
Savings deposits	41,050	8	0.08	42,139	8	0.08
Time deposits	1,563,384	10,389	2.69	1,925,731	18,423	3.88

Total interest-bearing deposits	2,312,650	12,442	2.18	2,632,961	20,059	3.09

Other borrowings	481,034	2,285	1.90	340,419	2,176	2.56
Notes payable and other advances	622,178	1,624	1.04	427,189	1,519	1.42
Junior subordinated debentures	86,607	1,438	6.64	86,607	1,600	7.39
Subordinated notes	55,749	1,631	11.70	55,350	1,617	11.69

Total interest-bearing liabilities	3,558,218	19,420	2.21	3,542,526	26,971	3.09

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	606,604			519,187
Accrued interest, taxes and other liabilities	50,085			67,469

Total noninterest-bearing liabilities	656,689			586,656

STOCKHOLDERS’ EQUITY	264,588			305,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,479,495			$4,434,293

Net interest income (tax equivalent) (2)		$34,154			$28,143

Net interest spread (tax equivalent) (2) (4)			2.74%			1.98%

Net interest margin (tax equivalent) (2) (5)			3.15%			2.58%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Service charges	$2,857	$2,821
Trust and investment management fees	347	534
Mortgage origination revenue	303	—
Loss on disposition of bulk purchased mortgage loans	(2,022)	—
Gain on sales of investment securities	1,433	664
Letter of credit & other loan fees	1,008	206
Change in market value of employee deferred compensation plan	15	(242)
Other derivative income	209	1,119
Other noninterest income	224	241

Total noninterest income	$4,374	$5,343

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Total noninterest income was $4.4 million during the first quarter of 2010, a decrease of $969,000, or 18.1%, as compared to the $5.3 million of noninterest income for the first quarter of 2009. An increase in the losses from the disposition of bulk purchased mortgage loans was partly offset by an increase in letter of credit and other loan fees and higher gains from the sale of investment securities.

Service charges, principally derived from deposit accounts, were $2.9 million during the first quarter of 2010, essentially the same as the $2.8 million during the first quarter of 2009. An increase in service charges from commercial accounts was largely offset by lower overdraft and service charges from personal accounts.

During April 2010, we completed the sale of our trust business to a third party. After the sale, trust revenues will be eliminated, but we also expect a reduction in noninterest expense, primarily in salaries and benefits, from sale of these operations.

During the first quarter of 2010, our new residential mortgage origination group began operations. This unit originates new, prime residential mortgages through a number of channels and then immediately sells those mortgages in the markets. Total revenues from this mortgage origination group were $303,000 during the first quarter of 2010, and we expect that revenues from this unit will increase in the future as lending volumes increase.

We incurred a $2.0 million loss during first quarter of 2010 associated with our disposition of bulk purchased mortgage loans. This loss was largely due to losses on hedges placed on these single-family loans held for sale and write-downs on the transfer of some of these loans to the loan portfolio. While we classified these loans for sale at December 31, 2009, we have re-evaluated our disposition strategy and transferred certain loans to the loan portfolio where we believe we could obtain the highest economic value for these loans. We completed a sale of approximately $7 million of these loans during the first quarter of 2010 at a small gain.

We recorded a gain on the sale of available-for-sale investment securities of $1.4 million during the first quarter of 2010, as compared to $664,000 during the first quarter of 2009. During the first quarter of 2010, we sold approximately $43 million of mortgage-related securities, at a gain of $1.4 million to take advantage of tightening spreads in the marketplace and to reduce our exposure to certain private label mortgage related securities.

Standby letters of credit and other loan fees totaled $1.0 million during the first quarter of 2010, compared to $206,000 during the first quarter of 2009. The increase in fees was primarily due to our expanded asset based lending operations.

Other derivative income is primarily attributable to recording the initial fair value from the offering of derivative instruments to our customers. Other derivative income was $209,000 during the first quarter of 2010 compared to $1.1 million during the first quarter of 2009. The decrease in revenue was primarily due to a decline in the volume of new swaps.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$10,462	$9,363
Sign-on bonuses and severance	171	259
Incentives, commissions, and retirement benefits	980	910

Total salaries and employee benefits	11,613	10,532
Occupancy of premises, furniture and equipment	2,554	2,617
Nonperforming asset expense	4,938	754
FDIC assessment	2,213	1,531
Legal fees, net	819	1,140
Early extinguishment of debt	—	527
Other professional services	685	306
Other noninterest expense	4,330	3,758

Total noninterest expense	$27,152	$21,165

Efficiency ratio	74.58%	66.09%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Noninterest expense during the first quarter of 2010 increased $6.0 million, or 28.3%, to $27.2 million, as compared to $21.2 million during the same quarter in 2009. A $4.2 million increase in nonperforming asset expense, a $1.1 million increase in salaries and benefits, and higher Federal Deposit Insurance Corporation (“FDIC”) assessments combined to produce a higher level of noninterest expense in the first quarter of 2010.

Total salaries and employee benefits expense during the first quarter of 2010 increased $1.1 million, or 10.3%, to $11.6 million, as compared to $10.5 million during the first quarter a year ago. Most of the increase was due to higher salaries, employment taxes, and medical insurance, which increased by $1.1 million to $10.5 million during the first quarter of 2010 as compared to $9.4 million during the first quarter of 2009. This increase was primarily due to higher base salaries, mainly caused by an increase in the number of employees associated with the new mortgage loan originations unit, and an increase in employment taxes and costs associated with employee benefit plans. The number of full time equivalent employees increased to 473 at March 31, 2010 as compared to 421 at March 31, 2009. During 2010, we expect that our total salaries and employee benefits expense and the number of full time equivalent employees to increase as our mortgage loan business grows.

Nonperforming asset expenses totaled $4.9 million during the first quarter of 2010 as compared to $754,000 during the first quarter of 2009, an increase of $4.2 million. Nonperforming asset expense during the first quarter of 2010 included a $3.2 million write-down associated with the transfer of certain nonperforming commercial loans held for sale to the loan portfolio. The transfer occurred at the lower of cost or fair value. In addition, an $1.1 million increase in the estimated liability for probable losses on unfunded credit commitments also contributed to the increase in expense during the first quarter of 2010.

FDIC insurance premiums increased to $2.2 million during the first quarter of 2010 as compared to $1.5 million during the first quarter of 2009. The increase was primarily due to higher insurance assessment that went into effect during 2009 for all financial institutions.

Legal fees declined to $819,000 during the first quarter of 2010 as compared to $1.1 million during the first quarter 2009, a decrease of $321,000 or 28.2%. Lower legal fees associated with fees for general corporate matters and loans in our work-out area primarily resulted in the decrease in expense.

During the first quarter of 2009, we incurred $527,000 of expense for the early redemption of approximately $29 million of above market rate brokered CDs. The unamortized issuance costs and fair value adjustments on these deposits were written off at the time of redemption. We incurred no such expense during the first quarter of 2010.

Other noninterest expense principally includes external audit and tax services, advertising, business development and entertainment expenses, consulting, corporate insurance, computer software license fees, and other operating expenses such as telephone, postage, office supplies and printing. Other noninterest expense increased to $4.3 million in the first quarter of 2010, as compared to $3.8 million of other expense in the same quarter in 2009, largely due to higher corporate insurance, operational costs, and computer software and processing.

Efficiency Ratio

An efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, adjusted for gains or losses on investment securities). The lower the efficiency ratio, the more efficient the entity is operating. Our efficiency ratio was 74.58% in the first quarter of 2010, compared to 66.09% in the first quarter in 2009. The higher ratio in the first quarter of 2010 was primarily due to a $4.2 million increase in nonperforming asset expense. Without considering the increase in nonperforming asset expense, our efficiency ratio during the first quarter of 2010 would have been lower than in the first quarter of 2009 largely due to a $6.1 million increase in net interest income.

Income Taxes

During first quarter of 2010, despite a pre-tax loss of $10.4 million, we recorded total income tax expense of $306,000. Because of the valuation allowance on our deferred tax asset, we were not able to record an income tax benefit related to the pre-tax loss incurred. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. The expense recorded in the first quarter of 2010 was mostly due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. We expect income tax expense of $1.3 million during 2010 associated with the release of the residual tax effects.

We recorded a tax benefit of $1.2 million during first quarter of 2009 based upon the annual effective tax rate expected at that time.

FINANCIAL CONDITION

Overview

Total assets increased $110.7 million, or 2.5%, to $4.51 billion at March 31, 2010 from total assets of $4.40 billion at December 31, 2009, largely the result of a $137.0 million increase in investment securities. Total investment securities increased to $1.41 billion at March 31, 2010, compared to $1.27 billion at December 31, 2009. Total loans decreased $22.5 million to $2.91 billion at March 31, 2010, compared to $2.93 billion at December 31, 2009. Total deposits decreased by $19.1 million to $2.96 billion at March 31, 2010, compared to $2.98 billion at December 31, 2009. In addition, during the first three months of 2010, other borrowings increased by $295.8 million to $633.4 million at March 31, 2010 while notes payable and other advances decreased by $152.0 million. Total stockholders’ equity at March 31, 2010 was $253.8 million, as compared to $258.8 million at December 31, 2009.

Investment Securities

Investment securities totaled $1.41 billion at March 31, 2010, compared to $1.27 billion at December 31, 2009, an increase of $137.0 million, or 10.8%. During the first quarter of 2010, we increased our investment portfolio in an effort to increase interest earning assets and enhance our net interest margin. During the first three months of 2010, we purchased approximately $231.5 million of investment securities, mostly mortgage-related securities. We also sold $42.8 million of mortgage-related securities, at a gain of $1.4 million. The overall weighted average life of our investment portfolio at March 31, 2010 was approximately 5.8 years, compared to approximately 6.0 years at December 31, 2009. At March 31, 2010, we transferred $39.1 million of mortgage-related securities from available-for-sale to our held-to-maturity portfolio.

As of March 31, 2010, mortgage-related securities comprised 87.9% of our investment portfolio, of which, over 99% were securities issued by government and government-sponsored enterprises.

The following table shows the composition of our mortgage-related securities as of March 31, 2010 by type of issuer.

	Amortized Cost			Fair Value
	Ginnie Mae, Fannie Mae, Freddie Mac	Private Issuers	Total	Ginnie Mae, Fannie Mae, Freddie Mac	Private Issuers	Total
	(in thousands)
Available-for-sale:
Mortgage-backed securities	$1,028,710	$9,879	$1,038,589	$1,048,788	$6,699	$1,055,487
Collateralized mortgage obligations	138,302	—	138,302	142,978	—	142,978

	1,167,012	9,879	1,176,891	1,191,766	6,699	$1,198,465
Held-to-maturity:
Mortgage-backed securities	39,131	—	39,131	39,131	—	39,131

	$1,206,143	$9,879	$1,216,022	$1,230,897	$6,699	$1,237,596

During the first quarter of 2010, we took advantage of pricing opportunities in the market to reduce our exposure to the private-label mortgage-related securities and sold $21.4 million of private-label, collateralized mortgage obligations at a gain of $396,000.

At March 31, 2010, we had a net unrealized gain of $23.2 million in our available-for-sale investment portfolio, which was comprised of $29.7 million of gross unrealized gains and $6.5 million of gross unrealized losses. In comparison, at December 31, 2009, we had a net unrealized gain of $12.5 million, which was comprised of $24.0 million of gross unrealized gains and $11.5 million of gross unrealized losses. The gross unrealized losses at March 31, 2010 related to 45 investment securities with a carrying value of $374.9 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-then-temporary impairment has occurred. Of the 57 securities with gross unrealized losses at March 31, 2010, only 5 securities have been in a loss position for 12 months or more and none had additional other-than-temporary impairment.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. At March 31, 2010, we held $27.5 million of FHLB stock and maintained $475.0 million of FHLB advances. Currently, the FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and believe no impairment has occurred.

Loans

Total loans held for portfolio increased $30.8 million to $2.88 billion at March 31, 2010, from total loans of $2.85 billion at December 31, 2009. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $6.8 million, or 0.2%, while consumer-oriented loans increased $31.6 million. The decline in total commercial loans was primarily due to a decrease of $15.1 million, or 6.8%, in residential construction and land loans. This decrease was partly offset by a $9.2 million, or 0.8%, increase in commercial real estate loans. The increase in consumer loans was primarily due to the transfer of certain mortgage loans from held-for-sale.

The composition of our loan portfolio as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,263,210	42%	$1,264,369	43%
Commercial real estate secured	1,180,988	40	1,171,777	39
Residential construction and land	206,727	7	221,859	8
Commercial construction and land	142,845	5	142,584	5

Total commercial loans	2,793,770	94	2,800,589	95
Consumer-oriented loans	184,513	6	152,892	5

Gross loans	2,978,283	100%	2,953,481	100%
Less: Unearned discount	(4)		(6)

Total loans	2,978,279		2,953,475
Less: Allowance for loan losses	(100,151)		(106,185)

Portfolio loans, net	$2,878,128		$2,847,290

Loans Held for Sale	$28,492		$81,853

Total C&I loans were relatively unchanged at $1.26 billion at both March 31, 2010 and December 31, 2009 and account for 42% of our total loan portfolio. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment. While we continue to actively develop new relationships and originate loans, historically low levels of line utilization by our customers has limited growth in this portfolio.

Our commercial real estate secured loans increased $9.2 million, or 0.8%, to $1.18 billion at March 31, 2010, as compared to $1.17 billion at December 31, 2009. Most of the increase was due to increases in loans secured by owner occupied commercial properties. Approximately 88% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$211,933	18%	$211,817	18%
Office/mix use property	145,139	12	149,951	13
Commercial properties	144,415	12	144,745	12
Specialized – other	125,726	11	121,530	10
Other commercial properties	66,228	6	64,602	6

Subtotal commercial non-owner occupied	693,441	59	692,645	59
Commercial owner occupied	341,106	29	334,744	29
Multi-family properties	146,441	12	144,388	12

Total commercial real estate secured	$1,180,988	100%	$1,171,777	100%

Our real estate construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, and condominium conversions and commercial properties. Our residential construction and land loans decreased by $15.1 million, or 6.8%, to $206.7 million at March 31, 2010, as compared to $221.9 million at December 31, 2009. Because of the slowdown in the residential real estate markets and reduced real estate valuations, we have been actively reducing our exposure to this portion of the loan portfolio. The composition of our residential real estate construction and land portfolio as of the date indicated was as follows:

	March 31, 2010			December 31, 2009
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$48,949	24%	2%	$55,849	25%	2%
Condo (new & conversions)	57,252	27	2	54,424	25	2
Multi-family	51,216	25	2	51,191	23	2
Completed for sale	10,311	5	*	11,968	5	1

Total residential construction	167,728	81	6	173,432	78	7
Land – unimproved & farmland	27,440	13	1	37,317	17	1
Land – improved & entitled	1,999	1	*	2,271	1	*
Land – under development	9,560	5	*	8,839	4	*

Total land	38,999	19	1	48,427	22	1

Total residential construction and land	$206,727	100%	7%	$221,859	100%	8%

*	Represents less than 1%

Commercial construction and land loans totaled $142.8 million at March 31, 2010 as compared to $142.6 million at December 31, 2009, an increase of $261,000.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, increased $31.6 million, or 20.7%, to $184.5 million at March 31, 2010. The increase was primarily due to the transfer of $33.7 million of certain mortgage loans held-for-sale to the loan portfolio.

Loans Held for Sale

At March 31, 2010, we held $28.5 million loans classified as held for sale, as compared to $81.9 million at December 31, 2009. At March 31, 2010, the held for sale portfolio consisted of both originated and bulk purchased residential loans. At December 31, 2009, the held for sale portfolio consisted of bulk purchased residential mortgage loans and certain nonaccrual commercial loans.

At March 31, 2010, we had $24.3 million of bulk purchased residential mortgage loans classified as held for sale. In 2009, we purchased a participation interest in 20 pools of residential single family mortgages that were to have been pooled into pass-through certificates to be issued by a mortgage originator and guaranteed by the Government National Mortgage Association, otherwise known as Ginnie Mae, and sold to third party investors. However, the mortgage loan originator was not able to securitize all the single family loans because Ginnie Mae removed the originator from its list of eligible issuers, so we took possession of the underlying collateral and we continue to work on disposing of those loans. In the first quarter 2010, we sold $7.2 million of these loans without retaining servicing rights. We also moved a portion of these loans to the loan portfolio as we have re-evaluated our disposition strategy in order to the highest economic value for these loans.

At March 31, 2010, we had $4.2 million of mortgage loans held for sale that were originated by our new mortgage loan origination unit. These loans will be sold shortly after closing with no servicing rights retained. The Company has elected to account for these loans at fair value. The unpaid principal balance associated with these loans was $4.0 million at March 31, 2010 and the resulting unrealized gain of $187,000 was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

At December 31, 2009, in addition to the bulk purchased mortgage loans, we also had certain commercial nonaccrual loans that we were in negotiations to sell. In first quarter 2010, the pending transaction to sell these loans did not close, and we transferred these loans to the loan portfolio. This transfer occurred at the lower of cost or fair value and we recorded an additional write-down of $3.2 million in nonperforming asset expense in noninterest expense on the Consolidated Statements of Operations. At March 31, 2010, we no longer had any commercial loans classified as held for sale.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$58	$59	$95
Nonaccrual loans:
Commercial and industrial	25,310	26,687	25,472
Commercial real estate secured	34,863	36,420	35,154
Residential construction and land	57,320	62,795	100,558
Commercial construction and land	14,171	4,245	17,117
All other loan types	9,468	11,256	5,901

Total nonaccrual loans	141,132	141,403	184,202

Total nonperforming loans	141,190	141,462	184,297
Other real estate owned and repossessed assets	27,355	26,231	18,232

Total nonperforming assets	$168,545	$167,693	$202,529

Restructured loans not included in nonperforming assets	$1,247	$1,196	$—
Nonperforming loans to total loans	4.70%	4.66%	5.73%
Nonperforming assets to total loans plus repossessed property	5.55%	5.48%	6.27%
Nonperforming assets to total assets	3.73%	3.81%	4.41%

Nonperforming assets were $168.5 million, or 3.73% of total assets on March 31, 2010, compared to $167.7 million, or 3.81% of total assets on December 31, 2009, and $202.5 million, or 4.41% of total assets on March 31, 2009. During the first quarter of 2010, $27.2 million of nonperforming commercial loans were charged-off and $10.4 million of loans were transferred to other real estate owned and repossessed assets. These decreases in nonperforming assets were partly offset by new nonaccrual loans.

Nonperforming loans:

Nonperforming loans include nonaccrual loans and interest-accruing loans that are contractually past due 90 days or more. We evaluate all loans on which principal or interest is contractually past due 90 days or more to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, we place it on nonaccrual and we discontinue recognizing interest income. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has made required payments for a minimum length of time and demonstrates the ability to make future payments of principal and interest as scheduled.

Residential construction and land loans continue to be the largest category of nonaccrual loans and comprise approximately 41% of all nonaccrual loans. The decrease in residential construction and land loans was primarily due to charge-offs and transfers to other real estate owned. These decreases were partly offset by new nonaccrual loans. Commercial construction and land nonaccrual loans increased to $14.2 million at March 31, 2010 from $4.2 million at December 31, 2009, primarily due to one new nonaccrual loan.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets totaled $27.4 million at March 31, 2010 as compared to $26.2 million at December 31, 2009 and $18.2 million at March 31, 2009. The following table provides a rollforward, for the periods indicated, of other real estate and repossessed assets:

	For the Period Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$26,231	$13,179
Transfers from loans	10,385	6,990
Additional investment in foreclosed properties	—	261
Dispositions	(5,025)	(1,438)
Additional impairment	(4,236)	(760)

Balance at end of period	$27,355	$18,232

During first quarter 2010, we transferred $10.4 million of loans into other real estate and repossessed assets. The loans transferred primarily consisted of $8.5 million from our residential construction and land portfolio and $1.1 million from our commercial construction and land portfolio. During first quarter of 2010, we also received net proceeds of $5.3 million on the sale of other real estate owned assets that had a carrying value of $5.0 million, resulting in a net gain of $232,000, which reduced nonperforming asset expense in noninterest expense. We also reduced the carrying value of certain other real estate owned and repossessed assets by $4.2 million during first quarter 2010 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio. The level of other real estate owned and repossessed assets have increased during 2010 and we expect that these assets may continue to increase in the future as we work through the elevated level of nonperforming assets.

Impaired loans:

At March 31, 2010, impaired loans totaled $132.9 million, compared to $141.7 million at December 31, 2009. Total impaired loans were $191.8 million at March 31, 2009.

The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	March 31, 2010	Dec. 31, 2009	March 31, 2009
	(in thousands)
Impaired loans:
Commercial and industrial	$25,310	$31,447	$31, 372
Commercial real estate secured	34,863	36,420	35,153
Residential construction and land	57,320	68,389	108,128
Commercial construction and land	14,171	4,245	17,116
Consumer-oriented	1,247	1,196	—

Total impaired loans	$132,911	$141,697	$191,769

Recorded balance of impaired loans:
With related allowance for loan losses	$101,364	$95,936	$175,085
With no related allowance for loan losses	31,547	45,761	16,684

Total impaired loans	$132,911	$141,697	$191,769

Allowance for losses on impaired loans:
Commercial and industrial	$5,961	$10,085	$10,670
Commercial real estate secured	3,589	4,485	3,591
Residential construction and land	10,095	19,070	30,502
Commercial construction and land	4,696	—	4,797
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$24,341	$33,640	$49,560

The decrease in impaired loans during the first quarter of 2010 primarily resulted from net charge-offs and transfers into other real estate owned, partially offset by additions to impaired loans during the period. The allowance for loan losses related to impaired loans decreased during 2010 and totaled $24.3 million at March 31, 2010 as compared to $33.6 million at December 31, 2009 and $49.6 million at March 31, 2009. The decrease in the allowance for losses on impaired loans in 2010 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. Residential construction and land loans comprise approximately 40% of all impaired loans and comprised 42% of the allowance for loan losses on impaired loans.

Through an individual impairment analysis, at March 31, 2010, we determined that $101.4 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $24.3 million. We also held $31.5 million of impaired loans, for which the individual analysis did not result in a measure of impairment, and so no related allowance for loan losses was provided. Once we determine the loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. In addition, we have modified certain consumer-orientated loans, primarily home equity loans, with a remaining total principal balance of $1.2 million, which were considered troubled-debt restructurings. These loans are reported as impaired loans and evaluated for impairment.

At March 31, 2010, we held $5.7 million of loans classified as a troubled debt restructuring. Total troubled debt restructurings included consumer loans of $1.2 million and commercial loans of $4.5 million. The commercial loans are considered nonaccrual and included in nonperforming loans. At March 31, 2010, we did not have additional commitments to lend on loans considered troubled debt restructurings.

A reconciliation of nonaccrual and impaired loans as of March 31, 2010 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$131,664	$131,664
Commercial loans on accrual but impaired	n/a	—
Consumer-oriented loans	9,468	1,247

	$141,132	$132,911

n/a - not applicable

Potential Problem Loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of March 31, 2010, these potential problem loans totaled $72.9 million. Of these potential problem loans at March 31, 2010, $34.1 million were in our commercial and industrial portfolio, $22.5 million were in our residential construction and land portfolio and $16.2 million were in our commercial real estate portfolio. In comparison, potential problem loans at December 31, 2009 totaled $75.6 million. The largest categories of potential problem loans at December 31, 2009 included $30.7 million of residential construction and land loans and $30.0 million of commercial and industrial loans, and the remaining $14.9 million were loans secured by commercial real estate. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Average total loans	$3,022,833	$3,238,537

Total loans at end of period	$3,006,771	$3,214,096

Allowance for loan losses:
Allowance at beginning of period	$106,185	$128,548
Net (charge-offs) recoveries:
Commercial and commercial real estate	(8,439)	(5,312)
Real estate – construction	(17,605)	(8,448)
Residential real estate mortgages and consumer loans	(1,120)	(69)

Total net charge-offs	(27,164)	(13,829)
Provision for loan losses	21,130	15,563

Allowance at end of period	$100,151	$130,282

Annualized net charge-offs to average total loans	3.59%	1.71%
Allowance to total loans at end of period	3.33%	4.05%
Allowance to nonperforming loans	70.93%	70.69%

Our allowance for loan losses was $100.2 million at March 31, 2010, or 3.33% of end-of-period loans and 70.93% of nonperforming loans. At March 31, 2009, the allowance for loan losses was $130.3 million, which represented 4.05% of end-of-period loans and 70.69% of nonperforming loans. Net charge-offs during the first quarter of 2010 were $27.2 million, or 3.59% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2009 were $13.8 million, or 1.71% of average loans on an annualized basis. Net charge-offs have increased as we continue to work through our nonperforming assets and impaired loans.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $21.1 million for the first quarter of 2010, compared to $15.6 million for the first quarter of 2009. An increase in the level of net charge-offs during the first quarter of 2010 primarily produced the higher loan loss provision as compared to the first quarter of 2009. During the first quarter of 2010, the total allowance for loan losses decreased as net charge-offs exceeded the provision for loan losses. While charge-offs continue to be elevated, the portion of the allowance for loan losses related to impaired loans decreased from $33.6 million at December 31, 2009 to $24.3 million at March 31, 2010.

Deposits

Total deposit balances at March 31, 2010 decreased $19.1 million to $2.96 billion as compared to $2.98 billion at year-end 2009. During the first quarter of 2010, our total in-market deposits decreased $44.6 million, or 1.9% to $2.36 billion at March 31, 2010. At the same time, our out-of-market deposits increased by $25.5 million, or 4.5% to $595.9 million at March 31, 2010.

Total in-market deposits were $2.36 billion at March 31, 2010 as compared to $2.41 billion at December 31, 2009. Noninterest-bearing deposits decreased $71.7 million to $587.4 million at March 31, 2010, primarily due to a $38.9 million decrease in trust deposits as compared to December 31, 2009, and seasonal factors as first quarter noninterest-bearing deposits typically decrease from year-end balances. Lower NOW accounts, which decreased $79.0 million primarily due to a decrease in balances from one customer, also contributed to the decrease. In addition, these decreases were partly offset by time deposits maintained through the CDARS network which increased by $46.8 million and money market accounts which increased $45.1 million. Total out-of-market deposits increased by $25.5 million to $595.9 million at March 31, 2010 from $570.4 million at year-end 2009, with most of the increase occurring in out-of-local market CDs which increased by $26.4 million.

The following table sets forth the period-end balances of total deposits as of each of the dates indicated, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2010	Dec. 31, 2009
	(in thousands)
In-market deposits:
Non-interest bearing deposits	$587,402	$659,146
NOW accounts	227,981	307,025
Savings accounts	40,903	41,479
Money market accounts	483,209	438,080
Customer certificates of deposit	784,108	775,663
CDARS time deposits	163,025	116,256
Public time deposits	75,170	68,763

Total in-market deposits	2,361,798	2,406,412

Out-of-market deposits:
Brokered money market deposits	6,739	7,338
Out-of-local-market certificates of deposit	105,384	79,015
Brokered certificates of deposit	483,799	484,035

Total out-of-market deposits	595,922	570,388

Total deposits	$2,957,720	$2,976,800

Average deposits for the first three months of 2010 decreased $232.9 million, or 7.4%, to $2.92 billion, compared to $3.15 billion for the first three months of 2009. Total time deposits decreased $362.3 million, with a $345.5 million decrease in average brokered CDs accounting for most of that decrease. This decrease was partly offset by an $87.4 million, or 16.8%, increase in noninterest-bearing demand deposits and higher money market account balances of $30.0 million. Since 2009, we focused on changing our funding mix by obtaining more funding from core customers and increasing noninterest-bearing deposits and reducing our reliance on higher costing out-of-market deposits, such as brokered CDs.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$606,604	20.8%	—%	$519,187	16.5%	—%
NOW accounts	243,649	8.3	1.52	230,573	7.3	1.52
Money market accounts	464,567	15.9	0.99	434,518	13.8	0.71
Savings deposits	41,050	1.4	0.08	42,139	1.3	0.08
Time deposits:
Certificates of deposit	779,963	26.7	2.59	862,203	27.4	3.85
Out-of-local-market certificates of deposit	85,822	2.9	2.44	121,909	3.9	3.99
Brokered certificates of deposit	498,665	17.1	3.44	844,125	26.7	4.07
CDARS time deposits	124,558	4.3	1.58	28,258	0.9	1.32
Public Funds	74,376	2.6	0.90	69,236	2.2	2.81

Total time deposits	1,563,384	53.6	2.69	1,925,731	61.1	3.88

Total deposits	$2,919,254	100.0%		$3,152,148	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Period-end other borrowings increased $295.8 million to $633.4 million at March 31, 2010, as compared to $337.7 million at December 31, 2009. Most of the increase resulted from higher Federal fund purchased balances of $117.8 million and a $187.7 million increase in term repurchase agreements. We increased these borrowings to help fund investment securities purchased in the first quarter of 2010 and to replace borrowing under the FRB’s Term Auction Facility when we exited this program during the first quarter of 2010.

At March 31, 2010, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $483 million and pre-approved overnight federal funds borrowing lines of $68 million. In comparison, at December 31, 2009, we had available pre-approved repurchase agreement lines of $830 million and pre-approved overnight federal funds borrowing lines of $130 million.

Notes Payable and Other Advances

Borrowings from the FHLBC increased $320.0 million during the first three months of 2010 to $475.0 million at March 31, 2010, compared to $155.0 million as of December 31, 2009. We increased borrowings from the FHLBC during the first quarter to replace funds we had borrowed under the FRB’s Term Auction Facility. At March 31, 2010, the borrowings from the FHLBC are collateralized by $782.4 million of securities and $206.8 million of qualified first-mortgage residential and home equity loans and we have additional borrowing capacity of $389.6 million. At December 31, 2009, we maintained collateral of $352.0 million of securities and $143.0 million on qualified first-mortgage residential and home equity loans and had additional borrowing capacity of $278.7 million.

During the first quarter of 2010, we exited the FRB’s Term Auction Facility program. At December 31, 2009, we had $460.0 million of borrowings from the FRB Term Auction Facility. We continue to participate in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2010 the Bank pledged $773.0 of commercial loans as collateral and had available $466.2 million of borrowing capacity at the FRB.

During the first quarter of 2010, we repaid the $12.0 million that was outstanding under our $15 million revolving credit facility prior to its March 31, 2010 maturity. At December 31, 2009, $12.0 million was outstanding under this facility.

Junior Subordinated Debentures

At March 31, 2010, we had $86.6 million of junior subordinated debentures comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued by each trust are currently callable at par, at our option. At March 31, 2010, unamortized issuance costs relating to TAYC Capital Trust I were $2.3 million and $380,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. The notes were issued with detachable warrants to purchase up to 900,000 shares of our common stock at an exercise price of $10.00 per share. At March 31, 2010, the subordinated notes reported on the Consolidated Balance Sheet totaled $55.8 million, which was net of $4.3 million of unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheet. The discount is being amortized as an additional interest expense of the subordinated notes, over the remaining contractual life of the notes.

CAPITAL RESOURCES

At March 31, 2010 and December 31, 2009, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$420,650	12.34%	>$272,740	>8.00%	>$340,925	>10.00%
Cole Taylor Bank	412,621	12.12	>272,388	>8.00	>340,485	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	316,635	9.29	>136,370	>4.00	>204,555	>6.00
Cole Taylor Bank	313,502	9.21	>136,194	>4.00	>204,291	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	316,635	7.07	>179,180	>4.00	>223,975	>5.00
Cole Taylor Bank	313,502	7.01	>178,893	>4.00	>223,617	>5.00

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$433,197	12.72%	>$272,411	>8.00%	>$340,514	>10.00%
Cole Taylor Bank	395,869	11.64	>272,030	>8.00	>340,038	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	333,479	9.79	>136,205	>4.00	>204,308	>6.00
Cole Taylor Bank	296,839	8.73	>136,015	>4.00	>204,023	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	333,479	7.60	>175,605	>4.00	>219,506	>5.00
Cole Taylor Bank	296,839	6.77	>175,318	>4.00	>219,147	>5.00

All of our capital asset ratios declined during the first quarter of 2010 mostly due to a decrease in regulatory capital caused by the net loss in the period. In addition, an increase in average assets and a slight increase in risk-weighted assets also contributed to the lower ratios.

In order to further strengthen the Bank’s capital ratios, we made a $25.0 million capital contribution to the Bank during the first quarter of 2010. As a result, all of the Bank’s regulatory capital ratios increased during the period. The impact on the capital ratios from this contribution were partly offset by the Bank’s net loss during the first quarter of 2010 and higher average and risk-weighted assets.

In order to maintain sufficient capital to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans, we plan to increase our capital levels in the second quarter of 2010. Accordingly, we commenced an offering to issue 1,200,000 shares of our common stock to induce the holders of our Series A Preferred stock to convert their preferred shares into shares of our common stock. We are also undertaking a private placement of $30.0 million of convertible preferred stock and $30.0 million in subordinated notes issued at the holding company level. The conversion of the Series A preferred is expected to occur during the second quarter of 2010. Effective immediately after the payment of the quarterly dividend on April 15, 2010, we do not expect to declare or pay dividends on the Series A preferred stock.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the first three months of 2010 or during the entire year of 2009. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

We did not pay a dividend on our common stock during the first quarter of 2010 or during 2009. Our ability to pay common dividends has been impacted by the issuance of preferred stock. The Series B Preferred stock requires the consent of the U.S. Treasury Department to pay any dividends on our common stock prior to November 21, 2011, unless the Series B preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series A Preferred, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends. During the first quarter of 2010, we declared dividends on our Series A preferred of $1.2 million and Series B preferred stock of $1.3 million. Consistent with our past practice, we provide our regulators notice before we pay dividends on our Series A and Series B preferred stock and the payment of interest on our trust preferred securities.

LIQUIDITY

During the first quarter of 2010, total assets increased by $110.7 million, or 2.5%, primarily due to an increase in the size of our investment portfolio. This growth was primarily funded with additional borrowings. Cash inflows during the first three months of 2010 consisted of a $295.8 million increase in other borrowing balances, which included an increase in wholesale repurchase agreements and Federal fund purchased balances. In addition, we received $105.3 million from principal repayments and sales of available for sale investment securities.

Cash outflows during the first three months 2010 included $231.5 million for the purchase of investment securities, a $162.0 million reduction in notes payable and other advances, a net decrease in deposits of $19.2 million, a net increase in loans of $13.7 million, and the payment of $2.5 million in dividends on our Series A and Series B preferred stock.

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

At the holding company level, cash and cash equivalents decreased to $5.0 million at March 31, 2010 from $45.9 million at December 31, 2010. Significant cash outflows during the first quarter of 2010 included a $25.0 million capital contribution to the Bank, the repayment of the $12.0 million outstanding balance on our revolving letter of credit, $2.5 million for the payment of dividends on our Series A and Series B preferred stock, and $1.4 million of interest paid on our junior subordinated debentures.

During the first quarter of 2010, we announced plans to increase our capital levels. We are undertaking a private placement of $30 million of convertible preferred stock and $30 million of subordinated notes issued at the holding company level. The proceeds from this private placement would be used to provide additional liquidity at the holding company to continue to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans. We anticipate completing the private placement and the conversion of the Series A preferred into common equity during the second quarter of 2010. We believe that proceeds from this plan will provide sufficient liquidity at the holding company to continue to support the Bank’s capital position and allow us to meet our recurring cash needs.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2010, we had $839 million of undrawn commitments to extend credit and $81 million of financial and performance standby letters of credit. In comparison, at December 31, 2009, we had $865 million of undrawn commitments to extend credit and $84 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, we maintained a liability for $3.8 million and $3.5 million, respectively, for commitments under standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

During the first quarter of 2010, we entered into $31.0 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $10,000 and was recorded in other derivative income in noninterest income.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At March 31, 2010, $402.5 million of derivative instruments which were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of March 31, 2010, we had notional amounts of $201.2 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2010, we had offsetting interest rate swaps with other counterparties with a notional amount of $201.2 in which we agreed to receive a variable interest rate and pay a fixed interest rate.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to decrease $457,000, or 0.3%, as compared to the net interest income in the rates unchanged scenario at March 31, 2010. In a rising rate scenario, our interest-earning assets yields would not immediately benefit from the increased rates because of interest rate floors in our portfolio. At the same time, our funding costs would increase because of higher rates on short-term borrowings and interest-bearing deposits, resulting in the net decrease in net interest income in comparison to the rates unchanged scenario. At December 31, 2009, the projected variance in the rising rate scenario was $1.0 million, or 0.7%, lower than the rates unchanged scenario. These exposures were within our policy guidelines of 10%. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both March 31, 2010 and December 31, 2009.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2010		At December 31, 2009
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(457)	(0.3)%	$(1,026)	(0.7)%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Values,” which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. Certain provisions of this accounting update related to detailed Level 3 disclosures will be effective at the beginning of 2011. The remainder of the provision was effective on January 1, 2010 and the adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In June 2009, FASB issued ASU No 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities,” which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as QSPEs that are currently excluded from previous consolidation guidance. This accounting standard became effective as of the beginning of the first annual reporting period beginning after November 15, 2009. We have adopted the accounting standard at the beginning of 2010 and the adoption did not have a material impact on our consolidated financial statements.

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

	2010 Quarter Ended	2009 Quarter Ended				2008 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$52,887	$53,965	$56,033	$55,715	$54,317	$54,624	$50,764	$46,406
Interest expense	19,420	21,155	23,658	25,335	26,971	30,210	28,866	24,841

Net interest income	33,467	32,810	32,375	30,380	27,346	24,414	21,898	21,565
Provision for loan losses	21,130	19,002	15,539	39,507	15,563	30,353	52,700	49,355
Noninterest income	4,374	12,735	3,376	12,137	5,343	1,085	3,220	4,030
Noninterest expense	27,152	30,219	22,516	23,707	21,165	21,630	27,301	22,623

Loss before income taxes	(10,441)	(3,676)	(2,304)	(20,697)	(4,039)	(26,484)	(54,883)	(46,383)
Income taxes (benefit)	306	(647)	144	2,558	(1,221)	(11,648)	25,653	(21,067)

Net loss	(10,747)	(3,029)	(2,448)	(23,255)	(2,818)	(14,836)	(80,536)	(25,316)

Preferred dividends and discounts	(2,887)	(2,880)	(2,873)	(2,868)	(2,862)	(2,150)	(16,680)	—

Net loss available to common stockholders	$(13,634)	$(5,909)	$(5,321)	$(26,123)	$(5,680)	$(16,986)	$(97,216)	$(25,316)

Loss per common share:
Basic	$(1.30)	$(0.56)	$(0.51)	$(2.49)	$(0.54)	$(1.62)	$(9.30)	$(2.42)
Diluted	(1.30)	(0.56)	(0.51)	(2.49)	(0.54)	(1.62)	(9.30)	(2.42)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.3	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.4	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.5	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: May 12, 2010
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)