Form 10-Q
period 2010-06-30
TAYLOR CAPITAL GROUP INC
filed 2010-08-13
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At August 10, 2010, there were 18,312,772 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,459	$48,420
Short-term investments	1,051	49

Total cash and cash equivalents	58,510	48,469
Investment securities:
Available-for-sale, at fair value	1,365,136	1,271,271
Held-to-maturity, at amortized cost (fair value of $67.7 million at June 30, 2010)	65,283	—
Loans held for sale ($43.0 million accounted for at fair value at June 30, 2010)	78,437	81,853
Loans, net of allowance for loan losses of $100,500 and $106,185 at June 30, 2010 and December 31, 2009, respectively	2,858,727	2,847,290
Premises, leasehold improvements and equipment, net	14,616	15,515
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	36,484	31,210
Other real estate and repossessed assets, net	28,169	26,231
Other assets	79,868	81,663

Total assets	$4,585,230	$4,403,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$570,423	$659,146
Interest-bearing	2,472,543	2,317,654

Total deposits	3,042,966	2,976,800
Other borrowings	586,960	337,669
Accrued interest, taxes and other liabilities	55,575	60,925
Notes payable and other advances	445,000	627,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	85,367	55,695

Total liabilities	4,302,475	4,144,696

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A, 8% non-cumulative convertible perpetual, no shares issued and outstanding at June 30, 2010, 2,400,000 shares issued and outstanding at December 31, 2009, $25.00 liquidation value	—	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding, $1,000 liquidation value	99,603	98,844
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, 1,276,480 issued and outstanding at June 30, 2010, $25.00 liquidation value, no shares issued and outstanding at December 31, 2009	31,912	—
Common stock, $.01 par value; 45,000,000 shares authorized; 19,265,440 and 12,029,375 shares issued at June 30, 2010 and December 31, 2009, respectively; 18,312,772 and 11,076,707 shares outstanding at June 30, 2010 and December 31, 2009, respectively	193	120
Surplus	306,703	226,398
Accumulated deficit	(172,583)	(110,617)
Accumulated other comprehensive income, net	41,563	8,697
Treasury stock, at cost, 952,668 shares	(24,636)	(24,636)

Total stockholders’ equity	282,755	258,806

Total liabilities and stockholders’ equity	$4,585,230	$4,403,502

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Second Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$38,260	$39,552	$76,471	$78,919
Interest and dividends on investment securities:
Taxable	14,209	14,745	27,655	28,258
Tax-exempt	1,212	1,416	2,441	2,843
Interest on cash equivalents	1	2	2	12

Total interest income	53,682	55,715	106,569	110,032

Interest expense:
Deposits	11,994	18,223	24,436	38,282
Other borrowings	2,469	2,232	4,754	4,408
Notes payable and other advances	1,174	1,719	2,798	3,238
Junior subordinated debentures	1,446	1,541	2,884	3,141
Subordinated notes	1,921	1,620	3,552	3,237

Total interest expense	19,004	25,335	38,424	52,306

Net interest income	34,678	30,380	68,145	57,726
Provision for loan losses	43,946	39,507	65,076	55,070

Net interest income (loss) after provision for loan losses	(9,268)	(9,127)	3,069	2,656

Noninterest income:
Service charges	2,781	2,768	5,638	5,589
Trust and investment management fees	235	475	582	1,009
Mortgage origination revenue	1,892	—	2,195	—
Loss on disposition of bulk purchased mortgage loans	(5)	—	(2,027)	—
Gains on investment securities	142	7,595	1,575	8,259
Other derivative income (loss)	(42)	153	167	1,272
Other noninterest income	1,155	1,146	2,402	1,351

Total noninterest income	6,158	12,137	10,532	17,480

Noninterest expense:
Salaries and employee benefits	12,246	11,004	23,859	21,536
Occupancy of premises	2,208	2,013	4,250	4,062
Furniture and equipment	545	526	1,057	1,094
Non-performing asset expense	4,055	224	8,993	978
FDIC assessment	1,970	4,368	4,183	5,899
Legal fees, net	1,427	1,655	2,246	2,795
Early extinguishment of debt	—	—	—	527
Other noninterest expense	5,016	3,917	10,031	7,981

Total noninterest expense	27,467	23,707	54,619	44,872

Loss before income taxes	(30,577)	(20,697)	(41,018)	(24,736)
Income tax expense	306	2,558	612	1,337

Net loss	(30,883)	(23,255)	(41,630)	(26,073)
Preferred dividends and discounts	(1,693)	(2,868)	(4,580)	(5,730)
Implied non-cash preferred dividend	(15,756)	—	(15,756)	—

Net loss applicable to common stockholders	$(48,332)	$(26,123)	$(61,966)	$(31,803)

Basic loss per common share	$(3.35)	$(2.49)	$(4.97)	$(3.03)
Diluted loss per common share	(3.35)	(2.49)	(4.97)	(3.03)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (OCI)	Treasury Stock	Total
Balance at December 31, 2009	$60,000	$98,844	$—	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806
Conversion of Series A preferred to common stock	(60,000)	—	—	60	59,919	—	—	—	(21)
Implied non-cash preferred dividend	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of preferred stock, Series C, net of issuance costs	—	—	31,912	—	(979)	—	—	—	30,933
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	4,367	—	—	—	4,367
Issuance of restricted stock grants	—	—	—	1	—	—	—	—	1
Amortization of stock based compensation awards	—	—	—	—	1,254	—	—	—	1,254
Comprehensive loss:
Net loss	—	—	—	—	—	(41,630)	—	—	(41,630)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	34,939	—	34,939
Change in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	(2,073)	—	(2,073)

Total comprehensive loss									(8,764)

Preferred stock dividends declared, Series A-$0.50 per share	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	759	—	—	—	(3,380)	—	—	(2,621)

Balance at June 30, 2010	$—	$99,603	$31,912	$193	$306,703	$(172,583)	$41,563	$(24,636)	$282,755

Balance at December 31, 2008	$60,000	$97,314	$—	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Adoption of FSP FAS115-2 and 124-2, effective April 1, 2009	—	—	—	—	—	1,709	(1,033)	—	676
Preferred stock issuance cost, Series B	—	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	—	—	1,140	—	—	—	1,140
Tax benefit on stock awards	—	—	—	—	(447)	—	—	—	(447)
Comprehensive loss:
Net loss	—	—	—	—	—	(26,073)	—	—	(26,073)
Change in unrealized gains on available-for-sale investment securities, net of income taxes and reclassification adjustment	—	—	—	—	—	—	(3,525)	—	(3,525)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	(2,264)	—	(2,264)

Total comprehensive loss									(31,862)

Preferred stock dividends declared, Series A-$1.00 per share	—	—	—	—	—	(2,400)	—	—	(2,400)
Preferred stock dividends accumulated, Series B	—	796	—	—	—	(3,328)	—	—	(2,532)

Balance at June 30, 2009	$60,000	$98,110	$—	$121	$225,538	$(99,386)	$11,888	$(24,636)	$271,635

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(41,630)	$(26,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(167)	(1,272)
Gains on sales of investment securities	(1,575)	(8,259)
Amortization of premiums and discounts, net	1,270	(429)
Deferred loan fee amortization	(2,744)	(2,170)
Provision for loan losses	65,076	55,070
Loans originated for sale	(84,390)	—
Proceeds from loan sales	73,439	—
Depreciation and amortization	1,130	1,190
Deferred income tax expense	(11,046)	2,286
Losses on other real estate	6,598	666
Tax expense on stock options exercised or stock awards	—	(447)
Excess tax benefit on stock options exercised and stock awards	135	372
Cash received on termination of derivative instruments	—	6,630
Other, net	136	4,914
Changes in other assets and liabilities:
Accrued interest receivable	(755)	3
Other assets	12,748	11,343
Accrued interest, taxes and other liabilities	(4,150)	(8,304)

Net cash provided by operating activities	14,075	35,520

Cash flows from investing activities:
Purchases of available-for-sale securities	(267,057)	(618,208)
Purchases of held-to-maturity securities	(10,472)	—
Proceeds from principal payments and maturities of available-for-sale securities	107,484	193,048
Proceeds from principal payments and maturities of held-to-maturity securities	846	—
Proceeds from sales of available-for-sale securities	48,120	254,820
Net increase in loans	(76,978)	(8,928)
Net additions to premises, leasehold improvements and equipment	(231)	(163)
Purchases of FHLB and FRB stock	(5,274)	(6,111)
Additions to foreclosed property	—	(342)
Net proceeds from sales of other real estate	9,040	5,714

Net cash used by investing activities	(194,522)	(180,170)

Cash flows from financing activities:
Net increase in deposits	64,544	72,199
Net increase in other borrowings	249,291	39,684
Proceeds from notes payable and other advances	10,000	55,000
Repayments of notes payable and other advances	(192,000)	—
Net proceeds from issuance of subordinated debt	32,897	—
Proceeds from preferred stock issuance, net of costs	30,933	(27)
Common stock issuance costs	(21)	—
Excess tax benefit on stock options exercised and stock awards	(135)	(372)
Dividends paid	(5,021)	(5,146)

Net cash provided by financing activities	190,488	161,338

Net increase in cash and cash equivalents	10,041	16,688
Cash and cash equivalents, beginning of period	48,469	53,012

Cash and cash equivalents, end of period	$58,510	$69,700

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$39,466	$56,678
Income taxes	(4,851)	(14,968)

Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	$55,633	$—
Change in fair value of available-for-sale investments securities, net of tax	34,939	(3,525)
Transfer of portfolio loans to held-for-sale loans	33,659	—
Transfer of held-for-sale loans to portfolio loans	41,745	—
Available-for-sale investment securities, acquired, not yet settled	—	36,595
Loans transferred to other real estate and repossessed assets	17,576	15,929

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2010 and for the second quarter and six month periods ended June 30, 2010 and June 30, 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the second quarter and six month periods ended June 30, 2010 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$46,971	$315	$—	$47,286
Mortgage-backed securities:
Residential	858,078	36,145	(2,887)	891,336
Commercial	158,238	9,779	—	168,017
Collateralized mortgage obligations	131,633	4,771	—	136,404
State and municipal obligations	117,125	2,656	(69)	119,712
Other debt securities	2,235	146	—	2,381

Total available-for-sale	1,314,280	53,812	(2,956)	1,365,136

Held-to-maturity:
Mortgage-backed securities:
Residential	65,283	2,431	—	67,714

Total held-to-maturity	65,283	2,431	—	67,714

Total	$1,379,563	$56,243	$(2,956)	$1,432,850

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$44,956	$202	$(64)	$45,094
Mortgage-backed securities:
Residential	803,516	15,591	(9,075)	810,032
Commercial	159,688	2,249	(544)	161,393
Collateralized mortgage obligations	127,641	4,071	(1,614)	130,098
State and municipal obligations	120,716	1,787	(196)	122,307
Other debt securities	2,220	127	—	2,347

Total available-for-sale	$1,258,737	$24,027	$(11,493)	$1,271,271

As of June 30, 2010, the Company had $1.26 billion of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.25 billion, or 99.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $6.3 million were private-label mortgage related securities. Other debt securities at June 30, 2010 include $2.4 million of asset backed securities collateralized by student loans.

Investment securities with an approximate book value of $992 million at June 30, 2010 and $674 million at December 31, 2009, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.

During the second quarter and first six months of 2010, the Company had gross realized gains of $142,000 and $1.6 million, respectively, on the sale of available-for-sale investment securities compared to gross realized gains on the sale of available-for-sale investment securities of $7.6 million and $8.3 million, respectively, in the second quarter and first six months of 2009. No gross realized losses were recognized during the second quarter or first six months of 2010 or 2009.

The following table summarizes, for investment securities with unrealized losses as of June 30, 2010 and December 31, 2009, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	June 30, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Mortgage-backed securities:
Residential	$—	$—	$6,262	$(2,887)	$6,262	$(2,887)
State and municipal obligations	4,378	(56)	358	(13)	4,736	(69)

Temporarily impaired securities – Available-for-sale	$4,378	$(56)	$6,620	$(2,900)	$10,998	$(2,956)

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$14,906	$(64)	$—	$—	$14,906	$(64)
Mortgage-backed securities:
Residential	278,252	(5,365)	6,602	(3,710)	284,854	(9,075)
Commercial	62,802	(544)	—	—	62,802	(544)
Collateralized mortgage obligations	26,131	(166)	8,475	(1,448)	34,606	(1,614)
State and municipal obligations	14,521	(117)	930	(79)	15,451	(196)

Temporarily impaired securities – Available-for-sale	$396,612	$(6,256)	$16,007	$(5,237)	$412,619	$(11,493)

At June 30, 2010, the Company had four investment securities in an unrealized loss position for more than 12 months and had a total unrealized loss of $2.9 million. Of the four securities in an unrealized loss position, one security was from the Company’s state and municipal obligation portfolio and three securities were from its portfolio of private-label residential mortgage-backed securities.

The total unrealized loss for the state and municipal security which was in an unrealized loss position for more than 12 months at June 30, 2010, totaled $13,000, or about 3.5% of the total amortized cost of these securities. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings, and any credit enhancements in the form of insurance, and believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the three private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 5% of amortized cost. Because of the small level of impairment, the Company believes the decline in fair value was not credit related. The other two private-label residential mortgage related securities had a total unrealized loss of $2.7 million. As part of the Company’s normal procedures, these securities were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing was performed to evaluate other-than-temporary impairment. For the two private-label securities, the Company obtained fair value estimates from a separate independent source that performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities because of the lack of active trading in these securities. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, one of the two securities had other-than-temporary impairment recognized for the amount of the credit loss. The independent cash flow analysis performed at June 30, 2010 indicated that there was no additional credit loss on this security. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market and no other-than-temporary impairment charge was recorded.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2010.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$840	$841
Due after one year through five years	18,544	18,657
Due after five years through ten years	51,549	52,859
Due after ten years	95,398	97,022
Residential mortgage-backed securities	858,078	891,336
Commercial mortgage-backed securities	158,238	168,017
Collateralized mortgage obligations	131,633	136,404

Total available-for-sale	1,314,280	1,365,136

Held-to-maturity:
Residential mortgage-backed securities	65,283	67,714

Total held-to-maturity	65,283	67,714

Total investment securities	$1,379,563	$1,432,850

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $36.5 million at June 30, 2010 and $31.2 million at December 31, 2009. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of its outstanding FHLBC borrowings. At June 30, 2010, the Company had a $27.5 million investment in FHLBC stock, compared to $22.3 million at December 31, 2009. Since 2007, the FHLBC has been under a cease and desist order with its regulators that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital amount, its recent operating performance, its commitment to make required payments and the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of June 30, 2010, after evaluating these factors, considering that transactions of FHLBC stock in first half 2010 continue to occur at par value and that the Company’s redemption of $5.0 million of FHLBC stock in the fourth quarter of 2009 occurred at par, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	Dec. 31, 2009
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,335,411	$1,264,369
Commercial real estate secured	1,164,800	1,171,777
Residential construction and land	146,494	221,859
Commercial construction and land	140,473	142,584
Residential real estate mortgages	69,967	57,887
Home equity loans and lines of credit	82,850	86,227
Consumer	7,410	8,221
Other loans	11,826	557

Gross loans	2,959,231	2,953,481
Less: Unearned discount	(4)	(6)

Total loans	2,959,227	2,953,475
Less: Allowance for loan losses	(100,500)	(106,185)

Portfolio Loans, net	$2,858,727	$2,847,290

Loans Held for Sale:
Commercial and bulk purchased mortgage loans (at lower of cost or fair value	$35,404	$81,853
Originated mortgage loans (at fair value)	43,033	—

Loans Held for Sale	$78,437	$81,853

The total amount of loans transferred to third parties as loan participations at June 30, 2010 was $377.3 million, all of which has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Company continues to have involvement with these loans through relationship management and all servicing responsibilities.

At June 30, 2010, loans held for sale included $43.0 million of residential mortgage loans originated by Cole Taylor Mortgage, the Company’s new residential mortgage origination unit, for which the Company has elected to account for under the fair value options in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $41.7 million at June 30, 2010 and the resulting unrealized gain of $1.3 million was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

The bulk purchased mortgage loans and the commercial loans held for sale are accounted for at the lower of cost or fair value.

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule:

	June 30, 2010	December 31, 2009
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$58	$59
Nonaccrual loans	154,320	141,403

Total nonperforming loans	$154,378	$141,462

Performing restructured loans	$18,826	$1,196
Recorded balance of impaired loans:
With related allowance for loan loss	$119,344	$95,936
With no related allowance for loan loss	48,155	45,761

Total recorded balance of impaired loans	$167,499	$141,697

Allowance for loan losses related to impaired loans	$41,622	$33,640

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
NOW accounts	$294,605	$307,025
Savings account	40,672	41,479
Money market deposits	582,494	445,418
Time deposits:
Certificates of deposit	775,298	775,663
CDARS time deposits	167,117	116,256
Out-of-local-market certificates of deposit	100,173	79,015
Brokered certificates of deposit	464,500	484,035
Public time deposits	47,684	68,763

Total time deposits	1,554,772	1,523,732

Total	$2,472,543	$2,317,654

At June 30, 2010, time deposits in amount of $100,000 or more totaled $635.1 million compared to $539.1 million at December 31, 2009.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments of $1.7 million and $1.4 million at June 30, 2010 and December 31, 2009. Broker placement fees are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. Certain brokered CDs had an option that allowed the Company to call the CD before its stated maturity. When a brokered CD is called, any unamortized broker placement fee and fair value adjustment are written off and included in noninterest expense on the Consolidated Statements of Operations. At June 30, 2010 and June 30, 2009, the Company

had no brokered CDs that could be called before maturity. During the first six months of 2009, the Company wrote-off $527,000 of unamortized broker placement fees and fair value adjustments.

5. Other Borrowings:

Other borrowings at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010		December 31, 2009
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$25,213	0.17%	$45,453	0.16%
Term	418,553	2.23	200,000	4.05
Federal funds purchased	141,521	0.47	89,384	0.35
U.S. Treasury tax and loan note option	1,673	0.00	2,832	0.00

Total	$586,960	1.71%	$337,669	2.52%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank customers and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight. As of June 30, 2010 and December 31, 2009, the term repurchase agreements consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement - rate 0.38%, matured July 1, 2010	$101,032	$ —
Repurchase agreement - rate 0.38%, matured July 6, 2010	52,521	—
Repurchase agreement - rate 0.60%, due June 1, 2011	30,000	—
Repurchase agreement - rate 1.29%, due January 26, 2012	10,000	—
Repurchase agreement - rate 1.24%, due March 2, 2012	25,000	—
Repurchase agreement - rate 4.08%, due September 13, 2010, callable after December 13, 2007	40,000	40,000
Repurchase agreement - rate 4.02%, due October 11, 2010, callable after January 10, 2008	40,000	40,000
Repurchase agreement - rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement - rate 4.41%, due August 31, 2012, callable after August 31, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.58% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement - rate 4.31%, due September 27, 2012, callable after September 27, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.20% and a floor of 0.00%	40,000	40,000
Structured repurchase agreement - rate 3.70%, due December 13, 2012, callable after December 13, 2009, with embedded double interest rate caps on the 3 month LIBOR at 5.11% and a floor of 0.00%	20,000	20,000

Total term repurchase agreements	$418,553	$200,000

6. Notes Payable and Other Advances:

Notes payable and other advances at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	Dec. 31, 2009
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – matured March 31, 2010; $15.0 million maximum available at December 31, 2009, interest rate at December 31, 2009 was 5.00%	$—	$12,000

Total notes payable	—	12,000

Cole Taylor Bank:
Federal Reserve Bank Term Auction Facility – 0.25%, matured January 14, 2010	—	460,000
FHLB overnight advance, 0.17% at June 30, 2010	305,000	—
FHLB advance – 4.59%, matured April 5, 2010, callable after April 4, 2008	—	25,000
FHLB advance – 0.62%, due November 10, 2010	10,000	10,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 0.91%, due June 1, 2011	10,000	10,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 1.39%, due January 11, 2012	10,000
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	445,000	615,000

Total notes payable and other advances	$445,000	$627,000

The Company had a $15.0 million revolving credit facility, which was repaid prior to its March 31, 2010 maturity.

At June 30, 2010, the FHLBC advances were collateralized by $732.0 million of investment securities and blanket liens on $193.5 million of qualified first-mortgage residential and home equity loans and $63.5 million in commercial real estate. Based on the value of collateral pledged at June 30, 2010, the Bank had additional borrowing capacity at the FHLBC of $395.7 million. In comparison, at December 31, 2009, the FHLBC advances were collateralized by $352.0 million of investment securities and a blanket lien on $143.0 million of qualified first-mortgage residential and home equity loans with additional borrowing capacity of $278.7 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2010, the Bank pledged $785.7 million of commercial loans as collateral for an available $483.3 million borrowing capacity at the FRB. At December 31, 2009, the Bank also participated in the FRB’s Term Auction Facility. At December 31, 2009, the Bank pledged $85.3 million of securities and $790.8 million of commercial loans for these borrowings at the FRB. During the first quarter of 2010, the Bank replaced its borrowing under the Term Auction Facility as the FRB plans to phase out the program.

7. Subordinated Notes:

In May 2010, the Company issued $33.9 million of 8% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 8% and will mature on May 28, 2020, but may be prepaid at the Company’s option on or after May 28, 2012. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, which represents an aggregate of 848,450 shares of common stock. The warrants will not be exercisable until November 24, 2010 and the warrants will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants net of issuance costs, totaling $4.3 million at the issuance date in May 2010, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet. The subordinated notes qualify as Tier II capital for regulatory purposes.

8. Stockholders’ Equity:

In May 2010, the Company increased its capital to provide additional liquidity to continue to act as a source of strength for the Bank, to better align the Company’s capital position to its peers and to support future growth plans.

The Company converted all of its Series A convertible Preferred stock totaling $60.0 million into common equity by issuing a total of 7.2 million shares of common stock, that included 1.2 million shares as an inducement to convert into common stock. The fair value of the 1.2 million common shares issued as an inducement, which totaled $15.8 million, was considered a noncash implied dividend to holders of the Series A Preferred reduced retained earnings and resulted in no net impact to total stockholders’ equity. In the second quarter of 2010, the period in which the inducement shares were issued, the noncash implied dividend of $15.8 million was an additional deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations and were considered in the determination of basic and diluted loss per common share. Effective immediately after the payment of the quarterly dividend on April 15, 2010, the Company did not declare nor pay any further dividends on the Series A preferred stock.

In connection with a private placement in May 2010, the Company issued a total of 1,276,480 shares of 8% non-cumulative, convertible perpetual preferred stock, Series C Preferred with a purchase price and liquidation preference of $25.00 per share. Each share of Series C Preferred can be converted into 2.03583 shares of the Company’s common stock at a conversion price of $12.28 per common share. The Series C Preferred is convertible into an aggregate of 2,598,696 shares of the Company’s common stock at the option of the preferred stockholders at any time and is convertible at the Company’s option any time after the earlier of May 28, 2015 or the first date on which the volume-weighted average per share price of the Company’s common stock equals or has exceed 130% of the then applicable conversion price of the Series C Preferred for at least 20 trading days within any period of 30 consecutive trading days occurring after May 28, 2013.

In connection with the issuance of $33.9 million of subordinated notes in May 2010, the Company issued detachable warrants to purchase an aggregate amount of 848,450 shares of the Company’s common stock. The exercise price of the warrants is $12.28 and they are exercisable on or after November 24, 2010 and will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value allocated to the warrants net of issuance costs, totaling $4.4 million at the issuance date in May 2010, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet.

The terms of the Series B Preferred require the Company to obtain consent, under certain circumstances, before paying dividends on common shares, and the terms of the junior subordinated debentures and Series C Preferred place defined restrictions on the Company’s ability to pay common dividends in the event of deferral of the payment of interest or dividends on those securities. Consistent with past practice, the Company provides notice to its regulators before the payment of any dividends on the Series B Preferred or Series C Preferred .

9. Other Comprehensive Income (“OCI”):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Quarter Ended June 30, 2010			For the Quarter Ended June 30, 2009
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$27,847	$(1,476)	$26,371	$(5,652)	$(3,737)	$(9,389)
Less: reclassification adjustment for gains included in net loss	(142)	57	(85)	(7,595)	3,009	(4,586)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	27,705	(1,419)	26,286	(13,247)	(728)	(13,975)
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	(532)	211	(321)	—	—	—
Change in net unrealized loss from cash flow hedging instruments	(1,010)	400	(610)	—	—	—
Change in net deferred gain from termination of cash flow hedging instruments	(195)	79	(116)	(1,642)	650	(992)

Other comprehensive income (loss)	$25,968	$(729)	$25,239	$(14,889)	$(78)	$(14,967)

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$39,896	$(4,006)	$35,890	$4,240	$(2,778)	$1,462
Less: reclassification adjustment for gains included in net loss	(1,575)	624	(951)	(8,259)	3,272	(4,987)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	38,321	(3,382)	34,939	(4,019)	494	(3,525)
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	(532)	211	(321)	—	—	—
Change in net unrealized loss from cash flow hedging instruments	(1,010)	400	(610)	—	—	—
Change in net deferred gain from termination of cash flow hedging instruments	(1,896)	754	(1,142)	(3,749)	1,485	(2,264)

Other comprehensive income (loss)	$34,883	$(2,017)	$32,866	$(7,768)	$1,979	$(5,789)

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with ASC Topic 740 (Income Taxes).

10. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for both the quarter and six month periods ended June 30, 2010, all common stock equivalents, which consisted of 937,963 options outstanding to purchase shares of common stock, 3,711,097 warrants to purchase shares of common stock, and the Series C Preferred which could be converted into 2,598,696 shares of common stock, were considered antidilutive and not included in the computation of diluted earnings per share. For both the quarter and six month periods ended June 30, 2009, 634,625 options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock and the convertible Series A Preferred stock which could be converted into 6,000,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Net loss	$(30,883)	$(23,255)	$(41,630)	$(26,073)
Preferred dividends and discounts	(1,693)	(2,868)	(4,580)	(5,730)
Implied non-cash preferred dividend	(15,756)	—	(15,756)	—

Net loss available to common stockholders	$(48,332)	$(26,123)	$(61,966)	$(31,803)

Weighted-average common shares outstanding	14,408,469	10,492,789	12,472,822	10,482,212
Dilutive effect of common stock equivalents	—	—	—	—

Diluted weighted-average common shares outstanding	14,408,469	10,492,789	12,472,822	10,482,212

Basic loss per common share	$(3.35)	$(2.49)	$(4.97)	$(3.03)
Diluted loss per common share	(3.35)	(2.49)	(4.97)	(3.03)

11. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. The stock options granted during the first quarter of 2010, had a weighted average grant date fair value of $4.44 per share. The weighted average assumptions used in the determination of the grant date fair value included a risk-free interest rate of 2.5687%, an expected stock price volatility of 55.00%, an expected dividend payout of 0.00% and an expected option life of 5.25 years. The stock options granted in the first quarter of 2010 vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the six month period ended June 30, 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	813,099	$18.76
Granted	172,450	8.75
Exercised	—	—
Forfeited	(3,980)	11.63
Expired	(43,606)	25.23

Outstanding at June 30, 2010	937,963	16.65

Exercisable at June 30, 2010	495,410	23.91

As of June 30, 2010, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $1.5 million and the weighted-average period over which these costs are expected to be recognized is approximately 3.2 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. However, for certain restricted stock awards granted in 2010, vesting will be dependent on completion of service requirements and the repayment of the Series B Preferred stock. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the six month period ended June 30, 2010:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	572,322	$15.06
Granted	36,575	12.03
Vested	(36,500)	27.13
Forfeited	(510)	18.53

Nonvested at June 30, 2010	571,887	14.09

As of June 30, 2010, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $5.7 million and the weighted-average period over which these costs are expected to be recognized is approximately 2.7 years.

12. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, and cash flows related to FHLB advances and repurchase agreements. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are also considered derivatives. The following table describes the derivative instruments outstanding at June 30, 2010:

Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/ Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD Interest Rate Swaps—pay variable/receive fixed	$45,837	Receive 2.93% Pay 0.388%	4.8 yrs	Other assets/ Noninterest income	$1,860
Cash flow hedging derivative instruments:
Interest Rate Corridors	300,000	0.29%-1.29%	2.1 yrs	Other assets/OCI	2,505

Total hedging derivative instruments	$345,837
Non-hedging derivative instruments:
Customer Interest Rate Swap—pay fixed/receive variable	197,499	Pay 4.13% Receive 0.625%	2.8 yrs	Other liabilities/ Noninterest income	(12,848)
Customer Interest Rate Swap—receive fixed/pay variable	197,499	Receive 4.13% Pay 0.625%	2.8 yrs	Other assets/ Noninterest income	12,568
Interest Rate Lock Commitments	104,136	NA	0.1 yrs	Other assets/ Noninterest income	1,271
Forward Loan Commitments	78,386	NA	0.2 yrs	Other assets/ Noninterest income	(916)

Total non-hedging derivative instruments	577,520

Total derivative instruments	$923,357

During the first six months of 2010, the Company entered into $45.8 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $30,000 for the second quarter 2010 and $40,000 for the six months ended June 30, 2010, and was recorded in noninterest income.

The Company also entered into $300.0 million of notional amount interest rate corridors during the first six months of 2010, which are designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1 month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in other comprehensive income. There was no ineffectiveness on the interest rate corridors for the first six months of 2010.

The Company enters into interest rate lock commitments and forward loan sales as a normal part of Cole Taylor Mortgage’s business. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in income currently in noninterest income.

13. Fair Value:

On January 1, 2008, the Company adopted FASB ASC 820 – Fair Value Measurements and Disclosures. On January 1, 2010, the Company elected to account for all residential mortgage loans originated by Cole Taylor Mortgage and currently held for sale at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. The Company has not elected the fair value option for any other financial asset or liability.

Fair Value Measurement

In accordance with FASB ASC 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are defined as follows.

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

Derivatives:

The Company has determined that its derivative instrument valuations, except for the mortgage derivatives, are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts and guarantees.

Mortgage derivatives:

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of forward loan sale contracts is based upon quoted prices for similar assets in active market that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based upon unobservable inputs that reflects management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Loans held for sale:

At June 30, 2010, loans held for sale included of $43.0 million residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.

In addition, the Company has certain residential mortgage loans that it acquired in a bulk purchase transaction and nonaccrual commercial loans classified as held for sale. These loans may be recorded at the lower of cost or fair value and are recorded at fair value on a nonrecurring basis. For the residential mortgage loans held for sale, the fair value is based upon quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy. The fair value of the commercial loans was determined based upon the estimated net contracted sales price, less cost to sell and was classified in Level 2 of the fair value hierarchy.

Loans:

The Company does not record loans at their fair value on a recurring basis. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At June 30, 2010, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

Other real estate owned and repossessed assets:

The Company does not record other real estate owned (“OREO”) and repossessed assets at fair value on a recurring basis. At foreclosure or obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated costs to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon Management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,365,136	$—	$1,365,136	$—
Loans held for sale accounted for at fair value	43,033	—	43,033	—
Assets held in employee deferred compensation plans	2,336	2,336	—	—
Derivative instruments	16,933	—	16,933
Mortgage derivative instruments	1,271	—	—	1,271
Liabilities:
Derivative instruments	12,848	—	12,848	—
Mortgage derivative instruments	916	—	916	—

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,271,271	$—	$1,271,271	$—
Assets held in employee deferred compensation plans	2,461	2,461	—	—
Derivative instruments	10,630	—	10,630	—
Liabilities:
Derivative instruments	10,216	—	10,216	—

The table below includes a rollforward of the Consolidated Balance Sheet amounts for the quarter and six months ended June 30, 2010 and 2009 (including the change in fair value) for financial instruments measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Beginning Balance	$ —	$ —	$ —	$ —
Realized/unrealized gains/(losses) included in Net Income (Loss)	—	—	—	—
Purchases, issuances and settlements, net	1,271	—	1,271	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value at period end	$1,271	$ —	$1,271	$ —

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value, loans held for sale accounted for at the lower of cost or fair value, and OREO and repossessed assets.

	As of June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$109,386	$ —	$97,668	$11,718
Other real estate and repossessed assets	24,247	—	4,999	19,248

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$83,868	$ —	$68,269	$15,599
Other real estate and repossessed assets	18,064	—	7,725	10,339

At June 30, 2010, the Company had $11.7 million of impaired loans and $19.2 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The change in Level 3 carrying value of impaired loans represents sales, payments or net chargeoffs of $3.7 million, an additional impaired loan with a fair value of $122,000 and a resulting charge to earnings of $227,000 to reduce this loan to fair value. The change in Level 3 OREO and repossessed assets during the first six months of 2010 included $14.6 million of additions, $4.0 million of sales and $1.7 million of net writedowns that were included in the Consolidated Results of Operations.

Fair Value of Financial Instruments

The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company can use significant estimations and present value calculations for the purposes of calculating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimations

The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below.

Cash and Cash Equivalents:

The carrying amount of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximates fair value since their maturities are short-term.

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

Loans Held For Sale:

For the residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets. For commercial loans held for sale, the fair value has been determined based upon the estimated net contracted sales prices, less cost to sell.

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

Derivative Financial Instruments:

The carrying amount and fair value of derivative financial instruments, such as interest rate swap, floors, collars, and corridors are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The Company also has derivative financial instruments associated with Cole Taylor Mortgage including forward loan sales and interest rate lock commitments. The fair value of the forward loan sales is based on quoted market prices for similar assets in active markets. The fair value of interest rate lock commitments is determined based on an internal valuation model using management assumptions and rate and pricing information from each loan commitment transaction. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes and other liabilities.

Other Assets:

Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan. The carrying value of these assets approximates their fair value and is based on quoted market prices.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$58,510	$58,510	$48,469	$48,469
Investments	1,430,419	1,432,850	1,271,271	1,271,271
Loans held for sale	78,437	79,097	81,853	82,104
Loans, net of allowance	2,858,727	2,847,120	2,847,290	2,799,863
Investment in FHLB and Federal Reserve Bank stock	36,484	36,484	31,210	31,210
Accrued interest receivable	17,408	17,408	16,653	16,653
Derivative financial instruments	18,204	18,204	10,630	10,630
Other assets	2,336	2,336	2,461	2,461

Total financial assets	$4,500,525	$4,492,009	$4,309,837	$4,262,661

Financial Liabilities:
Deposits without stated maturities	$1,488,194	$1,488,194	$1,453,069	$1,453,069
Deposits with stated maturities	1,554,772	1,582,720	1,523,731	1,554,230
Other borrowings	586,960	599,025	337,669	352,352
Notes payable and other advances	445,000	448,797	627,000	630,709
Accrued interest payable	10,059	10,059	11,457	11,457
Derivative financial instruments	13,764	13,764	10,216	10,216
Junior subordinated debentures	86,607	57,187	86,607	50,583
Subordinated notes	85,367	80,139	55,695	53,792

Total financial liabilities	$4,270,723	$4,279,885	$4,105,444	$4,116,408

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,418	$4,418	$3,485	$3,485
Standby letters of credit	222	222	307	307

Total off-balance-sheet financial instruments	$4,640	$4,640	$3,792	$3,792

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

14. Subsequent Events:

Events subsequent to the balance sheet date of June 30, 2010 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (“the Bank”). We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them. We also provide asset-based lending and residential mortgage origination services outside the Chicago region in other geographic markets.

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

Recent Legislation Impacting the Financial Services Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. We expect the Dodd-Frank Act to significantly impact the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and holding companies. This new law requires adoption of new rules and regulation by various federal agencies and requires extensive additional reporting. The federal agencies are given significant discretion in drafting implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

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

Income Taxes

We maintained net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially our entire deferred tax asset because it is more likely than not that all of these deferred tax assets will not be realized. This determination was based largely on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

Derivative Financial Instruments

We use derivative financial instruments (“derivatives”), including interest rate exchange, floor, collar and corridor agreements, as well as interest rate lock and forward loan sale commitments to either accommodate individual customer needs or to assist in interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheet as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

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

The estimates of fair values of certain of our derivative instruments, such as interest rate exchange, floor, collar and corridor derivatives, as well as interest rate lock and forward loan commitments, are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

Valuation of Investment Securities

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for these selected securities. When the discounted cash flow analysis obtained from the independent pricing sources indicates that all future principal and interest payments are expected to be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we expect not to be able to recover our entire investment, then an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment that related to factors other than the credit loss is recognized in other comprehensive income. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss, and prepayments, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our statement of operations.

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

•

negative developments and further disruption in the credit and lending markets impacting our business and the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

•	the decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high volume of loans secured by commercial real estate in our portfolio;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	uncertainty in estimating the fair value of loans held for sale and the possibility that we will not be able to dispose of these assets on terms acceptable to us;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•	the risks associated with attracting and retaining experienced and qualified personnel, including our senior management and other key personnel in our core business lines.

•	the risks associated with the establishment of our new residential loan origination line of business, including the expansion into new geographic markets;

•	the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products;

•	the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth;

•	a continuation of the recent unprecedented volatility in the capital markets;

•	the effectiveness of our hedging transactions and their impact on our future results of operations;

•	changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition;

•	changes in legislation, including the Dodd-Frank Act, or regulatory and accounting principles, policies or guidelines affecting our business, including those relating to capital requirements; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

RESULTS OF OPERATIONS

Overview

We reported a net loss applicable to common stockholders of $48.3 million, or ($3.35) per diluted common share outstanding, for the second quarter of 2010, compared to a net loss applicable to common stockholders of $26.1 million, or ($2.49) per diluted common share, in the second quarter of 2009. For the quarter and six month periods ended June 30, 2010, the loss applicable to common stockholders of $62.0 million, or ($4.97) per diluted common share, compared to a net loss applicable to common stockholders of $31.8 million, or ($3.03) per diluted share, during the first six months of 2009. For the quarter and six month period ending June 30, 2010 loss applicable to common shareholders included a one-time, non-cash charge of $15.8 million, or $1.09 per diluted share, representing an inducement to the holders of all of the Company’s Series A preferred stock who converted their Series A preferred shares into common stock as part of the recently completed exchange offer. This non-cash charge and a higher provision for loan losses, coupled with lower noninterest income and higher noninterest expense, more than offset higher net interest income.

Highlights

•

Pre-tax, pre-provision earnings from core operations increased 51.1% to $17.3 million for the quarter ended June 30, 2010, as compared to $11.4 million for the quarter ended June 30, 2009. During the first six months of 2010, pre-tax, pre-provision earnings from core operations increased by 36.5% to $31.5 million from $23.1 million.

•

In the second quarter of 2010, total revenue (net interest income plus noninterest income less security gains and losses) was $40.7 million up from $34.9 million for the second quarter 2009. For the six months ended June 2010, total revenue was $77.1 million, a 15.2% increase from $66.9 million for the same period in 2009.

•

Our net interest margin was 3.17% for the second quarter of 2010, compared to 2.76% for the second quarter of 2009, an increase of 41 basis points. Our net interest margin was 3.16% during the first six months of 2010 as compared to 2.67% during the first six months of 2009.

•

Noninterest expense increased $3.8 million to $27.5 million in the second quarter of 2010, as compared to $23.7 million during the second quarter of 2009. For the first six months of 2010, noninterest expense was $54.6 million, an increase of $9.7 million as compared to $44.9 million of noninterest expense during the first six months of 2009. Excluding nonperforming asset expense, noninterest expense was down slightly to $23.4 million for the second quarter of 2010 compared to $23.5 million for the second quarter 2009.

•

Nonperforming assets were $182.5 million, or 3.98% of total assets on June 30, 2010, compared to $167.7 million, or 3.81% of total assets on December 31, 2009. In addition, our provision for loan losses was $43.9 million for the second quarter of 2010 and $65.1 million during the first six months of 2010. In comparison, the provision for loan losses was $39.5 million for the second quarter of 2009 and $55.1 million during the first six months of 2009.

•

On July 15, 2010 the Company closed a bulk sale of nonperforming assets. The nonperforming asset figures in the preceding bullet are not adjusted for that loan sale. Adjusting for the sale, total nonaccrual and nonperforming assets would be lower by $18.2 million dollars and nonperforming assets as a percentage of total assets would drop to 3.60%

On May 28, 2010, we completed our previously announced capital transactions. The transactions provide additional liquidity in order for us to continue to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans. On one of these transactions, all of the holders of the $60 million Series A preferred stock agreed to convert their preferred shares into common equity. By its terms, the Series A preferred stock was convertible into 6.0 million shares of common stock. In addition, we issued an additional 1.2 million common shares to induce the Series A preferred holders to convert. In total, $60 million of preferred shares were converted to 7.2 million shares of common equity. The Company also raised $75 million in new capital which included a private placement of non-cumulative, convertible Series C Preferred stock and subordinated debt. Currently, $9.1 million of this amount is held in escrow pending regulatory approval.

In January 2010, we established Cole Taylor Mortgage by hiring a team of individuals with extensive mortgage banking experience. This unit began originating loans during the first quarter of 2010 and had positive operating profit (revenues less noninterest expenses) during the second quarter of 2010. It is expected that this unit’s origination volumes will increase as operations continue to grow. Cole Taylor Mortgage does business in 11 states and recently expanded into the California broker market, which is the largest in the country. We anticipate loan production to come from relationships with mortgage brokers, retail originations and from our Bank’s branch locations. We expect that this new line of business to be a source of fee income for us and provide additional earnings diversification.

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

	For the Quarter Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Loss before income taxes	$(30,577)	$(20,697)	$(41,018)	$(24,736)
Add back (subtract):
Provision for loan losses	43,946	39,507	65,076	55,070
Nonperforming asset expense	4,055	224	8,993	978
Gain on investment securities	(142)	(7,595)	(1,575)	(8,259)

Pre-tax, pre-provision earnings from core operations	$17,282	$11,439	$31,476	$23,053

Net Interest Income

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Net interest income was $34.7 million for the second quarter of 2010, an increase of $4.3 million, or 14.1%, from $30.4 million of net interest income in the second quarter of 2009. Net interest income for the second quarter of 2010, benefited from the low interest rate environment and resulted in a higher net interest margin.

Our net interest margin was 3.17% for the second quarter of 2010, compared to 2.76% for the second quarter of 2009, an increase of 41 basis points. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Net interest margin increased quarter over quarter primarily due to a decrease in our cost of funds. Our cost of funds in the second quarter of 2010 was 2.07%, compared to 2.82% during the second quarter of 2009, a decrease of 75 basis points. From the first quarter of 2010 to the second quarter of 2010, our cost of funds benefited from the continued repricing of term deposits to lower current rates and the reduced reliance on more costly out-of-market funds, such as brokered certificates of deposits (“CDs”). The average cost of time deposits was 2.41% during the second quarter of 2010 as compared to 3.47% during the second quarter of 2009.

Offsetting the lower cost of funds were lower interest earning asset yields, which declined 12 basis points from 5.00% in the second quarter of 2009 to 4.88% in the second quarter of 2010. The lower yield on interest-earning assets reflected the shift from higher yielding loan balances to lower yielding investments. Average loan balance fell nearly $150 million in the second quarter of 2010 compared to second quarter of 2009. The investment portfolio average balances grew to $1.3 billion for the second quarter 2010 from $1.2 billion for the second quarter of 2009. The lower rate environment negatively impacted the yields on the investment portfolio as rates declined 56 basis points from 4.89% in the second quarter of 2009 to 4.33% in the second quarter of 2010. These decreases were somewhat mitigated by higher yields on loans which are up to 5.06% in the second quarter of 2010 from 4.89% in the second quarter of 2009 as a result of our efforts to improve loan pricing, including the use of interest rate floors.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net interest income was $68.1 million for the first six months of 2010, compared to $57.7 million during the same six month period a year ago, an increase of $10.4 million, or 18.0%. Net interest income for the first six months of 2010 benefited from the lower interest rate environment, which resulted in a 49 basis point increase in the net interest margin.

Our net interest margin was 3.16% during the first six months of 2010 as compared to 2.67% during the first six months of 2009. This increase was largely due to lower interest- bearing funding cost which decreased to 2.14% for the six months ended June 30, 2010 from 2.95% for the six months ended June 30, 2009. Funding costs were lower in the six months ended June 30, 2010, due to a sizeable decrease in term deposit rates, which fell over 100 basis points from the six months ended June 30, 2009, as these deposits continue to reprice in the low interest rate environment to current market rates.

Offsetting the lower cost of funds were fluctuations in rates and volume of our earning assets. Average loan volumes declined for the six month period ended June 30, 2010 to $3.0 billion from $3.2 billion for the same period a year ago, as we continue to reposition the loan portfolio to reduce exposure to certain industries and sectors along with loan charge-offs and lower customer line usage. The low rate environment also had a negative impact on our investment portfolio. For the six month period ended June 30, 2010, the yield on our investment securities was 4.35%, compared to 5.10% for the same period a year ago or a 75 basis point reduction.

Rate vs. Volume Analysis of Net Interest Income

The following table presents for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis using a tax rate of 35.0%.

	Quarter Ended June 30, 2010 Over Quarter Ended June 30, 2009 Increase/(Decrease)			Six Months Ended June 30, 2010 Over Six Months Ended June 30, 2009 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$960	$(1,810)	$(850)	$3,286	$(4,508)	$(1,222)
Cash equivalents	—	(1)	(1)	(6)	(4)	(10)
Loans	(1,927)	631	(1,296)	(4,551)	2,096	(2,455)

Total interest-earning assets			(2,147)			(3,687)

INTEREST PAID ON:
Interest-bearing deposits	(1,618)	(4,611)	(6,229)	(4,515)	(9,331)	(13,846)
Total borrowings	1,161	(1,263)	(102)	2,545	(2,581)	(36)

Total interest-bearing liabilities			(6,331)			(13,882)

Net interest income, tax-equivalent	$(1,271)	$5,455	$4,184	$(1,634)	$11,829	$10,195

Tax-Equivalent Adjustments to Yields and Margins

As part of the evaluation of net interest income, we analyze our consolidated average balances, our yield on average interest-earning assets and the costs of average interest-bearing liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average balance of assets or liabilities. Because management analyzes net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis, assuming a tax rate of 35.0%. This assumed tax rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net interest income as stated	$34,678	$30,380	$68,145	$57,726
Tax equivalent adjustment-investments	653	763	1,314	1,531
Tax equivalent adjustment-loans	25	29	50	57

Tax equivalent net interest income	$35,356	$31,172	$69,509	$59,314

Yield on earning assets without tax adjustment	4.82%	4.93%	4.85%	4.96%
Yield on earning assets - tax equivalent	4.88%	5.00%	4.91%	5.03%

Net interest margin without tax adjustment	3.11%	2.69%	3.10%	2.60%
Net interest margin - tax equivalent	3.17%	2.76%	3.16%	2.67%

Net interest spread without tax adjustment	2.74%	2.11%	2.71%	2.01%
Net interest spread - tax equivalent	2.81%	2.18%	2.77%	2.08%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended June 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,312,750	$14,209	4.33%	$1,205,166	$14,745	4.89%
Tax-exempt (tax-equivalent) (2)	118,541	1,865	6.29	136,597	2,179	6.38

Total investment securities	1,431,291	16,074	4.49	1,341,763	16,924	5.05

Cash Equivalents	656	1	0.60	527	2	1.50

Loans (2) (3):
Commercial and commercial real estate	2,822,806	35,609	4.99	3,031,816	37,483	4.89
Residential real estate mortgages	114,189	1,249	4.38	53,892	779	5.78
Home equity and consumer	97,635	1,043	4.28	102,032	1,076	4.23
Fees on loans		384			243

Net loans (tax-equivalent) (2)	3,034,630	38,285	5.06	3,187,740	39,581	4.98

Total interest-earning assets (2)	4,466,577	54,360	4.88	4,530,030	56,507	5.00

NON-EARNING ASSETS:
Allowance for loan losses	(108,697)			(136,438)
Cash and due from banks	74,707			58,567
Accrued interest and other assets	140,443			118,375

TOTAL ASSETS	$4,573,030			$4,570,534

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$809,481	2,244	1.11	$655,118	$1,928	1.18
Savings deposits	40,760	7	0.07	42,227	8	0.08
Time deposits	1,620,115	9,743	2.41	1,883,058	16,287	3.47

Total interest-bearing deposits	2,470,356	11,994	1.95	2,580,403	18,223	2.83

Other borrowings	589,684	2,469	1.66	387,221	2,232	2.28
Notes payable and other advances	462,439	1,174	1.00	497,735	1,719	1.37
Junior subordinated debentures	86,607	1,446	6.68	86,607	1,541	7.12
Subordinated notes	66,860	1,921	11.49	55,447	1,620	11.69

Total interest-bearing liabilities	3,675,946	19,004	2.07	3,607,413	25,335	2.82

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	584,246			578,020
Accrued interest, taxes, and other liabilities	43,482			77,124

Total noninterest-bearing liabilities	627,728			655,144

STOCKHOLDERS’ EQUITY	269,356			307,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,573,030			$4,570,534

Net interest income (tax-equivalent) (2)		$35,356			$31,172

Net interest spread (tax-equivalent) (2) (4)			2.81%			2.18%

Net interest margin (tax-equivalent) (2) (5)			3.17%			2.76%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,272,461	$27,655	4.35%	$1,109,430	$28,258	5.10%
Tax-exempt (tax-equivalent) (2)	119,260	3,755	6.30	137,273	4,374	6.37

Total investment securities	1,391,721	31,410	4.51	1,246,703	32,632	5.24

Cash Equivalents	476	2	0.84	1,495	12	1.60

Loans (2) (3):
Commercial and commercial real estate	2,812,026	71,268	5.04	3,057,063	74,700	4.86
Residential real estate mortgages	118,379	2,632	4.45	53,869	1,556	5.78
Home equity and consumer	98,359	2,079	4.26	102,066	2,166	4.28
Fees on loans		542			554

Net loans (tax-equivalent) (2)	3,028,764	76,521	5.09	3,212,998	78,976	4.96

Total interest-earning assets (2)	4,420,961	107,933	4.91	4,461,196	111,620	5.03

NON-EARNING ASSETS:
Allowance for loan losses	(110,015)			(133,851)
Cash and due from banks	74,435			58,510
Accrued interest and other assets	141,139			116,935

TOTAL ASSETS	$4,526,520			$4,502,790

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$759,128	$4,289	1.14	$660,077	$3,556	1.09
Savings deposits	40,904	15	0.07	42,183	16	0.08
Time deposits	1,591,906	20,132	2.55	1,904,277	34,710	3.68

Total interest-bearing deposits	2,391,938	24,436	2.06	2,606,537	38,282	2.96

Other borrowings	535,659	4,754	1.77	363,949	4,408	2.41
Notes payable and other advances	541,867	2,798	1.03	462,657	3,238	1.39
Junior subordinated debentures	86,607	2,884	6.66	86,607	3,141	7.25
Subordinated notes	61,335	3,552	11.58	55,399	3,237	11.69

Total interest-bearing liabilities	3,617,406	38,424	2.14	3,575,149	52,306	2.95

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	595,363			548,766
Accrued interest, taxes, and other liabilities	46,766			72,323

Total noninterest-bearing liabilities	642,129			621,089

STOCKHOLDERS’ EQUITY	266,985			306,552

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,526,520			$4,502,790

Net interest income (tax-equivalent) (2)		$69,509			$59,314

Net interest spread (tax-equivalent) (2) (4)			2.77%			2.08%

Net interest margin (tax-equivalent) (2) (5)			3.16%			2.67%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service charges	$2,781	$2,768	$5,638	$5,589
Trust and investment management fees	235	475	582	1,009
Mortgage origination revenue	1,892	—	2,195	—
Loss on disposition of bulk purchased mortgage loans	(5)	—	(2,027)	—
Gains on investment sales	142	7,595	1,575	8,259
Other derivative income (loss)	(42)	153	167	1,272
Letter of credit and other loan fees	979	507	1,987	713
Other noninterest income	176	639	415	638

Total noninterest income	$6,158	$12,137	$10,532	$17,480

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Total noninterest income was $6.2 million during the second quarter of 2010, compared to $12.1 million in the second quarter of 2009, a decrease of $5.9 million. Excluding the impact of gains on investment sales, noninterest income increased 32.5% from $4.5 million in second quarter 2009 to $6.0 million in the second quarter of 2010. The increase is mainly due to mortgage origination income generated from Cole Taylor Mortgage, which totaled $1.9 million during the second quarter of 2010. This increase is somewhat offset by lower trust fees as our corporate trust business was sold in April 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Total noninterest income was $10.5 million during the first six months of 2010, compared to $17.5 million in the first six months of 2009. Noninterest income decreased due to lower gains on investment security sales, which dropped from $8.3 million as of June 30, 2009 to $1.6 million as of June 30, 2010 and a loss on disposition of bulk purchased loans in the first quarter of 2010 of $2.0 million. Excluding the impact of those two items, noninterest income grew to $11.0 million for the first six months of 2010 from $9.2 million for the same period a year ago. Most of the increase was due to $2.2 million mortgage origination revenue from Cole Taylor Mortgage and higher standby letter of credit fees from our expanding asset based lending group, Cole Taylor Business Capital. This increase was somewhat offset by lower trust fees from the corporate trust business that was sold in April 2010, and lower derivative income.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$10,799	$ 9,711	$21,432	$19,074
Sign-on bonuses and severance	41	20	41	279
Incentives, commissions, and retirement benefits	1,406	1,273	2,386	2,183

Total salaries and employee benefits	12,246	11,004	23,859	21,536
Occupancy of premises, furniture and equipment	2,753	2,539	5,307	5,156
Nonperforming asset expense	4,055	224	8,993	978
FDIC assessment	1,970	4,368	4,183	5,899
Legal fees, net	1,427	1,655	2,246	2,795
Early extinguishment of debt	—	—	—	527
Other noninterest expense	5,016	3,917	10,031	7,981

Total noninterest expense	$27,467	$23,707	$54,619	$44,872

Efficiency Ratio	67.50%	67.89%	70.84%	67.03%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Noninterest expense increased $3.8 million, or 15.9%, to $27.5 million in the second quarter of 2010, as compared to $23.7 million during the second quarter of 2009. The higher level of noninterest expense during the second quarter of 2010 is driven by higher salaries and employee benefits, nonperforming asset expense, and other noninterest expense was partially offset by lower Federal Deposit Insurance Corporation (“FDIC”) assessment related expenses.

Total salaries and employee benefits expense during the second quarter of 2010 was $12.2 million, compared to $11.0 million during the second quarter of 2009, an increase of $1.2 million or 10.9%. This increase is primarily driven by higher base salaries resulting from an increased number of employees mainly in Cole Taylor Mortgage as we have increased headcount to 521 as of June 30, 2010, compared to 432 as of June 30, 2009. We expect that this trend will continue as the unit continues to add branches and support staff commensurate with growth in originations. Cole Taylor Mortgage has 87 full time employees as of June 30, 2010, over half of which are compensated on a variable basis.

Nonperforming asset expense totaled $4.1 million during the second quarter of 2010, compared to $224,000 during the second quarter of 2009. Higher provisions and larger losses on the disposition of OREO assets, along with an increase in expense associated with the higher number of assets currently in our work-out area combined to produce the increase in expense. We expect that our nonperforming asset expense will continue to be significant in future periods because of the currently high level of nonperforming loans and OREO.

FDIC insurance premiums were $2.0 million for the second quarter of 2010, compared to $4.4 million in the second quarter of 2009, a decrease of $2.4 million. FDIC insurance premiums in the second quarter of 2009 included a one-time, industry-wide special assessment, including our portion which was $2.1 million.

Other noninterest expense primarily includes external audit and tax services, business development and entertainment expenses, computer software license fees, and other operating expenses such as insurance, telephone, postage, office supplies and printing. Other noninterest expense was $5.0 million in the second quarter of 2010, an increase of $1.1 million from $3.9 million of noninterest expense during the second quarter of 2009. This increase was largely due to higher accounting and audit fees, insurance, operational losses and lending expenses.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the first six months of 2010, noninterest expense was $54.6 million, an increase of $9.7 million as compared to $44.9 million of noninterest expense during the first six months of 2009. Between these year-to-date periods, increases in salaries and benefits, nonperforming asset expense, and other noninterest expenses were partly offset by lower FDIC insurance assessments, legal fees and reduced charges for early extinguishment of debt.

Total salaries and employee benefits expense totaled $23.9 million, as compared to $21.5 million during the first six months of 2009, an increase of $2.3 million. The launch of Cole Taylor Mortgage and the related headcount additions resulted in the increased salaries and benefits expenses.

For the first six months of 2010, nonperforming asset expense increased to $9.0 million from $1.0 million for the same period a year ago. Nonperforming asset expense during the first six months of 2010 included a $3.2 million write-down associated with the transfer to the loan portfolio of certain nonperforming commercial loans held for sale. The transfer occurred at the lower of cost or fair value. Also, in the first six months of 2010, the estimated liability for probable losses on unfunded credit commitments increased $1.9 million and provision on OREO increased $2.4 million when compared to the six months ended June 30, 2009.

Our FDIC insurance premium decreased for the six month period ended June 30, 2010, compared to 2009 primarily due to the FDIC special assessment in the second quarter of 2009 of $2.1 million.

Legal fees were $2.2 million in the first six months of 2010, compared to $2.8 million in the first six months of 2009. Lower legal fees reflect lower expenses incurred by the loan workout area.

For the first six months of 2010, other noninterest expense was $10.0 million, compared to $8.0 million during the first six months of 2009. The increase was largely due to higher operational losses, primarily related to the bulk purchased mortgage loans, outside services and insurance.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, less gains on the sale of investment securities). Generally, a lower efficiency ratio indicates that the entity is operating more efficiently. Our efficiency ratio was 67.50% in the second quarter of 2010, compared to 67.89% during the second quarter of 2009. We were able to hold the efficiency ratio relatively flat despite the commencement of Cole Taylor Mortgage and higher nonperforming asset expense.

Our efficiency ratio was 70.84% during the first six months of 2010, compared to 67.03% during the first six months of 2009. The higher ratio in 2010 was largely the result of higher nonperforming asset expense on a period over period basis.

Income Taxes

Despite a pre-tax loss of $30.6 million, we recorded income tax expense of $306,000 during the second quarter of 2010 and $612,000 during the first six months of 2010. Because of the valuation allowance on our deferred tax asset, we were not able to record an income tax benefit related to the pre-tax loss incurred. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the valuation allowance. The expense recorded in the second quarter of 2010 and the first six months of 2010 was mostly due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. We expect to record income tax expense of $1.3 million during 2010 associated with the release of the residual tax effects.

FINANCIAL CONDITION

Overview

Total assets increased $181.7 million, or 4.1%, to $4.59 billion at June 30, 2010 from total assets of $4.40 billion at December 31, 2009, primarily as a result of an increase in investment securities. Investment securities totaled $1.43 billion at June 30, 2010, an increase of $159.1 million, or 12.5%, from year-end 2009. The total loan portfolio increased $8.0 million, or 0.3%, to $2.94 billion at June 30, 2010. During the first six months of 2010, total deposits increased $66.2 million, or 2.2%, to $3.04 billion at June 30, 2010, and other borrowings increased $249.3 million, or 73.8%. Notes payable and other advances decreased $182.0 million during the first six months of 2010. Subordinated notes increased $29.7 million, or 53.3%. Total stockholders’ equity at June 30, 2010 was $282.8 million, compared to $258.8 million at December 31, 2009, an increase of $23.9 million, or 9.3%.

Investment Securities

Investment securities totaled $1.43 billion at June 30, 2010, compared to $1.27 billion at December 31, 2009, an increase of $159.1 million, or 11.1%. During the first six months of 2010, we increased our investment portfolio to enhance our net interest margin. During the first six months of 2010, we purchased approximately $277.5 million of investment securities, primarily mortgage-related securities issued by government sponsored enterprises and, we sold $48.1 million of investment securities, resulting in gains of $1.6 million. The overall weighted-average life of our investment portfolio at June 30, 2010 was approximately 5.6 years, compared to approximately 6.0 years at December 31, 2009.

As of June 30, 2010, mortgage-related securities comprised approximately 88% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.

As of June 30, 2010, we had a net unrealized gain of $50.9 million in our available-for-sale investment portfolio, which was comprised of $53.8 million of gross unrealized gains and $3.0 million of gross unrealized losses. In comparison, at December 31, 2009, we had a net unrealized gain of $12.5 million, which was comprised of $24.0 million of gross unrealized gains and $11.5 million of gross unrealized losses. The gross unrealized losses at June 30, 2010 related to seven investment securities with a carrying value of $14.0 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are analyzed further to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the seven securities with gross unrealized losses at June 30, 2010, four securities have been in a loss position for 12 months or more, including one security for which we have previously recognized other-than-temporary impairment for the amount of the anticipated credit loss. As of June 30, 2010, our analysis, including the utilization of independent, third party fair values estimates, indicated that these four securities did not have other-than-temporary impairment or did not have any additional other-than-temporary impairment. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. At June 30, 2010, we held $27.5 million of FHLB stock and maintained $445.0 million of FHLB advances. Currently, the FHLB of Chicago is under a formal written agreement with its regulator requiring the regulator’s prior approval for the payment of dividends or redemptions of capital stock. We have assessed the ultimate recoverability of our FHLB stock and we believe no impairment has occurred.

Loans

Total loans held for portfolio increased $11.4 million to $2.86 billion at June 30, 2010, from total loans of $2.85 billion at December 31, 2009. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and real estate-construction loans, decreased $13.4 million, or 0.5%, while consumer-oriented loans increased by $29.2 million, or 19.1%. The decrease in commercial loans during the first six months of 2010 consisted of a $75.4 million, or 34.0%, decrease in residential construction and land loans, a $7.0 million, or 0.6%, decrease in commercial real estate secured loans and a $2.1 million, or 1.5%, decrease in commercial construction and land loans. These decreases were partly offset by a $71.0 million, or 5.6%, increase in C&I loans.

The composition of our loan portfolio as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,335,411	45%	$1,264,369	43%
Commercial real estate secured	1,164,800	39	1,171,777	39
Residential construction and land	146,494	5	221,859	8
Commercial construction and land	140,473	5	142,584	5

Total commercial loans	2,787,178	94	2,800,589	95
Consumer-oriented loans	172,053	6	152,892	5

Gross loans	2,959,231	100%	2,953,481	100%
Less: Unearned discount	(4)		(6)

Total loans	2,959,227		2,953,475
Less: Allowance for loan losses	(100,500)		(106,185)

Portfolio loans, net	$2,858,727		$2,847,290

Loans Held for Sale	$78,437		$81,853

Total C&I loans accounted for 45% of the loan portfolio and totaled $1.34 billion at June 30, 2010, an increase of $71.0 million, or 5.6%, compared to $1.26 billion at December 31, 2009. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate investment.

Our commercial real estate secured loans decreased $7.0 million, or 0.6%, to $1.16 billion at June 30, 2010, as compared to $1.17 billion at December 31, 2009. Most of the decrease was due to decreases in loans secured by non-owner occupied commercial properties. Approximately 88% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$205,660	18%	$211,817	18%
Office/mix use property	132,803	11	149,951	13
Commercial properties	141,854	12	144,745	12
Specialized – other	125,782	11	121,530	10
Other commercial properties	66,565	6	64,602	6

Subtotal commercial non-owner occupied	672,664	58	692,645	59
Commercial owner occupied	348,808	30	334,744	29
Multi-family properties	143,328	12	144,388	12

Total commercial real estate secured	$1,164,800	100%	$1,171,777	100%

Our construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. Our residential construction and land loans decreased by $75.4 million, or 34.0%, to $146.5 million at June 30, 2010, as compared to $221.9 million at December 31, 2009. We continue to actively reduce our exposure to this portion of our loan portfolio. The composition of our residential real estate construction and land portfolio as of the dates indicated was as follows:

	June 30, 2010			December 31, 2009
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$30,481	21%	1%	$55,849	25%	2%
Condo (new & conversions)	48,792	34	2	54,424	25	2
Multi-family	32,702	22	1	51,191	23	2
Completed for sale	9,176	6	*	11,968	5	1

Total residential construction	121,151	83	4	173,432	78	7
Land – unimproved & farmland	15,845	11	1	37,317	17	1
Land – improved & entitled	1,910	1	*	2,271	1	*
Land – under development	7,588	5	*	8,839	4	*

Total land	25,343	17	1	48,427	22	1

Total residential construction and land	$146,494	100%	5%	$221,859	100%	8%

*	Represents less than 1%

Commercial construction and land loans totaled $140.5 million at June 30, 2010, as compared to $142.6 at December 31, 2009, a decrease of $2.1 million, or 1.5%.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit and other consumer loans, increased $19.1 million, or 12.5%, to $172.1 million at June 30, 2010. The increase was primarily due to the transfer of $18.6 million of certain mortgage loans held-for-sale to the portfolio loans.

Loans Held for Sale

At June 30, 2010, we held $78.4 million loans classified as held for sale, as compared to $81.9 million at December 31, 2009. At June 30, 2010, the held for sale portfolio consisted of nonaccrual commercial loans that were sold in July 2010, and both originated and bulk purchased residential mortgage loans. At December 31, 2009, the held for sale portfolio consisted of bulk purchased residential mortgage loans and certain nonaccrual commercial loans.

At June 30, 2010, we had $17.3 million of bulk purchased residential mortgage loans classified as held for sale, which reflected the sale of $28.9 million of these loans during the first six months of 2010. We continue to evaluate our disposition strategy for the remaining loans in order to receive the highest economic value.

At June 30, 2010, we had $43.0 million of single family mortgage loans held for sale that were originated by Cole Taylor Mortgage. We intend to sell these loans, servicing released, as part of our normal operations. We have elected to account for these loans at fair value. The unpaid principal balance associated with these loans was $41.7 million at June 30, 2010 and an unrealized gain of $1.3 million was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

At June 30, 2010, the remainder of the loans held for sale were nonaccrual, commercial loans that we had agreed to sell in a transaction that closed in July 2010.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2010	Dec. 31, 2009	June 30, 2009
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$58	$59	$379
Nonaccrual loans
Commercial and industrial	21,101	26,687	38,554
Commercial real estate secured	58,754	36,420	30,856
Residential construction & land	50,932	62,795	101,921
Commercial construction & land	14,883	4,245	11,266
All other loan types	8,650	11,256	6,840

Total nonaccrual loans	154,320	141,403	189,437

Total nonperforming loans	154,378	141,462	189,816
Other real estate owned	28,169	26,231	23,070

Total nonperforming assets	$182,547	$167,693	$212,886

Restructured loans not included in nonperforming assets	$18,826	$1,196	$4,375
Nonperforming loans to total loans	5.08%	4.66%	5.97%
Nonperforming assets to total loans plus repossessed property	5.95%	5.48%	6.65%
Nonperforming assets to total assets	3.98%	3.81%	4.68%

Nonperforming assets were $182.5 million, or 3.98% of total assets on June 30, 2010, compared to $167.7 million, or 3.81% of total assets on December 31, 2009, and $212.9 million, or 4.68% of total assets at June 30, 2009. New nonaccrual loans produced this increase which was partly offset by net charge-offs of $70.8 million and $17.6 million of loans transferred to OREO during the first six months of 2010. In July 2010, we completed the sale of $18.2 million of nonaccrual loans. Adjusting for this July 2010, sale, nonperforming assets decreased $18.2 million to $164.3 million, a 22.8% decrease since June 30, 2009. The July sale reduces nonperforming assets to 3.60% of total assets compared 4.68% as of June 30, 2009

Nonperforming loans:

Nonperforming loans include nonaccrual loans and interest-accruing loans that are contractually past due 90 days or more. We evaluate all loans on which principal or interest is contractually past due 90 days or more to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, we place it on nonaccrual. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has made required payments for a minimum length of time and demonstrates the ability to make future payments of principal and interest as scheduled.

Commercial real estate secured nonaccrual loans increased $22.3 million during the first six months of 2010 and comprised approximately 38% of all nonaccrual loans at June 30, 2010. This increase was primarily the result of a $25 million loan relationship placed on nonaccrual during the second quarter of 2010. Residential construction and land loans has decreased primarily due to charge-offs and transfers to OREO and comprised approximately 33% of all nonaccrual loans at June 30, 2010.

We continue to aggressively work to reduce the level of nonperforming assets. During the second quarter of 2010, we were successful in several asset disposition strategies, including several loan sales, one of which closed in July 2010. We will continue to pursue these strategies in the future and will consider additional loan sales.

Other real estate owned and repossessed assets:

Other real estate owned and repossessed assets totaled $28.2 million at June 30, 2010, as compared to $26.2 million at December 31, 2009 and $23.1 million at June 30, 2009. The following table provides a rollforward, for the periods indicated, of other real estate and repossessed assets:

	For the Quarter Ended		For the Six Month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$27,355	$18,232	$26,231	$13,179
Transfers from loans	7,191	8,939	17,576	15,929
Additional investment in foreclosed properties	—	81	—	342
Dispositions	(3,364)	(4,182)	(8,687)	(5,620)
Additional impairment	(3,013)	—	(6,951)	(760)

Balance at end of period	$28,169	$23,070	$28,169	$23,070

During the first six months of 2010, we transferred $17.6 million from loans into other real estate and repossessed assets. The loans transferred primarily consisted of $15.0 million from our residential construction portfolio. In addition, during the first six months of 2010, we received net proceeds of $9.0 million on the sale of other real estate owned assets that had a carrying value of $8.7 million. This resulted in a net gain of $353,000, which reduced nonperforming asset expense included in noninterest expense.

Impaired loans:

At June 30, 2010, impaired loans totaled $167.5 million, compared to $141.7 million at December 31, 2009, and $197.7 million at June 30, 2009. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2010	Dec. 31, 2009	June 30, 2009
	(in thousands)
Impaired loans:
Commercial and industrial	$21,101	$31,447	$47,451
Commercial real estate secured	79,194	36,420	30,856
Residential construction and land	50,932	68,389	108,102
Commercial construction and land	14,883	4,245	11,266
Consumer-oriented	1,389	1,196	—

Total impaired loans	$167,499	$141,697	$197,675

Recorded balance of impaired loans:
With related allowance for loan losses	$119,344	$95,936	$168,487
With no related allowance for loan losses	48,155	45,761	29,188

Total impaired loans	$167,499	$141,697	$197,675

Allowance for losses on impaired loans:
Commercial and industrial	$5,375	$10,085	$22,563
Commercial real estate secured	16,909	4,485	3,513
Residential construction and land	13,724	19,070	40,497
Commercial construction and land	5,614	—	2,390
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$41,622	$33,640	$68,963

The increase in impaired loans during the first six months of 2010 primarily resulted from additions to impaired loans, partially offset by net charge-offs during the period. The allowance for loan losses related to impaired loans increased during 2010 and totaled $41.6 million at June 30, 2010, as compared to $33.6 million at December 31, 2009 and $69.0 million at June 30, 2009. Commercial real estate loans comprised approximately 47% of all impaired loans and 41% of the allowance for loan losses on impaired loans at June 30, 2010.

Through an individual impairment analysis, we determined that at June 30, 2010, $119.3 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $41.6 million. We also held $48.2 million of impaired loans, for which the individual analysis did not result in a measure of impairment, and so no related allowance for loan losses was provided. Once we determine the loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. In addition, we have modified certain consumer-orientated loans, primarily home equity loans, with a remaining principal balance of $1.4 million, which were considered troubled-debt restructurings. These loans are reported as impaired loans and individually evaluated for impairment.

At June 30, 2010, we held $18.8 million of loans classified as troubled debt restructuring. These restructured loans involved the granting of some concessions to the borrower concerning the terms of the loan, such as changes to the payment schedules or interest rate. Total troubled debt restructurings included consumer loans of $1.4 million and a commercial real estate loan relationship of $17.4 million. While all of the troubled debt restructurings are considered impaired, each was still accruing interest. At June 30, 2010, we did not have additional commitments to lend on loans that we considered troubled debt restructurings.

A reconciliation of nonaccrual and impaired loans as of June 30, 2010 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$145,670	$145,670
Commercial loans on accrual but impaired	n/a	20,440
Consumer-oriented loans	8,650	1,389

	$154,320	$167,499

Potential problem loans:

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of June 30, 2010, these potential problem loans totaled $90.5 million. Of these potential problem loans as of June 30, 2010, $54.4 million were in our commercial and industrial portfolio and $36.0 million were in our commercial real estate portfolio. In comparison, potential problem loans at December 31, 2009 totaled $75.6 million. The largest categories of potential problem loans at December 31, 2009 included $30.7 million of residential construction and land loans and $30.0 million of commercial and industrial loans, and the remaining $14.9 million were loans secured by commercial real estate. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Quarter Ended		For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(dollars in thousands)
Average total loans	$3,034,630	$3,187,740	$3,028,764	$3,212,998

Total loans at end of period	$3,037,664	$3,177,739	$3,037,664	$3,177,739

Allowance for loan losses:
Allowance at beginning of period	$100,151	$130,282	$106,185	$128,548
Net (charge-offs) recoveries:
Commercial and commercial real estate	(5,608)	(21,691)	(14,047)	(27,003)
Real estate – construction	(19,396)	(15,110)	(37,001)	(23,558)
Residential real estate mortgages and consumer loans	(1,379)	(61)	(2,499)	(130)
Write-downs related to transfers to loans held for sale	(17,214)	—	(17,214)	—

Total net charge-offs	(43,597)	(36,862)	(70,761)	(50,691)
Provision for loan losses	43,946	39,507	65,076	55,070

Allowance at end of period	$100,500	$132,927	$100,500	$132,927

Annualized net charge-offs to average total loans	5.75%	4.63%	4.67%	3.16%
Allowance to total loans at end of period	3.31%	4.18%	3.31%	4.18%
Allowance to nonperforming loans	65.10%	70.03%	65.10%	70.03%

Our allowance for loan losses was $100.5 million at June 30, 2010, or 3.31% of end-of-period loans and 65.10% of nonperforming loans. In comparison, at June 30, 2009, our allowance for loan losses was $132.9 million, or 4.18% of end-of-period loans and 70.03% of nonperforming loans. After considering the July 2010 sale of $18.2 million of nonaccrual loans, the allowance would have been 3.33% of end-of-period loans and 73.80% of nonperforming loans.

The level of net charge-offs has increased in 2010 as compared to 2009 as we continue to aggressively work through credit issues in our portfolio. As we continue to pursue asset disposition strategies, including loan sales, the level of net charge-offs in the future may be impacted. Net charge-offs during the second quarter of 2010 were $43.6 million, or 5.75% of average loans on an annualized basis, and for the first six months of 2010, net charge-offs totaled $70.8 million, or 4.67% of average loans on an annualized basis. In comparison, net charge-offs during the second quarter of 2009 were $36.9 million, or 4.63% of average loans on an annualized basis, and during the first six months of 2009 net charge-offs were $50.7 million, or 3.16% of average loans on an annualized basis.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance covering probable losses inherent in our portfolio as of the balance sheet date. Our provision for loan losses was $43.9 million for the second quarter of 2010 and $65.1 million during the first six months of 2010. In comparison, the provision for loan losses was $39.5 million for the second quarter of 2009 and $55.1 million during the first six months of 2009. An increase in the level of net charge-offs during the second quarter of 2010, substantially due to loan sales during the quarter, produced the higher loan loss provision as compared to the second quarter of 2009.

Deposits

Total deposits increased $66.2 million to $3.04 billion at June 30, 2010 from $2.98 billion at December 31, 2009. During the first six months of 2010, our in-market deposits increased $65.5 million while our out-of-market deposits were mostly unchanged. The percentage of total in-market deposits to total deposits was 81% at both June 30, 2010 and December 31, 2009.

Total in-market deposits increased to $2.47 billion at June 30, 2010 from $2.41 billion at December 31, 2009. Money market accounts increased $138.1 million during the first six months of 2010 due to two large customer relationships. In addition, time deposits maintained through the CDARS network increased $50.9 million during the first six months of 2010. These increases were partly offset by noninterest-bearing deposits, which decreased $88.7 million to $570.4 million at June 30, 2010.

Total out-of-market deposits were relatively unchanged at $571.0 million at June 30, 2010 as compared to $570.4 million at year-end 2009.

The following table sets forth the period end balances of total deposits as of each of the dates indicated as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	June 30, 2010	Dec. 31, 2009
	(in thousands)
In-market deposits:
Noninterest bearing deposits	$570,423	$659,146
NOW accounts	294,605	307,025
Savings accounts	40,672	41,479
Money market accounts	576,157	438,080
Customer certificates of deposit	775,298	775,663
CDARS time deposits	167,117	116,256
Public time deposits	47,684	68,763

Total in-market deposits	2,471,956	2,406,412

Out-of-market deposits:
Brokered money market deposits	6,337	7,338
Out-of-local-market certificates of deposit	100,173	79,015
Brokered certificates of deposit	464,500	484,035

Total out-of-market deposits	571,010	570,388

Total deposits	$3,042,966	$2,976,800

Average deposits for the first six months of 2010 decreased $168.0 million, or 5.3%, to $2.99 billion, compared to $3.16 billion for the first six months of 2009. Total time deposits decreased $312.4 million during the first six months of 2010 as compared to the first six months of 2009, with a $297.7 million decrease in average brokered CDs accounting for most of that decrease. This decrease was partly offset by an increase of $46.6 million, or 8.5%, in noninterest-bearing demand deposits and higher money market account balances of $70.3 million.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$595,363	19.9%	—%	$548,766	17.4%	—%
NOW accounts	256,796	8.6	1.43	228,024	7.2	1.58
Money market accounts	502,332	16.8	0.99	432,053	13.7	0.83
Savings deposits	40,904	1.4	0.07	42,183	1.3	0.08
Time deposits:
Certificates of deposit	782,053	26.2	2.51	851,811	27.0	3.71
Out-of-local-market certificates of deposit	96,927	3.2	1.99	117,256	3.7	3.74
Brokered certificates of deposit	497,639	16.6	3.31	795,380	25.3	3.93
CDARS time deposits	145,208	4.9	1.37	67,267	2.1	1.49
Public Funds	70,079	2.4	0.83	72,563	2.3	2.42

Total time deposits	1,591,906	53.3	2.55	1,904,277	60.4	3.68

Total deposits	$2,987,301	100.0%		$3,155,303	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Period-end other borrowings increased $249.3 million to $587.0 million at June 30, 2010, as compared to $337.7 million at December 31, 2009. Most of the increase was a result of a $218.6 million increase in term repurchase agreements and higher Federal Fund purchased balances of $52.1 million. We increased these borrowings to help fund investment securities purchased in the first six months of 2010 and to replace borrowing under the Federal Reserve Bank’s (“FRB’s”) Term Auction Facility when we exited this program during the first quarter of 2010. At June 30, 2010, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $452 million and pre-approved overnight federal funds borrowing lines of $119 million. In comparison, at December 31, 2009 we had available pre-approved repurchase agreement lines of $830 million and pre-approved overnight federal funds borrowing lines of $130 million.

Notes Payable and Other Advances

Borrowings from the Federal Home Loan Bank – Chicago (“FHLBC”) increased $290.0 million during the first six months of 2010 to $445.0 million at June 30, 2010, compared to $155.0 million as of December 31, 2009. We increased borrowings from the FHLBC during the first six months of 2010 to help replace the funds we had borrowed under the FRB’s Term Auction Facility. At June 30, 2010, the borrowings from the FHLBC are collateralized by $732.0 million of securities, $193.5 million of qualified first-mortgage residential and home equity loans and $63.5 million of commercial real estate and we have additional borrowing capacity of $395.7 million. At December 31, 2009, we maintained collateral of $352.0 million of securities and $143.0 million on qualified first-mortgage residential and home equity loans and had additional borrowing capacity of $278.7 million.

During the first quarter of 2010, we exited the FRB’s Term Auction Facility program. At December 31, 2009, we had $460.0 million of borrowings from the FRB Term Auction Facility. We continue to participate in the FRB’s Borrower in Custody (“BIC”) program. At June 30, 2010, we had $785.7 million of pledged collateral and had available $483.3 million of borrowing capacity at the FRB, compared to $876.1 million in pledged collateral and $39.9 million of available borrowing capacity at December 31, 2009.

During the first quarter of 2010, we repaid the $12.0 million that was outstanding under our $15.0 million revolving credit facility prior to its March 31, 2010 maturity. At December 31, 2009, $12.0 million was outstanding under this facility.

Junior Subordinated Debentures

At June 30, 2010, we had $86.6 million of junior subordinated debentures comprised of $45.4 million to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued by each trust are currently callable at par, at our option. At June 30, 2010, unamortized issuance costs relating to TAYC Capital Trust I were $2.3 million and $376,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

In May 2010, we issued $33.9 million, net of issuance costs, of 8% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 8% and will mature on May 28, 2020, but may be prepaid at our option on or after May 28, 2012. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, which represents an aggregate of 848,450 shares of common stock. The warrants will not be exercisable until November 24, 2010 and the warrants will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants totaling $4.3 million at the issuance date in May 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. The subordinated notes qualify as Tier II capital for regulatory purposes. The following table shows the composition of our subordinated debt as of June 30, 2010 and December 31, 2009.

	June 30, 2010	Dec. 31, 2009
	(in thousands)
Taylor Capital Group, Inc ;
Subordinated Notes - due May 28, 2020, $33.9 million face amount, Interest paid quarterly at an annual rate of 8%
Net of discount amortized to maturity - $4.5 million at June 30, 2010	$29,457	$—

Cole Talyor Bank:
Subordinated Notes - due September 29, 2016, $60.0 million face amount, Interest paid quarterly at an annual rate of 10%
Net of discount amortized to maturity - $4.1 million at June 30, 2010 and $4.3 million at December 31, 2009	55,910	55,695

Total Subordinated Debt	$85,367	$55,695

CAPITAL RESOURCES

At June 30, 2010 and December 31, 2009, both the Company and Cole Taylor Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$454,343	13.20%	>$275,332	>8.00%	>$344,165	>10.00%
Cole Taylor Bank	410,123	11.93	>274,935	>8.00	>343,669	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	321,589	9.34	>137,666	>4.00	>206,499	>6.00
Cole Taylor Bank	310,490	9.03	>137,468	>4.00	>206,201	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	321,589	7.02	>183,340	>4.00	>229,175	>5.00
Cole Taylor Bank	310,490	6.78	>183,050	>4.00	>228,813	>5.00

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$433,197	12.72%	>$272,411	>8.00%	>$340,514	>10.00%
Cole Taylor Bank	395,869	11.64	>272,030	>8.00	>340,038	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	333,479	9.79	>136,205	>4.00	>204,308	>6.00
Cole Taylor Bank	296,839	8.73	>136,015	>4.00	>204,023	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	333,479	7.60	>175,605	>4.00	>219,506	>5.00
Cole Taylor Bank	296,839	6.77	>175,318	>4.00	>219,147	>5.00

We increased our capital levels in the first six months of 2010 through a private placement in May 2010, of $31.9 million of 8% noncumulative perpetual Series C Preferred stock (1,276,480 shares), and $33.9 million of subordinated notes with detachable warrants to purchase shares of our common stock. Completion of these transactions provided us with approximately $65.8 million of additional regulatory capital, before issuance costs. The Series C Preferred stock qualifies as additional Tier I capital, while the subordinated notes qualifies as Tier II capital.

In the first six months of 2010, we contributed $50.0 million of additional capital to the Bank to provide additional strength to its balance sheet.

During the first six months of 2010, our ratio of total capital to risk weighted assets increased while our Tier I capital to risk weighted assets and our leverage ratios decreased. Our second quarter capital raise increased total regulatory capital by $65.8 million resulting in the increase to total risk based capital ratio. The net loss during the first six months and an increase in risk weighted assets partly offset this increase.

Our Tier I capital and leverage ratio decreased during the first six months of 2010 as our net loss and an increase in risk weighted and average assets more than offset the additional Tier I capital raised through the issuance of the Series C Preferred stock.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the first six months of 2010 or during the entire year of 2009. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

Our ability to pay common dividends has been impacted by the recent issuance of preferred stock. The Series B Preferred stock requires the consent of the U.S. Treasury Department to pay any dividend on our common stock prior to November 21, 2011, unless the Series B Preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series C Preferred, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends.

LIQUIDITY

During the first six months of 2010, total assets increased $181.7 million, or 4.1%, primarily due to an increase in the size of our investment portfolio. This growth was primarily funded with additional borrowings. Cash inflows during the first six months of 2010 consisted of a $249.3 million increase in other borrowing balances, which included an increase in wholesale repurchase agreements and Federal fund purchased balances. In addition, we received $155.6 million from principal payments, maturities and sales of available for sale investment securities.

Cash outflows during the first six months of 2010, included $267.1 million for the purchase of available for sale investment securities, $192.0 million for repayments of borrowings under the Federal Reserve Bank Term Auction Facility, a $77.0 million net decrease in loans and the payment of $5.0 million in dividends on our Series A and Series B Preferred stock.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include Federal Home Loan Bank advances, the Federal Reserve Bank’s Borrower in Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

Cash and cash equivalents totaled $40.1 million at June 30, 2010, as compared to $45.9 million at December 31, 2009. Significant cash outflows during the first six months of 2010 included a $50.0 million capital contribution to the Bank, the repayment of the $12.0 million outstanding balance on our revolving line of credit, $5.0 million for the payment of dividends on our Series A and Series B Preferred stock, and $2.8 million of interest paid on our junior subordinated debentures. These outflows are largely offset by the cash proceeds from the

Company’s issuance of Series C Preferred shares, net of costs, totaling $30.9 million and the issuance of subordinated notes with detachable warrants to purchase shares of our common stock totaling $33.9 million.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At June 30, 2010, we had $855 million of undrawn commitments to extend credit and $73 million of financial and performance standby letters of credit. In comparison, at December 31, 2008, we had $865 million of undrawn commitments to extend credit and $84 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2010 and at December 31, 2009, a liability for $4.4 million and $3.5 million, respectively, was established for commitments under standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

During the first six months of 2010, we entered into $45.8 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $40,000 and was recorded in other derivative income in noninterest income.

During the second quarter of 2010, we entered into $300.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability, within a certain range of the interest expense component of certain short-term borrowings. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. There was no ineffectiveness on the interest rate corridors for the first six months of 2010.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At June 30, 2010, $395.0 million of derivative instruments that were interest rate exchange agreements related to customer transactions, which are not designated as accounting hedges. As of June 30, 2010, we had notional amounts of $197.5 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2010, we had offsetting interest rate swaps with other counterparties with a notional amount of $197.5 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use interest rate lock commitments and forward loan commitments at Cole Taylor Mortgage. At June 30, 2010, we had $104.1 million of notional amounts of interest rate lock commitments and $78.4 million in notional amounts of forward loan commitments.

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

We have used various interest rate contracts, including swaps, floors, collars and corridors to manage interest rate and market risk. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Therefore, at inception, these contracts are designated as hedges of specific existing assets and liabilities.

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

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $3.8 million, or 2.6%, from the net interest income in the rates unchanged scenario at June 30, 2010. At December 31, 2009, the projected variance in the rising rate scenario was a decrease of $1.0 million, or 0.7%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both June 30, 2010 and December 31, 2009.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At June 30, 2010		At December 31, 2009
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,757	2.6%	$(1,026)	(0.7)%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides additional guidance relating to loan loss allowance disclosures. We are reviewing this update to determine the specific disclosures. This accounting standard will be effective for interim and annually reporting periods ending on or after December 15, 2010. This disclosure will not have a material effect on our consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives,” which provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDO’s) and synthetic CDO’s are subject to bifurcation and separate accounting. This guidance is effective for fiscal quarters beginning after June 15, 2010. While we have not completed our evaluation of ASU No. 2010-11, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends derecognition accounting and disclosure guidance, eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. We have adopted the accounting standard at the beginning of 2010 and the adoption did not have a material impact on our consolidated financial statements.

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

	2010 Quarter Ended		2009 Quarter Ended				2008 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$53,682	$52,887	$53,965	$56,033	$55,715	$54,317	$54,624	$50,764
Interest expense	19,004	19,420	21,155	23,658	25,335	26,971	30,210	28,866

Net interest income	34,678	33,467	32,810	32,375	30,380	27,346	24,414	21,898
Provision for loan losses	43,946	21,130	19,002	15,539	39,507	15,563	30,353	52,700
Noninterest income	6,158	4,374	12,735	3,376	12,137	5,343	1,085	3,220
Noninterest expense	27,467	27,152	30,219	22,516	23,707	21,165	21,630	27,301

Loss before income taxes	(30,577)	(10,441)	(3,676)	(2,304)	(20,697)	(4,039)	(26,484)	(54,883)
Income taxes (benefit)	306	306	(647)	144	2,558	(1,221)	(11,648)	25,653

Net loss	(30,883)	(10,747)	(3,029)	(2,448)	(23,255)	(2,818)	(14,836)	(80,536)
Preferred dividends and discounts	(17,449)	(2,887)	(2,880)	(2,873)	(2,868)	(2,862)	(2,150)	(16,680)

Net loss available to common stockholders	$(48,332)	$(13,634)	$(5,909)	$(5,321)	$(26,123)	$(5,680)	$(16,986)	$(97,216)

Earnings (loss) per share:
Basic	$(3.35)	$(1.30)	$(0.56)	$(0.51)	$(2.49)	$(0.54)	$(1.62)	$(9.30)
Diluted	(3.35)	(1.30)	(0.56)	(0.51)	(2.49)	(0.54)	(1.62)	(9.30)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative, Convertible Perpetual Preferred Stock, Series C, dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 2, 2010).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to an exhibit to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.3	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.4	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4.5	Form of Warrant, dated May 28, 2010 issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 2, 2010.)

4.6	Form of Note, dated May 28, 2010, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 2, 2010.)

9.1	Voting Agreement between Taylor Capital Group, Inc. and certain stockholders (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed May 11, 2010.)

10.1	Securities Purchase Agreement, dated May 21, 2010, by and among the Registrant, the investors listed on the Schedule of Subdebt Buyers attached thereto (with other transaction documents attached as exhibits thereto, including the forms of Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C of the Registrant, Registration Rights Agreement, subordinated note and warrant) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 25, 2010).

Exhibit Number	Description of Exhibits

10.2	Investment Agreement between Taylor Capital Group, Inc. and Harrison Steans, dated May 21, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 25, 2010.)

10.3	Assignment dated May 28, 2010 (incorporated by reference to Exhibit 10.3 of the Company Current Report on Form 8-K filed June 2, 2010.)

10.4	Acknowledgement dated May 21, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 25, 2010.)

10.5	Form of Registration Rights Agreement, filed by the Registrant on May 25, 2010, as an exhibit to Exhibit 10.1 to the Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 25, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 13, 2010
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)