Form 10-Q
period 2010-09-30
TAYLOR CAPITAL GROUP INC
filed 2010-11-12
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 10, 2010, there were 17,876,833 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$143,418	$48,420
Short-term investments	1,054	49

Total cash and cash equivalents	144,472	48,469
Investment securities:
Available-for-sale, at fair value	1,084,784	1,271,271
Held-to-maturity, at amortized cost (fair value of $91.2 million at September 30, 2010)	87,816	—
Loans held for sale, at fair value	134,508	81,853
Loans, net of allowance for loan losses of $94,138 and $106,185 at September 30, 2010 and December 31, 2009, respectively	2,804,293	2,847,290
Premises, leasehold improvements and equipment, net	14,862	15,515
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	36,484	31,210
Other real estate and repossessed assets, net	39,063	26,231
Other assets	312,533	81,663

Total assets	$4,658,815	$4,403,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$588,204	$659,146
Interest-bearing	2,384,464	2,317,654

Total deposits	2,972,668	2,976,800
Other borrowings	506,857	337,669
Accrued interest, taxes and other liabilities	238,397	60,925
Notes payable and other advances	490,000	627,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	85,545	55,695

Total liabilities	4,380,074	4,144,696

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A, 8% non-cumulative convertible perpetual, no shares issued and outstanding at September 30, 2010, 2,400,000 shares issued and outstanding at December 31, 2009, $25.00 liquidation value	—	60,000
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding, $1,000 liquidation value	99,992	98,844
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, 1,276,480 issued and outstanding at September 30, 2010, $25.00 liquidation value, no shares issued and outstanding at December 31, 2009	31,912	—
Common stock, $.01 par value; 45,000,000 shares authorized; 19,239,510 and 12,029,375 shares issued at September 30, 2010 and December 31, 2009, respectively; 18,286,842 and 11,076,707 shares outstanding at September 30, 2010 and December 31, 2009, respectively	192	120
Surplus	307,120	226,398
Accumulated deficit	(141,839)	(110,617)
Accumulated other comprehensive income, net	6,000	8,697
Treasury stock, at cost, 952,668 shares	(24,636)	(24,636)

Total stockholders’ equity	278,741	258,806

Total liabilities and stockholders’ equity	$4,658,815	$4,403,502

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Third Quarter Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$38,821	$40,749	$115,292	$119,668
Interest and dividends on investment securities:
Taxable	12,007	13,921	39,662	42,179
Tax-exempt	1,148	1,360	3,589	4,203
Interest on cash equivalents	4	3	6	15

Total interest income	51,980	56,033	158,549	166,065

Interest expense:
Deposits	10,448	16,629	34,884	54,911
Other borrowings	2,097	2,210	6,851	6,618
Notes payable and other advances	1,200	1,718	3,998	4,956
Junior subordinated debentures	1,471	1,477	4,355	4,618
Subordinated notes	2,397	1,624	5,949	4,861

Total interest expense	17,613	23,658	56,037	75,964

Net interest income	34,367	32,375	102,512	90,101
Provision for loan losses	18,128	15,539	83,204	70,609

Net interest income after provision for loan losses	16,239	16,836	19,308	19,492

Noninterest income:
Service charges	2,783	2,892	8,421	8,481
Trust and investment management fees	109	332	691	1,341
Mortgage origination revenue	6,308	—	8,503	—
Loss on disposition of bulk purchased mortgage loans	(410)	(1,351)	(2,437)	(1,305)
Gains on sales of investment securities	32,804	378	34,379	8,637
Other derivative income	1,127	108	1,294	1,380
Other noninterest income	1,421	1,017	3,823	2,322

Total noninterest income	44,142	3,376	54,674	20,856

Noninterest expense:
Salaries and employee benefits	13,806	10,440	37,665	31,976
Occupancy of premises	2,024	2,017	6,274	6,079
Furniture and equipment	644	531	1,701	1,625
Nonperforming asset expense	1,538	2,295	10,531	3,273
FDIC assessment	2,178	2,314	6,361	8,213
Legal fees, net	1,481	1,430	3,727	4,225
Early extinguishment of debt	378	—	378	527
Other noninterest expense	4,597	3,489	14,628	11,470

Total noninterest expense	26,646	22,516	81,265	67,388

Income (loss) before income taxes	33,735	(2,304)	(7,283)	(27,040)
Income tax expense	321	144	933	1,481

Net income (loss)	33,414	(2,448)	(8,216)	(28,521)
Preferred dividends and discounts	(2,671)	(2,873)	(7,251)	(8,603)
Implied non-cash preferred dividend	—	—	(15,756)	—

Net income (loss) applicable to common stockholders	$30,743	$(5,321)	$(31,223)	$(37,124)

Basic income (loss) per common share	$1.68	$(0.51)	$(2.19)	$(3.54)
Diluted income (loss) per common share	1.57	(0.51)	(2.19)	(3.54)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (OCI)	Treasury Stock	Total
Balance at December 31, 2009	$60,000	$98,844	$—	$120	$226,398	$(110,617)	$ 8,697	$(24,636)	$258,806
Conversion of Series A preferred to common stock	(60,000)	—	—	60	59,919	—	—	—	(21)
Implied non-cash preferred dividend	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of preferred stock, Series C, net of issuance costs	—	—	31,912	—	(979)	—	—	—	30,933
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	4,367	—	—	—	4,367
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation awards					1,671				1,671
Comprehensive loss:
Net loss	—	—	—	—	—	(8,216)	—	—	(8,216)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	542	—	542
Change in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	(3,239)	—	(3,239)

Total comprehensive loss									$(10,913)

Preferred stock dividends declared, Series A- $0.50 per share	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	1,148	—	—	—	(5,079)	—	—	(3,931)
Preferred stock dividends declared, Series C- $0.76 per share	—	—	—	—	—	(971)	—	—	(971)

Balance at September 30, 2010	$—	$99,992	$31,912	$192	$307,120	$(141,839)	$ 6,000	$(24,636)	$278,741

Balance at December 31, 2008	$60,000	$97,314	$—	$121	$224,872	$ (69,294)	$ 18,710	$(24,636)	$307,087
Adoption of FSP FAS115-2 and 124-2, effective April 1, 2009	—	—	—	—	—	1,710	(1,033)	—	677
Preferred stock issuance cost, Series B	—	—	—	—	(27)	—	—	—	(27)
Amortization of stock based compensation awards	—	—	—	(1)	1,628	—	—	—	1,627
Tax benefit on stock awards	—	—	—	—	(522)	—	—	—	(522)
Comprehensive loss:
Net loss	—	—	—	—	—	(28,521)	—	—	(28,521)
Change in unrealized gains on available-for-sale investment securities, net of income taxes and reclassification adjustment	—	—	—	—	—	—	19,232	—	19,232
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	(3,090)	—	(3,090)

Total comprehensive loss									(12,379)

Preferred stock dividends declared, Series A- $1.00 per share	—	—	—	—	—	(3,600)	—	—	(3,600)
Preferred stock dividends accumulated, Series B	—	1,160	—	—	—	(5,003)	—	—	(3,843)

Balance at September 30, 2009	$60,000	$98,474	$—	$120	$225,951	$(104,708)	$ 33,819	$(24,636)	$289,020

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net loss	$(8,216)	$(28,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(1,294)	(1,380)
Gains on sales of investment securities	(24,578)	(8,637)
Amortization of premiums and discounts, net	2,134	(70)
Deferred loan fee amortization	(4,576)	(3,495)
Provision for loan losses	83,204	70,609
Loans purchased	—	(76,829)
Loans originated for sale	(329,320)	—
Proceeds from loan sales	257,066	2,803
Depreciation and amortization	1,717	1,779
Deferred income tax expense	3,027	5,862
Losses on other real estate	7,123	1,243
Tax expense on stock options exercised or stock awards	—	(522)
Excess tax benefit on stock options exercised and stock awards	16	403
Cash received on termination of derivative instruments	—	6,630
Other, net	543	6,236
Changes in other assets and liabilities:
Accrued interest receivable	699	150
Other assets	(14,778)	6,117
Accrued interest payable, taxes and other liabilities	(5,276)	(14,196)

Net cash used by operating activities	(32,509)	(31,818)

Cash flows from investing activities:
Purchases of available-for-sale securities	(625,841)	(708,879)
Purchases of held-to-maturity securities	(34,862)	—
Proceeds from principal payments and maturities of available-for-sale securities	213,413	249,924
Proceeds from principal payments and maturities of held-to-maturity securities	2,728	25
Proceeds from sales of available-for-sale securities	532,753	276,657
Net (increase) decrease in loans	(46,783)	86,953
Net additions to premises, leasehold improvements and equipment	(1,064)	(397)
Purchases of FHLB and FRB stock	(5,274)	(6,111)
Additions to foreclosed property	—	(342)
Net proceeds from sales of other real estate	10,796	9,515

Net cash provided (used) by investing activities	45,866	(92,655)

Cash flows from financing activities:
Net decrease in deposits	(7,005)	(80,052)
Net increase in other borrowings	169,188	52,132
Proceeds from notes payable and other advances	10,000	155,000
Repayments of notes payable and other advances	(147,000)	—
Net proceeds from issuance of subordinated debt	32,897	—
Proceeds from preferred stock issuance, net of costs	30,933	(27)
Common stock issuance costs	(21)	—
Excess tax benefit on stock options exercised and stock awards	(16)	(403)
Dividends paid	(6,330)	(7,656)

Net cash provided by financing activities	82,646	118,994

Net increase (decrease) in cash and cash equivalents	96,003	(5,479)
Cash and cash equivalents, beginning of period	48,469	53,012

Cash and cash equivalents, end of period	$144,472	$47,533

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$59,518	$84,580
Income taxes	(4,851)	(14,969)

Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	$55,633	$—
Change in fair value of available-for-sale investments securities, net of tax	542	19,232
Transfer of portfolio loans to held for sale loans	39,053	28,739
Transfer of held for sale loans to portfolio loans	52,967	—
Available-for-sale investment securities acquired, not yet settled	182,977	—
Available-for-sale investment securities sold, not yet settled	219,189	—
Loans transferred to other real estate and repossessed assets	30,751	17,550

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2010 and for the third quarter and nine months ended September 30, 2010 and September 30, 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the third quarter and nine months ended September 30, 2010 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$23,048	$200	$(12)	$23,236
Mortgage-backed securities:
Residential	756,842	8,167	(2,121)	762,888
Commercial	146,190	5,940	—	152,130
Collateralized mortgage obligations	43,985	1,002	—	44,987
State and municipal obligations	97,940	3,618	(15)	101,543

Total available-for-sale	1,068,005	18,927	(2,148)	1,084,784

Held-to-maturity:
Mortgage-backed securities:
Residential	87,816	3,456	(53)	91,219

Total held-to-maturity	87,816	3,456	(53)	91,219

Total	$1,155,821	$22,383	$(2,201)	$1,176,003

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$44,956	$202	$(64)	$45,094
Mortgage-backed securities:
Residential	803,516	15,591	(9,075)	810,032
Commercial	159,688	2,249	(544)	161,393
Collateralized mortgage obligations	127,641	4,071	(1,614)	130,098
State and municipal obligations	120,716	1,787	(196)	122,307
Other debt securities	2,220	127	—	2,347

Total available-for-sale	$1,258,737	$24,027	$(11,493)	$1,271,271

As of September 30, 2010, the Company had $1.05 billion of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.04 billion, or 99.4%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $6.7 million were private-label mortgage related securities. Other debt securities at September 30, 2010 include $101.5 million of municipal obligations.

Investment securities with an approximate book value of $672.1 million at September 30, 2010 and $674 million at December 31, 2009, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.

During the third quarter and nine months ended September 30, 2010, the Company had gross realized gains of $32.8 million and $34.4 million, respectively, on the sale of available-for-sale investment securities compared to gross realized gains on the sale of available-for-sale investment securities of $388,000 and $8.6 million, respectively, in the third quarter and nine months ended September 30, 2009. The Company had $4,000 gross realized losses during the third quarter and nine months ended September 30, 2010. Gross realized losses totaling $10,000 were recognized during the third quarter and nine months ended September 30, 2009.

The following table summarizes, for investment securities with unrealized losses as of September 30, 2010 and December 31, 2009, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	September 30, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$4,987	$(12)	$—	$—	$4,987	$(12)
Mortgage-backed securities:
Residential	98,233	(217)	6,738	(1,904)	104,971	(2,121)
State and municipal obligations	969	(15)	—	—	969	(15)

Temporarily impaired securities: Available-for-sale	$104,189	$(244)	$6,738	$(1,904)	$110,927	$(2,148)

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$14,906	$(64)	$—	$—	$14,906	$(64)
Mortgage-backed securities:
Residential	278,252	(5,365)	6,602	(3,710)	284,854	(9,075)
Commercial	62,802	(544)	—	—	62,802	(544)
Collateralized mortgage obligations	26,131	(166)	8,475	(1,448)	34,606	(1,614)
State and municipal obligations	14,521	(117)	930	(79)	15,451	(196)

Temporarily impaired securities: Available-for-sale	$396,612	$(6,256)	$16,007	$(5,237)	$412,619	$(11,493)

At September 30, 2010, the Company had three investment securities in an unrealized loss position for more than 12 months with a total unrealized loss of $1.9 million. All three securities were from its portfolio of private-label residential mortgage-backed securities.

Of the three private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 5% of amortized cost. Because of the small loss level, the Company believes the decline in fair value was not credit related. The other two private-label residential mortgage related securities had a total unrealized loss of $1.8 million. As part of the Company’s normal procedures, these securities were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing was performed to evaluate other-than-temporary impairment. For the two private-label securities, the Company obtained fair value estimates from a separate independent source that performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities. None contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss. Previously, one of the two securities had other-than-temporary impairment recognized for the amount of the expected credit loss. The independent cash flow analysis performed at September 30, 2010 indicated that there was no additional expected credit loss on this security. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market and no other-than-temporary impairment charge was recorded.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at September 30, 2010.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$1,135	$1,137
Due after one year through five years	2,522	2,533
Due after five years through ten years	36,646	37,878
Due after ten years	80,685	83,231
Residential mortgage-backed securities	756,842	762,888
Commercial mortgage-backed securities	146,190	152,130
Collateralized mortgage obligations	43,985	44,987

Total available-for-sale	1,068,005	1,084,784

Held-to-maturity:
Residential mortgage-backed securities	87,816	91,219

Total held-to-maturity	87,816	91,219

Total investment securities	$1,155,821	$1,176,003

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $36.5 million at September 30, 2010 and $31.2 million at December 31, 2009. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLBC borrowings. At September 30, 2010, the Company had a $27.5 million investment in FHLBC stock, compared to $22.3 million at December 31, 2009. Since 2007, the FHLBC has been under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based on the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital amount, its recent operating performance, its commitment to make required payments and the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

After evaluating these factors, considering that transactions of FHLBC stock in nine months ended September 30, 2010 continue to occur at par value and that the Company’s redemption of $5.0 million of FHLBC stock in the fourth quarter of 2009 occurred at par, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at September 30, 2010 and December 31, 2009 were as follows:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,357,252	$1,264,369
Commercial real estate secured	1,128,290	1,171,777
Residential construction and land	119,219	221,859
Commercial construction and land	130,217	142,584
Residential real estate mortgages	74,276	57,887
Home equity loans and lines of credit	79,977	86,227
Consumer	6,814	8,221
Other loans	2,389	557

Gross loans	2,898,434	2,953,481
Less: Unearned discount	(3)	(6)

Total loans	2,898,431	2,953,475
Less: Allowance for loan losses	(94,138)	(106,185)

Portfolio Loans, net	$2,804,293	$2,847,290

Loans Held for Sale:
Commercial and bulk purchased mortgage loans (at lower of cost or fair value)	$—	$81,853
Originated mortgage loans (at fair value)	134,508	—

Loans Held for Sale	$134,508	$81,853

The total amount of loans transferred to third parties as loan participations at September 30, 2010 was $378.1 million, all of which has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

At September 30, 2010, loans held for sale included $134.5 million of residential mortgage loans originated by Cole Taylor Mortgage, the Company’s residential mortgage origination unit. The Company has elected to account for these loans under the fair value option in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $130.5 million at September 30, 2010. An unrealized gain on these loans of $4.0 million was included in mortgage origination revenues in noninterest income on the Consolidated

Statements of Operations at September 30, 2010. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule:

	September 30, 2010	December 31, 2009
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$56	$59
Nonaccrual loans	118,363	141,403

Total nonperforming loans	$118,419	$141,462

Performing restructured loans	$26,548	$1,196
Recorded balance of impaired loans:
With related allowance for loan loss	$105,257	$95,936
With no related allowance for loan loss	28,404	45,761

Total recorded balance of impaired loans	$133,661	$141,697

Allowance for loan losses related to impaired loans	$31,757	$33,640

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
NOW accounts	$304,798	$307,025
Savings account	40,333	41,479
Money market deposits	575,429	445,418
Time deposits:
Certificates of deposit	741,372	775,663
CDARS time deposits	132,313	116,256
Out-of-local-market certificates of deposit	87,930	79,015
Brokered certificates of deposit	448,034	484,035
Public time deposits	54,255	68,763

Total time deposits	1,463,904	1,523,732

Total	$2,384,464	$2,317,654

At September 30, 2010, time deposits in the amount of $100,000 or more totaled $584.4 million compared to $539.1 million at December 31, 2009.

Brokered CDs are carried net of the related broker placement fees and fair value adjustments of $1.4 million at both September 30, 2010 and December 31, 2009. Broker placement fees are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. Certain brokered CDs have an option that allows the Company to call the CD before its stated maturity. When a brokered CD is called, any unamortized broker placement fee and fair value adjustment are written off and included in noninterest expense on the Consolidated Statements of Operations. At September 30, 2010 and September 30, 2009, the Company had no brokered CDs that could be called before maturity. During the nine months ended September 30, 2009, the Company wrote-off $527,000 of unamortized broker placement fees and fair value adjustments.

5. Other Borrowings:

Other borrowings at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010		December 31, 2009
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$15,641	0.15%	$45,453	0.16%
Term	338,250	1.78	200,000	4.05
Federal funds purchased	151,353	0.50	89,384	0.35
U.S. Treasury tax and loan note option	1,613	0.00	2,832	0.00

Total	$506,857	1.34%	$337,669	2.52%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

As of September 30, 2010 and December 31, 2009, the term repurchase agreements consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement - rate 0.33%, matured October 1, 2010	$52,570	$—
Repurchase agreement - rate 0.34%, matured October 5, 2010	52,190
Repurchase agreement - rate 0.34%, matured October 1, 2010	48,490	—
Repurchase agreement - rate 0.60%, due June 1, 2011	30,000	—
Repurchase agreement - rate 1.29%, due January 26, 2012	10,000	—
Repurchase agreement - rate 1.24%, due March 2, 2012	25,000	—
Repurchase agreement - rate 4.08%, due September 13, 2010, callable after December 13, 2007	—	40,000
Repurchase agreement - rate 4.02%, due October 11, 2010, callable after January 10, 2008	—	40,000
Repurchase agreement - rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement - rate 4.41%, due August 31, 2012, callable after August 31, 2009	40,000	40,000
Structured repurchase agreement - rate 4.31%, due September 27, 2012, callable after September 27, 2009	40,000	40,000
Structured repurchase agreement - rate 3.70%, due December 13, 2012, callable after December 13, 2009%	20,000	20,000

Total term repurchase agreements	$338,250	$200,000

6. Notes Payable and Other Advances:

Notes payable and other advances at September 30, 2010 and December 31, 2009, consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Taylor Capital Group, Inc.:
Revolving credit facility – matured March 31, 2010; $15.0 million maximum available at December 31, 2009, interest rate at December 31, 2009 was 5.00%	$—	$12,000

Total notes payable	—	12,000

Cole Taylor Bank:
Federal Reserve Bank Term Auction Facility – 0.25%, matured January 14, 2010	—	460,000
FHLB overnight advance, 0.23% at September 30, 2010	350,000	—
FHLB advance – 4.59%, matured April 5, 2010, callable after April 4, 2008	—	25,000
FHLB advance – 0.62%, due November 10, 2010	10,000	10,000
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	25,000	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 0.91%, due June 1, 2011	10,000	10,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 1.39%, due January 11, 2012	10,000	—
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	490,000	615,000

Total notes payable and other advances	$490,000	$627,000

At September 30, 2010, the FHLBC advances were collateralized by $443.8 million of investment securities and blanket liens on $127.1 million of qualified first-mortgage residential and home equity loans and $63.1 million in commercial real estate loans. Based on the value of collateral pledged at September 30, 2010, the Bank had additional borrowing capacity at the FHLBC of $58.0 million. In comparison, at December 31, 2009, the FHLBC advances were collateralized by $352.0 million of investment securities and a blanket lien on $143.0 million of qualified first-mortgage residential and home equity loans with additional borrowing capacity of $278.7 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2010, the Bank pledged $782.0 million of commercial loans as collateral for an available $484.2 million borrowing capacity at the FRB. At December 31, 2009, the Bank also participated in the FRB’s Term Auction Facility. At December 31, 2009, the Bank pledged $85.3 million of securities and $790.8 million of commercial loans for these borrowings at the FRB. During the first quarter of 2010, the Bank replaced its borrowing under the Term Auction Facility as the FRB plans to phase out the program.

7. Subordinated Notes:

In May 2010, the Company issued $33.9 million of 8% subordinated notes. The subordinated notes pay interest quarterly and will mature on May 28, 2020, but may be prepaid at the Company’s option on or after May 28, 2012. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, representing an aggregate of 848,450 shares of common stock. The warrants can be exercised on or after November 24, 2010 and will expire on May 28, 2015. The proceeds from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The portion of the proceeds allocated to the warrants is being amortized as additional interest expense over the remaining contractual life of the notes. The fair value allocated to the warrants net of issuance costs, totaling $4.3 million at the issuance date in May 2010, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet. The subordinated notes qualify as Tier II capital for regulatory purposes.

8. Stockholders’ Equity:

In May 2010, the Company raised capital to provide additional liquidity to continue to act as a source of strength for the Bank, to better align the Company’s capital position to its peers and to support future growth.

The Company converted all of its Series A convertible preferred stock, totaling $60.0 million, into common equity by issuing a total of 7.2 million shares of common stock that included 1.2 million shares as an inducement to convert into common stock. As an inducement, the $15.8 million value attributed to the additional shares was considered a non-cash implied dividend to holders of the Series A Preferred and resulted in no net impact to total stockholders’ equity. In the second quarter of 2010, the period in which the additional 1.2 million shares were issued, the noncash implied dividend of $15.8 million was an additional deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted loss per common share. Effective immediately after the payment of the regular quarterly dividend on April 15, 2010, the Company did not declare nor pay any further dividends on the Series A Preferred.

In connection with a private placement in May 2010, the Company issued a total of 1,276,480 shares of 8% non-cumulative, convertible perpetual preferred stock, Series C Preferred with a purchase price and liquidation preference of $25.00 per share. Each share of Series C Preferred can be converted into 2.03583 shares of the Company’s common stock at a conversion price of $12.28 per common share. The Series C Preferred is convertible into an aggregate of 2,598,696 shares of the Company’s common stock at the option of the preferred stockholders at any time and is convertible at the Company’s option any time after the earlier of May 28, 2015 or the first date on which the volume-weighted average per share price of the Company’s common stock equals or has exceeded 130% of the then applicable conversion price of the Series C Preferred for at least 20 trading days within any period of 30 consecutive trading days occurring after May 28, 2013.

In connection with the issuance of $33.9 million of subordinated notes in May 2010, the Company issued detachable warrants to purchase an aggregate of 848,450 shares of the Company’s common stock. The exercise price of the warrants is $12.28 and they are exercisable on or after November 24, 2010 and will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value allocated to the warrants net of issuance costs, totaling $4.4 million at the issuance date in May 2010, was credited to surplus in stockholders’ equity on the Consolidated Balance Sheet.

The terms of the Series B Preferred require the Company to obtain consent, under certain circumstances, before paying dividends on common shares, and the terms of the junior subordinated debentures and Series C Preferred place defined restrictions on the Company’s ability to pay common dividends in the event of deferral of the payment of interest or dividends on those securities. Consistent with past practice, the Company provides notice to its regulators before the payment of any dividends on the Series B Preferred or Series C Preferred.

9. Other Comprehensive Income (“OCI”):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Quarter Ended September 30, 2010			For the Quarter Ended September 30, 2009
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$(1,273)	$(13,317)	$(14,590)	$24,921	$(1,937)	$22,984
Less: reclassification adjustment for gains included in net income (loss)	(32,804)	12,997	(19,807)	(378)	151	(227)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	(34,077)	(320)	(34,397)	24,543	(1,786)	22,757
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	33	(13)	20	—	—	—
Change in net unrealized loss from cash flow hedging instruments	(1,331)	527	(804)	—	—	—
Change in net deferred gain from termination of cash flow hedging instruments	(633)	251	(382)	(1,369)	543	(826)

Other comprehensive income (loss)	$(36,008)	$445	$(35,563)	$23,174	$(1,243)	$21,931

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$38,623	$(17,323)	$21,300	$29,160	$(4,713)	$24,447
Less: reclassification adjustment for gains included in net loss	(34,379)	13,621	(20,758)	(8,637)	3,422	(5,215)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	4,244	(3,702)	542	20,523	(1,291)	19,232
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	(500)	198	(302)	—	—	—
Change in net unrealized loss from cash flow hedging instruments	(2,341)	927	(1,414)	—	—	—
Change in net deferred gain from termination of cash flow hedging instruments	(2,529)	1,006	(1,523)	(5,118)	2,028	(3,090)

Other comprehensive income (loss)	$(1,126)	$(1,571)	$(2,697)	$15,405	$737	$16,142

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income were allocated to other comprehensive income in accordance with ASC Topic 740 (Income Taxes). These changes were primarily changes in unrealized gains on the available-for-sale investment portfolio.

10. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Earnings per share for the quarter is calculated using the two-class method due to the profit for the quarter. Basic earnings per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding during the quarter, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per shares is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method for warrants and options and the if-converted method for convertible preferred shares. Due to the net loss for the nine month period ended September 30, 2010, all common stock equivalents, which consisted of 924,751 options outstanding to purchase shares of common stock, 3,711,097 warrants to purchase shares of common stock, and the Series C Preferred which could be converted into 2,598,696 shares of common stock, were considered antidilutive and not included in the computation of diluted earnings per share. For both the quarter and nine month periods ended September 30, 2009, 594,118 options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock and the convertible Series A Preferred stock which could be converted into 6,000,000 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Net income (loss)	$33,414	$(2,448)	$(8,216)	$(28,521)
Preferred dividends and discounts	(2,671)	(2,873)	(7,251)	(8,603)
Implied non-cash preferred dividend	—	—	(15,756)	—

Net income (loss) available to common stockholders	$30,743	$(5,321)	$(31,223)	$(37,124)

Undistributed earnings allocated to common shares	$29,803	$(5,045)	$(30,047)	$(35.117)
Undistributed earnings allocated to unvested restricted participating shares	940	(276)	(1,176)	(2,007)

Undistributed earnings allocated to common shares and participating securities	$30,743	$(5,321)	$(31,223)	$(37,124)

Basic weighted-average common shares outstanding	17,742,119	10,502,844	14,248,556	10,489,165
Dilutive effect of common stock equivalents	2,998,096	—	—	—

Diluted weighted-average common shares outstanding	20,740,215	10,502,844	14,248,556	10,489,165

Basic loss per common share	$1.68	$(0.51)	$(2.19)	$(3.54)
Diluted loss per common share	1.57	(0.51)	(2.19)	(3.54)

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

The following is a summary of stock option activity for the nine month period ended September 30, 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	813,099	$18.76
Granted	172,450	8.75
Exercised	—	—
Forfeited	(14,702)	8.05
Expired	(46,096)	25.24

Outstanding at September 30, 2010	924,751	16.74

Exercisable at September 30, 2010	492,920	23.90

As of September 30, 2010, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $1.4 million and the weighted-average period over which these costs are expected to be recognized is approximately 3.0 years.

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

The following table provides information regarding nonvested restricted stock activity for the nine month period ended September 30, 2010:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	572,322	$15.06
Granted	36,575	12.03
Vested	(38,535)	27.30
Forfeited	(26,440)	11.25

Nonvested at September 30, 2010	543,922	14.17

As of September 30, 2010, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $5.0 million and the weighted-average period over which these costs are expected to be recognized is approximately 2.5 years.

12. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, and cash flows related to FHLB advances and repurchase agreements. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are also considered derivatives. The following table describes the derivative instruments outstanding at September 30, 2010:

Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/ Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$45,862	Receive 2.93% Pay 0.5516%	4.5 yrs	Other assets/ Noninterest income	$2,994
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.8 yrs	Other assets/OCI	1,078

Total hedging derivative instruments	345,862
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	229,461	Pay 3.72% Receive 0.460%	2.7 yrs	Other liabilities/ Noninterest income	(14,483)
Customer interest rate swap—receive fixed/pay variable	229,461	Receive 3.72% Pay 0.460%	2.7 yrs	Other assets/ Noninterest income	14,132
Interest rate lock commitments	280,435	NA	0.1 yrs	Other assets/ Noninterest income	3,596
Forward loan sale commitments	255,159	NA	0.2 yrs	Other assets/ Noninterest income	(733)

Total non-hedging derivative instruments	994,516

Total derivative instruments	$1,340,378

During the nine months ended September 30, 2010, the Company entered into $45.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $23,000 for the third quarter 2010 and $63,000 for the nine months ended September 30, 2010, and was recorded in noninterest income.

The Company also entered into $300.0 million of notional amount interest rate corridors during the nine months ended September 30, 2010, which are designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. Total ineffectiveness on the interest rate corridors was $4,000 for the third quarter and the nine months ended September 30, 2010.

The Company enters into interest rate lock and forward loan sale commitments as a normal part of Cole Taylor Mortgage’s business. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in income currently in noninterest income.

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

Fair Value Measurement

In accordance with FASB ASC 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are defined as follows:

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

The Company used the following methods and significant assumptions to estimate fair values:

Available-for-sale investment securities:

The Company obtains fair value measurements from an independent pricing service. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy.

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

Mortgage derivatives:

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of forward loan sale commitments is based upon quoted prices for similar assets in active market that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based upon unobservable inputs that reflects management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Loans held for sale:

At September 30, 2010, loans held for sale included $134.5 million of residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.

In prior periods, the Company had certain residential mortgage loans that it acquired in a bulk purchase transaction and nonaccrual commercial loans classified as held for sale. These loans were recorded at the lower of cost or fair value and were recorded at fair value on a nonrecurring basis.

For all residential mortgage loans held for sale, the fair value is based on quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy. The fair value of the commercial loans was determined based on the estimated net contracted sales price, less cost to sell and was classified in Level 2 of the fair value hierarchy.

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

Other real estate owned and repossessed assets:

The Company does not record other real estate owned (“OREO”) and repossessed assets at fair value on a recurring basis. At foreclosure or obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated costs to sell. Generally, the fair value of OREO is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,084,784	$—	$1,084,784	$—
Loans held for sale accounted for at fair value	134,508	—	134,508	—
Assets held in employee deferred compensation plans	2,372	2,372	—	—
Derivative instruments	18,204	—	18,204	—
Mortgage derivative instruments	3,596	—	—	3,596
Liabilities:
Derivative instruments	14,483	—	14,483	—
Mortgage derivative instruments	733	—	733	—

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,271,271	$—	$1,271,271	$—
Assets held in employee deferred compensation plans	2,461	2,461	—	—
Derivative instruments	10,630	—	10,630	—
Liabilities:
Derivative instruments	10,216	—	10,216	—

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarter and nine months ended September 30, 2010 and 2009 (including the change in fair value) for financial instruments measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Beginning Balance	$1,271	$ —	$ —	$ —
Realized/unrealized gains/(losses) included in net income (loss)	—	—	—	—
Purchases, issuances and settlements, net	2,325	—	3,596	—
Transfers in and/or out of Level 3	—	—	—	—

Fair value at period end	$3,596	$ —	$3,596	$ —

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

	As of September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$68,661	$ —	$65,703	$2,958
Other real estate and repossessed assets	30,575	—	4,999	25,576

	As of December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans and loans held for sale	$83,868	$ —	$68,269	$15,599
Other real estate and repossessed assets	18,064	—	7,725	10,339

At September 30, 2010, the Company had $3.0 million of impaired loans and $25.6 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The change in Level 3 carrying value of impaired loans represents sales, payments or net charge-offs of $13.8 million, an additional impaired loan with a fair value of $1.2 million and a resulting charge to earnings of $1.5 million to reduce this loan to fair value. The change in Level 3 OREO and repossessed assets during the nine months ended September 30, 2010 included $22.3 million of additions, $5.2 million of sales and $2.1 million of net writedowns that were included in the Consolidated Results of Operations.

Fair Value of Financial Instruments

The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available or readily determinable trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company can use significant estimations and present value calculations for the purposes of calculating fair value. Accordingly, fair value is based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair value cannot be determined with precision. Changes in assumptions could significantly affect these estimations.

The methods and assumptions used to determine fair value for each significant class of financial instruments are presented below.

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

Loans Held For Sale:

For the residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets. For commercial loans held for sale, the fair value has been determined based upon the estimated net contracted sales prices, less estimated cost to sell.

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

Investment in FHLB and Federal Reserve Bank Stock:

The fair value of these investments in FHLB and FRB stock equals its book value as these stocks can only be sold to the FHLB, FRB or other member banks at their par value per share.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivative Financial Instruments:

The carrying amount and fair value of derivative financial instruments, such as interest rate swap, floors, collars, and corridors are based on independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The Company also has derivative financial instruments associated with Cole Taylor Mortgage including forward loan sale and interest rate lock commitments. The fair value of the forward loan sale commitments is based on quoted market prices for similar assets in active markets. The fair value of interest rate lock commitments is determined based on an internal valuation model using management assumptions and rate and pricing information from each loan commitment transaction. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes and other liabilities.

Other Assets:

Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan. The carrying value of these assets approximates their fair value and is based on quoted market prices.

Deposit Liabilities:

Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments; unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value would be utilized as an estimate of fair value. Fair value of deposits without stated maturities equal the respective amounts due on demand.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$144,472	$144,472	$48,469	$48,469
Available-for-sale investments	1,084,784	1,084,784	1,271,271	1,271,271
Held-to-maturity investments	87,816	91,219	—	—
Loans held for sale	134,508	134,508	81,853	82,104
Loans, net of allowance	2,804,293	2,811,788	2,847,290	2,799,863
Investment in FHLB and FRB stock	36,484	36,484	31,210	31,210
Accrued interest receivable	15,954	15,954	16,653	16,653
Derivative financial instruments	21,800	21,800	10,630	10,630
Other assets	2,372	2,372	2,461	2,461

Total financial assets	$4,332,483	$4,343,381	$4,309,837	$4,262,661

Financial Liabilities:
Deposits without stated maturities	$1,508,764	$1,508,764	$1,453,069	$1,453,069
Deposits with stated maturities	1,463,904	1,493,897	1,523,731	1,554,230
Other borrowings	506,857	517,492	337,669	352,352
Notes payable and other advances	490,000	493,655	627,000	630,709
Accrued interest payable	7,372	7,372	11,457	11,457
Derivative financial instruments	15,216	15,216	10,216	10,216
Junior subordinated debentures	86,607	58,988	86,607	50,583
Subordinated notes	85,545	82,737	55,695	53,792

Total financial liabilities	$4,164,265	$4,178,121	$4,105,444	$4,116,408

Off-Balance Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,417	$3,417	$3,485	$3,485
Standby letters of credit	296	296	307	307

Total off-balance sheet financial instruments	$3,713	$3,713	$3,792	$3,792

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

14. Subsequent Events:

Events subsequent to the balance sheet date of September 30, 2010 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheets, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the Consolidated Balance Sheets or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

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

Recent Legislation Impacting the Financial Services Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. We expect the Dodd-Frank Act to significantly impact current bank regulation and affect the lending, deposit, investment, trading and operating activities of financial institutions and holding companies, as well as securities reporting. We expect that this new law will require adoption of numerous new rules and regulation by various federal agencies and requires extensive additional reporting. The federal agencies responsible for rule making are given significant discretion in drafting implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for several months.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to United States of America generally accepted accounting principles (“GAAP”) and reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements – Summary of Significant Accounting and Reporting Policies” in our 2009 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and, therefore, have a greater possibility of producing results that could be materially different than originally reported. We consider our policies for the allowance for loan losses, the realizability of deferred tax assets and the valuation of financial instruments such as investment securities and derivatives to be critical accounting policies.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, including a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific loans and borrowers, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. We also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding our borrowers’ probability of default and the fair value of the underlying collateral. The current illiquidity in the Chicago real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

Our loan portfolio is comprised primarily of commercial loans to businesses. These loans are larger in amount than loans to individual consumers and, therefore, have higher potential losses on an individual loan basis. These larger loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate for any one loan may have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause an increase in uncollectible loans and, therefore, our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

Income Taxes

We maintained net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially our entire deferred tax assets because at this time it is more likely than not that all of these deferred tax assets will not be realized. This determination was based largely on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

Derivative Financial Instruments

We use derivative financial instruments (“derivatives”), including interest rate exchange, floor, collar and corridor agreements, as well as interest rate lock and forward loan sale commitments to either accommodate individual customer needs or to assist in interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of a formally designated hedge and quarterly thereafter, an assessment is made to determine whether changes in the fair value or cash flows of the derivatives have been highly effective in offsetting the changes in the fair value or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives flow through the Consolidated Statements of Operations in other noninterest income, which results in greater volatility in our earnings.

The estimates of fair values of certain of our derivative instruments, such as interest rate exchange, floor, collar and corridor derivatives, as well as interest rate locks and forward loan commitments, are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including a discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

Valuation of Investment Securities

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for these selected securities. When the discounted cash flow analysis obtained from the independent pricing sources indicates that all future principal and interest payments are expected to be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we expect not to be able to recover our entire investment, then an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment that related to factors other than the credit loss is recognized in other comprehensive income. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral, but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our statement of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “expect,” “plan,” “predict,” “potential,” “contemplate,” “should,” “will,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2010 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation:

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

•	the continued decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	the risks associated with the high volume of loans secured by commercial real estate in our portfolio;

•	the uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	the risks associated with the establishment of our new mortgage unit, including the expansion into new geographic markets;

•	the risks associated with attracting and retaining experienced and qualified personnel, including our senior management and other key personnel in our core business lines;

•	uncertainty in estimating the fair value of loans held for sale and the possibility that we will not be able to dispose of these assets on terms acceptable to us;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•	the effect on our profitability if interest rates fluctuate as well as the effect of our customers’ changing use of our deposit products;

•	the possibility that our wholesale funding sources may prove insufficient to replace deposits at maturity and support our growth;

•	a continuation of the recent unprecedented volatility in the capital markets;

•	the effectiveness of our hedging transactions and their impact on our future results of operations;

•	changes in general economic and capital market conditions, interest rates, our debt credit ratings, deposit flows, loan demand, including loan syndication opportunities and competition;

•

the impact changes in legislation, including the Dodd-Frank Act, or regulatory and accounting principles, policies or guidelines affecting our business, including those relating to capital requirements; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2009 Annual Report on Form 10-K filed with the SEC on March 29, 2010. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.

RESULTS OF OPERATIONS

Overview

We reported net income applicable to common stockholders of $30.7 million, or $1.57 per diluted common share outstanding for the third quarter of 2010, compared to a net loss applicable to common stockholders of $5.3 million, or ($0.51) per diluted common share, in the third quarter of 2009. For the nine month period ended September 30, 2010, the loss applicable to common stockholders of $31.2 million, or ($2.19) per diluted common share was lower when compared to a net loss applicable to common stockholders of $37.1 million, or ($3.54) per diluted share, during the nine months ended September 30, 2009. The increase for the nine month period ended September 30, 2010, was primarily the result of higher net interest income and noninterest income somewhat offset by a one-time, non-cash charge of $15.8 million, or $1.09 per diluted share, representing the value of the incremental 1.2 million shares of common stock issued in the aggregate to the holders of our Series A Preferred who exchanged their shares of Series A Preferred for shares of common stock in our May 2010 exchange offer, higher provision for loan losses and higher noninterest expense.

Highlights

•

Pre-tax, pre-provision earnings from core operations increased 35.5% to $20.6 million for the quarter ended September 30, 2010, as compared to $15.2 million for the quarter ended September 30, 2009. During the nine months ended September 30, 2010, pre-tax, pre-provision earnings from core operations increased by 36.3% to $52.1 million from $38.2 million.

•

In the third quarter of 2010, total revenue (net interest income plus noninterest income less gains on sales of investment securities) was $45.7 million up from $35.4 million for the third quarter of 2009. For the nine months ended September 30, 2010, total revenue was $122.8 million, a 20.0% increase from $102.3 million for the same period in 2009.

•

Our net interest margin was 3.25% for the third quarter of 2010, compared to 2.92% for the third quarter of 2009, an increase of 33 basis points. Our net interest margin was 3.19% during the nine months ended September 30, 2010 as compared to 2.76% during the nine months ended September 30, 2009.

•

Noninterest income (including gains on sales of investment securities) rose sharply to $44.1 million for the third quarter 2010 from $3.4 million in the third quarter of 2009. For the nine months ended September 30, 2010, noninterest income was $54.7 million, an increase of $33.8 million as compared to $20.9 million of noninterest income during the nine months ended September 30, 2009.

•

Noninterest expense increased $4.1 million to $26.6 million in the third quarter of 2010, as compared to $22.5 million during the third quarter of 2009. For the nine months ended September 30, 2010, noninterest expense was $81.3 million, an increase of $13.9 million as compared to $67.4 million of noninterest expense during the nine months ended September 30, 2009.

•

Nonperforming assets were $157.5 million, or 3.38% of total assets on September 30, 2010, compared to $196.3 million, or 4.38% of total assets on September 30, 2009. In addition, our provision for loan losses was $18.1 million for the third quarter of 2010 and $83.2 million during the nine months ended September 30, 2010. In comparison, the provision for loan losses was $15.5 million for the third quarter of 2009 and $70.6 million during the nine months ended September 30, 2009.

In January 2010, we established Cole Taylor Mortgage by hiring a team of individuals with extensive mortgage banking experience. This unit began originating loans during the first quarter of 2010 and had positive operating profit (revenues less noninterest expenses) during the third quarter of 2010 and for the nine months ended September 30, 2010. It is expected that this unit’s origination volumes will increase as operations continue to grow. Cole Taylor Mortgage operates in 17 states, adding Connecticut, Missouri and Wisconsin in the third quarter of 2010. We anticipate loan production to come from relationships with mortgage brokers, retail offices and from our Bank’s branch locations. We expect this new line of business to be a source of growing noninterest fee income for us and provide additional earnings and geographic diversification.

In May 2010, we completed our previously announced capital transactions. The transactions provide additional liquidity for us to continue to act as a source of strength for our Bank, to better align our capital position to our peers and to support our future growth plans. In early May 2010, we completed an exchange offer in which we issued an aggregate of 7.2 million shares of our common stock in exchange for all of the outstanding shares of our Series A Preferred. The Series A Preferred had an aggregate liquidation preference of $60 million and a non-cumulative preferred dividend that accrued at 8% per annum. By its terms the Series A Preferred was convertible into 6.0 million shares of common stock.

On May 28, 2010, following the completion of the exchange offer, we raised $75 million in additional capital in a private placement of shares of non-cumulative, convertible Series C Preferred, subordinated debt and warrants. Of this amount, $9.1 million received from an existing institutional investor in the company was funded into an escrow account pending regulatory approval. In October 2010, we received the requisite regulatory approval to accept these escrowed funds, so long as the investor purchased non-voting securities (denominated as Series E Preferred) that otherwise had comparable economic terms to our Series C Preferred. We also entered into an exchange agreement with this same investor pursuant to which it agreed to exchange a portion of its existing shares of common stock into shares of a new series of preferred stock (Series D Preferred), which is a non-voting stock. Other than the voting rights, the terms of our Series D Preferred are substantially the same as common stock.

As we continue to grow our core businesses, as well as manage our loan portfolio, we will require additional capital, either from earnings retention or external sources. We continue to review and evaluate our capital plan in conjunction with our business strategy as well as the heightened focus on capital requirements by regulatory authorities and the investment community. The timing, amount and form of any such capital raise will depend on a number of factors, including the amount of earnings generated by the Bank, the opportunities for future growth, further loan losses, regulatory requirements and the state of the capital markets.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision earnings from core operations and of revenue. In this non-GAAP financial measure, the provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities, are excluded from the determination of operating results. The non-GAAP measure of revenue is calculated as the sum of net interest income and noninterest income less gains and losses on investment securities. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period. The following table reconciles the loss before income taxes to pre-tax, pre-provision earnings from core operations for the periods indicated.

	For the Three Months Ended					For the Nine Months Ended
	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Income (loss) before income taxes	$ 33,735	$(30,577)	$(10,441)	$ (3,676)	$ (2,304)	$ (7,283)	$(27,040)
Add back (subtract):
Provision for loan losses	18,128	43,946	21,130	19,002	15,539	83,204	70,609
Nonperforming asset expense	1,538	4,055	4,938	8,453	2,295	10,531	3,273
Gains on sales of investment securities	(32,804)	(142)	(1,433)	(8,958)	(378)	(34,379)	(8,637)

Pre-tax, pre-provision earnings from core operations	$ 20,597	$ 17,282	$ 14,194	$14,821	$15,152	$52,073	$ 38,205

The following table reconciles net interest income to revenue for the periods indicated.

	For the Three Months Ended					For the Nine Months Ended
	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest income	$34,367	$34,678	$33,467	$32,810	$32,375	$102,512	$ 90,101
Add back (subtract):
Noninterest income	44,142	6,158	4,374	12,735	3,376	54,674	20,856
Gains on sales of investment securities	(32,804)	(142)	(1,433)	(8,958)	(378)	(34,379)	(8,637)

Revenues	$45,705	$40,694	$36,408	$36,587	$35,373	$122,807	$102,320

Net Interest Income

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Net interest income was $34.4 million for the third quarter of 2010, an increase of $2.0 million, or 6.2%, from $32.4 million of net interest income in the third quarter of 2009. Net interest income for the third quarter of 2010 benefited from the low interest rate environment and resulted in a higher net interest margin.

Our net interest margin was 3.25% for the third quarter of 2010, compared to 2.92% for the third quarter of 2009, an increase of 33 basis points. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Net interest margin increased quarter over quarter primarily due to a decrease in our cost of funds. Our cost of funds in the third quarter of 2010 was 2.00%, compared to 2.61% during the third quarter of 2009, a decrease of 61 basis points. From the first quarter of 2010 to the third quarter of 2010, our cost of funds benefited from the continued repricing of term deposits to lower current rates and the reduced reliance on more costly out-of-market funds, such as brokered certificates of deposits (“CDs”). The average cost of time deposits was 2.22% during the third quarter of 2010 as compared to 3.15% during the third quarter of 2009.

Offsetting the lower cost of funds were lower interest-earning asset yields, which declined 13 basis points from 5.01% in the third quarter of 2009 to 4.88% in the third quarter of 2010 largely the result of the lower rate environment that negatively impacted yields on the investment portfolio and lower loan balances. The taxable investment portfolio rates fell 51 basis points to 4.15% in the third quarter of 2010 from 4.66% in the third quarter of 2009. Average loan balances fell $162.9 million in the third quarter of 2010, compared to third quarter of 2009. These decreases were somewhat mitigated by higher yields on loans which are up to 5.11% in the third quarter of 2010 from 5.09% in the third quarter of 2009 as a result of our efforts to improve loan pricing, including the use of interest rate floors.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net interest income was $102.5 million for the nine months ended September 30, 2010, compared to $90.1 million during the same nine month period a year ago, an increase of $12.4 million, or 13.7%. Net interest income for the nine months ended September 30, 2010 benefited from the lower interest rate environment, which resulted in a 43 basis point increase in the net interest margin.

Our net interest margin was 3.19% during the nine months ended September 30, 2010 as compared to 2.76% during the nine months ended September 30, 2009. This increase was largely due to lower interest-bearing funding costs which decreased to 2.10% for the nine months ended September 30, 2010 from 2.83% for the nine months ended September 30, 2009.

Funding costs were lower in the nine months ended September 30, 2010, due to a sizeable decrease in term deposit rates, which fell 106 basis points from the nine months ended September 30, 2009, as a result of continued repricing of deposits in the low interest rate environment to current market rates.

Offsetting the lower cost of funds were fluctuations in rates and volume of our earning assets. Average loan volumes declined for the nine month period ended September 30, 2010 to $3.0 billion from $3.2 billion for the same period a year ago, as we continue to reposition the loan portfolio to reduce exposure to certain industries and sectors along with loan charge-offs and lower customer line usage. The low rate environment also had a negative impact on our investment portfolio. For the nine month period ended September 30, 2010, the yield on our taxable investment securities was 4.29%, compared to 4.94% for the same period a year ago or a 65 basis point reduction.

Rate vs. Volume Analysis of Net Interest Income

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we analyze our consolidated average balances, our yield on average interest-earning assets and the costs of average interest-bearing liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average balance of assets or liabilities. Because management analyzes net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis, assuming a tax rate of 35.0%. This assumed tax rate may differ from our actual effective income tax rate. In addition, the earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table presents for the periods indicated a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35.0%.

	Quarter Ended September 30, 2010 Versus Quarter Ended September 30, 2009 Increase/(Decrease)			Nine Months Ended September 30, 2010 Versus Nine Months Ended September 30, 2009 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(723)	$(1,517)	$(2,240)	$2,479	$(5,940)	$(3,461)
Cash equivalents	(2)	3	1	(10)	1	(9)
Loans	(2,091)	158	(1,933)	(6,750)	2,362	(4,388)

Total interest-earning assets	(2,816)	(1,356)	(4,172)	(4,281)	(3,577)	(7,858)

INTEREST PAID ON:
Interest-bearing deposits	(1,960)	(4,221)	(6,181)	(6,558)	(13,469)	(20,027)
Total borrowings	1,137	(1,002)	135	3,675	(3,576)	99

Total interest-bearing liabilities	(823)	(5,223)	(6,046)	(2,883)	(17,045)	(19,928)

Net interest income, tax-equivalent	$(1,993)	$3,867	$1,874	$(1,398)	$13,468	$12,070

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net interest income as stated	$34,367	$32,375	$102,512	$90,101
Tax-equivalent adjustment-investments	618	732	1,933	2,263
Tax-equivalent adjustment-loans	25	29	75	86

Tax-equivalent net interest income	$35,010	$33,136	$104,520	$92,450

Yield on earning assets without tax adjustment	4.82%	4.94%	4.84%	4.95%
Yield on earning assets - tax-equivalent	4.88%	5.01%	4.90%	5.02%

Net interest margin without tax adjustment	3.19%	2.86%	3.13%	2.69%
Net interest margin - tax-equivalent	3.25%	2.92%	3.19%	2.76%

Net interest spread without tax adjustment	2.82%	2.34%	2.74%	2.12%
Net interest spread - tax-equivalent	2.88%	2.40%	2.80%	2.19%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended September 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,157,721	$12,007	4.15%	$1,194,787	$13,921	4.66%
Tax-exempt (tax-equivalent) (2)	111,913	1,766	6.31	130,935	2,092	6.39

Total investment securities	1,269,634	13,773	4.34	1,325,722	16,013	4.83

Cash Equivalents	1,191	4	1.31	2,637	3	0.45

Loans (2) (3):
Commercial and commercial real estate	2,763,639	35,865	5.08	2,968,296	37,841	4.99
Residential real estate mortgages	164,086	1,798	4.38	109,413	1,380	5.05
Home equity and consumer	90,359	985	4.32	103,283	1,069	4.11
Fees on loans	—	197		—	488

Net loans (tax-equivalent) (2)	3,018,084	38,845	5.11	3,180,992	40,778	5.09

Total interest-earning assets (2)	4,288,909	52,622	4.88	4,509,351	56,794	5.01

NON-EARNING ASSETS:
Allowance for loan losses	(111,959)			(139,074)
Cash and due from banks	84,943			65,365
Accrued interest and other assets	185,528			107,549

TOTAL ASSETS	$4,447,421			$4,543,191

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$874,559	2,204	1.00	$640,074	1,981	1.23
Savings deposits	40,545	9	0.09	41,839	10	0.09
Time deposits	1,474,122	8,235	2.22	1,845,048	14,638	3.15

Total interest-bearing deposits	2,389,226	10,448	1.73	2,526,961	16,629	2.61

Other borrowings	535,991	2,097	1.53	358,507	2,210	2.41
Notes payable and other advances	393,067	1,199	1.19	573,872	1,718	1.17
Junior subordinated debentures	86,607	1,471	6.79	86,607	1,477	6.82
Subordinated notes	85,460	2,397	11.22	55,547	1,624	11.69

Total interest-bearing liabilities	3,490,351	17,612	2.00	3,601,494	23,658	2.61

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	602,903			598,760
Accrued interest, taxes, and other liabilities	67,689			69,433

Total noninterest-bearing liabilities	670,592			668,193

STOCKHOLDERS’ EQUITY	286,478			273,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,447,421			$4,543,191

Net interest income (tax-equivalent) (2)		$35,010			$33,136

Net interest spread (tax-equivalent) (2) (4)			2.88%			2.40%

Net interest margin (tax-equivalent) (2) (5)			3.25%			2.92%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,233,794	$39,662	4.29%	$1,138,195	$42,179	4.94%
Tax-exempt (tax-equivalent) (2)	116,784	5,522	6.30	135,137	6,466	6.38

Total investment securities	1,350,578	45,184	4.46	1,273,332	48,645	5.09

Cash Equivalents	717	6	1.10	1,880	15	1.05

Loans (2) (3):
Commercial and commercial real estate	2,795,720	107,133	5.05	3,027,149	112,541	4.90
Residential real estate mortgages	133,782	4,430	4.42	72,587	2,936	5.39
Home equity and consumer	95,663	3,064	4.28	102,476	3,235	4.22
Fees on loans	—	739		—	1,042

Net loans (tax-equivalent) (2)	3,025,165	115,366	5.10	3,202,212	119,754	5.00

Total interest-earning assets (2)	4,376,460	160,556	4.90	4,477,424	168,414	5.02

NON-EARNING ASSETS:
Allowance for loan losses	(110,670)			(135,611)
Cash and due from banks	77,976			60,820
Accrued interest and other assets	156,098			113,772

TOTAL ASSETS	$4,499,864			$4,516,405

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$798,028	6,493	1.09	$653,336	5,537	1.13
Savings deposits	40,783	24	0.08	42,067	26	0.08
Time deposits	1,552,213	28,367	2.44	1,884,317	49,348	3.50

Total interest-bearing deposits	2,391,024	34,884	1.95	2,579,720	54,911	2.85

Other borrowings	535,771	6,851	1.69	362,115	6,618	2.41
Notes payable and other advances	491,722	3,997	1.07	500,136	4,956	1.31
Junior subordinated debentures	86,607	4,355	6.70	86,607	4,618	7.11
Subordinated notes	69,465	5,949	11.42	55,449	4,861	11.69

Total interest-bearing liabilities	3,574,589	56,036	2.10	3,584,027	75,964	2.83

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	597,904			565,614
Accrued interest, taxes, and other liabilities	53,817			71,349

Total noninterest-bearing liabilities	651,721			636,963

STOCKHOLDERS’ EQUITY	273,554			295,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,499,864			$4,516,405

Net interest income (tax-equivalent) (2)		$104,520			$92,450

Net interest spread (tax-equivalent) (2) (4)			2.80%			2.19%

Net interest margin (tax-equivalent) (2) (5)			3.19%			2.76%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Service charges	$ 2,783	$ 2,892	$ 8,421	$ 8,481
Trust and investment management fees	109	332	691	1,341
Mortgage origination revenue	6,308	—	8,503	—
Losses relating to bulk purchased mortgage loans	(410)	(1,351)	(2,437)	(1,305)
Gains on sales of investment securities	32,804	378	34,379	8,637
Other derivative income	1,127	108	1,294	1,380
Letter of credit and other loan fees	1,070	591	3,057	1,305
Other noninterest income	351	426	766	1,017

Total noninterest income	$44,142	$ 3,376	$54,674	$20,856

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Total noninterest income was $44.1 million during the third quarter of 2010, compared to $3.4 million in the third quarter of 2009, an increase of $40.8 million. Noninterest income increased 1207.52% from $3.4 million in third quarter of 2009 to $44.1 million in the third quarter of 2010. The increase is primarily due to gains on sales of investment securities, which totaled $32.8 million and mortgage origination revenue generated from Cole Taylor Mortgage, which totaled $6.3 million during the third quarter of 2010. Other items contributing to the increase include derivative income of $1.1 million in the third quarter of 2010 compared to $108,000 in the third quarter of 2009 and increased letter of credit and other loan fees of $1.1 million in the third quarter of 2010 compared to $591,000 in the third quarter of 2009. Offsetting these increases were reduced losses relating to bulk purchased mortgage loan sales which totaled $410,000 in the third quarter of 2010 compared to $1.4 million in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Total noninterest income was $54.7 million during the nine months ended September 30, 2010, compared to $20.9 million in the nine months ended September 30, 2009. Noninterest income increased largely due to the gains on sales of investment securities (primarily in the third quarter of 2010), which increased from $8.6 million as of the nine months ended September 30, 2009 to $34.4 million as of the nine months ended September 30, 2010 as we captured gains on securities with higher refinancing risk and the 2010 formation of Cole Taylor Mortgage which had $8.6 million of mortgage origination revenue. These gains were offset by losses relating to bulk purchased mortgage loans of $1.3 million for the nine months ended September 30, 2009 and $2.4 million for the nine months ended September 30, 2010.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$11,747	$ 9,580	$33,005	$28,654
Sign-on bonuses and severance	44	13	259	292
Incentives, commissions, and retirement benefits	2,015	847	4,401	3,030

Total salaries and employee benefits	13,806	10,440	37,665	31,976
Occupancy of premises, furniture and equipment	2,668	2,548	7,975	7,704
Nonperforming asset expense	1,538	2,295	10,531	3,273
FDIC assessment	2,178	2,314	6,361	8,213
Legal fees, net	1,481	1,430	3,727	4,225
Early extinguishment of debt	378	—	378	527
Other noninterest expense	4,597	3,489	14,628	11,470

Total noninterest expense	$26,646	$22,516	$81,265	$67,388

Efficiency Ratio	58.30%	63.65%	66.17%	65.86%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Noninterest expense increased $4.1 million, or 18.3%, to $26.6 million in the third quarter of 2010, as compared to $22.5 million during the third quarter of 2009. The higher level of noninterest expense during the third quarter of 2010 is primarily the result of higher salaries and employee benefits and other noninterest expense, partially offset by lower nonperforming asset expenses.

Total salaries and employee benefits expense during the third quarter of 2010 was $13.8 million, compared to $10.4 million during the third quarter of 2009, an increase of $3.4 million or 32.2%. This increase is primarily driven by higher base salaries resulting from an increased number of employees at Cole Taylor Mortgage. We expect that this trend will continue as that unit continues to add retail mortgage branches and support staff commensurate with growth in mortgage originations. Cole Taylor Mortgage has 137 full time employees as of September 30, 2010, approximately half of whom are compensated on a variable basis.

Nonperforming asset expense totaled $1.5 million during the third quarter of 2010, compared to $2.3 million during the third quarter of 2009. This decrease was due to higher nonperforming asset recoveries and lower write-downs on other real estate owned.

Other noninterest expense primarily includes external audit and tax services, business development and entertainment expenses, computer software license fees and other operating expenses such as insurance, telephone, postage, office supplies and printing. Other noninterest expense was $4.6 million in the third quarter of 2010, an increase of $1.1 million from $3.5 million of noninterest expense during the third quarter of 2009. This increase was largely due to an increase in loan-related expenses and insurance.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, noninterest expense was $81.3 million, an increase of $13.9 million as compared to $67.4 million of noninterest expense during the nine months ended September 30, 2009. Between these year-to-date periods, increases in salaries and benefits, nonperforming asset expense, and other noninterest expenses were partly offset by lower FDIC insurance assessments and legal expense.

Total salaries and employee benefits expense totaled $37.7 million, as compared to $32.0 million during the nine months ended September 30, 2009, an increase of $5.7 million. The launch of Cole Taylor Mortgage and the related headcount additions resulted in the increased expense for salaries and benefits.

For the nine months ended September 30, 2010, nonperforming asset expense increased to $10.5 million from $3.3 million for the same period a year ago. Nonperforming asset expense during the nine months ended September 30, 2010 included a $3.2 million write-down associated with the transfer to the loan portfolio of certain nonperforming commercial loans held for sale. The transfer occurred at the lower of cost or fair value. Also, in the nine months ended September 30, 2010, the loss provision for OREO increased $3.1 million when compared to the nine months ended September 30, 2009.

Our FDIC insurance premium decreased for the nine month period ended September 30, 2010, compared to 2009 primarily due to the FDIC special assessment in the second quarter of 2009 of $2.1 million.

Legal fees were $3.7 million in the nine months ended September 30, 2010, compared to $4.2 million in the nine months ended September 30, 2009. The decreases was a result of lower legal expenses incurred by the loan work-out area.

For the nine months ended September 30, 2010, other noninterest expense was $14.6 million, compared to $11.5 million during the nine months ended September 30, 2009. The increase was largely due to higher operational losses, insurance, loan related expenses.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, less gains on the sale of investment securities). Generally, a lower efficiency ratio indicates that the entity is operating more efficiently. Our efficiency ratio was 58.30% in the third quarter of 2010, compared to 63.65% during the third quarter of 2009. The improved efficiency ratio is the result of higher net interest income combined with the positive contribution from Cole Taylor Mortgage and lower losses on dispositions of bulk purchased mortgage loans.

Our efficiency ratio was 66.17% during the nine months ended September 30, 2010, compared to 65.86% during the nine months ended September 30, 2009. The slight increase in 2010 was largely the result of higher nonperforming asset expense on a period over period basis.

Income Taxes

Despite a pre-tax loss of $7.28 million for the nine months ended September 30, 2010, we recorded income tax expense of $933,000 for the period. Because of the valuation allowance on our deferred tax asset, we were not able to record an income tax benefit related to the pre-tax loss incurred. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the valuation allowance. The expense recorded in the third quarter of 2010 and the nine months ended September 30, 2010 was largely due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. We expect to record income tax expense of $1.3 million during 2010 associated with the release of these residual tax effects.

FINANCIAL CONDITION

Overview

Total assets increased $255.3 million, or 5.8%, to $4.66 billion at September 30, 2010 from total assets of $4.40 billion at December 31, 2009, primarily as a result of an increase in other assets. Other assets totaled $312.5 million at September 30, 2010, an increase of $230.9 million from year-end 2009. This increase was the result of the timing of settlement on securities sales. Total liabilities increased $235.4 million to $4.38 billion at September 30, 2010 from $4.14 billion at December 31, 2010, resulting from increases in other borrowings, accrued interest, taxes and other liabilities and subordinated notes offset by lower notes payable and other advances. Total stockholders’ equity at September 30, 2010 was $278.7 million, compared to $258.8 million at December 31, 2009, an increase of $19.9 million.

Investment Securities

Investment securities totaled $1.17 billion at September 30, 2010, compared to $1.27 billion at December 31, 2009, a decrease of $98.7 million, or 7.8%. During the nine months ended September 30, 2010, we reduced our investment portfolio to capture gains on mortgage-backed securities that had higher refinancing risk. During the nine months ended September 30, 2010, we sold approximately $752 million of investment securities, resulting in gains of $34.4 million, most of which occurred in the third quarter of 2010. Offsetting these sales, were purchases of investment securities of approximately $844 million. The overall weighted-average life of our investment portfolio at September 30, 2010 was approximately 7.4 years, compared to approximately 6.0 years at December 31, 2009.

As of September 30, 2010, mortgage-related securities comprised approximately 78% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.

As of September 30, 2010, we reduced the net unrealized gain to $16.8 million in our available-for-sale investment portfolio, which was comprised of $18.9 million of gross unrealized gains and $2.1 million of gross unrealized losses. In comparison, at December 31, 2009, we had a net unrealized gain of $12.5 million, comprised of $24.0 million of gross unrealized gains and
$11.5 million of gross unrealized losses. The gross unrealized losses at September 30, 2010 related to ten investment securities with a carrying value of $110.9 million.

Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are analyzed further to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform a cash flow analysis to determine if other-than-temporary impairment has occurred. Of the ten available-for-sale securities with gross unrealized losses at September 30, 2010, three securities have been in a loss position for 12 months or more, including one security for which we have previously recognized other-than-temporary impairment for the amount of the anticipated credit loss. As of September 30, 2010, our analysis, including the utilization of independent, third party fair value estimates, indicated that these three securities did not have other-than-temporary impairment or did not have any additional other-than-temporary impairment. See “Notes to Consolidated Financial Statements – Investment Securities” for additional details.

As a member of Federal Home Loan Bank (“FHLB”), we are required to hold FHLB stock. The amount of required FHLB stock is based on the Bank’s asset size and the amount of borrowings from the FHLB. At September 30, 2010, we held $27.5 million of FHLB stock and maintained $490.0 million of FHLB advances. Currently, the FHLB of Chicago is under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. We have assessed the ultimate recoverability of our FHLB stock and we believe no impairment has occurred.

Loans

Total loans held in our portfolio decreased $43.0 million to $2.80 billion at September 30, 2010, from total loans of $2.85 billion at December 31, 2009. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured and construction and land loans, decreased $65.6 million, or 2.3%, of total commercial loans. Consumer-oriented loans increased by
$10.6 million, or 6.9%, of consumer-oriented loans. The decrease in commercial loans during the nine months ended September 30, 2010 consisted of a $102.6 million, or 46.3%, decrease in residential construction and land loans, a $43.5 million decrease, or 3.7%, in commercial real estate secured loans and a $12.4 million decrease, or 8.7%, in commercial construction and land loans. These decreases were partly offset by a $92.9 million, or 7.3%, increase in C&I loans.

The composition of our loan portfolio as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,357,252	47%	$1,264,369	43%
Commercial real estate secured	1,128,290	39	1,171,777	39
Residential construction and land	119,219	4	221,859	8
Commercial construction and land	130,217	4	142,584	5

Total commercial loans	2,734,978	94	2,800,589	95
Consumer-oriented loans	163,456	6	152,892	5

Gross loans	2,898,434	100%	2,953,481	100%
Less: Unearned discount	(3)		(6)

Total loans	2,898,431		2,953,475
Less: Allowance for loan losses	(94,138)		(106,185)

Portfolio loans, net	$2,804,293		$2,847,290

Loans Held for Sale	$134,508		$81,853

Total C&I loans accounted for 47% of the loan portfolio and totaled $1.36 billion at September 30, 2010, compared to $1.26 billion at December 31, 2009. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate.

Our commercial real estate secured loans decreased $43.5 million, or 3.7%, to $1.13 billion at September 30, 2010, as compared to $1.17 billion at December 31, 2009. Most of the reduction was due to lower loans secured by non-owner occupied commercial properties. Approximately 90% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

The following table presents the composition of our commercial real estate secured portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
	Balance	Percentage of Total Commercial Real Estate Secured Loans	Balance	Percentage of Total Commercial Real Estate Secured Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$200,998	18%	$211,817	18%
Office/mix use property	129,396	12	149,951	13
Commercial properties	138,769	12	144,745	12
Specialized – other	124,965	11	121,530	10
Other commercial properties	60,925	5	64,602	6

Subtotal commercial non-owner occupied	655,053	58	692,645	59
Commercial owner occupied	356,312	32	334,744	29
Multi-family properties	116,925	10	144,388	12

Total commercial real estate secured	$1,128,290	100%	$1,171,777	100%

Our portfolio of construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. Our residential construction and land loans decreased by $102.6 million, or 46.3%, to $119.2 million at September 30, 2010, as compared to $221.9 million at December 31, 2009. We continue to actively reduce our exposure to this portion of our loan portfolio.

	September 30, 2010			December 31, 2009
	Balance	Percentage of Residential Construction and Land Loans	Percentage of Gross Loans	Balance	Percentage of Total Residential Construction and Land Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$20,998	18%	1%	$55,849	25%	2%
Condo (new & conversions)	46,750	39	2	54,424	25	2
Multi-family	21,137	18	1	51,191	23	2
Completed for sale	6,995	6	*	11,968	5	1

Total residential construction	95,880	81	4	173,432	78	7
Land – unimproved & farmland	14,152	12	*	37,317	17	1
Land – improved & entitled	1,784	1	*	2,271	1	*
Land – under development	7,403	6	*	8,839	4	*

Total land	23,339	19	*	48,427	22	1

Total residential construction and land	$119,219	100%	4%	$221,859	100%	8%

*	Represents less than 1%

Commercial construction and land loans totaled $130.2 million at September 30, 2010, as compared to $142.6 at December 31, 2009, a decrease of $12.4 million, or 8.7%.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit and other consumer loans, increased $10.6 million, or 6.9%, to $154.3 million at September 30, 2010. The increase was primarily due to the transfer of $10.9 million of certain mortgage loans held for sale to the loan portfolio.

Loans Held for Sale

At September 30, 2010, we held $134.5 million loans classified as held for sale, as compared to $81.9 million at December 31, 2009. At September 30, 2010, our held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans, servicing released, as part of our normal operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $130.5 million at September 30, 2010 and an unrealized gain of $4.0 million and was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

At December 31, 2009, our held for sale portfolio consisted of bulk purchased residential mortgage loans and certain nonaccrual commercial loans.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$56	$59	$12,190
Nonaccrual loans
Commercial and industrial	31,052	26,687	31,191
Commercial real estate secured	46,396	36,420	36,824
Residential construction and land	17,432	62,795	78,224
Commercial construction and land	12,232	4,245	7,854
All other loan types	11,251	11,256	9,737

Total nonaccrual loans	118,363	141,403	163,830

Total nonperforming loans	118,419	141,462	176,020
Other real estate owned	39,063	26,231	20,313

Total nonperforming assets	$157,482	$167,693	$196,333

Restructured loans not included in nonperforming assets	$26,548	$1,196	$4,825
Nonperforming loans to total loans	3.90%	4.66%	5.65%
Nonperforming assets to total loans plus repossessed property	5.13%	5.48%	6.26%
Nonperforming assets to total assets	3.38%	3.81%	4.38%

Nonperforming assets were $157.5 million, or 3.38% of total assets on September 30, 2010, compared to $167.7 million, or 3.81% of total assets on December 31, 2009, and $196.3 million, or 4.38% of total assets at September 30, 2009. During the nine months ended September 30, 2010, $95.3 million of nonperforming commercial loans were charged-off and $30.8 million of loans were transferred to OREO. These decreases in nonperforming assets were partly offset by additional loans being classified as nonaccrual loans.

Nonperforming loans

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

Commercial real estate secured nonaccrual loans increased $10.0 million during the nine months ended September 30, 2010 and comprised 39.2% of all nonaccrual loans at September 30, 2010. Residential construction and land nonaccrual loans has decreased 72.2% from $62.8 million as of December 31, 2009 to $17.4 million as of September 30, 2010, primarily due to loan sales, charge-offs and transfers to OREO. These loans now comprise only 14.7% of all nonaccrual loans at September 30, 2010 compared to 44.4% as of December 31, 2009.

We continue to aggressively work to reduce the level of nonperforming assets. During the third quarter of 2010, we were successful in several asset disposition strategies, including loan sales, the largest of which closed in July 2010. We will continue to pursue these strategies in the future and will consider additional loan sales.

Other real estate owned and repossessed assets

OREO and repossessed assets totaled $39.1 million at September 30, 2010, as compared to $26.2 million at December 31, 2009 and $20.3 million at September 30, 2009. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Nine Month Period Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Balance at beginning of period	$28,169	$23,070	$26,231	$13,179
Transfers from loans	13,174	1,621	30,751	17,550
Additional investment in foreclosed properties	—	—	—	342
Dispositions	(1,889)	(4,378)	(10,577)	(9,998)
Additional impairment	(391)	—	(7,342)	(760)

Balance at end of period	$39,063	$20,313	$39,063	$20,313

During the nine months ended September 30, 2010, we transferred $30.8 million from loans into OREO and repossessed assets. Loans from our residential construction portfolio are the largest component of the loans transferred. In addition, during the nine months ended September 30, 2010, we received net proceeds of $10.8 million on the sale of other real estate owned assets that had a carrying value of $10.6 million. This resulted in a net gain of $219,000, which reduced nonperforming asset expense included in noninterest expense.

Impaired loans

At September 30, 2010, impaired loans totaled $133.7 million, compared to $141.7 million at December 31, 2009, and $163.0 million at September 30, 2009. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009
	(in thousands)
Impaired loans:
Commercial and industrial	$35,466	$31,447	$33,237
Commercial real estate secured	63,835	36,420	36,824
Residential construction and land	20,963	68,389	84,622
Commercial construction and land	12,232	4,245	7,854
Consumer-oriented loans	1,165	1,196	449

Total impaired loans	$133,661	$141,697	$162,986

Recorded balance of impaired loans:
With related allowance for loan losses	$105,257	$95,936	$121,743
With no related allowance for loan losses	28,404	45,761	41,243

Total impaired loans	$133,661	$141,697	$162,986

Allowance for losses on impaired loans:
Commercial and industrial	$7,435	$10,085	$7,314
Commercial real estate secured	16,215	4,485	2,930
Residential construction and land	2,793	19,070	24,198
Commercial construction and land	5,314	—	1,011

Total allowance for losses on impaired loans	$31,757	$33,640	$35,453

The decrease in impaired loans during the nine months ended September 30, 2010 primarily resulted from asset sales and charge-offs. The allowance for loan losses related to impaired loans decreased during 2010 and totaled $31.8 million at September 30, 2010, as compared to $33.6 million at December 31, 2009 and $35.5 million at September 30, 2009. However, as a percentage of total impaired loans, the allowance on impaired loans remained flat when compared to December 31, 2009 at 23.7%. Commercial real estate secured loans comprised approximately 48% of all impaired loans and 51% of the allowance for loan losses on impaired loans at September 30, 2010.

Through an individual impairment analysis, we determined that at September 30, 2010, $105.3 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $31.8 million. We also held $28.4 million of impaired loans for which the individual analysis did not result in a measure of impairment, and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. While the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other of our loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled-debt restructurings. Unless modified in a troubled-debt restructuring, certain loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At September 30, 2010, we held $26.6 million of loans classified as troubled-debt restructuring. These restructured loans involved the granting of some concessions to the borrower concerning the terms of the loan, such as changes to the payment schedules or interest rate. Total troubled-debt restructurings included consumer loans of $1.2 million and two commercial real estate loan relationships totaling $25.4 million. While all of the troubled-debt restructurings are considered impaired, each was still accruing interest. At September 30, 2010, we did not have additional commitments to lend on loans that we considered troubled-debt restructurings.

The composition of nonaccrual and impaired loans as of September 30, 2010 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$107,112	$107,112
Commercial loans on accrual but impaired	n/a	25,384
Consumer-oriented loans	11,251	1,165

	$118,363	$133,661

Potential problem loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At September 30, 2010, these potential problem loans totaled $88.3 million. Of these potential problem loans at September 30, 2010, $42.5 million were in our commercial and industrial portfolio and $35.1 million were in our commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2009 totaled $75.6 million. The largest categories of potential problem loans at December 31, 2009 included $30.7 million of residential construction and land loans and $30.0 million of commercial and industrial loans, and the remaining $14.9 million were commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Quarter Ended		For Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Average total loans	$3,018,084	$3,180,992	$3,025,165	$3,202,212

Total loans at end of period	$3,032,939	$3,114,254	$3,032,939	$3,114,254

Allowance for loan losses:
Allowance at beginning of period	$100,500	$132,927	$106,185	$128,548
Charge-offs, net of recoveries:
Commercial and industrial and commercial real estate secured	(12,907)	(9,661)	(26,954)	(36,664)
Real estate construction and land	(11,322)	(7,802)	(48,323)	(31,360)
Consumer oriented loans	(261)	(152)	(2,760)	(282)
Write-downs related to transfers to loans held for sale	—	(23,719)	(17,214)	(23,719)

Total net charge-offs	(24,490)	(41,334)	(95,251)	(92,025)
Provision for loan losses	18,128	15,539	83,204	70,609

Allowance at end of period	$94,138	$107,132	$94,138	$107,132

Annualized net charge-offs to average total loans	3.25%	5.20%	4.20%	3.83%
Allowance to total loans at end of period	3.10%	3.44%	3.10%	3.44%
Allowance to nonperforming loans	79.50%	60.86%	79.50%	60.86%

Our allowance for loan losses was $94.1 million at September 30, 2010, or 3.1% of end of period loans and 79.5% of nonperforming loans. In comparison, at September 30, 2009, our allowance for loan losses was $107.1 million, or 3.44% of end-of-period loans and 60.86% of nonperforming loans.

The level of net charge-offs decreased in the third quarter of 2010 as compared to 2009 as credit quality has improved. We are aggressively working through credit issues in our portfolio.

As we continue to pursue multiple asset disposition strategies, including loan sales, the level of net charge-offs in the future may be impacted. Net charge-offs during the third quarter of 2010 were $24.5 million, or 3.25% of average loans on an annualized basis, and for the nine months ended September 30, 2010, net charge-offs totaled $95.3 million, or 4.20% of average loans on an annualized basis. In comparison, net charge-offs during the third quarter of 2009 were $41.3 million, or 5.20% of average loans on an annualized basis, and during the nine months ended September 30, 2009 net charge-offs were $92.0 million, or 3.83% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the allowance to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $18.1 million in the third quarter of 2010 and $83.2 million during the nine months ended September 30, 2010. In comparison, the provision for loan losses was $15.5 million in the third quarter of 2009 and $70.6 million during the nine months ended September 30, 2009.

Deposits

Total deposits decreased $4.1 million to $2.97 billion at September 30, 2010 from $2.98 billion at December 31, 2009. During the nine months ended September 30, 2010, our in-market deposits increased $24.2 million while our out-of-market deposits decreased $28.3 million. The percentage of total in-market deposits to total deposits was 82% at September 30, 2010 and 81% at December 31, 2009.

Total in-market deposits increased to $2.43 billion at September 30, 2010 from $2.41 billion at December 31, 2009. Money market deposits increased $131.3 million during the nine months ended September 30, 2010 due to new customer relationships. In addition, time deposits maintained through the CDARS network increased $16.1 million during the nine months ended September 30, 2010. These increases were partly offset by noninterest-bearing deposits, which decreased $70.9 million to $588.2 million, certificates of deposit, which decreased $34.3 million to $741.4 million, and public time deposits, which decreased $14.5 million to $54.3 million at September 30, 2010.

Total out-of-market deposits decreased $28.3 million to $542.0 million at September 30, 2010 as compared to $570.4 million at year-end 2009.

The following table sets forth the period end balances of total deposits as of each of the dates indicated as well as categorizes our deposits as in-market and out-of-market:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$588,204	$659,146
NOW accounts	304,798	307,025
Savings accounts	40,333	41,479
Money market accounts	569,346	438,080
Customer certificates of deposit	741,372	775,663
CDARS time deposits	132,313	116,256
Public time deposits	54,255	68,763

Total in-market deposits	2,430,621	2,406,412

Out-of-market deposits:
Brokered money market deposits	6,083	7,338
Out-of-local-market certificates of deposit	87,930	79,015
Brokered certificates of deposit	448,034	484,035

Total out-of-market deposits	542,047	570,388

Total deposits	$2,972,668	$2,976,800

Average deposits for the nine months ended September 30, 2010 decreased $156.4 million, or 5.0%, to $2.99 billion, compared to $3.15 billion for the nine months ended September 30, 2009. Total average time deposits decreased $332.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, with a $284.5 million decrease in average brokered CDs accounting for most of that decrease. This decrease was partly offset by an increase of $99.7 million, or 23.3%, in money market account balances.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$597,904	20.0%	—%	$565,614	18.0%	—%
NOW accounts	271,481	9.1	1.35	226,461	7.2	1.60
Money market accounts	526,547	17.6	0.95	426,875	13.6	0.89
Savings deposits	40,783	1.4	0.08	42,067	1.3	0.08
Time deposits:
Certificates of deposit	773,194	25.9	2.41	843,419	26.8	3.56
Out-of-local-market certificates of deposit	95,538	3.2	1.86	111,328	3.5	3.56
Brokered certificates of deposit	474,285	15.9	3.21	758,812	24.1	3.80
CDARS time deposits	147,554	4.9	1.22	96,826	3.1	1.56
Public Funds	61,642	2.0	0.80	73,932	2.4	2.14

Total time deposits	1,552,213	51.9	2.44	1,884,317	59.9	3.50

Total deposits	$2,988,928	100.0%		$3,145,334	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. September 30, 2010 period-end other borrowings increased $169.2 million to $506.9 million, as compared to $337.7 million at December 31, 2009. Most of this increase was a result of a $138.3 million increase in term repurchase agreements and higher federal fund purchased balances of $62.0 million. The increased borrowings, together with the proceeds of the sales of investment securities, helped fund purchases of investment securities in the nine months ended September 30, 2010. The increased borrowings also replaced borrowings under the FRB’s Term Auction Facility when we exited this program during the first quarter of 2010. At September 30, 2010, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $542.0 million and pre-approved overnight federal funds borrowing lines of $119.0 million. In comparison, at December 31, 2009 we had available pre-approved repurchase agreement lines of $830.0 million and pre-approved overnight federal funds borrowing lines of $130.0 million.

Notes Payable and Other Advances

Borrowings from the Federal Home Loan Bank – Chicago (“FHLBC”) increased $335.0 million during the nine months ended September 30, 2010 to $490.0 million at September 30, 2010, compared to $155.0 million as of December 31, 2009. Borrowings from the FHLBC increased during the nine months ended September 30, 2010 to help replace the funds we had borrowed under the FRB’s Term Auction Facility. At September 30, 2010, the borrowings from the FHLBC are collateralized by $443.8 million of securities, $127.1 million of qualified first-mortgage residential and home equity loans and $63.1 million of commercial real estate. We have additional borrowing capacity of $58.0 million. At December 31, 2009, we maintained collateral of $352.0 million of securities and $143.0 million of qualified first-mortgage residential and home equity loans and had additional borrowing capacity of $278.7 million.

During the first quarter of 2010, we exited the FRB’s Term Auction Facility program. At December 31, 2009, we had $460.0 million of borrowings from the FRB Term Auction Facility. We continue to participate in the FRB’s Borrower in Custody (“BIC”) program. At September 30, 2010, we had $782.0 million of pledged collateral and had available $484.2 million of borrowing capacity at the FRB, compared to $876.1 million in pledged collateral and $39.9 million of available borrowing capacity at December 31, 2009.

During the first quarter of 2010, we repaid the $12.0 million that was outstanding under our $15.0 million revolving credit facility prior to its March 31, 2010 maturity. At December 31, 2009, $12.0 million was outstanding under this facility.

Junior Subordinated Debentures

At September 30, 2010, we had $86.6 million outstanding of junior subordinated debentures comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each trust are currently callable at par, at our option. At September 30, 2010, unamortized issuance costs were $2.3 million relating to TAYC Capital Trust I and $371,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

In May 2010, we issued $33.9 million, net of issuance costs, of 8% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 8% and will mature on May 28, 2020, but may be prepaid at our option on or after May 28, 2012. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, which represents an aggregate of 848,450 shares of common stock. The warrants will be exercisable on or after November 24, 2010 and will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based on their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants totaling $4.3 million at the issuance date in May 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. The subordinated notes qualify as Tier II capital for regulatory purposes. The following table shows the composition of our subordinated debt as of September 30, 2010 and December 31, 2009.

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Taylor Capital Group, Inc ;
Subordinated Notes - due May 28, 2020, $33.9 million face amount, interest paid quarterly at an annual rate of 8%.
Net of discount amortized to maturity - $4.4 million at September 30, 2010	$29,523	$ —

Cole Taylor Bank:
Subordinated Notes - due September 29, 2016, $60.0 million face amount, interest paid quarterly at an annual rate of 10%.
Net of discount amortized to maturity - $4.0 million at September 30, 2010 and $4.3 million at December 31, 2009	56,022	55,695

Total Subordinated Debt	$85,545	$55,695

CAPITAL RESOURCES

At September 30, 2010 and December 31, 2009, both the Company and Cole Taylor Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and Cole Taylor Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2010:
Total Capital (to risk weighted assets)
Taylor Capital Group, Inc.	$485,881	14.15%	>$274,692	>8.00%	>$343,365	>10.00%
Cole Taylor Bank	446,374	13.06	>273,426	>8.00	>341,783	>10.00
Tier I Capital (to risk weighted assets)
Taylor Capital Group, Inc.	356,741	10.39	>137,346	>4.00	>206,019	>6.00
Cole Taylor Bank	346,953	10.15	>136,713	>4.00	>205,070	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	356,741	8.04	>177,483	>4.00	>221,854	>5.00
Cole Taylor Bank	346,953	7.83	>177,184	>4.00	>221,480	>5.00

As of December 31, 2009:
Total Capital (to risk weighted assets)
Taylor Capital Group, Inc.	$433,197	12.72%	>$272,411	>8.00%	>$340,514	>10.00%
Cole Taylor Bank	395,869	11.64	>272,030	>8.00	>340,038	>10.00
Tier I Capital (to risk weighted assets)
Taylor Capital Group, Inc.	333,479	9.79	>136,205	>4.00	>204,308	>6.00
Cole Taylor Bank	296,839	8.73	>136,015	>4.00	>204,023	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	333,479	7.60	>175,605	>4.00	>219,506	>5.00
Cole Taylor Bank	296,839	6.77	>175,318	>4.00	>219,147	>5.00

We increased our capital levels in the nine months ended September 30, 2010 through a private placement in May 2010 of $31.9 million of 8% noncumulative perpetual Series C Preferred (1,276,480 shares), and $33.9 million of subordinated notes with detachable warrants to purchase shares of our common stock. Completion of these transactions provided us with approximately $65.8 million of additional regulatory capital, before issuance costs. The Series C Preferred qualifies as additional Tier I capital for regulatory purposes, while the subordinated notes qualify as Tier II capital for regulatory purposes.

In the nine months ended September 30, 2010, we contributed $50.0 million of additional capital to the Bank to provide additional strength to its balance sheet.

During the nine months ended September 30, 2010, our ratios of total capital to risk weighted assets, Tier I capital to risk weighted assets and leverage ratios increased primarily due to the increased capital levels through the private placement in May 2010 and the gains on the sales of investment securities in the third quarter of 2010.

The Bank is subject to dividend restrictions established by regulatory authorities. The Bank did not pay any dividends to us during the nine months ended September 30, 2010 or during the entire year of 2009. Because of the recent net losses, the Bank could not declare and pay dividends to us without the approval of regulatory authorities.

Our ability to pay common dividends has also been impacted by the recent issuance of preferred stock. The Series B Preferred requires the consent of the U.S. Treasury Department to pay any dividend on our common stock prior to November 21, 2011, unless the Series B Preferred has been redeemed or the Treasury has transferred all of the Series B Preferred to third parties. In addition, under the terms of the junior subordinated debentures and the Series C Preferred, any deferral of the payment of interest or dividends results in a defined restriction on the payment of common dividends.

In October 2010, we received the requisite regulatory approval to accept $9.1 million of new capital that had been funded into an escrow account pending regulatory approval from the May 2010 private placement, so long as the investor purchased non-voting securities (denominated as Series E Preferred) that otherwise had comparable economic terms to our Series C Preferred. We also entered into an exchange agreement with this same investor pursuant to which it agreed to exchange a portion of its existing shares of common stock into shares of a new series of preferred stock (Series D Preferred) which is a non-voting stock. Other than the voting rights, the terms of our Series D Preferred are substantially the same as common stock.

As we continue to grow our core businesses, as well as manage our loan portfolio, we will require additional capital, either from earnings retention or external sources. We continue to review and evaluate our capital plan in conjunction with our business strategy as well as the heightened focus on capital requirements by regulatory authorities and the investment community. The timing, amount and form of any such capital raise will depend on a number of factors, including the amount of earnings generated by the Bank, the opportunities for future growth, further loan losses, regulatory requirements and the state of the capital markets.

LIQUIDITY

During the nine months ended September 30, 2010, total assets increased $255.3 million, or 5.8%. This growth was primarily funded with additional borrowings. Cash inflows during the nine months ended September 30, 2010 consisted of proceeds of $532.8 from sales of available for sale investment securities, $213.4 from principal payments and maturities of available for sale investment securities and $245.8 million increase in proceeds from loan sales. In addition, we increased borrowings by $169.2 million and had net proceeds from an issuance of preferred stock and subordinated debt totaling $63.8 million

Cash outflows during the nine months ended September 30, 2010, included $660.7 million for the purchase of investment securities, $147.0 million for repayments of borrowings under the FRB Term Auction Facility, and the payment of $6.3 million in dividends on our Series A and Series B Preferred.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include FHLB advances, the FRB’s Borrower in Custody Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees which are used to meet the financial needs of our customers.

At September 30, 2010, we had $830 million of undrawn commitments to extend credit and $70 million of financial and performance standby letters of credit. In comparison, at December 31, 2009, we had $865 million of undrawn commitments to extend credit and $84 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At September 30, 2010 and at December 31, 2009, liabilities of $3.4 and $3.5 million, respectively, have been established for commitments under standby letters of credit for which we believe funding and loss were probable.

Derivative Financial Instruments

During the nine months ended September 30, 2010, we entered into $45.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $63,000 and was recorded in other derivative income in noninterest income.

During the nine months ended September 30, 2010, we entered into $300.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. Total ineffectiveness on the interest rate corridors for the nine months ended September 30, 2010 of $4,000 was recorded in other derivative income in noninterest income.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At September 30, 2010, we had $458.9 million of derivative instruments that were interest rate swaps related to customer transactions, which are not designated as accounting hedges. As of September 30, 2010, we had notional amounts of $229.5 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of September 30, 2010, we had offsetting interest rate swaps with other counterparties with a notional amount of $229.5 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use interest rate lock commitments and forward loan commitments at Cole Taylor Mortgage. At September 30, 2010, we had $280.4 million of notional amount of interest rate lock commitments and $255.2 million in notional amount of forward loan commitments.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by Cole Taylor Bank’s Asset/Liability Management Committee (“ALCO”). ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

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

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $2.3 million, or 1.7%, from the net interest income in the rates unchanged scenario at September 30, 2010. At December 31, 2009, the projected variance in the rising rate scenario was a decrease of $1.0 million, or 0.7%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both September 30, 2010 and December 31, 2009.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2010		At December 31, 2009
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$2,304	1.7%	$(1,026)	(0.7)%
- 200 basis points over one year	N/A	N/A	N/A	N/A

N/A – Not applicable

Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including, among other factors, relative levels of market interest rates, product pricing, reinvestment strategies and customer behavior influencing loan and security prepayments and deposit decay and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that we may take in response to changes in interest rates. We make no assurances that our actual net interest income would increase or decrease by the amounts computed by the simulations.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives,” which provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDO’s) and synthetic CDO’s are subject to bifurcation and separate accounting. This guidance is effective for fiscal quarters beginning after June 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	2010 Quarter Ended			2009 Quarter Ended				2008 Qtr Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(in thousands, except per share data)
Interest income	$51,980	$ 53,682	$ 52,887	$53,965	$56,033	$ 55,715	$54,317	$ 54,624
Interest expense	17,613	19,004	19,420	21,155	23,658	25,335	26,971	30,210

Net interest income	34,367	34,678	33,467	32,810	32,375	30,380	27,346	24,414
Provision for loan losses	18,128	43,946	21,130	19,002	15,539	39,507	15,563	30,353
Noninterest income	44,142	6,158	4,374	12,735	3,376	12,137	5,343	1,085
Noninterest expense	26,646	27,467	27,152	30,219	22,516	23,707	21,165	21,630

Income (loss) before income taxes	33,735	(30,577)	(10,441)	(3,676)	(2,304)	(20,697)	(4,039)	(26,484)
Income taxes (benefit)	321	306	306	(647)	144	2,558	(1,221)	(11,648)

Net income (loss)	33,414	(30,883)	(10,747)	(3,029)	(2,448)	(23,255)	(2,818)	(14,836)
Preferred dividends and discounts	(2,671)	(17,449)	(2,887)	(2,880)	(2,873)	(2,868)	(2,862)	(2,150)

Net income (loss) available to common stockholders	$30,743	$(48,332)	$(13,634)	$(5,909)	$(5,321)	$(26,123)	$(5,680)	$(16,986)

Earnings (loss) per share:
Basic	$ 1.68	$ (3.35)	$ (1.30)	$ (0.56)	$ (0.51)	$ (2.49)	$ (0.54)	$ (1.62)
Diluted	1.57	(3.35)	(1.30)	(0.56)	(0.51)	(2.49)	(0.54)	(1.62)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D, and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E, of the Company, dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 27, 2010).

4.1	Warrant, dated October 21, 2010, issued by the Company to Prairie Capital IV, L.P.

4.2	Warrant, dated October 21, 2010, issued by the Company to Prairie Capital IV QP, L.P.

4.3	Note, dated October 21, 2010, issued by the Company to Prairie Capital IV, L.P.

4.4	Note, dated October 21, 2010, issued by the Company to Prairie Capital IV QP, L.P.

10.1	Exchange Agreement, dated October 13, 2010, by and among the Company, Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P.

10.2	Registration Rights Agreement, dated October 21, 2010, by and among the Company and the holders party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 12, 2010
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)