Form 10-Q
period 2011-03-31
TAYLOR CAPITAL GROUP INC
filed 2011-05-09
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 4, 2011, there were 20,243,822 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$78,221	$80,273
Short-term investments	1,082	1,056

Total cash and cash equivalents	79,303	81,329
Investment securities:
Available-for-sale, at fair value	1,210,603	1,153,487
Held-to-maturity (fair value of $94,784 million at March 31, 2011 and $101,751 at December 31, 2010)	94,883	100,990
Loans, held for sale, at fair value	52,872	259,020
Loans, net of allowance for loan losses of $114,966 and $124,568 at March 31, 2011 and December 31, 2010, respectively	2,668,921	2,710,770
Premises, leasehold improvements and equipment, net	15,536	15,890
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	40,346	40,032
Other real estate and repossessed assets, net	38,165	31,490
Other assets	86,061	90,846

Total assets	$4,286,690	$4,483,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$617,107	$633,300
Interest-bearing	2,459,750	2,393,606

Total deposits	3,076,857	3,026,906
Other borrowings	490,974	511,008
Accrued interest, taxes and other liabilities	54,183	56,697
Notes payable and other advances	260,000	505,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	89,030	88,835

Total liabilities	4,057,651	4,275,053

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at March 31, 2011 and December 31, 2010, $1,000 liquidation value	100,792	100,389
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized; 1,276,480 issued and outstanding at March 31, 2011 and December 31, 2010, $25.00 liquidation value,	31,912	31,912
Series D, nonvoting, convertible; 860,378 shares authorized; 405,330 shares issued and outstanding at March 31, 2011 and December 31, 2010	4	4
Series E, 8% nonvoting, non-cumulative, convertible perpetual, 223,520 shares authorized; 223,520 shares issued and outstanding at March 31, 2011 and December 31, 2010	5,588	5,588
Series G, nonvoting, convertible; 1,350,000 shares authorized; 220,000 shares issued and outstanding at March 31, 2011 and no shares issued or outstanding at December 31, 2010	2	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 21,542,807 shares issued at March 31, 2011 and 19,235,706 shares issued at December 31, 2010; 20,184,809 shares outstanding at March 31, 2011 and 17,877,708 shares outstanding at December 31, 2010	215	192
Surplus	337,804	312,693
Accumulated deficit	(191,971)	(189,895)
Accumulated other comprehensive loss, net	(25,722)	(22,497)
Treasury stock, at cost, 1,357,998 shares at March 31, 2011 and at December 31, 2010	(29,585)	(29,585)

Total stockholders’ equity	229,039	208,801

Total liabilities and stockholders’ equity	$4,286,690	$4,483,854

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$35,365	$38,211
Interest and dividends on investment securities:
Taxable	11,452	13,446
Tax-exempt	775	1,229
Interest on cash equivalents	3	1

Total interest income	47,595	52,887
Interest expense:
Deposits	8,624	12,442
Other borrowings	1,809	2,285
Notes payable and other advances	1,043	1,624
Junior subordinated debentures	1,443	1,438
Subordinated notes	2,489	1,631

Total interest expense	15,408	19,420

Net interest income	32,187	33,467
Provision for loan losses	10,241	21,130

Net interest income after provision for loan losses	21,946	12,337

Noninterest income:
Service charges	2,890	2,857
Mortgage origination revenue	1,517	303
Gain (loss) on disposition of bulk purchased mortgage loans	28	(2,022)
Gain on sales of investment securities	—	1,433
Other derivative income	753	209
Other noninterest income	1,697	1,594

Total noninterest income	6,885	4,374

Noninterest expense:
Salaries and employee benefits	14,689	11,613
Occupancy of premises	2,278	2,042
Furniture and equipment	612	512
Nonperforming asset expense	3,277	4,938
FDIC assessment	1,948	2,213
Legal fees, net	794	819
Other noninterest expense	4,951	5,015

Total noninterest expense	28,549	27,152

Income (loss) before income taxes	282	(10,441)
Income tax expense (benefit)	(106)	306

Net income (loss)	388	(10,747)
Preferred dividends and discounts	(2,464)	(2,887)

Net loss applicable to common stockholders	$(2,076)	$(13,634)

Basic loss per common share	$(0.12)	$(1.30)
Diluted loss per common share	(0.12)	(1.30)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance costs	—	—	—	—	—	25,000	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common	—	—	—	—	—	(25,000)	2	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	786	—	—	—	786
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	—	388	—	—	388
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	(3,104)	—	(3,104)
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	(121)	—	(121)

Total comprehensive loss													$(2,837)
Preferred stock dividends and discounts accumulated, Series B	—	403	—	—	—	—	—	—	—	(1,714)	—	—	(1,311)
Preferred stock dividends declared, Series C - $0.50 per share	—	—	—	—	—	—	—	—	—	(638)	—	—	(638)
Preferred stock dividends declared, Series E - $0.50 per share	—	—	—	—	—	—	—	—	—	(112)	—	—	(112)

Balance at March 31, 2011	$—	$100,792	$31,912	$4	$5,588	$—	$2	$215	$337,804	$(191,971)	$(25,722)	$(29,585)	$229,039

Balance at December 31, 2009	$60,000	$98,844	$—	$—	$—	$—	$—	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	624	—	—	—	624
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(10,747)	—	—	(10,747)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	8,653	—	8,653
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	(1,026)	—	(1,026)

Total comprehensive loss												—	$(3,120)
Preferred stock dividends declared, Series A - $0.50 per share	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	377	—	—	—	—	—	—	—	(1,687)	—	—	(1,310)

Balance at March 31, 2010	$60,000	$99,221	$—	$—	$—	$—	$—	$120	$227,022	$(124,251)	$16,324	$(24,636)	$253,800

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$388	$(10,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,241	21,130
Other derivative income	(753)	(209)
Gain on sales of investment securities	—	(1,433)
Amortization of premiums and discounts, net	1,042	634
Deferred loan fee amortization	(1,240)	(1,358)
Loans originated for sale	(255,830)	(7,107)
Proceeds from loan sales	460,506	10,201
Depreciation and amortization	601	569
Deferred income tax benefit	(2,488)	(1,791)
Losses on other real estate	1,292	4,003
Excess tax benefit on stock options exercised and stock awards	314	98
Other, net	675	2,847
Changes in other assets and liabilities:
Accrued interest receivable	292	(1,194)
Other assets	9,031	1,593
Accrued interest, taxes and other liabilities	(2,523)	(9,095)

Net cash provided by operating activities	221,548	8,141

Cash flows from investing activities:
Purchase of available-for-sale securities	(83,052)	(231,454)
Proceeds from principal payments and maturities of available-for-sale securities securities	19,654	62,489
Proceeds from principal payments and maturities of held-to-maturity securities	6,131	—
Proceeds from sales of available-for-sale securities	—	42,847
Purchases of FHLB and FRB stock	(314)	(5,274)
Net (increase) decrease in loans	25,701	(13,702)
Net additions to premises, leasehold improvements and equipment	(247)	(5)
Sales and settlements of other real estate and repossessed assets	652	5,258

Net cash used in investing activities	(31,475)	(139,841)

Cash flows from financing activities:
Net increase (decrease) in deposits	50,951	(19,248)
Net increase (decrease) in other borrowings	(20,034)	295,753
Repayments of notes payable and other advances	(245,000)	(162,000)
Proceeds from notes payable and other advances	—	10,000
Preferred stock issued, net of costs	24,350	—
Excess tax benefit on stock options exercised and stock awards	(314)	(98)
Dividends paid	(2,052)	(2,510)

Net cash provided by (used) financing activities	(192,099)	121,897

Net decrease in cash and cash equivalents	(2,026)	(9,803)
Cash and cash equivalents, beginning of period	81,329	48,469

Cash and cash equivalents, end of period	$79,303	$38,666

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$17,527	$22,047
Income taxes	(182)	6
Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	—	39,131
Change in fair value of available-for-sale investments securities, net of tax	(3,104)	8,653
Transfer of held-for-sale loans to portfolio loans	1,472	41,745
Loans transferred to other real estate and repossessed assets	8,619	10,385

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2011 and for the three month periods ended March 31, 2011 and March 31, 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three month period ended March 31, 2011 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,940	$—	$(1,238)	$21,702
Residential mortgage-backed securities	930,991	2,066	(29,144)	903,913
Commercial mortgage-backed securities	144,842	3,809	—	148,651
Collateralized mortgage obligations	63,033	58	(3,450)	59,641
State and municipal obligations	75,297	1,557	(158)	76,696

Total available-for-sale	1,237,103	7,490	(33,990)	1,210,603

Held-to-maturity:
Residential mortgage-backed securities	94,883	1,197	(1,296)	94,784

Total held-to-maturity	94,883	1,197	(1,296)	94,784

Total	$1,331,986	$8,687	$(35,286)	$1,305,387

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,994	$—	$(975)	$22,019
Residential mortgage-backed securities	863,353	2,100	(23,067)	842,386
Commercial mortgage-backed securities	145,529	4,459	(266)	149,722
Collateralized mortgage obligations	66,022	33	(4,153)	61,902
State and municipal obligations	76,873	961	(376)	77,458

Total available-for-sale	1,174,771	7,553	(28,837)	1,153,487

Held-to-maturity:
Residential mortgage-backed securities	100,990	1,760	(999)	101,751

Total held-to-maturity	100,990	1,760	(999)	101,751

Total	$1,275,761	$9,313	$(29,836)	$1,255,238

As of March 31, 2011, the Company had $1.21 billion (estimated fair value) of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations includes securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.20 billion (estimated fair value), or 99.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $6.1 million were private-label mortgage related securities.

Investment securities with an approximate book value of $913.6 million at March 31, 2011 and $968.6 million at December 31, 2010, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

During the first quarter of 2011, the Company did not sell any available-for-sale investment securities, compared to gains of $1.4 million on the sales of available-for-sale investment securities in the first quarter 2010.

The following table summarizes, for investment securities with unrealized losses as of March 31, 2011 and December 31, 2010, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	March 31, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$21,702	$(1,238)	$—	$—	$21,702	$(1,238)
Residential mortgage-backed securities	778,036	(27,472)	6,139	(1,672)	784,175	(29,144)
Collateralized mortgage obligations	52,538	(3,450)	—	—	52,538	(3,450)
State and municipal obligations	7,965	(112)	523	(46)	8,488	(158)

Temporarily impaired securities – Available-for-sale	$860,241	$(32,272)	$6,662	$(1,718)	$866,903	$(33,990)

Held-to-maturity:
Residential mortgage-backed securities	$37,981	$(1,296)	$—	$—	$37,981	$(1,296)

Temporarily impaired securities – Held-to-maturity	$37,981	$(1,296)	$—	$—	$37,981	$(1,296)

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,019	$(975)	$—	$—	$22,019	$(975)
Residential mortgage-backed securities	723,341	(21,330)	6,541	(1,737)	729,882	(23,067)
Commercial mortgage-backed securities	10,542	(266)	—	—	10,542	(266)
Collateralized mortgage obligations	53,459	(4,153)	—	—	53,459	(4,153)
State and municipal obligations	18,845	(376)	—	—	18,845	(376)

Temporarily impaired securities – Available-for-sale	$828,206	$(27,100)	$6,541	$(1,737)	$834,747	$(28,837)

Held-to-maturity:
Residential mortgage-backed securities	$38,591	$(999)	$—	$—	$38,591	$(999)

Temporarily impaired securities – Held-to-maturity	$38,591	$(999)	$—	$—	$38,591	$(999)

At March 31, 2011, the Company had four securities in its investment portfolio that have been in an unrealized loss position for twelve or more months, with a total unrealized loss of $1.7 million. Of the four securities in an unrealized loss position, one security was from the Company’s state and municipal obligation portfolio and three securities were from its portfolio of private-label residential mortgage-backed securities.

The total unrealized loss for the state and municipal security at March 31, 2011 totaled $46,000, or about 9% of the total amortized cost of this security. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings, and any credit enhancements in the form of insurance in making its determination of other-than-temporary impairment. The Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the three private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $1.7 million, and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing is performed to evaluate other-than-temporary impairment. For the two private-label residential mortgage-backed securities, the Company obtained fair value estimates from an independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the values of these private-label securities because of the continued lack of active trading. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, the Company had recognized an other-than-temporary impairment loss on one of these two securities. The independent cash flow analysis performed at March 31, 2011 indicated that there was no additional credit loss on this security. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at March 31, 2011.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$585	$587
Due after one year through five years	2,395	2,450
Due after five years through ten years	41,067	41,241
Due after ten years	54,190	54,120
Residential mortgage-backed securities	930,991	903,913
Commercial mortgage-backed securities	144,842	148,651
Collateralized mortgage obligations	63,033	59,641

Total available-for-sale	$1,237,103	$1,210,603

Held-to-maturity:
Residential mortgage-backed securities	$94,883	$94,784

Total debt securities	$94,883	$94,784

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $40.3 million at March 31, 2011 and $40.0 million at December 31, 2010. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of outstanding FHLB borrowings. At March 31, 2011 and December 31, 2010, the Company had a $29.5 million investment in FHLBC stock. Since 2007, the FHLBC has been under a cease and desist order with its regulators that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital, its recent operating performance, its commitment to make required payments and the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of March 31, 2011, after evaluating these factors and considering that transactions of FHLBC stock continued to be made at par value during 2011 and the FHLBC paid a nominal dividend in February 2011, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Portfolio Loans:
Commercial and industrial	$1,348,173	$1,351,862
Commercial real estate secured	1,095,681	1,120,361
Residential construction and land	87,180	104,036
Commercial construction and land	105,033	106,423
Consumer	147,821	152,657

Gross loans	2,783,888	2,835,339
Less: Unearned discount	(1)	(1)

Total loans	2,783,887	2,835,338
Less: Allowance for loan losses 1	(114,966)	(124,568)

Portfolio Loans, net	$2,668,921	$2,710,770

Loans Held for Sale:
Total Loans Held for Sale	$52,872	$259,020

The total amount of loans transferred to third parties as loan participations at March 31, 2011 was $284.4 million, all of which has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Company continues to have involvement with these loans through relationship management and all servicing responsibilities.

At March 31, 2011, loans held for sale included $52.9 million of residential mortgage loans originated by Cole Taylor Mortgage, the Company’s residential mortgage origination unit. The Company has elected to account for these loans under the fair value option in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $51.9 million at March 31, 2011. An unrealized gain on these loans of $990,000 was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class at March 31, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2011
Commercial and industrial	$5,188	$—	$57,500	$62,688	$1,285,485	$1,348,173
Commercial real estate secured	10,974	1,305	76,135	88,414	1,007,267	1,095,681
Residential construction and land	3,530	125	13,599	17,254	69,926	87,180
Commercial construction and land	—	—	6,311	6,311	98,722	105,033
Consumer	4,367	2,852	14,665	21,884	178,808	200,692

Total loans	$24,059	$4,282	$168,210	$196,551	$2,640,208	$2,836,759

December 31, 2010
Commercial and industrial	$782	$278	$71,438	$72,498	$1,279,364	$1,351,862
Commercial real estate secured	4,242	1,010	42,221	47,473	1,072,888	1,120,361
Residential construction and land	—	—	20,660	20,660	83,376	104,036
Commercial construction and land	—	—	12,734	12,734	93,689	106,423
Consumer	3,476	2,160	12,687	18,323	393,353	411,676

Total loans	$8,500	$3,448	$159,740	$171,688	$2,922,670	$3,094,358

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings:

Pass. Loans in this category range from loans that are virtually risk free to those with borderline risk where the borrower has an unstable operating history containing losses or adverse trends have weakened its financial condition that have not currently impacted repayment ability, but may in the future, if not corrected.

Special Mention. Loans in this category have potential weaknesses which currently weaken the asset or inadequately protect the Bank’s credit position and if not immediately corrected will diminish repayment.

Substandard. Loans in this category have deteriorating financial condition and exhibit a number of well-defined weaknesses which currently inhibits normal repayment through normal operations. These loans require constant monitoring and supervision by Bank management.

Nonaccrual. Loans in this category exhibit the same weaknesses as substandard however, the situation is more pronounced and the loans are no longer accruing interest.

The following table presents the risk categories of loans by class at March 31, 2011 and December 31, 2010:

	Commercial and Industrial	CRE Secured	Residential Construction and Land	Commercial Construction and Land	Consumer	Total
March 31, 2011
Pass	$1,252,597	$973,888	$64,563	$67,123	$186,080	$2,544,251
Special Mention	14,617	33,048	5,487	30,087	—	83,239
Substandard	23,459	12,611	3,531	1,512	—	41,113
Nonaccrual	57,500	76,134	13,599	6,311	14,612	168,156

Total Loans	$1,348,173	$1,095,681	$87,180	$105,033	$200,692	$2,836,759

December 31, 2010
Pass	$1,241,720	$988,072	$76,897	$72,070	$399,044	$2,777,803
Special Mention	18,461	40,235	2,948	20,107	—	81,751
Substandard	20,243	49,833	3,531	1,512	—	75,119
Nonaccrual	71,438	42,221	20,660	12,734	12,632	159,685

Total Loans	$1,351,862	$1,120,361	$104,036	$106,423	$411,676	$3,094,358

The following table sets forth information about our nonaccrual and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule.

	March 31, 2011	Dec. 31, 2010
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$54	$55
Nonaccrual loans	168,156	159,685

Total nonperforming loans	$168,210	$159,740

Performing restructured loans	$19,741	$29,786

Recorded balance of impaired loans:
With related allowance for loan loss	$122,891	$136,404
With no related allowance for loan loss	55,701	44,677

Total recorded balance of impaired loans	$178,592	$181,081

Allowance for loan losses related to impaired loans	$47,144	$59,857

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	YTD Average Balance	Interest Income Recognized
	(in thousands)
March 31, 2011
With no related allowance recorded:
Commercial and industrial	$19,716	$10,572	$—	$11,707	$50
Commercial real estate secured	46,451	31,253	—	27,050	—
Residential construction and land	7,056	4,699	—	6,083	—
Commercial construction and land	12,522	6,091	—	3,046	—
Consumer	3,890	3,086	—	2,304	19
With an allowance recorded:
Commercial and industrial	59,758	58,843	28,346	62,403	42
Commercial real estate secured	52,394	51,398	15,302	46,191	112
Residential construction and land	11,234	12,430	3,417	14,577	18
Commercial construction and land	220	220	79	6,477	—
Consumer	—	—	—	—	—

Total impaired loans	$213,241	$178,592	$47,144	$179,838	$241

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$28,807	$12,841	$—	$10,128
Commercial real estate secured	37,914	22,848	—	10,026
Residential construction and land	36,913	7,466	—	16,371
Commercial construction and land	—	—	—	2,475
Consumer	1,522	1,522	—	1,304
With an allowance recorded:
Commercial and industrial	70,725	65,963	35,258	28,298
Commercial real estate secured	48,897	40,983	10,940	45,602
Residential construction and land	16,768	16,724	5,189	27,988
Commercial construction and land	13,950	12,734	8,470	9,178
Consumer	—	—	—	—

Total impaired loans	$255,496	$181,081	$59,857	$151,370

Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago area. Approximately 51% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago area as of March 31, 2011, compared to 52% as of December 31, 2010.

Activity in the allowance for loan losses for the periods ended March 31, 2011 and March 31, 2010 consisted of the following:

	March 31, 2011	March 31, 2010
	(in thousands)
Allowance for loan losses:
Allowance at beginning of period	$124,568	$106,185
Provision for loan losses	10,241	21,130
Loans charged-off	(23,290)	(28,649)
Recoveries of loans previously charged-off	3,447	1,485

Net charge-offs	(19,843)	(27,164)

Allowance at end of period	$114,966	$100,151

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$4,980	$124,568
Provision	(714)	10,963	70	(1,026)	948	10,241
Charge-offs	(7,295)	(6,660)	(2,527)	(6,367)	(441)	(23,290)
Recoveries	3,198	23	150	52	24	3,447

Ending balance as of March 31, 2011	56,688	35,747	12,939	4,081	5,511	114,966

Ending balance individually evaluated for impairment	27,919	14,865	3,154	—	—	45,938
Ending balance collectively evaluated for impairment	28,769	20,882	9,785	4,081	5,511	69,028
LOANS:
Ending balance individually evaluated for impairment	69,415	82,651	17,129	6,311	—	175,506
Ending balance collectively evaluated for impairment	—	—	—	—	3,086	3,086

Ending balance	$69,415	$82,651	$17,129	$6,311	$3,086	$178,592

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
NOW accounts	$239,067	$248,662
Savings accounts	38,040	37,992
Money market deposits	612,140	589,197
Time deposits:
Certificates of deposit	704,234	715,030
Out-of-local-market certificates of deposit	122,808	99,313
CDARS time deposits	202,458	182,879
Brokered certificates of deposit	462,843	449,836
Public time deposits	78,160	70,697

Total time deposits	1,570,503	1,517,755

Total	$2,459,750	$2,393,606

As of March 31, 2011, time deposits in the amount of $100,000 or more totaled $693.2 million compared to $645.4 million at December 31, 2010.

Brokered CDs are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and of the related broker placement fees of $1.9 million at March 31, 2011 and $1.6 million at December 31, 2010. Broker placement fees are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of March 31, 2011, the Company did not have any brokered CDs that could be called before maturity. During the first quarter of 2011 and the first quarter of 2010, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.

5. Other Borrowings:

Other borrowings at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$24,491	0.15%	$39,249	0.14%
Term	332,688	1.79	336,336	1.80
Federal funds purchased	131,736	0.42	132,561	0.51
U.S. Treasury tax and loan note option	2,059	0.00	2,862	0.00

Total	$490,974	1.33%	$511,008	1.33%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank customers and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

As of March 31, 2011 and December 31, 2010, the term repurchase agreements consisted of the following:

	March 31, 2011	Dec. 31, 2010
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 0.39%, matured January 3, 2011, non-callable	$—	$52,471
Repurchase agreement – rate 0.41%, matured January 3, 2011, non-callable	—	48,575
Repurchase agreement – rate 0.35%, matured January 5, 2011, non-callable	—	50,290
Repurchase agreement – rate 0.31%, matured April 1, 2011, non-callable	50,557	—
Repurchase agreement – rate 0.31%, matured April 1, 2011, non-callable	46,409	—
Repurchase agreement – rate 0.31%, matured April 5, 2011, non-callable	50,722	—
Repurchase agreement – rate 0.60%, matured June 1, 2011, non-callable	30,000	30,000
Structured repurchase agreement – rate 1.29%, due January 26, 2012, non-callable	10,000	10,000
Structured repurchase agreement – rate 1.24%, due March 2, 2012, non-callable	25,000	25,000
Structured repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement – rate 4.41%, due August 31, 2012, callable after August 31, 2009	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009	40,000	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009	20,000	20,000

Total term repurchase agreements	$332,688	$336,336

6. Notes Payable and Other Advances:

Notes payable and other advances at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	Dec. 31, 2010
	(in thousands)
Cole Taylor Bank:
FHLB overnight advance – 0.18%, due January 3, 2011	$—	$375,000
FHLB overnight advance – 0.13%, due April 1, 2011	155,000	—
FHLB advance – 4.83%, due February 1, 2011, callable after January 8, 2004	—	25,000
FHLB advance – 2.29%, due April 7, 2011, callable after April 7, 2009	25,000	25,000
FHLB advance – 0.91%, due June 1, 2011	10,000	10,000
FHLB advance – 1.39%, due January 11, 2012, non-callable	10,000	10,000
FHLB advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLB advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLB advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total notes payable and other advances	$260,000	$505,000

At March 31, 2011, the FHLB advances were collateralized by $459.4 million of investment securities and a blanket lien on $149.4 million of qualified first-mortgage residential, home equity and commercial real estate loans. Based on the value of collateral pledged at March 31, 2011, the Bank had additional borrowing capacity at the FHLB of $330.7 million. In comparison, at December 31, 2010, the FHLB advances were collateralized by $521.6 million of investment securities and a blanket lien on $175.5 million of qualified first-mortgage residential and home equity loans with additional borrowing capacity of $113.1 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2011, the Bank had pledged $822.0 million of commercial loans as collateral for an available $510.7 million of borrowing capacity at the FRB. At March 31, 2011, the Bank had no advances from the FRB. At December 31, 2010, the Bank pledged $813.1 million of commercial loans as collateral for available borrowing capacity of $504.9 million under the BIC program at the FRB, however, there were no advances from the FRB at December 31, 2010.

7. Stockholders’ Equity:

In connection with a private placement in March 2011, the Company issued 1,000,000 shares of 8% Non-Cumulative, Non-Voting, Contingent Convertible Preferred Stock, Series F (“Series F Preferred”) with a purchase price and liquidation preference of $25.00 per share.

After stockholder approval was obtained at a special meeting of the Company’s stockholders held on March 29, 2011, the Series F Preferred converted into 2,280,000 shares of the Company common stock and into 220,000 shares of the Company’s Non-Voting, Convertible Preferred Stock, Series G (“Series G Preferred”) at a conversion price of $10.00 per share. The Series G Preferred participates in any dividends paid to holders of the Company’s common stock. Each share of Series G Preferred will be automatically converted into one share of common stock immediately on any Widely Dispersed Offering or Conversion Event, as defined in the Certificate of Designation. The holders of Series G Preferred are entitled to notice of all stockholder meetings at which all holders of common shall be entitled to vote, but the Series G Preferred holders shall not be entitled to vote on any matter presented to the stockholders of the Company.

8. Other Comprehensive Income:

The following table presents other comprehensive income for the periods indicated:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Change in unrealized gains (losses) on available-for-sale securities	$(5,216)	$2,112	$(3,104)	$12,049	$(2,530)	$9,519
Less: reclassification adjustment for gains included in net loss	—	—	—	(1,433)	567	(866)

Change in net unrealized gains (losses) on available-for-sale securities	(5,216)	2,112	(3,104)	10,616	(1,963)	8,653
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	62	(19)	43	(563)	223	(340)
Change in net unrealized loss from cash flow instruments	272	(56)	216	—	—	—
Change in net deferred gain from termination of cash flow hedging instruments	(630)	250	(380)	(1,138)	452	(686)

Other comprehensive income (loss)	$(5,512)	$2,287	$(3,225)	$8,915	$(1,288)	$7,627

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes.

9. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss applicable to common stockholders for the periods ended March 31, 2011 and March 31, 2010, all common stock equivalents were considered antidilutive and were not included in the computation of diluted earnings per share. At March 31, 2011, the common stock equivalents consisted of 887,770 stock options outstanding to purchase shares of common stock, 3,800,147 warrants to purchase shares of common stock, convertible Series C preferred stock which could be converted into 2,598,697 shares of common, convertible Series D preferred stock which could be converted into 405,330 shares of common stock, convertible Series E preferred stock which could be converted into 455,049 shares of common stock and Series G preferred stock which could be converted into 220,000 shares of common stock. At March 31, 2010, the common stock equivalents consisted of 951,371 stock options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock.

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share amounts)

Net income (loss)	$388	$(10,747)
Preferred dividends and discounts	(2,464)	(2,887)

Net income (loss) available to common stockholders	$(2,076)	$(13,634)

Basic weighted-average common shares outstanding	17,440,617	10,515,668
Dilutive effect of common stock equivalents	—	—

Diluted weighted-average common shares outstanding	17,440,617	10,515,668

Basic income (loss) per common share	$(0.12)	$(1.30)
Diluted income (loss) per common share	(0.12)	(1.30)

10. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. No stock options were granted during the first quarter of 2011. Stock options previously granted vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the three month period ended March 31, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	910,103	$16.82
Granted	—	—
Exercised	—	—
Forfeited	(200)	30.33
Expired	(22,133)	23.50

Outstanding at March 31, 2011	887,770	16.65

Exercisable at March 31, 2011	575,136	21.05

As of March 31, 2011, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $1.1 million and the weighted average period over which these costs are expected to be recognized is approximately 2.6 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. However, for certain restricted stock awards granted in 2010 and 2011, vesting will be dependent on completion of service requirements and the repayment of the Series B preferred stock. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2011:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	538,461	$14.13
Granted	28,452	10.65
Vested	(78,609)	17.03
Forfeited	(1,351)	16.96

Nonvested at March 31, 2011	486,953	13.45

As of March 31, 2011, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $4.3 million and the weighted average period over which these costs are expected to be recognized is approximately 2.2 years.

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate corridors, floors and collars to manage the interest rate risk associated with its commercial loan portfolio and its brokered CDs. The following table describes the derivative instruments outstanding at March 31, 2011:

	As of March 31, 2011
	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.272%	4.2 yrs	Other assets/ Noninterest income	1,023
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.4 yrs	Other assets/OCI	1,003

Total hedging derivative instruments	406,920
Non-hedging derivative instruments:
Customer interest rate swaps—pay fixed/receive variable	246,289	Pay 3.56% Receive 0.430%	Wtd. avg 2.7 yrs	Other liabilities/ Noninterest income	(10,411)
Customer interest rate swaps—receive fixed/pay variable	246,289	Receive 3.56% Pay 0.430%	Wtd. avg 2.7 yrs	Other assets/ Noninterest income	10,260
Interest rate lock commitments	153,387	NA	Wtd. avg 0.1 yrs	Other assets/ Noninterest income	931
Forward loan sale commitments	141,677	NA	Wtd. avg 0.2 yrs	Other assets/ Noninterest income	(675)

Total non-hedging derivative instruments	787,642

Total derivative instruments	$1,194,562

The Company has $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on these interest rate swaps was $14,000 and was recorded in other derivative income in noninterest income in the first quarter of 2011.

The Company also has $300.0 million of notional amount interest rate corridors which are designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. There was no ineffectiveness on the interest rate corridors for the quarter ended March 31, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At March 31, 2011, $492.6 million of derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of March 31, 2011, we had notional amounts of $246.3 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $246.3 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

The Company enters into interest rate lock and forward loan sale commitments as a normal part of Cole Taylor Mortgage’s business. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in income currently in noninterest income.

12. Fair Value:

On January 1, 2008, the Company adopted FASB ASC 820 – Fair Value Measurements and Disclosures. On January 1, 2010, the Company elected to account for all residential mortgage loans originated by its residential mortgage loan operations at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. The Company has not elected the fair value option for any other financial asset or liability.

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

Assets held in employee deferred compensation plans:

Assets held in employee deferred compensation plans are recorded at fair value and included in other assets on the Company’s Consolidated Balance Sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1, as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on its Consolidated Balance Sheets for the amount due to employees related to these plans.

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

Mortgage derivatives:

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Loans held for sale:

At March 31, 2011, loans held for sale included of $52.9 million residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.

In prior periods, the Company had certain residential mortgage loans that it acquired in a bulk purchase transaction and nonaccrual commercial loans classified as held for sale. These loans were recorded at the lower of cost or fair value and were recorded at fair value on a nonrecurring basis.

For all residential mortgage loans held for sale, the fair value is based upon quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy. The fair value of the commercial loans was determined based upon the estimated net contracted sales price, less estimated cost to sell and was classified in Level 2 of the fair value hierarchy.

Loans:

The Company does not record loans at their fair value on a recurring basis, except for mortgage loans originated by Cole Taylor Mortgage. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At March 31, 2011, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

Other real estate owned and repossessed assets:

The Company does not record other real estate owned (“OREO”) and repossessed assets at their fair value on a recurring basis. At foreclosure or on obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated cost to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of March 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,210,603	$—	$1,210,603	$—
Loans	1,471	—	1,471	—
Loans held for sale	52,872	—	52,872	—
Assets held in employee deferred compensation plans	2,764	2,764	—	—
Derivative instruments	12,286	—	12,286	—
Mortgage derivative instruments	931	—	—	931
Liabilities:
Derivative instruments	10,411	—	10,411	—
Mortgage derivative instruments	675	—	675	—

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,153,487	$—	$1,153,487	$—
Loans held for sale	259,020	—	259,020	—
Assets held in employee deferred compensation plans	2,575	2,575	—	—
Derivative instruments	14,245	—	14,245	—
Mortgage derivative instruments	4,049	—	3,611	438
Liabilities:
Derivative instruments	11,630	—	11,630	—

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarters ended March 31, 2011 and 2010 (including the change in fair value) for financial instruments measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Quarter Ended March 31,
	2011	2010
Beginning balance	$438	$—
Realized/unrealized gains/(losses) included in net income (loss)	—	—
Purchases, issuances and settlements, net	493	—
Transfers in and/or out of Level 3	—	—

Fair value at period end	$931	$—

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

	As of March 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$94,784	$—	$94,784	$—
Loans	102,042	—	69,834	32,208
Other real estate owned and repossessed assets	27,073	—	4,521	22,552

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$101,751	$—	$101,751	$—
Loans	76,546	—	51,100	25,446
Other real estate owned and repossessed assets	25,590	—	4,521	21,069

At March 31, 2011, the Company had $32.2 million of impaired loans and $22.6 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 carrying value of impaired loans represents sales, payments or net charge-offs of $1.4 million, two additional impaired loans with fair value of $8.2 million and the related charge to earnings of $2.4 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the quarter ended March 31, 2011 included $3.4 million of additions, $1.9 million of sales/settlements and write-downs reduced OREO assets classified as Level 3.

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

Loans held for sale:

For the residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets. For commercial loans held for sale, the fair value has been determined based on the estimated net contracted sales prices, less estimated cost to sell.

Loans:

The fair value of loans has been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC “Fair Value Measurements and Disclosures, (Topic 820).” Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell.

Investment in FHLB and FRB Stock:

The fair value of these investments in FHLB and FRB stock equals its book value as these stocks can only be sold to the FHLB, FRB or other member banks at their par value per share.

Accrued interest receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivatives:

The carrying amount and fair value of derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The Company also has derivative financial instruments associated with Cole Taylor Mortgage including forward loan sale and interest rate lock commitments. The fair value of the forward loan sales is based upon quoted market prices for similar assets in active markets. The fair value of interest rate lock commitments is determined based on an internal valuation model using management’s assumptions and rate and pricing information from each loan commitment transaction. On the Company’s Consolidated Balance Sheets, instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes, and other liabilities.

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

Junior subordinated debentures:

The fair value of the fixed rate junior subordinated debentures issued to TAYC Capital Trust I is computed based on the publicly quoted market prices of the underlying trust preferred securities issued by this Trust. The fair value of the floating rate junior subordinated debentures issued to TAYC Capital Trust II has been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$79,303	$79,303	$81,329	$81,329
Available-for-sale investments	1,210,603	1,210,603	1,153,487	1,153,487
Held-to-maturity investments	94,883	94,784	100,990	101,751
Loans held for sale	52,872	52,872	259,020	259,020
Loans, net of allowance	2,668,921	2,656,745	2,710,770	2,704,051
Investment in FHLB and FRB stock	40,346	40,346	40,032	40,032
Accrued interest receivable	15,415	15,415	15,707	15,707
Derivative financial instruments	13,217	13,217	18,294	18,294
Other assets	2,764	2,764	2,575	2,575

Total financial assets	$4,178,324	$4,166,049	$4,382,204	$4,376,246

Financial Liabilities:
Deposits without stated maturities	$1,506,354	$1,506,354	$1,509,151	$1,509,151
Deposits with stated maturities	1,570,503	1,588,682	1,517,755	1,540,863
Other borrowings	490,974	499,526	511,008	520,202
Notes payable and other advances	260,000	262,078	505,000	507,607
Accrued interest payable	5,928	5,928	8,318	8,318
Derivative financial instruments	11,086	11,086	11,630	11,630
Junior subordinated debentures	86,607	35,571	86,607	62,254
Subordinated notes, net	89,030	82,139	88,835	82,649

Total financial liabilities	$4,020,482	$3,991,364	$4,238,304	$4,242,674

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$6,028	$6,028	$5,417	$5,417
Standby letters of credit	13	13	348	348

Total off-balance-sheet financial instruments	$6,041	$6,041	$5,765	$5,765

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

13. Subsequent Events

Events subsequent to the balance sheet date of March 31, 2011 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheets, including the estimates inherent in the process of preparing the financial statements. The Company had no additional evidence about conditions that existed at the date of the Consolidated Balance Sheets or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago. We derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (“the Bank”). We provide a range of banking services to our customers, with a primary focus on serving closely-held businesses in the Chicago metropolitan area and the people who own and manage them. We also provide asset-based lending and residential mortgage origination services outside the Chicago region through offices in other geographic markets.

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 22, 2011.

Recent Legislation Impacting the Financial Services Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the rules and regulation promulgated by various federal agencies to date have already significantly impacted current bank regulations and affected the lending, deposit, investment and operating activities of the Company and other financial institutions, as well as securities and other governmental reporting. The Dodd-Frank Act will require adoption of numerous additional new rules and regulations by many of the federal agencies responsible for rule-making, which were given significant discretion in drafting these rules and regulations. Consequently, many of these additional details and the full impact of the Dodd-Frank Act still may not be known for several months.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting and Reporting Policies” in our 2010 Annual Report on Form 10-K.

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

The estimates, assumptions and judgments made by us are based upon historical experience or other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. We consider the following policies to be critical accounting policies: the allowance for loan losses; the realizability of deferred tax assets; derivatives used in hedging; and the valuation of financial instruments, such as investment securities and derivatives.

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

Income Taxes

We maintained net deferred tax assets for deductible temporary differences between book and taxable income, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principals (“GAAP”), a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is more likely than not that all of these deferred tax assets will not be realized. This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of fluctuations in our future earnings.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements under “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2011 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.

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

•

the effect on our profitability if interest rates fluctuate, as well as the effect of changes in general economic conditions, continued volatility in the capital market, our debt credit ratings, deposit flows and loan demand;

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2010 Annual Report on Form 10-K filed with the SEC on March 22, 2011. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.

RESULTS OF OPERATIONS

Overview

We reported a net loss applicable to common stockholders of $2.1 million, or $0.12 per diluted common share outstanding, for the first quarter of 2011, compared to a net loss applicable to common stockholders of $13.6 million, or $1.30 per diluted common share, in the first quarter of 2010. A decrease in credit related costs, which includes the provision for loan losses and nonperforming asset expense, was primarily responsible for the lower net loss applicable to common stockholders in the first quarter of 2011 as compared to the first quarter of 2010.

Highlights

•

Our provision for loan losses was $10.2 million for the first quarter of 2011. In comparison, the provision for loan losses was $21.1 million for the first quarter of 2010, amounting to a decrease of $10.9 million or 51.5%.

•

In the first quarter of 2011, total revenue (net interest income plus noninterest income less gains on sales of investment securities) was $39.1 million, up from $36.4 million for the first quarter of 2010.

•	Pre-tax, pre-provision earnings from core operations decreased slightly to $13.8 million for the quarter ended March 31, 2011, as compared to $14.2 million for the quarter ended March 31, 2010.

•	Our net interest margin was 3.07% for the first quarter of 2011, compared to 3.15% for the first quarter of 2010, a decrease of 8 basis points.

•	Commercial criticized and classified loans decreased by $90.3 million, or 24.5%, from $368.2 million at March 31, 2010 to $277.9 million at March 31, 2011.

•	Nonperforming assets were $206.4 million, or 4.81% of total assets on March 31, 2011, compared to $168.5 million, or 3.73%, of total assets on March 31, 2010.

During the first quarter of 2011, we issued $25 million of Series F Preferred. At a special meeting of our stockholders held on March 29, 2011, approval was obtained to convert Series F Preferred into common stock and Series G Preferred. The proceeds were used to increase the capital of the Bank.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision earnings from core operations and of revenue. In the non-GAAP financial measure of pre-tax, pre-provision earnings from core operations, the provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on sales of investment securities, are excluded from the determination of operating results. The non-GAAP measure of revenue is calculated as the sum of net interest income and noninterest income less gains and losses on sales of investment securities. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period. The following table reconciles the loss before income taxes to pre-tax, pre-provision earnings from core operations for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010	Mar. 31, 2010
Income (loss) before income taxes	$282	$(45,323)	$33,735	$(30,577)	$(10,441)
Add back (subtract):
Provision for loan losses	10,241	59,923	18,128	43,946	21,130
Nonperforming asset expense	3,277	9,259	1,538	4,055	4,938
Gains on sales of investment securities	—	(6,997)	(32,804)	(142)	(1,433)

Pre-tax, pre-provision earnings from core operations	$13,800	$16,862	$20,597	$17,282	$14,194

The following table details the components of revenue for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010	Mar. 31, 2010
Net interest income	$32,187	$33,562	$34,367	$34,678	$33,467
Noninterest income	6,885	18,009	44,142	6,158	4,374
Add back (subtract):
Gains on sales of investment securities	—	(6,997)	(32,804)	(142)	(1,433)

Revenues	$39,072	$44,574	$45,705	$40,694	$36,408

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

Net interest income was $32.2 million for the first quarter of 2011, a decrease of $1.3 million, or 3.8%, from $33.5 million in the first quarter of 2010. With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2011 was $32.6 million, compared to $34.2 million for the same quarter a year ago.

Net interest margin decreased from 3.15% in the first quarter of 2010 to 3.07% in the first quarter of 2011, a decrease of 8 basis points. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Net interest margin decreased due to lower average balances in our commercial and commercial real estate loan portfolios. The reduction in loan balances resulted in lower short-term funding needs, which generated a decrease in interest expense on interest-bearing liabilities. However, this decrease in funding costs did not offset the volume driven decrease in yield on interest-earning assets.

The yield earned on loans declined to 4.89% in the first quarter of 2011 from 5.13% in the first quarter of 2010. In addition, the yield on the investment securities portfolio decreased from 4.54% in the first quarter of 2010 to 3.73% in the first quarter of 2011.

Average interest-earning assets during the first quarter of 2011 were $4.29 billion as compared to $4.37 billion during the first quarter of 2010, a decrease of $84.0 million, or 1.9%. Average investment balances remained essentially flat between those two quarterly periods and average loan balances decreased $88.9 million to $2.93 billion in the first quarter of 2011 as compared to $3.02 billion in the first quarter of 2010. Slow economic expansion in Chicago limited loan growth, as did our continued focus on maintaining pricing discipline and high credit standards. This decrease was partially offset by an increase in residential real estate mortgages originated by Cole Taylor Mortgage, which we launched in the first quarter of 2010.

Average interest-bearing deposit balances increased to $2.46 billion in the first quarter of 2011, compared to $2.31 billion in the first quarter of 2010, an increase of $148.3 million, or 6.4%, with the largest increase in money market accounts. Average noninterest-bearing deposits also increased, growing from $606.6 million in the first quarter of 2010 to $612.0 million in the first quarter of 2011.

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

	INCREASE/(DECREASE) Quarter Ended March 31, 2011 As Compared to Quarter Ended March 31, 2010
	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(184)	$(2,509)	$(2,693)
Cash equivalents	2	—	2
Loans	(1,099)	(1,748)	(2,847)

Total interest-earning assets	(1,281)	(4,257)	(5,538)

INTEREST PAID ON:
Interest-bearing deposits	439	(4,257)	(3,818)
Total borrowings	357	(551)	(194)

Total interest-bearing liabilities	796	(4,808)	(4,012)

Net interest income, tax-equivalent	$(2,077)	$551	$(1,526)

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we review our consolidated average balances, our yield on average interest-earning assets and the costs of average interest-bearing liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities. Because management reviews net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%. This assumed rate may differ from our actual effective income tax rate. In addition, the interest-earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the interest-earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net interest income as stated	$32,187	$33,467
Tax equivalent adjustment-investments	417	662
Tax equivalent adjustment-loans	24	25

Tax equivalent net interest income	$32,628	$34,154

Yield on earning assets without tax adjustment	4.48%	4.88%
Yield on earning assets - tax equivalent	4.52%	4.95%

Net interest margin without tax adjustment	3.03%	3.09%
Net interest margin - tax equivalent	3.07%	3.15%

Net interest spread without tax adjustment	2.71%	2.67%
Net interest spread - tax equivalent	2.75%	2.74%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,280,002	$11,452	3.58%	$1,231,724	$13,446	4.37%
Tax-exempt (tax equivalent) (2)	75,825	1,192	6.29	119,987	1,891	6.30

Total investment securities	1,355,827	12,644	3.73	1,351,711	15,337	4.54

Cash equivalents	1,109	3	1.08	294	1	1.36

Loans (2) (3):
Commercial and commercial real estate	2,656,905	32,282	4.86	2,801,126	35,659	5.09
Residential real estate mortgages	197,495	2,106	4.27	122,616	1,383	4.51
Home equity and consumer	79,539	862	4.40	99,091	1,036	4.24
Fees on loans		139			158

Net loans (tax equivalent) (2)	2,933,939	35,389	4.89	3,022,833	38,236	5.13

Total interest-earning assets (2)	4,290,875	48,036	4.52	4,374,838	53,574	4.95

NON-EARNING ASSETS:
Allowance for loan losses	(132,545)			(111,348)
Cash and due from banks	121,105			74,160
Accrued interest and other assets	110,148			141,845

TOTAL ASSETS	$4,389,583			$4,479,495

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$848,246	1,779	0.85	$708,216	2,045	1.17
Savings deposits	38,094	8	0.09	41,050	8	0.08
Time deposits	1,574,597	6,837	1.76	1,563,384	10,389	2.69

Total interest-bearing deposits	2,460,937	8,624	1.42	2,312,650	12,442	2.18

Other borrowings	495,266	1,809	1.46	481,034	2,285	1.90
Notes payable and other advances	386,522	1,043	1.08	622,178	1,624	1.04
Junior subordinated debentures	86,607	1,443	6.66	86,607	1,438	6.64
Subordinated notes	88,942	2,489	11.19	55,749	1,631	11.70

Total interest-bearing liabilities	3,518,274	15,408	1.77	3,558,218	19,420	2.21

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	612,032			606,604
Accrued interest, taxes and other liabilities	52,801			50,085

Total noninterest-bearing liabilities	664,833			656,689

STOCKHOLDERS’ EQUITY	206,476			264,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,389,583			$4,479,495

Net interest income (tax equivalent) (2)		$32,628			$34,154

Net interest spread (tax equivalent) (2) (4)			2.75%			2.74%

Net interest margin (tax equivalent) (2) (5)			3.07%			3.15%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Service charges	$2,890	$2,857
Mortgage origination revenue	1,517	303
Gain (loss) on disposition of bulk purchased mortgage loans	28	(2,022)
Gain on sales of investment securities	—	1,433
Letter of credit & other loan fees	1,151	1,008
Change in market value of employee deferred compensation plan	167	15
Other derivative income	753	209
Other noninterest income	379	571

Total noninterest income	$6,885	$4,374

Total noninterest income was $6.9 million during the first quarter of 2011, an increase of $2.5 million, or 57.4%, as compared to the $4.4 million of noninterest income for the first quarter of 2010. This increase is primarily due to an increase in mortgage origination revenue generated from Cole Taylor Mortgage, which began operations in the first quarter of 2010 and totaled $1.5 million in the first quarter of 2011. Other derivative income increased to $0.8 million in the first quarter of 2011 from $0.2 million in the first quarter of 2010 as a result of an increase in the number and the size of fees collected on customer swaps. The first quarter of 2010 included gains on the sales of available-for-sale investment securities of $1.4 million and losses on the disposition of bulk purchases mortgage loans of $2.0 million.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$13,201	$10,462
Sign-on bonuses and severance	50	171
Incentives, commissions, and retirement benefits	1,438	980

Total salaries and employee benefits	14,689	11,613
Occupancy of premises, furniture and equipment	2,890	2,554
Nonperforming asset expense	3,277	4,938
FDIC assessment	1,948	2,213
Legal fees, net	794	819
Other professional services	352	685
Other noninterest expense	4,599	4,330

Total noninterest expense	$28,549	$27,152

Efficiency ratio	73.07%	74.58%

Noninterest expense during the first quarter of 2011 increased $1.3 million, or 5.1%, to $28.5 million, as compared to $27.2 million during the same quarter in 2010. The higher level of noninterest expense during the first quarter of 2011 is primarily the result of increased salaries and employee benefits, partially offset by decreased nonperforming asset expense.

Total salaries and employee benefits expense during the first quarter of 2011 increased $3.1 million, or 26.5%, to $14.7 million, as compared to $11.6 million during the first quarter of 2010. The number of full time equivalent employees increased to 610 at March 31, 2011, as compared to 473 at March 31, 2010, an increase of 137. This increase is primarily due to 117 new employees at Cole Taylor Mortgage.

Nonperforming asset expense totaled $3.3 million during the first quarter of 2011 as compared to $4.9 million during the first quarter of 2010, a decrease of $1.6 million. Lower write-downs on OREO and repossessed assets were required in the first quarter of 2011 as compared to the first quarter of 2010. Nonperforming asset expense during the first quarter of 2010 included a $3.2 million write-down associated with the transfer of certain nonperforming commercial loans held for sale to the loan portfolio, which was the lower of cost or fair value.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, adjusted for gains or losses on sales of investment securities). The lower the efficiency ratio, the more efficient the entity is operating. Our efficiency ratio was 73.07% in the first quarter of 2011, compared to 74.58% in the first quarter in 2010. The slight improvement in the efficiency ratio was due to an increase in noninterest income, excluding the gains and losses on sales of investment securities.

Income Taxes

During first quarter of 2011, we recorded an income tax benefit of $106,000 largely due to a change in the State of Illinois tax rate as applied to our beginning of the year net recorded deferred tax asset after valuation allowance. This reflects the increase in value of our available tax planning strategy on investment securities. This benefit is partially offset by the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income.

The expense recorded in the first quarter of 2010 also includes the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income.

FINANCIAL CONDITION

Overview

Total assets decreased $197.2 million, or 4.4%, to $4.29 billion at March 31, 2011 from total assets of $4.48 billion at December 31, 2010, largely the result of decreases in loans held for sale and loans. These decreases were offset by increases in investment securities and other real estate and repossessed assets. Total liabilities decreased $217.4 million, or 5.1%, to $4.06 billion at March 31, 2011 from $4.28 billion at December 31, 2010, resulting from decreases in notes payable and other advances and other borrowings offset by increases in total deposits. Total stockholders’ equity at March 31, 2011 was $229.0 million, as compared to $208.8 million at December 31, 2010, reflecting the impact of completing a $25 million capital raise in the first quarter of 2011.

Investment Securities

Investment securities totaled $1.31 billion at March 31, 2011, compared to $1.25 billion at December 31, 2010, an increase of $51.0 million, or 4.1%. During the first three months of 2011, we purchased approximately $83.1 million of investment securities, mostly mortgage-related securities. A total of $1.6 million of municipal obligations either matured or were called. The overall weighted average life of our investment portfolio at March 31, 2011 was approximately 8.2 years, compared to approximately 8.3 years at December 31, 2010.

As of March 31, 2011, mortgage-related securities (at estimated fair value) comprised 92.5% of our investment portfolio, almost all of which were securities issued by government and government-sponsored enterprises.

At March 31, 2011, we had a net unrealized loss of $26.5 million in our available-for-sale investment portfolio, which was comprised of $7.5 million of gross unrealized gains and $34.0 million of gross unrealized losses. At December 31, 2010 the net unrealized loss was $21.3 million, which was comprised of $7.6 million of gross unrealized gains and $28.9 million of gross unrealized losses. The gross unrealized losses at March 31, 2011 related to 90 investment securities with a carrying value of $1.24 billion. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-then-temporary impairment has occurred. Of the 90 securities with gross unrealized losses at March 31, 2011, only four securities have been in a loss position for 12 months or more and none had additional other-than-temporary impairment for the quarter ended March 31, 2011.

As a member of FHLB, we are required to hold FHLB stock. The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLB. At March 31, 2011, we held $29.5 million of FHLBC stock and maintained $260.0 million of FHLB advances. Currently, the FHLB of Chicago is under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans

Total loans in our portfolio decreased by $41.8 million to $2.67 billion at March 31, 2011, from total loans of $2.71 billion at December 31, 2010. Commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and construction and land loans, decreased $46.6 million, or 1.7%. The decline in total commercial loans was primarily due to a decrease of $24.7 million, or 2.2%, in commercial real estate secured loans and a decrease of $16.9 million, or 16.2% in residential construction and land loans. Consumer-oriented loans decreased $4.8 million.

The composition of our loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,348,173	49%	$1,351,862	47%
Commercial real estate secured	1,095,681	39	1,120,361	40
Residential construction and land	87,180	3	104,036	4
Commercial construction and land	105,033	4	106,423	4

Total commercial loans	2,636,067	95	2,682,682	95
Consumer-oriented loans	147,821	5	152,657	5

Gross loans	2,783,888	100%	2,835,339	100%
Less: Unearned discount	(1)		(1)

Total loans	2,783,887		2,835,338
Less: Allowance for loan losses	(114,966)		(124,568)

Portfolio loans, net	$2,668,921		$2,710,770

Loans Held for Sale	$52,872		$259,020

Total C&I loans were relatively unchanged at $1.35 billion at both March 31, 2011 and December 31, 2010 and account for 49% of our total loan portfolio at March 31, 2011. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate investment. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate.

Our commercial real estate secured loans decreased $24.7 million, or 2.2%, to $1.10 billion at March 31, 2011, as compared to $1.12 billion at December 31, 2010. Approximately 90% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied*:
Retail strip centers or malls	$188,971	17%	$198,527	18%
Office/mix use property	114,209	10	116,726	10
Commercial properties	149,030	14	147,920	13
Specialized – other	80,808	7	82,332	7
Other commercial properties	41,355	4	43,595	4

Subtotal commercial non-owner occupied	574,373	52	589,100	52
Commercial owner occupied	406,703	37	411,519	37
Multi-family properties	114,605	11	119,742	11

Total commercial real estate secured	$1,095,681	100%	$1,120,361	100%

*	As a result of our recent core system conversion, we identified certain sub-codings within our loan system that changed the characterization of certain commercial real estate non-owner occupied loans to owner occupied real estate. Although there was no impact to the calculation of the total commercial real estate loans, we have adjusted the table above to reflect the revised classifications for all periods presented.

Our construction and land loans consist primarily of loans to professional real estate developers for the construction of single-family homes, town-homes, and condominium conversions and commercial properties. Our residential construction and land loans decreased by $16.8 million, or 16.2%, to $87.2 million at March 31, 2011, as compared to $104.0 million at December 31, 2010. We continue to actively reduce our exposure to this portion of our loan portfolio. The composition of our residential real estate construction and land portfolio as of the date indicated was as follows:

	March 31, 2011			December 31, 2010
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$5,790	7%	0.2%	$13,585	13%	0.4%
Condo (new & conversions)	36,659	42	1.3	39,994	38	1.4
Multi-family	13,038	15	0.5	18,159	18	0.6
Completed for sale	9,243	11	0.3	8,947	9	0.3

Total residential construction	64,730	75	2.3	80,685	78	2.8
Land – unimproved & farmland	13,556	15	0.5	14,049	14	0.5
Land – improved & entitled	1,728	2	0.1	1,871	1	*
Land – under development	7,166	8	0.2	7,431	7	0.3

Total land	22,450	25	0.8	23,351	22	0.8

Total residential construction and land	$87,180	100%	3.1%	$104,036	100%	3.6%

*	Represents less than 1%

Commercial construction and land loans totaled $105.0 million at March 31, 2011 as compared to $106.4 million at December 31, 2010, a decrease of $1.4 million.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit, and other consumer loans, decreased $4.8 million, or 3.2%, to $147.8 million at March 31, 2011.

Loans Held for Sale

At March 31, 2011, we held $52.9 million loans classified as held for sale, as compared to $259.0 million at December 31, 2010. At each of March 31, 2011 and December 31, 2010, the held for sale portfolio consisted solely of residential mortgage loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal operations and have elected to account for these loans at fair value. We further intend to sell the majority of the servicing rights associated with these mortgage loans, retaining only a small percentage of these rights, in order to maximize the economic value of these loans.

The aggregate, unpaid principal balances associated with these loans was $51.9 million at March 31, 2011 and an unrealized gain of $990,000 and was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2010
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$54	$55	$58
Nonaccrual loans:
Commercial and industrial	57,500	71,438	25,310
Commercial real estate secured	76,134	42,221	34,863
Residential construction and land	13,599	20,660	57,320
Commercial construction and land	6,311	12,734	14,171
All other loan types	14,612	12,632	9,468

Total nonaccrual loans	168,156	159,685	141,132

Total nonperforming loans	168,210	159,740	141,190
Other real estate owned and repossessed assets	38,165	31,490	27,355

Total nonperforming assets	$206,375	$191,230	$168,545

Restructured loans not included in nonperforming assets	$19,741	$29,786	$1,247
Nonperforming loans to total loans	5.93%	5.16%	4.70%
Nonperforming assets to total loans plus repossessed property	7.18%	6.12%	5.55%
Nonperforming assets to total assets	4.81%	4.26%	3.73%

Nonperforming assets were $206.4 million, or 4.81%, of total assets on March 31, 2011, compared to $191.2 million, or 4.26% of total assets on December 31, 2010, and $168.5 million, or 3.73% of total assets on March 31, 2010. During the first quarter of 2011, $19.8 million of nonperforming loans were charged-off and $8.6 million of loans were transferred to other real estate owned and repossessed assets. These decreases in nonperforming assets were offset by new nonaccrual loans.

Nonperforming loans:

Nonperforming loans include nonaccrual loans and interest-accruing loans that are contractually past due 90 days or more. We evaluate all loans on which principal or interest is contractually past due 90 days or more to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, we place it on nonaccrual and discontinue recognizing interest income. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has made required payments for a minimum length of time and demonstrates the ability to make future payments of principal and interest as scheduled.

Commercial real estate secured loans are the largest category of nonaccrual loans at $76.1 million and comprise approximately 45% of all nonaccrual loans. The increase of $33.9 million in commercial real estate secured loans in the first quarter of 2011, was largely comprised of loans already on the watch list of criticized and classified loans. Partially offsetting this increase is a decrease of $13.9 million in commercial and industrial nonaccrual loans, as well as reductions in residential and commercial construction and land loans.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets totaled $38.2 million at March 31, 2011 as compared to $31.5 million at December 31, 2010 and $27.4 million at March 31, 2010. The following table provides a rollforward, for the periods indicated, of other real estate and repossessed assets:

	For the Period Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$31,490	$26,231
Transfers from loans	8,619	10,385
Dispositions and settlements	(531)	(5,025)
Additional impairment	(1,413)	(4,236)

Balance at end of period	$38,165	$27,355

During the first quarter of 2011, we transferred $8.6 million of loans into other real estate owned and repossessed assets. The loans transferred primarily consisted of $4.8 million from our residential construction and land portfolio, $2.4 million from our commercial real estate secured portfolio and $1.0 million from our consumer portfolio. During first quarter of 2011, we also received proceeds of $652,000 as a settlement on legal proceeding involving a repossessed asset that had a carrying value of $531,000. We also reduced the carrying value of certain other real estate owned and repossessed assets by $1.4 million during first quarter 2011 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio. The level of other real estate owned and repossessed assets have increased during the first quarter of 2011, and we expect that these assets may increase in the future as we continue to work through the elevated level of nonperforming assets.

Impaired loans:

At March 31, 2011, impaired loans totaled $178.6 million, compared to $181.1 million at December 31, 2010. Total impaired loans were $132.9 million at March 31, 2010.

The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	March 31, 2011	Dec. 31, 2010	March 31, 2010
	(in thousands)
Impaired loans:
Commercial and industrial	$69,415	$78,804	$25,310
Commercial real estate secured	82,651	63,831	34,863
Residential construction and land	17,129	24,190	57,320
Commercial construction and land	6,311	12,734	14,171
Consumer-oriented	3,086	1,522	1,247

Total impaired loans	$178,592	$181,081	$132,911

Recorded balance of impaired loans:
With related allowance for loan losses	$122,891	$136,404	$101,364
With no related allowance for loan losses	55,701	44,677	31,547

Total impaired loans	$178,592	$181,081	$132,911

Allowance for losses on impaired loans:
Commercial and industrial	$28,346	$35,258	$5,961
Commercial real estate secured	15,302	10,940	3,589
Residential construction and land	3,417	5,189	10,095
Commercial construction and land	79	8,470	4,696
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$47,144	$59,857	$24,341

The decrease in impaired loans during the first quarter of 2011 primarily resulted from net charge-offs and transfers into other real estate owned and were partially offset by additions to impaired loans during the period. The allowance for loan losses related to impaired loans decreased during the first quarter of 2011 and totaled $47.1 million at March 31, 2011 as compared to $59.9 million at December 31, 2010 and $24.3 million at March 31, 2010. The decrease in the allowance for losses on impaired loans in 2011 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. Commercial real estate secured loans comprise approximately 46% of all impaired loans and comprised 32% of the allowance for loan losses on impaired loans.

Through an individual impairment analysis, at March 31, 2011, we determined that $126.0 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $47.1 million. We also held $52.6 million of impaired loans, for which the individual analysis did not result in a measure of impairment, and so no related allowance for loan losses was provided. Once we determine the loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less estimated cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At March 31, 2011, we held $19.7 million of loans classified as a troubled debt restructuring which includes commercial loans of $17.9 million and consumer loans of $1.8 million.

The balance of nonaccrual and impaired loans as of March 31, 2011 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$153,544	$153,544
Commercial loans on accrual but impaired	n/a	21,962
Consumer-oriented loans	14,612	3,086

	$168,156	$178,592

n/a	- not applicable

Potential Problem Loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of March 31, 2011, these potential problem loans totaled $19.2 million. Of these potential problem loans at March 31, 2011, $9.1 million were in our commercial and industrial portfolio and $12.6 million were in our commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2010 totaled $46.8 million. The largest categories of potential problem loans at December 31, 2010 included $32.4 million of commercial real estate secured loans, $9.3 million of commercial and industrial loans, and the remaining $5.1 million were loans in the construction and land portfolio. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Average total loans	$2,933,939	$3,022,833

Total loans at end of period	$2,836,759	$3,006,771

Allowance for loan losses:
Allowance at beginning of period	$124,568	$106,185
Net (charge-offs) recoveries:
Commercial and commercial real estate	(10,736)	(8,439)
Real estate – construction	(8,692)	(17,605)
Residential real estate mortgages and consumer loans	(415)	(1,120)

Total net charge-offs	(19,843)	(27,164)
Provision for loan losses	10,241	21,130

Allowance at end of period	$114,966	$100,151

Annualized net charge-offs to average total loans	2.71%	3.59%
Allowance to total loans at end of period (excluding loans held for sale)	4.13%	3.36%
Allowance to nonperforming loans	68.35%	70.93%

Our allowance for loan losses was $115.0 million at March 31, 2011, or 4.13% of end-of-period loans (excluding loans held for sale) and 68.35% of nonperforming loans. At March 31, 2010, the allowance for loan losses was $100.2 million, which represented 3.36% of end-of-period loans (excluding loans held for sale) and 70.93% of nonperforming loans. Net charge-offs during the first quarter of 2011 were $19.8 million, or 2.71% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2010 were $27.2 million, or 3.59% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the level of the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $10.2 million in the first quarter of 2011 and $21.1 million in the first quarter of 2010.

Deposits

Total deposit balances at March 31, 2011 increased $50.0 million to $3.08 billion as compared to $3.03 billion at year-end 2010. During the first quarter of 2011, our total in-market deposits increased $13.8 million and our out-of-market deposits increased by $36.2 million.

Total in-market deposits increased $13.8 million to $2.49 billion at March 31, 2011 as compared to $2.47 billion at December 31, 2010. Money market accounts increased $23.3 million to $606.6 million due to our on-going strategy to increase deposits with our core customers. Deposits maintained through the CDARS network increased $19.6 million to $202.5 million. These increases were partially offset by decreases in noninterest-bearing deposits of $16.2 million to $617.1 million, decreases in customer CDs of $10.8 million to $704.2 million and decreases in NOW accounts of $9.6 million to $239.1 million. Total out-of-market deposits increased by $36.2 million to $591.2 million at March 31, 2011 from $555.0 million at year-end 2010, with most of the increase occurring in out-of-local market CDs which increased by $23.5 million and brokered CDs which increased by $13.0 million.

The following table sets forth the period-end balances of total deposits as of each of the dates indicated, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2011	Dec. 31, 2010
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$617,107	$633,300
NOW accounts	239,067	248,662
Savings accounts	38,040	37,992
Money market accounts	606,620	583,365
Customer certificates of deposit	704,234	715,030
CDARS time deposits	202,458	182,879
Public time deposits	78,160	70,697

Total in-market deposits	2,485,686	2,471,925

Out-of-market deposits:
Brokered money market deposits	5,520	5,832
Out-of-local-market certificates of deposit	122,808	99,313
Brokered certificates of deposit	462,843	449,836

Total out-of-market deposits	591,171	554,981

Total deposits	$3,076,857	$3,026,906

Average interest-bearing deposits for the first three months of 2011 increased $148.3 million, or 6.4%, to $2.46 billion, compared to $2.31 billion for the first three months of 2010. An increase of $144.2 million in money market accounts are responsible for most of the increase. Total average time deposits also increased $11.2 million. A $77.9 million increase in CDARS, a

$28.9 million increase in out-of-market certificates of deposit and a $4.4 million increase in public time deposits were offset by decreases of $66.5 million in certificates of deposit and decreases of $33.5 million in brokered certificates of deposit.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$612,032	19.9%	—%	$606,604	20.8%	—%
NOW accounts	240,928	7.9	1.06	243,649	8.3	1.52
Money market accounts	607,318	19.8	0.77	464,567	15.9	0.99
Savings deposits	38,094	1.2	0.09	41,050	1.4	0.08
Time deposits:
Certificates of deposit	713,423	23.2	1.83	779,963	26.7	2.59
Out-of-local-market certificates of deposit	114,714	3.7	1.24	85,822	2.9	2.44
Brokered certificates of deposit	465,195	15.1	2.40	498,665	17.1	3.44
CDARS time deposits	202,491	6.6	0.81	124,558	4.3	1.58
Public Funds	78,774	2.6	0.52	74,376	2.6	0.90

Total time deposits	1,574,597	51.2	1.76	1,563,384	53.6	2.69

Total deposits	$3,072,969	100.0%		$2,919,254	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Period-end other borrowings decreased $20.0 million to $491.0 million at March 31, 2011, as compared to $511.0 million at December 31, 2010. Most of the decrease resulted from an $18.4 million decrease in repurchase agreements. At March 31, 2011, subject to available collateral, the Bank had available pre-approved repurchase agreement lines of $930.0 million and pre-approved overnight federal funds borrowing lines of $99.0 million. Of the pre-approved repurchase agreement lines, we have collateral available to borrow $597.0 million as of March 31, 2011. In comparison, at December 31, 2010, we had available pre-approved repurchase agreement lines of $930.0 million, with collateral available to borrow $511.7 million and pre-approved overnight federal funds borrowing lines of $119.0 million.

Notes Payable and Other Advances

Borrowings from the FHLB decreased $245.0 million during the first three months of 2011 to $260.0 million at March 31, 2011, compared to $505.0 million as of December 31, 2010. We decreased borrowings from the FHLB during the first quarter of 2011 due to reduced funding needs. At March 31, 2011, the borrowings from the FHLB were collateralized by $459.4 million of securities and a blanket lien on $149.4 million of qualified first-mortgage loans, home equity loans and commercial real estate loans. We have additional borrowing capacity of $327.5 million. At December 31, 2010, we maintained collateral of $521.6 million of investment securities and a blanket lien on $175.5 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $113.1 million.

We participate in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2011 the Bank pledged $822.0 million of commercial loans as collateral and had available $686.7 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $813.1 million of commercial loans as collateral and had available $504.9 million of borrowing capacity under the BIC program at December 31, 2010. There were no borrowings under the BIC program at either March 31, 2011 or December 31, 2010.

Junior Subordinated Debentures

At March 31, 2011, we had $86.6 million of junior subordinated debentures comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued by each trust are currently callable at par, at our option. At March 31, 2011, unamortized issuance costs relating to TAYC Capital Trust I were $2.2 million and $364,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

The following table describes the subordinated debt outstanding at March 31, 2011 on the Consolidated Balance Sheets. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

	Mar. 31, 2011	Dec. 31, 2010
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(4,278)	(4,347)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(448)	(455)

Taylor Capital Group subordinated notes, net	32,774	32,698

Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	60,000	60,000
Unamortized discount	(3,744)	(3,863)

Cole Taylor Bank subordinated notes, net	56,256	56,137

Total subordinated notes, net	$89,030	$88,835

CAPITAL RESOURCES

At March 31, 2011 and December 31, 2010, both the Company and the Bank were considered “well capitalized” under capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2011:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$470,026	14.24%	>$264,093	>8.00%	>$330,116	>10.00%
Cole Taylor Bank	441,506	13.42	>263,143	>8.00	>328,929	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	338,747	10.26	>132,047	>4.00	>198,070	>6.00
Cole Taylor Bank	343,148	10.43	>131,572	>4.00	>197,357	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	338,747	7.72	>175,583	>4.00	>219,478	>5.00
Cole Taylor Bank	343,148	7.84	>175,001	>4.00	>218,752	>5.00
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$448,389	12.98%	>$276,381	>8.00%	>$345,476	>10.00%
Cole Taylor Bank	414,423	12.04	>275,401	>8.00	>344,252	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	308,397	8.93	>138,190	>4.00	>207,286	>6.00
Cole Taylor Bank	314,182	9.13	>137,701	>4.00	>206,551	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	308,397	6.89	>178,971	>4.00	>223,714	>5.00
Cole Taylor Bank	314,182	7.05	>178,270	>4.00	>222,838	>5.00

All of our capital asset ratios increased during the first quarter of 2011, mostly due to a $25.0 million increase in regulatory capital in the period. In order to further strengthen the Bank’s capital ratios, we made a $25.0 million capital contribution to the Bank during the first quarter of 2011 from the capital raise. As a result, all of the Bank’s regulatory capital ratios increased during the period.

At each of March 31, 2011 and December 31, 2010, the Bank was considered “well capitalized” under regulatory capital guidelines. While we, as well as our Bank, continue to be considered “well capitalized” under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels.

LIQUIDITY

During the first quarter of 2011, total assets decreased by $197.2 million, or 4.4%, primarily due to a decrease in the size of our loans held for sale portfolio. Cash inflows during the first three months of 2011 consisted largely of a $460.5 million increase in proceeds from loan sales and a capital raise and issuance of Series F Preferred stock in the amount of $24.4 million, net of issuance costs.

Cash outflows during the first three months of 2011 included $83.1 million for the purchase of investment securities, a $255.8 million reduction in loans originated for sale, a $245.0 million reduction in notes payable and other advances, a net decrease in other borrowings of $20.0 million and the payment of $2.1 million in dividends on our Series B, Series C and Series E preferred stock.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for Cole Taylor Bank include FHLB advances, the FRB’s BIC Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents decreased to $18.4 million at March 31, 2011 from $23.1 million at December 31, 2010. Significant cash outflows during the first quarter of 2011 included $2.1 million for the payment of dividends on our Series B, Series C and Series E preferred stock, and $2.1 million of interest paid on our junior subordinated debentures and subordinated notes.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2011, we had $833.1 million of undrawn commitments to extend credit and $77.1 million of financial and performance standby letters of credit. In comparison, at December 31, 2010, we had $905.5 million of undrawn commitments to extend credit and $67.9 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees beyond the amount already recognized as a liability on the Company’s Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, we maintained a liability for $6.1 million and $5.4 million, respectively, for undrawn commitments and standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

We have $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $14,000 and was recorded in other derivative income in noninterest income.

We have $300.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. There was no ineffectiveness on the interest rate corridors for the three months ended March 31, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of March 31, 2011, we had notional amounts of $246.3 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $246.3 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use interest rate lock commitments and forward loan commitments at Cole Taylor Mortgage. At March 31, 2011, we had $153.4 million of notional amount of interest rate lock commitments and $141.7 million in notional amount of forward loan commitments.

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

Net interest income for year one in a 200 basis points rising rate scenario was calculated to increase $3.3 million, or 2.5%, as compared to the net interest income in the rates unchanged scenario at March 31, 2011. At December 31, 2010, the projected variance in the rising rate scenario was an increase of $2.7 million, or 1.9%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both March 31, 2011 and December 31, 2010.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2011		At December 31, 2010
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,305	2.5%	$2,655	1.9%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes two criterions from the assessment of effective control when determining whether a repo should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU is effective for the interim or annual period that begins after December 15, 2011, with no early adoption permitted. We are currently assessing the impact the adoption of ASU No. 2011-03 will have on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides guidance on determining whether a restructuring constitutes a troubled debt restructuring. In order to be classified as a troubled debt restructuring, the restructuring must contain a concession and the debtor is experiencing financial difficulties. This ASU is effective for the periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This ASU further states that all troubled debt restructuring disclosures that had been deferred by ASU No. 2011-01, should be disclosed effective for interim and annual periods beginning on or after June 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” Update No. 2011-01 provides for the deferral of troubled debt restructuring disclosures included in Update No. 2010-20 that were effective for periods ending on or after December 15, 2010. These disclosures were deferred until the issuance of the troubled debt guidance that determines what constitutes troubled debt restructuring. This new guidance has been issued as ASU No. 2011-02 and is effective for periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This accounting standard is not expected to have a material effect on our consolidated financial statements.

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

	2011 Quarter Ended	2010 Quarter Ended				2009 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$47,595	$49,967	$51,980	$53,682	$52,887	$53,965	$56,033	$55,715
Interest expense	15,408	16,405	17,613	19,004	19,420	21,155	23,658	25,335

Net interest income	32,187	33,562	34,367	34,678	33,467	32,810	32,375	30,380
Provision for loan losses	10,241	59,923	18,128	43,946	21,130	19,002	15,539	39,507
Noninterest income	6,885	18,009	44,142	6,158	4,374	12,735	3,376	12,137
Noninterest expense	28,549	36,971	26,646	27,467	27,152	30,219	22,516	23,707

Income (loss) before income taxes	282	(45,323)	33,735	(30,577)	(10,441)	(3,676)	(2,304)	(20,697)
Income taxes (benefit)	(106)	284	321	306	306	(647)	144	2,558

Net Income (loss)	388	(45,607)	33,414	(30,883)	(10,747)	(3,029)	(2,448)	(23,255)
Preferred dividends and discounts	(2,464)	(2,448)	(2,671)	(17,449)	(2,887)	(2,880)	(2,873)	(2,868)

Net income (loss) available to common stockholders	$(2,076)	$(48,055)	$30,743	$(48,332)	$(13,634)	$(5,909)	$(5,321)	$(26,123)

Income (loss) per common share:
Basic	$(0.12)	$(2.76)	$1.68	$(3.35)	$(1.30)	$(0.56)	$(0.51)	$(2.49)
Diluted	(0.12)	(2.76)	1.57	(3.35)	(1.30)	(0.56)	(0.51)	(2.49)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.4	Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C of Taylor Capital Group, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 1, 2010).

3.5	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E of Taylor Capital Group, Inc. dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 28, 2010).

3.6	Certificate of Designations of 8% Non-Cumulative, Non-Voting, Contingent Convertible Preferred Stock, Series F and Non-Voting Convertible Preferred Stock, Series G (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: May 9, 2011
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)