Form 10-Q
period 2011-06-30
TAYLOR CAPITAL GROUP INC
filed 2011-08-04
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At August 1, 2011, there were 20,313,704 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$80,322	$80,273
Short-term investments	3,339	1,056

Total cash and cash equivalents	83,661	81,329
Investment securities:
Available-for-sale, at fair value	1,236,694	1,153,487
Held-to-maturity, at amortized cost (fair value of $93,699 at June 30, 2011 and $101,751 at December 31, 2010)	92,163	100,990
Loans held for sale, at fair value	86,109	259,020
Loans, net of allowance for loan losses of $109,044 at June 30, 2011 and $124,568 at December 31, 2010	2,720,922	2,710,770
Premises, leasehold improvements and equipment, net	15,584	15,890
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	48,619	40,032
Other real estate and repossessed assets, net	27,857	31,490
Other assets	83,507	90,846

Total assets	$4,395,116	$4,483,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$635,543	$633,300
Interest-bearing	2,271,234	2,393,606

Total deposits	2,906,777	3,026,906
Other borrowings	270,376	511,008
Accrued interest, taxes and other liabilities	59,572	56,697
Notes payable and other advances	740,000	505,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	89,230	88,835

Total liabilities	4,152,562	4,275,053

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at June 30, 2011 and December 31, 2010, $1,000 liquidation value	101,201	100,389
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, 1,276,480 issued and outstanding at June 30, 2011 and December 31, 2010, $25.00 liquidation value	31,912	31,912
Series D, nonvoting, convertible; 860,378 shares authorized, 405,330 shares issued and outstanding at June 30, 2011 and December 31, 2010	4	4
Series E, 8% nonvoting, non-cumulative, convertible perpetual, 223,520 shares authorized, 223,520 shares issued and outstanding at June 30, 2011 and December 31, 2010, $25.00 liquidation value	5,588	5,588
Series G, nonvoting, convertible; 1,350,000 shares authorized, 230,338 shares issued and outstanding at June 30, 2011 and no shares issued or outstanding at December 31, 2010	2	—
Common stock, $.01 par value; 45,000,000 shares authorized; 21,598,406 shares issued at June 30, 2011 and 19,235,706 shares issued at December 31, 2010; 20,240,408 shares outstanding at June 30, 2011 and 17,877,708 shares outstanding at December 31, 2010	216	192
Surplus	339,348	312,693
Accumulated deficit	(195,834)	(189,895)
Accumulated other comprehensive loss, net	(10,298)	(22,497)
Treasury stock, at cost, 1,357,998 shares at June 30, 2011 and December 31, 2010	(29,585)	(29,585)

Total stockholders’ equity	242,554	208,801

Total liabilities and stockholders’ equity	$4,395,116	$4,483,854

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Second Quarter Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$34,343	$38,260	$69,708	$76,471
Interest and dividends on investment securities:
Taxable	11,753	14,209	23,205	27,655
Tax-exempt	722	1,212	1,497	2,441
Interest on cash equivalents	3	1	6	2

Total interest income	46,821	53,682	94,416	106,569

Interest expense:
Deposits	8,028	11,994	16,652	24,436
Other borrowings	1,506	2,469	3,315	4,754
Notes payable and other advances	1,100	1,174	2,143	2,798
Junior subordinated debentures	1,446	1,446	2,889	2,884
Subordinated notes	2,498	1,921	4,987	3,552

Total interest expense	14,578	19,004	29,986	38,424

Net interest income	32,243	34,678	64,430	68,145
Provision for loan losses	11,822	43,946	22,063	65,076

Net interest income (loss) after provision for loan losses	20,421	(9,268)	42,367	3,069

Noninterest income:
Service charges	2,696	2,781	5,586	5,638
Mortgage origination revenue	2,243	1,892	3,760	2,195
Gain (loss) on disposition of bulk purchased mortgage loans	41	(5)	69	(2,027)
Gains on sales of investment securities	—	142	—	1,575
Other derivative income (loss)	194	(42)	947	167
Other noninterest income	1,213	1,390	2,910	2,984

Total noninterest income	6,387	6,158	13,272	10,532

Noninterest expense:
Salaries and employee benefits	15,183	12,246	29,872	23,859
Occupancy of premises	2,105	2,208	4,383	4,250
Furniture and equipment	498	545	1,110	1,057
Nonperforming asset expense	2,013	4,055	5,290	8,993
FDIC assessment	1,499	1,970	3,447	4,183
Legal fees, net	1,026	1,427	1,820	2,246
Other noninterest expense	5,522	5,016	10,473	10,031

Total noninterest expense	27,846	27,467	56,395	54,619

Loss before income taxes	(1,038)	(30,577)	(756)	(41,018)
Income tax expense	355	306	249	612

Net loss	(1,393)	(30,883)	(1,005)	(41,630)
Preferred dividends and discounts	(2,470)	(1,693)	(4,934)	(4,580)
Implied non-cash preferred dividend	—	(15,756)	—	(15,756)

Net loss applicable to common stockholders	$(3,863)	$(48,332)	$(5,939)	$(61,966)

Basic loss per common share	$(0.19)	$(3.35)	$(0.32)	$(4.97)
Diluted loss per common share	(0.19)	(3.35)	(0.32)	(4.97)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance costs	—	—	—	—	—	25,000	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common	—	—	—	—	—	(25,000)	2	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	1,581	—	—	—	1,581
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	—	(1,005)	—	—	(1,005)
Change in unrealized losses on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	12,788	—	12,788
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(761)	—	(761)
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	172	—	172

Total comprehensive income													$11,194
Preferred stock dividends and discounts accumulated, Series B	—	812	—	—	—	—	—	—	—	(3,434)	—	—	(2,622)
Preferred stock dividends Series C & E, paid in common stock								1	749				750
Preferred stock dividends declared, Series C - $0.50 per share	—	—	—	—	—	—	—	—	—	(1,276)	—	—	(1,276)
Preferred stock dividends declared, Series E - $0.50 per share	—	—	—	—	—	—	—	—	—	(224)	—	—	(224)

Balance at June 30, 2011	$—	$101,201	$31,912	$4	$5,588	$—	$2	$216	$339,348	$(195,834)	$(10,298)	$(29,585)	$242,554

Balance at December 31, 2009	$60,000	$98,844	$—	$—	$—	$—	$—	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806
Conversion of Series A preferred to common stock	(60,000)	—	—	—	—	—	—	60	59,919	—	—	—	(21)
Implied non-cash preferred dividend	—	—	—	—	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of preferred stock, Series C, net of issuance costs	—	—	31,912	—	—	—	—	—	(979)	—	—	—	30,933
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	4,367	—	—	—	4,367
Issuance of restricted stock grants	—	—	—	—	—	—	—	1	—				1
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	1,254	—	—	—	1,254
Comprehensive loss:	—
Net loss	—	—	—	—	—	—	—	—	—	(41,630)	—	—	(41,630)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	34,939	—	34,939
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(1,142)	—	(1,142)
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	(931)	—	(931)

Total comprehensive loss													$(8,764)
Preferred stock dividends declared, Series A - $0.50 per share	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	759	—	—	—	—	—	—	—	(3,380)	—	—	(2,621)

Balance at June 30, 2010	$—	$99,603	$31,912	$—	$—	$—	$—	$193	$306,703	$(172,583)	$41,563	$(24,636)	$282,755

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,005)	$(41,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other derivative income	(947)	(167)
Gains on sales of investment securities	—	(1,575)
Amortization of premiums and discounts, net	2,417	1,270
Impairment on investment security	381	—
Deferred loan fee amortization	(2,259)	(2,744)
Provision for loan losses	22,063	65,076
Loans originated for sale	(535,749)	(84,390)
Proceeds from loan sales	705,850	73,439
Depreciation and amortization	1,196	1,130
Deferred income tax expense (benefit)	3,804	(11,046)
Losses on other real estate	1,850	6,598
Excess tax benefit on stock options exercised and stock awards	246	135
Other, net	2,059	136
Changes in other assets and liabilities:
Accrued interest receivable	795	(755)
Other assets	355	12,748
Accrued interest payable, taxes and other liabilities	2,866	(4,150)

Net cash provided by operating activities	203,922	14,075

Cash flows from investing activities:
Purchases of available-for-sale securities	(112,411)	(267,057)
Purchases of held-to-maturity securities	—	(10,472)
Proceeds from principal payments and maturities of available-for-sale securities	43,174	107,484
Proceeds from principal payments and maturities of held-to-maturity securities	8,857	846
Proceeds from sales of available-for-sale securities	—	48,120
Net increase in loans	(37,120)	(76,978)
Net additions to premises, leasehold improvements and equipment	(890)	(231)
Purchases of FHLB and FRB stock	(8,587)	(5,274)
Net proceeds from sales of other real estate	11,758	9,040

Net cash used by investing activities	(95,219)	(194,522)

Cash flows from financing activities:
Net increase (decrease) in deposits	(121,480)	64,544
Net increase (decrease) in other borrowings	(240,632)	249,291
Proceeds from notes payable and other advances	235,000	10,000
Repayments of notes payable and other advances	—	(192,000)
Net proceeds from issuance of subordinated debt	—	32,897
Proceeds from preferred stock issuance, net of costs	24,350	30,933
Common stock issuance costs	—	(21)
Excess tax benefit on stock options exercised and stock awards	(246)	(135)
Dividends paid	(3,363)	(5,021)

Net cash provided (used) by financing activities	(106,371)	190,488

Net increase in cash and cash equivalents	2,332	10,041
Cash and cash equivalents, beginning of period	81,329	48,469

Cash and cash equivalents, end of period	$83,661	$58,510

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$31,068	$39,466
Income taxes	(176)	(4,851)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	—	55,633
Change in fair value of available-for-sale investments securities, net of tax	12,788	34,939
Transfer of portfolio loans to held for sale loans	—	33,659
Transfer of held for sale loans to portfolio loans	2,810	41,745
Loans transferred to other real estate and repossessed assets	9,974	17,576
Preferred stock dividends paid in common stock, Series C and E	750	—

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2011 and for the second quarter and six months ended June 30, 2011 and June 30, 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the second quarter and six months ended June 30, 2011 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$25,833	$21	$(803)	$25,051
Residential mortgage-backed securities	943,502	5,492	(16,303)	932,691
Commercial mortgage-backed securities	139,030	6,142	—	145,172
Collateralized mortgage obligations	62,128	79	(1,902)	60,305
State and municipal obligations	70,687	2,834	(46)	73,475

Total available-for-sale	1,241,180	14,568	(19,054)	1,236,694

Held-to-maturity:
Residential mortgage-backed securities	92,163	2,109	(573)	93,699

Total held-to-maturity	92,163	2,109	(573)	93,699

Total	$1,333,343	$16,677	$(19,627)	$1,330,393

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,994	$—	$(975)	$22,019
Residential mortgage-backed securities	863,353	2,100	(23,067)	842,386
Commercial mortgage-backed securities	145,529	4,459	(266)	149,722
Collateralized mortgage obligations	66,022	33	(4,153)	61,902
State and municipal obligations	76,873	961	(376)	77,458

Total available-for-sale	1,174,771	7,553	(28,837)	1,153,487

Held-to-maturity:
Residential mortgage-backed securities	100,990	1,760	(999)	101,751

Total held-to-maturity	100,990	1,760	(999)	101,751

Total	$1,275,761	$9,313	$(29,836)	$1,255,238

As of June 30, 2011, the Company had $1.23 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.23 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.5 million were private-label mortgage related securities.

Investment securities with an approximate book value of $1.08 billion at June 30, 2011 and $968.6 million at December 31, 2010, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.

During the second quarter and six months ended June 30, 2011, the Company did not sell any available-for-sale investment securities. This compares to gross realized gains on the sale of available-for-sale investment securities of $142,000 in the second quarter and $1.6 million in the six months ended June 30, 2010. The Company had $381,000 gross realized losses due to other-than-temporary impairment of available-for-sale investment securities during the second quarter and six months ended June 30, 2011. No gross realized losses were recognized during the second quarter and six months ended June 30, 2010.

The following table summarizes, for investment securities with unrealized losses as of June 30, 2011 and December 31, 2010, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	June 30, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,498	$(803)	$—	$—	$22,498	$(803)
Residential mortgage-backed securities	624,033	(14,411)	5,492	(1,892)	629,525	(16,303)
Collateralized mortgage obligations	53,385	(1,902)	—	—	53,385	(1,902)
State and municipal obligations	—	—	937	(46)	937	(46)

Temporarily impaired securities: Available-for-sale	699,916	(17,116)	6,429	(1,938)	706,345	(19,054)

Held-to-maturity:
Residential mortgage-backed securities	38,496	(573)	—	—	38,496	(573)

Temporarily impaired securities: Held-to-maturity	38,496	(573)	—	—	38,496	(573)

Total temporarily impaired securities:	$738,412	$(17,689)	$6,429	$(1,938)	$744,841	$(19,627)

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$22,019	$(975)	$—	$—	$22,019	$(975)
Residential mortgage-backed securities	723,341	(21,330)	6,541	(1,737)	729,882	(23,067)
Commercial mortgage-backed securities	10,542	(266)	—	—	10,542	(266)
Collateralized mortgage obligations	53,459	(4,153)	—	—	53,459	(4,153)
State and municipal obligations	18,845	(376)	—	—	18,845	(376)

Temporarily impaired securities: Available-for-sale	828,206	(27,100)	6,541	(1,737)	834,747	(28,837)

Held-to-maturity:
Residential mortgage-backed securities	38,591	(999)	—	—	38,591	(999)

Temporarily impaired securities: Held-to-maturity	38,591	(999)	—	—	38,591	(999)

Total temporarily impaired securities:	$866,797	$(28,099)	$6,541	$(1,737)	$873,338	$(29,836)

At June 30, 2011, the Company had five investment securities in an unrealized loss position for more than 12 months with a total unrealized loss of $1.9 million. Of the five securities in an unrealized loss position, two securities were from the Company’s state and municipal obligation portfolio and three securities were from its portfolio of private-label residential mortgage-backed securities.

The total unrealized loss for the first state and municipal security at June 30, 2011 totaled $22,000, or about 4% of the total amortized cost of this security. The total unrealized loss for the second state and municipal security at June 30, 2011 totaled $24,000, or about 6% of the total amortized cost of the security. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings and any credit enhancements in the form of insurance in making its determination of other-than-temporary impairment. The Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the three private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $1.7 million and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing was performed to evaluate other-than-temporary impairment. For the two private-label securities in an unrealized loss position for 12 months or more, the Company obtained fair value estimates from an independent source that performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities. None contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss. Previously, one of the two securities had other-than-temporary impairment recognized for the amount of the expected credit loss. The independent cash flow analysis performed at June 30, 2011 indicated that there was no additional expected credit loss on this security. Based on an independent analysis of the other private-label security, Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market and no other-than-temporary impairment charge was recorded.

One additional investment security was evaluated for other-than-temporary impairment at June 30, 2011. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled semi-annual payments were received as agreed from 2008 until the May 2011 interest payment, which was not received. Since the Company now believes that it will not recover all the scheduled payments of principal and interest as specified in the bond agreement, the expected cash flows were analyzed and an other-than-temporary impairment charge of $381,000 was recorded against earnings in the second quarter of 2011.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2011.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$595	$596
Due after one year through five years	2,140	2,197
Due after five years through ten years	44,341	45,550
Due after ten years	49,444	50,183
Residential mortgage-backed securities	943,502	932,691
Commercial mortgage-backed securities	139,030	145,172
Collateralized mortgage obligations	62,128	60,305

Total available-for-sale	1,241,180	1,236,694

Held-to-maturity:
Residential mortgage-backed securities	92,163	93,699

Total held-to-maturity	92,163	93,699

Total investment securities	$1,333,343	$1,330,393

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $48.6 million at June 30, 2011 and $40.0 million at December 31, 2010. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLBC borrowings. At June 30, 2011, the Company had a $37.0 million investment in FHLBC stock, compared to $29.5 million at December 31, 2010. Since 2007, the FHLBC has been under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based on the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of its net assets relative to its capital, its recent operating performance, its commitment to make required payments, the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of June 30, 2011, after evaluating these factors and considering that transactions of FHLBC stock continued to be made at par value during 2011 and the FHLBC paid dividends in both first and second quarters of 2011, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,408,263	$1,351,862
Commercial real estate secured	1,056,652	1,120,361
Residential construction and land	79,747	104,036
Commercial construction and land	102,860	106,423
Consumer	182,444	152,657

Gross loans	2,829,966	2,835,339
Less: Unearned discount	—	(1)

Total loans	2,829,966	2,835,338
Less: Allowance for loan losses	(109,044)	(124,568)

Portfolio Loans, net	$2,720,922	$2,710,770

Loans Held for Sale:
Total Loans Held for Sale	$86,109	$259,020

The total amount of loans transferred to third parties as loan participations at June 30, 2011 was $268.6 million, all of which has been derecognized and recorded as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

Consumer loans include $39.2 million of residential mortgage loans originated by Cole Taylor Mortgage as of June 30, 2011.

At June 30, 2011, loans held for sale included $86.1 million of residential mortgage loans originated by Cole Taylor Mortgage, the Company’s residential mortgage origination unit. The Company has elected to account for these loans under the fair value option in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 – Financial Instruments. The unpaid principal balance associated with these loans was $83.8 million at June 30, 2011. An unrealized gain on these loans of $2.3 million was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations for the six months ended June 30, 2011. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class at June 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
June 30, 2011
Commercial and industrial	$—	$—	$66,186	$66,186	$1,342,077	$1,408,263
Commercial real estate secured	400	—	46,605	47,005	1,009,647	1,056,652
Residential construction and land	—	—	9,929	9,929	69,818	79,747
Commercial construction and land	—	—	6,188	6,188	96,672	102,860
Consumer	4,469	823	14,150	19,442	249,111	268,553

Total loans	$4,869	$823	$143,058	$148,750	$2,767,325	$2,916,075

December 31, 2010
Commercial and industrial	$782	$278	$71,438	$72,498	$1,279,364	$1,351,862
Commercial real estate secured	4,242	1,010	42,221	47,473	1,072,888	1,120,361
Residential construction and land	—	—	20,660	20,660	83,376	104,036
Commercial construction and land	—	—	12,734	12,734	93,689	106,423
Consumer	3,476	2,160	12,687	18,323	393,353	411,676

Total loans	$8,500	$3,448	$159,740	$171,688	$2,922,670	$3,094,358

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings:

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

The following table presents the risk categories of loans by class at June 30, 2011 and December 31, 2010:

	Commercial and Industrial	CRE Secured	Residential Construction and Land	Commercial Construction and Land	Consumer	Total
	(in thousands)
June 30, 2011
Pass	$1,307,537	$951,491	$61,130	$68,878	$254,403	$2,643,439
Special Mention	15,213	41,569	5,158	5,260	—	67,200
Substandard	19,327	16,987	3,530	22,534	—	62,378
Nonaccrual	66,186	46,605	9,929	6,188	14,150	143,058

Total Loans	$1,408,263	$1,056,652	$79,747	$102,860	$268,553	$2,916,075

December 31, 2010
Pass	$1,241,720	$988,072	$76,897	$72,070	$399,044	$2,777,803
Special Mention	18,461	40,235	2,948	20,107	—	81,751
Substandard	20,243	49,833	3,531	1,512	—	75,119
Nonaccrual	71,438	42,221	20,660	12,734	12,632	159,685

Total Loans	$1,351,862	$1,120,361	$104,036	$106,423	$411,676	$3,094,358

The following table sets forth information about our nonaccrual loans, performing restructured loans and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule.

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$—	$55
Nonaccrual loans	143,058	159,685

Total nonperforming loans	$143,058	$159,740

Performing restructured loans	$17,687	$29,786

Recorded balance of impaired loans:
With related allowance for loan loss	$105,700	$136,404
With no related allowance for loan loss	41,541	44,677

Total recorded balance of impaired loans	$147,241	$181,081

Allowance for loan losses related to impaired loans	$37,215	$59,857

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	QTD Average Balance	YTD Average Balance	Interest Income Recognized for the Three Months Ended June 30, 2011	Interest Income Recognized for the Six Months Ended June 30, 2011
	(in thousands)
June 30, 2011
With no related allowance recorded:
Commercial and industrial	$23,574	$10,788	$—	$10,680	$11,400	$29	$79
Commercial real estate secured	16,355	15,567	—	23,410	23,223	—	—
Residential construction and land	12,293	7,616	—	6,157	6,593	—	—
Commercial construction and land	11,344	4,959	—	5,525	3,684	—	—
Consumer	2,658	2,611	—	2,849	2,406	13	32

With an allowance recorded:
Commercial and industrial	60,651	59,352	27,720	59,098	61,386	7	49
Commercial real estate secured	39,075	37,765	7,846	44,582	43,382	84	196
Residential construction and land	6,309	5,843	1,154	9,137	11,666	18	36
Commercial construction and land	2,912	2,740	495	1,480	5,231	23	23
Consumer	—	—	—		—	—	—

Total impaired loans	$175,171	$147,241	$37,215	$162,918	$168,971	$174	$415

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$28,807	$12,841	$—		$10,128
Commercial real estate secured	37,914	22,848	—		10,026
Residential construction and land	36,913	7,466	—		16,371
Commercial construction and land	—	—	—		2,475
Consumer	1,522	1,522	—		1,304

With an allowance recorded:
Commercial and industrial	70,725	65,963	35,258		28,298
Commercial real estate secured	48,897	40,983	10,940		45,602
Residential construction and land	16,768	16,724	5,189		27,988
Commercial construction and land	13,950	12,734	8,470		9,178
Consumer	—	—	—		—

Total impaired loans	$255,496	$181,081	$59,857		$151,370

Credit risks tend to be geographically concentrated because the majority of the Company’s customer base lies within the Chicago area. Approximately 50% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago area as of June 30, 2011, compared to 52% as of December 31, 2010.

Activity in the allowance for loan losses for the periods ended June 30, 2011 and June 30, 2010 consisted of the following:

	For Quarter Ended		For Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Allowance for loan losses:
Allowance at beginning of period	$114,966	$100,151	$124,568	$106,185
Provision for loan losses	11,822	43,946	22,063	65,076
Loans charged-off	(19,350)	(44,445)	(42,641)	(73,094)
Recoveries of loans previously charged-off	1,606	848	5,054	2,333

Net charge-offs	(17,744)	(43,597)	(37,587)	(70,761)

Allowance at end of period	$109,044	$100,500	$109,044	$100,500

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$4,980	$124,568
Provision	2,906	13,596	448	1,879	3,234	22,063
Charge-offs	(11,109)	(16,687)	(5,725)	(6,469)	(2,651)	(42,641)
Recoveries	4,220	453	295	52	34	5,054

Ending balance as of June 30, 2011	$57,516	$28,783	$10,264	$6,884	$5,597	$109,044

Ending balance individually evaluated for impairment	$27,720	$7,846	$1,154	$495	$—	$37,215
Ending balance collectively evaluated for impairment	29,796	20,937	9,110	6,389	5,597	71,829
LOANS:
Ending balance individually evaluated for impairment	$70,140	$53,332	$13,459	$7,699	$2,611	$147,241
Ending balance collectively evaluated for impairment	1,338,123	1,003,320	66,288	95,161	265,942	2,768,834

Ending balance	$1,408,263	$1,056,652	$79,747	$102,860	$268,553	$2,916,075

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
NOW accounts	$231,953	$248,662
Savings account	38,306	37,992
Money market deposits	628,857	589,197
Time deposits:
Certificates of deposit	654,240	715,030
CDARS time deposits	141,400	99,313
Out-of-local-market certificates of deposit	101,132	182,879
Brokered certificates of deposit	413,592	449,836
Public time deposits	61,754	70,697

Total time deposits	1,372,118	1,517,755

Total	$2,271,234	$2,393,606

At June 30, 2011, time deposits in the amount of $100,000 or more totaled $572.5 million compared to $645.4 million at December 31, 2010.

Brokered CDs are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and of the related broker placement fees of $1.6 million at June 30, 2011 and $1.6 million at December 31, 2010. Broker placement fees are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of June 30, 2011, the Company did not have any brokered CDs that could be called before maturity. During the second quarter and first six months of 2011 and the second quarter and first six months of 2010, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.

5. Other Borrowings:

Other borrowings at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011		December 31, 2010
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$17,296	0.10%	$39,249	0.14%
Term	155,000	3.42	336,336	1.80
Federal funds purchased	96,217	0.43	132,561	0.51
U.S. Treasury tax and loan note option	1,863	—	2,862	—

Total	$270,376	2.12%	$511,008	1.33%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

As of June 30, 2011 and December 31, 2010, the term repurchase agreements consisted of the following:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 0.39%, matured January 3, 2011, non-callable	$—	$52,471
Repurchase agreement – rate 0.41%, matured January 3, 2011, non-callable	—	48,575
Repurchase agreement – rate 0.35%, matured January 5, 2011, non-callable	—	50,290
Repurchase agreement – rate 0.60%, matured June 1, 2011, non-callable	—	30,000
Structured repurchase agreement – rate 1.29%, due January 26, 2012, non-callable	10,000	10,000
Structured repurchase agreement – rate 1.24%, due March 2, 2012, non-callable	25,000	25,000
Structured repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	20,000	20,000
Structured repurchase agreement – rate 4.41%, due August 31, 2012, callable after August 31, 2009	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009	40,000	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009	20,000	20,000

Total term repurchase agreements	$155,000	$336,336

6. Notes Payable and Other Advances:

Other advances at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Cole Taylor Bank:
FHLBC overnight advance, 0.13% due July 1, 2011	$275,000	$375,000
FHLBC advance – 4.83%, matured February 1, 2011	—	25,000
FHLBC advance – 2.29%, matured April 7, 2011, callable after April 7, 2009	—	25,000
FHLBC advance – 0.91%, matured June 1, 2011, non-callable	—	10,000
FHLBC advance – 0.15%, due July 1, 2011, non-callable	95,000	—
FHLBC advance – 0.18%, due July 5, 2011, non-callable	50,000	—
FHLBC advance – 2.84%, due July 14, 2011, callable after July 14, 2009	17,500	17,500
FHLBC advance – 0.15%, due July 20, 2011, non-callable	50,000	—
FHLBC advance – 0.08%, due July 22, 2011, non-callable	150,000	—
FHLBC advance – 0.13%, due August 5, 2011, non-callable	50,000	—
FHLBC advance – 1.39%, due January 11, 2012, non-callable	10,000	10,000
FHLBC advance – 2.57%, due April 8, 2013, callable after April 7, 2010	25,000	25,000
FHLBC advance – 3.26%, due July 15, 2013, callable after July 14, 2010	17,500	17,500

Total other advances	$740,000	$505,000

There were no notes payable outstanding at June 30, 2011 or December 31, 2010.

At June 30, 2011, the FHLBC advances were collateralized by $843.2 million of investment securities and blanket liens on $128.2 million of qualified first-mortgage residential loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at June 30, 2011, the Bank had additional borrowing capacity at the FHLBC of $177.9 million. In comparison, at December 31, 2010, the FHLBC advances were collateralized by $521.6 million of investment securities and a blanket lien on $175.5 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $113.1 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2011, the Bank pledged $673.4 million of commercial loans as collateral for an available $553.5 million borrowing capacity at the FRB. At December 31, 2010, the Bank had pledged $813.1 million of commercial loans as collateral for an available $504.9 million borrowing capacity.

7. Stockholders’ Equity:

In connection with a private placement in March 2011, the Company issued 1,000,000 shares of 8% Non-Cumulative, Non-Voting, Contingent Convertible Preferred Stock, Series F (“Series F Preferred”) with a purchase price and liquidation preference of $25.00 per share.

After stockholder approval was obtained at a special meeting of the Company’s stockholders held on March 29, 2011, the Series F Preferred converted into 2,280,000 shares of the Company’s common stock and into 220,000 shares of the Company’s Non-Voting, Convertible Preferred Stock, Series G (“Series G Preferred”) at a conversion price of $10.00 per share. The Series G Preferred participates in any dividends paid to holders of the Company’s common stock. Each share of Series G Preferred will be automatically converted into one share of common stock immediately on any Widely Dispersed Offering or Conversion Event, as those terms are defined in the Certificate of Designation establishing the Series G Preferred. The holders of Series G Preferred are entitled to notice of all stockholder meetings at which all holders of common stock shall be entitled to vote, but the Series G Preferred holders shall not be entitled to vote on any matter presented to the stockholders of the Company.

8. Other Comprehensive Income (“OCI”):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Quarter Ended June 30, 2011			For the Quarter Ended June 30, 2010
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$22,014	$(6,122)	$15,892	$27,847	$(1,476)	$26,371
Less: reclassification adjustment for gains included in net loss	—	—	—	(142)	57	(85)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	22,014	(6,122)	15,892	27,705	(1,419)	26,286
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	31	(15)	16	(532)	211	(321)
Change in net unrealized loss from cash flow hedging instruments	(146)	43	(103)	(1,010)	400	(610)
Change in net deferred gain from termination of cash flow hedging instruments	(630)	249	(381)	(195)	79	(116)

Other comprehensive income (loss)	$21,269	$(5,845)	$15,424	$25,968	$(729)	$25,239

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$16,798	$(4,010)	$12,788	$39,896	$(4,006)	$35,890
Less: reclassification adjustment for gains included in net loss	—	—	—	(1,575)	624	(951)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	16,798	(4,010)	12,788	38,321	(3,382)	34,939
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	93	(34)	59	(532)	211	(321)
Change in net unrealized loss from cash flow hedging instruments	126	(13)	113	(1,010)	400	(610)
Change in net deferred gain from termination of cash flow hedging instruments	(1,260)	499	(761)	(1,896)	754	(1,142)

Other comprehensive income (loss)	$15,757	$(3,558)	$12,199	$34,883	$(2,017)	$32,866

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with ASC Topic 740 (Income Taxes).

9. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Due to the net loss for both the quarter and six month period ended June 30, 2011, all common stock equivalents were considered antidilutive and were not included in the computation of diluted earnings per share. At June 30, 2011, the common stock equivalents consisted of 855,381 options outstanding to purchase shares of common stock, 3,800,147 warrants to purchase shares of common stock, convertible Series C preferred stock which could be converted into 2,598,697 shares of common, convertible Series D preferred stock which could be converted into 405,330 shares of common stock, convertible Series E preferred stock which could be converted into 455,049 shares of common and convertible Series G preferred stock which could be converted into 220,000 shares of common stock. For both the quarter and six months ended June 30, 2010, 634,625 options outstanding to purchase shares of common stock and 2,862,647 warrants to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Net loss	$(1,393)	$(30,883)	$(1,005)	$(41,630)
Preferred dividends and discounts	(2,470)	(1,693)	(4,934)	(4,580)
Implied non-cash preferred dividend	—	(15,756)	—	(15,756)

Net loss available to common stockholders	$(3,863)	$(48,332)	$(5,939)	$(61,966)

Basic weighted-average common shares outstanding	19,811,006	14,408,469	18,632,360	12,472,822
Dilutive effect of common stock equivalents	—	—	—	—

Diluted weighted-average common shares outstanding	19,811,006	14,408,469	18,632,360	12,472,822

Basic loss per common share	$(0.19)	$(3.35)	$(0.32)	$(4.97)
Diluted loss per common share	(0.19)	(3.35)	(0.32)	(4.97)

10. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. There were no stock options granted in the second quarter or first six months of 2011. Stock options previously granted vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the six month period ended June 30, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	910,103	$16.82
Granted	—	—
Exercised	—	—
Forfeited	(22,324)	8.35
Expired	(32,398)	25.27

Outstanding at June 30, 2011	855,381	16.72

Exercisable at June 30, 2011	574,802	21.06

As of June 30, 2011, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $875,000 and the weighted-average period over which these costs are expected to be recognized is approximately 2.4 years.

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

The following table provides information regarding nonvested restricted stock activity for the six month period ended June 30, 2011:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	538,461	$14.13
Granted	28,452	10.65
Vested	(166,793)	16.78
Forfeited	(4,751)	16.40

Nonvested at June 30, 2011	395,369	12.73

As of June 30, 2011, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.5 million and the weighted-average period over which these costs are expected to be recognized is approximately 2.0 years.

11. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, and cash flows related to FHLB advances and repurchase agreements. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are also considered derivatives. The following tables describe the derivative instruments outstanding at the dates indicated:

	June 30, 2011
Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.23472%	3.9 yrs	Other assets/ Noninterest income	$3,053
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.1 yrs	Other assets/OCI	465

Total hedging derivative instruments	406,920

Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	254,017	Pay 3.48% Receive 0.348%	2.5 yrs	Other liabilities/ Noninterest income	(11,647)
Customer interest rate swap—receive fixed/pay variable	254,017	Receive 3.48% Pay 0.348%	2.5 yrs	Other assets/ Noninterest income	11,427
Interest rate lock commitments	186,972	NA	0.1 yrs	Other assets/ Noninterest income	691
Forward loan sale commitments	186,298	NA	0.2 yrs	Other assets/ Noninterest income	(52)

Total non-hedging derivative instruments	881,304

Total derivative instruments	$1,288,224

	December 31, 2010
Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$57,862	Receive 2.74% Pay 0.371%	4.5 yrs	Other assets/ Noninterest income	$1,714
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.6 yrs	Other assets/OCI	1,127

Total hedging derivative instruments	357,862

Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	232,342	Pay 3.67% Receive 0.447%	Wtd. avg. 2.6 yrs	Other liabilities/ Noninterest income	(11,630)
Customer interest rate swap—receive fixed/pay variable	232,342	Receive 3.67% Pay 0.447%	Wtd. avg. 2.6 yrs	Other assets/ Noninterest income	11,404
Interest rate lock commitments	129,015	NA	0.1 yrs	Other assets/ Noninterest income	438
Forward loan sale commitments	168,758	NA	0.1 yrs	Other assets/ Noninterest income	3,611

Total non-hedging derivative instruments	762,457

Total derivative instruments	$1,120,319

At June 30, 2011, the Company has $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on these interest rate swaps was $9,000 for the second quarter of 2011 and $23,000 for the six months ended June 30, 2011, and was recorded in noninterest income.

At June 30, 2011, the Company also has $300.0 million of notional amount interest rate corridors which are designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. There was no ineffectiveness on the interest rate corridors either in the second quarter or in the six months ended June 30, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At June 30, 2011, $508.0 million of derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of June 30, 2011, we had notional amounts of $254.0 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $254.0 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

As a normal part of Cole Taylor Mortgage’s business, the Company enters into interest rate lock commitments for originated residential mortgage loans and forward loan sale commitments to sell originated residential mortgage loans. At June 30, 2011 we had notional amounts of $187.0 million of interest rate lock commitments and $186.3 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

12. Fair Value:

On January 1, 2008, the Company adopted FASB ASC Topic 820 – Fair Value Measurements and Disclosures. On January 1, 2010, the Company elected to account for held for sale residential mortgage loans originated by its residential mortgage loan operations at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. When the Company began to retain mortgage servicing rights in 2011, an election was made to account for these rights under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.

Fair Value Measurement

In accordance with FASB ASC Topic 820, the Company groups financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company used the following methods and significant assumptions to estimate fair values:

Available-for-sale investment securities:

For these securities the Company obtains fair value measurements from an independent pricing service. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy.

Loans held for sale:

At June 30, 2011, loans held for sale included $86.1 million of residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option. For all residential mortgage loans held for sale, the fair value is based on quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy.

Loans:

The Company does not record loans at their fair value on a recurring basis, except for some mortgage loans originated by Cole Taylor Mortgage. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At June 30, 2011, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based on management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

Assets held in employee deferred compensation plans:

Assets held in employee deferred compensation plans are recorded at fair value and included in other assets on the Company’s Consolidated Balance Sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1, as the fair value measurement is based on available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on its Consolidated Balance Sheets for the amount due to employees related to these plans.

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

Mortgage derivatives:

Mortgage derivatives include interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments, which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Mortgage servicing rights:

The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights included prepayment speeds, maturities and discount rates. The mortgage servicing asset fair value is validated on a quarterly basis with a third party. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy. The Company uses fair value measurement accounting for its servicing right assets.

Other real estate owned and repossessed assets:

The Company does not record other real estate owned (“OREO”) and repossessed assets at fair value on a recurring basis. At foreclosure or on obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated cost to sell. Generally, the fair value of OREO is determined through the use of a current appraisal and the fair value of other repossessed assets is based on the estimated net proceeds from the sale or disposition of the underlying collateral. Only assets that are recorded at fair value, less estimated cost to sell, are classified under the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based on management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,236,694	$—	$1,236,694	$—
Loans	2,665	—	2,665	—
Loans held for sale, at fair value	86,109	—	86,109	—
Assets held in employee deferred compensation plans	2,839	2,839	—	—
Derivative instruments	14,945	—	14,945	—
Mortgage derivative instruments	691	—	—	691
Mortgage servicing rights	360	—	—	360

Liabilities:
Derivative instruments	11,647	—	11,647	—
Mortgage derivative instruments	52	—	52	—

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,153,487	$—	$1,153,487	$—
Loans held for sale, at fair value	259,020	—	259,020	—
Assets held in employee deferred compensation plans	2,575	2,575	—	—
Derivative instruments	14,245	—	14,245	—
Mortgage derivative instruments	4,049	—	3,611	438

Liabilities:
Derivative instruments	11,630	—	11,630	—

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarter and six months ended June 30, 2011 and 2010 (including the change in fair value) for mortgage derivative instruments measured on a recurring basis and classified by the Company in Level 3 of the valuation hierarchy.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning Balance	$931	$—	$438	$—
Realized/unrealized gains/(losses) included in net income (loss)	—	—	—	—
Purchases, issuances and settlements, net	(240)	1,271	253	1,271
Transfers in and/or out of Level 3	—	—	—	—

Fair value at period end	$691	$1,271	$691	$1,271

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarter and six months ended June 30, 2011 and 2010 (including the change in fair value) for mortgage servicing rights measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning Balance	$140	$—	$—	$—
Originations	192	—	332	—
Change in assumptions	26	—	26	—
Other changes	2	—	2	—

Fair value at period end	$360	$—	$360	$—

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

	As of June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$93,699	$—	$93,699	$—
Loans	81,881	—	44,513	37,368
OREO and repossessed assets	24,275	—	4,521	19,754

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$101,751	$—	$101,751	$—
Loans	76,546	—	51,100	25,446
OREO and repossessed assets	25,590	—	4,521	21,069

At June 30, 2011, the Company had $37.4 million of impaired loans and $19.8 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 carrying value of impaired loans during the six months ended June 30, 2011, represents sales, payments or net charge-offs of $100,000, three additional impaired loans with a fair value of $12.0 million and the related charge to earnings of $1.9 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the six months ended June 30, 2011 included $4.3 million of additions, $5.6 million of sales/settlements and writedowns.

Fair Value of Financial Instruments

The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company can use significant estimations and present value calculations for the purposes of calculating fair value. Accordingly, fair value is based on various factors relative to current economic conditions, risk characteristics and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair value cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

The methods and assumptions used to determine fair value for each significant class of financial instrument are presented below.

Cash and cash equivalents:

The carrying amount of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximates fair value since their maturities are short-term.

Investment securities:

The Company obtains fair value measurements from an independent pricing service. These fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and a bond’s terms and conditions, among other things.

Loans held for sale:

For the residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets. For commercial loans held for sale, the fair value has been determined based upon the estimated net contracted sales prices, less estimated cost to sell.

Loans:

The fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by FASB ASC Topic 820 – Fair Value Measurements and Disclosures. Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell.

Investment in FHLB and FRB stock:

The fair value of these investments in FHLB and FRB stock equals its book value as these stocks can only be sold to the FHLB, FRB or other member banks at their par value per share.

Accrued interest receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivative financial instruments:

The carrying amount and fair value of derivative financial instruments, such as interest rate swap, floors, collars, and corridors are based on independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The Company also has derivative financial instruments associated with Cole Taylor Mortgage including forward loan sale and interest rate lock commitments. The fair value of the forward loan sale commitments is based on quoted market prices for similar assets in active markets. The fair value of interest rate lock commitments is determined based on an internal valuation model using management assumptions and rate and pricing information from each loan commitment transaction. On the Company’s Consolidated Balance Sheets, financial instruments that have a positive fair value are included in other assets and those instruments that have a negative fair value are included in accrued interest, taxes and other liabilities.

Other assets:

Financial instruments in other assets consist of assets in the Company’s nonqualified deferred compensation plan. The carrying value of these assets approximates their fair value and is based on quoted market prices.

Deposit liabilities:

Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments; unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value would be utilized as an estimate of fair value. Fair value of deposits without stated maturities equals the respective amounts due on demand.

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

Subordinated notes:

The subordinated notes issued by the Bank in 2008 and by the Company in 2010 have been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.

Off-balance sheet financial instruments:

The fair value of commercial loan commitments to extend credit is not material as these commitments are predominantly floating rate, subject to material adverse change clauses, cancelable and not readily marketable. The carrying value and the fair value of standby letters of credit represent the unamortized portion of the fee paid by the customer. A reserve for unfunded commitments is established if it is probable that a liability has been incurred by the Company under a standby letter of credit or a loan commitment that has not yet been funded.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$83,661	$83,661	$81,329	$81,329
Available-for-sale investments	1,236,694	1,236,694	1,153,487	1,153,487
Held-to-maturity investments	92,163	93,699	100,990	101,751
Loans held for sale	86,109	86,109	259,020	259,020
Loans, net of allowance	2,720,922	2,713,258	2,710,770	2,704,051
Investment in FHLB and FRB stock	48,619	48,619	40,032	40,032
Accrued interest receivable	14,912	14,912	15,707	15,707
Derivative financial instruments	15,636	15,636	18,294	18,294
Other assets	2,839	2,839	2,575	2,575

Total financial assets	$4,301,555	$4,295,427	$4,382,204	$4,376,246

Financial Liabilities:
Deposits without stated maturities	$1,534,659	$1,534,659	$1,509,151	$1,509,151
Deposits with stated maturities	1,372,118	1,385,539	1,517,755	1,540,863
Other borrowings	270,376	276,507	511,008	520,202
Notes payable and other advances	740,000	741,959	505,000	507,607
Accrued interest payable	6,856	6,856	8,318	8,318
Derivative financial instruments	11,699	11,699	11,630	11,630
Junior subordinated debentures	86,607	56,101	86,607	62,254
Subordinated notes, net	89,230	84,302	88,835	82,649

Total financial liabilities	$4,111,545	$4,097,622	$4,238,304	$4,242,674

Off-Balance Sheet Financial Instruments:
Unfunded commitments to extend credit	$5,987	$5,987	$5,417	$5,417
Standby letters of credit	274	274	348	348

Total off-balance sheet financial instruments	$6,261	$6,261	$5,765	$5,765

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

13. Subsequent Events:

Events subsequent to the balance sheet date of June 30, 2011 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheets, including the estimates inherent in the process of preparing the financial statements. The Company has no additional evidence about conditions that existed at the date of the Consolidated Balance Sheets or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

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

Recent Legislation Impacting the Financial Services Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly impacted existing bank regulation and affects the lending, deposit, investment, trading and operating activities of financial institutions and holding companies, as well as securities reporting. We expect this to continue as this new law will require adoption of numerous additional new rules and regulations by various federal agencies and will require extensive additional reporting. The federal agencies responsible for rule making are given significant discretion in drafting implementation rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for several months.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based on historical experience or other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and, therefore, have a greater possibility of producing results that could be materially different than originally reported. We consider the following policies to be critical accounting policies: the allowance for loan losses; the realizability of deferred tax assets; derivatives used in hedging and the valuation of financial instruments such as investment securities.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, including a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level considered adequate to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific situations and borrowers, including their financial position, workout plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. We also consider many qualitative factors including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding our borrowers’ probability of default and the fair value of the underlying collateral. The current illiquidity in the Chicago real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

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

Income Taxes

We maintain net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially all of our deferred tax assets because at this time we believe it is more likely than not that all of these deferred tax assets will not be realized. This determination was largely based on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

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

The estimates of fair values of certain of our derivative instruments, such as interest rate exchange and corridor agreements, as well as interest rate locks and forward loan commitments, are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including a discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our statement of operations.

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

•	lending concentration risks, including the risks associated with the high volume of loans secured by commercial real estate in our portfolio;

•	possible volatility in loan charge-offs and recoveries between periods;

•	the continued decline in residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago area;

•	the risks associated with the planned growth of our mortgage unit, including the expansion into new geographic markets and regulatory changes;

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

RESULTS OF OPERATIONS

Overview

We reported a net loss applicable to common stockholders of $3.9 million, or $0.19 per diluted common share outstanding for the second quarter of 2011, compared to a net loss applicable to common stockholders of $48.3 million, or $3.35 per diluted common share outstanding, in the second quarter of 2010. For the six months ended June 30, 2011, the net loss applicable to common stockholders of $5.9 million, or $0.32 per diluted common share outstanding, was lower when compared to a net loss applicable to common stockholders of $62.0 million, or $4.97 per diluted common share outstanding, during the six months ended June 30, 2010. This lower loss applicable to common stockholders was primarily the result of a decrease in credit costs, which includes the provision for loan losses and nonperforming asset expense. In addition, a one-time, non-cash charge of $15.8 million was recognized in the second quarter of 2010, which represented the value of the incremental 1.2 million shares of common stock issued in the aggregate to the holders of our Series A Preferred who exchanged their shares of Series A Preferred for shares of common stock in our May 2010 exchange offer.

Highlights

•

Nonperforming assets were $170.9 million, or 3.89%, of total assets on June 30, 2011, compared to $182.5 million, or 3.98%, of total assets on June 30, 2010. Our provision for loan losses was $11.8 million for the second quarter of 2011 and $22.1 million during the six months ended June 30, 2011. In comparison, the provision for loan losses was $43.9 million for the second quarter of 2010 and $65.1 million during the six months ended June 30, 2010.

•

Pre-tax, pre-provision earnings from core operations decreased 23.7% to $13.2 million for the quarter ended June 30, 2011, as compared to $17.3 million for the quarter ended June 30, 2010. During the six months ended June 30, 2011, pre-tax, pre-provision earnings from core operations decreased by 14.3% to $27.0 million from $31.5 million as compared to the six months ended June 30, 2010.

•

In the second quarter of 2011, total revenue (net interest income plus noninterest income less gains/losses on investment securities) was $39.0 million, down from $40.7 million for the second quarter of 2010. For the six months ended June 30, 2011, total revenue was $78.1 million, a slight increase from $77.1 million for the same period in 2010.

•

Noninterest income (including gains on sales of investment securities and impairment losses on investment securities) slightly increased to $6.4 million for the second quarter 2011 from $6.2 million in the second quarter of 2010. For the six months ended June 30, 2011, noninterest income was $13.3 million, an increase of $2.8 million as compared to $10.5 million of noninterest income during the six months ended June 30, 2010.

•

Noninterest expense increased $300,000 to $27.8 million in the second quarter of 2011, as compared to $27.5 million during the second quarter of 2010. For the six months ended June 30, 2011, noninterest expense was $56.4 million, an increase of $1.8 million as compared to $54.6 million of noninterest expense during the six months ended June 30, 2010.

•

Our net interest margin was 3.09% for the second quarter of 2011, compared to 3.17% for the second quarter of 2010, a decrease of 8 basis points. Our net interest margin was 3.08% during the six months ended June 30, 2011 as compared to 3.16% during the six months ended June 30, 2010.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision earnings from core operations and of revenue. In the pre-tax, pre-provision earnings from core operations non-GAAP financial measure, the provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities, are excluded from the determination of operating results. The non-GAAP measure of revenue is calculated as the sum of net interest income and noninterest income less gains and losses on investment securities. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period.

The following table reconciles the loss before income taxes to pre-tax, pre-provision earnings from core operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Income (loss) before income taxes	$(1,038)	$(30,577)	$(756)	$(41,018)
Add back (subtract):
Provision for loan losses	11,822	43,946	22,063	65,076
Nonperforming asset expense	2,013	4,055	5,290	8,993
Gains on sales of investment securities	—	(142)	—	(1,575)
Impairment of investment securities	381	—	381	—

Pre-tax, pre-provision earnings from core operations	$13,178	$17,282	$26,978	$31,476

The following details the components of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Net interest income	$32,243	$34,678	$64,430	$68,145
Noninterest income	6,387	6,158	13,272	10,532
Add back (subtract):
Gains on sales of investment securities	—	(142)	—	(1,575)
Impairment of investment securities	381	—	381	—

Revenues	$39,011	$40,694	$78,083	$77,102

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

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Net interest income was $32.2 million for the second quarter of 2011, a decrease of $2.5 million, or 7.2%, from $34.7 million of net interest income in the second quarter of 2010.

Our net interest margin was 3.09% for the second quarter of 2011, compared to 3.17% for the second quarter of 2010, a decrease of 8 basis points. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Net interest margin decreased due to lower average balances in our commercial and commercial real estate loan portfolios as well as lower yields. Funding costs were lower due to a sizable decrease in time deposits and lower short-term funding needs.

The yield earned on loans declined to 4.81% in the second quarter of 2011 from 5.06% in the second quarter of 2010. In addition, the yield on the investment securities portfolio decreased to 3.74% in the second quarter of 2011 from 4.49% in the second quarter of 2010.

The yield on total interest bearing liabilities declined from 2.07% in the second quarter of 2010 to 1.70% in the second quarter of 2011.

Average interest-earning assets during the second quarter of 2011 were $4.25 billion as compared to $4.47 billion during the second quarter of 2010, a decrease of $221.1 million, or 4.9%. Average investment balances decreased $56.4 million, or 3.9%, between those two periods and average loan balances decreased $165.5 million, or 5.5%.

Total average interest-bearing deposits balances decreased to $2.39 billion in the second quarter of 2011, compared to $2.47 billion in the second quarter of 2010, a decrease of $76.7 million. A decrease in time deposits was partially offset by an increase in interest bearing demand deposits.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net interest income was $64.4 million for the six months ended June 30, 2011, compared to $68.1 million for the six months ended June 30, 2010, a decrease of $3.7 million, or 5.4%.

Our net interest margin was 3.08% during the six months ended June 30, 2011 as compared to 3.16% during the six months ended June 30, 2010. Net interest margin decreased due to lower average loan balances and lower yields on loans and investment securities, partially offset by a reduction in funding costs.

Average interest-earning assets during the first six months of 2011 were $4.27 billion as compared to $4.42 billion during the first six months of 2010, a decrease of $152.9 million, or 3.5%. Average investment balances decreased $26.3 million, or 1.9%, between those two periods and average loan balances decreased $127.4 million, or 4.2%.

Total average interest-bearing deposits balances increased to $2.43 billion for the six months ended June 30, 2011, compared to $2.39 billion in the six month ended June 30, 2010, an increase of $35.2 million. A decrease in time deposits was more than offset by an increase in interest bearing demand deposits.

See the section of this discussion and analysis captioned “Quantitative and Qualitative Disclosure About Market Risks” for further discussion of the impact of changes in interest rates on our results of operations.

Rate vs. Volume Analysis of Net Interest Income

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35.0%.

	Quarter Ended June 30, 2011 Versus Quarter Ended June 30, 2010 Increase/(Decrease)			Six Months Ended June 30, 2011 Versus Six Months Ended June 30, 2010 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(814)	$(2,396)	$(3,210)	$(990)	$(4,912)	$(5,902)
Cash equivalents	2	—	2	4	—	4
Loans	(2,032)	(1,861)	(3,893)	(3,164)	(3,577)	(6,741)

Total interest-earning assets	(2,844)	(4,257)	(7,101)	(4,150)	(8,489)	(12,639)

INTEREST PAID ON:
Interest-bearing deposits	(582)	(3,384)	(3,966)	(213)	(7,571)	(7,784)
Total borrowings	(344)	(115)	(459)	169	(822)	(653)

Total interest-bearing liabilities	(926)	(3,499)	(4,425)	(44)	(8,393)	(8,437)

Net interest income, tax-equivalent	$(1,918)	$(758)	$(2,676)	$(4,106)	$(96)	$(4,202)

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net interest income as stated	$32,243	$34,678	$64,430	$68,145
Tax-equivalent adjustment-investments	389	653	806	1,314
Tax-equivalent adjustment-loans	48	25	71	50

Tax-equivalent net interest income	$32,680	$35,356	$65,307	$69,509

Yield on earning assets without tax adjustment	4.42%	4.82%	4.45%	4.85%
Yield on earning assets - tax-equivalent	4.46%	4.88%	4.49%	4.91%

Net interest margin without tax adjustment	3.04%	3.11%	3.04%	3.10%
Net interest margin - tax-equivalent	3.09%	3.17%	3.08%	3.16%

Net interest spread without tax adjustment	2.72%	2.74%	2.71%	2.71%
Net interest spread - tax-equivalent	2.76%	2.81%	2.75%	2.77%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended June 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,302,023	$11,753	3.61%	$1,312,750	$14,209	4.33%
Tax-exempt (tax-equivalent) (2)	72,869	1,111	6.10	118,541	1,865	6.29

Total investment securities	1,374,892	12,864	3.74	1,431,291	16,074	4.49

Cash Equivalents	1,457	3	0.81	656	1	0.60

Loans (2) (3):
Commercial and commercial real estate	2,653,782	31,980	4.77	2,822,806	35,609	4.99
Residential real estate mortgages	139,824	1,475	4.22	114,189	1,249	4.38
Home equity and consumer	75,563	799	4.24	97,635	1,043	4.28
Fees on loans		138			384

Net loans (tax-equivalent) (2)	2,869,169	34,392	4.81	3,034,630	38,285	5.06

Total interest-earning assets (2)	4,245,518	47,259	4.46	4,466,577	54,360	4.88

NON-EARNING ASSETS:
Allowance for loan losses	(120,647)			(108,697)
Cash and due from banks	84,891			74,707
Accrued interest and other assets	121,404			140,443

TOTAL ASSETS	$4,331,166			$4,573,030

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$862,767	1,745	0.81	$809,481	2,244	1.11
Savings deposits	38,440	7	0.07	40,760	7	0.07
Time deposits	1,492,440	6,276	1.69	1,620,115	9,743	2.41

Total interest-bearing deposits	2,393,647	8,028	1.35	2,470,356	11,994	1.95

Other borrowings	334,781	1,507	1.78	589,684	2,469	1.66
Notes payable and other advances	533,098	1,100	0.82	462,439	1,174	1.00
Junior subordinated debentures	86,607	1,446	6.68	86,607	1,446	6.68
Subordinated notes	89,137	2,498	11.21	66,860	1,921	11.49

Total interest-bearing liabilities	3,437,270	14,579	1.70	3,675,946	19,004	2.07

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	604,018			584,246
Accrued interest, taxes, and other liabilities	53,698			43,482

Total noninterest-bearing liabilities	657,716			627,728

STOCKHOLDERS’ EQUITY	236,180			269,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,331,166			$4,573,030

Net interest income (tax-equivalent) (2)		$32,680			$35,356

Net interest spread (tax-equivalent) (2) (4)			2.76%			2.81%

Net interest margin (tax-equivalent) (2) (5)			3.09%			3.17%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,291,073	$23,205	3.60%	$1,272,461	$27,655	4.35%
Tax-exempt (tax-equivalent) (2)	74,339	2,303	6.20	119,260	3,755	6.30

Total investment securities	1,365,412	25,508	3.74	1,391,721	31,410	4.51

Cash Equivalents	1,284	6	0.93	476	2	0.84

Loans (2) (3):
Commercial and commercial real estate	2,655,335	64,261	4.81	2,812,026	71,268	5.04
Residential real estate mortgages	168,500	3,581	4.25	118,379	2,632	4.45
Home equity and consumer	77,540	1,661	4.32	98,359	2,079	4.26
Fees on loans		277			542

Net loans (tax-equivalent) (2)	2,901,375	69,780	4.85	3,028,764	76,521	5.09

Total interest-earning assets (2)	4,268,071	95,294	4.49	4,420,961	107,933	4.91

NON-EARNING ASSETS:
Allowance for loan losses	(126,563)			(110,015)
Cash and due from banks	102,898			74,435
Accrued interest and other assets	115,807			141,139

TOTAL ASSETS	$4,360,213			$4,526,520

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$855,547	3,524	0.83	$759,128	4,289	1.14
Savings deposits	38,268	15	0.08	40,904	15	0.07
Time deposits	1,533,291	13,113	1.72	1,591,906	20,132	2.55

Total interest-bearing deposits	2,427,106	16,652	1.38	2,391,938	24,436	2.06

Other borrowings	414,580	3,316	1.59	535,659	4,754	1.77
Notes payable and other advances	460,215	2,143	0.93	541,867	2,798	1.03
Junior subordinated debentures	86,607	2,889	6.67	86,607	2,884	6.66
Subordinated notes	89,040	4,987	11.20	61,335	3,552	11.58

Total interest-bearing liabilities	3,477,548	29,987	1.74	3,617,406	38,424	2.14

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	608,003			595,363
Accrued interest, taxes, and other liabilities	53,252			46,766

Total noninterest-bearing liabilities	661,255			642,129

STOCKHOLDERS’ EQUITY	221,410			266,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,360,213			$4,526,520

Net interest income (tax-equivalent) (2)		$65,307			$69,509

Net interest spread (tax-equivalent) (2) (4)			2.75%			2.77%

Net interest margin (tax-equivalent) (2) (5)			3.08%			3.16%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Service charges	$2,696	$2,781	$5,586	$5,638
Mortgage origination revenue	2,243	1,892	3,760	2,195
Gains (losses) relating to bulk purchased mortgage loans	41	(5)	69	(2,027)
Gains on sales of investment securities	—	142	—	1,575
Other derivative income (loss)	194	(42)	947	167
Letter of credit and other loan fees	902	979	2,053	1,987
Other noninterest income	311	411	857	997

Total noninterest income	$6,387	$6,158	$13,272	$10,532

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Total noninterest income was $6.4 million during the second quarter of 2011, compared to $6.2 million in the second quarter of 2010, an increase of $229,000. Mortgage origination revenue generated from Cole Taylor Mortgage totaled $2.2 million in the second quarter of 2011, an increase of $351,000 from the second quarter of 2010. Other derivative income increased $236,000 from the second quarter of 2010 to the second quarter of 2011 due to an increase in the number and the size of fees collected on customer swaps. Other noninterest income in the second quarter of 2011 includes a $381,000 impairment charge on an investment security. The second quarter of 2010 includes $142,000 in gains on sales of investment securities.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Total noninterest income was $13.3 million during the six months ended June 30, 2011, compared to $10.5 million in the six months ended June 30, 2010, an increase of $2.8 million or 26.7%. Noninterest income increased largely due to an increase in mortgage origination revenue of $1.6 million generated from Cole Taylor Mortgage, which began operations in the first quarter of 2010. Other derivative income increased $780,000 as a result of an increase in the number and the size of fees collected on customer swaps. Other noninterest income in the six month ended June 30, 2011 includes a $381,000 impairment charge on an investment security. Noninterest income for the six months ended June 30, 2010 included a gain on the sale of investment securities of $1.6 million and losses relating to bulk purchased mortgage loans of $2.0 million.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$13,366	$10,799	$26,567	$21,432
Sign-on bonuses and severance	25	41	75	41
Incentives, commissions, and retirement benefits	1,792	1,406	3,230	2,386

Total salaries and employee benefits	15,183	12,246	29,872	23,859
Occupancy of premises, furniture and equipment	2,603	2,753	5,493	5,307
Nonperforming asset expense	2,013	4,055	5,290	8,993
FDIC assessment	1,499	1,970	3,447	4,183
Legal fees, net	1,026	1,427	1,820	2,246
Other noninterest expense	5,522	5,016	10,473	10,031

Total noninterest expense	$27,846	$27,467	$56,395	$54,619

Efficiency Ratio	71.38%	67.50%	72.22%	70.84%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Noninterest expense increased $379,000, or 1.1%, to $27.8 million in the second quarter of 2011, as compared to $27.5 million during the second quarter of 2010. The higher level of noninterest expense during the second quarter of 2011 is primarily the result of higher salaries and employee benefits and other noninterest expense, offset primarily by lower nonperforming asset expenses and lower FDIC assessments.

Total salaries and employee benefits expense during the second quarter of 2011 was $15.2 million, compared to $12.2 million during the second quarter of 2010, an increase of $3.0 million or 24.6%. This increase is primarily driven by higher base salaries resulting from an increased number of employees at Cole Taylor Mortgage. The number of full time equivalent employees was 608 at June 30, 2011, as compared to 498 at June 30, 2010, an increase of 110. This increase is primarily due to 90 new employees at Cole Taylor Mortgage.

Nonperforming asset expense totaled $2.0 million during the second quarter of 2011, compared to $4.1 million during the second quarter of 2010. This decrease was due to lower losses on the disposition of nonperforming assets and a lower amount of write-downs on OREO.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

For the six months ended June 30, 2011, noninterest expense was $56.4 million, an increase of $1.8 million as compared to $54.6 million of noninterest expense during the six months ended June 30, 2010. The higher level of noninterest expense in the six months ended June 30, 2011 is primarily attributable to higher salaries and benefits expense, partially offset by a decrease in nonperforming asset expense.

Total salaries and employee benefits expense totaled $29.9 million for the six months ended June 30, 2011, as compared to $23.9 million during the six months ended June 30, 2010, an increase of $6.0 million. The launch of Cole Taylor Mortgage and the related headcount additions resulted in the increased salaries and benefits expense.

For the six months ended June 30, 2011, nonperforming asset expense decreased to $5.3 million from $9.0 million for the same period a year ago. Nonperforming asset expense during the six months ended June 30, 2010 included a $3.2 million write-down associated with the transfer to the loan portfolio of certain nonperforming commercial loans held for sale. The transfer occurred at the lower of cost or fair value. A lower amount of write-downs on OREO and repossessed assets were required in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that the entity is operating more efficiently. Our efficiency ratio was 71.38% in the second quarter of 2011, compared to 67.50% during the second quarter of 2010. The increased in the efficiency ratio primarily is the result of lower net interest income in the second quarter of 2011, compared to the second quarter of 2010.

Our efficiency ratio was 72.22% for the first six months of 2011, compared to 70.84% for the first six months of 2010. The higher ratio in 2011 was the result of a decrease in net interest income combined with an increase in salaries and benefit expense.

Income Taxes

Income tax expense for the first six months of 2011 and 2010 includes the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. In addition, expense for the first six months of 2011 includes an income tax benefit due to a change in the State of Illinois tax rate as applied to our beginning of the year net recorded deferred tax asset after valuation allowance.

FINANCIAL CONDITION

Overview

Total assets decreased $88.7 million, or 2.0%, to $4.40 billion at June 30, 2011 from total assets of $4.48 billion at December 31, 2010, primarily as a result of a decrease in loans held for sale. Loans held for sale totaled $86.1 million at June 30, 2011, a decrease of $172.9 million from December 31, 2010. This decrease was partially offset by an increase of $83.2 million in available-for-sale investment securities. Total liabilities decreased $122.5 million to $4.15 billion at June 30, 2011 from $4.28 billion at December 31, 2010, resulting from lower other borrowings, partially offset by increases in FHLB advances. Total stockholders’ equity at June 30, 2011 was $242.6 million, compared to $208.8 million at December 31, 2010, reflecting the impact of completing a $25 million capital raise in the first six months of 2011 and a decline in accumulated other comprehensive loss as the net unrealized loss position of the investment securities portfolio declined.

Investment Securities

Investment securities totaled $1.33 billion at June 30, 2011, compared to $1.25 billion at December 31, 2010, an increase of $74.4 million, or 5.9%. During the six months ended June 30, 2011, we purchased approximately $112.4 million of investments securities, mostly mortgage-related securities. A total of $5.9 million of municipal obligation either matured or were called.

As of June 30, 2011, mortgage-related securities (at estimated fair value) comprised approximately 93% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.

At June 30, 2011, we had a net unrealized loss of $4.5 million in our available-for-sale investment portfolio, which was comprised of $14.6 million of gross unrealized gains and $19.1 million of gross unrealized losses. At December 31, 2010 the net unrealized loss was $21.3 million, which was comprised of $7.6 million of gross unrealized gains and $28.9 million of gross unrealized losses. The gross unrealized losses at June 30, 2011 related to 62 investment securities with a carrying value of $725.4 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the 62 securities with gross unrealized losses at June 30, 2011, only five securities have been in a loss position for 12 months or more and none had additional other-than-temporary impairment for the six months ended June 30, 2011.

One additional investment security was evaluated for other-than-temporary impairment at June 30, 2011. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan workout arrangement. Scheduled semi-annual payments have been received as agreed since 2008, up to the May 2011 interest payment, which was not received. Even though this obligation has not been in an unrealized loss position for over 12 months, this security was evaluated for other-than-temporary impairment because the Company believes that it will not recover the scheduled payments of principal and interest as specified in the bond agreement. A cashflow analysis was performed and an other-than-temporary impairment charge of $381,000 was recorded against earnings in the second quarter of 2011.

As a member of FHLB, we are required to hold FHLB stock based on the Bank’s asset size and the amount of borrowings from the FHLBC. At June 30, 2011, we held $37.0 million of FHLBC stock and maintained $740.0 million of FHLB advances. Currently, the FHLBC is under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans

Total loans held in our portfolio increased $10.2 million to $2.72 billion at June 30, 2011, from total loans held in our portfolio of $2.71 billion at December 31, 2010. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured and construction and land loans, decreased $35.2 million, or 1.3%. The decrease in commercial loans during the six months ended June 30, 2011 consisted of a $63.7 million, or 5.7%, decrease in commercial real estate secured loans and a $24.3 million decrease, or 23.3%, in residential real estate construction and land loans. These decreases were partly offset by a $56.4 million, or 4.2%, increase in C&I loans. Consumer-oriented loans increased by $29.8 million, or 19.5%, from December 31, 2010 to June 30, 2011.

The composition of our loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,408,263	50%	$1,351,862	47%
Commercial real estate secured	1,056,652	37	1,120,361	40
Residential construction and land	79,747	3	104,036	4
Commercial construction and land	102,860	4	106,423	4

Total commercial loans	2,647,522	94	2,682,682	95
Consumer-oriented loans	182,444	6	152,657	5

Gross loans	2,829,966	100%	2,835,339	100%
Less: Unearned discount	—		(1)

Total loans	2,829,966		2,835,338
Less: Allowance for loan losses	(109,044)		(124,568)

Portfolio loans, net	$2,720,922		$2,710,770

Loans Held for Sale	$86,109		$259,020

Total C&I loans accounted for 50% of the loan portfolio and totaled $1.41 billion at June 30, 2011, compared to 47% of the loan portfolio and totaled $1.35 billion at December 31, 2010. C&I loans include all loans for commercial purposes (other than real estate construction) that are either unsecured or secured by collateral other than commercial real estate. These loans are generally made to operating companies in a variety of businesses, excluding commercial real estate.

Our commercial real estate secured loans decreased $63.7 million, or 5.7%, to $1.06 billion at June 30, 2011, as compared to $1.12 billion at December 31, 2010. Commercial real estate loans were 37% of the loan portfolio at June 30, 2011, compared to 40% at December 31, 2010. Most of the reduction was due to fewer loans secured by non-owner occupied commercial properties. Approximately 90% of the total commercial real estate secured portfolio are loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

The following table presents the composition of our commercial real estate secured portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
	Balance	Percentage of Total Commercial Real Estate Secured Loans	Balance	Percentage of Total Commercial Real Estate Secured Loans
	(dollars in thousands)
Commercial non-owner occupied:*
Retail strip centers or malls	$174,369	17%	$198,527	18%
Office/mix use property	117,890	11	116,726	10
Commercial properties	138,521	13	147,920	13
Specialized – other	80,534	7	82,332	7
Other commercial properties	40,102	4	43,595	4

Subtotal commercial non-owner occupied	551,416	52	589,100	52
Commercial owner occupied	403,823	38	411,519	37
Multi-family properties	101,413	10	119,742	11

Total commercial real estate secured	$1,056,652	100%	$1,120,361	100%

*	As a result of our recent core system conversion, we identified certain sub-codings within our loan system that changed the characterization of certain commercial real estate non-owner occupied loans to owner occupied real estate. Although there was no impact to the calculation of the total commercial real estate loans, we have adjusted the table above to reflect the revised classifications for all periods presented.

Our portfolio of construction and land loans consists primarily of loans to real estate developers for the construction of single-family homes, town-homes, condominium conversions and commercial property. Our residential construction and land loans decreased by $24.3 million, or 23.4%, to $79.7 million at June 30, 2011, as compared to $104.0 million at December 31, 2010. We continue to actively reduce our exposure to this portion of our loan portfolio.

The composition of our residential real estate construction and land portfolio as of the dates indicated was as follows:

	June 30, 2011			December 31, 2010
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$3,428	4%	0.1%	$13,585	13%	0.4%
Condo (new & conversions)	37,789	47	1.3	39,994	38	1.4
Multi-family	7,721	10	0.3	18,159	18	0.7
Completed for sale	9,947	13	0.4	8,947	9	0.3

Total residential construction	58,885	74	2.1	80,685	78	2.8
Land – unimproved & farmland	12,107	15	0.4	14,049	14	0.5
Land – improved & entitled	1,562	2	0.1	1,871	1	*
Land – under development	7,193	9	0.2	7,431	7	0.3

Total land	20,862	26	0.7	23,351	22	0.8

Total residential construction and land	$79,747	100%	2.8%	$104,036	100%	3.6%

*	Represents less than 1%

Commercial construction and land loans totaled $102.9 million at June 30, 2011, as compared to $106.4 million at December 31, 2010, a decrease of $3.5 million, or 3.3%.

Total consumer-oriented loans, which include residential real estate mortgages, home equity loans and lines of credit and other consumer loans, increased $29.8 million, or 19.5%, to $182.4 million at June 30, 2011. This increase was driven by mortgages originated by Cole Taylor Mortgage being held in portfolio, rather than sold to the secondary market.

Loans Held for Sale

At June 30, 2011, we held $86.1 million of loans classified as held for sale as compared to $259.0 million at December 31, 2010. At each of June 30, 2011 and December 31, 2010, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $83.8 million at June 30, 2011 with an unrealized gain of $2.3 million which was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2011	Dec. 31, 2010	June 30, 2010
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$55	$58
Nonaccrual loans
Commercial and industrial	66,186	71,438	21,101
Commercial real estate secured	46,605	42,221	58,754
Residential construction and land	9,929	20,660	50,932
Commercial construction and land	6,188	12,734	14,883
Consumer-oriented	14,150	12,632	8,650

Total nonaccrual loans	143,058	159,685	154,320

Total nonperforming loans	143,058	159,740	154,378
Other real estate owned and repossessed assets	27,857	31,490	28,169

Total nonperforming assets	$170,915	$191,230	$182,547

Restructured loans not included in nonperforming assets	$17,687	$29,786	$18,826
Nonperforming loans to total loans	4.91%	5.16%	5.08%
Nonperforming assets to total loans plus repossessed property	5.98%	6.12%	5.95%
Nonperforming assets to total assets	3.89%	4.26%	3.98%

Nonperforming assets were $170.9 million, or 3.89% of total assets on June 30, 2011, compared to $191.2 million, or 4.26% of total assets on December 31, 2010, and $182.5 million, or 3.98% of total assets at June 30, 2010. During the six months ended June 30, 2011, $37.6 million of nonperforming commercial loans were charged-off and $10.0 million of loans were transferred to OREO.

Nonperforming loans

Nonperforming loans include nonaccrual loans and interest-accruing loans that are contractually past due 90 days or more. We evaluate all loans on which principal or interest is contractually past due 90 days or more to determine if they are adequately secured and in the process of collection. If sufficient doubt exists as to the full collection of principal and interest on a loan, we place it on nonaccrual and no longer recognize interest income. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has made required payments for a minimum length of time and demonstrates the ability to make future payments of principal and interest as scheduled.

Commercial and industrial loans are the largest category of nonaccrual loans at $66.2 million and comprise approximately 46% of all nonaccrual loans. The largest decreases in nonaccrual loans for the six months ended June 30, 2011 were $10.7 million, or 51.9%, in residential construction and land loans and $6.5 million, or 51.4%, in commercial construction and land loans.

Other real estate owned and repossessed assets

OREO and repossessed assets totaled $27.9 million at June 30, 2011, as compared to $31.5 million at December 31, 2010 and $28.2 million at June 30, 2010. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Six Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Balance at beginning of period	$38,165	$27,355	$31,490	$26,231
Transfers from loans	1,355	7,191	9,974	17,576
Additional investment in foreclosed properties	—	—	—	—
Dispositions	(10,137)	(3,364)	(10,668)	(8,687)
Additional impairment	(1,526)	(3,013)	(2,939)	(6,951)

Balance at end of period	$27,857	$28,169	$27,857	$28,169

During the six months ended June 30, 2011, we transferred $10.0 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $5.2 million from our residential construction and land portfolio and $2.1 million from our commercial real estate secured portfolio. During the first six months of 2011, we also received proceeds $652,000 as a settlement on legal proceedings involving a repossessed asset that had a carrying value of $531,000. We also reduced the carrying value of certain other real estate owned and repossessed assets by $2.9 million during the first six months of 2011 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio. The level of OREO and repossessed assets has decreased during the first six months of 2011.

Impaired loans

At June 30, 2011, impaired loans totaled $147.2 million, compared to $181.1 million at December 31, 2010, and $167.5 million at June 30, 2010. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2011	Dec. 31, 2010	June 30, 2010
	(in thousands)
Impaired loans:
Commercial and industrial	$70,140	$78,804	$21,101
Commercial real estate secured	53,332	63,831	79,194
Residential construction and land	13,459	24,190	50,932
Commercial construction and land	7,699	12,734	14,883
Consumer-oriented loans	2,611	1,522	1,389

Total impaired loans	$147,241	$181,081	$167,499

Recorded balance of impaired loans:
With related allowance for loan losses	$105,700	$136,404	$119,344
With no related allowance for loan losses	41,541	44,677	48,155

Total impaired loans	$147,241	$181,081	$167,499

Allowance for losses on impaired loans:
Commercial and industrial	$27,720	$35,258	$5,375
Commercial real estate secured	7,846	10,940	16,909
Residential construction and land	1,154	5,189	13,724
Commercial construction and land	495	8,470	5,614

Total allowance for losses on impaired loans	$37,215	$59,857	$41,622

The decrease in impaired loans during the six months ended June 30, 2011 primarily resulted from charge-offs. The allowance for loan losses related to impaired loans decreased during 2011 and totaled $37.2 million at June 30, 2011, as compared to $59.9 million at December 31, 2010 and $41.6 million at June 30, 2010. The decrease in the allowance for losses on impaired loans in 2011 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. The percentage of allowance on impaired loans to total impaired loans decreased from 25.3% at June 30, 2011, compared to 33.1% at December 31, 2010. Commercial and industrial loans comprised approximately 48% of all impaired loans and 74% of the allowance for loan losses on impaired loans at June 30, 2011.

Through an individual impairment analysis, we determined that at June 30, 2011, $105.7 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $37.2 million. We also held $41.5 million of impaired loans for which the individual analysis did not result in a measure of impairment, and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At June 30, 2011, we held $17.7 million of loans classified as performing restructured loans which includes commercial loans of $15.7 million and consumer loans of $2.0 million.

The balance of nonaccrual and impaired loans as of June 30, 2011 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$128,908	$128,908
Commercial loans on accrual but impaired	—	15,722
Consumer-oriented loans	14,150	2,611

	$143,058	$147,241

Potential problem loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At June 30, 2011, these potential problem loans totaled $46.7 million. Of these potential problem loans at June 30, 2011, $21.0 million were in our commercial construction and land portfolio, $15.4 million were in our commercial and industrial portfolio and $10.3 million were in our commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2010 totaled $46.8 million. The largest categories of potential problem loans at December 31, 2010 included $32.4 million of commercial real estate secured loans, $9.3 million of commercial and industrial loans, and the remaining $5.1 million were loans in the construction and land portfolio. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(dollars in thousands)
Average total loans	$2,869,169	$3,034,630	$2,901,375	$3,028,764

Total loans at end of period	$2,916,075	$3,037,664	$2,916,075	$3,037,664

Allowance for loan losses:
Allowance at beginning of period	$114,966	$100,151	$124,568	$106,185
Charge-offs, net of recoveries:
Commercial and commercial real estate	(12,389)	(5,608)	(23,123)	(14,047)
Real estate construction	(3,155)	(19,396)	(11,847)	(37,001)
Residential real estate mortgages and consumer loans	(2,200)	(1,379)	(2,617)	(2,499)
Write-downs related to transfers to loans held for sale	—	(17,214)	—	(17,214)

Total net charge-offs	(17,744)	(43,597)	(37,587)	(70,761)
Provision for loan losses	11,822	43,946	22,063	65,076

Allowance at end of period	$109,044	$100,500	$109,044	$100,500

Annualized net charge-offs to average total loans	2.47%	5.75%	2.59%	4.67%
Allowance to total loans at end of period (excluding loans held for sale)	3.85%	3.31%	3.85%	3.31%
Allowance to nonperforming loans	76.22%	65.10%	76.22%	65.10%

Our allowance for loan losses was $109.0 million at June 30, 2011, or 3.85% of end of period loans (excluding loans held for sale) and 76.22% of nonperforming loans. In comparison, at June 30, 2010, our allowance for loan losses was $100.5 million, or 3.31% of end-of-period loans (excluding loans held for sale) and 65.10% of nonperforming loans. Net charge-offs during the first six months of 2011 were $37.6 million, or 2.59% of average loans on an annualized basis. In comparison, net charge-offs during the first six months of 2010 were $70.8 million, or 4.67% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $11.8 million for the quarter ended June 30, 2011, compared to $43.9 million for the quarter ended June 30, 2010. The provision for loan losses was $22.1 million for the six months ended June 30, 2011, compared to $65.1 million for the six months ended June 30, 2010. The decrease in provision expense is due to lower specific reserves required on impaired loans, lower charge-offs and lower non-performing loans in the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Mortgage Servicing Rights

Typically, we sell residential mortgage loans originated by Cole Taylor Mortgage in the secondary market servicing released. In the six months ended June 30, 2011, a portion of these loans were sold into the secondary market while retaining servicing rights of those loans in order to streamline processes and diversify our revenue streams.

Upon sale, a mortgage servicing right asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. We elected to account for mortgage servicing rights using the fair value option. The balance of the mortgage servicing right asset was $360,000 at June 30, 2011 and zero at June 30, 2010. The amount of loans serviced for others at June 30, 2011 was $31.0 million and no mortgage loans were serviced for others at June 30, 2010.

Deposits

Total deposits decreased $120.1 million to $2.91 billion at June 30, 2011 from $3.03 billion at December 31, 2010. During the six months ended June 30, 2011, our in-market deposits decreased $84.8 million while our out-of-market deposits decreased $35.4 million. The percentage of total in-market deposits to total deposits was 82% at June 30, 2011 and at December 31, 2011.

Total in-market deposits decreased to $2.39 billion at June 30, 2011 from $2.47 billion at December 31, 2010. Decreases during the six months ended June 30, 2011 include customer certificates of deposit, which decreased $60.8 million, and CDARS, which decreased $41.5 million. These decreases were partially offset by an increase in money market accounts of $40.6 million.

Total out-of-market deposits decreased $35.4 million to $519.6 million at June 30, 2011 as compared to $555.0 million at year-end 2010. This decrease was comprised of a reduction of $36.2 million in brokered certificates of deposit, partially offset by a $1.8 million increase in out-of-local-market certificates of deposit.

The following table sets forth the period end balances of total deposits as of each of the dates indicated as well as categorizes our deposits as in-market and out-of-market:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$635,543	$633,300
NOW accounts	231,953	248,662
Savings accounts	38,306	37,992
Money market accounts	623,953	583,365
Customer certificates of deposit	654,240	715,030
CDARS time deposits	141,400	182,879
Public time deposits	61,754	70,697

Total in-market deposits	2,387,149	2,471,925

Out-of-market deposits:
Brokered money market deposits	4,904	5,832
Out-of-local-market certificates of deposit	101,132	99,313
Brokered certificates of deposit	413,592	449,836

Total out-of-market deposits	519,628	554,981

Total deposits	$2,906,777	$3,026,906

Average deposits for the six months ended June 30, 2011 increased $47.8 million, or 1.6%, to $3.04 billion, compared to $2.99 billion for the six months ended June 30, 2010. Total average time deposits decreased $58.6 million, or 3.7%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, with a decrease of $86.3 million, or 11.0%, in average certificates of deposit and a decrease of $42.5 million, or 8.6%, in average brokered certificates of deposit accounting for most of the decrease. This decrease was partly offset by an increase of $50.6 million, or 34.9%, in CDARS account balances.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$608,003	20.0%	—%	$595,363	19.9%	—%
NOW accounts	239,013	7.9	1.03	256,796	8.6	1.43
Money market accounts	616,534	20.2	0.75	502,332	16.8	0.99
Savings deposits	38,268	1.3	0.08	40,904	1.4	0.07
Time deposits:
Certificates of deposit	695,757	22.9	1.78	782,053	26.2	2.51
Out-of-local-market certificates of deposit	111,959	3.7	1.20	96,927	3.2	1.99
Brokered certificates of deposit	455,143	15.0	2.37	497,639	16.6	3.31
CDARS time deposits	195,816	6.5	0.77	145,208	4.9	1.37
Public Funds	74,616	2.5	0.52	70,079	2.4	0.83

Total time deposits	1,533,291	50.6	1.72	1,591,906	53.3	2.55

Total deposits	$3,035,109	100.0%		$2,987,301	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Other borrowings decreased $240.6 million to $270.4 million at June 30, 2011, as compared to $511.0 million at December 31, 2010. Most of this decrease was the result of a $203.3 million decline in term repurchase agreements due to our decision to shift funding sources to lower cost alternatives. At June 30, 2011, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $930.0 million and pre-approved overnight federal funds borrowing lines of $99.0 million. Of the pre-approved repurchase agreement lines, we have collateral available to borrow $775.0 million as of June 30, 2011. In comparison, at December 31, 2010 we had available pre-approved repurchase agreement lines of $930.0 million and pre-approved overnight federal funds borrowing lines of $119.0 million.

Notes Payable and Other Advances

Borrowings from the FHLBC increased $235.0 million to $740.0 million at June 30, 2011, compared to $505.0 million at December 31, 2010. Borrowings from the FHLBC increased during the six months ended June 30, 2011 to replace the wholesale repurchase borrowings with lower cost FHLBC borrowings. At June 30, 2011, the borrowings from the FHLBC were collateralized by $843.2 million of securities and a blanket lien on $128.2 million of qualified first-mortgage loans, home equity loans and commercial real estate loans. We have additional borrowing capacity of $177.9 million. At December 31, 2010, we maintained collateral of $521.6 million of investment securities and a blanket lien on $175.5 million of qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $113.1 million.

We participate in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2011, the Bank pledged $673.4 million of commercial loans as collateral and had available $553.5 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $813.1 million of commercial loans as collateral and had available $504.9 million of borrowing capacity under the BIC program at December 31, 2010. There were no borrowings under the BIC program at either June 30, 2011 or December 31, 2010.

Junior Subordinated Debentures

At June 30, 2011, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At June 30, 2011, unamortized issuance costs were $2.2 million relating to TAYC Capital Trust I and $360,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

The following table describes the subordinated debt outstanding at June 30, 2011 on the Consolidated Balance Sheets. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(4,207)	(4,347)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(441)	(455)

Taylor Capital Group subordinated notes, net	32,852	32,698
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	60,000	60,000
Unamortized discount	(3,622)	(3,863)

Cole Taylor Bank subordinated notes, net	56,378	56,137

Total subordinated notes, net	$89,230	$88,835

CAPITAL RESOURCES

At June 30, 2011 and December 31, 2010, both the Company and Cole Taylor Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2011:
Total Capital (to risk weighted assets)
Taylor Capital Group, Inc.	$469,456	13.80%	>$272,092	>8.00%	>$340,116	>10.00%
Cole Taylor Bank	444,944	13.11	>271,499	>8.00	>339,374	>10.00
Tier I Capital (to risk weighted assets)
Taylor Capital Group, Inc.	336,816	9.90	>136,046	>4.00	>204,069	>6.00
Cole Taylor Bank	345,248	10.17	>135,749	>4.00	>203,624	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	336,816	7.78	>173,245	>4.00	>216,557	>5.00
Cole Taylor Bank	345,248	8.00	>172,672	>4.00	>215,840	>5.00

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$448,389	12.98%	>$276,381	>8.00%	>$345,476	>10.00%
Cole Taylor Bank	414,423	12.04	>275,401	>8.00	>344,252	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	308,397	8.93	>138,190	>4.00	>207,286	>6.00
Cole Taylor Bank	314,182	9.13	>137,701	>4.00	>206,551	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	308,397	6.89	>178,971	>4.00	>223,714	>5.00
Cole Taylor Bank	314,182	7.05	>178,270	>4.00	>222,838	>5.00

All of our capital asset ratios increased during the first six months of 2011, mostly due to a $25.0 million increase in regulatory capital in the period. In order to further strengthen the Bank’s capital ratios, we made a $25.0 million capital contribution to the Bank during the first six months of 2011 from the capital raise. As a result, all of the Bank’s regulatory capital ratios increased during the period.

While we, as well as our Bank, are “well capitalized” under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends. As a result of the economic downturn in the national and local economies and depressed real estate values, our Board of Directors continues to focus its attention on strengthening our capital position. We have taken various actions, and continue to evaluate additional actions, to preserve and increase capital and strengthen our regulatory capital ratios. The Bank is also subject to dividend restrictions set forth by regulatory authorities.

LIQUIDITY

During the six months ended June 30, 2011, total assets decreased $88.7 million, or 2.0%, primarily due to a decrease in the loans held for sale portfolio. Cash inflows during the six months ended June 30, 2011 consisted primarily of proceeds of $705.9 million from sales of loans originated for sale. In addition, we increased FHLB borrowings by $235.0 million and had net proceeds from the issuance of Series F Preferred stock in the amount of $24.4 million.

Cash outflows during the six months ended June 30, 2011, included $240.6 million for the repayment of wholesale term repurchase agreements, $112.4 million for purchase of available-for-sale investment securities and the payment of $3.4 million in dividends on our Series B, Series C and Series E preferred stock.

In connection with our liquidity risk management, we evaluate and closely monitor significant customer deposit balances for stability and average life. In order to maintain sufficient liquidity to meet all of our loan and deposit customers’ withdrawal and funding demands, we routinely measure and monitor the volume of our liquid assets and available funding sources. Additional sources of liquidity for the Bank include FHLB advances, the FRB’s BIC Program, federal funds borrowing lines from larger correspondent banks and pre-approved repurchase agreement availability with major brokers and banks.

At the holding company level, cash and cash equivalents decreased to $18.5 million at June 30, 2011 from $23.1 million at December 31, 2010. Significant cash outflows during the first six months of 2011 included $4.2 million of interest paid on our junior subordinated debentures and subordinated notes and $3.4 million for the payment of dividends on our Series B, Series C and Series E preferred stock.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.

At June 30, 2011, we had $833.4 million of undrawn commitments to extend credit and $78.6 million of financial and performance standby letters of credit. In comparison, at December 31, 2010, we had $905.5 million of undrawn commitments to extend credit and $67.9 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2011 and at December 31, 2010, liabilities of $6.0 million and $5.4 million, respectively, have been established for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable.

Derivative Financial Instruments

At June 30, 2011, we have $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $23,000 for the six months ended June 30, 2011, and was recorded in other derivative income in noninterest income.

At June 30, 2011, we have $300.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. There was no ineffectiveness on the interest rate corridors for the six months ended June 30, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of June 30, 2011, we had notional amounts of $254.0 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $254.0 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use interest rate lock commitments and forward loan commitments at Cole Taylor Mortgage. At June 30, 2011, we had $187.0 million of notional amount of interest rate lock commitments and $186.3 million in notional amount of forward loan commitments.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Board of Directors and carried out by the Bank’s Asset/Liability Management Committee (“ALCO”). ALCO’s objectives are to manage, to the degree prudently possible, our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the maturity ladder of wholesale funding and investment security purchase and sale strategies, as well as the use of derivative financial instruments.

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

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to decrease $1.4 million, or 1.0%, from the net interest income in the rates unchanged scenario at June 30, 2011. At December 31, 2010, the projected variance in the rising rate scenario was an increase of $2.7 million, or 1.9%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both June 30, 2011 and December 31, 2010.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At June 30, 2011		At December 31, 2010
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(1,373)	(1.0)%	$2,655	1.9%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (“OCI”). The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU will require either the addition of other comprehensive income to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total other comprehensive income. This ASU is effective for the interim or annual periods beginning after December 15, 2011. We are currently assessing the impact the adoption of ASU No. 2011-05 will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-05 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principals) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU is effective for the interim and annual periods beginning after December 15, 2011. We are currently assessing the impact the adoption of ASU No. 2011-04 will have on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes two criteria from the assessment of effective control when determining whether a repo should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU is effective for the interim or annual period that begins after December 15, 2011, with no early adoption permitted. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides guidance on determining whether a restructuring constitutes a troubled debt restructuring. In order to be classified as a troubled debt restructuring, the restructuring must contain a concession and the debtor must be experiencing financial difficulties. This ASU is effective for the periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This ASU further states that all troubled debt restructuring disclosures that had been deferred by ASU No. 2011-01, should be disclosed effective for interim and annual periods beginning on or after June 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” ASU No. 2011-01 provides for the deferral of troubled debt restructuring disclosures included in ASU No. 2010-20 that were effective for periods ending on or after December 15, 2010. These disclosures were deferred until the issuance of the troubled debt guidance that determines what constitutes troubled debt restructuring. This new guidance has been issued as ASU No. 2011-02 and is effective for periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. This accounting standard is not expected to have a material effect on our consolidated financial statements.

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

	2011 Quarter Ended		2010 Quarter Ended				2009 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$46,821	$47,595	$49,967	$51,980	$53,682	$52,887	$53,965	$56,033
Interest expense	14,578	15,408	16,405	17,613	19,004	19,420	21,155	23,658

Net interest income	32,243	32,187	33,562	34,367	34,678	33,467	32,810	32,375
Provision for loan losses	11,822	10,241	59,923	18,128	43,946	21,130	19,002	15,539
Noninterest income	6,387	6,885	18,009	44,142	6,158	4,374	12,735	3,376
Noninterest expense	27,846	28,549	36,971	26,646	27,467	27,152	30,219	22,516

Income/(loss) before income taxes	(1,038)	282	(45,323)	33,735	(30,577)	(10,441)	(3,676)	(2,304)
Income taxes (benefit)	355	(106)	284	321	306	306	(647)	144

Net income/(loss)	(1,393)	388	(45,607)	33,414	(30,883)	(10,747)	(3,029)	(2,448)
Preferred dividends and discounts	(2,470)	(2,464)	(2,448)	(2,671)	(17,449)	(2,887)	(2,880)	(2,873)

Net income/(loss) available to common stockholders	$(3,863)	$(2,076)	$(48,055)	$30,743	$(48,332)	$(13,634)	$(5,909)	$(5,321)

Income/(loss) per share:
Basic	$(0.19)	$(0.12)	$(2.76)	$1.68	$(3.35)	$(1.30)	$(0.56)	$(0.51)
Diluted	(0.19)	(0.12)	(2.76)	1.57	(3.35)	(1.30)	(0.56)	(0.51)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc.

3.3	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.5	Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C of Taylor Capital Group, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 1, 2010).

3.6	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E of Taylor Capital Group, Inc. dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 28, 2010).

3.7	Certificate of Designations of 8% Non-Cumulative, Non-Voting, Contingent Convertible Preferred Stock, Series F and Non-Voting Convertible Preferred Stock, Series G (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2011).

10.1	Taylor Capital Group, Inc. 2011 Incentive Compensation Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Definitive Additional Materials filed May 6, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 4, 2011
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)