Form 10-Q
period 2011-09-30
TAYLOR CAPITAL GROUP INC
filed 2011-11-04
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 1, 2011, there were 20,415,866 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 82,813	$ 80,273
Short-term investments	1,089	1,056

Total cash and cash equivalents	83,902	81,329
Investment securities:
Available-for-sale, at fair value	1,197,946	1,153,487
Held-to-maturity, at amortized cost (fair value of $118,208 at September 30, 2011 and $101,751 at December 31, 2010)	111,633	100,990
Loans held for sale, at fair value	148,718	259,020
Loans, net of allowance for loan losses of $105,805 at September 30, 2011 and $124,568 at December 31, 2010	2,767,605	2,710,770
Premises, leasehold improvements and equipment, net	15,356	15,890
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	56,767	40,032
Other real estate and repossessed assets, net	29,237	31,490
Other assets	92,070	90,846

Total assets	$4,503,234	$4,483,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$ 658,092	$ 633,300
Interest-bearing	2,268,189	2,393,606

Total deposits	2,926,281	3,026,906
Other borrowings	180,755	511,008
Accrued interest, taxes and other liabilities	58,725	56,697
Notes payable and other advances	872,500	505,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	89,436	88,835

Total liabilities	4,214,304	4,275,053

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000 liquidation value	101,619	100,389
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, 1,276,480 issued and outstanding at September 30, 2011 and December 31, 2010, $25.00 liquidation value	31,912	31,912
Series D, nonvoting, convertible; 860,378 shares authorized, 405,330 shares issued and outstanding at September 30, 2011 and December 31, 2010	4	4
Series E, 8% nonvoting, non-cumulative, convertible perpetual, 223,520 shares authorized, 223,520 shares issued and outstanding at September 30, 2011 and December 31, 2010, $25.00 liquidation value	5,588	5,588
Series G, nonvoting, convertible; 1,350,000 shares authorized, 243,182 shares issued and outstanding at September 30, 2011 and no shares issued or outstanding at December 31, 2010	2	—
Common stock, $.01 par value; 45,000,000 shares authorized; 21,670,840 shares issued at September 30, 2011 and 19,235,706 shares issued at December 31, 2010; 20,312,842 shares outstanding at September 30, 2011 and 17,877,708 shares outstanding at December 31, 2010	217	192
Surplus	340,641	312,693
Accumulated deficit	(188,511)	(189,895)
Accumulated other comprehensive income (loss), net	27,043	(22,497)
Treasury stock, at cost, 1,357,998 shares at September 30, 2011 and December 31, 2010	(29,585)	(29,585)

Total stockholders’ equity	288,930	208,801

Total liabilities and stockholders’ equity	$4,503,234	$4,483,854

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$35,204	$38,821	$104,912	$115,292
Interest and dividends on investment securities:
Taxable	11,391	12,007	34,596	39,662
Tax-exempt	700	1,148	2,197	3,589
Interest on cash equivalents	4	4	10	6

Total interest income	47,299	51,980	141,715	158,549

Interest expense:
Deposits	6,505	10,448	23,157	34,884
Other borrowings	1,131	2,097	4,446	6,851
Notes payable and other advances	995	1,200	3,138	3,998
Junior subordinated debentures	1,445	1,471	4,334	4,355
Subordinated notes	2,505	2,397	7,492	5,949

Total interest expense	12,581	17,613	42,567	56,037

Net interest income	34,718	34,367	99,148	102,512
Provision for loan losses	16,240	18,128	38,303	83,204

Net interest income after provision for loan losses	18,478	16,239	60,845	19,308

Noninterest income:
Service charges	2,897	2,783	8,483	8,421
Mortgage origination revenue	7,571	6,308	11,331	8,503
Gain (loss) on disposition of bulk purchased mortgage loans	30	(410)	99	(2,437)
Gains on sales of investment securities	4,938	32,804	4,938	34,379
Other derivative income	2,735	1,127	3,682	1,294
Other noninterest income	1,261	1,530	4,171	4,514

Total noninterest income	19,432	44,142	32,704	54,674

Noninterest expense:
Salaries and employee benefits	15,462	13,806	45,334	37,665
Occupancy of premises	2,183	2,024	6,566	6,274
Furniture and equipment	524	644	1,634	1,701
Nonperforming asset expense	(1,648)	1,538	3,642	10,531
FDIC assessment	1,626	2,178	5,073	6,361
Legal fees, net	1,081	1,481	2,901	3,727
Early extinguishment of debt	3,444	378	3,444	378
Other noninterest expense	5,480	4,597	15,953	14,628

Total noninterest expense	28,152	26,646	84,547	81,265

Income (loss) before income taxes	9,758	33,735	9,002	(7,283)
Income tax expense (benefit)	(42)	321	207	933

Net income (loss)	9,800	33,414	8,795	(8,216)
Preferred dividends and discounts	(2,477)	(2,671)	(7,411)	(7,251)
Implied non-cash preferred dividend	—	—	—	(15,756)

Net income (loss) applicable to common stockholders	$ 7,323	$30,743	$ 1,384	$ (31,223)

Basic income (loss) per common share	$ 0.35	$ 1.68	$ 0.07	$ (2.19)
Diluted income (loss) per common share	0.35	1.57	0.07	(2.19)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$ —	$100,389	$31,912	$ 4	$5,588	$ —	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance costs	—	—	—	—	—	25,000	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common	—	—	—	—	—	(25,000)	2	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	2,044	—	—	—	2,044
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	81	—	—	—	81
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	8,795	—	—	8,795
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	48,934	—	48,934
Change in net unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	1,286	—	1,286
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(761)	—	(761)
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	81	—	81

Total comprehensive income													$ 58,335
Preferred stock dividends and discounts accumulated, Series B	—	1,230	—	—	—	—	—	—	—	(5,161)	—	—	(3,931)
Preferred stock dividends Series C & E, paid in common stock	—	—	—	—	—	—	—	2	1,498	—	—	—	1,500
Preferred stock dividends declared, Series C - $0.50 per share	—	—	—	—	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared, Series E - $0.50 per share	—	—	—	—	—	—	—	—	—	(335)	—	—	(335)

Balance at September 30, 2011	$ —	$101,619	$31,912	$ 4	$5,588	$ —	$ 2	$217	$340,641	$(188,511)	$ 27,043	$(29,585)	$288,930

Balance at December 31, 2009	$ 60,000	$ 98,844	$ —	$—	$ —	$ —	$—	$120	$226,398	$(110,617)	$ 8,697	$(24,636)	$258,806
Conversion of Series A preferred to common stock	(60,000)	—	—	—	—	—	—	60	59,919	—	—	—	(21)
Implied non-cash preferred dividend	—	—	—	—	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of preferred stock, Series C, net of issuance costs	—	—	31,912	—	—	—	—	—	(979)	—	—	—	30,933
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	4,367	—	—	—	4,367
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	1,671	—	—	—	1,671
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(8,216)	—	—	(8,216)
Change in unrealized gains on available-for-sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	542	—	542
Change in net unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(1,414)	—	(1,414)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(1,523)	—	(1,523)
Changes in deferred gains and losses recorded in other comprehensive income, net of income taxes	—	—	—	—	—	—	—	—	—	—	(302)	—	(302)

Total comprehensive loss													$(10,913)
Preferred stock dividends declared, Series A - $0.50 per share	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	1,148	—	—	—	—	—	—	—	(5,079)	—	—	(3,931)
Preferred stock dividends and discounts accumulated, Series C	—	—	—	—	—	—	—	—	—	(971)	—	—	(971)

Balance at September 30, 2010	$ —	$ 99,992	$31,912	$—	$ —	$ —	$—	$192	$307,120	$(141,839)	$ 86,000	$(24,636)	$278,741

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 8,795	$ (8,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other derivative income	(3,682)	(1,294)
Gains on sales of investment securities	(4,938)	(34,379)
Amortization of premiums and discounts, net	3,589	2,134
Impairment on investment security	381	—
Deferred loan fee amortization	(3,275)	(4,576)
Provision for loan losses	38,303	83,204
Loans originated for sale	(972,681)	(329,320)
Proceeds from loan sales	1,078,316	257,066
Purchase of mortgage servicing rights	(490)	—
Depreciation and amortization	1,809	1,717
Deferred income tax expense	10,738	3,027
Losses on other real estate	2,026	7,123
Excess tax benefit on stock options exercised and stock awards	487	16
Net cash received on initiation/termination of derivative instruments	937	—
Other, net	2,208	543
Changes in other assets and liabilities:
Accrued interest receivable	712	699
Other assets	(13,615)	(14,778)
Accrued interest payable, taxes and other liabilities	2,018	(5,276)

Net cash provided (used) by operating activities	151,638	(42,310)

Cash flows from investing activities:
Purchases of available-for-sale securities	(145,988)	(625,841)
Purchases of held-to-maturity securities	(22,404)	(34,862)
Proceeds from principal payments and maturities of available-for-sale securities	68,916	213,413
Proceeds from principal payments and maturities of held-to-maturity securities	11,805	2,728
Proceeds from sales of available-for-sale securities	93,399	542,554
Net increase in loans	(102,278)	(46,783)
Net additions to premises, leasehold improvements and equipment	(1,275)	(1,064)
Purchases of FHLB and FRB stock	(16,735)	(5,274)
Net proceeds from sales of other real estate	15,310	10,796

Net cash provided (used) by investing activities	(99,250)	55,667

Cash flows from financing activities:
Net decrease in deposits	(106,334)	(7,005)
Net increase (decrease) in other borrowings	(330,253)	169,188
Proceeds from notes payable and other advances	367,500	10,000
Repayments of notes payable and other advances	—	(147,000)
Net proceeds from issuance of subordinated debt	81	32,897
Proceeds from preferred stock issuance, net of costs	24,350	30,933
Common stock issuance costs	—	(21)
Excess tax benefit on stock options exercised and stock awards	(487)	(16)
Dividends paid	(4,672)	(6,330)

Net cash provided (used) by financing activities	(49,815)	82,646

Net increase in cash and cash equivalents	2,573	96,003
Cash and cash equivalents, beginning of period	81,329	48,469

Cash and cash equivalents, end of period	$ 83,902	$ 144,472

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$46,162	$ 59,518
Income taxes	(410)	(4,851)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available-for-sale investment securities to held-to-maturity investment securities	—	55,633
Change in fair value of available-for-sale investments securities, net of tax	48,934	542
Transfer of portfolio loans to held for sale loans	—	39,053
Transfer of held for sale loans to portfolio loans	4,667	52,967
Available-for-sale investment securities acquired, not yet settled	—	182,977
Available-for-sale investment securities sold, not yet settled	—	219,189
Loans transferred to other real estate and repossessed assets	15,083	30,751
Preferred stock dividends paid in common stock and Series G Preferred	1,500	—

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of September 30, 2011 and for the quarter and nine months ended September 30, 2011 and September 30, 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the quarter and nine months ended September 30, 2011 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

The following policies update the Summary of Significant Accounting and Reporting Policies included in the Company’s Form 10-K for the year ended December 31, 2010, due to changes in business activities begun in 2011.

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount, with the exception of certain mortgage loans originated by Cole Taylor Mortgage which were later transferred to the Company’s portfolio. These mortgage loans are included in the Company’s portfolio and recorded at their fair value.

Mortgage Servicing Rights:

The Company sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized which represents the current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights may also be purchased in a bulk purchase. Purchased mortgage servicing rights are recorded at fair value at the time of purchase. The Company has elected to account for all mortgage servicing rights using the fair value option. Mortgage servicing rights are included in other assets in the Company’s Consolidated Balance Sheets.

2. Investment Securities:

The amortized cost and estimated fair values of investment securities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$ 24,528	$ 578	$ —	$ 25,106
Residential mortgage-backed securities	856,796	24,773	(2,166)	879,403
Commercial mortgage-backed securities	138,349	10,617	—	148,966
Collateralized mortgage obligations	70,010	939	—	70,949
State and municipal obligations	69,684	3,847	(9)	73,522

Total available-for-sale 821	1,159,367	40,754	(2,175)	1,197,946

Held-to-maturity:
Residential mortgage-backed securities	89,230	6,380	—	95,610
Collateralized mortgage obligations	22,403	195	—	22,598

Total held-to-maturity	111,633	6,575	—	118,208

Total	$1,271,000	$47,329	$(2,175)	$1,316,154

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$ 22,994	$ —	$ (975)	$ 22,019
Residential mortgage-backed securities	863,353	2,100	(23,067)	842,386
Commercial mortgage-backed securities	145,529	4,459	(266)	149,722
Collateralized mortgage obligations	66,022	33	(4,153)	61,902
State and municipal obligations	76,873	961	(376)	77,458

Total available-for-sale 821	1,174,771	7,553	(28,837)	1,153,487

Held-to-maturity:
Residential mortgage-backed securities	100,990	1,760	(999)	101,751

Total held-to-maturity	100,990	1,760	(999)	101,751

Total	$1,275,761	$9,313	$(29,836)	$1,255,238

As of September 30, 2011, the Company had $1.22 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.21 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.0 million were private-label mortgage related securities.

Investment securities with an approximate book value of $1.11 billion at September 30, 2011 and $968.6 million at December 31, 2010, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.

For the quarter and nine months ended September 30, 2011, the Company had gross realized gains of $4.9 million on the sale of available-for-sale investment securities compared to gross realized gains on the sale of available-for-sale investment securities of $32.8 million in the quarter ended September 30, 2010 and $34.4 million in the nine months ended September 30, 2010. The Company had no gross realized losses for the quarter ended September 30, 2011 and $381,000 of gross realized losses due to other-than-temporary impairment of available-for-sale investment securities for the nine months ended September 30, 2011. Gross realized losses recognized during the quarter and nine months ended September 30, 2010 were $4,000.

The following table summarizes, for investment securities with unrealized losses as of September 30, 2011 and December 31, 2010, the amount of the unrealized loss and the related fair value of investment securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	September 30, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
Residential mortgage-backed securities	$13,395	$(109)	$5,037	$(2,057)	$18,432	$(2,166)
State and municipal obligations	—	—	406	(9)	406	(9)

Total temporarily impaired securities:	$13,395	$(109)	$5,443	$(2,066)	$18,838	$(2,175)

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available-for-sale:
U.S. government sponsored agency securities	$ 22,019	$ (975)	$ —	$ —	$ 22,019	$ (975)
Residential mortgage-backed securities	723,341	(21,330)	6,541	(1,737)	729,882	(23,067)
Commercial mortgage-backed securities	10,542	(266)	—	—	10,542	(266)
Collateralized mortgage obligations	53,459	(4,153)	—	—	53,459	(4,153)
State and municipal obligations	18,845	(376)	—	—	18,845	(376)

Temporarily impaired securities: Available-for-sale	828,206	(27,100)	6,541	(1,737)	834,747	(28,837)

Held-to-maturity:
Residential mortgage-backed securities	38,591	(999)	—	—	38,591	(999)

Temporarily impaired securities: Held-to-maturity	38,591	(999)	—	—	38,591	(999)

Total temporarily impaired securities:	$866,797	$(28,099)	$6,541	$(1,737)	$873,338	$(29,836)

At September 30, 2011, the Company had four investment securities in an unrealized loss position for more than 12 months with a total unrealized loss of $2.1 million. Of the four securities in an unrealized loss position, one security was from the Company’s state and municipal obligation portfolio and three securities were from its portfolio of private-label residential mortgage-backed securities.

The total unrealized loss for the state and municipal security at September 30, 2011 totaled $9,000, or about 2% of the total amortized cost of this security. In addition to severity and duration of loss, the Company considered the current credit rating, changes in ratings and any credit enhancements in the form of insurance in making its determination of other-than-temporary impairment. The Company believes the decline in fair value was related to changes in market interest rates and was not credit related.

Of the three private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $1.9 million and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing was performed to evaluate other-than-temporary impairment. For the two private-label securities in an unrealized loss position for 12 months or more, the Company obtained fair value estimates from an independent source that performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities. None contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss. Previously, one of the two securities had an other-than-temporary impairment recognized for the amount of the expected credit loss. The independent cash flow analysis performed at September 30, 2011 indicated that there was no additional expected credit loss on this security. Based on an independent analysis of the other private-label security, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded.

One additional investment security was evaluated for other-than-temporary impairment at September 30, 2011. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed from 2008 until the May 2011 interest payment, which was not received. Since the Company now believes that it will not recover all the scheduled payments of principal and interest as specified in the bond agreement, the expected cash flows were analyzed and an other-than-temporary impairment charge of $381,000 was recorded against earnings in the second quarter of 2011. No payments were scheduled to be received during the third quarter of 2011 and no adjustments to the amount of other-than-temporary impairment charges were required in the third quarter of 2011, based on the most current analysis.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at September 30, 2011.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale:
Due in one year or less	$ 1,005	$ 1,008
Due after one year through five years	1,435	1,490
Due after five years through ten years	45,389	47,675
Due after ten years	46,383	48,455
Residential mortgage-backed securities	856,796	879,403
Commercial mortgage-backed securities	138,349	148,966
Collateralized mortgage obligations	70,010	70,949

Total available-for-sale	1,159,367	1,197,946

Held-to-maturity:
Residential mortgage-backed securities	89,230	95,610
Collateralized mortgage back obligations	22,403	22,598

Total held-to-maturity	111,633	118,208

Total investment securities	$1,271,000	$1,316,154

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $56.8 million at September 30, 2011 and $40.0 million at December 31, 2010. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLBC borrowings. At September 30, 2011, the Company had a $45.1 million investment in FHLBC stock, compared to $29.5 million at December 31, 2010. Since 2007, the FHLBC has been under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based on the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of the FHLBC’s net assets relative to its capital, its recent operating performance, its commitment to make required payments, the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of September 30, 2011, after evaluating these factors and considering that transactions of FHLBC stock continued to be made at par value during 2011 and the FHLBC paid dividends in each quarter of 2011, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,398,337	$1,351,862
Commercial real estate secured	1,017,899	1,120,361
Residential construction and land	71,227	104,036
Commercial construction and land	119,157	106,423
Consumer	266,790	152,657

Gross loans	2,873,410	2,835,339
Less: Unearned discount	—	(1)

Total loans	2,873,410	2,835,338
Less: Allowance for loan losses 1	(105,805)	(124,568)

Portfolio Loans, net	$2,767,605	$2,710,770

Loans Held for Sale:
Total Loans Held for Sale	$ 148,718	$ 259,020

The total amount of loans transferred to third parties as loan participations at September 30, 2011 was $262.7 million, all of which has been derecognized and recorded as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

At September 30, 2011, loans held for sale of $148.7 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 – Financial Instruments. The unpaid principal balance associated with these loans was $142.9 million at September 30, 2011. An unrealized gain on these loans of $5.8 million was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations for the nine months ended September 30, 2011. None of these loans are 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class at September 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
September 30, 2011
Commercial and industrial	$ —	$ —	$ 55,052	$ 55,052	$1,343,285	$1,398,337
Commercial real estate secured	—	—	39,305	39,305	978,594	1,017,899
Residential construction and land	—	—	7,529	7,529	63,698	71,227
Commercial construction and land	—	—	6,172	6,172	112,985	119,157
Consumer	4,257	1,351	13,476	19,084	396,424	415,508

Total loans	$4,257	$1,351	$121,534	$127,142	$2,894,986	$3,022,128

December 31, 2010
Commercial and industrial	$ 782	$ 278	$ 71,438	$ 72,498	$1,279,364	$1,351,862
Commercial real estate secured	4,242	1,010	42,221	47,473	1,072,888	1,120,361
Residential construction and land	—	—	20,660	20,660	83,376	104,036
Commercial construction and land	—	—	12,734	12,734	93,689	106,423
Consumer	3,476	2,160	12,687	18,323	393,353	411,676

Total loans	$8,500	$3,448	$159,740	$171,688	$2,922,670	$3,094,358

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings:

Pass. Loans in this category range from loans that are virtually risk free to those with borderline risk where the borrower has an unstable operating history containing losses or adverse trends that weakened its financial condition and have not currently impacted repayment ability, but may in the future, if not corrected.

Special Mention. Loans in this category have potential weaknesses which currently weaken the asset or inadequately protect the Bank’s credit position and if not immediately corrected will diminish repayment.

Substandard. Loans in this category have a deteriorating financial condition and exhibit a number of well-defined weaknesses which currently inhibits normal repayment through normal operations. These loans require constant monitoring and supervision by Bank management.

Nonaccrual. Loans in this category exhibit the same weaknesses as substandard however, the situation is more pronounced and the loans are no longer accruing interest.

The following table presents the risk categories of loans by class at September 30, 2011 and December 31, 2010:

	Commercial and Industrial	CRE Secured	Residential Construction and Land	Commercial Construction and Land	Consumer	Total
	(in thousands)
September 30, 2011
Pass	$1,309,776	$ 934,682	$ 55,088	$ 85,953	$402,032	$2,787,531
Special Mention	10,111	30,704	5,858	—	—	46,673
Substandard	23,398	13,208	2,752	27,032	—	66,390
Nonaccrual	55,052	39,305	7,529	6,172	13,476	121,534

Total Loans	$1,398,337	$1,017,899	$ 71,227	$119,157	$415,508	$3,022,128

December 31, 2010
Pass	$1,241,720	$ 988,072	$ 76,897	$ 72,070	$399,044	$2,777,803
Special Mention	18,461	40,235	2,948	20,107	—	81,751
Substandard	20,243	49,833	3,531	1,512	—	75,119
Nonaccrual	71,438	42,221	20,660	12,734	12,632	159,685

Total Loans	$1,351,862	$1,120,361	$104,036	$106,423	$411,676	$3,094,358

The following table sets forth information about our nonaccrual loans, performing restructured loans (performing troubled debt restructurings) and impaired loans. Impaired loans include all nonaccrual loans as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans.

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest	$ —	$ 55
Nonaccrual loans	121,534	159,685

Total nonperforming loans	$121,534	$159,740

Performing restructured loans	$ 11,365	$ 29,786

Recorded balance of impaired loans:
With related allowance for loan loss	$ 79,531	$136,404
With no related allowance for loan loss	39,941	44,677

Total recorded balance of impaired loans	$119,472	$181,081

Allowance for loan losses related to impaired loans	$ 32,051	$ 59,857

The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specifies the number of days of delinquency to charge off a consumer loan by type of credit. For commercial loans, except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations, and other considerations identified in its internal loan review and workout processes.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	QTD Average Balance	YTD Average Balance	Interest Income Recognized for the Three Months Ended Sept. 30, 2011	Interest Income Recognized for the Nine Months Ended Sept. 30, 2011
	(in thousands)
September 30, 2011
With no related allowance recorded:
Commercial and industrial	$ 20,545	$ 11,065	$ —	$ 10,926	$ 11,336	$27	$106
Commercial real estate secured	24,984	14,426	—	14,997	21,024	2	2
Residential construction and land	17,860	5,905	—	6,760	6,422	—	—
Commercial construction and land	12,514	6,053	—	5,506	4,276	—	—
Consumer	2,586	2,492	—	2,552	2,428	18	50

Subtotal	78,489	39,941	—	40,741	45,486	47	158

With an allowance recorded:
Commercial and industrial	56,992	46,469	26,535	52,911	57,637	—	49
Commercial real estate secured	28,062	27,055	4,693	32,410	39,300	25	221
Residential construction and land	4,757	4,376	438	5,110	9,843	15	51
Commercial construction and land	1,732	1,631	385	2,186	4,331	8	31
Consumer	—	—	—	—	—	—	—

Subtotal	91,543	79,531	32,051	92,617	111,111	48	352

Total impaired loans	$170,032	$119,472	$32,051	$133,358	$156,597	$95	$510

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$ 28,807	$ 12,841	$ —		$ 10,128
Commercial real estate secured	37,914	22,848	—		10,026
Residential construction and land	36,913	7,466	—		16,371
Commercial construction and land	—	—	—		2,475
Consumer	1,522	1,522	—		1,304

Subtotal	105,156	44,677	—		40,304

With an allowance recorded:
Commercial and industrial	70,725	65,963	35,258		28,298
Commercial real estate secured	48,897	40,983	10,940		45,602
Residential construction and land	16,768	16,724	5,189		27,988
Commercial construction and land	13,950	12,734	8,470		9,178
Consumer	—	—	—		—

Subtotal	150,340	136,404	59,857		111,066

Total impaired loans	$255,496	$181,081	$59,857		$151,370

Credit risks tend to be geographically concentrated because the majority of the Company’s customer base lies within the Chicago area. As of September 30, 2011, approximately 47% of the Company’s loan portfolio involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 52% as of December 31, 2010.

Activity in the allowance for loan losses for the periods ended September 30, 2011 and September 30, 2010 consisted of the following:

	For Quarter Ended		For Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Allowance for loan losses:
Allowance at beginning of period	$109,044	$100,500	$124,568	$106,185
Provision for loan losses	16,240	18,128	38,303	83,204
Loans charged-off	(21,355)	(25,133)	(63,996)	(98,227)
Recoveries of loans previously charged-off	1,876	643	6,930	2,976

Net charge-offs	(19,479)	(24,490)	(57,066)	(95,251)

Allowance at end of period	$105,805	$ 94,138	$105,805	$ 94,138

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$ 61,499	$ 31,421	$15,246	$ 11,422	$ 4,980	$ 124,568
Provision	10,314	20,185	(2,759)	5,833	4,730	38,303
Charge-offs	(20,552)	(26,621)	(4,447)	(8,863)	(3,513)	(63,996)
Recoveries	5,489	1,002	295	52	92	6,930

Ending balance as of September 30, 2011	$ 56,750	$ 25,987	$ 8,335	$ 8,444	$ 6,289	$ 105,805

Ending balance individually evaluated for impairment	$ 26,535	$ 4,693	$ 438	$ 385	$ —	$ 32,051
Ending balance collectively evaluated for impairment	30,216	21,294	7,897	8,059	6,289	73,754
LOANS:
Ending balance individually evaluated for impairment	$ 57,534	$ 41,481	$10,281	$ 7,684	$ 2,492	$ 119,472
Ending balance collectively evaluated for impairment	1,340,803	976,418	60,946	111,473	413,016	2,902,656

Ending balance	$1,398,337	$1,017,899	$71,227	$119,157	$415,508	$3,022,128

A modified loan is considered a troubled debt restructuring (“TDR”) when the borrower is experiencing documented financial difficulty and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate modifications, forbearance on principal and/or interest, partial charge-offs and changes in note structure. All loans modified in a TDR are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

For the commercial portfolio, loans modified in a TDR are separately evaluated for impairment at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is generally measured by comparing the recorded investment in the loan to the fair value of the collateral net of estimated costs to sell if the loan is collateral dependent. The Company recognizes a specific valuation allowance equal to the amount of the measured impairment, if applicable. Commercial loans modified in a TDR are classified as impaired loans for a minimum of one year.

For the consumer portfolio, loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is not impaired based on the terms of the restructuring agreement.

Upon the Company’s adoption of the recent changes to ASC 310 – Receivables, loans modified from January 2011 through June 2011 were reanalyzed to determine if those modified loans would be considered a TDR. No additional loans were identified as TDRs and no changes were made to the allowance for loan losses as a result of this analysis.

The following table provides information on loans modified as a TDR during the quarter and nine months ended September 30, 2011. The Pre-Modification Outstanding Recorded Balance is equal to the outstanding balance immediately prior to modification. The Post-Modification Outstanding Balance is equal to the outstanding balance immediately after modification.

	For the quarter ended September 30, 2011			For the nine months ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial	—	$ —	$ —	4	$ 1,066	$ 1,064
Commercial real estate secured	4	2,367	2,365	7	11,084	11,082
Residential construction and land	1	529	529	1	529	529
Commercial construction and land	—	—	—	1	1,512	1,512
Consumer	9	537	537	17	2,237	2,237

Total	14	$3,433	$3,431	30	$16,428	$16,424

The following table provides information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months.

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings that defaulted in the period and were modified in the previous twelve months:
Commercial and industrial	2	$ 843	3	$ 851
Commercial real estate secured	2	2,083	4	2,083
Residential construction and land	—	—	—	—
Commercial construction and land	—	—	—	—
Consumer	—	—	1	1,192

Total	4	$2,926	8	$4,126

4. Interest-Bearing Deposits:

Interest-bearing deposits at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
NOW accounts	$ 273,863	$ 248,662
Savings account	38,480	37,992
Money market deposits	605,312	589,197
Time deposits:
Certificates of deposit	579,020	715,030
CDARS time deposits	148,500	182,879
Out-of-local-market certificates of deposit	126,910	99,313
Brokered certificates of deposit	437,074	449,836
Public time deposits	59,030	70,697

Total time deposits	1,350,534	1,517,755

Total	$2,268,189	$2,393,606

At September 30, 2011, time deposits in the amount of $100,000 or more totaled $571.3 million compared to $645.4 million at December 31, 2010.

Brokered CDs are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Broker placement fees of $2.2 million at September 30, 2011 and $1.6 million at December 31, 2010 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of September 30, 2011, the Company had several brokered CDs that could be called after a lock-out period but before maturity. During the quarter and nine months ended September 30, 2011, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity. During the quarter and nine months ended September 30, 2010, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.

5. Other Borrowings:

Other borrowings at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011		December 31, 2010
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$ 8,996	0.10%	$ 39,249	0.14%
Term	75,000	1.55	336,336	1.80
Federal funds purchased	94,428	0.51	132,561	0.51
U.S. Treasury tax and loan note option	2,331	—	2,862	—

Total	$180,755	0.91%	$511,008	1.33%

Overnight repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities. Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

As of September 30, 2011 and December 31, 2010, the term repurchase agreements consisted of the following:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 0.39%, matured January 3, 2011, non-callable	$ —	$ 52,471
Repurchase agreement – rate 0.41%, matured January 3, 2011, non-callable	—	48,575
Repurchase agreement – rate 0.35%, matured January 5, 2011, non-callable	—	50,290
Repurchase agreement – rate 0.60%, matured June 1, 2011, non-callable	—	30,000
Structured repurchase agreement – rate 1.29%, due January 26, 2012, non-callable	10,000	10,000
Structured repurchase agreement – rate 1.24%, due March 2, 2012, non-callable	25,000	25,000
Structured repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	—	20,000
Structured repurchase agreement –rate of 1.81%, due July 29, 2015, non-callable	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009	—	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009	—	20,000

Total term repurchase agreements	$75,000	$336,336

In the third quarter of 2011, the Company modified the terms of an existing structured repurchase agreement to extend the maturity date and reduce the interest rate. The new instrument was treated as a modification of the old instrument in accordance with ASC Topic 740 - Debt. In addition, three structured repurchase agreements were terminated in the third quarter of 2011. The Company incurred a net amount of $3.4 million in early extinguishment of debt expense in the third quarter of 2011 related to these terminations. These changes were made to shift funding sources to lower cost alternatives.

6. Notes Payable and Other Advances:

Other advances at September 30, 2011 and December 31, 2010, consisted of the following:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Cole Taylor Bank:
FHLB overnight advance, 0.13%, due October 3, 2011	$205,000	$ —
FHLB overnight advance, 0.18% matured January 3, 2011	—	375,000
FHLB advance – 4.83%, matured February 1, 2011	—	25,000
FHLB advance – 2.29%, matured April 7, 2011	—	25,000
FHLB advance – 0.91%, matured June 1, 2011	—	10,000
FHLB advance – 2.84%, matured July 14, 2011	—	17,500
FHLB advance – 0.06%, due October 5, 2011, non-callable	100,000	—
FHLB advance – 0.06%, due October 12, 2011, non-callable	100,000	—
FHLB advance – 0.12%, due November 21, 2011, non-callable	250,000	—
FHLB advance – 0.13%, due December 19, 2011, non-callable	145,000	—
FHLB advance – 1.39%, due January 11, 2012, non-callable	10,000	10,000
FHLB advance – 1.64%, due August 12, 2014, non-callable	25,000	25,000
FHLB advance – 0.63%, due July 12, 2013, non-callable	20,000	—
FHLB advance – 1.87%, due August 12, 2015, non-callable	17,500	17,500

Total other advances	$872,500	$505,000

There were no notes payable outstanding at September 30, 2011 or December 31, 2010.

In the third quarter of 2011, the Company modified the terms of two existing FHLB advances to extend the maturity date and convert the fixed rate to a variable rate. The new instruments were treated as modifications of the old instruments in accordance with ASC Topic 740 - Debt. These changes were made to shift funding sources to lower cost alternatives.

At September 30, 2011, the FHLB advances were collateralized by $937.4 million of investment securities and blanket liens on $349.5 million of qualified first-mortgage residential loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at September 30, 2011, the Bank had additional borrowing capacity at the FHLB of $260.5 million. In comparison, at December 31, 2010, the FHLB advances were collateralized by $521.6 million of investment securities and a blanket lien on $167.3 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $223.6 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2011, the Bank pledged $672.9 million of commercial loans as collateral for an available $532.6 million borrowing capacity at the FRB. At December 31, 2010, the Bank had pledged $813.1 million of commercial loans as collateral for an available $504.9 million borrowing capacity.

7. Stockholders’ Equity:

The following table represents net par value of stock issuances of the Company as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000 liquidation value	$101,619	$100,389
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, 1,276,480 issued and outstanding at September 30, 2011 and December 31, 2010, $25.00 liquidation value	31,912	31,912
Series D, nonvoting, convertible; 860,378 shares authorized, 405,330 shares issued and outstanding at September 30, 2011 and December 31, 2010	4	4
Series E, 8% nonvoting, non-cumulative, convertible perpetual, 223,520 shares authorized, 223,520 shares issued and outstanding at September 30, 2011 and December 31, 2010, $25.00 liquidation value	5,588	5,588
Series G, nonvoting, convertible; 1,350,000 shares authorized, 243,182 shares issued and outstanding at September 30, 2011 and no shares issued or outstanding at December 31, 2010	2	—
Common stock, $.01 par value; 45,000,000 shares authorized; 21,670,840 shares issued at September 30, 2011 and 19,235,706 shares issued at December 31, 2010; 20,312,842 shares outstanding at September 30, 2011 and 17,877,708 shares outstanding at December 31, 2010	217	192

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

8. Other Comprehensive Income (“OCI”):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Quarter Ended September 30, 2011			For the Quarter Ended September 30, 2010
	Before			Before
	Tax	Tax	Net of	Tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$48,002	$(8,942)	$39,060	$(1,273)	$(13,317)	$(14,590)
Less: reclassification adjustment for gains included in net loss	(4,938)	2,024	(2,914)	(32,804)	12,997	(19,807)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	43,064	(6,918)	36,146	(34,077)	(320)	(34,397)
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	38	(16)	22	33	(13)	20
Change in net unrealized loss from cash flow hedging instruments	1,660	(487)	1,173	(1,331)	527	(804)
Change in net deferred gain from termination of cash flow hedging instruments	—	—	—	(633)	251	(382)

Other comprehensive income (loss)	$44,762	$(7,421)	$37,341	$(36,008)	$445	$(35,563)

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Before			Before
	Tax	Tax	Net of	Tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains on available-for-sale securities	$64,800	$(12,952)	$51,848	$ 38,623	$(17,323)	$ 21,300
Less: reclassification adjustment for gains included in net loss	(4,938)	2,024	(2,914)	(34,379)	13,621	(20,758)

Change in unrealized gains on available-for-sale securities, net of reclassification adjustment	59,862	(10,928)	48,934	4,244	(3,702)	542
Changes in deferred loss on investments transferred to held to maturity from available-for-sale	131	(50)	81	(500)	198	(302)
Change in net unrealized loss from cash flow hedging instruments	1,786	(500)	1,286	(2,341)	927	(1,414)
Change in net deferred gain from termination of cash flow hedging instruments	(1,260)	499	(761)	(2,529)	1,006	(1,523)

Other comprehensive income (loss)	$60,519	$(10,979)	$49,540	$ (1,126)	$ (1,571)	$ (2,697)

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, were allocated to other comprehensive income in accordance with ASC Topic 740 - Income Taxes.

In the third quarter of 2011, certain interest rate corridors were terminated with net termination fees of $896,000 reclassified out of OCI and recognized in noninterest income.

9. Earnings Per Share:

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated. Earnings per share for the quarter and nine months ended September 30, 2011 were calculated using the two-class method due to the profit for both periods. Basic earnings per common share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding during the period, including outstanding participating securities. Participating securities include nonvested restricted stock awards, Series D Preferred, Series E Preferred and Series G Preferred to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock based compensation using the two-class method for the participating stock, treasury stock method for warrants and options and the if-converted method for convertible preferred shares.

At September 30, 2011, common stock equivalents consisted of 829,649 options outstanding to purchase shares of common stock, 3,800,147 warrants to purchase shares of common stock, convertible Series C preferred stock which could be converted into 2,598,697 shares of common, were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Common stock equivalents related to unvested restricted stock, convertible Series D preferred stock which could be converted into 405,330 shares of common stock, convertible Series E preferred stock which could be converted into 223,520 shares of Series D preferred stock and convertible Series G preferred stock which could be converted into 220,000 shares of common stock were included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2011. Due to the net loss for the nine months ended September 30, 2010, 924,751 options outstanding to purchase shares of common stock, 3,711,097 warrants to purchase shares of common stock and Series C Preferred which could be converted into 2,598,696 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Net income (loss)	$ 9,800	$ 33,414	$ 8,795	$ (8,216)
Preferred dividends and discounts	(2,477)	(2,671)	(7,411)	(7,251)
Implied non-cash preferred dividend	—	—	—	(15,756)

Net income (loss) available to common stockholders	$ 7,323	$ 30,743	$ 1,384	$ (31,223)

Undistributed earnings allocated to common shares	$ 6,897	$ 29,803	$ 1,301	$ (30,047)
Undistributed earnings allocated to unvested restricted participating shares	132	940	30	(1,176)
Undistributed earnings allocated to preferred participating shares	294	—	53	—

Undistributed earnings allocated to common shares, unvested restricted and preferred participating securities	$ 7,323	$ 30,743	$ 1,384	$ (31,223)

Basic weighted-average common shares outstanding	19,920,269	17,742,119	19,066,380	14,248,556
Dilutive effect of common stock equivalents	98,650	2,998,096	283,223	—

Diluted weighted-average common shares outstanding	20,018,919	20,740,215	19,349,603	14,248,556

Basic income (loss) per common share	$ 0.35	$ 1.68	$ 0.07	$ (2.19)
Diluted income (loss) per common share	0.35	1.57	0.07	(2.19)

10. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has issued nonqualified stock options and restricted stock to only employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. There were no stock options granted in the quarter or nine months ended September 30, 2011. Stock options previously granted vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	910,103	$16.82
Granted	—	—
Exercised	—	—
Forfeited	(29,823)	7.82
Expired	(50,631)	23.02

Outstanding at September 30, 2011	829,649	16.77

Exercisable at September 30, 2011	556,569	21.13

As of September 30, 2011, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $776,000 and the weighted-average period over which these costs are expected to be recognized is approximately 2.2 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. However, for certain restricted stock awards granted in 2010 and 2011, vesting will be dependent on completion of service requirements and the repayment of the Series B Preferred. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock activity for the nine months ended September 30, 2011:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	538,461	$14.13
Granted	28,452	10.65
Vested	(191,005)	15.96
Forfeited	(5,613)	16.55

Nonvested at September 30, 2011	370,295	12.88

As of September 30, 2011, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.1 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.8 years.

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

	September 30, 2011
Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$ 106,920	Receive 2.27% Pay 0.255%	3.7 yrs	Other assets/ Noninterest income	$ 5,398
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay -0.0399%	12.9 yrs	Other assets/ Noninterest income	1,445

Total fair value hedging derivative instruments	166,920

Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.9 yrs	Other assets/OCI	155

Total hedging derivative instruments	321,920

Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	340,671	Pay 3.11% Receive 0.3375%	3.2 yrs	Other liabilities/ Noninterest income	(17,140)
Customer interest rate swap—receive fixed/pay variable	340,671	Receive 3.11% Pay 0.3375%	3.2 yrs	Other assets/ Noninterest income	16,782
Interest rate lock commitments	469,694	NA	0.1 yrs	Other assets/ Noninterest income	6,440
Forward loan sale commitments	406,417	NA	0.2 yrs	Other assets/ Noninterest income	(4,584)

Total non-hedging derivative instruments	1,557,453

Total derivative instruments	$1,879,373

	December 31, 2010
Product	Notional Amount	Strike Rates	Maturity	Balance Sheet/ Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$ 57,862	Receive 2.74% Pay 0.371%	4.5 yrs	Other assets/ Noninterest income	$ 1,714
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.6 yrs	Other assets/OCI	1,127

Total hedging derivative instruments	357,862

Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	232,342	Pay 3.67% Receive 0.447%	Wtd. avg. 2.6 yrs	Other liabilities/ Noninterest income	(11,630)
Customer interest rate swap—receive fixed/pay variable	232,342	Receive 3.67% Pay 0.447%	Wtd. avg. 2.6 yrs	Other assets/ Noninterest income	11,404
Interest rate lock commitments	129,015	NA	0.1 yrs	Other assets/ Noninterest income	438
Forward loan sale commitments	168,758	NA	0.1 yrs	Other assets/ Noninterest income	3,611

Total non-hedging derivative instruments	762,457

Total derivative instruments	$1,120,319

At September 30, 2011, the Company had $106.9 million of notional amount interest rate swap agreements that were designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on these interest rate swaps was $71,000 for the quarter ended September 30, 2011 and $94,000 for the nine months ended September 30, 2011, and was recorded in noninterest income.

At September 30, 2011, the Company had $60.0 million of notional amount interest rate swap agreements that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $271,000 for the quarter and nine months ended September 30, 2011, and was recorded in noninterest income.

At September 30, 2011, the Company also had $155.0 million of notional amount interest rate corridors which were designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. There was no ineffectiveness on the interest rate corridors in the quarter and nine months ended September 30, 2011. A portion of the borrowings that were hedged using these interest rate corridors have been paid, reducing the need for the full notional amount that had been hedged. Hedges with the notional amount of $145.0 million have been terminated with net termination fees of $896,000 recognized in noninterest income in the quarter ended September 30, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At September 30, 2011, $681.4 million of derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of September 30, 2011, we had notional amounts of $340.7 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of September 30, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $340.7 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

As a normal part of Cole Taylor Mortgage’s business, the Company enters into interest rate lock commitments for originated residential mortgage loans and forward loan sale commitments to sell originated residential mortgage loans. At September 30, 2011, we had notional amounts of $469.7 million of interest rate lock commitments and $406.4 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

12. Fair Value:

On January 1, 2008, the Company adopted FASB ASC Topic 820 – Fair Value Measurements and Disclosures. On January 1, 2010, the Company elected to account for held for sale residential mortgage loans originated by its residential mortgage loan operations at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. When the Company began to retain mortgage servicing rights (“MSR”) in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.

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

Loans held for sale:

At September 30, 2011, loans held for sale included $148.7 million of residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option. For all residential mortgage loans held for sale, the fair value is based on quoted market prices for similar assets in active markets and is classified in Level 2 of the fair value hierarchy.

Loans:

The Company does not record loans at their fair value on a recurring basis, except for $4.8 million of mortgage loans originated by Cole Taylor Mortgage and later transferred to the Company’s portfolio. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At September 30, 2011, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based on management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

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

Mortgage servicing rights:

The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Balance Sheets. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The mortgage servicing asset fair value is validated on a quarterly basis with a third party. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	As of September 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,197,946	$ —	$1,197,946	$ —
Loans	4,828	—	4,828	—
Loans held for sale, at fair value	148,718	—	148,718	—
Assets held in employee deferred compensation plans	2,640	2,640	—	—
Derivative instruments	23,780	—	23,780	—
Mortgage derivative instruments	6,440	—	—	6,440
Mortgage servicing rights	3,205	—	—	3,205

Liabilities:
Derivative instruments	17,140	—	17,140	—
Mortgage derivative instruments	4,584	—	4,584	—

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available-for-sale investment securities	$1,153,487	$ —	$1,153,487	$—
Loans held for sale, at fair value	259,020	—	259,020	—
Assets held in employee deferred compensation plans	2,575	2,575	—	—
Derivative instruments	14,245	—	14,245	—
Mortgage derivative instruments	4,049	—	3,611	438

Liabilities:
Derivative instruments	11,630	—	11,630	—

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarter and nine months ended September 30, 2011 and 2010 (including the change in fair value) for mortgage derivative instruments measured on a recurring basis and classified by the Company in Level 3 of the valuation hierarchy.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$ 691	$1,271	$ 438	$ —
Mortgage derivative instruments gain, net	5,749	2,325	6,002	3,596

Fair value at period end	$6,440	$3,596	$6,440	$3,596

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the quarter and nine months ended September 30, 2011 and 2010 (including the change in fair value) for mortgage servicing rights measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning Balance	$ 360	$—	$ —	$—
MSR Purchased	2,395		2,395
MSR Originations	646	—	978	—
Change in assumptions	(178)	—	(152)	—
Other changes	(18)	—	(16)	—

Fair value at period end	$3,205	$—	$3,205	$—

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of held-to-maturity securities, loans considered impaired that may require periodic adjustment to the lower of cost or fair value, loans held for sale accounted for at the lower of cost or fair value, and OREO and repossessed assets.

	As of September 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$118,208	$—	$118,208	$ —
Loans	8,818	—	4,208	4,610
OREO and repossessed assets	22,099	—	4,521	17,578

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held-to-maturity securities	$101,751	$—	$101,751	$ —
Loans	76,546	—	51,100	25,446
OREO and repossessed assets	25,590	—	4,521	21,069

At September 30, 2011, the Company had $4.6 million of impaired loans and $17.6 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 carrying value of impaired loans during the nine months ended September 30, 2011, represents sales, payments or net charge-offs of $32.8 million, three additional impaired loans with a fair value of $12.0 million and the related charge to earnings of $1.9 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the nine months ended September 30, 2011 included $4.7 million of additions and $8.2 million of sales/settlements and writedowns.

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

Loans:

The fair values of loans have been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by FASB ASC Topic 820 - Fair Value Measurements and Disclosures. Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell.

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

Other borrowings:

The carrying amount of overnight securities sold under agreements to repurchase, federal funds purchased, and the U.S. Treasury tax and loan note option, approximates fair value, as the maturities of these borrowings are short-term. Securities sold under agreements to repurchase with original maturities over one year have been valued at the present values of future cash flows using rates that approximate current market rates for instruments of like maturities.

Notes payable and other advances:

Notes payable and other advances have been valued at the present value of estimated future cash flows using rates that approximate current market rates for instruments of like maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 83,902	$ 83,902	$ 81,329	$ 81,329
Available-for-sale investments	1,197,946	1,197,946	1,153,487	1,153,487
Held-to-maturity investments	111,633	118,208	100,990	101,751
Loans held for sale	148,718	148,718	259,020	259,020
Loans, net of allowance	2,767,605	2,772,294	2,710,770	2,704,051
Investment in FHLB and FRB stock	56,767	56,767	40,032	40,032
Accrued interest receivable	14,995	14,995	15,707	15,707
Derivative financial instruments	30,220	30,220	18,294	18,294
Other assets	2,640	2,640	2,575	2,575

Total financial assets	$4,414,426	$4,425,690	$4,382,204	$4,376,246

Financial Liabilities:
Deposits without stated maturities	1,575,746	1,575,746	1,509,151	1,509,151
Deposits with stated maturities	1,350,535	1,365,251	1,517,755	1,540,863
Other borrowings	180,755	183,041	511,008	520,202
Notes payable and other advances	872,500	874,732	505,000	507,607
Accrued interest payable	4,146	4,146	8,318	8,318
Derivative financial instruments	21,724	21,724	11,630	11,630
Junior subordinated debentures	86,607	49,598	86,607	62,254
Subordinated notes, net	89,436	88,453	88,835	82,649

Total financial liabilities	$4,181,449	$4,162,691	$4,238,304	$4,242,674

Off-Balance Sheet Financial Instruments:
Unfunded commitments to extend credit	$ 4,161	$ 4,161	$ 5,417	$ 5,417
Standby letters of credit	254	254	348	348

Total off-balance sheet financial instruments	$ 4,415	$ 4,415	$ 5,765	$ 5,765

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

13. Subsequent Events:

On October 20, 2011, the Company filed a preliminary proxy statement with the SEC which includes information regarding a special meeting of the stockholders of the Company to be held on December 27, 2011. Among other proposals, at this meeting stockholders will be asked to consider amendments to the terms of the Series C Preferred and Series E Preferred, to provide the Company with the ability to convert the outstanding shares of Series C Preferred and Series E Preferred into shares of the Company’s common stock and Series G Preferred, respectively, on or before December 31, 2011. If the proposed amendments are approved by the stockholders, the Company anticipates exercising its option to convert the outstanding shares of Series C Preferred and Series E Preferred pursuant to their amended terms shortly following the meeting. The preliminary proxy statement also includes information about a common stock rights offering that the Company is contemplating.

Each of the matters to be considered at the special meeting is described in greater detail in the preliminary proxy statement.

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

Recent Legislation Impacting the Financial Services Industry

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly impacted existing bank regulation and affects the lending, deposit, investment, trading, operating and reporting activities of financial institutions and holding companies. We expect the effects of the Dodd-Frank Act to continue to increase as the Act requires adoption of numerous additional rules and regulations by various federal agencies, many of which have not yet been adopted. Management continues to monitor current developments with respect to the Dodd-Frank Act, however, because the federal agencies responsible for rule making were given significant discretion in drafting implementation rules and regulations, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for some time.

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

Income Taxes

We maintain net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods. Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends. We currently maintain a valuation allowance against substantially all of our deferred tax assets because at this time we believe it is more likely than not that all of these deferred tax assets will not be realized. This determination was largely based on the negative evidence of a cumulative loss in the most recent three-year period caused primarily by the loan loss provisions made during those periods. In addition, general uncertainty surrounding future economic and business conditions may increase the likelihood of volatility in our future earnings.

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

•

the uncertainties in estimating the fair value of underlying loan collateral, including the fair value of developed real estate and undeveloped land, in light of declining demand for such assets and continuing illiquidity in the Chicago real estate market;

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

•

the effect on operations of our customers’ changing use of our deposit products and the possibility that our wholesale and core funding sources may prove insufficient to support our operations and future growth;

•	significant restrictions on our operations as a result of our participation in the Troubled Asset Relief Program and Capital Purchase Program (“TARP CPP”);

•

the effect on our profitability if interest rates fluctuate, as well as the effect of changes in general economic conditions, continued volatility in the capital markets, our debt credit ratings, deposit flows and loan demand;

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

•	the impact on our growth and profitability from competition from other financial institutions and other financial service providers;

•	the risks associated with attracting and retaining experienced and qualified personnel, including our senior management and other key personnel in our core business lines;

•	the risks associated with implementing our business strategy and managing our growth effectively, including our ability to preserve and access sufficient capital to execute on our strategy;

•	the ability to use net operating loss carry-forwards to reduce future tax payments if an ownership change of the Company is deemed to have occurred for tax purposes;

•	uncertainty in estimating the fair value of loans held-for-sale and the possibility that we will not be able to dispose of those assets on terms acceptable to us;

•	security risks relating to our internet banking activities that could damage our reputation and our business; and

•	other economic, competitive, governmental, regulatory and technological factors impacting our operations.

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

RESULTS OF OPERATIONS

Overview

We reported net income applicable to common stockholders of $7.3 million, or $0.35 per diluted common share outstanding for the third quarter of 2011, compared to net income applicable to common stockholders of $30.7 million, or $1.57 per diluted common share outstanding, in the third quarter of 2010. For the nine months ended September 30, 2011, net income applicable to common stockholders was $1.4 million, or $0.07 per diluted common share outstanding, compared to a net loss applicable to common stockholders of $31.2 million, or $2.19 per diluted common share outstanding, during the nine months ended September 30, 2010. This increase in income applicable to common stockholders for the nine months ended September 30, 2011, was primarily the result of a decrease in credit costs, which includes the provision for loan losses and nonperforming asset expense. A one-time, non-cash charge of $15.8 million was recognized in the second quarter of 2010, which represented the value of the incremental 1.2 million shares of common stock issued in the aggregate to the holders of our Series A Preferred who exchanged their shares of Series A Preferred for shares of common stock in our May 2010 exchange offer. The third quarter of 2010 includes gain on the sale of investment securities of $32.8 million.

Highlights

•

Pre-tax, pre-provision operating earnings (a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities debt extinguishment expense and derivative termination fees, are excluded) increased 13.3% to $23.8 million for the quarter ended September 30, 2011, as compared to $21.0 million for the quarter ended September 30, 2010. During the nine months ended September 30, 2011, pre-tax, pre-provision operating earnings decreased by 2.7% to $50.7 million from $52.1 million as compared to the nine months ended September 30, 2010.

•

In the third quarter of 2011, total revenue (a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities and derivative termination fees) was $50.1 million, up from $45.7 million for the third quarter of 2010. For the nine months ended September 30, 2011, total revenue was $128.2 million, an increase from $122.8 million for the same period in 2010.

•

Noninterest income (including gains on sales of investment securities and impairment losses on investment securities) decreased to $19.4 million for the third quarter of 2011 from $44.1 million in the third quarter of 2010. For the nine months ended September 30, 2011, noninterest income was $32.7 million, a decrease of $22.0 million as compared to $54.7 million of noninterest income during the nine months ended September 30, 2010.

•

Noninterest expense increased $1.6 million to $28.2 million in the third quarter of 2011, as compared to $26.6 million during the third quarter of 2010. For the nine months ended September 30, 2011, noninterest expense was $84.5 million, an increase of $3.2 million as compared to $81.3 million of noninterest expense during the nine months ended September 30, 2010.

•

Our net interest margin was 3.25% for the third quarter of 2011, which was flat to the third quarter of 2010. Our net interest margin was 3.14% during the nine months ended September 30, 2011 as compared to 3.19% during the nine months ended September 30, 2010.

•

Nonperforming assets were $150.8 million, or 3.35%, of total assets on September 30, 2011, compared to $157.5 million, or 3.38%, of total assets on September 30, 2010. Our provision for loan losses was $16.2 million for the third quarter of 2011 and $38.3 million for the nine months ended September 30, 2011. In comparison, the provision for loan losses was $18.1 million for the third quarter of 2010 and $83.2 million for the nine months ended September 30, 2010.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision operating earnings and of revenue. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from operations period to period.

The following table reconciles the income (loss) before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
	(in thousands)
Income (loss) before income taxes	$ 9,758	$ 33,735	$ 9,002	$ (7,283)
Add back (subtract):
Credit costs:
Provision for loan losses	16,240	18,128	38,303	83,204
Nonperforming asset expense	(1,648)	1,538	3,642	10,531

Credit costs subtotal	14,592	19,666	41,945	93,735
Other:
Gains on sales of investment securities	(4,938)	(32,804)	(4,938)	(34,379)
Derivative termination fees	896	—	896	—
Early extinguishment of debt	3,444	378	3,444	378
Impairment of investment securities	—	—	381	—

Other subtotal	(598)	(32,426)	(217)	(34,001)

Pre-tax, pre-provision operating earnings	$23,752	$ 20,975	$50,730	$ 52,451

The following table details the components of revenue for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
	(in thousands)
Net interest income	$34,718	$ 34,367	$ 99,148	$102,512
Noninterest income	19,432	44,142	32,704	54,674
Add back (subtract):
Gains on sales of investment securities	(4,938)	(32,804)	(4,938)	(34,379)
Derivative termination fees	896	—	896	—
Impairment of investment securities	—	—	381	—

Revenues	$50,108	$ 45,705	$128,191	$122,807

Net Interest Income

Net interest income is our principal source of earnings and is the difference between total interest income and fees generated by interest-earning assets and total interest expense incurred by interest-bearing liabilities. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities and the level of rate earned or incurred on those assets and liabilities.

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Net interest income was $34.7 million for the third quarter of 2011, an increase of $351,000, or 1.0%, from $34.4 million for the third quarter of 2010.

Our net interest margin was 3.25% for the third quarter of 2011, which was flat compared to the third quarter of 2010. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Declines in interest-earning asset yields were offset by significant deposit repricing and other funding related transactions.

The yield on average earning assets decreased from 4.88% in the third quarter of 2010 to 4.41% in the third quarter of 2011 due to decreased yields on both loans and investment securities. The yield earned on loans declined to 4.76% in the third quarter of 2011 from 5.11% in the third quarter of 2010. This variance was in part driven by growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the yield on loan balances. Offsetting the growth in mortgage loans were declines in commercial loans. The yield on the investment securities portfolio decreased to 3.66% in the third quarter of 2011 from 4.34% in the third quarter of 2010.

The yield on total interest-bearing liabilities declined from 2.00% in the third quarter of 2010 to 1.45% in the third quarter of 2011. The third quarter of 2011 included significant, anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits. The decline was also due in part to funding-related transactions, including the termination of certain derivative contracts and early extinguishment of debt in the third quarter of 2011. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expense.

Average interest-earning assets during the third quarter of 2011 were $4.30 billion as compared to $4.29 billion during the third quarter of 2010, an increase of $11.6 million, or 0.3%. Average investment balances increased $92.0 million, or 7.2%, between those two periods and average loan balances decreased $81.3 million, or 2.7%.

Total average interest-bearing deposits balances decreased to $2.28 billion in the third quarter of 2011, compared to $2.39 billion in the third quarter of 2010, a decrease of $112.6 million, primarily due to a decrease in time deposits.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net interest income was $99.1 million for the nine months ended September 30, 2011, compared to $102.5 million for the nine months ended September 30, 2010, a decrease of $3.4 million, or 3.3%.

Our net interest margin was 3.14% during the nine months ended September 30, 2011 as compared to 3.19% during the nine months ended September 30, 2010. Net interest margin decreased due to lower average loan balances and lower yields on loans and investment securities, partially offset by a reduction in funding costs.

The yield on interest-earning assets was 4.46% for the first nine months of 2011 compared to 4.90% for the first nine months of 2010. The decrease is due to decreases in both rates and volumes on investment securities and loans. The loan yield decreased from 5.10% for the nine months ended September 30, 2010 to 4.82% for the nine months ended September 30, 2011. A large portion of this variance is due to growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the overall yield on loan balances.

Commercial and commercial real estate loan balances and rates declined from the first nine months of 2010 to the first nine months of 2011. The yield on investment securities declined from 4.46% for the nine months ended September 30, 2010 to 3.71% for the nine months ended September 30, 2011.

The yield on total interest-bearing liabilities declined from 2.10% for the nine months ended September 30, 2010 to 1.64% for the nine months ended September 30, 2011. Anticipated significant deposit repricing occurred in the nine month period ended September 30, 2011, primarily in customer certificates of deposit and brokered certificates of deposits. In addition, the yield declined due to funding-related transactions, including the termination of certain derivative contracts and early extinguishment of debt in the first nine months of 2011. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expense.

Average interest-earning assets during the first nine months of 2011 were $4.28 billion as compared to $4.38 billion during the first nine months of 2010, a decrease of $97.5 million, or 2.2%. Average investment balances increased $13.6 million, or 1.0%, between those two periods and average loan balances decreased $111.9 million, or 3.7%.

Average interest-bearing deposits balances decreased to $2.38 billion for the nine months ended September 30, 2011, compared to $2.39 billion in the nine months ended September 30, 2010, a decrease of $14.6 million. A decrease in time deposits was partially offset by an increase in interest-bearing demand deposits.

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

	Quarter Ended September 30, 2011 Versus Quarter Ended September 30, 2010 Increase/(Decrease)			Nine Months Ended September 30, 2011 Versus Nine Months Ended September 30, 2010 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$ 950	$(2,255)	$(1,305)	$ 449	$ (7,659)	$ (7,210)
Cash equivalents	2	(2)	—	6	(2)	4
Loans	(1,025)	(2,583)	(3,608)	(4,154)	(6,195)	(10,349)

Total interest-earning assets			(4,913)			(17,555)

INTEREST PAID ON:
Interest-bearing deposits	(474)	(3,469)	(3,943)	(212)	(11,515)	(11,727)
Total borrowings	444	(1,532)	(1,088)	(1,718)	(24)	(1,742)

Total interest-bearing liabilities			(5,031)			(13,469)

Net interest income, tax-equivalent	$ 323	$ (205)	$ 118	$(1,924)	$ (2,162)	$ (4,086)

*	The calculation of the rate and volume variances included in this table has been updated to provide a more precise division between the two variances. There is no impact to the net increase/decrease; only the calculation of the individual rate and volume variances has changed.

Tax-Equivalent Adjustments to Yields and Margins

As part of our evaluation of net interest income, we analyze our consolidated average balances, our yield on average interest-earning assets and the cost of average interest-bearing liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average balance of assets or liabilities. Because management analyzes net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis, assuming a tax rate of 35.0%. This assumed tax rate may differ from our actual effective income tax rate. In addition, the interest-earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully taxable equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of operations. In addition, the interest-earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net interest income as stated	$34,718	$34,367	$ 99,148	$102,512
Tax-equivalent adjustment-investments	377	618	1,182	1,933
Tax-equivalent adjustment-loans	33	25	104	75

Tax-equivalent net interest income	$35,128	$35,010	$100,434	$104,520

Yield on earning assets without tax adjustment	4.37%	4.82%	4.42%	4.84%
Yield on earning assets - tax-equivalent	4.41%	4.88%	4.46%	4.90%

Net interest margin without tax adjustment 2.69	3.21%	3.19%	3.10%	3.13%
Net interest margin - tax-equivalent 2.7	3.25%	3.25%	3.14%	3.19%

Net interest spread without tax adjustment	2.93%	2.82%	2.78%	2.74%
Net interest spread - tax-equivalent	2.97%	2.88%	2.82%	2.80%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended September 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,291,403	$11,391	3.53%	$1,157,721	$12,007	4.15%
Tax-exempt (tax-equivalent) (2)	70,227	1,077	6.13	111,913	1,766	6.31

Total investment securities	1,361,630	12,468	3.66	1,269,634	13,773	4.34

Cash Equivalents	2,049	4	0.76	1,191	4	1.31

Loans (2) (3):
Commercial and commercial real estate	2,626,769	31,665	4.72	2,763,639	35,865	5.08
Residential real estate mortgages	236,984	2,414	4.07	164,086	1,798	4.38
Home equity and consumer	73,028	773	4.20	90,359	985	4.32
Fees on loans	—	385		—	197

Net loans (tax-equivalent) (2)	2,936,781	35,237	4.76	3,018,084	38,845	5.11

Total interest-earning assets (2)	4,300,460	47,709	4.41	4,288,909	52,622	4.88

NON-EARNING ASSETS:
Allowance for loan losses	(114,298)			(111,959)
Cash and due from banks	90,472			84,943
Accrued interest and other assets	135,177			185,528

TOTAL ASSETS	$4,411,811			$4,447,421

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$ 861,379	1,612	0.74	$ 874,559	2,204	1.00
Savings deposits	38,818	7	0.07	40,545	9	0.09
Time deposits	1,376,460	4,886	1.41	1,474,122	8,235	2.22

Total interest-bearing deposits	2,276,657	6,505	1.13	2,389,226	10,448	1.73

Other borrowings	277,412	1,131	1.60	535,991	2,097	1.53
Notes payable and other advances	723,777	995	0.54	393,067	1,199	1.19
Junior subordinated debentures	86,607	1,445	6.67	86,607	1,471	6.79
Subordinated notes	89,340	2,505	11.22	85,460	2,397	11.22

Total interest-bearing liabilities	3,453,793	12,581	1.45	3,490,351	17,612	2.00

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	646,946			602,903
Accrued interest, taxes, and other liabilities	54,808			67,689

Total noninterest-bearing liabilities	701,754			670,592

STOCKHOLDERS’ EQUITY	256,264			286,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,411,811			$4,447,421

Net interest income (tax-equivalent) (2)		$35,128			$35,010

Net interest spread (tax-equivalent) (2) (4)			2.97%			2.88%

Net interest margin (tax-equivalent) (2) (5)			3.25%			3.25%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,291,185	$ 34,596	3.57%	$1,233,794	$ 39,662	4.29%
Tax-exempt (tax-equivalent) (2)	72,953	3,377	6.17	116,784	5,522	6.30

Total investment securities	1,364,138	37,973	3.71	1,350,578	45,184	4.46

Cash Equivalents	1,542	10	0.86	717	6	1.10

Loans (2) (3):
Commercial and commercial real estate	2,645,709	95,927	4.78	2,795,720	107,133	5.05
Residential real estate mortgages	191,579	5,996	4.17	133,782	4,430	4.42
Home equity and consumer	76,018	2,433	4.28	95,663	3,064	4.28
Fees on loans		662		—	739

Net loans (tax-equivalent) (2)	2,913,306	105,018	4.82	3,025,165	115,366	5.10

Total interest-earning assets (2)	4,278,986	143,001	4.46	4,376,460	160,556	4.90

NON-EARNING ASSETS:
Allowance for loan losses	(122,430)			(110,670)
Cash and due from banks	98,711			77,976
Accrued interest and other assets	122,335			156,098

TOTAL ASSETS	$4,377,602			$4,499,864

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$ 857,512	5,136	0.80	$ 798,028	6,493	1.09
Savings deposits	38,453	22	0.08	40,783	24	0.08
Time deposits	1,480,440	17,999	1.63	1,552,213	28,367	2.44

Total interest-bearing deposits	2,376,405	23,157	1.30	2,391,024	34,884	1.95

Other borrowings	368,354	4,446	1.59	535,771	6,851	1.69
Notes payable and other advances	549,035	3,138	0.75	491,722	3,997	1.07
Junior subordinated debentures	86,607	4,334	6.67	86,607	4,355	6.70
Subordinated notes	89,141	7,492	11.21	69,465	5,949	11.42

Total interest-bearing liabilities	3,469,542	42,567	1.64	3,574,589	56,036	2.10

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	621,127			597,904
Accrued interest, taxes, and other liabilities	53,777			53,817

Total noninterest-bearing liabilities	674,904			651,721

STOCKHOLDERS’ EQUITY	233,156			273,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,377,602			$4,499,864

Net interest income (tax-equivalent) (2)		$100,434			$104,520

Net interest spread (tax-equivalent) (2) (4)			2.82%			2.80%

Net interest margin (tax-equivalent) (2) (5)			3.14%			3.19%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Nine Months Ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
	(in thousands)
Service charges	$ 2,897	$ 2,783	$ 8,483	$ 8,421
Mortgage origination revenue	7,571	6,308	11,331	8,503
Gain (loss) on disposition of bulk purchased mortgage loans	30	(410)	99	(2,437)
Gains on sales of investment securities	4,938	32,804	4,938	34,379
Other derivative income	2,735	1,127	3,682	1,294
Letter of credit and other loan fees	988	1,070	3,041	3,057
Other noninterest income	273	460	1,130	1,457

Total noninterest income	$19,432	$44,142	$32,704	$54,674

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Total noninterest income was $19.4 million during the third quarter of 2011, compared to $44.1 million in the third quarter of 2010, a decrease of $24.7 million, or 56.0%. Gains on the sale of investment securities decreased from $32.8 million in the third quarter of 2010 to $4.9 million in the third quarter of 2011. Mortgage origination revenue generated from Cole Taylor Mortgage totaled $7.6 million in the third quarter of 2011, an increase of $1.3 million from the third quarter of 2010, driven by increased loan fundings due to lower mortgage interest rates in the third quarter of 2011 and expansion of the national mortgage platform. Other derivative income increased $1.6 million from the third quarter of 2010 to the third quarter of 2011 due to an increase in the number and the size of fees collected on customer swaps. Other derivative income in the third quarter of 2011 includes net termination fees of $896,000 related to the termination of certain derivative contracts.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Total noninterest income was $32.7 million during the nine months ended September 30, 2011, compared to $54.7 million in the nine months ended September 30, 2010, a decrease of $22.0 million or 40.2%. Noninterest income decreased largely due to gains on the sale of investment securities of $34.4 million and losses relating to bulk purchased mortgage loans of $2.4 million recognized in the nine months ended September 30, 2010. Mortgage origination revenue generated from Cole Taylor Mortgage, which began operations in the first quarter of 2010, increased $2.8 million for the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Other derivative income increased $2.4 million for the nine months ended September 30, 2010 to the nine months ended September 30, 2011 as a result of an increase in the number and the size of fees collected on customer swaps. Other derivative income in the nine months ended September 30, 2011, included termination fees of $896,000 related to the termination of certain derivative contracts. Other noninterest income in the nine months ended September 30, 2011 includes a $381,000 impairment charge on an investment security.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Nine Months Ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$12,871	$11,747	$39,438	$33,005
Sign-on bonuses and severance	20	44	95	259
Incentives, commissions, and retirement benefits	2,571	2,015	5,801	4,401

Total salaries and employee benefits	15,462	13,806	45,334	37,665
Occupancy of premises, furniture and equipment	2,707	2,668	8,200	7,975
Nonperforming asset expense	(1,648)	1,538	3,642	10,531
FDIC assessment	1,626	2,178	5,073	6,361
Early extinguishment of debt	3,444	378	3,444	378
Legal fees, net	1,081	1,481	2,901	3,727
Other noninterest expense	5,480	4,597	15,953	14,628

Total noninterest expense	$28,152	$26,646	$84,547	$81,265

Efficiency Ratio	56.18%	58.30%	65.95%	66,17%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Noninterest expense increased $1.5 million, or 5.7%, to $28.2 million in the third quarter of 2011, as compared to $26.6 million during the third quarter of 2010. The higher level of noninterest expense during the third quarter of 2011 is primarily the result of expense related to early extinguishment of debt and higher salaries and employee benefits, offset primarily by lower nonperforming asset expenses.

The third quarter of 2011 includes $3.4 million in early extinguishment of debt expense due to the decision to shift funding sources to lower cost alternatives.

Total salaries and employee benefits expense during the third quarter of 2011 was $15.5 million, compared to $13.8 million during the third quarter of 2010, an increase of $1.7 million or 12.0%. This increase was primarily driven by higher base salaries resulting from an increased number of employees at Cole Taylor Mortgage. The number of full time equivalent employees was 611 at September 30, 2011, as compared to 560 at September 30, 2010. This increase was primarily due to 50 new employees at Cole Taylor Mortgage. Incentives, commissions and retirement benefits increased $556,000 for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2011, primarily due to increased incentive expense at Cole Taylor Mortgage.

Nonperforming asset expense totaled a negative $1.6 million for the quarter ended September 30, 2011, compared to $1.5 million expense for the quarter ended September 30, 2010. This decrease was due to the reversal of reserves for unfunded commitments associated with nonperforming loans that were resolved during the third quarter of 2011, lower write-downs on other real estate owned (“OREO”) and gain on several property sales in the third quarter of 2011.

Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment.

For assets held for sale, nonperforming asset expense related to OREO and other repossessed assets includes costs associated with owning and managing these assets, including real estate taxes, insurance, utilities and property management costs as well as any subsequent write-downs required by changes in the fair value of the assets and any gains or losses on dispositions. In addition, nonperforming asset expense included losses on impaired and nonaccrual commercial loans classified as held for sale due to additional write-downs related to declines in the fair value subsequent to when such assets were classified as held for sale.

Nonperforming asset expense related to loans held for investment includes expenses incurred by the Company’s loan workout function for collection and foreclosure costs, receiver fees and expenses, and any other expenses incurred to protect the Company’s interests in any loan collateral. In addition, nonperforming asset expense includes changes in the liability that the Company established for estimated probable losses from off-balance sheet commitments associated with impaired loans, such as standby letters of credit or unfunded loan commitments.

A quantification of the amount of expense in each of these categories for the periods indicated is as follows:

	For the Quarter Ended
	Sep. 30, 2011	Sep. 30, 2010
	(in thousands)
Held for sale	$ 504	$2,021
Held for investment	(2,152)	(483)

Total	$(1,648)	$1,538

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, noninterest expense was $84.5 million, an increase of $3.2 million as compared to $81.3 million of noninterest expense during the nine months ended September 30, 2010. The higher level of noninterest expense in the nine months ended September 30, 2011 is primarily attributable to higher salaries and benefits expense, early extinguishment of debt expense, partially offset by decreases in nonperforming asset expense, FDIC assessment expense and legal fees.

The nine months ended September 30, 2011 included $3.4 million in early extinguishment of debt expense due to the decision to shift funding sources to lower cost alternatives.

Total salaries and employee benefits expense totaled $45.3 million for the nine months ended September 30, 2011, as compared to $37.7 million during the nine months ended September 30, 2010, an increase of $7.6 million. The growth of Cole Taylor Mortgage and the related headcount additions resulted in a large portion of the increased salaries and benefits expense. An increase in the number of employees in the asset-based lending group also resulted in an increase in salaries and benefits expense. Incentives, commissions and retirement benefits increased $1.4 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due to increased incentive expense at Cole Taylor Mortgage and an increase in other retirement expenses.

For the nine months ended September 30, 2011, nonperforming asset expense decreased to $3.6 million from $10.5 million for the same period a year ago. Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. Nonperforming asset expense during the nine months ended September 30, 2010 included a $3.2 million write-down associated with the transfer to the loan portfolio of certain nonperforming commercial loans held for sale. The transfer occurred at the lower of cost or fair value. A lower amount of write-downs on OREO and repossessed assets were required in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. In addition, expense decreased due to the reversal of reserves for unfunded commitments associated with nonperforming loans that were resolved during the nine months ended September 30, 2011.

A quantification of the amount of expenses in the held for sale and held for investment categories for the periods indicated is as follows:

	For the Nine Months Ended
	Sep. 30, 2011	Sep. 30, 2010
	(in thousands)
Held for sale	$3,828	$9,317
Held for investment	(186)	1,214

Total	$3,642	$10,531

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that the entity is operating more efficiently.

Our efficiency ratio was 56.18% in the third quarter of 2011, compared to 58.30% during the third quarter of 2010. The decrease in the efficiency ratio primarily is the result of higher net interest income and noninterest income in the third quarter of 2011, compared to the third quarter of 2010.

Our efficiency ratio was 65.95% for the first nine months of 2011, compared to 66.17% for the first nine months of 2010. The slightly lower ratio in 2011 was the result of increases in net interest income and noninterest income.

Income Taxes

Income tax expense for the first nine months of 2011 and 2010 includes the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in other comprehensive income. In addition, expense for the first nine months of 2011 includes an income tax benefit due to a change in the State of Illinois tax rate as applied to our beginning of the year net recorded deferred tax asset after valuation allowance.

FINANCIAL CONDITION

Overview

Total assets increased $19.4 million, or 0.4%, to $4.50 billion at September 30, 2011 from total assets of $4.48 billion at December 31, 2010, as a result of increases in loans and available-for-sale investment securities. Loans totaled $2.77 billion at September 30, 2011, an increase of $56.8 million from December 31, 2010 and available-for-sale investment securities totaled $1.20 billion at September 30, 2011, an increase of $44.5 million from December 30, 2010. These increases were partially offset by a decrease of $110.3 million in loans held for sale. Total liabilities decreased $60.7 million to $4.21 billion at September 30, 2011 from $4.28 billion at December 31, 2010, resulting from lower interest-bearing deposits and other borrowings, partially offset by increases in FHLB advances. Total stockholders’ equity at September 30, 2011 was $288.9 million, compared to $208.8 million at December 31, 2010, reflecting the impact of a $25 million capital raise in the first nine months of 2011, an increase in the net unrealized gain position of the investment securities portfolio and net income for the nine months ended September 30, 2011.

Investment Securities

Investment securities totaled $1.31 billion at September 30, 2011, compared to $1.25 billion at December 31, 2010, an increase of $55.1 million, or 4.4%. During the nine months ended September 30, 2011, we purchased approximately $168.4 million of investments securities, mostly mortgage-related securities. A total of $6.9 million of municipal obligations either matured or were called.

As of September 30, 2011, mortgage related securities (at estimated fair value) comprised approximately 93% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.

At September 30, 2011, we had a net unrealized gain of $38.6 million in our available-for-sale investment portfolio, which was comprised of $40.8 million of gross unrealized gains and $2.2 million of gross unrealized losses. At December 31, 2010, the net unrealized loss was $21.3 million, which was comprised of $7.6 million of gross unrealized gains and $28.9 million of gross unrealized losses. The gross unrealized losses at September 30, 2011 related to six investment securities with a carrying value of $21.0 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analyses to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the six securities with gross unrealized losses at September 30, 2011, only four securities have been in a loss position for 12 months or more and none had other-than-temporary impairment for the nine months ended September 30, 2011.

One additional investment security was evaluated for other-than-temporary impairment at September 30, 2011. This security is in our state and municipal obligation portfolio and was received in 2008 in a loan workout arrangement. Scheduled payments were received as agreed since 2008, up to the May 2011 interest payment, which was not received. Even though this obligation has not been in an unrealized loss position for over 12 months, this security was evaluated for other-than-temporary impairment because we believe that it will not recover the scheduled payments of principal and interest as specified in the bond agreement. A cashflow analysis was performed and an other-than-temporary impairment charge of $381,000 was recorded against earnings in the second quarter of 2011. No payments were scheduled to be received during the third quarter of 2011 and no adjustments to the amount of other-than-temporary impairment were recorded during the third quarter of 2011.

As a member of FHLB, we are required to hold FHLB stock based on the Bank’s asset size and the amount of borrowings from the FHLBC. At September 30, 2011, we held $45.1 million of FHLBC stock and maintained $872.5 million of FHLB advances. Currently, the FHLBC is under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans

Total loans held in our portfolio increased $56.8 million to $2.77 billion at September 30, 2011, from total loans held in our portfolio of $2.71 billion at December 31, 2010. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured and construction and land loans, decreased $76.1 million, or 2.8%. The decrease in commercial loans during the nine months ended September 30, 2011 consisted of a $102.5 million, or 9.1%, decrease in commercial real estate secured loans and a $32.8 million decrease, or 31.5%, in residential real estate construction and land loans. These decreases were partly offset by a $46.5 million, or 3.4%, increase in C&I loans and a $12.7 million, or 12.0% increase in commercial real estate construction and land loans. Consumer-oriented loans increased by $114.1 million, or 74.8%, from December 31, 2010 to September 30, 2011.

C&I loans are made to businesses or to individuals for business purposes. C&I loans are made on either a secured or unsecured basis for a wide range of business purposes, terms, and maturities. These loans are made primarily in the form of seasonal or working-capital loans or term loans. Repayment of these loans is generally provided through the operating cash flow of the borrower.

The risk characteristics of C&I loans are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment, changes in interest rates and money supply, and other factors that affect the borrower’s operations and the value of the underlying collateral. The Company’s credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. The Company’s C&I loan portfolio is comprised of loans made to a variety of businesses in a diverse range of industries. This portfolio diversification is a significant factor used to mitigate the risk associated with fluctuations in economic conditions.

C&I loans also include those loans made by the Company’s asset-based lending division. Asset-based loans are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory, equipment and other fixed assets, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral coverage, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of the Company’s asset-based lending, the risk of these loans is also diversified by geography.

Commercial real estate loans on completed properties include loans for the purchase of real property or for other business purposes where the primary collateral is the underlying real property. The Company’s commercial real estate loans consist of loans on commercial owner-occupied properties and investment properties. Investment properties refer to multi-family residences and income producing non-owner occupied commercial real estate, including retail strip centers or malls, office and mixed use properties and other commercial and specialized properties, such as nursing homes, gas stations and convenience stores, churches, hotel, and motels. Repayment of these loans is generally provided through the operating cash flow of the property.

The risk in a commercial real estate loan depends primarily on the loan amount in relation to the value of the underlying collateral, the interest rate, and the borrower’s ability to repay in a timely fashion. The credit risk of these loans is influenced by general economic and market conditions and the resulting impact on a borrower’s operation of the owner-occupied business or upon the fluctuation in value and earnings performance of an income producing property. In addition, the value of the underlying collateral is influenced by local real estate market trends and general economic conditions. Credit risk is managed in this portfolio through underwriting standards, knowledge of the local real estate markets, periodic reviews of the loan collateral and the borrowers’ financial condition. In addition, all commercial real estate loans are supported by an independent third party appraisal at inception.

Residential real estate construction and land loans primarily consist of loans to real estate developers to construct single-family homes, town-homes and condominium conversions. Commercial real estate construction and land loans primarily consist of loans to construct commercial real estate or income-producing properties. Both the residential and commercial real estate construction and land loans are repaid from proceeds from the sale of the finished units by the developer or may be converted to commercial real estate loans at the completion of the construction process. The risk characteristics of these loans are influenced by national and local economic conditions, including the rate of unemployment and consumer confidence and the related impact that these conditions have on demand, housing prices and real estate values. In addition, credit risk on individual projects is influenced by the developers’ ability and efficiency in completing construction, selling finished units or obtaining tenants to occupy these properties. Credit risk for these loans is primarily managed by underwriting standards, lending primarily in local markets to developers with whom the Company has experience and ongoing oversight of project progress.

The Company’s consumer loans consist of open and closed-end credit extended to individuals for household, family, and other personal expenditures. Consumer loans primarily include loans to individuals secured by their personal residence, including first mortgages and home equity and home improvement loans. The primary risks in consumer lending are loss of income of the borrower that can result from job losses or unforeseen personal hardships due to medical or family issues that may impact repayment. In the case of first and second mortgage or home equity lending, a significant reduction in the value of the asset financed can influence a borrower’s ability to repay the loan. Because the size of consumer loans is typically smaller than commercial loans, the risk of loss on an individual consumer loan is usually less than that of a commercial loan. Credit risk for these loans is managed by reviewing creditworthiness of the borrower, monitoring payment histories and obtaining adequate collateral positions.

The composition of our loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,398,337	49%	$1,351,862	47%
Commercial real estate secured	1,017,899	35	1,120,361	40
Residential construction and land	71,227	3	104,036	4
Commercial construction and land	119,157	4	106,423	4

Total commercial loans	2,606,620	91	2,682,682	95
Consumer-oriented loans	266,790	9	152,657	5

Gross loans	2,873,410	100%	2,835,339	100%
Less: Unearned discount	—		(1)

Total loans	2,873,410		2,835,338
Less: Allowance for loan losses	(105,805)		(124,568)

Portfolio loans, net	$2,767,605		$2,710,770

Loans Held for Sale	$148,718		$259,020

Total C&I loans accounted for 49% of the loan portfolio and totaled $1.40 billion at September 30, 2011, compared to 47% of the loan portfolio and totaled $1.35 billion at December 31, 2010.

Our commercial real estate secured loans decreased $102.5 million, or 9.1%, to $1.02 billion at September 30, 2011, as compared to $1.12 billion at December 31, 2010. Commercial real estate loans were 35% of the loan portfolio at September 30, 2011, compared to 40% at December 31, 2010. Most of the reduction was due to fewer loans secured by non-owner occupied commercial properties. Approximately 91% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

The following table presents the composition of our commercial real estate secured portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
	Balance	Percentage of Total Commercial Real Estate Secured Loans	Balance	Percentage of Total Commercial Real Estate Secured Loans
	(dollars in thousands)
Commercial non-owner occupied:*
Retail strip centers or malls	$154,302	15%	$198,527	18%
Office/mix use property	105,381	10	116,726	10
Commercial properties	130,440	13	147,920	13
Specialized – other	77,029	8	82,332	7
Other commercial properties	40,052	4	43,595	4

Subtotal commercial non-owner occupied	507,204	50	589,100	52
Commercial owner occupied	418,739	41	411,519	37
Multi-family properties	91,956	9	119,742	11

Total commercial real estate secured	$1,017,899	100%	$1,120,361	100%

*	As a result of our recent core system conversion, we identified certain sub-codings within our loan system that changed the characterization of certain commercial real estate non-owner occupied loans to owner occupied real estate. Although there was no impact to the calculation of the total commercial real estate loans, we have adjusted the table above to reflect the revised classifications for all periods presented.

Our residential construction and land loans decreased by $32.8 million, or 31.5%, to $71.2 million at September 30, 2011, as compared to $104.0 million at December 31, 2010. We continue to actively reduce our exposure to this portion of our loan portfolio.

The composition of our residential real estate construction and land portfolio as of the dates indicated was as follows:

	September 30, 2011			December 31, 2010
	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans	Balance	Percentage of Total Construction Loans	Percentage of Gross Loans
	(dollars in thousands)
Residential properties:
Single family attached and detached housing	$3,550	5%	0.1%	$13,585	13%	0.5%
Condo (new & conversions)	31,013	44	1.1	39,994	38	1.4
Multi-family	7,978	11	0.3	18,159	18	0.6
Completed for sale	8,801	12	0.3	8,947	9	0.3

Total residential construction	51,342	72	1.8	80,685	78	2.8
Land – unimproved & farmland	12,001	17	0.4	14,049	14	0.5
Land – improved & entitled	1,494	2	0.1	1,871	1	0.1
Land – under development	6,390	9	0.2	7,431	7	0.2

Total land	19,885	28	0.7	23,351	22	0.8

Total residential construction and land	$71,227	100%	2.5%	$104,036	100%	3.6%

Commercial construction and land loans totaled $119.2 million at September 30, 2011, as compared to $106.4 million at December 31, 2010, an increase of $12.8 million, or 12.0%.

Total consumer-oriented loans, which include residential real estate mortgages, bulk purchased mortgage loans, home equity loans and lines of credit and other consumer loans, increased $114.1 million, or 74.8%, to $266.8 million at September 30, 2011. This increase was driven by mortgages originated by Cole Taylor Mortgage being held in portfolio, rather than sold in the secondary market.

Loans Held for Sale

At September 30, 2011, we held $148.7 million of loans classified as held for sale as compared to $259.0 million at December 31, 2010. At September 30, 2011 and December 31, 2010, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $142.9 million at September 30, 2011, with an unrealized gain of $5.8 million which was included in mortgage origination revenues in noninterest income on the Consolidated Statements of Operations.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$55	$56
Nonaccrual loans
Commercial and industrial	55,052	71,438	31,052
Commercial real estate secured	39,305	42,221	46,396
Residential construction and land	7,529	20,660	17,432
Commercial construction and land	6,172	12,734	12,232
Consumer-oriented	13,476	12,632	11,251

Total nonaccrual loans	121,534	159,685	118,363

Total nonperforming loans	121,534	159,740	118,419
OREO and repossessed assets	29,237	31,490	39,063

Total nonperforming assets	$150,771	$191,230	$157,482

Performing restructured loans	$11,365	$29,786	$26,548
Nonperforming loans to total loans	4.02%	5.16%	3.90%
Nonperforming assets to total loans plus repossessed property	4.94%	6.12%	5.13%
Nonperforming assets to total assets	3.35%	4.26%	3.38%

Nonperforming assets were $150.8 million, or 3.35% of total assets on September 30, 2011, compared to $191.2 million, or 4.26% of total assets on December 31, 2010, and $157.5 million, or 3.38% of total assets at September 30, 2010. During the nine months ended September 30, 2011, $57.1 million of nonperforming loans were charged-off and $15.1 million of loans were transferred to OREO.

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

For impaired loans that are collateral dependent, the Company’s practice is to obtain an updated appraisal every nine to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. OREO and repossessed assets require an updated appraisal at least annually. The Company has established policies and procedures related to appraisals and maintains a list of approved appraisers who have met specific criteria. In addition, the Company’s policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review by a qualified third party to ensure the consistency and quality of the appraisal and valuation. The Company discounts appraisals for estimated selling costs, and, when appropriate, considers the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.

C&I loans are the largest category of nonaccrual loans at $55.1 million and comprise approximately 45% of all nonaccrual loans. The largest decreases in nonaccrual loans for the nine months ended September 30, 2011 were $13.1 million, or 63.6%, in residential construction and land loans and $6.6 million, or 51.5%, in commercial construction and land loans.

Other real estate owned and repossessed assets

OREO and repossessed assets totaled $29.2 million at September 30, 2011, as compared to $31.5 million at December 31, 2010 and $39.1 million at September 30, 2010. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Nine Months Ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
	(in thousands)
Balance at beginning of period	$27,857	$28,169	$31,490	$26,231
Transfers from loans	5,109	13,174	15,083	30,751
Additional investment in foreclosed properties	—	—	—	—
Dispositions	(3,552)	(1,889)	(14,221)	(10,577)
Additional impairment	(177)	(391)	(3,115)	(7,342)

Balance at end of period	$29,237	$39,063	$29,237	$39,063

The level of OREO and repossessed assets has decreased during the first nine months of 2011. During the nine months ended September 30, 2011, we transferred $15.1 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $9.3 million from our residential construction and land portfolio and $2.1 million from our commercial real estate secured portfolio. During the first nine months of 2011, we sold several OREO properties and received proceeds of $652,000 as a settlement on legal proceedings involving a repossessed asset that had a carrying value of $531,000. We also reduced the carrying value of certain OREO and repossessed assets by $3.1 million during the first nine months of 2011 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio.

Impaired loans

At September 30, 2011, impaired loans totaled $119.5 million, compared to $181.1 million at December 31, 2010, and $133.7 million at September 30, 2010. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2010
	(in thousands)
Impaired loans:
Commercial and industrial	$57,534	$78,804	$35,466
Commercial real estate secured	41,481	63,831	63,835
Residential construction and land	10,281	24,190	20,963
Commercial construction and land	7,684	12,734	12,232
Consumer-oriented loans	2,492	1,522	1,165

Total impaired loans	$119,472	$181,081	$133,661

Recorded balance of impaired loans:
With related allowance for loan losses	$79,531	$136,404	$105,257
With no related allowance for loan losses	39,941	44,677	28,404

Total impaired loans	$119,472	$181,081	$133,661

Allowance for losses on impaired loans:
Commercial and industrial	$26,535	$35,258	$7,435
Commercial real estate secured	4,693	10,940	16,215
Residential construction and land	438	5,189	2,793
Commercial construction and land	385	8,470	5,314

Total allowance for losses on impaired loans	$32,051	$59,857	$31,757

The decrease in impaired loans during the nine months ended September 30, 2011 primarily resulted from charge-offs. The allowance for loan losses related to impaired loans decreased during 2011 and totaled $32.1 million at September 30, 2011, as compared to $59.9 million at December 31, 2010 and $31.8 million at September 30, 2010. The decrease in the allowance for losses on impaired loans in 2011 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. The percentage of allowance on impaired loans to total impaired loans decreased to 26.8% at September 30, 2011, compared to 33.1% at December 31, 2010. C&I loans comprised approximately 48% of all impaired loans and 83% of the allowance for loan losses on impaired loans at September 30, 2011.

Through an individual impairment analysis, we determined that at September 30, 2011, $79.5 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $32.1 million. We also held $39.9 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At September 30, 2011, we held $11.3 million of loans classified as performing restructured loans (performing troubled debt restructurings which includes commercial loans of $8.9 million and consumer loans of $2.4 million.

The balance of nonaccrual and impaired loans as of September 30, 2011 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$108,058	$108,058
Commercial loans on accrual but impaired	n/a	8,922
Consumer-oriented loans	13,476	2,492

	$121,534	$119,472

Potential problem loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At September 30, 2011, these potential problem loans totaled $57.5 million. Of these potential problem loans at September 30, 2011, $25.5 million were in our commercial construction and land portfolio, $20.9 million were in our commercial and industrial portfolio and $11.0 million were in our commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2010 totaled $46.8 million. The largest categories of potential problem loans at December 31, 2010 included $32.4 million of commercial real estate secured loans, $9.3 million of commercial and industrial loans, and the remaining $5.1 million were loans in the construction and land portfolio. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
	(dollars in thousands)
Average total loans	$2,936,781	$3,018,084	$2,913,306	$3,025,165

Total loans at end of period	$3,022,128	$3,032,939	$3,022,128	$3,032,939

Allowance for loan losses:
Allowance at beginning of period	$109,044	$100,500	$124,568	$106,185
Charge-offs, net of recoveries:
Commercial and commercial real estate	(17,559)	(12,907)	(40,682)	(26,954)
Real estate construction	(1,116)	(11,322)	(12,963)	(48,323)
Residential real estate mortgages and consumer loans	(804)	(261)	(3,421)	(2,760)
Write-downs related to transfers to loans held for sale	—	—	—	(17,214)

Total net charge-offs	(19,479)	(24,490)	(57,066)	(95,251)
Provision for loan losses	16,240	18,128	38,303	83,204

Allowance at end of period	$105,805	$94,138	$105,805	$94,138

Annualized net charge-offs to average total loans	2.65%	3.25%	2.61%	4.20%
Allowance to total loans at end of period (excluding loans held for sale)	3.68%	3.10%	3.68%	3.10%
Allowance to nonperforming loans	87.06%	79.50%	87.06%	79.50%

Our allowance for loan losses was $105.8 million at September 30, 2011, or 3.68% of end of period loans (excluding loans held for sale) and 87.06% of nonperforming loans. In comparison, at September 30, 2010, our allowance for loan losses was $94.1 million, or 3.10% of end-of-period loans (excluding loans held for sale) and 79.50% of nonperforming loans. Net charge-offs during the first nine months of 2011 were $57.1 million, or 2.61% of average loans on an annualized basis. In comparison, net charge-offs during the first nine months of 2010 were $95.3 million, or 4.20% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $16.2 million for the quarter ended September 30, 2011, compared to $18.1 million for the quarter ended September 30, 2010. The provision for loan losses was $38.3 million for the nine months ended September 30, 2011, compared to $83.2 million for the nine months ended September 30, 2010. The decrease in provision expense is due to lower specific reserves required on impaired loans, lower charge-offs and lower nonperforming loans in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Mortgage Servicing Rights

Typically, we sell residential mortgage loans originated by Cole Taylor Mortgage in the secondary market servicing released. In the nine months ended September 30, 2011, we sold a portion of the originated loans into the secondary market while retaining servicing rights of those loans in order to streamline processes and diversify our revenue. Upon sale, a mortgage servicing right asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the mortgage servicing rights resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, in the third quarter of 2011, we completed a $2.4 million bulk purchase of mortgage servicing rights, which were recorded at fair value at the time of purchase.

We elected to account for mortgage servicing rights using the fair value option. The balance of the mortgage servicing right asset was $3.2 million at September 30, 2011 and zero at December 31, 2010. The amount of loans serviced for others at September 30, 2011 was $557.4 million and no mortgage loans were serviced for others at December 31, 2010.

Deposits

Total deposits decreased $125.4 million to $2.93 billion at September 30, 2011 from $3.03 billion at December 31, 2010. During the nine months ended September 30, 2011, our in-market deposits decreased $109.6 million while our out-of-market deposits increased $9.0 million. The percentage of total in-market deposits to total deposits was 81% at September 30, 2011 and 82% at December 31, 2010.

Total in-market deposits decreased to $2.36 billion at September 30, 2011 from $2.47 billion at December 31, 2010. Decreases during the nine months ended September 30, 2011 included customer certificates of deposit, which decreased $136.0 million, and CDARS, which decreased $36.4 million. These decreases were partially offset by increases in NOW accounts of $25.2 million, noninterest-bearing deposits of $24.8 million and money market accounts of $21.9 million.

Total out-of-market deposits increased $9.0 million to $564.0 million at September 30, 2011 as compared to $555.0 million at December 31, 2010. This increase was comprised of an increase of $27.6 million in out-of-local-market certificates of deposit, partially offset by a $12.8 million decrease in brokered certificates of deposit.

The following table sets forth the period end balances of total deposits as of each of the dates indicated as well as categorizes our deposits as in-market and out-of-market:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$658,092	$633,300
NOW accounts	273,863	248,662
Savings accounts	38,480	37,992
Money market accounts	605,312	583,365
Customer certificates of deposit	579,020	715,030
CDARS time deposits	148,500	182,879
Public time deposits	59,030	70,697

Total in-market deposits	2,362,297	2,471,925

Out-of-market deposits:
Brokered money market deposits	—	5,832
Out-of-market certificates of deposit	126,910	99,313
Brokered certificates of deposit	437,074	449,836

Total out-of-market deposits	563,984	554,981

Total deposits	$2,926,281	$3,026,906

Average deposits for the nine months ended September 30, 2011 increased $8.6 million, or 0.3%, to $3.00 billion, compared to $2.99 billion for the nine months ended September 30, 2010. Total average time deposits decreased $71.8 million, or 4.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, with a decrease of $105.9 million, or 13.7%, in average certificates of deposit and a decrease of $23.8 million, or 5.0%, in average brokered certificates of deposit accounting for most of the decrease. This decrease was partly offset by an increase of $30.3 million, or 20.5%, in CDARS account balances and an increase of $20.1 million, or 21.1%, in out-of-market certificates of deposit.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$621,127	20.7%	—%	$597,904	20.0%	—%
NOW accounts	243,431	8.1	0.98	271,481	9.1	1.35
Money market accounts	614,081	20.5	0.73	526,547	17.6	0.95
Savings deposits	38,453	1.3	0.08	40,783	1.4	0.08
Time deposits:
Certificates of deposit	667,317	22.3	1.71	773,194	25.9	2.41
Out-of-market certificates of deposit	115,660	3.9	1.13	95,538	3.2	1.86
Brokered certificates of deposit	450,469	15.0	2.16	474,285	15.9	3.21
CDARS time deposits	177,866	5.9	0.72	147,554	4.9	1.22
Public Funds	69,128	2.3	0.49	61,642	2.0	0.80

Total time deposits	1,480,440	49.4	1.63	1,552,213	51.9	2.44

Total deposits	$2,997,532	100.0%		$2,988,928	100.0%

Other Borrowings

Other borrowings include securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury tax and loan note option borrowings. Other borrowings decreased $330.2 million to $180.8 million at September 30, 2011, as compared to $511.0 million at December 31, 2010. Most of this decrease was the result of a $261.3 million decrease in term repurchase agreements due to our decision to shift funding sources to lower cost alternatives. At September 30, 2011, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million and pre-approved overnight federal funds borrowing lines of $119.0 million. Of the pre-approved repurchase agreement lines, we have collateral available to borrow $775.0 million as of September 30, 2011. In comparison, at December 31, 2010, we had available pre-approved repurchase agreement lines of $930.0 million and pre-approved overnight federal funds borrowing lines of $119.0 million.

Notes Payable and Other Advances

Borrowings from the FHLB increased $367.5 million to $872.5 million at September 30, 2011, compared to $505.0 million at December 31, 2010. Borrowings from the FHLB increased during the nine months ended September 30, 2011 to replace wholesale repurchase borrowings with lower cost FHLB borrowings. At September 30, 2011, the borrowings from the FHLB were collateralized by $937.4 million of securities and a blanket lien on $349.5 million of qualified first-mortgage loans, home equity loans and commercial real estate loans and had additional borrowing capacity of $260.5 million. At December 31, 2010, we maintained collateral of $521.6 million of investment securities and a blanket lien on $167.3 million of qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $223.6 million.

We participate in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2011, the Bank pledged $672.9 million of commercial loans as collateral and had available $532.6 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $813.1 million of commercial loans as collateral and had available $504.9 million of borrowing capacity under the BIC program at December 31, 2010. There were no borrowings under the BIC program at either September 30, 2011 or December 31, 2010.

Junior Subordinated Debentures

At September 30, 2011, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At September 30, 2011, unamortized issuance costs were $2.2 million relating to TAYC Capital Trust I and $356,000 related to TAYC Capital Trust II. Unamortized issuance costs would be recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

The following table describes the subordinated debt outstanding at September 30, 2011 and December 31, 2010. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	September 30, 2011	December 31, 2010
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(4,134)	(4,347)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(434)	(455)

Taylor Capital Group subordinated notes, net	32,932	32,698
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	60,000	60,000
Unamortized discount	(3,496)	(3,863)

Cole Taylor Bank subordinated notes, net	56,504	56,137

Total subordinated notes, net	$89,436	$88,835

CAPITAL RESOURCES

At September 30, 2011 and December 31, 2010, both the Company and Cole Taylor Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2011:
Total Capital (to risk weighted assets)
Taylor Capital Group, Inc.	$467,400	13.63%	>$274,363	>8.00%	>$342,954	>10.00%
Cole Taylor Bank	447,157	13.06	>273,816	>8.00	>342,270	>10.00
Tier I Capital (to risk weighted assets)
Taylor Capital Group, Inc.	345,567	10.08	>137,182	>4.00	>205,773	>6.00
Cole Taylor Bank	358,336	10.47	>136,908	>4.00	>205,362	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	345,567	7.83	>176,460	>4.00	>220,575	>5.00
Cole Taylor Bank	358,336	8.14	>176,067	>4.00	>220,084	>5.00

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$448,389	12.98%	>$276,381	>8.00%	>$345,476	>10.00%
Cole Taylor Bank	414,423	12.04	>275,401	>8.00	>344,252	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	308,397	8.93	>138,190	>4.00	>207,286	>6.00
Cole Taylor Bank	314,182	9.13	>137,701	>4.00	>206,551	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	308,397	6.89	>178,971	>4.00	>223,714	>5.00
Cole Taylor Bank	314,182	7.05	>178,270	>4.00	>222,838	>5.00

All of our capital asset ratios increased during the first nine months of 2011, mostly due to a $25.0 million increase in regulatory capital in the period and net income for the quarter and nine months. In order to further strengthen the Bank’s capital ratios, we made a $25.0 million capital contribution to the Bank during the first nine months of 2011 from the capital raise. As a result, all of the Bank’s regulatory capital ratios increased during the period.

While we, as well as the Bank, are “well capitalized” under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends. As a result of the economic downturn in the national and local economies and depressed real estate values, our Board of Directors continues to focus its attention on strengthening our capital position. We have taken various actions, and continue to evaluate additional actions, to preserve and increase capital and strengthen our regulatory capital ratios.

On October 20, 2011, we filed a preliminary proxy statement with the Securities and Exchange Commission which includes information regarding the planned conversion of the Series C Preferred and Series E Preferred, into shares of common stock and Series G Preferred, respectively. These conversions, if consummated, would improve our capital position by increasing our level of tangible common equity and allowing us to preserve capital and enhance liquidity by paying all future dividends on the Series C Preferred and Series E Preferred through May 28, 2015, in the form of shares of stock at the time of conversion. The preliminary proxy statement also includes information about a common stock rights offering that is being contemplated. The Bank is also subject to dividend restrictions set forth by regulatory authorities.

LIQUIDITY

During the nine months ended September 30, 2011, total assets increased $19.4 million, or 0.4%, primarily due to increases in our loan portfolio, available-for-sale investment securities and in the FHLBC stock held. Cash inflows during the nine months ended September 30, 2011 consisted primarily of proceeds of $1.08 billion from sales of loans originated for sale. In addition, we increased FHLB borrowings by $367.5 million and had net proceeds from the issuance of Series F Preferred stock in the amount of $24.4 million.

Cash outflows during the nine months ended September 30, 2011, included $146.0 million for purchase of available-for-sale investment securities, a reduction of $972.7 million in loans held for sale, $330.3 million for the repayment of wholesale term repurchase agreements and the payment of $4.7 million in dividends on our Series B preferred stock.

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

At the holding company level, cash and cash equivalents decreased to $14.6 million at September 30, 2011 from $23.1 million at December 31, 2010. Significant cash outflows during the first nine months of 2011 included $6.5 million of interest paid on our junior subordinated debentures and subordinated notes and $4.7 million for the payment of dividends on our Series B preferred stock.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.

At September 30, 2011, we had $822.0 million of undrawn commitments to extend credit and $80.9 million of financial and performance standby letters of credit. In comparison, at December 31, 2010, we had $905.5 million of undrawn commitments to extend credit and $67.9 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At September 30, 2011 and at December 31, 2010, liabilities of $4.2 million and $5.4 million, respectively, have been established for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable.

Derivative Financial Instruments

At September 30, 2011, we had $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swap was $71,000 for the quarter ended September 30, 2011 and $94,000 for the nine months ended September 30, 2011, and was recorded in other derivative income in noninterest income.

At September 30, 2011, the Company had $60.0 million of notional amount interest rate swap agreements that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $271,000 for the quarter and nine months ended September 30, 2011, and was recorded in other derivative income in noninterest income.

At September 30, 2011, we had $155.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. There was no ineffectiveness on the interest rate corridors for the nine months ended September 30, 2011. A portion of the borrowings that were hedged using these interest rate corridors have been paid, reducing the need for the full notional amount that had been hedged. Hedges with the notional amount of $145.0 million have been terminated with net termination fees of $896,000 recognized in noninterest income in the quarter ended September 30, 2011.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of September 30, 2011, we had notional amounts of $340.7 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of September 30, 2011, we had offsetting interest rate swaps with other counterparties with a notional amount of $340.7 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We also use interest rate lock commitments and forward loan commitments at Cole Taylor Mortgage. At September 30, 2011, we had $469.7 million of notional amount of interest rate lock commitments and $406.4 million in notional amount of forward loan commitments.

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

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to decrease $2.5 million, or 1.8%, from the net interest income in the rates unchanged scenario at September 30, 2011. At December 31, 2010, the projected variance in the rising rate scenario was an increase of $2.7 million, or 1.9%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both September 30, 2011 and December 31, 2010.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2011		At December 31, 2010
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(2,543)	(1.8)%	$2,655	1.9%
-200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (“OCI”). The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU will require either the addition of other comprehensive income to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total other comprehensive income. This ASU is effective for the interim or annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-05 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principals) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU is effective for the interim and annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes two criteria from the assessment of effective control when determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU is effective for the interim or annual period that begins after December 15, 2011, with no early adoption permitted. This accounting standard is not expected to have a material effect on our consolidated financial statements.

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

	2011 Quarter Ended			2010 Quarter Ended				2009 Qtr Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(in thousands, except per share data)
Interest income	$47,299	$46,821	$47,595	$49,967	$51,980	$53,682	$52,887	$53,965
Interest expense	12,581	14,578	15,408	16,405	17,613	19,004	19,420	21,155

Net interest income	34,718	32,243	32,187	33,562	34,367	34,678	33,467	32,810
Provision for loan losses	16,240	11,822	10,241	59,923	18,128	43,946	21,130	19,002
Noninterest income	19,432	6,387	6,885	18,009	44,142	6,158	4,374	12,735
Noninterest expense	28,152	27,846	28,549	36,971	26,646	27,467	27,152	30,219

Income/(loss) before income taxes	9,758	(1,038)	282	(45,323)	33,735	(30,577)	(10,441)	(3,676)
Income taxes (benefit)	(42)	355	(106)	284	321	306	306	(647)

Net income/(loss)	9,800	(1,393)	388	(45,607)	33,414	(30,883)	(10,747)	(3,029)
Preferred dividends and discounts	(2,477)	(2,470)	(2,464)	(2,448)	(2,671)	(17,449)	(2,887)	(2,880)

Net income/(loss) available to common stockholders	$7,323	$(3,863)	$(2,076)	$(48,055)	$30,743	$(48,332)	$(13,634)	$(5,909)

Income/(loss) per share:
Basic	$0.35	$(0.19)	$(0.12)	$(2.76)	$1.68	$(3.35)	$(1.30)	$(0.56)
Diluted	0.35	(0.19)	(0.12)	(2.76)	1.57	(3.35)	(1.30)	(0.56)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risks” is incorporated herein by reference.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no threatened or pending legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 4, 2011.)

3.3	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.5	Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C of Taylor Capital Group, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 1, 2010).

3.6	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E of Taylor Capital Group, Inc. dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 28, 2010).

3.7	Certificate of Designations of 8% Non-Cumulative, Non-Voting, Contingent Convertible Preferred Stock, Series F and Non-Voting Convertible Preferred Stock, Series G (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 4, 2011
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)