Form 10-K
period 2011-12-31
TAYLOR CAPITAL GROUP INC
filed 2012-03-09
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 0-50034

TAYLOR CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9550 West Higgins Road

Rosemont, Illinois 60018

(Address, including zip code, of principal executive offices)

(847) 653-7978

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Global Select Stock Market
(Title of Class)	(Name of Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on The Nasdaq Global Select Stock Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $92,632,981.

At March 5, 2012, there were 28,428,437 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TAYLOR CAPITAL GROUP, INC.

TAYLOR CAPITAL GROUP, INC.

PART I

Item 1. Business

The disclosures set forth in this item are qualified by the discussions contained in Item 1A. Risk Factors and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Our Business

Taylor Capital Group, Inc. (the “Company”, “we”, “us”, or “our”) is a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank was founded in 1929 and has served the Chicago area for over 80 years. We were formed in 1996 and acquired Cole Taylor Bank in 1997. We provide a range of products and services primarily to closely-held commercial customers and their owner operators in the Chicago area. We also provide asset-based lending and residential mortgage banking services through offices in Chicago and other geographic markets. At December 31, 2011, we had assets of $4.7 billion, deposits of $3.1 billion and stockholders’ equity of $409.5 million.

Our primary businesses are commercial banking, asset based lending, mortgage banking services and retail banking. Our target commercial lending customers are businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our clients are generally closely-held, middle-market companies with annual revenues between $5 million and $250 million. Our commercial lending activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. We also offer treasury cash management services, including repurchase agreements, interest rate swap agreements, internet balance reporting, remote deposit capture, positive pay, automated clearing house products, imaged lock-box processing, controlled disbursement and account reconciliation. Our commercial and industrial lending group operates primarily in the Chicago area. In addition, through offices located across the United States, we also offer asset-based financing through Cole Taylor Business Capital including revolving lines of credit supported by receivables and inventory and term loans supported by equipment and real estate.

In addition, we originate, sell and service mortgage loans through Cole Taylor Mortgage. We are qualified to do business in 33 states, three of which were added in 2012. Loan production is sourced through a national broker network, retail offices across the United States and from the Bank’s banking centers (branches), located in the Chicago area. This line of business, launched in early 2010, is a source of noninterest fee income and provides earnings and geographic diversification.

In addition to our lending activities, we offer deposit products, such as checking, savings and money market accounts, as well as time deposits through nine banking centers located in the Chicago area and through our on-line banking application. We also cross-sell products and services to the owners and executives of our business customers to help them meet their personal financial goals, including personal credit. In addition to commercial clients, we provide deposit and credit services to our community-based customers, typically individuals and small, local businesses located near one of our banking centers. We use third-party providers to offer investment management and brokerage services.

Our commercial and retail banking and deposit products are delivered by a single operations area located in Rosemont, Illinois. Our mortgage unit is based in Ann Arbor, Michigan. We have two separate and discrete operating segments, Banking and Mortgage Banking.

Our Strategy

Our ongoing strategy to increase stockholder value is a two-pronged approach, which we generally refer to as our “fix and grow” strategy. This strategy focuses on remediating the asset quality issues brought on by the downturn of the Chicago area real estate market in recent years, while simultaneously growing and diversifying our earnings. This strategy has been in place since early 2008 when we first embarked on repositioning the Bank as a commercial and industrial lender to closely-held businesses in the Chicago area. At that time, we began shifting away from industries and sectors that we no longer considered economically desirable and reducing areas of significant risk concentration, such as in residential real estate construction and land loans.

Grow Strategy

Our commercial and industrial banking business was bolstered and expanded in early 2008 with the addition of new leadership and more than 50 experienced commercial bankers. The foundation of this business is built on the belief that the owners of closely-held businesses value a long-term relationship with a quality banker who provides innovative advice, creative ideas and an understanding of the challenges and opportunities these owners face. For this reason, we believe our relationship managers, as well as our customers’ access to our senior management, are the most important “products” that we offer. Today, our commercial and industrial banking team is our strategic backbone, and approximately 64% of the loan portfolio is made up of commercial and industrial loans, including owner-occupied real estate, spread across many industry sectors.

To complement and extend our growth strategy, in 2008 we added new, experienced leadership, as well as sales and lending capability in asset-based lending, formed Cole Taylor Business Capital, and thus expanded our product set and geographic reach. Since inception, this unit has added over 100 new clients. This unit increased loans outstanding by $125.7 million in 2011. This business line provides us with additional geographic diversity given its nationwide reach from nine offices spread across the U.S. We expect this business will continue to grow, adding additional offices to boost coverage and increase production.

In January 2010, we established Cole Taylor Mortgage by hiring experienced leadership with extensive mortgage banking knowledge and relationships. The addition of a mortgage lending operation provided us with further geographic diversity and a significant source of fee income, both important strategic considerations. In 2011, Cole Taylor Mortgage funded more than $1.9 billion in mortgage loans, generating more than $20 million in fee income, and had positive operating profit (revenue less noninterest expense). It is expected that this unit’s origination volumes will increase as operations grow. We anticipate further growth in loan production to result from the opening of additional retail offices, as well as through our growing network of relationships with mortgage brokers and the addition of new products. In addition, in 2011 we began to diversify the mortgage banking revenue stream. We began retaining some of our originated mortgages in our portfolio rather than selling them in the secondary market. We also began retaining servicing on some originated loans, as well as purchasing mortgage servicing rights from third parties.

Fix Strategy

With the downturn of the Chicago area real estate market that began in late 2008, and because of prior years when the Bank was more heavily concentrated in real estate construction and land development lending, we augmented our growth strategy with a focus on asset quality remediation. Since 2008, we added significant workout capabilities to support that effort, retained additional experienced asset quality remediation consultants and overhauled our loan operations.

As necessitated by the deterioration in the residential real estate construction and land loan portfolio due to economic conditions in the Chicago area, a significant focus of the asset quality remediation strategy has been reducing our residential construction and land portfolio. At the beginning of 2008, this portfolio was approximately $500 million and at year end 2011 was approximately $64.8 million, an 87% reduction. This reduction was largely accomplished through loan resolutions and asset sales. As this exposure has decreased over time and as other parts of the Chicago commercial real estate market have also weakened, we directed our expanded workout resources to include other areas of the Bank’s loan portfolio that have shown the most propensity for losses, including commercial construction and land loans, loans to banks and bank holding companies and other categories of commercial real estate loans.

Results

Our fix and grow strategy is showing sustainable results. Nonperforming loans have dropped to approximately $100 million at December 31, 2011, with an allowance coverage ratio over 100%, and credit costs (provision for loan losses and nonperforming asset expense) have declined. The repositioning of the balance sheet away from a focus on real estate loans and the addition of our two national businesses has expanded our revenue streams and provided a stronger, more diverse balance sheet. We continued planned actions in 2011 to reduce our cost of funds, significantly increasing core deposits and modifying or terminating certain repurchase agreements and other advances early in order to shift funding sources to lower cost alternatives. Improvements in revenue and credit quality, combined with our belief that our profitability is sustainable, supported the reversal of the valuation allowance on our net deferred tax asset in 2011.

To further support our strategy, in 2011 we also improved our product and processing capabilities by upgrading our core processing system, which will allow us to expand our product offerings, enhance customer service and further complement the other improvements in infrastructure that we have made in the past four years.

Competition

We encounter intense competition for all of our products and services, including substantial competition in attracting and retaining deposits and in obtaining loan customers in the Chicago area. We also experience strong competition in the pricing of our products and services, including interest rates paid on deposits, interest rates charged on loans, as well as credit terms and underwriting criteria, residential mortgage origination fees charged and other professional services. Our principal competitors are numerous and include other commercial banks, both locally and nationally, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. We may also face a competitive disadvantage as a result of our smaller size, limited banking center network and narrower product offerings. Many of our competitors are significantly larger than us and have access to greater financial and other resources. In addition, many of our non-bank competitors are not subject to all of the same federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks. As a result, our non-bank competitors may have advantages over us in providing some services.

Employees

Together with the Bank, we had 638 full-time employees as of December 31, 2011. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Supervision and Regulation

The following is a summary of the material elements of the supervisory and regulatory framework that applies to us and Cole Taylor Bank, our banking subsidiary. It does not describe all of the statutes, regulations, regulatory policies and agreements that apply or restate all of the requirements of those that are described. The descriptions of, and references to, the statutes, regulations and agreements below do not purport to be complete and are qualified in their entirety by reference to the particular statute, regulation, policy or agreement. See the discussion captioned “Our business may be adversely affected by the highly regulated environment in which we operate” under Item IA. Risk Factors, which follows in this report.

Overview

Financial institutions, their holding companies and their affiliates are highly regulated both at the federal and state levels. Financial institution regulation and supervision is intended for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not necessarily for the protection of a bank or a bank holding company’s stockholders or creditors. The banking regulators have extensive discretion in connection with their supervisory, regulatory and enforcement powers over the Company, as a regulated bank holding company, and over the Bank, as a regulated subsidiary depository institution. As a result, the growth and earnings performance of the Company is affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of the applicable bank regulatory authorities.

As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), we are regulated and supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank, an Illinois state-chartered bank that is a member of the Federal Reserve System, is regulated by both the Illinois Department of Financial and Professional Regulation (“IDFPR”) and the Federal Reserve. The Bank is required to file periodic reports with both agencies and is subject to periodic examination by both the IDFPR and Federal Reserve. The Bank also accepts deposits which are insured by the FDIC, and therefore it is also subject to supervision by the FDIC. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has backup enforcement authority over an insured depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular (some of which are discussed in more detail below), and among other things, the Dodd-Frank Act:

•	creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services,

•

narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation,

•	imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions,

•	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting the financial institutions to pay interest on business transaction and other accounts,

•	significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property,

•	creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation,

•	provides for enhanced regulation of advisers to private funds and of the derivatives markets,

•	enhances oversight of credit rating agencies,

•

changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling and size of the DIF, and increased the floor applicable to the size of the DIF, and

•	prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of these changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the business, financial condition and results of operations of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

We are subject to various regulatory capital requirements administered by the federal and state banking agencies noted above. Failure to meet regulatory capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase as a result of the Dodd-Frank Act, but the type of instruments that constitute capital will also change and, after a three-year phase-in period beginning in January 2013, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels. The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital”, which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank’s allowance for loan and lease losses.

•	At December 31, 2011, our leverage ratio was 8.84%, our Tier 1 capital ratio was 11.22% and our total capital ratio was 14.72%.

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications, and may accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Basel III. The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III. The agreement is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%),

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets, and

•	an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer).

The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions, including minority interests in financial institutions, mortgage servicing rights and deferred tax asset from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Although it is likely that the countercyclical buffer will apply only to larger institutions, it is not yet clear what portions of Basel III will apply to the Bank.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority under the EESA, a number of temporary emergency programs were announced and implemented including the UST’s Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The terms of the preferred stock purchased by the UST included a dividend rate of 5% per year, until the fifth anniversary of the UST’s purchase, and a dividend rate of 9% thereafter. During the time the UST holds securities purchased pursuant to the CPP, participating financial institutions are required to comply with certain (i) provisions regarding executive compensation paid to senior executives and certain other employees and (ii) corporate governance disclosure and certification requirements. Participation in the CPP also imposes certain restrictions upon a financial institution’s ability to pay dividends to its common stockholders and on its stock repurchase activities. As described further elsewhere in this report, we elected to participate in the CPP, and on November 21, 2008, we issued and sold senior preferred stock to the UST, which generated $105 million of proceeds to the Company.

Pursuant to the terms of the CPP, and subject to the consent requirements described in the next sentence, while any of our senior preferred stock issued under the CPP is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the senior preferred stock are fully paid. Prior to November 21, 2012, unless our senior preferred stock has been redeemed or the UST has transferred all of the senior preferred stock to third parties, we need the consent of the UST before paying any dividends on our common stock.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. We are a registered bank holding company under the BHC Act and Illinois law. In addition to supervision and regulation, the BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding companies may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so.

The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit and expansion through mergers and acquisitions.

The Gramm-Leach-Bliley Act of 1999 significantly amended the BHC Act. The amendments, among other things, allow certain qualifying bank holding companies that elect treatment as “financial holding companies” to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Company has not elected to be treated as a financial holding company and accordingly we generally must limit our activities to banking activities and activities that are closely related to banking.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHC Act generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHC Act and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

The BHC Act generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHC Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHC Act and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Dividend Payments. Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business.

As a bank holding company, we are a legal entity separate and distinct from the Bank and our other subsidiaries. Historically, a substantial portion of our revenue comes from dividends paid to us by the Bank. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends to its stockholders if it deems such dividend payments to be an unsafe or unsound practice. With respect to this authority, and consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the company’s net income is sufficient to fund the dividends and the company’s expected rate of earnings retention is consistent with its capital needs, asset quality and overall financial condition.

Both we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. Further, with respect to the Company’s participation in the CPP, the terms of our senior preferred stock sold to the UST provide that no dividends on any common or preferred stock that ranks equal to or junior to the senior preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the senior preferred stock have been fully paid.

The Bank has not paid cash dividends to us since 2007, and no further dividends may be paid by the Bank to us, or by us to our stockholders, without prior notice to our regulators.

The Bank

General. The Bank is an Illinois state-chartered bank that is a member of the Federal Reserve System and accepts deposits which are insured by the FDIC.

Enforcement Powers of Our Bank Regulators; Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:

•	requiring the institution to submit a capital restoration plan,

•	limiting the institution’s asset growth and restricting its activities,

•	requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired,

•	restricting transactions between the institution and its affiliates,

•	restricting the interest rate the institution may pay on deposits,

•	ordering a new election of directors of the institution,

•	requiring that senior executive officers or directors be dismissed,

•	prohibiting the institution from accepting deposits from correspondent banks,

•	requiring the institution to divest certain subsidiaries,

•	prohibiting the payment of principal or interest on subordinated debt, and

•	ultimately, appointing a receiver for the institution.

As of December 31, 2011:

•	the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements;

•	the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and

•	the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

Standards for Safety and Soundness. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the guidelines relate to the following:

•	internal controls and information systems,

•	internal audit systems,

•	loan documentation,

•	credit underwriting,

•	interest rate exposure,

•	asset growth,

•	compensation, fees and benefits,

•	asset quality, and

•	earnings.

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

Interstate Branching. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), an adequately capitalized and managed bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but remain subject to state requirements that a bank has been organized and operating for a period of time. Subject to certain other restrictions, the Riegle-Neal Act also authorizes banks to merge across state lines to create interstate branches. The Riegle-Neal Amendments Act of 1997 and the Regulatory Relief Act of 2006 provide further guidance on the application of host state laws to any branch located outside the host state. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

Deposit Insurance Premiums. The Bank is a member of the DIF and pays an insurance premium to the fund based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. The FDIC is authorized to conduct examinations of and require reporting by FDIC insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAG”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAG, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act had a significant impact on the calculation of deposit insurance assessment premiums. Beginning April 1, 2011, the Dodd-Frank Act required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity.

The amount of the assessment rate is a function of the institution’s risk category, of which there are four, and assessment base. An institution’s risk category is determined according to its supervisory rating and capital level. The assessment rate for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. Similarly, if these indicators deteriorate, affected institutions will have to pay higher assessments to the FDIC. Assessment rates range from 2.5 basis points to 45 basis points. The FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s Board. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. In addition, in September 2009, the FDIC extended the Restoration Plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FICO Assessments. DIF insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. These assessments will continue until the bonds mature in 2019.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the agency’s operations. The amount of the assessment is calculated on the basis of a bank’s total assets. During the year ended December 31, 2011, the Bank paid supervisory assessments to the IDFPR totaling $408,000

Interagency Appraisal and Evaluation Guidelines. In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

S.A.F.E. Act Registration Requirements. In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the federal banking agencies announced final rules in July 2010. These rules implemented the provisions of the Act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans.

Community Reinvestment Act Requirements. The Bank is subject to periodic Community Reinvestment Act (“CRA”) review by our primary federal regulators. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. Note that an institution’s CRA assessment can be used by its regulators in their evaluation of certain applications, including a merger or the establishment of a branch office. An unsatisfactory CRA rating may form the basis for denial of such application.

The Bank underwent a CRA examination in January 2010, for which it received an “outstanding” rating.

Transactions with Affiliates. The Bank must comply with Sections 23A and 23B of the Federal Reserve Act containing certain restrictions on its transactions with affiliates. In general terms, these provisions require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include the Company and any other company that is under our common control.

The Dodd-Frank Act significantly expanded the scope and coverage of the limitations on affiliate transactions within a banking organization and included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B, limitations on asset purchases from insiders and an increase in the amount of time for which collateral requirements for covered transactions must be maintained. With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s noninterested directors.

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

Government Monetary Policies and Economic Controls. Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.9% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.

These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning record-keeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

Other Regulatory Authorities

In addition to regulation, supervision and examination by federal banking agencies, we and certain of our subsidiaries and affiliates are subject to other federal and state laws and regulations, and to supervision and examination by other regulatory and self governing authorities, including the SEC, the NASDAQ Global Select Market and others.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and other information with the SEC. We make available, free of charge, on our website (www.taylorcapitalgroup.com) under the caption “SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Materials that we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

In addition, the Company has adopted and posted on its website a code of conduct for employees that applies to its officers and to its other employees. The Company’s website also includes the charters of its Board of Directors’ audit and risk committee, compensation committee and corporate governance and nominating committee.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those described below, which in turn may affect the value of our securities. In addition, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this report.

Our business may be adversely affected by the highly regulated environment in which we operate.

The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as an Illinois-chartered state member bank, is subject to regulation and supervision by both the IDFPR and the Federal Reserve. We and the Bank undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned “Supervision and Regulation” in Item 1. Business. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future. In addition, the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the Bureau of Consumer Financial Protection was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such changes, including changes regarding interpretations and implementation, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company has policies and procedures designed to mitigate the risk any such violations, there can be no assurance that such violations will not occur.

The policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

We operate in a highly competitive industry and experience intense competition from other financial institutions in our market. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We also compete with nonbank financial service providers, including mortgage companies, finance companies, mutual funds and credit unions. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. We have observed that the competition in our market for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our smaller size, limited branch network, narrower product offerings and lack of geographic diversification as compared to some of our larger competitors. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance that this strategy will be successful. Our growth and profitability depend on our continued ability to compete effectively within our market area.

Our business is subject to the conditions of the local economy in which we operate and continued weakness in the local economy and the real estate markets may adversely affect us.

Our success is dependent to a large extent upon the general economic conditions in the Chicago area, where most of our banking and financial services are provided. Accordingly, the local economic conditions in Chicago have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our operating results have been negatively impacted by the historically high level of nonperforming loans in our commercial loan portfolio. Continued weakness in the Chicago area economy has had and may continue to have a material adverse affect on our business, financial condition and results of operations, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs. In addition, we may be required to continue to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Continued adverse conditions in the local economy could also reduce demand for new loans and other financial services and impair our ability to attract and retain deposits.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

From December 2007 through June 2009, the United States economy was in recession. Business activity across a wide range of industries and regions in the United States was greatly reduced. Although general economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak, and unemployment remains at historically high levels, including within the Chicago area, where most of our customers are located. In addition, local governments and many businesses continue to experience serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

The Company’s financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon on the business environment in the markets where the Company operates, in the state of Illinois generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government sponsored entities.

Further, concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Such risks could indirectly affect the Company by affecting its hedging or other counterparties, as well as the Company’s customers with European businesses or assets denominated in the euro or companies in the Company’s market with European businesses or affiliates.

Overall, during 2011, the business environment was unfavorable for many households and businesses in the United States. While economic conditions in the Chicago area, the state of Illinois and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could adversely affect the credit quality of the Company’s loans, business, results of operations and financial condition.

The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan loss and deferred tax asset and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have an adverse effect on our financial condition or results of operations in subsequent periods.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Making loans is a substantial part of our business, and every loan we make is subject to the risk that it will not be repaid or that any underlying collateral in the case of secured loans will not be sufficient to assure full repayment. Among other things, the risk of non-payment is affected by:

•	changes in economic, market and industry conditions,

•	the credit risks associated with the particular borrower and type of loan,

•	cash flow of the borrower and/or the project being financed,

•	the duration of the loan, and

•	opportunities to identify potential loan repayment issues when remedial action may be most effective.

We maintain an allowance for loan losses, which is established through an accounting reserve established through a provision for loan losses charged to expense, which we believe is adequate to provide for probable losses inherent in our loan portfolio as of the corresponding balance sheet date. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. Continuing deterioration in or stagnation of economic conditions affecting borrowers, new information regarding existing loans and any underlying collateral, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses.

In addition, our federal and state regulators periodically review our allowance for loan losses and, based on judgments that differ from those of our management, may require an increase in our provision for loan losses or the recognition of further loan charge-offs. Further, if loan charge-offs in future periods exceed our allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in our allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the process for determining the appropriate level of our allowance for loan losses.

Our mortgage loan repurchase reserve for losses could be insufficient.

We currently maintain a repurchase reserve, which is a liability on the Balance Sheets, to reflect best estimate of expected losses that have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk, including interest rate fluctuations that could reduce our profitability.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Open Market Committee of the Federal Reserve.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	the Company’s ability to originate loans and obtain deposits,

•	the fair value of the Company’s financial assets and liabilities, and

•	the average duration of the Company’s securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, if these strategies prove ineffective, or if any substantial, unexpected and prolonged change in market interest rates occurs, such events could have a material adverse effect on the Company’s business, financial condition and results of operations.

Certain hedging strategies that we use to manage investment in mortgage servicing rights (“MSRs”) may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We invest in MSRs to support mortgage banking strategies and diversify revenue streams from our mortgage banking segment. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans. We also enter into derivatives to hedge MSRs to offset changes in fair value resulting from the actual or anticipated changes in prepayments and changing interest rate environments. The primary risk associated with MSRs is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, it may incur losses that would adversely impact earnings.

Our residential mortgage lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancings, decline in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect them could, in turn, adversely affect our operations. The impact on us of existing proposals to reform Fannie Mae and Freddie Mac, which were place into conservatorship in 2008, is difficult to predict. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by GSEs and other market participants. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Administration (the “FHA”) loans.

Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations or other administrative costs.

We have counterparty risk and therefore we may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse affect on our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company’s controls and procedures may fail or be circumvented.

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

We maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct, employee errors and operational risks, including data processing system failures and errors and customer or employee fraud. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent upon outside third parties for processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, mortgage origination, secondary marketing, MSRs, servicing of mortgage loans and securities portfolio management. While the Company performs a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, the Company maintains, or contracts with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on the Company’s business, financial condition and results of operations.

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use in our operations and internet banking activities could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Computer break-ins, “phishing” and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities. In addition, advances in computer capabilities or other developments could result in a compromise or breach of our systems designed to protect customer data. Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to mitigate the risk of such occurrences, there can be no assurance that these measures will be successful. Any interruption in, or breach in security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.

We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer consider economically desirable. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. As of December 31, 2011, approximately 90% of our loan portfolio consisted of commercial loans of which approximately 35% are commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on our results of operations and financial condition.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States also affected the commercial real estate market. In our market areas, we have generally experienced a downturn in credit performance by our commercial real estate loan customers, and in light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition or capital.

We may not be able to access sufficient and cost-effective sources of liquidity.

Liquidity is essential to our business and drives our ability to make new loans or invest in securities. In addition, the Company requires liquidity to meet its deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy generally. Factors that could reduce our access to liquidity sources include a downturn in the Chicago area market, difficult credit markets or adverse regulatory actions against us.

As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. Although we have increased our funding from our core customers to reduce our reliance on wholesale funding, we continue to use brokered money market accounts and certificates of deposits, out-of-local-market certificates of deposit, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances as a source of liquidity.

Under FDIC regulations, only “well-capitalized” institutions may issue brokered certificates of deposit (“CDs”) without prior regulatory approval. The Bank is currently categorized as “well-capitalized” and, therefore, may continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which would result in higher costs to, or reduced asset levels at, the Bank.

Our liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on our outstanding debt and equity instruments, capital we inject into the Bank, redemption of our previously issued debt, proceeds we raise through the issuance of debt and equity instruments, and dividends received from the Bank (if permitted). Our future liquidity position may be materially adversely affected if, in the future, one or a combination of the following events occur:

•	the Bank reports net losses or its earnings are weak relative to our cash flow needs as a holding company,

•

we deem it advisable or are required by our regulators to use cash at the holding company level to support loan growth of the Bank or address other capital needs of the Bank through downstream capital injections, or

•	we have difficulty raising cash at the holding company level through the issuance of debt or equity securities or accessing additional sources of credit.

Given the losses recorded by the Bank from 2008 through 2010 and the resulting limitations imposed by our regulators on the ability of the Bank to pay dividends to us, we have been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to manage this risk by reducing the amount of capital we inject into the Bank. This may further reduce the capital position of the Bank, cause our growth to slow and result in regulatory criticism.

We are subject to liquidity risk, including unanticipated deposit volatility.

Our usual liquidity management challenges include responding to potential volatility in our customers’ deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. Since 2008, we have experienced a significant increase in client deposits, which has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this recent level of client deposit growth will continue, that client deposits will remain at current levels or that we will be able to maintain the recent reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.

In addition, we have customers that maintain significant deposit balances with us, the immediate withdrawal of which could have a material adverse affect on our daily liquidity management. Further, the number of branches we maintain is small relative to our asset size, which could negatively impact our ability to acquire new deposits. In the event that we experience a significant deposit outflow, our liquidity could be negatively impacted such that our capital position, reputation or profitability could also be adversely affected. If we fail to effectively manage the risk of deposit volatility, our business, financial condition, results of operations and reputation could be materially adversely affected.

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require the Company to pay interest on these demand deposits to attract and retain business customers, its interest expense would increase and its net interest margin would decrease. This could have a material adverse effect on the Company’s business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

We are rated by several different rating agencies, including IDC and Bankrate.com. Many factors, both within and out of our control, may cause these agencies to downgrade their ratings related to the Company, which could subject us to negative publicity, adversely impact our ability to acquire or retain deposits and increase our cost of borrowing or limit our asset growth. Also, our credit ratings are an important factor to the institutions that provide our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations. We cannot give any assurance that our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation, as discussed above and elsewhere in this report. When available, cash to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from the Bank is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, the Company’s right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank’s creditors, including depositors, which would take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2011, the Bank had deposits and other liabilities of approximately $4.3 billion.

Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

We believe our future success is dependent, in part, on our ability to attract and retain highly qualified and experienced personnel in key senior management and other positions. Our competitive strategy is to provide each of our commercial customers with a highly qualified relationship manager that will serve as the customer’s key point of contact with us. Achieving the status of a “trusted advisor” for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Competition for experienced personnel in our industry is intense, and we may not be able to successfully attract and retain such personnel.

Our recent operating results have reduced our cash-based incentive awards to senior management and other key employees. In addition, our participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) places limits on executive compensation, which may adversely affect our ability to attract and retain certain key employees, especially if we are competing for talent against institutions that are not subject to such restrictions. Any inability to retain and attract key personnel could negatively impact our operations.

Our reputation could be damaged by negative publicity.

Reputational risk, or the risk to our business, financial condition or results of operations from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.

New lines of business or new products and services may subject us to certain additional risks.

From time to time, we will consider and may enter into new lines of business or offer new products or services. These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and we can give no assurance that our projected price and profitability targets will be attainable or that our efforts will be successful. These initiatives have required and will continue to require us to enter geographical markets that are new to us. In addition, new lines of business and new products and services could significantly impact the effectiveness of our system of internal controls, and present requirements for legal compliance with which we were previously unfamiliar. Failure to successfully manage these risks could have a material adverse affect on our business, results of operations and financial condition.

We may experience difficulties in managing our future growth.

Our future success in part, depends on our achieving growth in commercial banking relationships that result in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers who currently bank at other financial institutions in our market, thereby increasing our share of the market. Our commercial banking strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. In addition, we actively pursue high quality relationship managers to extend our reach in the market place. Our success will also depend in part on continued growth in our mortgage banking business. Our mortgage growth goals will necessitate further expansion of our national mortgage platform and, to a lesser degree, additional diversification of revenue streams from this business. Although we believe that we have the necessary resources in place to successfully manage our future growth, our growth strategy exposes us to certain risks and expenses, and we cannot assure you that we will be able to expand our market presence or that any such expansion will not adversely affect our results of operations. Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources. Maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, our business would be materially harmed.

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

The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing federal and state budgetary pressures, the enactment of new federal or state tax legislation may occur. For example, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations, which increased our state income tax rate. The further enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s business, financial condition and results of operations.

Our participation in the TARP CPP may place significant restrictions on our operations.

Under the TARP CPP, our ability to declare or pay dividends on any of our shares of common stock is limited. Specifically, we are not permitted to pay dividends on our common stock without the UST’s approval until November 21, 2012, unless all of the outstanding shares of our Series B Preferred have been redeemed or transferred by the UST to unaffiliated third parties. In addition, our ability to repurchase shares of our common stock and other securities is restricted. The consent of the UST generally is required for us to make any stock repurchases (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until November 21, 2012, unless all of the outstanding shares of our Series B Preferred have been redeemed or transferred by the UST to unaffiliated third parties. Further, we may not repurchase shares of our common stock or shares of our Nonvoting Convertible Preferred Stock, Series D (“Series D Preferred”), and 8.0% Nonvoting Convertible Preferred Stock, Series G (“Series G Preferred”), if we are in arrears on the payment of Series B Preferred dividends.

Due to our participation in the TARP CPP, we are also subject to the UST’s current standards for executive compensation and corporate governance for the period during which the UST holds our Series B Preferred, as set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance on June 10, 2009. The compensation standards apply to certain of our senior executive officers and certain other of our most highly compensated employees and, among other things, place specific restrictions on the types and amounts of compensation that we may pay to these individuals. Certain of these restrictions may force us to issue additional shares of our common stock, rather than cash or other non-equity awards, to compensate and retain our executive officers. Any such common stock issuances likely would result in dilution to our common stockholders, which would have an adverse impact on the market value of our common stock.

Regulatory requirements, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2011, both we and the Bank were categorized as “well-capitalized” under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on our business, financial condition, results of operations or our ability to maintain or expand our operations.

We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

Historically, our primary source of funds at the holding company level has been dividends received from the Bank. In order to preserve capital, our Board of Directors suspended the payment of dividends on our common stock beginning in the second quarter of 2008. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common or preferred stock or pay interest on our outstanding debt securities in the future. We also have agreed, consistent with our past practice, to continue to provide the Federal Reserve and the IDFPR with notice before we declare dividends on our common or preferred stock or pay interest on our debt securities.

The UST may also impose additional limitations on our ability to use funds we received from our participation in the TARP CPP, including the payment of dividends or interest on our outstanding securities. For example, we are currently prohibited from declaring or paying any dividends on our common stock without the UST’s consent until the earlier of November 21, 2012 or the date on which the UST no longer holds any shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease approximately 112,000 square feet for our Corporate Center under an operating lease that expires on August 31, 2019, with two five-year renewal options which could extend the lease to 2029. We also have an approximately 1,400 square foot banking center on the first floor of our Corporate Center.

We also maintain approximately 36,000 square feet of general office space for our administrative offices in downtown Chicago at 225 West Washington under an operating lease with a 15-year term expiring in 2022 with two five-year renewal options which could extend the lease to 2032.

We currently have nine banking centers located in the Chicago area. Of the nine banking center locations, we own five of the buildings in which the banking centers are operated, including our Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee locations. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling (term to February 2015), Burbank (term to June 2014), Rosemont (term to August 2019), and South Clark (term to June 2018) banking facilities.

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

We have expanded our asset-based lending services and opened offices in geographical areas outside the Chicago area. Currently, we maintain offices in Kansas City, Missouri; Brookfield, Wisconsin; Baltimore, Maryland; Irvine, California; Dallas, Texas; Memphis, Tennessee; Minneapolis, Minnesota; Seattle, Washington and Atlanta, Georgia. Each of these offices operates under short-term operating leases.

The principal administrative offices of our residential mortgage banking line of business are located in a 27,812 square foot facility located in Ann Arbor, Michigan with a five year lease which will terminate in March 2017. In 2011, we terminated the lease on an 8,000 square foot facility in Hamburg, Michigan which had a lease expiring in November 2014, as the business had outgrown this space. A second facility in Hamburg, Michigan is an 8,000 square foot facility with a lease expiring in July 2014, which we anticipate terminating in July 2012 with four months notice. The mortgage division also has smaller retail offices located in Ann Arbor and Northville, Michigan; Louisville and Lexington, Kentucky; Lancaster, Maple Glen and Exton, Pennsylvania; Chicago, Illinois; Long Island and Hamburg, New York; Carrollton and Suwanee, Georgia; St. Louis, Missouri and Jacksonville, Florida. Thee spaces are subleased by the Bank and cancellable with 30 days notice.

Item 3. Legal Proceedings

We are a party to litigation from time to time arising in the normal course of business. As of the date of this annual report, management knows of no threatened or pending legal action against us that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “TAYC”. The high and low sales price per share of our common stock for the periods indicated is set forth below:

	High	Low
2011
Quarter Ended March 31	$13.74	$9.84
Quarter Ended June 30	10.49	7.54
Quarter Ended September 30	9.33	5.90
Quarter Ended December 31	10.77	5.70

2010
Quarter Ended March 31	$13.23	$7.82
Quarter Ended June 30	18.05	11.00
Quarter Ended September 30	13.50	9.36
Quarter Ended December 31	13.38	11.19

As of March 5, 2012, the closing price per share of our common stock as reported on the Nasdaq was $13.17.

As of March 5, 2012, there were 352 stockholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

There have been no dividends declared on our common stock for any quarter in 2011 and 2010. Holders of our common stock are entitled to receive any cash dividends that may be declared by our Board of Directors. In connection with our participation in TARP CPP and the issuance of our Series B Preferred, we need the consent of the UST before we can pay any dividends on our common stock. Subject to such restrictions, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, the capital requirements of the Company and our subsidiaries, regulatory conditions and considerations and other factors as our Board of Directors may deem relevant. We also have agreed, consistent with our past practice, to continue to provide our regulators notice before we pay dividends and interest at the holding company.

As a bank holding company, we are ultimately dependent upon the Bank to provide funding for our operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may, therefore, limit our ability to pay dividends on our common stock. Because of operating losses incurred in past years, our Bank does not have the ability to pay us dividends without regulatory approval. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities and our outstanding preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from December 31, 2006 through December 31, 2011, with the composite index for all U.S. companies included in the Nasdaq Stock Market and the SNL Nasdaq Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, Virginia.

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Taylor Capital Group, Inc.	100.00	56.52	16.30	31.74	36.65	27.09
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2011 is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$134,414	$136,074	$122,911	$92,351	$104,705
Provision for loan losses	49,258	143,127	89,611	144,158	31,900

Net interest income (loss) after provision for loan losses	85,156	(7,053)	33,300	(51,807)	72,805
Noninterest income:
Service charges	11,481	11,282	11,306	9,136	7,709
Trust and investment management fees	243	768	1,697	3,578	3,864
Mortgage banking revenue	20,384	14,261	—	—	—
Gain (loss) on sales of investment securities	4,944	41,376	17,595	(2,399)	—
Other noninterest income	12,190	4,996	2,993	2,122	5,138

Total noninterest income	49,242	72,683	33,591	12,437	16,711
Noninterest expense:
Salaries and employee benefits	64,736	54,073	42,914	47,855	37,771
Goodwill impairment	—	—	—	—	23,237
Other noninterest expense	51,657	64,163	54,693	45,515	33,517

Total noninterest expense	116,393	118,236	97,607	93,370	94,525

Income (loss) before income taxes	18,005	(52,606)	(30,716)	(132,740)	(5,009)
Income tax expense (benefit)	(73,110)	1,217	834	(8,212)	4,561

Net income (loss)	91,115	(53,823)	(31,550)	(124,528)	(9,570)
Preferred dividends and discounts	(19,646)	(25,455)	(11,483)	(18,830)	—

Net income (loss) applicable to common stockholders	$71,469	$(79,278)	$(43,033)	$(143,358)	$(9,570)

Common Share Data:
Basic earnings (loss) per share	$3.45	$(5.27)	$(4.10)	$(13.72)	$(0.89)
Diluted earnings (loss) per share	3.45	(5.27)	(4.10)	(13.72)	(0.89)
Cash dividends per common share	—	—	—	0.10	0.40
Book value per common share	10.84	3.97	9.02	13.47	24.10
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.
Weighted average shares – basic earnings per share	19,474,273	15,049,868	10,492,911	10,450,177	10,782,316
Weighted average shares – diluted earnings per share	19,499,275	15,049,868	10,492,911	10,450,177	10,782,316
Shares outstanding – end of year	28,360,076	17,877,708	11,076,707	11,115,936	10,551,994

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$4,685,810		$4,483,854		$4,403,502		$4,388,889		$3,556,463
Investment securities	1,279,676		1,254,477		1,271,271		1,094,594		892,371
Total loans	3,114,283		3,094,358		3,035,328		3,233,261		2,533,333
Allowance for loan losses	103,744		124,568		106,185		128,548		54,681
Total deposits	3,123,211		3,026,906		2,976,800		3,131,046		2,580,192
Other borrowings	168,133		511,008		337,669		275,560		389,054
Notes payable and other advances	747,500		505,000		627,000		462,000		205,000
Junior subordinated debentures	86,607		86,607		86,607		86,607		86,607
Subordinated notes, net	89,648		88,835		55,695		55,303		—
Preferred stock	102,055		137,893		158,844		157,314		—
Common stockholders’ equity	307,473		70,908		99,962		149,773		254,256
Total stockholders’ equity	409,528		208,801		258,806		307,087		254,256
Earnings Performance Data:
Return (loss) on average assets	2.06%		(1.20)%		(0.70)%		(3.27)%		(0.28)%
Return (loss) on average stockholders’ equity	36.73		(19.54)		(10.74)		(51.01)		(3.47)
Net interest margin (non tax-equivalent) (1)	3.12		3.12		2.77		2.46		3.22
Noninterest income to revenues	20.75		25.85		13.24		5.73		6.86
Efficiency ratio (2)	64.60		70.64		70.27		87.11		77.85
Loans to deposits	99.71		102.23		101.97		103.26		98.18
Average interest-earning assets to average interest-bearing liabilities	124.18		122.59		125.32		120.66		122.78
Ratio of earnings to fixed charges: (3)
Including interest on deposits	1.06	x	0.25	x	0.59	x	(0.16	)x	0.96	x
Excluding interest on deposits	1.10	x	(0.47	)x	(0.00	)x	(3.63	)x	0.82	x
Asset Quality Ratios:
Allowance for loan losses to total loans (excluding loans held for sale)	3.54%		4.39%		3.60%		3.98%		2.16%
Allowance for loan losses to nonperforming loans (4)	100.66		77.98		75.06		64.15		72.27
Net loan charge-offs to average total loans	2.37		4.11		3.53		2.52		0.59
Nonperforming assets to total loans plus repossessed property (5)	4.40		6.12		5.48		6.58		3.09
Capital Ratios:
Total stockholders’ equity to assets – end of year	8.74%		4.66%		5.88%		7.00%		7.15%
Average stockholders’ equity to average assets	5.62		6.13		6.55		6.41		8.21
Leverage ratio	8.84		6.89		7.60		8.73		9.40
Tier 1 Capital ratio	11.22		8.93		9.79		10.22		11.44
Total Capital ratio	14.72		12.98		12.72		13.02		12.74

COLE TAYLOR BANK:
Net income (loss)	$90,576		$(44,721)		$(23,977)		$(117,196)		$(2,971)
Return (loss) on average assets	2.06%		(0.10)%		(0.54)%		(3.08)%		(0.09)%
Stockholder’s equity to assets – end of year	9.94		6.53		6.95		7.36		8.82
Leverage ratio	8.53		7.05		6.77		7.11		8.74
Tier 1 Capital ratio	10.85		9.13		8.73		8.32		10.62
Total Capital ratio	13.42		12.04		11.64		11.12		11.88

N.M. Not Meaningful

(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.
(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.
(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.
(4)	Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.
(5)	Nonperforming assets consist of nonperforming loans and other real estate owned and other repossessed assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank. We provide a range of products and services primarily to closely-held commercial businesses and their owner operators in the Chicago area. We also provide asset-based lending and residential mortgage banking services through offices both in Chicago and in other geographic markets. At December 31, 2011, we had assets of $4.7 billion, deposits of $3.1 billion and stockholders’ equity of $409.5 million.

The following discussion and analysis presents our consolidated financial condition at December 31, 2011 and December 31, 2010 and the results of operations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009. This discussion should be read together with the “Selected Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this annual report.

Application of Critical Accounting Policies

Our accounting and reporting policies conform, in all material respects, to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting and Reporting Policies” from our audited financial statements contained elsewhere in this annual report.

The preparation of financial statements in conformity with these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based upon historical experience, current information and other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than actual results. We consider our policies for the allowance for loan losses, the realizability of deferred tax assets, derivatives and the valuation of investment securities to be critical accounting policies.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.

Allowance for Loan Losses

We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level that we consider sufficient to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including historical charge-off experience, changes in the size of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The current illiquidity in the Chicago area real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding periods until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

Our loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have the potential for higher losses for each loan. These larger loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate for any one loan may have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans can cause an increase in uncollectible loans and our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.

Income Taxes

We maintain net deferred tax assets for deductible temporary differences between book and taxable income, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs of loans are deductible, not the provision for loan losses. Under GAAP, a deferred tax asset valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate ability to realize our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods, positive credit quality trends and the state of overall economic environment. Examples of negative evidence may include a cumulative loss in the current year and prior two years, no tax planning opportunities to accelerate income, availability of taxes paid in open carryback years and negative general business and economic trends. We currently do not maintain a valuation allowance against our net deferred tax assets because management has determined that it is more-likely-than-not that these deferred tax assets will be realized.

Derivative Financial Instruments

We use derivative financial instruments (“derivatives”), including interest rate exchange and corridor agreements, callable interest rate exchange agreements, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

At the inception of a formally designated hedge and quarterly thereafter, an assessment is made to determine whether changes in the fair values or cash flows of the derivatives have been highly effective in offsetting the changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives are reported currently in the Consolidated Statements of Operations in other noninterest income, which could result in greater volatility in our earnings.

The estimates of fair values of certain of our derivative instruments, such as interest rate exchange agreements (or swaps) and corridors, are calculated using independent valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our earnings.

Valuation of Investment Securities

The fair value of our investment securities portfolio is determined in accordance with GAAP, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our financial statements. We obtain the fair value of investment securities from an independent pricing service. We periodically review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. While we use an independent pricing service to obtain the fair values of our investment portfolio, we employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected assets and review the valuations and any significant differences in valuations with members of management who have the relevant technical expertise to assess the results. In addition, the Company reviews the third party valuation methodology on a regular basis.

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss, and prepayments, which are difficult to predict. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our Consolidated Statements of Operations.

Outlook

Since 2008, we have pursued a two pronged strategy of asset quality remediation and earnings growth and diversification, which we call our “fix and grow” strategy. The “fix” component refers to our continuing efforts to improve asset quality issues largely caused by the downturn in the Chicago area economy, and the resulting impact on real estate prices and liquidity. The “grow” component of our strategy seeks to increase and diversify our pre-tax, pre-provision earnings by repositioning our commercial banking business to provide middle-market lending across a wide array of industries. In addition, “grow” also encompasses Cole Taylor Business Capital, our asset-based lending arm established in 2009, and Cole Taylor Mortgage, our mortgage banking business established in 2010.

We plan to continue pursuing our “fix and grow” strategy in 2012. Regarding the “fix” component of our strategy, we expect to continue to remediate asset quality and to reduce lending concentrations in areas of higher risk. Improvement in asset quality will in part depend on a sustained improvement in the economy and in particular the Chicago area real estate market.

We also expect to maintain focus on the growth component of our strategy emphasizing our commercial banking and mortgage origination and servicing businesses. Cole Taylor Business Capital and Cole Taylor Mortgage are relatively new businesses and we believe that each have meaningful potential for continued growth. We will also look for additional opportunities for strategic, measured expansion provided it increases stockholder value, especially in the areas of deposit franchise enhancement.

Results of Operations

We reported net income applicable to common stockholders of $71.5 million, or $3.45 per diluted common share outstanding for the year ended December 31, 2011, compared to a net loss applicable to common stockholders of $79.3 million, or $5.27 per diluted common share, for the year ended December 31, 2010. The higher net income applicable to common stockholders in 2011 was due to the combination of improved credit quality and strong business line growth and the reversal of the valuation allowance on our net deferred tax asset of $73.2 million.

2011 Highlights

Strong business line growth during 2011:

•	Pre-tax, pre-provision operating earnings were $72.5 million in 2011, up 4.6% from $69.3 million for the full year 2010.

•	Revenue was $180.2 million in 2011, up 7.6% from $167.4 million in 2010.

Credit quality significantly improved during 2011:

•

Provision for loan losses was $49.3 million in 2011, a decrease of 65.5% from $143.1 million in 2010. Nonperforming asset expense also decreased, moving from $19.8 million in 2010 to $5.3 million in 2011, a decrease of 73.2%.

•	Nonperforming loans were $103.1 million and 3.31% of total loans at December 31, 2011, compared to $159.7 million and 5.16% of total loans at December 31, 2010.

•	The allowance for loan losses was $103.7 million and 100.66% of nonperforming loans at December 31, 2011, compared to $124.6 million and 77.98% at December 31, 2010.

•

At December 31, 2011, commercial criticized and classified loans (special mention, substandard and nonaccrual loans in commercial loans) totaled $182.6 million down 39.9% from $303.9 million at December 31, 2010.

Stockholders’ equity nearly doubled during 2011:

•

Issued $25.0 million of 8% Non-cumulative, Non-voting, Contingent Convertible Preferred Stock, Series F (“Series F Preferred”) which was immediately converted to common stock or a common stock equivalent.

•

Converted our 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (“Series C Preferred”) and 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series E (“Series E Preferred”), totaling $37.5 million, into shares of common stock or, in the case of some stockholders, Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock Series G (“Series G Preferred”).

•	We completed a $35.0 million rights offering. Rights holders exercising their subscription rights purchased a total of 4,424,778 shares of our common stock at $7.91 per share.

•

Our results, in combination with management’s belief that we have achieved sustainable profitability, supported the reversal of the previously established $73.2 million valuation allowance on our net deferred tax asset. This reversal, in combination with our strong business line growth, resulted in net income applicable to common stockholders of $71.5 million for the year ended December 31, 2011.

2010 Highlights

•	Pre-tax, pre-provision earnings from operations were $69.3 million in 2010, up 30.8% from $53.6 million for the full year 2009.

•	Revenue was $167.4 million in 2010, up 20.5% from $138.9 million in 2009.

•	Net interest income increased 10.7% from $122.9 million for the year ended December 31, 2009 to $136.1 million for the year ended December 31, 2010.

•	Nonperforming loans were $159.7 million and 5.16% of total loans at December 31, 2010, compared to $141.5 million and 4.66% of total loans at December 31, 2009.

•	The allowance for loan losses was $124.6 million and 77.98% of nonperforming loans at December 31, 2010, compared to $106.2 million and 75.06% at December 31, 2009.

•	At December 31, 2010, commercial criticized and classified loans totaled $303.9 million down 25.2% from $406.3 million at December 31, 2009.

•	In May 2010, we completed a $75.0 million private offering which consisted of $37.5 million of Series C Preferred and $37.5 million in principal amount of 8% subordinated notes.

•

In May 2010, we also completed an exchange offer in which we issued an aggregate of 7.2 million shares of our common stock in exchange for all of the outstanding shares of our Series A Preferred. The Series A Preferred had an aggregate liquidation preference of $60 million and a non-cumulative preferred dividend that accrued at 8% per annum. By its terms, the Series A Preferred was convertible into 6.0 million shares of common stock. As an inducement to convert, holders of our Series A Preferred were offered, in the aggregate, an additional 1.2 million shares of common stock.

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

Reconciliation of U.S. GAAP Financial Measures

The following table reconciles the income (loss) before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes	$18,005	$(52,606)	$(30,716)
Add back (subtract):
Credit costs:
Provision for loan losses	49,258	143,127	89,611
Nonperforming asset expense	5,264	19,790	11,726

Credit costs subtotal	54,522	162,917	101,337
Other:
Gains on sales of investment securities	(4,944)	(41,376)	(17,595)
Derivative termination fees	896	—	—
Early extinguishment of debt	3,444	378	527
Impairment of investment securities	571	—	—

Other subtotal	(33)	(40,998)	(17,068)

Pre-tax, pre-provision operating earnings	$72,494	$69,313	$53,553

The following table details the components of revenue for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net interest income	$134,414	$136,074	$122,911
Noninterest income	49,242	72,683	33,591
Add back (subtract):
Gains on sales of investment securities	(4,944)	(41,376)	(17,595)
Derivative termination fees	896	—	—
Impairment of investment securities	571	—	—

Revenues	$180,179	$167,381	$138,907

Net Interest Income

Net interest income is our principal source of revenue and is the difference between total interest income and fees generated by interest-earning assets and total interest expense incurred on interest-bearing liabilities. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of rates earned or incurred on those assets and liabilities.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Net interest income was $134.4 million in 2011, a decrease of $1.7 million, or 1.2%, from $136.1 million in 2010.

Net interest margin of 3.16% in 2011 was down slightly from 3.17% in 2010, as decreases in the yield on all interest-earning assets were largely offset by continued decreases in our funding costs. The lower funding costs were a result of deposit repricing and deliberate changes made to the funding mix.

The interest-earning asset yield declined to 4.41% in 2011 from 4.83% in 2010 due to decreased yields on both loans and investment securities. The yield earned on loans decreased to 4.76% during 2011 from 5.07% in 2010. The yield on our investment securities portfolio also declined to 3.66% in 2011 from 4.28% in 2010.

The yield on total interest-bearing liabilities dropped from 2.03% in 2010 to 1.55% in 2011. Significant, anticipated deposit repricing occurred in 2011, largely in customer certificates of deposit and brokered certificates of deposit. The decline in yield was also due in part to funding-related transactions, including the termination of certain derivative contracts and early extinguishments of debt in 2011. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expenses.

Our average interest-earning assets during 2011 were $4.30 billion, a decrease of $65.7 million, or 1.5%, as compared to the $4.37 billion of average interest-earning assets during 2010. The decrease was driven by lower loan balances, primarily in the commercial real estate secured portfolio, excluding commercial owner-occupied real estate loans, due to pay downs and nonperforming loan resolutions during 2011. Offsetting this decline was an increase in consumer loans, largely due to certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio rather than being sold in the secondary market.

Our average interest-bearing liabilities decreased from $3.56 billion in 2010 to $3.46 billion in 2011, a decrease of $98.6 million or 2.8%. Other borrowings decreased $199.7 million, or 37.7%, from $529.9 million in 2010 to $330.2 million in 2011. Offsetting this was an increase in notes payable and other advances, which increased from $484.8 million in 2010 to $583.9 million in 2011, an increase of $99.1 million or 20.4%. These actions were taken to shift the funding mix to lower the overall cost of funds. Average interest-bearing deposit balances of $2.37 billion in 2011 were slightly lower than balances of $2.39 billion during 2010. Total deposits increased due to growth in average noninterest-bearing deposit balances, which increased $47.9 million, or 7.9% to $650.7 million during 2011, as compared to $602.8 million in 2010.

With an adjustment for tax-exempt income, our consolidated net interest income for 2011 was $136.1 million, compared to $138.6 million for 2010. This non-GAAP presentation is discussed below. See “Tax-Equivalent Adjustments to Yields and Margins”.

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

Net interest income increased by $13.2 million, or 10.7%, to $136.1 million in 2010, compared to $122.9 million in 2009, that was largely driven by a 33 basis point increase in net interest margin.

Net interest margin increased to 3.17% in 2010, compared to 2.84% in 2009, as our funding costs continued to decrease by more than the yield on our interest-earning assets. Funding costs were lowered as the low interest rate environment enabled our portfolio of term deposits to continue to reprice to current market rates. Increased noninterest-bearing deposits from customers and the ability to take advantage of short-term funding opportunities also reduced funding costs.

The interest-earning asset yield declined to 4.83% in 2010 from 5.03% in 2009. The yield earned on loans increased slightly to 5.07% during 2010 from 5.04% in 2009. However, this was more than offset by a drop in the yield on our investment securities portfolio, which decreased to 4.28% in 2010 from 5.01% in 2009.

Our average interest-earning assets during 2010 were $4.37 billion, a decrease of $66.2 million, or 1.5%, as compared to the $4.43 billion of average interest-earning assets during 2009. The decrease was driven by lower loan balances largely offset by higher investment portfolio balances. Average loan balances fell due to the continued downward pressure from the economic environment.

Average interest-bearing deposit balances decreased to $2.39 billion in 2010, compared to $2.52 billion during 2009. The decrease was offset by increases in average noninterest-bearing deposit balances, which increased $18.3 million to $602.8 million during 2010, as compared to $584.5 million in 2009, and by other borrowings, which increased $163.1 million from $366.8 million during 2009 to $529.9 million during 2010.

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

	For the Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net interest income as reported	$134,414	$136,074	$122,911
Tax equivalent adjustment-investments	1,547	2,393	2,944
Tax equivalent adjustment-loans	137	100	115

Tax equivalent net interest income	$136,098	$138,567	$125,970

Yield on interest-earning assets without tax adjustment	4.37%	4.77%	4.96%
Yield on interest-earning assets – tax equivalent	4.41%	4.83%	5.03%

Net interest margin without tax adjustment	3.12%	3.12%	2.77%
Net interest margin – tax equivalent	3.16%	3.17%	2.84%

Net interest spread – without tax adjustment	2.82%	2.74%	2.21%
Net interest spread – tax equivalent	2.86%	2.80%	2.28%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on an equivalent before-tax basis assuming a tax rate of 35%.

	Year Ended December 31,
	2011			2010			2009
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,276,066	$44,865	3.52%	$1,222,785	$50,162	4.10%	$1,127,899	$54,694	4.85%
Tax-exempt (tax equivalent) (2)	71,668	4,420	6.17	108,353	6,837	6.31	132,184	8,412	6.36

Total investment securities	1,347,734	49,285	3.66	1,331,138	56,999	4.28	1,260,083	63,106	5.01

Cash Equivalents	1,570	15	0.94	939	11	1.16	1,688	20	1.17

Loans (2) (3):
Commercial and commercial real estate	2,641,294	126,837	4.74	2,775,085	141,778	5.04	2,982,534	150,021	4.96
Residential real estate mortgages	235,874	9,334	3.96	166,818	7,304	4.38	87,483	4,485	5.13
Home equity and consumer	74,784	3,214	4.30	92,995	3,912	4.21	101,356	4,266	4.21
Fees on loans		1,059			1,005			1,191

Net loans (tax equivalent) (2)	2,951,952	140,444	4.76	3,034,898	153,999	5.07	3,171,373	159,963	5.04

Total interest earning assets (2)	4,301,256	189,744	4.41	4,366,975	211,009	4.83	4,433,144	223,089	5.03

NON-EARNING ASSETS:
Allowance for loan losses	(119,579)			(108,347)			(131,131)
Cash and due from banks	99,278			81,774			65,674
Accrued interest and other assets	136,047			153,011			116,888

TOTAL ASSETS	$4,417,002			$4,493,413			$4,484,575

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$877,035	$6,705	0.76	$812,253	$8,344	1.03	$661,403	$7,610	1.15
Savings deposits	38,424	28	0.07	40,616	32	0.08	41,848	35	0.08
Time deposits	1,458,185	22,415	1.54	1,533,939	35,910	2.34	1,816,169	61,519	3.39

Total interest-bearing deposits	2,373,644	29,148	1.23	2,386,808	44,286	1.86	2,519,420	69,164	2.75

Other borrowings	330,224	4,865	1.45	529,900	8,648	1.61	366,844	8,844	2.38
Notes payable and other advances	583,900	3,838	0.65	484,789	5,289	1.08	509,049	6,557	1.27
Junior subordinated debentures	86,607	5,792	6.69	86,607	5,804	6.70	86,607	6,066	7.00
Subordinated notes	89,242	10,003	11.21	74,154	8,415	11.35	55,499	6,488	11.69

Total interest-bearing liabilities	3,463,617	53,646	1.55	3,562,258	72,442	2.03	3,537,419	97,119	2.75

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	650,679			602,757			584,512
Accrued interest, taxes and other liabilities	54,629			52,904			68,801

Total noninterest-bearing liabilities	705,308			655,661			653,313

STOCKHOLDERS’ EQUITY	248,077			275,494			293,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,417,002			$4,493,413			$4,484,575

Net interest income (tax equivalent) (2)		$136,098			$138,567			$125,970

Net interest spread (2) (4)			2.86%			2.80%			2.28%

Net interest margin (2) (5)			3.16%			3.17%			2.84%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest incurred resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35%. The change due to both rate and volume has been allocated in proportion to the dollar amount of the change in each. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income.

	2011 over 2010 INCREASE/(DECREASE)			2010 over 2009 INCREASE/(DECREASE)
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
INTEREST EARNED ON:
Investment securities	$700	$(8,414)	$(7,714)	$2,855	$(8,962)	$(6,107)
Cash equivalents	6	(2)	4	(9)	—	(9)
Loans	(4,166)	(9,389)	(13,555)	(6,911)	947	(5,964)

Total interest-earning assets			(21,265)			(12,080)

INTEREST PAID ON:
Interest-bearing demand deposits	(242)	(14,896)	(15,138)	(6,966)	(17,912)	(24,878)
Total borrowings	(1,953)	(1,705)	(3,658)	4,971	(4,770)	201

Total interest-bearing liabilities			(18,796)			(24,677)

Net interest income, tax-equivalent	$(1,180)	$(1,289)	$(2,469)	$(2,070)	$14,667	$12,597

*	The calculation of the rate and volume variances included in this table for 2010 and 2009 has been updated to provide a more precise division between the two variances. There is no impact to the net increase/decrease; only the calculation of the individual rate and volume variances has changed.

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

Our provision for loan losses totaled $49.3 million during 2011, a decrease of $93.8 million, or 65.5%, as compared to the $143.1 million provision for loan losses recorded in 2010 as commercial criticized and classified loans continued to decline and asset quality improved.

Nonperforming loans and commercial criticized and classified loans decreased in 2011 as a result of significant nonperforming asset resolutions, combined with a slowdown in both migrations to nonperforming status and inflows to criticized and classified status. Nonperforming loans totaled $103.1 million at December 31, 2011, compared to $159.7 million at December 31, 2010, a decrease of $56.6 million, or 35.4%. The total allowance for loan losses decreased from $124.6 million at December 31, 2010 to $103.7 million at December 31, 2011 and the allowance for loan losses as a percent of nonperforming loans improved from 77.98% at December 31, 2010 to 100.66% at December 31, 2011. See “Nonperforming Assets” and “Allowance for Loan Losses” for further discussion of the credit quality of our loan portfolio and our allowance for loan losses.

The provision for loan losses of $143.1 million during 2010 was $53.5 million higher than the $89.6 million provision for loan losses during 2009. The provision in 2010 reflected the continued weakness in the Chicago area real estate market, deterioration in our bank and bank holding company loans, the rise in nonperforming and impaired loans, and the increase in the severity of the estimated losses associated with these loans.

Noninterest Income

The following table presents the composition of our noninterest income for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Service charges	$11,481	$11,282	$11,306
Mortgage banking revenue	20,384	14,261	—
Gain (loss) on disposition of bulk purchased mortgage loans	105	(2,418)	(1,961)
Gain on sales of investment securities	4,944	41,376	17,595
Other derivative income	7,026	1,963	1,399
Letter of credit and other loan fees	3,890	4,041	2,186
Change in market value of employee deferred compensation plan	57	161	478
Other noninterest income	1,355	2,017	2,588

Total noninterest income	$49,242	$72,683	$33,591

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Total noninterest income during 2011 totaled $49.2 million, down from $72.7 million during 2010, a decrease of $23.5 million or 32.3%. The decrease was driven by a higher level of gains on sales of investment securities in 2010, partially offset by increased mortgage banking revenue and increased other derivative income in 2011.

We derive service charges principally from deposit accounts. Service charge income is affected by a number of factors, such as the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. Service charges increased slightly from $11.3 million in 2010 to $11.5 million in 2011 due to increases in commercial account service charges and foreign exchange service charges.

Mortgage banking revenue increased from $14.3 million in 2010 to $20.4 million in 2011, an increase of $6.1 million or 42.7%. The increase is due to a rise in loan fundings at Cole Taylor Mortgage related to sustained low mortgage interest rates and continued expansion of the national platform. Also contributing to the increase was growth in mortgage servicing activities, including retained servicing and purchased mortgage servicing rights.

In 2011, we sold mortgage-backed securities from our available for sale investment securities portfolio to minimize prepayment risk. We recorded net gains on the sales of available for sale investment securities of $4.9 million in 2011. This compares to gains of $41.4 million in 2010. See “Investment Securities” below for a further discussion.

Other derivative income was $7.0 million in 2011, compared to $2.0 million in 2010, an increase of $5.0 million or 250.0%. The increase was due to higher volumes on interest rate swap agreements entered into by commercial clients of our Banking segment. See “Derivative Financial Instruments” following for further discussion of our derivative instruments.

Letter of credit and other loan fees decreased from $4.0 million in 2010 to $3.9 million in 2011 due to a decline in the volume and amount of fees charged per customer in our asset based lending operation in 2011.

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

Total noninterest income during 2010 totaled $72.7 million, up from $33.6 million during 2009, an increase of $39.1 million or 116.4%. Increases in the gains on the sales of investment securities in 2010 of $23.8 million, mortgage banking revenue of $14.3 million from Cole Taylor Mortgage and letters of credit fees of $2.0 million drove the increase.

In 2010, we recorded gains on the sales of available for sale investment securities of $41.4 million from the sale of approximately $965 million of investment securities, mostly mortgage-related securities. We realized gains when we sold mortgage-backed securities that had been experiencing higher than anticipated prepayments and to take advantage of the low level of interest rates and tightening spreads in the market later in the year. See “Investment Securities” below for a further discussion.

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

Noninterest Expense

The following table presents the composition of our noninterest expense for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, medical insurance, sign-on bonuses and severance	$52,533	$45,171	$38,826
Incentives, commissions and retirement benefits	12,203	8,902	4,088

Total salaries and employee benefits	64,736	54,073	42,914
Occupancy of premises	8,603	8,328	8,146
Furniture and equipment	2,162	2,284	2,230
Nonperforming asset expense	5,264	19,790	11,726
FDIC assessment	6,705	8,238	10,380
Legal fees, net	3,821	4,922	5,961
Early extinguishment of debt	3,444	378	527
Other professional services	2,068	1,761	1,518
Computer processing	2,346	2,171	1,858
Other noninterest expense	17,244	16,291	12,347

Total noninterest expense	$116,393	$118,236	$97,607

Efficiency Ratio (1)	64.60%	70.64%	70.27%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, excluding gains or losses on investment securities.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Total noninterest expense was $116.4 million during 2011, a decrease of $1.8 million, or 1.5%, as compared to noninterest expense of $118.2 million during 2010. The decrease was driven by lower nonperforming asset expense in 2011, partially offset by increases in salaries and employee benefits and early extinguishment of debt expense.

Total salaries and employee benefits expense in 2011 was $64.7 million, compared to $54.1 million during 2010, an increase of $10.6 million, or 19.6%. The increase in expense in 2011 was largely due to an increase in base salaries and sales incentives at Cole Taylor Mortgage, a large portion of which is the full year impact in 2011 of adding 150 new employees in 2010, as that business segment’s loan fundings increased and it expanded its national presence. The total number of employees at the Company was 638 at December 31, 2011, compared to 607 at December 31, 2010.

Nonperforming asset expense decreased $14.5 million or 73.2% from 2010 to 2011. Nonperforming asset expense was $5.3 million during 2011 as compared to $19.8 million during 2010. The decrease was driven by lower write-downs expenses on other real estate owned (“OREO”) and repossessed assets and a reversal of unfunded commitment reserves that were resolved during 2011.

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

A quantification of the amount of expense in each of these categories for the periods indicated is as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Held for sale	$4,976	$15,571
Held for investment	288	4,219

Total	$5,264	$19,790

Our FDIC insurance premium decreased from 2010 to 2011 by $1.5 million primarily due to a change in the methodology used in calculating the FDIC insurance premium, in conformance with FDIC requirements. The premium calculation now includes a component based on assets, rather than basing the calculation entirely on deposits.

In 2011, three structured repurchase agreements were terminated and we incurred $3.4 million in early extinguishment of debt expense related to these terminations.

Other noninterest expense was $17.2 million for the year ended December 31, 2011, compared to $16.3 million for the year ended December 31, 2010. The increase is largely due to a volume driven increase in loan related expenses.

Our efficiency ratio was 64.60% in 2011, compared to 70.64% in 2010. The improvement in the efficiency ratio is the result of higher noninterest income in 2011 primarily due to increased mortgage banking revenue and other derivative income, combined with a decrease in noninterest expense due to lower nonperforming asset expense in 2011.

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

Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. Nonperforming asset expense increased to $19.8 million during 2010 as compared to $11.7 million during 2009. The increase was primarily associated with additional write-downs on OREO during 2010. The amount of nonperforming asset expense is impacted by the complexity and number of nonperforming loans and OREO and could continue to be significant in future periods.

A quantification of the amount of expense in each of these categories for the periods indicated is as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Held for sale	$15,571	$3,721
Held for investment	4,219	8,005

Total	$19,790	$11,726

Our FDIC insurance premium decreased in 2010 from 2009, primarily due to the nonrecurring FDIC special assessment in the second quarter of 2009 of $2.1 million.

Other noninterest expense was $16.3 million for the year ended December 31, 2010, compared to $12.3 million for the year ended December 31, 2009. Other noninterest expense includes costs for advertising and public relations, business meals and travel, board of directors’ fees, operational losses and other operating expenses such as telephone, postage, office supplies and printing.

Our efficiency ratio was 70.64% in 2010, compared to 70.27% in 2009. The impact of higher nonperforming asset expense was mostly offset by higher net interest and noninterest income.

Income Taxes

In 2008, we established a valuation allowance against our deferred tax asset because we concluded that, based upon the weight of all available evidence, it was more-likely-than-not that the deferred tax asset would not be realized. The valuation allowance increased $30.6 million during 2010 to $92.7 million at December 31, 2010, compared to $62.1 million at December 31, 2009. The increase in the required valuation allowance was largely due to the increase in our net deferred tax asset primarily due to changes in our allowance for loan losses and federal net operating loss and tax credit carry forwards, and changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in OCI, primarily changes in unrealized gains and losses on available for sale investment securities, the tax effects of which were allocated to OCI.

We evaluate the need for a deferred tax asset valuation allowance on an ongoing basis. For the year ended December 31, 2011, management determined that is it more-likely-than-not that the deferred tax asset will be realized. This conclusion was based on an analysis of both positive and negative evidence. Positive evidence included our return to profitability, significant improvement in asset quality and credit ratios, the continued reduction in our liquidating real estate construction and bank and bank holding company loan portfolios that had produced substantial losses over the past three years and an improving economic environment. Negative evidence included our cumulative losses in the past three years, no available taxes paid in open carryback years and no significant tax planning opportunities to accelerate income. Management determined that the positive evidence outweighed the negative and therefore we released our $73.2 million valuation allowance against the net deferred tax asset on December 31, 2011 resulting in an income tax benefit.

During 2011, we recorded a total income tax benefit of $73.1 million, largely due to the reversal of the valuation allowance against our net deferred tax asset. In addition, income tax benefit for 2011 includes a benefit due to a change in the State of Illinois tax rate as applied to our beginning of the year net deferred tax asset after valuation allowance. Offsetting these benefits was income tax expense due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in OCI.

During 2010, despite a loss of $52.6 million before income taxes, we recorded total income tax expense of $1.2 million. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. The tax expense recorded in 2010 was largely due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in OCI. At December 31, 2010, the net deferred tax asset, after considering the $92.7 million valuation allowance, was $11.6 million, which was supported by available tax planning strategies.

During 2009, we reported income tax expense of $834,000 for the year on a pre-tax loss of $30.7 million. Because of the valuation allowance on our deferred tax asset, we were not able to record an income tax benefit related to the pre-tax loss incurred. A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance. The tax expense recorded in 2009 was largely due to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in OCI. At December 31, 2009, the net deferred tax asset, after considering the $62.1 million valuation allowance, was $4.6 million, which was supported by available tax planning strategies.

Segment Review

As described in Note 24, “Segment Reporting,” of the notes to the consolidated financial statements, we have two principal operating segments: Banking and Mortgage Banking.

The Banking segment consists of commercial banking, asset based lending, retail banking and all other functions that support those units. Net income for the Banking segment for the year ended December 31, 2011 was $19.4 million, an increase of $45.3 million from net loss of ($25.9) million for the year ended December 31, 2010. The improved performance is primarily attributable to a $94.3 million decrease in provision for loan losses. Noninterest income decreased from $58.2 million in 2010 to $28.4 million in 2011, a decrease of $29.8 million. This decrease was due to gains on the sale of available for sale investment securities of $41.4 million in 2010 compared to $4.9 million in 2011, partially offset by an increase in other derivative income of $5.0 million due to an increase in the number and size of fees collected on customer related swaps. Noninterest expense was $92.5 million in 2011 compared to $103.8 million in 2010, a decrease of $11.3 million. This decrease was due to a $13.1 million decline in nonperforming asset expense due to improved credit quality, partially offset by $3.4 million in early extinguishment of debt expense in 2011.

The Mortgage Banking segment originates mortgage loans for sale to investors and for retention in our loan portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans. Net income for the Mortgage Banking segment for the year ended December 31, 2011 was $1.1 million, a decrease of $600,000 from net income of $1.7 million for the year ended December 31, 2010 as the Mortgage Banking segment continues to build the infrastructure necessary for continued business growth. Net interest income increased $2.7 million, from $3.0 million in 2010 to $5.7 million in 2011. Noninterest income also increased, moving from $14.3 million in 2010 to $20.4 million in 2011, an increase of $6.1 million. These increases in revenue reflect this segment’s expansion of its national platform, diversification of its revenue streams and sustained low mortgage interest rates. Noninterest expense increased from $14.4 million in 2010 to $23.9 million in 2011, an increase of $9.5 million, primarily due to increased salaries and employee benefits expense, a portion of which is related to volume growth.

The Other category includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments. The income tax benefit due to the reversal of our net deferred tax asset valuation allowance is also included.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes presented elsewhere in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of our financial position and operating results in terms of historical amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, in management’s opinion, interest rates have a greater impact on our performance than do the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influences of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other factors.

Financial Condition

Total assets increased by $202.0 million, or 4.5%, to $4.69 billion at December 31, 2011, compared to $4.48 billion at December 31, 2010. During 2011, total loan balances increased $19.9 million, or 0.7%, to $3.11 billion at December 31, 2011, compared to $3.09 billion at year-end 2010. Investment securities increased $25.2 million, or 2.0%, to a total of $1.28 billion at December 31, 2011, compared to $1.25 billion as of December 31, 2010. Other real estate and repossessed assets increased by $4.1 million, or 13.0%, to $35.6 million at December 31, 2011, compared to $31.5 million at December 31, 2010. In addition, other assets increased by $76.3 million, or 84.0%, at December 31, 2011 to $167.1 million, compared to $90.8 million at December 31, 2010.

Total liabilities remained flat at $4.28 billion as of December 31, 2011 and December 31, 2010. Total deposits increased $96.3 million, or 3.2%, to $3.12 billion at December 31, 2011, from $3.03 billion at December 31, 2010. Notes payable and other advances increased $242.5 million, or 48.0%, in 2011 to $747.5 million at December 31, 2011, compared to $505.0 million at December 31, 2010. Other borrowings decreased

$342.9 million, or 67.1%, to $168.1 million at December 31, 2011, compared to $511.0 at December 31, 2010. Total stockholders’ equity increased $200.7 million during 2011 to $409.5 million at December 31, 2011, from $208.8 million at December 31, 2010.

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

The following table presents the composition of our investment portfolio by major category as of the dates indicated:

	AVAILABLE FOR SALE		HELD TO MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2011:
U.S. government sponsored agency securities	$24,473	$25,269	$—	$—	$24,473	$25,269
Residential mortgage-backed securities	834,383	858,937	81,901	87,943	916,284	946,880
Commercial mortgage-backed securities	137,646	148,207	—	—	137,646	148,207
Collateralized mortgage obligations	68,598	70,620	22,395	23,111	90,993	93,731
State and municipal obligations	67,418	72,347	—	—	67,418	72,347

Total	$1,132,518	$1,175,380	$104,296	$111,054	$1,236,814	$1,286,434

December 31, 2010:
U.S. government sponsored agency securities	$22,994	$22,019	$—	$—	$22,994	$22,019
Residential mortgage-backed securities	863,353	842,386	100,990	101,751	964,343	944,137
Commercial mortgage-backed securities	145,529	149,722	—	—	145,529	149,722
Collateralized mortgage obligations	66,022	61,902	—	—	66,022	61,902
State and municipal obligations	76,873	77,458	—	—	76,873	77,458

Total	$1,174,771	$1,153,487	$100,990	$101,751	$1,275,761	$1,255,238

	AVAILABLE FOR SALE		HELD TO MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2009:
U.S. government sponsored agency securities	$44,956	$45,094	$—	$—	$44,956	$45,094
Residential mortgage-backed securities	803,516	810,032	—	—	803,516	810,032
Commercial mortgage-backed securities	159,688	161,393	—	—	159,688	161,393
Collateralized mortgage obligations	127,641	130,098	—	—	127,641	130,098
State and municipal obligations	120,716	122,307	—	—	120,716	122,307
Other debt securities	2,220	2,347	—	—	2,220	2,347

Total	$1,258,737	$1,271,271	$—	$—	$1,258,737	$1,271,271

Investment securities do not include investments in FHLB and FRB stock of $56.8 million, $40.0 million and $31.2 million, at December 31, 2011, 2010 and 2009, respectively. These investments are stated at cost.

Our total investment portfolio increased $25.2 million, or 2.0%, to $1.28 billion at December 31, 2011 as compared to $1.25 billion at December 31, 2010. During the year ended December 31, 2011 we purchased $229.8 million of investment securities, mostly mortgage related securities. Unrealized gains increased $63.5 million. Offsetting these increases, we received $130.6 million of proceeds from the sale of primarily mortgage-backed securities and collateralized mortgage obligations and $137.5 million of maturities, payoffs and principal paydowns.

Mortgage related securities include residential and commercial mortgage-backed securities and collateralized mortgage obligations, and comprised 92.4% of our investment portfolio at December 31, 2011, compared to 92.1% at December 31, 2010. As of December 31, 2011, over 99% of mortgage-related securities that we held were securities issued by government and government-sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. We do not hold subprime loans in our mortgage-related investment securities portfolio. While the fair value of these securities has been impacted by market illiquidity, we also take additional steps to review for other-than-temporary impairment.

At December 31, 2011, we had a net unrealized gain on the available for sale securities of $42.9 million, or 3.8% of amortized cost, compared to a net unrealized loss on the available for sale securities of $21.3 million, or 1.8% of amortized cost, at December 31, 2010. At December 31, 2011, we held five investment securities with a carrying value of $21.7 million that were in a gross unrealized loss position of $1.7 million. We analyzed each of these securities to determine if other-than-temporary impairment had occurred. Our analysis included an evaluation of the type of security; the length of time and extent to which the fair value has been less than the security’s carrying value; the characteristics of the underlying collateral; the degree of credit support provided by subordinate tranches within the total issuance; independent credit ratings; changes in credit ratings; and a cash flow analysis, considering default rates, loss severities based on the location of the collateral and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We obtained fair value estimates from additional independent sources and performed cash flow analysis to determine if other-than-temporary impairment had occurred. Of the five securities with gross unrealized losses at December 31, 2011, only three securities have been in a loss position for 12 months or more. Our analysis at December 31, 2011 determined that the one security for which we had previously recognized other-than-temporary impairment was additionally impaired. Therefore, we recorded an additional $190,000 of other-than-temporary impairment in 2011. Our analysis at December 31, 2011 indicated that the other two securities did not have other-than-temporary impairment. For additional details, see “Notes to Consolidated Financial Statements–Investment Securities” from our audited financial statements contained elsewhere in this annual report.

One additional investment security was evaluated for other-than-temporary impairment at December 31, 2011. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed from 2008 until the May 2011 interest payment, which was not received. Since the Company now believes that it will not recover all the expected payments of principal and interest as specified in the bond agreement, the expected future annual cash flows were analyzed and other-than-temporary impairment of $381,000 was recorded against earnings in 2011.

At December 31, 2011, we held no securities of any single issuer that exceeded 10% of stockholders’ equity, other than U.S. government agencies. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceeded 10% of stockholders’ equity, none of the holdings from any individual municipal issuer exceeded this threshold.

As a member, we are required to hold stock in the FHLBC and the FRB, which as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Federal Home Loan Bank of Chicago (FHLBC)	$45,125	$29,500
Federal Reserve Bank (FRB)	11,656	10,532

	$56,781	$40,032

The amount of FHLBC stock required to be held is based on the Bank’s asset size and the amount of borrowings from the FHLBC. Currently, the FHLBC is under a cease and desist order with its regulator that requires prior regulatory approval to declare dividends and redeem member capital stock other than excess capital under limited circumstances. Based on our assessment at December 31, 2011 of the ultimate recoverability of our FHLBC stock, we believe no impairment has occurred. For additional details of these investments, see the “Notes to Consolidated Financial Statements–Investment Securities” from our audited financial statements contained elsewhere in this annual report. We did not hold any FHLBC debt securities in our investment portfolio as of December 31, 2011.

The amount of FRB stock required to be held is based on the Bank’s common stock and surplus. The increases in the Bank’s surplus during 2011 were primarily due to the conversion of both Series F Preferred and Series C Preferred to common stock and the rights offering, which caused the Bank to increase its holdings of FRB stock by $1.1 million.

Investment securities with an approximate book value of $930 million and $969 million at December 31, 2011 and 2010, respectively, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, FHLB advances, and for other purposes as required or permitted by law.

Investment Portfolio—Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted-average yields:

	AS OF DECEMBER 31, 2011
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available for sale securities (1):
U.S. government sponsored agency securities	$6,467	2.82%	$13,664	2.81%	$5,138	2.93%	$—	—%	$25,269	2.84%
Residential mortgage-backed securities (2)	153,603	2.92	461,799	3.00	191,363	3.34	52,172	3.49	858,937	3.09
Commercial mortgage-backed securities (2)	3,076	4.68	15,694	4.84	91,284	4.62	38,153	4.81	148,207	4.70
Collateralized mortgage obligations (2)	19,127	3.11	34,798	3.11	16,695	3.10	—	—	70,620	3.11
States and municipal obligations (3)	1,090	4.66	849	4.19	43,221	4.03	27,187	4.41	72,347	4.18

Total available for sale	$183,363	2.98%	$526,804	3.06%	$347,701	3.75%	$117,512	4.13%	$1,175,380	3.36%

Held to maturity securities:
Residential mortgage-backed securities	19,241	4.47	41,985	4.28	20,675	3.99	—	—	81,901	4.26
Collateralized mortgage obligations (2)	801	3.43	3,039	3.43	18,555	3.42	—	—	22,395	3.42

Total held to maturity	$20,042	4.43%	$45,024	4.22%	$39,230	3.72%	$—	%	$104,296	4.08%

(1)	Based on estimated fair value.
(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

Loan Portfolio

Our primary source of revenue is interest on loans. The following table presents the composition of our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,426,221	$1,351,862	$1,264,369	$1,485,673	$850,196
Commercial real estate secured	1,037,976	1,120,361	1,171,777	1,058,930	839,629
Residential construction and land	64,824	104,036	221,859	349,998	492,780
Commercial construction and land	99,021	106,423	142,584	181,454	178,898

Total commercial loans	2,628,042	2,682,682	2,800,589	3,076,055	2,361,503
Residential real estate – mortgages	232,014	71,103	57,887	53,859	60,195
Home equity loans and lines of credit	61,939	73,316	86,227	92,085	99,696
Consumer loans	5,719	6,384	8,221	9,163	10,551
Other loans	585	1,854	557	2,115	1,421

Gross loans	2,928,299	2,835,339	2,953,481	3,233,277	2,533,366
Less: Unearned discount	—	(1)	(6)	(16)	(33)

Total loans	2,928,299	2,835,338	2,953,475	3,233,261	2,533,333
Less: Allowance for loan losses	(103,744)	(124,568)	(106,185)	(128,548)	(54,681)

Loans, net	$2,824,555	$2,710,770	$2,847,290	$3,104,713	$2,478,652

Loans Held for Sale	$185,984	$259,020	$81,853	$—	$—

Loans Held for Portfolio

Our portfolio loans at December 31, 2011 of $2.93 billion represented an increase of $93.0 million, or 3.3%, as compared to portfolio loans at December 31, 2010 of $2.84 billion. Portfolio loans decreased $118.1 million from $2.95 billion at December 31, 2009 to $2.83 billion at December 31, 2010. Approximately 90% of our loan portfolio was comprised of commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, and real estate construction and land loans. Total commercial loans decreased to $2.63 billion at December 31, 2011, compared to $2.68 billion at December 31, 2010 and $2.80 billion at December 31, 2009. Although we originated new loans during 2011, including the funding of approximately $565.6 million of new commercial loans, this growth was more than offset as we repositioned our portfolio to reduce our exposure in industries and sectors that we no longer consider desirable. In addition, loan charge-offs and low line usage by our customers combined to produce lower commercial loan balances in 2011.

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

C&I loans also include those loans made by the Company’s asset-based lending division. Asset-based loans are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include receivables, inventory, equipment and other fixed assets, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral coverage, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of the Company’s asset-based lending, the risk of these loans is also diversified by geography.

C&I loans increased $74.4 million, or 5.5%, to $1.43 billion at December 31, 2011, compared to $1.35 billion at December 31, 2010. We continue to develop new customer relationships and originate C&I loans as part of our growth strategy. C&I loans were $1.26 billion at December 31, 2009 and increased $87.5 million, or 6.9%, to $1.35 billion at December 31, 2010.

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

At December 31, 2011, December 31, 2010 and December 31, 2009, the composition of our commercial real estate secured portfolio by type of collateral was as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied*:
Retail strip centers or malls	$143,052	14%	$198,527	18%	$211,817	18%
Office/mix use property	113,429	11	116,726	10	149,951	13
Commercial properties	129,921	12	147,920	13	146,232	12
Specialized – other	80,971	8	82,332	7	100,855	9
Other commercial properties	40,270	4	43,595	4	53,040	5

Subtotal commercial non-owner occupied	507,643	49	589,100	52	661,895	57
Commercial owner occupied	446,259	43	411,519	37	365,494	31
Multi-family properties	84,074	8	119,742	11	144,388	12

Total commercial real estate secured	$1,037,976	100%	$1,120,361	100%	$1,171,777	100%

*	As a result of our 2011 core system conversion, we identified certain sub-codings within our loan system that changed the characterization of certain commercial real estate non-owner occupied loans to owner occupied real estate. Although there was no impact to the calculation of the total commercial real estate loans, we have adjusted the table above to reflect the revised classifications for all periods presented.

Total commercial real estate loans were $1.04 billion at December 31, 2011 as compared to $1.12 billion at December 31, 2010, a decrease of $82.4 million, or 7.4%. During 2011, loans secured by commercial owner occupied properties increased by $34.7 million, while loans on commercial non-owner occupied properties decreased by $81.5 million and multi-family property related loans decreased $35.7 million. Most of the decrease in non-owner occupied was in the retail strip centers or malls property category.

Total commercial real estate loans were $1.12 billion at December 31, 2010 as compared to $1.17 billion at December 31, 2009, a decrease of $51.4 million, or 4.4%. During 2010, loans secured by commercial owner occupied properties increased by $46.0 million, while loans on commercial non-owner occupied properties decreased by $72.8 million. Most of the decrease in non-owner occupied was in the office/mix use property category.

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

Our residential real estate construction and loan portfolio decreased $39.2 million, or 37.7%, during 2011 to $64.8 million at December 31, 2011, as compared to $104.0 million at December 31, 2010. Because of the continued slow down in the residential real estate markets and reduced real estate valuations, we have been actively reducing our exposure to this sector. Residential real estate construction loans decreased $117.8 million or 53.1%, from $221.9 million at December 31, 2009 to $104.0 million at December 31, 2010.

We continue to reduce our commercial construction and land portfolio, which declined $7.4 million, or 7.0%, to $99.0 million at December 31, 2011, as compared to $106.4 million at December 31, 2010. Commercial construction and land loans decreased $36.2 million, or 25.4%, in 2010, from $142.6 million at December 31, 2009 to $106.4 million at December 31, 2010.

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

Our portfolio of residential real estate mortgages, which includes both mortgages originated by Cole Taylor Mortgage and bulk purchased mortgage loans, totaled $232.0 million at December 31, 2011, as compared to $71.1 million at December 31, 2010 and $57.9 million at December 31, 2009. This increase was driven by a portion of the mortgages originated by Cole Taylor Mortgage being held in portfolio, rather than sold in the secondary market.

Our portfolio of home equity loans and lines of credit also continues to decline. At December 31, 2011, this portfolio totaled $61.9 million, compared to $73.3 million at December 31, 2010 and $86.2 million at December 31, 2009. This portfolio as a percentage of gross portfolio loans decreased to 2.1% at year-end 2011.

The following table shows our maturity distribution of loans as of the dates indicated:

	As of December 31, 2011(1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and industrial	$721,684	$51,427	$637,510	$3,685	$11,915	$1,426,221
Commercial real estate	394,613	305,157	321,396	7,725	9,085	1,037,976
Residential construction and land	27,066	6,236	31,522	—	—	64,824
Commercial construction and land	53,618	16,937	17,022	10,721	723	99,021
Consumer	58,822	23,935	130,258	28,493	58,749	300,257

Total loans (excluding loans held for sale)	$1,255,803	$403,692	$1,137,708	$50,624	$80,472	$2,928,299

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $1.3 million as of December 31, 2011.

Loans Held for Sale

At December 31, 2011, we held $186.0 million of residential mortgage loans classified as held for sale as compared to $259.0 million of residential mortgage loans classified as held for sale at December 31, 2010. This decline was due to improved efficiencies in the secondary marketing process in 2011 and faster turnover of mortgage loans held for sale.

Loans held for sale at December 31, 2011 and 2010 are entirely derived from Cole Taylor Mortgage. This business sources mortgages through both retail offices and brokers throughout the United States, as well as through the Chicago based banking centers. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value.

Nonperforming Assets

Our lending officers and their managers are responsible for the ongoing review of present and projected future performance of the loans within their assigned portfolio and for risk rating such loans in accordance with the Bank’s risk rating system. In addition, a loan review function independently risk rates loans to monitor and confirm the reasonableness of the lending officer’s risk rating conclusion. Delinquency reports are reviewed monthly by the lending officers, their managers and credit administration. The responsible lending officer reports to a loan committee about the current status of loans past due or current but graded below a designated level. The committee evaluates whether the loan is appropriately risk rated and determines if the loan should be placed on nonaccrual, the need for a specific allowance for loan loss, or, if appropriate, a partial or full charge-off. Most loans rated substandard or below are transferred to a separate loan work-out department, staffed by collection professionals. Our loan work-out department is staffed at a level that can effectively handle nonperforming asset volume. When the loan is transferred to work-out, an independent legal review of the loan documents is performed and current appraisals are obtained for loans secured by real estate.

The following table sets forth the amounts of nonperforming loans and nonperforming assets as of the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$55	$59	$153	$4,253
Nonaccrual loans	103,061	159,685	141,403	200,227	71,412

Total nonperforming loans	103,061	159,740	141,462	200,380	75,665
OREO and repossessed assets	35,622	31,490	26,231	13,179	2,606

Total nonperforming assets	$138,683	$191,230	$167,693	$213,559	$78,271

Performing restructured loans not included in nonperforming assets	$14,176	$29,786	$1,196	$—	$—
Nonperforming loans to total loans	3.31%	5.16%	4.66%	6.20%	2.99%
Nonperforming assets to total loans plus OREO and repossessed assets	4.40%	6.12%	5.48%	6.58%	3.09%
Nonperforming assets to total assets	2.96%	4.26%	3.81%	4.87%	2.20%

The following table presents loans past due 30 to 89 days and still accruing interest as of the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing interest	$7,409	$11,948	$13,206	$25,272	$63,553
30 – 89 days past due to total loans	0.24%	0.39%	0.44%	0.78%	2.51%

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

The following table presents the composition of nonaccrual loans as of the dates indicated:

	As of December 31,
Loan Category	2011	2010	2009
	(in thousands)
Commercial and industrial	$42,909	$71,438	$26,687
Commercial real estate secured	35,159	42,221	36,420
Residential construction and land	7,810	20,660	62,795
Commercial construction and land	5,279	12,734	4,245

Total commercial loans	91,157	147,053	130,147
Consumer loans	11,904	12,632	11,256

Total nonaccrual loans	$103,061	$159,685	$141,403

Nonaccrual loans decreased during 2011 to $103.1 million at December 31, 2011, compared to $159.7 million at December 31, 2010, a decrease of $56.6 million, or 35.4%. Nonaccrual loans at December 31, 2009 were $141.4 million. The decrease in total nonaccrual loans during 2011 was due to paydowns and charge-offs. The increase in total nonaccrual loans during 2010 was primarily due to the deterioration of loans to banks and bank holding companies largely offset by loan charge-offs.

Commercial and industrial is our largest category of nonaccrual loans and comprises approximately 42% of all nonaccrual loans at December 31, 2011. Nonaccrual commercial and industrial loans were $42.9 million at December 31, 2011, as compared to $71.4 million at December 31, 2010. This decrease was primarily due to paydowns and charge-offs. Commercial and industrial nonaccrual loans were $26.7 million at December 31, 2009, compared to $71.4 million at December 31, 2010. This increase was primarily due to the deterioration of loans to bank and bank holding companies.

Commercial real estate secured loans were our second largest category of nonaccrual loans. This category decreased to $35.2 million at December 31, 2011, from $42.2 million at December 31, 2010. Charge-offs and transfers to OREO, partly offset by few new nonaccrual loans, resulted in the decrease in this category in 2011. The balance of commercial real estate secured loans of $42.2 million at December 31, 2010 was $5.8 million greater than the balance of $36.4 million at December 31, 2009. The increase is due to new nonaccrual loans, partly offset by charge-offs and transfers to OREO.

Residential construction and land loans had previously been our largest category of nonaccrual loans, but were only 7.6% of all nonaccrual loans at December 31, 2011. Residential construction and land nonaccrual loans decreased to $7.8 million at December 31, 2011 as compared to $20.7 million at December 31, 2010 and $62.8 million at December 31, 2009. The decrease in these nonperforming loans during 2011 was due to net charge-offs and transfers to OREO.

The level of nonaccrual loans in our consumer portfolio decreased to $11.9 million at December 31, 2011 from $12.6 million at December 31, 2010 and $11.3 million at December 31, 2009. Approximately 73% of the consumer nonaccrual loans are from our portfolio of home mortgage loans and of this amount, most of the nonaccrual loans are related to bulk purchased mortgage loans, not to loans originated by Cole Taylor Mortgage.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets increased from $31.5 million at December 31, 2010 to $35.6 million at December 31, 2011. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Period Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$31,490	$26,231	$13,179
Transfers from loans	25,143	34,725	29,076
Additional investment in foreclosed properties	—	—	342
Dispositions	(15,836)	(15,957)	(14,310)
Additional impairment	(5,175)	(13,509)	(2,056)

Balance at end of period	$35,622	$31,490	$26,231

During 2011, we transferred $25.1 million from loans into OREO and repossessed assets. Of the amount transferred, $10.9 million was from our residential construction and land portfolio, $5.4 million was from our commercial real estate secured portfolio, $4.7 million was from our commercial construction and land portfolio. We received net proceeds of $15.8 million on assets that had a carrying value of $17.4 million, resulting in a net loss of $1.6 million, which was included as additional nonperforming asset expense in noninterest expense. We wrote down the carrying value of certain OREO and repossessed assets by $5.2 million during 2011 to reflect a decrease in the estimated fair value of those assets. During 2010, we transferred $34.7 million from loans into OREO and repossessed assets. We received net proceeds of $16.8 million on the sale of OREO that had a carrying value of $16.0 million. This resulted in a net gain of $800,000, which was included in nonperforming asset expense in noninterest expense. We also wrote down the carrying value of certain OREO and repossessed assets by $13.5 million during 2010 to reflect a decrease in the estimated fair value of those assets. The level of OREO and repossessed assets increased during 2011, and we expect that these assets may continue to increase in the future as we work through the elevated level of nonperforming assets.

Impaired Loans

At December 31, 2011, impaired loans totaled $108.5 million, compared to $181.1 million at December 31, 2010, a decrease of $72.6 million, or 40.1%. Total impaired loans were $141.7 million at December 31, 2009. The balance of impaired loans and the related allowance for loan losses for impaired loans are as follows:

	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
	(in thousands)
Impaired loans:
Commercial and industrial	$48,895	$78,804	$31,447
Commercial real estate secured	39,398	63,831	36,420
Residential construction and land	7,813	24,190	68,389
Commercial construction and land	6,791	12,734	4,245
Consumer-oriented	5,638	1,522	1,196

Total impaired loans	$108,535	$181,081	$141,697

Recorded balance of impaired loans:
With related allowance for loan losses	$71,512	$136,404	$95,936
With no related allowance for loan losses	37,023	44,677	45,761

Total impaired loans	$108,535	$181,081	$141,697

Allowance for losses on impaired loans:
Commercial and industrial	$23,292	$35,258	$10,085
Commercial real estate secured	7,540	10,940	4,485
Residential construction and land	1,181	5,189	19,070
Commercial construction and land	31	8,470	—
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$32,044	$59,857	$33,640

Impaired loans decreased in 2011, primarily the result of charge-offs and paydowns during the period. The allowance for loan losses related to impaired loans also decreased during 2011 and totaled $32.0 million at December 31, 2011, as compared to $59.9 million at December 31, 2010 and $33.6 million at December 31, 2009. The decrease in the allowance for losses on impaired loans in 2011 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on impaired loans at December 31, 2011. The percentage of allowance on impaired loans to total impaired loans decreased to 29.5% at December 31, 2011, compared to 33.1% at December 31, 2010. C&I loans comprised approximately 45% of all impaired loans and 73% of the allowance for loan losses on impaired loans at December 31, 2011.

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

The individual impairment analysis also considers available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based upon estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan. At December 31, 2011, we determined that $71.5 million of our loans had impairment and had related allowances for loan losses of $32.0 million. We also held $37.0 million of impaired loans for which the individual analysis did not result in a measure of impairment, so no related allowance for loan losses was provided.

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

At December 31, 2011, we held $14.2 million of loans classified as performing restructured loans which included commercial loans of $9.4 million and consumer loans of $4.8 million. At December 31, 2011, we had $396,000 in commitments to lend on impaired loans with $329,000 of that amount in commitments to lend on loans considered troubled-debt restructurings.

The balance of nonaccrual loans and impaired loans as of December 31, 2011 is presented below:

	Nonaccrual Loans	Impaired Loans
	(in thousands)
Commercial nonaccrual loans	$91,157	$91,157
Commercial loans on accrual but impaired	n/a	11,740
Consumer-oriented loans	11,904	5,638

	$103,061	$108,535

n/a – not applicable

Potential Problem Loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of December 31, 2011, these potential problem loans totaled $37.0 million of which $20.3 million were in our commercial construction and land portfolio, $12.6 million were in our commercial and industrial portfolio, and the remaining $4.1 million were loans in the commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2010 totaled $46.8 million. The largest category of potential problem loans at December 31, 2010 was commercial real estate secured which was $32.4 million. The remaining loans were construction and land loans of $5.1 million and C&I loans of $9.3 million. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and require additional attention by management.

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

We calculate the formula portion of the allowance by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial and industrial; commercial real estate secured; residential real estate construction; commercial real estate construction loans; residential real estate mortgage; and consumer loans. Those categories are further segregated by risk classification (for commercial loans) and by delinquency status (for consumer loans). Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; such as residential mortgage loans and home equity loans. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, grouping loans with similar attributes and risk characteristics. We calculate actual historic loss rates based upon current and prior year’s charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The allowance in 2011 and 2010 reflects loss experience from the prior three year period while the allowance in 2009 reflects loss experience from the preceding two year period. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the loan groupings, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied against the current period loans outstanding to derive an estimated loss.

Impaired loans are evaluated with an individual analysis to establish the amount of related allowance for loan loss, if any. The amount in the allowance for loan losses for impaired loans is determined based on the present value of either expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, net of cost to sell. In recent periods, our estimate of the amount of loss on a loan secured by real estate has increased in complexity as a result of the current illiquidity in the real estate market. The degree of uncertainty and the sensitivity of real estate valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method can have a material impact on our loss estimates on loans. If the estimated recoverable amount of the impaired loan is less than the recorded investment in the loan, a specific allowance is established.

Management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible. However, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table shows an analysis of our allowance for loan losses and other related data for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average total loans	$2,951,952	$3,034,898	$3,171,373	$2,790,723	$2,507,395

Total loans at end of year	$3,114,283	$3,094,358	$3,035,328	$3,233,261	$2,533,333

Allowance for loan losses:
Allowance at beginning of year	$124,568	$106,185	$128,548	$54,681	$37,516
Charge-offs:
Commercial and industrial	(30,495)	(24,766)	(42,366)	(12,125)	(5,261)
Commercial real estate	(29,653)	(38,853)	(8,579)	(4,051)	*
Construction and land (residential and commercial)	(14,916)	(60,638)	(63,103)	(54,778)	(8,926)
Consumer	(4,217)	(4,638)	(2,112)	(1,517)	(1,605)

Subtotal	(79,281)	(128,895)	(116,160)	(72,471)	(15,792)

Recoveries:
Commercial and industrial	6,501	1,780	1,619	1,513	702
Commercial real estate	2,067	287	249	10	*
Construction and land	455	1,116	2,070	220	54
Consumer	176	968	248	437	301

Subtotal	9,199	4,151	4,186	2,180	1,057

Total net charge-offs	(70,082)	(124,744)	(111,974)	(70,291)	(14,735)

Provision for loan losses	49,258	143,127	89,611	144,158	31,900

Allowance at end of year	$103,744	$124,568	$106,185	$128,548	$54,681

Annual net charge-offs to average total loans	2.37%	4.11%	3.53%	2.52%	0.59%
Allowance to total loans (excluding loans held for sale) at end of year	3.54%	4.39%	3.60%	3.98%	2.16%
Allowance to nonperforming loans	100.66%	77.98%	75.06%	64.15%	72.27%

*	Separate commercial real estate amounts are not available for this period. The commercial real estate amounts are included in the commercial and industrial amount for this period only.

Our allowance for loan losses was $103.7 million at December 31, 2011, or 3.54% of end-of-year loans (excluding loans held for sale) and 100.66% of nonperforming loans. In comparison, the allowance for loan losses was $124.6 million at December 31, 2010, or 4.39% of total loans (excluding loans held for sale) and 77.98% of nonperforming loans. At December 31, 2009, the allowance for loan losses was $106.2 million, or 3.60% of total loans (excluding loans held for sale) and 75.06% of nonperforming loans.

Total nonperforming loans decreased from $159.7 million at December 31, 2010, to $103.1 million at December 31, 2011, while the level of impaired loans decreased to $108.5 million at December 31, 2011, from $181.1 million at December 31, 2010, primarily due to charge-offs and paydowns. Our continued efforts to resolve our nonperforming assets and impaired loans, resulted in a decreased provision for loan losses, lower charge-offs in 2011, and an overall decrease in the allowance for loan losses.

We charge-off loans when the loss is highly probable and clearly identified. For additional details, see the Allowance for Loan Losses section of the Note 1, “Summary of Significant Accounting and Reporting Policies” from our audited financial statements contained elsewhere in this annual report. During 2011, net charge-offs were $70.1 million, or 2.37% of average loans. In comparison, during 2010 net charge-offs were $124.7 million, or 4.11% of average loans, and $112.0 million, or 3.53% of average loans during 2009. In 2011, most of our loan charge-offs were from the commercial and industrial and commercial real estate portfolios. In contrast, in 2010 and 2009, most of our loan charge-offs were from our construction and loan portfolios.

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

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
	(dollars in thousands)
Allocated:
Commercial and commercial real estate	$81,707	79.1%	$92,920	80.0%	$55,925	80.3%	$56,005	78.7%	$26,743	66.7%
Real estate – construction	15,061	5.3	26,668	6.8	43,459	12.5	48,041	16.4	17,254	26.5
Residential real estate – mortgages	2,733	7.4	1,193	10.6	603	2.3	546	1.7	464	2.4
Consumer and other	4,243	8.2	3,787	2.6	4,164	4.9	2,752	3.2	2,101	4.4
Unallocated	—	—	—	—	2,034	—	21,204	—	8,119	—

Total allowance for loan losses	$103,744	100.0%	$124,568	100.0%	$106,185	100.0%	$128,548	100.0%	$54,681	100.0%

Deposits

Our deposits consist of noninterest and interest-bearing demand deposits, savings deposits, certificates of deposit (“CDs”), and certain public funds. Our customer repurchase agreements are reported in other borrowings. In addition to funding from customers, we also use brokered CDs and other out-of-local-market CDs to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Year Ended December 31,
	2011			2010			2009
	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE	AVERAGE BALANCE	PERCENT OF DEPOSITS	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$650,679	21.5%	—%	$602,757	20.1%	—%	$584,512	18.8%	—%
NOW accounts	258,324	8.5	0.93	270,716	9.1	1.27	226,039	7.3	1.59
Money market accounts	618,711	20.5	0.70	541,537	18.1	0.91	435,364	14.0	0.92
Savings deposits	38,424	1.3	0.07	40,616	1.4	0.08	41,848	1.3	0.08
Time deposits:
Certificates of deposit	643,771	21.3	1.65	761,143	25.4	2.31	824,594	26.6	3.41
Out-of-local-market certificates of deposit	121,543	4.0	1.06	95,366	3.2	1.77	105,821	3.4	3.41
Brokered certificates of deposit	445,831	14.7	2.03	468,250	15.7	3.10	706,076	22.8	3.78
CDARS	180,810	6.0	0.64	147,114	4.9	1.14	105,750	3.4	1.56
Public funds	66,230	2.2	0.47	62,066	2.1	0.74	73,928	2.4	1.93

Total time deposits	1,458,185	48.2	1.54	1,533,939	51.3	2.34	1,816,169	58.6	3.39

Total deposits	$3,024,323	100.0%		$2,989,565	100.0%		$3,103,932	100.0%

During 2011, average deposit balances increased $34.8 million, or 1.2%, to $3.02 billion from $3.00 billion during 2010. During 2010, average deposit balances decreased $114.4 million, or 3.7%, to $2.99 billion from $3.10 billion during 2009. During 2011 and 2010, we continued to focus on increasing deposits from our core customers in order to reduce our reliance on more costly brokered funding.

Average noninterest-bearing deposit balances during 2011 increased $47.9 million, or 7.9%, to $650.7 million, compared to $602.8 million during 2010. The increase in noninterest-bearing deposits was largely due to our in-market deposit initiative. Total average time deposits decreased $75.8 million, or 4.9%, to $1.46 billion during 2011 compared to $1.53 billion during 2010. During 2011, average CDs from our local customers decreased by $117.4 million, as compared to 2010. During 2011, we decreased our brokered CDs by $22.4 million and we increased our out-of-local-market CDs by $26.2 million, as compared to 2010. We participated in the Certificate of Deposit Account Registry Service (“CDARS”) network reciprocal program in all of 2011, and average CDARS time deposits for our local customers increased by $25.7 million. We are now participating in the CDARS one-way buy program in which we bid on funds from out-of-local market. In addition, between the two periods, NOW accounts decreased by $12.4 million, while money market accounts increased by $77.2 million from our efforts to increase our customer balances.

Average deposit balances decreased $114.4 million, or 3.7%, to $2.99 billion in 2010, from $3.10 billion during 2009. Total average time deposits decreased $282.2 million, or 15.5%. Brokered and out-of-local-market CDs decreased, with the average balance of these two categories decreasing by $248.3 million. The majority of the increase in time deposits was due to our participation in the CDARs network during 2010 and average CDARs time deposits increased by $41.4 million during 2010. Average NOW accounts increased by $44.7 million largely due to one customer, while money market account increased by $106.2 million due to our efforts to increase our customer balances.

The following table sets forth the period end balances of total deposits at December 31, 2011, December 31, 2010 and December 31, 2009, as well as categorizes our deposits as “in-market” and “out-of-market” deposits.

	At December 31,
	2011	2010	2009
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$802,480	$633,300	$659,146
NOW accounts	324,877	248,662	307,025
Savings accounts	38,370	37,992	41,479
Money market accounts	657,500	583,365	438,080
Customer certificates of deposit	558,874	715,030	775,663
CDARS time deposits	122,219	182,879	116,256
Public time deposits	54,086	70,697	68,763

Total in-market deposits	2,558,406	2,471,925	2,406,412
Out-of-market deposits:
Brokered money market deposits	—	5,832	7,338
Out-of-local-market certificates of deposit	135,838	99,313	79,015
Out-of-local-market CDARS time deposits	21,899	—	—
Brokered certificates of deposit	407,068	449,836	484,035

Total out-of-market deposits	564,805	554,981	570,388

Total deposits	$3,123,211	$3,026,906	$2,976,800

Total period end deposit balances increased $96.3 million, or 3.2%, to $3.12 billion at December 31, 2011, compared to $3.03 billion at December 31, 2010. Both average deposits balances and period end balances increased at December 31, 2011 from December 31, 2010.

Our total in-market deposits were $2.56 billion at December 31, 2011 as compared to $2.47 billion at December 31, 2010. Of these in-market deposits, noninterest-bearing deposits increased by $169.2 million, or 26.7%, NOW accounts increased by $76.2 million, or 30.7%, and money market accounts increased by $74.1 million, or 12.7%. During the same period, customer certificates of deposit balances decreased $156.2 million, or 21.8%. We also continued to issue CDARS time deposits to our local market customers and these CDARS deposits decreased by $60.7 million to $122.2 million at December 31, 2011.

Total period end deposit balances at December 31, 2010 increased $50.1 million, or 1.7%, to $3.03 billion, from $2.98 billion at December 31, 2009. Between December 31, 2010 and December 31, 2009, in-market deposits increased by $65.5 million, or 2.7%, while out-of-market deposits decreased by $15.4 million, or 2.7%. Out-of-market deposits decreased primarily as a result of a $34.2 million decrease in brokered CDs. Total in-market deposits were $2.47 billion at December 31, 2010, compared to $2.41 billion at December 31, 2009. Most of this increase was associated with a $145.3 million increase in money market accounts, offset by a $60.6 million decrease in customer certificates of deposit and a $58.4 million decrease in NOW accounts.

Time deposits in denominations of $100,000 or more, including public funds deposits, totaled $562.3 million at December 31, 2011. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 2011:

December 31, 2011
(in thousands)
3 months or less	$160,855
Between 3 months and 6 months	105,235
Between 6 months and 12 months	187,183
Over 12 months	109,051

Total	$562,324

During 2011, the Bank continued to participate in the FDIC’s Temporary Liquidity Guarantee Program. The program consists of two parts: the Debt Guarantee Program, which the Bank elected to participate in, however, the Bank did not issue any debt under this program in 2011. The second part of the Temporary Liquidity Guarantee Program was the TAG Program which the FDIC discontinued at the end of 2010.

The Dodd-Frank Act requires that all financial institutions provide full deposit insurance on all noninterest-bearing transaction accounts through December 31, 2012.

In addition to CDs from our local market customers, we used other sources of time deposits to help fund our liquidity and funding needs. In October 2008, we entered the CDARS network. This network allows us to accommodate depositors with large cash balances to seek full deposit insurance protection, by placing these funds in CDs issued by other banks in the network. Through a matching system, we receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit. At December 31, 2011, we had $122.2 million of deposits in the CDARS reciprocal program, as compared to $182.9 million at December 31, 2010.

We also utilize out-of-market CDs to fund the portion of our interest-earning asset growth that is not funded with in-market deposits and other borrowings. We offer CDs to out-of-local-market customers by providing rates to a private third-party electronic system that provides CD rates from institutions across the country to its subscribers. These CDs are generally issued at amounts that allow the purchasers to obtain full FDIC deposit insurance protection. The balance of CDs obtained through this channel was $135.8 million at December 31, 2011, as compared to $99.3 million at December 31, 2010. We began participating in the one-way buy CDARS program in 2011. This program enables us to bid on funds from out-of-local market customers who are attempting to maximize the return on their deposits while they are continuing to maintain the full FDIC insurance on their deposits. As of December 31, 2011, we have $21.9 million of deposits in the CDARS one-way buy program.

We also issue brokered CDs to support our asset growth, but we continued to reduce our reliance on this source of funding in 2011. The balance of our brokered CDs was $407.1 million at December 31, 2011, compared to $449.8 million at December 31, 2010. Total brokered money market balances also decreased in 2011 to zero at December 31, 2011 compared to $5.8 million at December 31, 2010.

At December 31, 2011 and 2010, the scheduled maturities of brokered CDs were as follows:

Maturity	2011	2010
	(in thousands)
Within one year	$176,295	$201,884
After one year but within two years	53,920	145,963
After two years but within three years	37,808	42,029
After three years	133,619	59,837

Subtotal	401,642	449,713
Unamortized fair value adjustment	7,419	1,750
Unamortized broker placement fees and other discounts	(1,993)	(1,627)

Total	$407,068	$449,836

Brokered CDs are carried net of the related broker placement fees and other discounts and are amortized to the maturity date of the related brokered CDs and included in deposit interest expense.

Other Borrowings

Our other borrowings totaled $168.1 million at December 31, 2011 as compared to $511.0 million at December 31, 2010. Other borrowings include securities sold under agreements to repurchase (“repos”), federal funds purchased and U.S. Treasury tax and loan note option accounts. The decrease in total other borrowings was largely a result of decreases of $286.3 million in repurchase agreements and $53.7 million in federal funds purchased.

Repos include overnight and term agreements. The overnight repos are collateralized financing transactions and are primarily executed with local Bank customers. Overnight repos totaled $14.3 million at December 31, 2011 and $39.2 million at December 31, 2010. Our term repos totaled $75.0 million at December 31, 2011 and $336.3 million at December 31, 2010.

In 2011, we modified the terms of a $40.0 million existing structured repo agreement to extend the maturity date and reduce the interest rate. In addition, three structured repo agreements in the total amount of $80.0 million were terminated in 2011. We incurred $3.4 million in early extinguishment of debt expense related to these terminations. This change was made to shift funding sources to lower cost alternatives. All remaining repo agreements are non-callable, with $35.0 million due to mature in 2012 and $40.0 million due to mature in 2015. During 2010, we paid $40.0 million of repo agreements early and incurred $368,000 of expense recorded as early extinguishment of debt within noninterest expense. At December 31, 2010, there were $120.0 million of repo agreements that remained callable at the counterparty’s option and were scheduled to mature in 2012. In addition, the repurchase agreements allowed the counterparty to terminate the agreement prior to the call date if the Bank were to lose its well-capitalized status. The remaining $216.3 million repurchase agreements were non-callable with $181.3 million due to mature in 2011 and $35.0 million due to mature in 2012.

At December 31, 2011 and December 31, 2010, subject to available collateral, the Bank had available pre-approved total repurchase agreement lines of $850 million and $930 million, respectively. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow of $775.0 million at December 31, 2011 and $594.0 million at December 31, 2010. Remaining collateral available to pledge for repurchase agreement lines totaled $255.3 million at December 31, 2011, compared with $175.7 million at December 31, 2010.

At December 31, 2011, federal funds purchased totaled $78.8 million, a decrease of $53.7 million as compared to $132.6 million at December 31, 2010. These borrowings were unsecured and provided on an overnight basis. Of the federal funds purchased balance at December 31, 2011, $40.3 million was through our correspondent banking customers who may sell federal funds to the Bank in order to manage their own excess liquidity. The remaining $38.5 million of federal funds purchased at December 31, 2011 was through the Bank’s pre-approved lines with other banks. At December 31, 2011 and December 31, 2010, the Bank had pre-approved total overnight federal funds borrowing lines through other banks of $164 million and $119 million, respectively.

Under the U.S. Treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with deposits of customer taxes. These borrowings are collateralized by investment securities. We had no borrowings from this source at December 31, 2011 as compared to $2.9 million at December 31, 2010. This program will no longer be offered as of January 1, 2012, and this will no longer be a borrowing source.

The following table shows categories of other borrowings having average balances during the period greater than 30% of stockholders’ equity at year-end. During the current reporting period, repos and federal funds purchased were the two categories meeting this standard.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Securities sold under repurchase agreements:
Balance at year end	$89,315	$375,585	$245,453
Weighted average interest rate at year end	1.32%	1.63%	3.33%
Maximum amount outstanding (1)	$364,421	$457,802	$261,707
Average amount outstanding during the year	$197,058	$387,693	$237,360
Daily average interest rate during the year	2.22%	2.09%	3.47%

Federal funds purchased:
Balance at year end	$78,818	$132,561	$89,384
Weighted average interest rate at year end	0.38%	0.51%	0.36%
Maximum amount outstanding (1)	$185,357	$207,200	$164,663
Average amount outstanding during the year	$130,949	$140,446	$128,144
Daily average interest rate during the year	0.37%	0.38%	0.38%

(1)	Based on amount outstanding at month end during each year.

For additional details on the other borrowings, see “Notes to Consolidated Financial Statements, Note 8—Other Borrowings” from our audited financial statements contained elsewhere in this annual report.

Notes Payable and Other Advances

Our FHLB advances consist of borrowings from the FHLBC. At December 31, 2011, total FHLB advances were $747.5 million, compared to $505.0 million at December 31, 2010. As of December 31, 2011, these advances were collateralized by $782.1 million of investment securities and a blanket lien on $390.8 million of qualified first-mortgage residential, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $277.3 million at December 31, 2011. During 2011, we continued to increase our borrowing from the FHLBC due to our ability to borrow at a more favorable interest rate than other sources. As of December 31, 2011, none of the FHLB advances are callable and $685.0 million are overnight advances or scheduled to mature within the next 12 months.

In 2011, the Company modified the terms of two existing FHLB advances to extend the maturity date and convert the fixed rate to a variable rate. These changes were made to shift funding sources to lower cost alternatives.

At December 31, 2011 and December 31, 2010, we had no outstanding notes payable. We also had no outstanding borrowings at the FRB for these periods.

For additional details of the FRB and FHLB advances, see “Notes to Consolidated Financial Statements, Note 10—Notes Payable and Other Advances” from our audited financial statements contained elsewhere in this annual report.

Junior Subordinated Debentures

At December 31, 2011 and December 31, 2010, we had $86.6 million of junior subordinated debentures outstanding, $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust formed for the purpose of issuing trust preferred securities.

Each of the trusts used proceeds from the sale of its trust preferred securities, along with proceeds it received from the purchase of its common equity securities, to invest in the junior subordinated debentures issued by us. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. The equity investments in the trusts of $2.5 million at December 31, 2011 and $2.6 million at December 31, 2010 is recorded in other assets on our Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense.

For TAYC Capital Trust I, interest on both the trust preferred securities and junior subordinated debentures are payable quarterly at a rate of 9.75% per year. The interest rate on both the trust preferred securities and the junior subordinated debentures related to TAYC Capital Trust II equals the three-month LIBOR plus 2.68% and re-prices quarterly. The interest rates were 3.24% and 2.98% at December 31, 2011 and December 31, 2010, respectively. Each of these trust preferred securities are currently callable, at our option. Unamortized issuance costs would be recognized as an expense if the debentures were called. Total unamortized issuance costs related to both trusts totaled $2.5 million on December 31, 2011.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Subordinated Notes

In October 2010, we issued $3.6 million of 8% subordinated notes, which will mature on May 28, 2020, and are pre-payable at our option on or after May 28, 2012. In addition, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 89,050 shares of common stock and will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based on their relative fair values. The fair value allocated to the warrants, totaling $420,000 at the issuance date in October 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. At December 31, 2011, the subordinated notes were reported at $3.1 million, which was net of $427,000 of unamortized discount. In comparison, at December 31, 2010, the subordinated notes were reported at $3.6 million, which was net of $455,000 of unamortized discount. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

In May 2010, we issued $33.9 million of ten year, 8% subordinated notes, pre-payable at our option after two years. In addition, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 848,450 shares of common stock and will expire on May 28, 2015, the fifth anniversary of issuance. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based on their relative fair values. The fair value allocated to the warrants, totaling $4.4 million at the issuance date in May 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. At December 31, 2011, the subordinated notes were reported at $29.9 million, which was net of $4.1 million of unamortized discount. In comparison, at December 31, 2010, the subordinated notes were reported at $29.6 million, which was net of $4.3 million of unamortized discount. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. In addition, a warrant to purchase 15 shares of our common stock at an exercise price of $10.00 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 900,000 shares of common stock and will expire on September 29, 2013, the fifth anniversary of issuance. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. At December 31, 2011, the subordinated notes reported on the Consolidated Balance Sheets totaled $56.6 million, which was net of $3.4 million of unamortized discount. In comparison, at December 31, 2010, the subordinated notes were reported at $56.1 million, which was net of $3.9 million of the unamortized discount. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

Preferred Stock

In May 2010, we completed an exchange offering in which all of our outstanding shares of Series A Preferred were exchanged for 7.2 million shares of common stock that included 1.2 million shares as an inducement for Series A Preferred holders to exchange the Series A Preferred for common shares. The $15.8 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series A Preferred and resulted in no net impact to total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted loss per common share. After the payment of the regular quarterly dividend of $1.2 million on April 15, 2010, we did not declare or pay any further dividends on the Series A Preferred.

In November 2008, we sold shares of Series B Preferred to the UST under the TARP CPP for gross proceeds of $104.8 million. Holders of the Series B Preferred are entitled to receive dividends at an annual rate of 5% for the first five years and 9% thereafter. Dividends on the Series B Preferred are cumulative. In connection with the Series B Preferred, we also issued a ten-year warrant for the UST to purchase 1,462,647 shares of our common stock at an exercise price of $10.75 per share. As a result of the issuance of subscription rights in our rights offering in November 2011, the TARP warrant was adjusted so that the number of shares that can be purchased under the warrant increased to 1,510,418 and the exercise price decreased to $10.41. At December 31, 2011, the recorded balance of the preferred stock totaled $102.0 million, which is equal to the liquidation amount, net of $3.6 million of unamortized discount plus accumulated but undeclared dividends. In comparison, the amount reported at December 31, 2010 was $100.4 million, was net of $5.1 million of unamortized discount and accumulated but undeclared dividends. The discount consists primarily of the fair value allocated to the warrants and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being accreted as a noncash dividend on the Series B Preferred, and the discount accretion was $1.7 million and $1.5 million during 2011 and 2010, respectively. The discount accretion decreased the net income applicable to common stockholders and the net income per common share during 2011, and increased the net loss applicable to common stockholders and the net loss per common share during 2010. Accumulated but undeclared dividends totaled $670,000 at both December 31, 2011 and December 31, 2010. During 2011 and 2010, we declared and paid dividends in the amount of $5.2 million on the Series B Preferred.

Before November 21, 2011, the third anniversary of the UST’s purchase of the Series B Preferred, we were required to obtain the consent of the Treasury prior to us paying any dividend on our Common Stock or repurchasing our Common Stock or other equity or capital securities except in connection with benefit plans consistent with past practice and certain other circumstances specified in the Series B Preferred purchase agreement.

In December 2011, we completed a conversion in which of all of our outstanding shares of Series C Preferred were converted into 3,517,887 shares of common stock that included 919,249 shares issued in accordance with the amended terms of the stock, which were in addition to the number of shares to be issued upon such a conversion according to the original terms of the stock. The $8.9 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series C Preferred and resulted in no net impact to total stockholders’ equity. This noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid for the year ended December 31, 2011 totaled $1.9 million and were paid in 235,869 shares of common stock. This compares to the year ended December 31, 2010 when we declared and paid cash dividends on Series C Preferred in the amount of $1.6 million.

In October 2010, we issued a total of 405,330 shares of Series D Preferred, in exchange for 405,330 shares of common stock held by certain investors. The Series D Preferred participates in dividends with our common stock. Each share of Series D Preferred converts into one share of common stock immediately on any “Widely Dispersed Offering” or “Conversion Event” as defined in the Certificate of Designation establishing the Series D Preferred.

The holders of Series D Preferred are entitled to notice of all stockholder meetings at which all holders of common stock shall be entitled to vote, but the Series D Preferred holders shall not be entitled to vote on any matter presented to our stockholders unless required by law.

In the event of any reorganization, reclassification, consolidation, merger or sale of the Company, each holder of the Series D Preferred shall be treated the same as each holder of common stock. In the event that holders of common stock have the option to elect the form of consideration to be received, holders of Series D Preferred shall have the same election privileges. In all cases, if any of the securities otherwise receivable are “voting securities” for bank regulatory purposes, each Series D Preferred holder shall have the right to elect to receive “non-voting securities” in lieu of voting securities.

In December 2011, we completed a conversion in which of all of our outstanding Series E Preferred were converted into 616,020 shares of Series G Preferred that included 160,972 shares issued in accordance with the amended terms of such stock, which were in addition to the numbers of shares to be issued upon such a conversion according to the original terms of the stock. The $1.6 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series E Preferred and resulted in no net impact to total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid for the year ended December 31, 2011 totaled $335,000 and were paid in 41,324 shares of Series G Preferred. This compares to the year ended December 31, 2010 when we declared and paid cash dividends on Series E Preferred in the amount of $103,000.

In March 2011, we issued 1,000,000 shares of Series F Preferred in a private placement and then converted this Series F Preferred into an aggregate of 2,280,000 shares of common stock and 220,000 shares of Series G Preferred. This transaction raised $25.0 million of capital.

Also in March 2011, we authorized the designation for issuance of 1,350,000 shares of Series G Preferred. After stockholder approval was obtained at a special meeting of the stockholders’ held on March 29, 2011, the shares of Series F Preferred held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Fund”) were converted into 220,000 shares of Series G Preferred at a conversion price of $10.00 per share. In December 2011, the Company completed the conversion of all of its outstanding Series E Preferred into 616,020 shares of Series G Preferred.

The Series G Preferred participates in any dividends paid to holders of the Company’s common stock. Each share of Series G Preferred will be automatically converted into one share of common stock immediately on any Widely Dispersed Offering or Conversion Event (as defined in the Certificate of Designation establishing the Series G Preferred). The holders of Series G Preferred are entitled to notice of all stockholder meetings at which all holders of common stock shall be entitled to vote, but the Series G Preferred holders shall not be entitled to vote on any matter presented to the stockholders of the Company.

In the event of any reorganization, reclassification, consolidation, merger or sale of the Company, each holder of the Series G Preferred shall be treated the same as each holder of common stock. In the event that holders of common stock have the option to elect the form of consideration to be received, holders of Series G Preferred shall have the same election privileges. In all cases, if any of the securities otherwise receivable are “voting securities” for bank regulatory purposes, each Series G Preferred holder shall have the right to elect to receive “non-voting securities” in lieu of voting securities.

For additional details on our preferred stock, see “Notes to Consolidated Financial Statements—Note 15—Stockholders’ Equity” from our audited financial statements contained elsewhere in this annual report.

Common Stock

In September 2008, we increased our authorized common stock to 45 million shares from the prior authorization of 18 million shares to accommodate the issuance of convertible preferred stock and warrants to purchase common stock. Our Series A Preferred was exchanged for 7.2 million shares of common stock in May 2010. Our Series C Preferred was converted into an aggregate of 3.5 million shares of common stock in December 2011. Our Series F Preferred was converted into an aggregate of 2.3 million shares of common stock in March 2011. All dividends paid on Series C Preferred in 2011 were paid as an aggregate of 235,869 shares of common stock. In November 2011, a rights offering involved the distribution, at no charge, to holders of common stock, Series C Preferred, Series D Preferred, Series E Preferred, Series G Preferred and certain warrants of nontransferable subscription rights to purchase up to a total of 4.4 million shares of common stock. This rights offering was fully subscribed at the expiration, with gross proceeds of $35.0 million.

Warrants for the purchase of 3.8 million shares of common stock currently are exercisable by the holders at December 31, 2011. The number of warrants that were issued as part of the UST TARP CPP, have been adjusted under the anti-dilution adjustments defined in the original warrant, due to the subscription rights in the rights offering completed in December 2011. This adjustment caused the number of shares that can be purchased under the warrant to increase at a reduced exercise price. As of December 31, 2011, no warrants had been exercised.

For additional details on our warrants to purchase common stock, see “Notes to Consolidated Financial Statements—Note 15—Stockholders’ Equity” from our audited financial statements contained elsewhere in this annual report.

We did not declare or pay any common stock dividends in 2011 or 2010. Before November 21, 2011, the Series B Preferred required the consent of the UST to pay any dividend on our common stock. In addition, under the terms of the junior subordinated debentures issued in connection with our trust preferred securities any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends.

Regulatory Capital

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 Capital includes common stockholders’ equity, noncumulative perpetual preferred stock and trust preferred securities (up to certain limits). Bank regulators, however, also specifically approved the Series B Preferred for inclusion in Tier 1 capital in spite of its cumulative dividend feature. Tier 1 Capital is adjusted to exclude a portion of the deferred tax asset and the mortgage servicing rights asset. Total Capital represents Tier 1 Capital plus a portion of the allowance for loan loss (up to certain limits), subordinated debt and the portion of the trust preferred securities not includable in Tier 1 Capital.

At each December 31, 2011, December 31, 2010, and December 31, 2009, the Company was considered “well-capitalized” under capital guidelines set by the Federal Reserve for bank holding companies. All of the Company’s ratios increased in 2011, mostly due to net income for the year and capital raises totaling $60.0 million. The Company’s Total Capital ratio increased in 2010, largely due to increases in regulatory capital caused by our subordinated debt issuance in 2010 which more than outweighed the increase in risk weighted assets. The ratios of Tier 1 Capital to risk weighted assets and Tier 1 Capital to average assets declined compared to the ratio of Total Capital to risk weighted assets as Tier 1 capital was lower during 2010 as well as higher average assets and risk weighted assets.

At each of December 31, 2011, December 31, 2010, and December 31, 2009, the Bank was considered “well-capitalized” under regulatory capital guidelines. All of the Bank’s ratios increased during 2011 due to the net income earned by the Bank and the $25.0 million capital contribution from the Company.

While we, as well as our Bank, continue to be considered well-capitalized under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends.

The Company and the Bank’s capital ratios were as follows for the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT		RATIO	AMOUNT		RATIO
	(dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$	281,366	>8.00%	>$	351,708	>10.00%
Cole Taylor Bank	471,615	13.42		>281,220	>8.00		>351,526	>10.00
Tier 1 Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$394,630	11.22%	>$	140,683	>4.00%	>$	211,025	>6.00%
Cole Taylor Bank	381,563	10.85		>140,610	>4.00		>210,915	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$394,630	8.84%	>$	178,661	>4.00%	>$	223,327	>5.00%
Cole Taylor Bank	381,563	8.53		>178,946	>4.00		>223,683	>5.00

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$448,389	12.98%	>$	276,381	>8.00%	>$	345,476	>10.00%
Cole Taylor Bank	414,423	12.04		>275,401	>8.00		>344,252	>10.00
Tier 1 Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$308,397	8.93%	>$	138,190	>4.00%	>$	207,286	>6.00%
Cole Taylor Bank	314,182	9.13		>137,701	>4.00		>206,551	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$308,397	6.89%	>$	178,971	>4.00%	>$	223,714	>5.00%
Cole Taylor Bank	314,182	7.05		>178,270	>4.00		>222,838	>5.00

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$433,197	12.72%	>$	272,411	>8.00%	>$	340,514	>10.00%
Cole Taylor Bank	395,869	11.64		>272,030	>8.00		>340,038	>10.00
Tier 1 Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$333,479	9.79%	>$	136,205	>4.00%	>$	204,308	>6.00%
Cole Taylor Bank	296,839	8.73		>136,015	>4.00		>204,023	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	$333,479	7.60%	>$	175,605	>4.00%	>$	219,506	>5.00%
Cole Taylor Bank	296,839	6.77		>175,318	>4.00		>219,147	>5.00

Liquidity

In addition to the normal influx of liquidity from in-market deposits and repayments and maturities of loans and investments, the Bank uses brokered deposits, borrowings from the FHLB and FRB, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. During 2011, we worked to improve our liquidity position by increasing funding from core customers which allowed us to reduce our reliance on brokered deposits. We also used available collateral to take advantage of attractively priced short-term funding provided by the FHLB.

We manage the risks associated with this reliance on wholesale funding sources by maintaining adequate alternate sources of funding and excess collateral available for immediate use. At December 31, 2011, subject to available collateral, we had total pre-approved overnight federal funds borrowing lines and repurchase agreement lines of $164 million and $865 million, respectively. In addition, the Bank is able to borrow from the FRB under the Borrower-in-Custody Program. At December 31, 2011, the Bank maintained $569.2 million of commercial loans as collateral at the FRB with a lendable value of approximately $463.3 million. The Bank also has pledged $782.1 million of investment securities and $390.8 million of qualified first-mortgage residential, home equity and commercial real estate loans at the FHLB and had a total borrowing capacity of $277.3 million at December 31, 2011. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell Federal Funds to the Bank in order to manage their excess liquidity.

Our total assets increased to $4.69 billion at December 31, 2011 and $4.48 billion at December 31, 2010. During 2011, our loan portfolio increased by a net of $19.9 million, or 0.7%, while our investment securities portfolio increased by $25.2 million, or 2.0%. During 2011, the mix of our funding liabilities also changed. Total deposits increased by $96.3 million, or 3.2%, and notes payable increased by $242.5 million, or 48.0%. We partly offset these increases by decreasing other borrowings by $342.9 million, or 67.1%.

Interest received, net of interest paid, was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows. During 2011, cash provided by operating activities was $140.7 million, compared to cash used in operating activities of $140.7 million in 2010 and cash used of $29.8 million in 2009. The increase in net cash provided by operating activities in 2011 is due to an increase in cash proceeds from loan sales of $1.2 billion, partially offset by an increase in loans originated for sale of $887.0 million. Cash used for loans originated for sale net of proceeds from loan sales of $190.6 million and $76.8 million of loans purchased in 2009, compared to none in 2010, caused the change in 2010 as compared to 2009.

Net outflows from investing activities totaled $143.2 million during 2011, compared to net inflows of $9.9 million during 2010. Our net outflow during 2011 was largely due to the purchase of $207.4 million of available for sale investment securities and a $178.2 million net increase in loans. This decrease was partly offset by proceeds from principal payments and maturities of available for sale securities of $118.3 million and $130.6 million in proceeds from sales of available for sale securities. In comparison, the inflow from investing activities in 2010 was largely due to the proceeds of $965.6 million from sales of available for sale investment securities and $248.0 million of proceeds from principal payments and maturities of available for sale investment securities. This increase was partly offset by purchases of $1.15 billion of available for sale securities. Net outflows from investing activities totaled $35.0 during 2009, primarily due to purchases of $975.3 million of available for sale securities, offset by proceeds from principal payments and maturities of available for sale securities of $312.5 million and proceeds from sales of available for sale securities of $497.4 million.

During 2011, we had net inflows from financing activities of $42.4 million, compared to $163.7 million during 2010. The new inflows in 2011 are primarily attributable to the net proceeds from the issuance of common stock of $33.8 million and net proceeds from the issuance of preferred stock of $24.4 million. During 2011, we increased deposits by $91.0 million and increased notes payable and other advances by $242.5 million. These inflows were offset by $342.9 million repayments of other borrowings. During 2010, net inflows from financing activities included increased other borrowings of $121.3 million, increased deposits by $48.6 million, net proceeds from the issuance of subordinated notes of $36.2 million and net proceeds from the issuance of preferred stock of $36.3 million. These inflows were partly offset by $115.0 million repayments of notes payable and other advances. During 2009, net inflows from financing activities included a $227.1 increase in other borrowings, offset by a net decrease in deposits of $156.3 million.

Holding Company Liquidity

Historically, the primary source of funds has been dividends received from the Bank. Because of the net losses incurred by the Bank in recent years, the Bank did not declare or pay any dividends to the Company in 2011 or 2010. The Bank is subject to dividend restrictions set forth by regulatory authorities, under which the

Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2011, the Bank could not declare or pay dividends to us, without the approval of regulatory authorities.

At December 31, 2011, Company had cash of $45.0 million for general corporate purposes and to support future growth. The primary source of cash at the holding company was from the 2011 issuance of Series F Preferred and the rights offering of common stock. In 2011, we received net proceeds, after issuance costs, of $24.4 million from the issuance of our Series F Preferred and $33.8 million from the issuance of our common stock due to the rights offering. During 2011, cash outflows at the Company included $25.0 million in capital contributions to the Bank, $6.0 million of cash dividend payments on preferred stock issuances and general operating expenses.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $846.7 million at December 31, 2011 and $905.5 million at December 31, 2010. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts, and, therefore, the total commitment amounts do not usually represent future cash requirements.

We had $75.0 million of financial and performance standby letters of credit at December 31, 2011 and $67.9 million at December 31, 2010. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees range from less than one to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn, and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2011, we had a liability for $4.4 million for commitments under standby letters of credit for which we believed funding and loss were probable, compared to $5.4 million at December 31, 2010.

The following table shows as of December 31, 2011 the loan commitments and financial guarantees by maturity date.

	December 31, 2011
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$365,880	$337,718	$88,567	$1,694	$793,859
Consumer	14,909	15,857	10,528	11,548	52,842
Financial guarantees:
Financial standby letters of credit	53,471	6,163	6,590	1,856	68,080
Performance standby letters of credit	6,264	95	559	—	6,918

The following table shows, as of December 31, 2011, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2011
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Other borrowings (1)	$35,000	$—	$40,000	$—	$75,000
Notes payable and other advances (1)	685,000	45,000	17,500	—	747,500
Junior subordinated debentures (1)	—	—	—	86,607	86,607
Time deposits (1)	876,079	274,279	84,949	64,677	1,299,984
Subordinated debt (1)	—	—	56,634	33,014	89,648
Operating leases	4,550	9,036	7,941	18,155	39,682

Total	$1,600,629	$328,315	$207,024	$202,453	$2,338,421

(1)	Principal only, does not include interest.

Derivative Financial Instruments

We use derivative financial instruments to accommodate customer needs and to assist in our own interest rate risk management. From time to time, we use interest rate exchange agreements, or swaps, and callable interest rate swaps, interest rate floors and corridors to manage the interest rate risk associated with our commercial loan portfolio, brokered CDs, cash flows related to FHLB advances and repurchase agreements and mortgage servicing. We also have interest rate lock commitments and forward loan commitments that are considered derivatives. Periodically, we will sell options to a bank or dealer for the right to purchase certain securities that we hold within our investment portfolios (covered call options).

The following table describes the derivative instruments outstanding at both December 31, 2011 and 2010 (dollars in thousands):

	As of December 31, 2011
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps – pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	Other assets/ Noninterest income	$5,027
Callable brokered CD interest rate swaps – pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	Other assets/ Noninterest income	1,176

Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	Other assets/OCI	111

Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap – pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	Wtd avg. 3.3 years	Other liabilities/ Noninterest income	(19,505)
Customer interest rate swap – receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	Wtd avg. 3.3 years	Other assets/ Noninterest income	19,010
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	Wtd. avg. 9.8 yrs	Other assets/ Noninterest income	489
Interest rate lock commitments	369,961	NA	0.1 yrs	Other assets/ Noninterest income	4,706
Forward loan sale commitments	352,633	NA	0.1 yrs	Other assets/ Noninterest income	(5,296)

Total non-hedging derivative instruments	1,571,304

Total derivative instruments	$1,893,224

	As of December 31, 2010
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps – pay variable/receive fixed	$57,862	Receive 2.74% Pay 0.371%	4.5 yrs	Other assets/ Noninterest income	$1,714
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.6 yrs	Other assets/OCI	1,127

Total hedging derivative instruments	357,862
Non-hedging derivative instruments:
Customer interest rate swap – pay fixed/receive variable	232,342	Pay 3.67% Receive 0.44%	Wtd avg. 2.6 years	Other liabilities/ Noninterest income	(11,630)
Customer interest rate swap – receive fixed/pay variable	232,342	Receive 3.67% Pay 0.44%	Wtd avg. 2.6 years	Other assets/ Noninterest income	11,404
Interest rate lock commitments	129,015	NA	0.1 yrs	Other assets/ Noninterest income	438
Forward loan sale commitments	168,758	NA	0.1 yrs	Other assets/ Noninterest income	3,611

Total non-hedging derivative instruments	762,457

Total derivative instruments	$1,120,319

We had derivative instruments with a notional amount of $106.9 million at December 31, 2011, which were designated as fair value hedges against the interest rate risk inherent in certain of its brokered CDs. Total ineffectiveness on the interest rate swaps was $89,000 for the year ended December 31, 2011 and was recorded in noninterest income.

We had derivative instruments with a notional amount of $60.0 million at December 31, 2011, which were designated as fair value hedges against the interest rate risk inherent in certain callable brokered CDs. Total ineffectiveness on these interest rate swaps was $292,000 for the year ended December 31, 2011 and was recorded in noninterest income.

We had $155.0 million of notional amount interest rate corridors at December 31, 2011, which were designated as cash flow hedges against certain borrowings. There was no ineffectiveness on these interest rate corridors for the year ended December 31, 2011.

In order to accommodate individual customer borrowing needs, we entered into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, we entered into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and any changes in fair value of these instruments, as well as any net cash settlements and upfront customer fees, are recognized in noninterest income as other derivative income or expense. As of December 31, 2011 and 2010, we had notional amounts of $413.1 million and $232.3 million, respectively, of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2011 and December 31, 2010, we had offsetting interest rate swaps with other counterparties with a notional amount of $413.1 million and $232.3 million, respectively, in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We enter into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the mortgage servicing rights asset. At December 31, 2011, we had a notional amount of $22.5 million of interest rate swaps. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

We also enter into interest rate lock and forward loan sale commitments as a normal part of Cole Taylor Mortgage’s origination business. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

We enter into covered call option transactions that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of December 31, 2011 or December 31, 2010. In 2011, $178,000 of premium on covered call options was recognized in noninterest income. No covered call options were entered into in 2010.

In January 2009, we terminated a $100.0 million notional amount interest rate swap that was not designated as an accounting hedge. We discontinued hedge accounting in December 2008, when we determined the hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in OCI (net of tax), was being amortized to loan interest income over what would have been the life of the hedge. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to this period, was recorded in other derivative income in noninterest income and totaled $394,000. This derivative was terminated in January 2009 and we received a cash payment $6.6 million, which represented the fair value of the swap at the date of termination.

At December 31, 2011 the net settlement had been completely amortized and there is no longer any amount remaining in accumulated OCI. This compares with December 31, 2010 when we had $761,000 in accumulated OCI related to terminated cash flow hedges. The amount in accumulated OCI represents the net unamortized portion of the deferred gain that had accumulated in OCI when the hedging relationship was terminated. During 2011 and 2010, $1.2 million and $3.2 million, respectively, of deferred gains from previously terminated cash flow hedges were amortized as a net increase to loan interest income.

Hedges with the notional amount of $145.0 million were terminated in 2011, with net termination fees of $896,000 recognized in noninterest income for the year ended December 31, 2011. These hedges were terminated because the transaction which they hedged was no longer forecast to occur.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative financial instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or any changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remain unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in the balance sheet such as callable agencies and mortgage-backed securities, real estate mortgage loans and callable borrowings are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

Net interest income for year one in a 200 basis points rising rate scenario was calculated to decrease by $907,000, or 0.6%, as compared to the net interest income in the rates unchanged scenario at December 31, 2011. At December 31, 2010, the projected variance in the rising rate scenario was an increase of $2.7 million, or 1.9% higher than the rates unchanged scenario. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both December 31, 2011 and 2010.

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

The following table indicates the estimated impact on net interest income in year one under various parallel ramp interest rate scenarios at December 31, 2011 and December 31, 2010:

Change in Future Net Interest Income
	At December 31, 2011		At December 31, 2010
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
(dollars in thousands)
+200 basis points over one year	$(907)	(0.6)%	$2,655	1.9%
- 200 basis points over one year	n/a	n/a	n/a	n/a

n/a – Not applicable

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$1,089	$—	$—	$—	$—	$—	$1,089
Investment securities and FHLB/FRB stock	19,645	84,227	100,768	349,647	225,237	556,933	1,336,457
Loans	2,235,485	103,380	87,304	361,924	158,364	167,826	3,114,283

Total interest-earning assets	$2,256,219	$187,607	$188,072	$711,571	$383,601	$724,759	$4,451,829

Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	$315,843	$308,814	$97,180	$102,601	$102,601	$93,708	$1,020,747
Certificates of deposit	130,566	425,437	314,650	274,279	84,949	70,103	1,299,984
Other borrowings	127,632	40,501	—	—	—	—	168,133
Notes payable/other advances	685,000	42,500	—	20,000	—	—	747,500
Junior subordinated debentures	—	41,237	—	—	—	45,370	86,607
Subordinated notes, net	—	—	—	—	60,000	29,648	89,648

Total interest-bearing liabilities	$1,259,041	$858,489	$411,830	$396,880	$247,550	$238,829	$3,412,619

Period gap	$997,178	$(670,882)	$(223,758)	$314,691	$136,051	$485,930	$1,039,210

Cumulative gap	$997,178	$326,296	$102,538	$417,229	$553,280	$1,039,210

Period gap to total assets	21.28%	(14.32)%	(4.78)%	6.72%	2.90%	10.37%

Cumulative gap to total assets	21.28%	6.96%	2.19%	8.90%	11.81%	22.18%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	179.20%	115.41%	104.05%	114.26%	117.43%	130.45%

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. While this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. This ASU is effective for the interim or annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU will require either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. This ASU is effective for the interim or annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-05 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principles) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU is effective for the interim and annual period that begins after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides guidance on determining whether a restructuring constitutes a troubled debt restructuring. In order to be classified as a trouble debt restructuring, the restructuring must contain a concession and the debtor is experiencing financial difficulties. This ASU became effective for the periods beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption. This ASU further states that all troubled debt restructuring disclosures required by ASU 2010-20 that had been deferred by ASU No. 2011-01, should be disclosed effective for interim and annual periods beginning on or after June 15, 2011. This accounting standard was adopted as of the third quarter 2011 and the adoption did not have a material effect on our consolidated financial statements.

Quarterly Financial Information

The following table sets forth unaudited financial data regarding our operations for each of the four quarters of 2011 and 2010. This information, in the opinion of management, includes all adjustments necessary to present fairly our results of operations for such periods, consisting only of normal recurring adjustments for the periods indicated. The operating results for any quarter are not necessarily indicative of results for any future period.

	2011 Quarter Ended				2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
Interest income	$46,345	$47,299	$46,821	$47,595	$49,967	$51,980	$53,682	$52,887
Interest expense	11,079	12,581	14,578	15,408	16,405	17,613	19,004	19,420

Net interest income	35,266	34,718	32,243	32,187	33,562	34,367	34,678	33,467
Provision for loan losses	10,955	16,240	11,822	10,241	59,923	18,128	43,946	21,130
Noninterest income	16,538	19,432	6,387	6,885	18,009	44,142	6,158	4,374
Noninterest expense	31,846	28,152	27,846	28,549	36,971	26,646	27,467	27,152

Income (loss) before income taxes	9,003	9,758	(1,038)	282	(45,323)	33,735	(30,577)	(10,441)
Income taxes (benefit)	(73,317)	(42)	355	(106)	284	321	306	306

Net Income (loss)	82,320	9,800	(1,393)	388	(45,607)	33,414	(30,883)	(10,747)
Preferred dividends and discounts	(12,235)	(2,477)	(2,470)	(2,464)	(2,448)	(2,671)	(17,449)	(2,887)

Net income (loss) applicable to common stockholders	$70,085	$7,323	$(3,863)	$(2,076)	$(48,055)	$30,743	$(48,332)	$(13,634)

Income (loss) per common share:
Basic	$3.20	$0.35	$(0.19)	$(0.12)	$(2.76)	$1.68	$(3.35)	$(1.30)
Diluted	3.20	0.35	(0.19)	(0.12)	(2.76)	1.57	(3.35)	(1.30)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might”, “contemplate”, “plan”, “prudent”, “potential”, “should”, “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2012 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, without limitation:

•	Our business may be adversely affected by the highly regulated environment in which we operate.

•	Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

•	Our business is subject to the conditions of the local economy in which we operate and continued weakness in the local economy and the real estate markets may adversely affect us.

•	Our business is subject to domestic and to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

•	The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

•	Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

•	Our mortgage loan repurchase reserve for losses could be insufficient.

•	We are subject to interest rate risk, including interest rate fluctuations that could reduce our profitability.

•

Certain hedging strategies that we use to manage investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

•	Our residential mortgage lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

•	We have counterparty risk and therefore we may be adversely affected by the soundness of other financial institutions.

•

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company’s controls and procedures may fail or be circumvented.

•	The Company is dependent upon outside third parties for processing and handling of Company records and data.

•

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

•	We are subject to lending concentration risks.

•	We may not be able to access sufficient and cost-effective sources of liquidity.

•	We are subject to liquidity risk, including unanticipated deposit volatility.

•	The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company’s interest expense.

•	Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

•	The Company is a bank holding company and its sources of funds are limited.

•	Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

•	Our reputation could be damaged by negative publicity.

•	New lines of business or new products and services may subject us to certain additional risks.

•	We may experience difficulties in managing our future growth.

•	The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

•	Our participation in the TARP CPP may place significant restrictions on our operations.

•	Regulatory requirements, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

•

We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in Item 1A. Risk Factors of this report.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

March 9, 2012

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$120,075	$80,273
Short-term investments	1,089	1,056

Total cash and cash equivalents	121,164	81,329
Investment securities:
Available for sale, at fair value	1,175,380	1,153,487
Held to maturity, at amortized cost (fair value of $111,054 at December 31, 2011 and $101,751 at December 31, 2010)	104,296	100,990
Loans, held for sale, at fair value	185,984	259,020
Loans, net of allowance for loan losses of $103,744 at December 31, 2011 and $124,568 at December 31, 2010	2,824,555	2,710,770
Premises, leasehold improvements and equipment, net	14,882	15,890
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	56,781	40,032
Other real estate and repossessed assets, net	35,622	31,490
Other assets	167,146	90,846

Total assets	$4,685,810	$4,483,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$802,480	$633,300
Interest-bearing	2,320,731	2,393,606

Total deposits	3,123,211	3,026,906
Other borrowings	168,133	511,008
Accrued interest, taxes and other liabilities	61,183	56,697
Notes payable and other advances	747,500	505,000
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	89,648	88,835

Total liabilities	4,276,282	4,275,053

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at December 31, 2011 and December 31, 2010, $1,000 liquidation value	102,042	100,389
Series C, 8% non-cumulative, convertible perpetual, 1,500,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 1,276,480 issued and outstanding at December 2010, $25.00 liquidation value	—	31,912
Series D, nonvoting, convertible; 860,378 shares authorized, 405,330 shares issued and outstanding at December 31, 2011 and December 31, 2010	4	4
Series E, 8% nonvoting, non-cumulative, convertible perpetual, 223,520 shares authorized, no shares issued and outstanding at December 31, 2011 and 223,520 shares issued and outstanding at December 31, 2010, $25.00 liquidation value	—	5,588
Series G, nonvoting, convertible; 1,350,000 shares authorized, 877,344 shares issued and outstanding at December 31, 2011, and no shares issued or outstanding at December 31, 2010	9	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 29,718,074 shares issued at December 31, 2011 and 19,235,706 shares issued at December 31, 2010; 28,360,076 shares outstanding at December 31, 2011 and 17,877,708 shares outstanding at December 31, 2010	297	192
Surplus	423,674	312,693
Accumulated deficit	(118,426)	(189,895)
Accumulated other comprehensive income (loss), net	31,513	(22,497)
Treasury stock, at cost, 1,357,998 shares at December 31, 2011 and December 31, 2010	(29,585)	(29,585)

Total stockholders’ equity	409,528	208,801

Total liabilities and stockholders’ equity	$4,685,810	$4,483,854

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Interest income:
Interest and fees on loans	$140,307	$153,899	$159,848
Interest and dividends on investment securities:
Taxable	44,864	50,162	54,694
Tax-exempt	2,874	4,444	5,468
Interest on cash equivalents	15	11	20

Total interest income	188,060	208,516	220,030

Interest expense:
Deposits	29,147	44,286	69,164
Other borrowings	4,865	8,648	8,844
Notes payable and other advances	3,838	5,289	6,557
Junior subordinated debentures	5,792	5,804	6,066
Subordinated notes	10,004	8,415	6,488

Total interest expense	53,646	72,442	97,119

Net interest income	134,414	136,074	122,911
Provision for loan losses	49,258	143,127	89,611

Net interest income (loss) after provision for loan losses	85,156	(7,053)	33,300

Noninterest income:
Service charges	11,481	11,282	11,306
Mortgage banking revenue	20,384	14,261	—
Gain (loss) on disposition of bulk purchased mortgage loans	105	(2,418)	(1,961)
Gain on sales of investment securities	4,944	41,376	17,595
Other derivative income	7,026	1,963	1,399
Other noninterest income	5,302	6,219	5,252

Total noninterest income	49,242	72,683	33,591

Noninterest expense:
Salaries and employee benefits	64,736	54,073	42,914
Occupancy of premises	8,603	8,328	8,146
Furniture and equipment	2,162	2,284	2,230
Nonperforming asset expense	5,264	19,790	11,726
FDIC assessment	6,705	8,238	10,380
Legal fees, net	3,821	4,922	5,961
Early extinguishment of debt	3,444	378	527
Other noninterest expense	21,658	20,223	15,723

Total noninterest expense	116,393	118,236	97,607

Income (loss) before income taxes	18,005	(52,606)	(30,716)
Income tax (benefit) expense	(73,110)	1,217	834

Net income (loss)	91,115	(53,823)	(31,550)
Preferred dividends and discounts	(9,145)	(9,699)	(11,483)
Implied noncash preferred dividend	(10,501)	(15,756)	—

Net income (loss) applicable to common stockholders	$71,469	$(79,278)	$(43,033)

Basic income (loss) per common share	$3.45	$(5.27)	$(4.10)
Diluted earnings (loss) per common share	3.45	(5.27)	(4.10)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2008	$60,000	$97,314	$—	$—	$—	$—	$—	$121	$224,872	$(69,294)	$18,710	$(24,636)	$307,087
Adoption of FSP FAS 115-2 and 124-2, effective April 1, 2009	—	—	—	—	—	—	—	—	—	1,710	(1,033)	—	677
Preferred stock issuance cost, Series B	—	—	—	—	—	—	—	—	(27)	—	—	—	(27)
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	(1)	2,094	—	—	—	2,093
Tax benefit on stock options and stock awards	—	—	—	—	—	—	—	—	(541)	—	—	—	(541)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(31,550)	—	—	(31,550)
Change in unrealized gains on available for sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	(5,115)	—	(5,115)
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(3,865)	—	(3,865)

Total comprehensive loss			—										$(40,530)
Preferred stock dividends declared, Series A— $2.00 per share	—	—	—	—	—	—	—	—	—	(4,800)	—	—	(4,800)
Preferred stock dividends accumulated, Series B	—	1,530	—	—	—	—	—	—	—	(6,683)	—	—	(5,153)

Balance at December 31, 2009	$60,000	$98,844	$—	$—	$—	$—	$—	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806

Conversion of Series A Preferred to common stock	(60,000)	—	—	—	—	—	—	60	59,919	—	—	—	(21)
Implied noncash preferred dividend	—	—	—	—	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of Series C Preferred, net of issuance costs	—	—	31,912	—	—	—	—	—	(964)	—	—	—	30,948
Issuance of Series D Preferred, net of issuance costs	—	—	—	4	—	—	—	—	4,945	—	—	(4,949)	—
Issuance of Series E Preferred, net of issuance costs	—	—	—	—	5,588	—	—	—	(291)	—	—	—	5,297
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	4,787	—	—	—	4,787
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	5	—	—	—	5
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	2,150	—	—	—	2,150
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	(53,823)	—	—	(53,823)
Change in unrealized gains on available for sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	(26,946)	—	(26,946)
Change in net unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(2,069)	—	(2,069)
Change in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(1,904)	—	(1,904)
Change in deferred loss on investments transferred to held to maturity from available for sale, net of income taxes	—	—	—	—	—	—	—	—	—	—	(275)	—	(275)

Total comprehensive loss												—	$(85,017)
Preferred stock dividends declared, Series A – $0.50 per share	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	1,545	—	—	—	—	—	—	—	(6,786)	—	—	(5,241)
Preferred stock dividends declared, Series C – $1.26 per share	—	—	—	—	—	—	—	—	—	(1,610)	—	—	(1,610)
Preferred stock dividends declared, Series E – $0.46 per share	—	—	—	—	—	—	—	—	—	(103)	—	—	(103)

Balance at December 31, 2010	$ —	$100,389	$31,912	$4	$5,588	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

(in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	—	25,000	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	—	(25,000)	2	23	24,975	—	—	—	—
Issuance of common stock in rights offering	—	—	—	—	—	—	—	44	34,956	—	—	—	35,000
Rights offering and conversion Series C and E costs	—	—	—	—	—	—	—	—	(1,200)	—	—	—	(1,200)
Conversion of Series C to common stock	—	—	(31,912)	—	—	—	—	26	31,886	—	—	—	—
Conversion of Series E to Series G	—	—	—	—	(5,588)	—	5	—	5,583	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	2,605	—	—	—	2,605
Exercise of stock options	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	81	—	—	—	81
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	—	91,115	—	—	91,115
Change in unrealized gains on available for sale investment securities, net of reclassification adjustment and of income taxes	—	—	—	—	—	—	—	—	—	—	53,169	—	53,169
Change in net unrealized loss from cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	1,499	—	1,499
Changes in deferred gain from termination of cash flow hedging instruments, net of income taxes	—	—	—	—	—	—	—	—	—	—	(761)	—	(761)
Changes in deferred loss on investments transferred to held to maturity from available for sale, net of income taxes	—	—	—	—	—	—	—	—	—	—	103	—	103

Total comprehensive loss												—	$145,125
Preferred stock dividends and discounts accumulated, Series B	—	1,653	—	—	—	—	—	—	—	(6,895)	—	—	(5,242)
Preferred stock dividends Series C & E, paid in common and Series G stock	—	—	—	—	—			3	2,246	—	—	—	2,249
Implied noncash preferred dividend	—	—	—	—	—	—	2	9	10,490	(10,501)	—	—	—
Preferred stock dividends declared, Series C – $0.50 per share	—	—	—	—	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared, Series E – $1.50 per share	—	—	—	—	—	—	—	—	—	(335)	—	—	(335)

Balance at December 31, 2011	$—	$102,042	$—	$4	$—	$—	$9	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$91,115	$(53,823)	$(31,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Other derivative income	(7,026)	(1,963)	(1,399)
Gain on sales of investment securities	(4,944)	(41,376)	(17,595)
Amortization of premiums and discounts, net	5,022	3,417	403
Other-than-temporary impairment of investment security	571	—	—
Deferred loan fee amortization	(4,289)	(5,983)	(5,253)
Provision for loan losses	49,258	143,127	89,611
Loans purchased	—	—	(76,829)
Loans originated for sale	(1,708,354)	(821,350)	—
Proceeds from loan sales	1,787,778	630,771	11,607
Net (gain) loss on sale of loans	(12,108)	(6,187)	7,792
Depreciation and amortization	2,408	2,309	2,344
Deferred income tax expense (benefit)	(73,476)	—	4,997
Losses on other real estate	3,511	12,643	2,814
Tax benefit (expense) on stock options exercised or stock awards	—	—	(541)
Excess tax benefit on stock options exercised and stock awards	510	5	410
Net cash received on initiation/termination of derivative instruments	937	—	6,630
Other, net	3,514	(5,969)	(1,057)
Changes in other assets and liabilities:
Accrued interest receivable	235	946	1,006
Other assets	785	6,466	(14,769)
Accrued interest payable, taxes and other liabilities	5,227	(3,769)	(8,425)

Net cash provided by (used in) operating activities	140,674	(140,736)	(29,804)

Cash flows from investing activities:
Purchases of available for sale securities	(207,443)	(1,147,907)	(975,304)
Purchases of held to maturity securities	(22,404)	(50,224)	—
Proceeds from principal payments and maturities of available for sale securities	118,317	247,975	312,451
Proceeds from principal payments and maturities of held to maturity securities	19,191	4,929	25
Proceeds from sales of available for sale securities	130,635	965,605	497,415
Net (increase) decrease in loans	(178,176)	(15,750)	119,566
Net additions to premises, leasehold improvements and equipment	(1,400)	(2,684)	(735)
Purchases of FHLB and FRB stock	(16,749)	(8,822)	(6,580)
Proceeds from sales of FHLB and FRB stock	—	—	5,000
Additions to other real estate owned and repossessed assets	—	—	(342)
Net proceeds from sales of other real estate and repossessed assets	17,478	16,822	13,552
Purchase of mortgage servicing rights	(2,663)	—	—

Net cash provided by (used in) investing activities	$(143,214)	$9,944	$(34,952)

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$91,003	$48,552	$(156,293)
Net increase (decrease) in other borrowings	(342,875)	121,339	207,109
Proceeds from notes payable and other advances	242,500	45,000	20,000
Repayments of notes payable and other advances	—	(115,000)	—
Net proceeds from issuance of subordinated debt	81	36,150	—
Net proceeds from issuance of preferred stock	24,350	36,245	(27)
Net proceeds from issuance of common stock	33,800	(21)	—
Proceeds from exercise of employee stock options	9	5	—
Excess tax benefit on stock options exercised and stock awards	(510)	(5)	(410)
Dividends paid	(5,983)	(8,613)	(10,166)

Net cash provided by financing activities	42,375	163,652	60,213

Net increase (decrease) in cash and cash equivalents	39,835	32,860	(4,543)
Cash and cash equivalents, beginning of year	81,329	48,469	53,012

Cash and cash equivalents, end of year	$121,164	$81,329	$48,469

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$55,444	$74,716	$104,687
Income taxes	(408)	(4,855)	(16,269)

Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	$—	$55,633	$—
Change in fair value of available for sale investment securities, net of income taxes	53,169	(26,946)	(5,115)
Transfer of portfolio loans to held for sale loans	—	39,053	28,739
Transfer of held for sale loans to portfolio loans	5,720	52,967	1,158
Loans transferred to other real estate and repossessed assets	25,143	34,725	29,076
Exchange of common stock for Series D Preferred	—	4,949	—
Series C and E Preferred dividends paid in common stock and Series G Preferred	2,249	—	—

See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to U.S. generally accepted accounting principles and general reporting practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, the valuation of deferred tax assets and the valuation of financial instruments such as investment securities and derivatives. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

The following is a summary of the more significant accounting and reporting policies:

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank is a $4.7 billion asset commercial bank located primarily in the Chicago area with asset based lending and mortgage banking offices located nationwide. The Bank provides a full range of commercial banking services, primarily to small and midsize businesses, and consumer banking products and services. All significant intercompany balances and transactions between consolidated companies have been eliminated. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts (TAYC Capital Trust I and TAYC Capital Trust II) created for the sole purpose of issuing trust preferred securities.

The Company’s products and services consist of commercial banking, asset based lending, retail banking and mortgage banking. These products are delivered by two operating segments—Banking and Mortgage Banking. Segment results are presented in Note 24—“Segment Reporting.”

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreements to resell with original maturities of less than 90 days. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability management strategies or because of liquidity needs, changes in interest rates and resulting prepayment risk, or for other similar reasons, are classified as available for sale and carried at fair value. Unrealized holding gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income in stockholders’ equity. Securities that the Company has the ability and positive intent to hold until maturity are classified as held to maturity and carried at amortized cost. Premiums and discounts on investment securities are amortized over the estimated life of the security, using the effective interest method. In determining the estimated life of mortgage-related securities, certain judgments are required as to the time and amount of future principal repayments, and these judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates.

A decline in fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount and a new cost basis for the security. In determining if an impairment is other-than-temporary, the Company considers whether it expects to receive all future principal and interest payments in accordance with the original terms, whether it intends to sell the security, or whether it more-likely-than-not will be required to sell the security before recovery. If the Company intends to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment charge will be recognized in earnings for the difference between the amortized cost basis and the fair value of the security. If the Company does not expect to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the other-than-temporary impairment is separated into the amount of the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Prior to the adoption of a new accounting standard on April 1, 2009 that amended accounting guidance for the measurement and recognition of other-than-temporary impairment, a decline in fair value of any available for sale or held to maturity security below cost that was deemed other-than-temporary resulted in a charge to earnings to reduce the carrying amount of the security to its fair value. In determining if an impairment was other-than-temporary, the Company considered whether it had the ability and intent to hold the investment until market price recovery, the reasons for impairment, the severity and duration of the impairment, and forecasted performance of the security.

Realized gains and losses on the sales of all securities are reported in income and computed using the specific identification method. Securities classified as trading are carried at fair value with unrealized gains or losses included in noninterest income. Dividends and interest income are recognized when earned.

Loans Held for Sale:

Loans held for sale consist solely of residential mortgage loans. The Company intends to sell these loans and has elected, at inception, to account for these loans at fair value with changes in fair value recognized through profit or loss.

The Company’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold related to credit information, loan documentation, collateral and insurability. The Company may be required to repurchase mortgage loans in the event of a breach of contractual representations and warranties. A reserve is created at the time of loan funding that represents the Company’s estimate of losses for loans for which a repurchase reserve has been established.

Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using a method that approximates an effective interest method. Interest income on other loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the life of the loan as an adjustment of the related loans’ yields.

Allowance for Loan Losses:

An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specifies the number of days of delinquency to charge off a consumer loan by type of credit. For commercial loans, except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations, and other considerations identified in its internal loan review and workout processes. After a loan is charged-off, collection efforts may continue and future recoveries may occur. Management maintains the allowance at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date.

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

A portion of the total allowance for loan losses is related to impaired loans. Certain homogenous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans unless modified in a troubled debt restructuring (“TDR”). A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the value of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

Income Recognition on Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, when a loan’s principal and interest is contractually past due 90 days it is placed on nonaccrual, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Other Real Estate and Repossessed Assets:

Other real estate and repossessed assets primarily includes properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure or obtaining possession of the asset, other real estate or repossessed assets are recorded at the lower of the recorded investment in the loan or the fair value, less estimated cost to sell, through a charge to the allowance for loan losses, if necessary. Generally, the fair value of the real estate at foreclosure is determined by a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Subsequent write-downs required by changes in fair value or disposal expenses are recorded through a valuation allowance and a provision for losses charged to noninterest expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from disposition are also reported as nonperforming asset expense.

Mortgage Servicing Rights:

The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights may also be purchased in a bulk purchase. Purchased mortgage servicing rights are recorded at fair value at the time of purchase. The Company has elected to account for mortgage servicing rights using the fair value option where changes in fair value are recognized in profit and loss. Mortgage servicing rights are included in other assets in the Company’s Consolidated Balance Sheets.

Income Taxes:

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision in the period in which the law is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. In determining the realizability of the deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, any applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The accrual for income taxes includes reserves for those differences in tax and financial reporting positions. The Company initially recognizes the financial statement effects (i.e., benefit) of an uncertain tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Subsequently, the tax benefits of uncertain tax positions are derecognized if the Company determines the more-likely-than-not threshold is no longer met. Reserves for uncertain tax positions are reversed or utilized once the statute of limitations has expired or the tax matter is effectively settled. The Company includes any interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Operations.

Earnings Per Share:

Basic earnings per share is computed as net income applicable to common stockholders divided by the weighted-average number of common shares outstanding that are eligible to participate in the net earnings or loss for the period using the two-class method. Net income applicable to common stockholders represents net income or loss for the period less dividends declared or accumulated on preferred stock, including any discount accretion. Diluted earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock and preferred stock that can be converted into shares of common stock. The dilutive impact of stock options and warrants are computed using the treasury stock method. The dilutive impact of convertible preferred stock is computed using the if-converted method which assumes the convertible security is converted at the beginning of the period (or issuance, if later), resulting in an increase to the number of common shares outstanding but a decrease to the amount of preferred dividends that would have been included in the determination of net income applicable to common stockholders. The computation of diluted earnings per share does not assume conversion or exercise of common stock equivalents that would have an antidilutive effect on earnings per share. A reconciliation of the net income applicable to common stockholders and weighted average shares used in the basic and diluted earnings per share computation is included in Note 23—“Earnings Per Share.”

Employee Benefit Plans:

Stock-based Compensation: The Company has an incentive compensation plan that allows the issuance of nonqualified stock options and restricted stock awards to employees and directors. The Company recognizes compensation for all stock-based payment awards made to employees or directors over the award’s requisite service period using the straight-line method. The amount recognized is equal to the fair value of the award at the date of the grant. Since stock-based compensation expense recognized is based on awards ultimately expected to vest, the expense has been reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

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

Derivative Financial Instruments and Hedging Activities:

The Company uses derivative financial instruments (derivatives), including interest rate exchange agreements, callable interest rate swap agreements, interest rate corridors, floors and collars, as well as interest rate lock and forward loan sale commitments to either accommodate individual customer borrowing needs or to assist in its own interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. All derivatives are measured and reported at fair value on the Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value of the derivative. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings, in noninterest income.

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

The estimates of fair values of the Company’s derivatives are calculated using independent, third-party valuation models to estimate market-based valuations with the exception of the valuation of forward loan sale commitments and interest rate lock commitments, which are valued using internal models. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both the Company and the counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

Debt Issuance Costs and Discounts:

In connection with the issuance of the Company’s junior subordinated debentures and the Company’s and Bank’s subordinated notes, issuance costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets on the Company’s Consolidated Balance Sheets and are being amortized over the contractual life of the debt as additional interest expense using an effective interest method. In addition, the Company’s and Bank’s subordinated notes were issued with detachable warrants to purchase shares of the Company’s common stock. The proceeds from the issuance of the subordinated notes were allocated to the notes and warrants based upon their relative fair values. The allocation to the warrants created a discount on the subordinated notes. This discount is being accreted as additional interest expense on the subordinated notes over the remaining contractual life of the notes using an effective interest method.

Financial Instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, except that the fair value of standby letters of credit are recorded as a liability on the Consolidated Balance Sheets and amortized over the commitment period. In addition, the Company establishes a reserve for unfunded commitments, in accrued interest, taxes and other liabilities on the Consolidated Balance Sheets, if it is probable that a liability has been incurred by the Company under a standby letter of credit or a loan commitment that has not been funded.

Comprehensive Income:

Comprehensive income or loss includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in unrealized gains and losses associated with cash flow hedging instruments, and the amortization of deferred gains and losses associated with terminated cash flow hedges. The statement of comprehensive income is included within the Consolidated Statements of Changes in Stockholders’ Equity. See Note 22—“Other Comprehensive Income (Loss)” for further details.

New Accounting Standards:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (“OCI”) on the components of net income and OCI for all periods presented. While this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. This ASU is effective for the interim or annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU will require either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. This ASU is effective for the interim or annual periods beginning after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-05 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (U.S. generally accepted accounting principles) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU is effective for the interim and annual period that begins after December 15, 2011. This accounting standard is not expected to have a material effect on our consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 provides guidance on determining whether a restructuring constitutes a troubled debt restructuring. In order to be classified as a trouble debt restructuring, the restructuring must contain a concession and the debtor must be experiencing financial difficulties. This ASU became effective for the periods beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption. This ASU further states that all troubled debt restructuring disclosures required by ASU 2010-20 that had been deferred by ASU No. 2011-01, should be disclosed effective for interim and annual periods beginning on or after June 15, 2011. This accounting standard was adopted as of the third quarter 2011 and the adoption did not have a material effect on our consolidated financial statements.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Cash and Due from Banks

The Bank is required to maintain a balance with the Federal Reserve Bank to cover reserve requirements. The average balance required to be maintained was $2.1 million for the year ended December 31, 2011 and $12.2 million for the year ended December 31, 2010.

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of investment securities at December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:
U.S. government sponsored agency securities	$24,473	$796	$—	$25,269
Residential mortgage-backed securities	834,383	26,285	(1,731)	858,937
Commercial mortgage-backed securities	137,646	10,561	—	148,207
Collateralized mortgage obligations	68,598	2,022	—	70,620
State and municipal obligations	67,418	4,929	—	72,347

Total available for sale	1,132,518	44,593	(1,731)	1,175,380

Held to maturity:
Residential mortgage-backed securities	81,901	6,042	—	87,943
Collateralized mortgage obligations	22,395	716	—	23,111

Total held to maturity	104,296	6,758	—	111,054

Total	$1,236,814	$51,351	$(1,731)	$1,286,434

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:
U.S. government sponsored agency securities	$22,994	$—	$(975)	$22,019
Residential mortgage-backed securities	863,353	2,100	(23,067)	842,386
Commercial mortgage-backed securities	145,529	4,459	(266)	149,722
Collateralized mortgage obligations	66,022	33	(4,153)	61,902
State and municipal obligations	76,873	961	(376)	77,458

Total available for sale	1,174,771	7,553	(28,837)	1,153,487

Held to maturity:
Residential mortgage-backed securities	100,990	1,760	(999)	101,751

Total held to maturity	100,990	1,760	(999)	101,751

Total	$1,275,761	$9,313	$(29,836)	$1,255,238

As of December 31, 2011, the Company had $1.19 billion (estimated fair value) of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.18 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $4.9 million were private-label mortgage related securities.

Investment securities with an approximate book value of $930 million at December 31, 2011 and $969 million at December 31, 2010, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

During 2011, the Company realized gross gains of $5.0 million and gross losses of $80,000 on the sale of available for sale investment securities. This compares to gross realized gains of $41.4 million and gross realized losses of $14,000 on the sales of available for sale investment securities during 2010 and gross realized gains of $17.6 million and gross realized losses of $10,000 on the sales of available for sale investment securities during 2009.

The following table summarizes, for investment securities with unrealized losses as of December 31, 2011 and 2010, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	December 31, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

Temporarily impaired securities – Available for sale	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

Held to maturity:
Temporarily impaired securities: Held to maturity	$—	$—	$—	$—	$—	$—

Total temporarily impaired securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for sale:
U.S. government sponsored agency securities	$22,019	$(975)	$—	$—	$22,019	$(975)
Residential mortgage-backed securities	723,341	(21,330)	6,541	(1,737)	729,882	(23,067)
Commercial mortgage-backed securities	10,542	(266)	—	—	10,542	(266)
Collateralized mortgage obligations	53,459	(4,153)	—	—	53,459	(4,153)
State and municipal obligations	18,845	(376)	—	—	18,845	(376)

Temporarily impaired securities – Available for sale	$828,206	$(27,100)	$6,541	$(1,737)	$834,747	$(28,837)

Held to maturity:
Residential mortgage-backed securities	$38,591	$(999)	$—	$—	$38,591	$(999)

Temporarily impaired securities: Held to maturity	38,591	(999)	—	—	38,591	(999)

Total temporarily impaired securities	$866,797	$(28,099)	$6,541	$(1,737)	$873,338	$(29,836)

At December 31, 2011, the Company had three securities in its investment portfolio that have been in an unrealized loss position for twelve or more months with a total unrealized loss of $1.7 million. The three securities were from the Company’s portfolio of private-label residential mortgage-backed securities.

Of the three private-label residential mortgage related securities, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $1.5 million, and were subject to further review for other-than-temporary impairment.

For any securities that have been in an unrealized loss position for more than 12 months that was greater than 10%, additional testing is performed to evaluate other-than-temporary impairment. For the two private-label residential mortgage-backed securities, the Company obtained fair value estimates from an independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity has impacted the values of these private-label securities because of the lack of active trading. Neither of these securities contains subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, one of the two securities had other-than-temporary impairment recognized for the amount of the expected credit loss. The independent cash flow analysis performed at December 31, 2011 indicated that there was additional credit loss on this security and the Company recorded an additional $190,000 other-than-temporary-impairment charge in 2011. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

One additional investment security was evaluated for other-than-temporary impairment at December 31, 2011. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed from 2008 until the May 2011 interest payment, which was not received. Since the Company now believes that it will not recover all the expected payments of principal and interest as specified in the bond agreement, the expected future annual cash flows were analyzed and an other-than-temporary impairment charge of $381,000 was recorded against earnings in 2011.

At December 31, 2010, the Company had three securities in its investment portfolio that have been in an unrealized loss position for twelve or more months with a total unrealized loss of $1.7 million. The three securities were from the Company’s portfolio of private-label residential mortgage-backed securities.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2011.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale:
Due in one year or less	$1,005	$1,009
Due after one year through five years	745	798
Due after five years through ten years	51,725	55,224
Due after ten years	38,416	40,585
Residential mortgage-backed securities	834,383	858,937
Commercial mortgage-backed securities	137,646	148,207
Collateralized mortgage obligations	68,598	70,620

Total available for sale	1,132,518	1,175,380

Held to maturity:
Residential mortgage-backed securities	81,901	87,943
Collateralized mortgage obligations	22,395	23,111

Total Held to maturity	104,296	111,054

Total investment	$1,236,814	$1,286,434

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $56.8 million at December 31, 2011 and $40.0 million at December 31, 2010. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of its outstanding FHLB borrowings. At December 31, 2011, the Company had a $45.1 million investment in FHLBC stock, compared to $29.5 million at December 31, 2010. Since 2007, the FHLBC has been under a cease and desist order with its regulators that requires prior regulatory approval to declare dividends and to redeem member capital stock other than excess capital stock under limited circumstances. The stock of the FHLBC is viewed as a long-term asset and its value is based upon the ultimate recoverability of the par value. In determining the recoverability of this investment, the Company considers factors such as the severity and duration of declines in the market value of the FHLBC’s net assets relative to its capital, its recent operating performance, its commitment to make required payments, the structure of the FHLB system which enables the regulator of the FHLBs to reallocate debt among the FHLB entities, the impact of legislative and regulatory changes on the FHLBC and its operations, and its ability to continue to provide liquidity and funding to its members.

As of December 31, 2011, after evaluating these factors and considering that transactions in FHLBC stock continued to be made at par value during 2011 and the FHLBC paid dividends in each quarter of 2011, the Company believes that it will ultimately recover the par value of the FHLBC stock.

4. Loans

Loans segregated by class at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,426,221	$1,351,862
Commercial real estate secured	1,037,976	1,120,361
Residential construction and land	64,824	104,036
Commercial construction and land	99,021	106,423
Consumer	300,257	152,657

Gross loans	2,928,299	2,835,339
Less: Unearned discount	—	(1)

Total loans	2,928,299	2,835,338
Less: Allowance for loan losses	(103,744)	(124,568)

Portfolio loans, net	$2,824,555	$2,710,770

Loans Held for Sale	$185,984	$259,020

The total amount of loans transferred to third parties as loan participations at December 31, 2011 was $245.4 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and servicing responsibilities.

At December 31, 2011, loans held for sale included $186.0 million of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with ASC 825—Financial Instruments. The unpaid principal balance associated with these loans was $179.3 million at December 31, 2011. An unrealized gain on these loans of $6.7 million was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations for the year ended December 31, 2011. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class as of December 31, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
December 31, 2011
Commercial and industrial	$129	$—	$42,909	$43,038	$1,383,183	$1,426,221
Commercial real estate secured	—	—	35,159	35,159	1,002,817	1,037,976
Residential construction and land	—	—	7,810	7,810	57,014	64,824
Commercial construction and land	—	—	5,279	5,279	93,742	99,021
Consumer	5,589	1,691	11,904	19,184	467,057	486,241

Total loans	$5,718	$1,691	$103,061	$110,470	$3,003,813	$3,114,283

December 31, 2010
Commercial and industrial	$782	$278	$71,438	$72,498	$1,279,364	$1,351,862
Commercial real estate secured	4,242	1,010	42,221	47,473	1,072,888	1,120,361
Residential construction and land	—	—	20,660	20,660	83,376	104,036
Commercial construction and land	—	—	12,734	12,734	93,689	106,423
Consumer	3,476	2,160	12,687	18,323	393,353	411,676

Total loans	$8,500	$3,448	$159,740	$171,688	$2,922,670	$3,094,358

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

Special Mention. Loans in this category have potential weaknesses which currently weaken the asset or inadequately protect the Bank’s credit position and if not immediately corrected will diminish repayment prospects.

Substandard. Loans in this category relate to borrowers with deteriorating financial conditions and exhibit a number of well-defined weaknesses which currently inhibit normal repayment through normal operations. These loans require constant monitoring and supervision by Bank management.

Nonaccrual. Loans in this category exhibit the same weaknesses as substandard loans, however, the weaknesses are more pronounced and these loans are no longer accruing interest.

The following table presents the risk categories of loans by class at December 31, 2011 and December 31, 2010:

	Commercial and Industrial	CRE Secured	Residential Construction and Land	Commercial Construction and Land	Consumer	Total
	(in thousands)
December 31, 2011
Pass	$1,358,261	$963,909	$51,332	$71,970	$474,337	$2,919,809
Special Mention	6,458	30,557	5,682	—	—	42,697
Substandard	18,593	8,351	—	21,772	—	48,716
Nonaccrual	42,909	35,159	7,810	5,279	11,904	103,061

Total Loans	$1,426,221	$1,037,976	$64,824	$99,021	$486,241	$3,114,283

December 31, 2010
Pass	$1,241,720	$988,072	$76,897	$72,070	$399,044	$2,777,803
Special Mention	18,461	40,235	2,948	20,107	—	81,751
Substandard	20,243	49,833	3,531	1,512	—	75,119
Nonaccrual	71,438	42,221	20,660	12,734	12,632	159,685

Total Loans	$1,351,862	$1,120,361	$104,036	$106,423	$411,676	$3,094,358

The following table sets forth information about our nonaccrual loans, performing restructured loans (TDRs that are not past due or in a nonaccrual status) and impaired loans. The amounts of nonperforming loans at December 31, 2011, 2010 and 2009 and the related interest on nonaccrual loans for the years then ended are shown below:

	2011	2010	2009
	(in thousands)
Recorded balance of loans contractually past due 90 days or more but still accruing interest, at end of year	$—	$55	$59
Recorded balance of nonaccrual loans, at end of year	103,061	159,685	141,403

Total nonperforming loans	$103,061	$159,740	$141,462

Performing restructured loans	$14,176	$29,786	$1,196
Interest on nonaccrual loans recognized in income	1,063	4,992	2,984
Interest on nonaccrual loans which would have been recognized under the original terms of the loans	7,649	15,194	16,850

Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Unless modified in a trouble debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specifies the number of days of delinquency to charge-off a consumer loan by type of credit. Except for unsecured commercial loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers the prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations and other considerations identified in its internal loan review and workout processes.

The Company had $3.1 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2011. The Company had $396,000 in commitments to lend on impaired loans as of December 31, 2011, with $329,000 of that amount committed to loans that are classified as TDRs. At December 31, 2011, the Company had $14.2 million of loans classified as performing restructured loans which included commercial loans of $9.4 million and consumer loans of $4.8 million.

Information about the Company’s impaired loans at or for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(in thousands)
Recorded balance of impaired loans, at end of year:
With related allowance for loan loss	$71,512	$136,404	$95,936
With no related allowance for loan loss	37,023	44,677	45,761

Total recorded balance of impaired loans	$108,535	$181,081	$141,697

Allowance for loan losses related to impaired loans, at end of year	$32,044	$59,857	$33,640
Average balance of impaired loans for the year	146,985	151,370	180,166
Interest income recognized on impaired loans for the year	689	1,881	600

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	YTD Average Balance	Interest Income Recognized for the Year Ended Dec. 31
December 31, 2011
With no related allowance recorded:
Commercial and industrial	$16,810	$13,241	$—	$11,302	$186
Commercial real estate secured	19,152	8,386	—	18,496	37
Residential construction and land	3,161	3,086	—	5,754	—
Commercial construction and land	7,952	6,672	—	4,755	8
Consumer	5,722	5,638	—	3,070	77

Subtotal	52,797	37,023	—	43,377	308

With an allowance recorded:
Commercial and industrial	56,533	35,654	23,292	53,656	49
Commercial real estate secured	38,769	31,012	7,540	37,643	250
Residential construction and land	17,530	4,727	1,181	8,820	51
Commercial construction and land	220	119	31	3,489	31
Consumer	—	—	—	—	—

Subtotal	113,052	71,512	32,044	103,608	381

Total impaired loans	$165,849	$108,535	$32,044	$146,985	$689

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$28,807	$12,841	$—	$10,128
Commercial real estate secured	37,914	22,848	—	10,026
Residential construction and land	36,913	7,466	—	16,371
Commercial construction and land	—	—	—	2,475
Consumer	1,522	1,522	—	1,304

Subtotal	105,156	44,677	—	40,304

With an allowance recorded:
Commercial and industrial	70,725	65,963	35,258	28,298
Commercial real estate secured	48,897	40,983	10,940	45,602
Residential construction and land	16,768	16,724	5,189	27,988
Commercial construction and land	13,950	12,734	8,470	9,178
Consumer	—	—	—	—

Subtotal	150,340	136,404	59,857	111,066

Total impaired loans	$255,496	$181,081	$59,857	$151,370	$1,881

The Company provides several types of loans to its customers, including residential, construction, commercial, and consumer loans. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with a wide variety of credit requirements. Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago area. Furthermore, 46% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago area as of December 31, 2011, compared to 52% as of December 31, 2010.

Activity in the allowance for loan losses for the years ended December 31, 2011, 2010, and 2009 consisted of the following:

	2011	2010	2009
	(in thousands)
Allowance for loan losses:
Allowance at beginning of year	$124,568	$106,185	$128,548
Provision for loan losses	49,258	143,127	89,611
Loans charged-off	(79,281)	(128,895)	(116,160)
Recoveries of loans previously charged-off	9,199	4,151	4,186

Net charge-offs	(70,082)	(124,744)	(111,974)

Allowance at end of year	$103,744	$124,568	$106,185

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2011 and December 31, 2010:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance at December 31, 2009	$37,995	$21,190	$40,193	$2,040	$4,767	$106,185
Provision	46,489	48,798	33,343	10,615	3,882	143,127
Charge-offs	(24,765)	(38,854)	(59,355)	(1,284)	(4,637)	(128,895)
Recoveries	1,780	287	1,065	51	968	4,151

Ending balance at December 31, 2010	$61,499	$31,421	$15,246	$11,422	$4,980	$124,568

Ending balance individually evaluated for impairment	$35,258	$10,940	$5,189	$8,470	$—	$59,857
Ending balance collectively evaluated for impairment	26,241	20,481	10,057	2,952	4,980	64,711

LOANS:
Ending balance individually evaluated for impairment	$78,804	$63,831	$24,190	$12,734	$1,522	$181,081
Ending balance collectively evaluated for impairment	1,273,058	1,056,530	79,846	93,689	410,154	2,913,277

Ending balance at December 31, 2010	$1,351,862	$1,120,361	$104,036	$106,423	$411,676	$3,094,358

ALLOWANCE FOR LOAN LOSSES:
Beginning balance at December 31, 2010	$61,499	$31,421	$15,246	$11,422	$4,980	$124,568
Provision	13,884	26,483	(3,038)	5,892	6,037	49,258
Charge-offs	(30,495)	(29,653)	(4,528)	(10,388)	(4,217)	(79,281)
Recoveries	6,501	2,068	403	52	175	9,199

Ending balance at December 31, 2011	$51,389	$30,319	$8,083	$6,978	$6,975	$103,744

Ending balance individually evaluated for impairment	$23,292	$7,540	$1,181	$31	$—	$32,044
Ending balance collectively evaluated for impairment	28,097	22,779	6,902	6,947	6,975	71,700

LOANS:
Ending balance individually evaluated for impairment	$48,895	$39,398	$7,813	$6,791	$5,638	$108,535
Ending balance collectively evaluated for impairment	1,377,326	998,578	57,011	92,230	480,603	3,005,748

Ending balance at December 31, 2011	$1,426,221	$1,037,976	$64,824	$99,021	$486,241	$3,114,283

A modified loan is considered a TDR when the borrower is experiencing documented financial difficulty and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics at the outset of a new loan. The most common types of modifications include interest rate modifications, forbearance on principal and/or interest, partial charge-offs and changes in note structure. All loans modified in a TDR are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

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

Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, although the loan continues to be reported as a TDR.

Upon the Company’s adoption of the recent changes to ASC 310—Receivables, loans modified from January 2011 through June 2011 were reanalyzed to determine if those modified loans would be considered a TDR. No additional loans were identified as TDRs and no changes were made to the allowance for loan losses as a result of this analysis.

The following table provides information on loans modified as a TDR during the year ended December 31, 2011. The Pre-Modification Outstanding Recorded Balance is equal to the outstanding balance immediately prior to modification. The Post-Modification Outstanding Recorded Balance is equal to the outstanding balance immediately after modification:

	For the year ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial	7	$12,268	$12,266
Commercial real estate secured	8	17,213	17,211
Residential construction and land	1	529	529
Commercial construction and land	1	1,512	1,512
Consumer	37	5,605	5,526

Total	54	$37,127	$37,044

The following table provides information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months.

	For the year ended December 31, 2011
	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings that defaulted in the period and were modified in the previous twelve months:
Commercial and industrial	2	$8
Commercial real estate secured	4	5,869
Residential construction and land	1	529
Commercial construction and land	—	—
Consumer	7	2,317

Total	14	$8,723

As of December 31, 2011 and 2010, the Company had extended loans to directors and executive officers of the Bank, the Company and their related interests as detailed in the table below:

	2011	2010
	(in thousands)
Beginning balance	$53,647	$20,062
New loans and advances	9,060	36,961
Payments	(2,942)	(3,279)
Adjustment for changes in directors and executive officers	—	(97)

Loans, net	$59,765	$53,647

In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectability.

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
Land and improvements	$1,115	$1,115
Buildings and improvements	9,456	9,447
Leasehold improvements	7,575	7,349
Furniture, fixtures and equipment	23,419	22,307

Total cost	41,565	40,218
Less accumulated depreciation and amortization	(26,683)	(24,328)

Net book value	$14,882	$15,890

6. Other Real Estate and Repossessed Assets

A rollforward of other real estate and repossessed assets, for the periods indicated is as follows:

	For the Period Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$31,490	$26,231	$13,179
Transfers from loans	25,143	34,725	29,076
Additional investment in foreclosed properties	—	—	342
Dispositions	(15,836)	(15,957)	(14,310)
Additional impairment	(5,175)	(13,509)	(2,056)

Balance at end of period	$35,622	$31,490	$26,231

The Company maintained a valuation allowance for losses on other real estate and repossessed assets of $10.7 million at December 31, 2011 and $12.5 million at December 31, 2010.

7. Interest-Bearing Deposits

Interest-bearing deposits at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(in thousands)
NOW accounts	$324,877	$248,662
Savings accounts	38,370	37,992
Money market deposits	657,500	589,197
Time deposits:
Certificates of deposit	558,874	715,030
Brokered certificates of deposit	407,068	449,836
Out-of-local-market certificates of deposit	135,838	99,313
CDARS time deposits	122,219	182,879
Public time deposits	54,086	70,697
Out-of-local-market CDARS time deposits	21,899	—

Total time deposits	1,299,984	1,517,755

Total	$2,320,731	$2,393,606

At December 31, 2011, time deposits in the amount of $100,000 or more totaled $562.3 million compared to $645.4 million at December 31, 2010. Interest expense on time deposits with balances of $100,000 or more was $4.7 million for the year ended December 31, 2011, $7.3 million for the year ended December 31, 2010, and $10.6 million for the year ended December 31, 2009.

The Bank participates in two programs in the Certificate of Deposit Account Registry Service network (“CDARS”). The reciprocal program allows the Bank to accommodate depositors with large cash balances who are seeking the full deposit insurance protection by placing these funds in CDs issued by other banks in the network. Through a matching system, the Bank will receive funds back for certificates of deposit (“CDs”) that it issues for other banks in the network, thus allowing the Bank to retain the full amount of the original deposit. The Bank also participates in the one-way buy program. Through this system, the Bank bids on funds from depositors who are attempting to maximize the return on their deposit while they are continuing to maintain the full FDIC insurance on their deposits. Funds are deposited in the bank with the winning bid.

Brokered CDs are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees of $2.0 million at December 31, 2011 and $1.6 million at December 31, 2010, which are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. As of December 31, 2011, the Company had four brokered CDs with a balance of $60.0 million, that could be called after a lock-out period but before their stated maturity. During 2011 and 2010, the Company did not incur any expenses associated with brokered CDs that were called before their stated maturity.

At December 31, 2011, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2012	$876,079
2013	212,863
2014	61,416
2015	43,675
2016	41,274
Thereafter	64,677

Total	$1,299,984

8. Other Borrowings

Other borrowings at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Amount Borrowed	Weighted Average Rate	Amount Borrowed	Weighted Average Rate
	(dollars in thousands)
Securities sold under agreements to repurchase:
Overnight	$14,315	0.10%	$39,249	0.14%
Term	75,000	1.55	336,336	1.80
Federal funds purchased	78,818	0.38	132,561	0.51
U.S. Treasury tax and loan note option	—	0.00	2,862	0.00

Total	$168,133	0.88%	$511,008	1.33%

As of December 31, 2011 and 2010, the term repurchase agreements consisted of the following:

	2011	2010
	(in thousands)
Term Repurchase Agreements:
Repurchase agreement – rate 0.39%, matured January 3, 2011, non-callable	$—	$52,471
Repurchase agreement – rate 0.41%, matured January 3, 2011, non-callable	—	48,575
Repurchase agreement – rate 0.35%, matured January 5, 2011, non-callable	—	50,290
Structured repurchase agreement – rate 0.60%, matured June 1, 2011, non-callable	—	30,000
Structured repurchase agreement – rate 1.29%, due January 26, 2012, non-callable	10,000	10,000
Structured repurchase agreement – rate 1.24%, due March 2, 2012, non-callable	25,000	25,000
Structured repurchase agreement – rate 3.20%, due December 13, 2012, callable after March 13, 2008	—	20,000
Structured repurchase agreement – rate 1.81%, due July 29, 2015, non-callable	40,000	40,000
Structured repurchase agreement – rate 4.31%, due September 27, 2012, callable after September 27, 2009	—	40,000
Structured repurchase agreement – rate 3.70%, due December 13, 2012, callable after December 13, 2009	—	20,000

Total term repurchase agreements	$75,000	$336,336

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

During 2011, the Company modified the terms of an existing structured repurchase agreement to extend the maturity date and reduce the interest rate. The new instrument was treated as a modification of the old instrument in accordance with ASC Topic 740—Debt. In addition, three structured repurchase agreements were terminated in 2011. The Company incurred a net amount of $3.4 million in early extinguishment of debt expense in 2011 recorded in noninterest expense related to these terminations. These changes were made to shift funding sources to lower cost alternatives. At December 31, 2011, there were no term repurchase agreements eligible to be called.

Information concerning securities sold under agreements to repurchase, including both the overnight and term agreements, for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
	(dollars in thousands)
Daily average balance during the year	$197,058	$387,693	$237,360
Daily average rate during the year	2.22%	2.09%	3.47%
Maximum amount outstanding at any month end	$364,421	$443,766	$261,707
Weighted average interest rate at year end	1.32%	1.63%	3.33%

Under the treasury tax and loan note option, the Bank is authorized to accept U.S. Treasury Department deposits of excess funds along with the deposits of customer taxes. These liabilities bear interest at a rate of 0.25% below the average federal funds rate (0.00% at December 31, 2011) and are collateralized by a pledge of various investment securities. This program will no longer be offered as of January 1, 2012.

At December 31, 2011, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $164 million and repurchase agreement lines of $850 million. At December 31, 2010, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $119 million and repurchase agreement lines of $930 million.

9. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(in thousands)
Current tax expense (benefit):
Federal	$277	$989	$(4,547)
State	91	228	384

Total	368	1,217	(4,163)

Deferred tax expense (benefit):
Federal	5,250	(18,384)	(5,904)
State	1,724	(3,680)	(1,861)
Change in valuation allowance	(80,452)	22,064	12,762

Total	(73,477)	—	4,997

Applicable income tax expense (benefit)	$(73,110)	$1,217	$834

During 2011, the Company recorded current income tax expense of $368,000, primarily related to the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. These residual tax effects resulted from changes in the deferred tax liability associated with deferred gains on terminated cash flow hedges recorded in OCI. During 2010, the Company recorded income tax expense of $1.2 million.

Income tax expense (benefit) is different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2011, 2010, and 2009 to income (loss) before income taxes because of the following:

	2011	2010	2009
	(in thousands)
Federal income tax benefit at statutory rate	$6,302	$(18,412)	$(10,751)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(80,452)	22,064	12,762
State tax expense (benefit) before valuation allowance	1,173	(2,379)	(960)
Tax-exempt interest income, net of disallowed interest deduction	(1,003)	(1,549)	(1,764)
Residual tax effect of change in beginning of year valuation allowance previously allocated to OCI	500	1,255	2,539
Adjustment to prior year alternative minimum tax liability	—	—	(1,034)
Other, net	370	238	42

Total	$(73,110)	$1,217	$834

Under U.S. generally accepted accounting principles, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

In 2008, the Company determined a valuation allowance was necessary, largely based on negative evidence including cumulative losses caused by credit losses in the residential real estate construction portfolio and general uncertainty surrounding future economic and business conditions.

The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. For the year ended December 31, 2011, positive evidence included the Company’s return to profitability, continued improvement in asset quality and credit ratios, the continued reduction in real estate construction and bank and bank holding company loan portfolios that had substantial losses in the past three years and an improving economic environment. Negative evidence included the Company’s cumulative losses from 2009 through 2011, no available taxes paid in open carryback years and no significant tax planning opportunities to accelerate income. Based on the Company’s assessment of all available evidence, management determined that it is more-likely-than-not that the deferred tax asset will be realized. Therefore, at December 31, 2011, the Company released its $73.2 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
	(in thousands)
Deferred Tax Assets:
Loans, principally due to allowance for loan losses	$45,118	$51,788
Federal net operating loss and tax credit carry forwards	24,928	19,247
Other real estate owned and repossessed assets	9,246	10,444
Deferred income, principally net loan origination fees	475	5,136
State taxes net operating loss carry forwards, net	5,829	4,582
Employee benefits	3,978	3,914
Deferred rent	948	1,188
Premises, leasehold improvements and equipment, principally due to differences in depreciation 912	1,703	1,184
Interest expense	3	54
Brokered CD swaps	321	—
Other	774	533
Tax effect of other comprehensive income	—	8,933

Gross deferred tax assets	93,323	107,003
Less: Valuation allowance	—	(92,742)

Net deferred tax assets	93,323	14,261

Deferred Tax Liabilities:
Mark-to-market on loans transferred to portfolio	(25)	(573)
FHLB stock dividends	(817)	(790)
Discount accretion	(188)	(170)
Other	(929)	(1,122)
Tax effect of other comprehensive income	(17,221)	—

Gross deferred tax liabilities	(19,180)	(2,655)

Net deferred tax assets	$74,143	$11,606

At December 31, 2011, the Company had $104.4 million of Illinois State operating loss carry forwards that will begin to expire in 2023. In addition, the Company had a federal operating loss carry forward of $63.6 million that will begin to expire in 2029, a federal tax credit carry forward of $1.3 million that will begin to expire in 2029 and a $1.4 million alternative minimum tax credit carry forward that can be carried forward indefinitely.

As of December 31, 2011, the Company maintained a reserve for unrecognized tax positions of $37,000, compared to a reserve of $90,000 at December 31, 2010.

The Company is no longer subject to examination by federal tax authorities for the years 2004 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years 2007 and prior because the statute of limitations has expired.

10. Notes Payable and Other Advances

Other advances at December 31, 2011 and 2010 consisted of the following:

	Dec. 31, 2011	Dec. 31, 2010
	(in thousands)
Cole Taylor Bank:
FHLB overnight advance, 0.18% matured January 3, 2011	$—	$375,000
FHLB advance – 4.83%, matured February 1, 2011	—	25,000
FHLB advance – 2.29%, matured April 7, 2011	—	25,000
FHLB advance – 0.91%, matured June 1, 2011	—	10,000
FHLB advance – 2.84%, matured July 14, 2011	—	17,500
FHLB overnight advance, 0.13%, due January 3, 2012	185,000	—
FHLB overnight advance, 0.052%, due January 4, 2012	60,000	—
FHLB overnight advance, 0.052%, due January 4, 2012	45,000	—
FHLB overnight advance, 0.052%, due January 4, 2012	20,000	—
FHLB overnight advance, 0.052%, due January 4, 2012	40,000	—
FHLB advance – 1.39%, due January 11, 2012, non-callable	10,000	10,000
FHLB advance – 0.08%, due January 13, 2012, non-callable	25,000	—
FHLB advance – 0.08%, due February 21, 2012, non-callable	200,000	—
FHLB advance – 0.08%, due March 7, 2012, non-callable	100,000	—
FHLB advance – 0.63%, due July 12, 2013, non-callable	20,000	—
FHLB advance – 1.81%, due August 12, 2014, non-callable	25,000	25,000
FHLB advance – 2.03%, due August 12, 2015, non-callable	17,500	17,500

Total other advances	$747,500	$505,000

There were no notes payable outstanding at December 31, 2011 or December 31, 2010.

In 2011, the Company modified the terms of two existing FHLB advances to extend the maturity date and convert the fixed rate to a variable rate. The new instruments were treated as modifications of the old instruments in accordance with ASC Topic 740—Debt. These changes were made to shift funding sources to lower cost alternatives.

The Bank participates in the Federal Reserve Bank’s Borrower In Custody (“BIC”) program. At December 31, 2011 the Bank had pledged $569.2 million of commercial loans as collateral for available $463.3 million borrowing capacity under the BIC program at the FRB. This compares to December 31, 2010 when the Bank had pledged $813.1 million of commercial loans as collateral for available $504.9 million borrowing capacity under the BIC program at the FRB. The Bank had no advances from the FRB at December 31, 2011 or December 31, 2010.

At December 31, 2011, the FHLB advances were collateralized by $782.1 million of investment securities and a blanket lien on $390.8 million of qualified first-mortgage residential, home equity and commercial real estate loans. Based on the value of collateral pledged at December 31, 2011, the Bank had additional borrowing capacity at the FHLB of $277.3 million. In comparison, at December 31, 2010, the FHLB advances were collateralized by $521.6 million of investment securities and a blanket lien on $332.4 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $223.6 million.

11. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2011 and 2010:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2010	$45,369	$41,238
At December 31, 2011	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2010	$44,000	$40,000
At December 31, 2011	44,000	40,000

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

In June 2004, the Company formed TAYC Capital Trust II, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust II used proceeds from the sale of these trust preferred securities, along with proceeds from the purchase of its common equity securities, to invest in the floating rate junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68% and re-prices quarterly on the 17th of September, December, March and June. The interest rate on both the trust preferred securities and the junior subordinated debenture was 3.24% and 2.98% at December 31, 2011 and 2010, respectively.

The Company may redeem all or part of each of the junior subordinated debentures at any time, subject to approval by the Federal Reserve Bank, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. Each of the trust preferred securities is subject to mandatory redemption when the related junior subordinated debentures are paid at maturity or upon any earlier redemption of the debentures. Each of the trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of interest on the junior subordinated debentures related to the trust preferred securities. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over 30 years, or through the maturity dates, to interest expense using the straight-line method. At December 31, 2011, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.1 million and $352,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

In accordance with applicable accounting standards, the Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II. The equity investments in the Trusts of $2.5 million at December 31, 2011 and $2.6 million at December 31, 2010, are reported in other assets on the Consolidated Balance Sheets.

12. Subordinated Notes

The carrying value of subordinated notes at December 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(4,059)	(4,347)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(427)	(455)

Taylor Capital Group subordinated notes, net	33,014	32,698

Cole Taylor Bank:
10% subordinated notes issued September 2008, due September 29, 2016	60,000	60,000
Unamortized discount	(3,366)	(3,863)

Cole Taylor Bank subordinated notes, net	56,634	56,137

Total subordinated notes, net	$89,648	$88,835

On September 24, 2008, the Bank issued $60.0 million of 10% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 10% and will mature on September 29, 2016, but currently can be prepaid at the Bank’s option. The subordinated notes are subordinated unsecured obligations of the Bank and are subordinate to all deposits, purchased funds, and senior indebtedness of the Bank. The notes also contain restrictions on the Bank’s ability to pay dividends to the Company in the event the Bank fails to make any required principal and interest payments. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of any interest on the Bank’s subordinated notes. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments, which represents an aggregate of 900,000 shares of common stock. The warrants will expire on September 29, 2013. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants, totaling $4.7 million at the issuance date of September 24, 2008, net of issuance costs, was credited to surplus in stockholders’ equity on the Company’s Consolidated Balance Sheets. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

On May 28, 2010, the Company issued $33.9 million of 8% subordinated notes. The subordinated notes pay interest quarterly at an annual rate of 8% and will mature on May 28, 2020, but may be prepaid at the Company’s option on or after May 28, 2012. The subordinated notes are subordinated unsecured obligations of the Company and are subordinate to the general creditors of the Company. The notes also contain restrictions on the Company’s ability to pay dividends in the event the Company fails to make any required principal and interest payments. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of any of the interest on the subordinated notes. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, representing an aggregate of 848,450 shares of common stock. The warrants are currently exercisable and will expire on May 28, 2015. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based on their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants, totaling $4.4 million at the issuance date of May 28 2010, net of issuance costs, was credited to surplus in stockholders’ equity on the Company’s Consolidated Balance Sheets. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

On October 21, 2010, the Company issued $3.6 million of 8% subordinated notes which will pay interest quarterly at an annual rate of 8% and will mature on May 28, 2020, but may be prepaid at the Company’s option on or after May 28, 2012. These notes also contain restrictions on the Company’s ability to pay dividends in the event the Company fails to make any required principal and interest payments. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share, representing an aggregate of 89,050 shares of common stock. These warrants are immediately exercisable and will expire on May 28, 2015. The proceeds were allocated between the subordinated notes and the warrants based on their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinate notes over the remaining contractual life of the note. The fair value allocated to the warrants, totaling $420,000 at the issuance date of October 21, 2010, net of issuance costs, was credited to surplus in stockholders’ equity on the Company’s Consolidated Balance Sheets. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

13. Employee Benefit Plans

The Company maintains a 401(k) Plan for its employees. Contributions to the 401(k) Plan are made at the discretion of the Board of Directors, with the exception of certain 401(k) matching of employee contributions. The 401(k) Plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) participants. For the years ended December 31, 2011, 2010 and 2009, contributions paid to the 401(k) Plan were $1.7 million, $1.4 million, and $1.1 million, respectively.

On May 31, 2008, the Company filed a request to terminate a previously established Profit Sharing/Employee Stock Ownership Plan (“ESOP”). The Company received its final determination letter from the IRS on December 14, 2009 allowing the termination of the ESOP. As of December 31, 2009, the ESOP held 290,133 shares of Company common stock and cash totaling $256,000, for a total value of the ESOP (cash plus value of shares on December 31, 2009) of $3.6 million. Participants became fully vested in their accounts when the request was filed. A final valuation was completed in May 2010, and all participants were notified in writing that they were entitled to take their distribution or rollover their account balances. As of December 31, 2010, all distributions had been made.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allow participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets on the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities on the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $2.7 million and $2.6 million at December 31, 2011 and 2010, respectively.

14. Stock-Based Compensation

At the 2011 Annual Meeting held on May 12, 2011, the Company’s stockholders approved the 2011 Incentive Compensation Plan (the “Plan”) which provides for the granting of stock-based compensation awards. The Plan replaced the 2002 Incentive Compensation Plan and increased the total number of shares available for issuance by 1,200,000. Under the Plan, directors, officers and employees selected by the Board of Directors are eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards and performance awards. The Company has only issued nonqualified stock options and restricted stock awards under the Plan. As of December 31, 2011, a total of 1,588,110 shares of common stock were authorized for use in the Plan. The amount of shares available for future grants may increase as any outstanding issuances under the 2002 Plan are either forfeited, terminated or otherwise lapse or expire without the issuance of shares. As of December 31, 2011, 1,600,630 shares were available for future grants, including forfeitures of prior outstanding issuances.

During 2011, the Company recognized $2.6 million of stock-based compensation expense which consisted of $2.2 million related to restricted stock grants and $430,000 related to stock options grants. In comparison, during 2010, the Company recognized $2.2 million of stock-based compensation expense which consisted of $1.6 million for restricted stock grants and $512,000 for stock option grants, while total stock-based compensation expense in 2009 was $2.1 million which consisted of $1.7 million for restricted stock grants and $406,000 for stock option grants.

Stock Options:

The Company is required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s Consolidated Statements of Operations over the requisite service periods using a straight-line method. Since stock-based compensation expense is based on awards ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following is a summary of stock option activity for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	910,103	$16.82
Granted	—	—
Exercised	(1,562)	6.23
Forfeited	(29,823)	7.82
Expired	(62,687)	23.50

Outstanding at December 31, 2011	816,031	16.66	4.8	$844

Exercisable at December 31, 2011	593,195	19.82	4.3

As of December 31, 2011, the total compensation cost related to nonvested stock options that have not yet been recognized totaled $671,000 and the weighted average period over which these costs are expected to be recognized is approximately 2.0 years.

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

Under the United States Department of the Treasury’s (“UST”) Troubled Asset Relief Program (“TARP”), restrictions are placed on the top five most highly compensated employees from receiving incentive compensation, except in restricted stock valued at up to one-third of their total compensation. If granted, the restricted stock may not fully vest for at least two years and until the repayment of TARP, although for every 25% of TARP funds repaid, 25% of the restricted stock may become transferable.

The following table provides information regarding nonvested restricted stock:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2011	538,461	$14.13
Granted	28,452	10.65
Vested	(253,387)	14.57
Forfeited	(6,149)	16.49

Nonvested at December 31, 2011	307,377	$13.40

The fair value of restricted stock awards that vested during 2011 was $2.5 million, compared to $438,000 and $1.3 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.6 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.6 years.

Valuation Information:

The Company uses the modified Black-Scholes option-pricing model (“Black-Scholes model”) for determining the fair value of stock options issued to employees and directors. The determination of the fair value of stock-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The assumptions include the risk-free interest rate at grant date, expected stock price volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. The expected volatility input into the model takes into account the historical volatility of the Company’s common stock or the expected term of the option. The expected dividend yield assumption is based upon the Company’s historical dividend payout, if any, determined at the date of grant. In addition, the Company used the methodology outlined in the Securities and Exchange Commission’s Staff Accounting

Bulletin No. 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award.

The following are the assumptions used to determine the weighted average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended December 31,
	2011*	2010	2009
Grant date fair value per share	$—	$4.44	$3.03
Significant assumptions:
Risk-free interest rate at grant date	*	2.59%	2.61%
Expected stock price volatility	*	55.00%	52.00%
Expected dividend payout	*	0.00%	0.00%
Expected option life, in years	*	5.25	5.25

*	There were no grants issued during 2011.

15. Stockholders’ Equity

At both December 31, 2011 and 2010, the Company’s authorized capital stock was 55 million shares, consisting of 45 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share. In September 2008, the Company designated and issued 2.4 million preferred shares as 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A (“Series A Preferred”) which was exchanged for 7,200,000 shares of common stock in May 2010. In November 2008, the Company designated and issued 104,823 shares of preferred stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”). In May 2010, the Company designated and issued 1,276,480 shares of preferred stock as 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C (“Series C Preferred”) which was converted to 3,517,887 shares of common stock in December 2011. In October 2010, the Company designated and issued 405,330 preferred shares as Nonvoting, Convertible Preferred Stock, Series D (“Series D Preferred”). In October 2010, the Company also designated and issued 223,520 preferred shares of 8% Nonvoting Non-Cumulative Convertible Perpetual Preferred stock, Series E (“Series E Preferred”) which was converted to 616,020 shares of Non-Voting, Convertible Preferred Stock, Series G (“Series G Preferred”) in December 2011. In March 2011, the Company designated and issued 1,000,000 shares of preferred stock as 8% Non-Cumulative, Nonvoting, Contingent Convertible Preferred Stock, Series F (“Series F Preferred”) and designated 1,350,000 shares of preferred stock as Series G Preferred. The Series F Preferred was immediately converted to 2,280,000 shares of common stock and 220,000 shares of Series G Preferred. In December 2011, the Company issued an additional 616,020 shares of Series G Preferred on conversion of the Series E Preferred. The Company has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of any dividends on its preferred stock.

Common Stock:

The holders of outstanding shares of common stock and any participating securities (as defined by the certificate of designation) are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company’s Board of Directors may determine. The terms of the Series B Preferred require the Company to obtain consent, under certain circumstances, before paying common dividends. The terms of the junior subordinated debentures and subordinated notes place defined restrictions on the Company’s ability to pay common dividends in the event of deferral of the payment of interest or dividends on those securities. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

In November 2011, the Company launched a rights offering that involved the distribution, at no charge, to holders of the Company’s common stock, Series C Preferred, Series D Preferred, Series E Preferred, Series G Preferred and certain warrants to purchase common stock of nontransferable subscription rights to purchase a total of 4,424,778 shares of the Company’s common stock or a nonvoting common stock equivalent. Each subscription right entitled the holder to purchase 0.1671 shares of common stock or a non-voting common stock equivalent at the purchase price of $7.91 per share. The rights offering expired on December 14, 2011. The rights offering was fully subscribed and 4,424,761 shares of common stock were issued with total gross proceeds to the Company of $35.0 million.

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

Series A Preferred: In May 2010, the Company completed an exchange offering in which all of its outstanding shares of Series A Preferred were exchanged for 7,200,000 shares of common stock that included 1,200,000 shares as an inducement to exchange the Series A Preferred for common shares. The $15.8 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series A Preferred and resulted in no net impact on total stockholders’ equity. This non-cash dividend was a deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted loss per common share. After the payment of the regular quarterly dividend of $1.2 million on April 15, 2010, the Company did not declare or pay any further dividends on the Series A Preferred. This compares to the period ended December 31, 2009, when the Company declared and paid dividends on Series A Preferred in the amount of $4.8 million.

Series B Preferred: In November 2008, as part of the UST TARP Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (“Purchase Agreement”) with the UST, pursuant to which the Company sold, for an aggregate purchase price of $104.8 million, 104,823 shares of Series B Preferred, with a purchase price and liquidation preference of $1,000 per share, and warrants to purchase 1,462,647 shares of the Company’s common stock.

The total proceeds received of $104.8 million were allocated to the Series B Preferred and the warrants based upon their relative fair values. The fair values allocated to the Series B Preferred and warrants upon issuance were $96.6 million and $8.2 million, respectively. The Series B Preferred is recorded on the Company’s Consolidated Balance Sheets at the aggregate liquidation amount less the discount created by the allocation of a portion of the proceeds to the warrants. At December 31, 2011, the recorded balance of the Series B Preferred was $102.0 million, which is equal to the liquidation amount, net of unamortized discount of $3.6 million plus accumulated but undeclared dividends of $670,000. This compares to December 31, 2010 when the recorded balance of the Series B Preferred was $100.4 million, which was equal to the liquidation amount, net of unamortized discount of $5.1 million plus accumulated but undeclared dividends of $670,000. The discount on the Series B Preferred is being accreted as a dividend yield adjustment over five years, the period that the Company expects the Series B Preferred to remain outstanding. During 2011, the total discount accreted as a non-cash dividend was $1.7 million compared to $1.5 million during 2010. The discount amortization decreased net income applicable to common stockholders and the earnings per common share during 2011 and increased the net loss applicable to common stockholders and the net loss per common share during 2010.

The Series B Preferred qualifies as Tier 1 capital for regulatory capital purposes and pays cumulative compounding dividends at a rate of 5% per year until November 21, 2013, and 9% per year thereafter. During 2011 and 2010, the Company declared and paid dividends on the Series B Preferred in the amount of $5.2 million per year.

The Company’s Third Amended and Restated Certificate of Incorporation, as amended by the certificate of designations for the Series B Preferred (as amended, the “Charter”), provided that the Company may not redeem the Series B Preferred prior to November 21, 2011, except with proceeds from the sale of equity securities of the Company that qualify as Tier 1 capital at the time of issuance. Since November 21, 2011, the Company may redeem shares of the Series B Preferred for the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

In February 2009, subsequent to the issuance of the Series B Preferred, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Among other things, the ARRA provided that the Secretary of Treasury, after consultation with the appropriate federal banking agency, will permit any recipient of TARP funds to repay such funds without regard to the source of the funds or any waiting period. Furthermore, if such assistance has been repaid, the Secretary of Treasury shall liquidate any associated warrants at the current market value.

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

Series C Preferred: In December 2011, the Company completed the conversion of all of its outstanding shares of Series C Preferred into 3,517,887 shares of common stock that included 919,249 shares issued in accordance with the amended terms of the stock, which were in addition to the number of shares to be issued upon such a conversion according to the original terms of the stock. The $8.9 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series C Preferred and resulted in no net impact on total stockholders’ equity. This non-cash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted earnings per common share. Excluding the implied noncash dividend, the dividends declared and paid for the period ended December 31, 2011 totaled $1.9 million and were paid in 235,869 shares of common stock. This compares to the period ended December 31, 2010, when the Company declared and paid cash dividends on Series C Preferred in the amount of $1.6 million.

Series D Preferred: In October 2010, the Company issued a total of 405,330 shares of Series D Preferred, in exchange for 405,330 shares of common stock held by certain investors. The Series D Preferred participates in any dividends paid to holders of the Company’s common stock. Each share of Series D Preferred will be automatically converted into one share of common stock immediately on any Widely Dispersed Offering or Conversion Event, (as defined in the Certificate of Designation), establishing the Series D Preferred.

The holders of Series D Preferred are entitled to notice of all stockholder meetings at which all holders of common stock shall be entitled to vote, but the Series D Preferred holders shall not be entitled to vote on any matter presented to the stockholders of the Company unless required by law.

In the event of any reorganization, reclassification, consolidation, merger or sale of the Company, each holder of the Series D Preferred shall be treated the same as each holder of common stock. In the event that holders of common stock have the option to elect the form of consideration to be received, holders of Series D Preferred shall have the same election privileges. In all cases, if any of the securities otherwise receivable are “voting securities” for bank regulatory purposes, each Series D Preferred holder shall have the right to elect to receive “nonvoting securities” in lieu of voting securities.

Series E Preferred: In December 2011, the Company completed the conversion of all of its outstanding Series E Preferred were converted into 616,020 shares of Series G Preferred that included 160,972 shares issued in accordance with the amended terms of such stock, which were in addition to the number of shares to be issued upon such a conversion according to the original terms of the stock. The $1.6 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series E Preferred and resulted in no net impact on total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations and was considered in the determination of basic and diluted earnings per common share. Excluding the implied noncash dividend, the dividends declared and paid for the period ended December 31, 2011 totaled $335,000 and were paid in 41,324 shares of Series G Preferred. This compares to the period ended December 31, 2010, when the Company declared and paid cash dividends on Series E Preferred in the amount of $103,000.

Series F Preferred: In connection with a private placement in March 2011, the Company issued 1,000,000 shares of Series F Preferred with a purchase price and liquidation preference of $25.00 per share. After stockholder approval was obtained at a special meeting of the Company’s stockholders held on March 29, 2011, all shares of the Series F Preferred were converted into an aggregate of 2,280,000 shares of the Company’s common stock and 220,000 shares of the Company’s Series G Preferred at a conversion price of $10.00 per share.

Series G Preferred: In connection with a private placement in March 2011, the Company designated for issuance 1,350,000 shares of Series G Preferred. After stockholder approval was obtained at a special meeting of the Company’s stockholders held on March 29, 2011, the shares of Series F Preferred held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Funds”) were converted into 220,000 shares of Series G Preferred at a conversion price of $10.00 per share. In December 2011, the Company completed the conversion of all of its outstanding shares of Series E Preferred into 616,020 shares of Series G Preferred.

The Series G Preferred participates in any dividends paid to holders of the Company’s common stock. Each share of Series G Preferred will be automatically converted into one share of common stock immediately on any Widely Dispersed Offering or Conversion Event (as defined in the Certificate of Designation establishing the Series G Preferred). The holders of Series G Preferred are entitled to notice of all stockholder meetings at which all holders of common stock shall be entitled to vote, but the Series G Preferred holders shall not be entitled to vote on any matter presented to the stockholders of the Company.

In the event of any reorganization, reclassification, consolidation, merger or sale of the Company, each holder of the Series G Preferred shall be treated the same as each holder of common stock. In the event that holders of common stock have the option to elect the form of consideration to be received, holders of Series G Preferred shall have the same election privileges. In all cases, if any of the securities otherwise receivable are “voting securities” for bank regulatory purposes, each Series G Preferred holder shall have the right to elect to receive “nonvoting securities” in lieu of voting securities.

Warrants to Purchase Common Stock:

At December 31, 2011, an aggregate of 3,847,918 warrants were issued and outstanding to purchase shares of the Company’s common stock. The warrants were issued in five different transactions as follows:

	Warrants issued	Warrants outstanding at Dec. 31, 2011	Exercise price	Date exercisable	Expiration date
Warrant:
FIC warrants	500,000	500,000	$20.00	Sept. 29, 2008	Sept. 29, 2018
Detachable warrants issued with Cole Taylor Bank subordinated notes	900,000	900,000	$10.00	Mar. 29, 2009	Sept. 29, 2013
Detachable warrants issued with Taylor Capital Group subordinated notes	848,450	848,450	$12.28	Nov. 24, 2010	May 28, 2015
Detachable warrants issued with Taylor Capital Group subordinated notes	89,050	89,050	$12.28	Oct. 21, 2010	May 28, 2015
Series B Preferred warrants	1,510,418	1,510,418	$10.41	Nov. 21, 2008	Nov. 21, 2018

Total	3,847,918	3,847,918

On September 29, 2008, the Company issued Financial Investments Corporation (“FIC”) warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The FIC warrants are not transferable or assignable after their initial issuance, and are exercisable at any time up to the September 29, 2018 expiration date. As of December 31, 2011, no warrants had been exercised.

In connection with the issuance by the Bank of $60 million of subordinated notes in September 2008, the Company issued detachable warrants to purchase an aggregate amount of 900,000 shares of the Company’s common stock. The exercise price of the warrants is $10.00 and the warrants became exercisable on March 29, 2009 and expire on September 29, 2013. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value of the warrants of $4.7 million was credited to surplus resulting in an increase in stockholders’ equity. As of December 31, 2011, no warrants had been exercised.

In connection with the issuance by the Company of $33.9 million of subordinated notes in May 2010, the Company issued detachable warrants to purchase an aggregate amount of 848,450 shares of the Company’s common stock. The exercise price of the warrants is $12.28 and the warrants became exercisable on November 24, 2010 and expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $4.4 million at the issuance date of May 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. As of December 31, 2011, no warrants had been exercised.

In connection with the issuance by the Company of $3.6 million of subordinated notes in October 2010, the Company issued detachable warrants to purchase an aggregate amount of 89,050 shares of the Company’s common stock. The exercise price of the warrants is $12.28 and the warrants are exercisable immediately after issuance and expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $420,000 at the issuance date of October 21, 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. As of December 31, 2011, no warrants had been exercised.

In connection with the Series B Preferred offering in November 2008, the Company issued to the Treasury a warrant to purchase 1,462,647 shares of the Company’s common stock. This warrant has a 10-year term and was immediately exercisable upon its issuance, with an initial exercise price, subject to anti-dilution adjustments, equal to $10.75 per share of the common stock. The warrant is not subject to any contractual restrictions on transfer. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. As a result of the issuance of the subscription rights in the Company’s rights offering in November 2011, the TARP warrant required anti-dilution adjustments as defined in the original warrant. This adjustment caused the number of shares that can be purchased under the warrant to increase to 1,510,418 at the reduced exercise price of $10.41. As of December 31, 2011, no warrants had been exercised.

16. Regulatory Disclosures

The Company and the Bank are subject to various capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets (as all terms are defined by regulation). As of

December 31, 2011 and 2010, the Bank was considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2011, there were no conditions or events that management believes would have changed the Bank’s status as well-capitalized. During 2011, the Company contributed an additional $25.0 million of capital to the Bank to further strengthen its regulatory capital.

The Company’s and the Bank’s actual and required capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42	>281,220	>8.00	>351,526	>10.00
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$394,630	11.22%	>$140,683	>4.00%	>$211,025	>6.00%
Cole Taylor Bank	381,563	10.85	>140,610	>4.00	>210,915	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$394,630	8.84%	>$178,661	>4.00%	>$223,327	>5.00%
Cole Taylor Bank	381,563	8.53	>178,946	>4.00	>223,683	>5.00

As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$448,389	12.98%	>$276,381	>8.00%	>$345,476	>10.00%
Cole Taylor Bank	414,423	12.04	>275,401	>8.00	>344,252	>10.00
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$308,397	8.93%	>$138,190	>4.00%	>$207,286	>6.00%
Cole Taylor Bank	314,182	9.13	>137,701	>4.00	>206,551	>6.00
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	$308,397	6.89%	>$178,971	>4.00%	>$223,714	>5.00%
Cole Taylor Bank	314,182	7.05	>178,270	>4.00	>222,838	>5.00

The Bank is also subject to dividend restrictions set forth by regulatory authorities. Because of the net losses in past periods, as of December 31, 2011, the Bank could not declare and pay dividends to the Company without notifying the appropriate regulatory authorities. Payment of any such dividends would also be subject to the Bank remaining in compliance with all applicable capital ratios.

17. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term non-cancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2011, 2010 and 2009 was approximately $5.2 million, $5.2 million, and $4.8 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2011 are as follows:

Year	Amount
(in thousands)
2012	$4,550
2013	4,651
2014	4,385
2015	3,929
2016	4,012
Thereafter	18,155

Total	$39,682

Financial Instruments with Off-Balance Sheet Risks:

At times, the Company is party to various financial instruments with off-balance sheet risks. The Company uses these financial instruments in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and financial guarantees, such as financial and performance standby letters of credit. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

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

At December 31, 2011 and 2010, the contractual amounts were as follows:

	2011	2010
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$874,820	$905,485
Financial guarantees:
Financial standby letters of credit	70,151	53,778
Performance standby letters of credit	6,918	14,135

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts. Historically, available commitment amounts are not always drawn. Therefore, the total commitment amounts do not usually represent the actual future funding requirements.

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2011 and 2010, the Company had established a reserve of $4.4 million and $5.4 million, respectively, for unfunded commitments because it was probable that a liability had been incurred by the Company under standby letters of credit that have not yet been funded. The Company had $4.4 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2011.

18. Derivative Financial Instruments

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company uses interest rate exchange agreements, callable interest rate exchange agreements and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, cash flows related to FHLB advances and repurchase agreements, and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

An interest rate exchange agreement (or swap) is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. Under an interest rate floor agreement, in the event a specified floating-rate index decreases below a predetermined interest rate floor level, the Company will receive an amount, from the counterparty, equal to the difference between the floor level and the current floating-rate index computed based on the notional amount. In an interest rate collar agreement, a predetermined floor and ceiling interest rate level are set with the counterparty. If the specified floating-rate index decreases below the interest rate floor level, the Company will receive an amount equal to the difference between the floor level and the current floating-rate index, computed based on the notional amount. If the specified floating-rate index increases above the interest rate ceiling level, the Company will pay an amount equal to the difference between the current floating-rate index and the ceiling level, computed based on the notional amounts. An interest rate corridor is an agreement in which one party pays an upfront premium to a second party in exchange for future interest payments based on a notional principal amount and the level of a floating-rate index relative to the pre-determined lower and upper bounds of the interest rate corridor. The net effect of the interest rate corridor, when combined with a floating-rate liability, is to lock in a fixed funding cost when the floating-rate index is between the lower and upper bounds of the interest rate corridor. For all types of these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor or collar payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

The following tables describe the derivative instruments outstanding as of the dates indicated (dollars in thousands):

	As of December 31, 2011
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps – pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	Other assets/ Noninterest income	$5,027
Callable brokered CD interest rate swaps – pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	Other assets/ Noninterest income	1,176

Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	Other assets/OCI	111

Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap – pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	Wtd. avg 3.3 yrs	Other liabilities/ Noninterest income	(19,505)
Customer interest rate swap – receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	Wtd. avg 3.3 yrs	Other assets/ Noninterest income	19,010
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	Wtd. avg. 9.8 yrs	Other assets/ Noninterest income	489
Interest rate lock commitments	369,961	NA	0.1 yrs	Other assets/ Noninterest income	4,706
Forward loan sale commitments	352,633	NA	0.1 yrs	Other assets/ Noninterest income	(5,296)

Total non-hedging derivative instruments	1,571,304

Total derivative instruments	$1,893,224

	As of December 31, 2010
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps – pay variable/receive fixed	$57,862	Receive 2.74% Pay 0.371%	4.5 yrs	Other assets/ Noninterest income	$1,714
Cash flow hedging derivative instruments:
Interest rate corridors	300,000	0.29%-1.29%	1.6 yrs	Other assets/OCI	1,127

Total hedging derivative instruments	357,862
Non-hedging derivative instruments:
Customer interest rate swap – pay fixed/receive variable	232,342	Pay 3.67% Receive 0.447%	Wtd. avg 2.6 yrs	Other liabilities/ Noninterest income	(11,630)
Customer interest rate swap – receive fixed/pay variable	232,342	Receive 3.67% Pay 0.447%	Wtd. avg 2.6 yrs	Other assets/ Noninterest income	11,404
Interest rate lock commitments	129,015	NA	0.1 yrs	Other assets/ Noninterest income	438
Forward loan sale commitments	168,758	NA	0.1 yrs	Other assets/ Noninterest income	3,611

Total non-hedging derivative instruments	762,457

Total derivative instruments	$1,120,319

Derivative Instruments Designated as Hedges:

The Company had derivative instruments with a notional amount of $106.9 million at December 31, 2011, which were designated as fair value hedges against the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $89,000 for the year ended December 31, 2011 and was recorded in noninterest income.

The Company had derivative instruments with a notional amount of $60.0 million at December 31, 2011, which were designated as fair value hedges against the interest rate risk inherent in certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $292,000 for the year ended December 31, 2011 and was recorded in noninterest income.

The Company had $155.0 million of notional amount interest rate corridors at December 31, 2011, which were designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. There was no ineffectiveness on the interest rate corridors for the year ended December 31, 2011.

Non-hedging Derivative Instruments:

In order to accommodate customer borrowing needs, the Company enters into interest rate swap agreements with customers. At the same time, in order to offset the exposure and manage interest rate risk, the Company enters into an interest rate swap with a different counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in fair value of these instruments, as well as any net cash settlements and upfront customer fees, are recognized in noninterest income as other derivative income or expense. As of December 31, 2011 and 2010, the Company had notional amounts of $413.1 million and $232.3 million, respectively, of interest rate swaps with customers where the Company has agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of December 31, 2011 and 2010, the Company has offsetting interest rate swaps with other counterparties with a notional amount of $413.1 million and $232.3 million, respectively, in which the Company has agreed to receive a variable interest rate and pay a fixed interest rate.

The Company enters into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the mortgage services rights asset. At December 31, 2011, the Company had a notional amount of $22.5 million of interest rate swaps. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company also enters into interest rate lock and forward loan sale commitments as a part of Cole Taylor Mortgage’s origination business. At December 31, 2011, the Company had notional amounts of $370.0 million of interest rate lock commitments and $352.6 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of December 31, 2011 or December 31, 2010. In 2011, $178,000 of premium related to covered call options was recognized in noninterest income. No covered call options were entered into in 2010 and, therefore, there was no impact on the Company’s Statement of Operations.

Terminated Derivative Instruments:

In January 2009, the Company terminated a $100.0 million notional amount interest rate swap that was not designated as an accounting hedge. The Company discontinued hedge accounting in December 2008 when it determined that this hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in OCI (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to this period, was recorded in other derivative income in noninterest income and totaled $394,000. This derivative was terminated in January 2009 and the Company received a cash payment $6.6 million, which represented the fair value of the swap at the date of termination. At December 31, 2011 the net settlement had been completely amortized and there is no longer any amount remaining in accumulated OCI. This compares to December 31, 2010 when the Company had $761,000 in accumulated OCI related to previously terminated cash flow hedges. The amount in accumulated OCI represented the net unamortized portion of the deferred gain that had accumulated in OCI when the hedging relationship was terminated. During 2011 and 2010, $1.2 million and $3.2 million of deferred gains from previously terminated cash flow hedges were amortized as a net increase to loan interest income.

Hedges with the notional amount of $145.0 million were terminated in 2011, with net termination fees of $896,000 recognized in noninterest income for the year ended December 31, 2011. These hedges were terminated because the transaction which they hedged was no longer forecast to occur.

19. Fair Value Measurement

On January 1, 2010, the Company elected to account for held for sale residential mortgage loans originated by Cole Taylor Mortgage at fair value under the fair value option in accordance with ASC 825—Financial Instruments. When the Company began to retain mortgage servicing rights (“MSR”) in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.

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

The Company used the following methods and significant assumptions to estimate fair values:

Available for sale investment securities:

The Company obtains fair value measurements from an independent pricing service, when available. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. The fair value measurements are compared to another independent source on a quarterly basis to review for reasonableness. In addition, the Company reviews the third party valuation methodology on a periodic basis. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not have fair value measurements available for a security, the Company has set the fair value to equal the present value of the expected cash flows. The Company has determined that these valuations are classified in Level 3 of the fair value hierarchy.

The Company does not have subprime loans in its mortgage related investment securities portfolio. As of December 31, 2011, the Company had $1.19 billion of mortgage related investment securities which consisted of mortgage-backed securities and collateralized mortgage obligations. Of the total mortgage related investment securities, $1.18 billion, or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac. In comparison, of the $1.16 billion of mortgage related investment securities at December 31, 2010, $1.15 billion, or 99.4%, were issued by government sponsored enterprises. The mortgage related portfolio also includes $4.9 million of private-label mortgage related securities at December 31, 2011 that has received heightened monitoring because the Company believes the fair values of these securities have been impacted by illiquidity in the market place. While none of these securities contain subprime mortgage loans, the portfolio does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. While the fair value of these securities has been impacted by market illiquidity, the Company does not modify the fair value determined by the independent pricing service, but takes additional steps to review for other-than-temporary impairment. See Note 3 –”Investment Securities” for additional details of the evaluation of other-than-temporary impairment.

Loans held for sale:

At December 31, 2011, loans held for sale included $186.0 million of residential mortgage loans, that were originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.

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

Loans:

The Company does not record loans at their fair value on a recurring basis except for $5.1 million of mortgage loans originated by Cole Taylor Mortgage and later transferred to the Company’s portfolio. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. At December 31, 2011, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, a portion, but not all, of the Company’s impaired loans are classified in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the impaired loan as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon management’s assessment of the liquidation value of collateral, the Company classifies the impaired loan as nonrecurring Level 3 in the fair value hierarchy.

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

Derivatives:

The Company has determined that its derivative instrument valuations, except for the mortgage derivatives which are discussed separately, are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts and guarantees.

Mortgage derivatives:

Mortgage derivatives include interest rate swaps hedging mortgage servicing rights, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps used to hedge mortgage servicing rights is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts and guarantees. The fair value of forward loan sale commitments is based upon quoted prices for similar assets in active market that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based upon unobservable inputs that reflects management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Mortgage servicing rights:

The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Balance Sheets. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with a third party. Discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,175,380	$—	$1,174,561	$819
Loans	5,124	—	5,124	—
Loans held for sale, at fair value	185,984	—	185,984	—
Assets held in employee deferred compensation plans	2,688	2,688	—	—
Derivative instruments	25,324	—	25,324	—
Mortgage derivative instruments	5,195	—	489	4,706
Mortgage servicing rights	8,742	—	—	8,742

Liabilities:
Derivative instruments	19,505	—	19,505	—
Mortgage derivative instruments	5,296	—	5,296	—

	00000000	00000000	00000000	00000000
	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities*	$1,153,487	$—	$1,152,107	$1,380
Loans held for sale, at fair value	259,020	—	259,020	—
Assets held in employee deferred compensation plans	2,575	2,575	—	—
Derivative instruments	14,245	—	14,245	—
Mortgage derivative instruments	4,049	—	3,611	438

Liabilities:
Derivative instruments	11,630	—	11,630	—

*	The fair value for certain available for sale investment securities for which the Company’s independent pricing service does not have a fair value measurement was previously included in Level 2 of the fair value hierarchy. This disclosure has been modified to reflect these securities in Level 3.

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the year ended December 31, 2011 and 2010 (including the change in fair value) for investment securities on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$1,380	$2,050
Purchases	—	—
Maturities	(180)	(600)
Changes in assumptions	(381)	(70)

Fair value at period end	$819	$1,380

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the year ended December 31, 2011 and 2010 (including the change in fair value) for mortgage derivative instruments measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$438	$—
Mortgage derivative instruments gain, net	4,268	438

Fair value at period end	$4,706	$438

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the year ended December 31, 2011 (including the change in fair value) for mortgage servicing rights measured on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

For the Year Ended December 31 2011
(in thousands)
Beginning balance	$—
MSR purchases	2,663
MSR originations	5,943
Change in assumptions	499
Other changes	(363)

Fair value at period end	$8,742

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets generally consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value.

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held to maturity securities	$111,054	$—	$111,054	$—
Loans	47,415	—	31,400	16,015
OREO and repossessed assets	28,782	—	—	28,782

	As of December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held to maturity securities	$101,751	$—	$101,751	$—
Loans	76,546	—	51,100	25,446
OREO and repossessed assets	25,590	—	4,521	21,069

At December 31, 2011, the Company had $16.0 million of impaired loans and $28.8 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The change in Level 3 carrying value of impaired loans during the year ended December 31, 2011 represents payments or net chargeoffs of $23.8 million, four additional impaired loans with fair value of $14.4 million and the related charge to earnings of $1.9 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the year ended December 31, 2011 included $13.1 million of new additions, $4.1 million of transfers from Level 2 and $9.6 million of sales/settlements and writedowns.

At December 31, 2010, the Company had $25.4 million of impaired loans and $21.1 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The change in Level 3 carrying value of impaired loans represents sales, payments or net chargeoffs of $11.4 million, nine additional impaired loans with fair value of $21.2 million and the related charge to earnings of $32.0 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the year ended December 31, 2010 included $25.2 million of additions, $14.5 million of sales/settlements and writedowns.

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

Loans Held For Sale:

For residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets. For commercial loans held for sale, the fair value has been determined based upon the estimated net contracted sales prices, less cost to sell.

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

Investment in FHLB and FRB Stock:

The fair value of investments in FHLB and Federal Reserve Bank stock equals its book value as these stocks can only be sold back to the FHLB, Federal Reserve Bank, or other member banks at their par value per share.

Accrued Interest Receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivative Financial Instruments:

The carrying amount and fair value of derivative financial instruments, such as interest rate swaps, floors, collars, and corridors are based on independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees.

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

Deposit Liabilities:

Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value would be utilized as an estimate of fair value. Fair values of deposits without stated maturities equal the respective amounts due on demand.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$121,164	$121,164	$81,329	$81,329
Available for sale investments	1,175,380	1,175,380	1,153,487	1,153,487
Held to maturity investments	104,296	111,054	100,990	101,751
Loans held for sale	185,984	185,984	259,020	259,020
Loans, net of allowance	2,824,555	2,825,765	2,710,770	2,704,051
Investment in FHLB and FRB stock	56,781	56,781	40,032	40,032
Accrued interest receivable	15,472	15,472	15,707	15,707
Derivative financial instruments	30,519	30,519	18,294	18,294
Other assets	2,688	2,688	2,575	2,575

Total financial assets	$4,516,839	$4,524,807	$4,382,204	$4,376,246

Financial Liabilities:
Deposits without stated maturities	$1,823,227	$1,823,227	$1,509,151	$1,509,151
Deposits with stated maturities	1,299,984	1,312,956	1,517,755	1,540,863
Other borrowings	168,133	170,195	511,008	520,202
Notes payable and other advances	747,500	749,764	505,000	507,607
Accrued interest payable	5,741	5,741	8,318	8,318
Derivative financial instruments	24,801	24,801	11,630	11,630
Junior subordinated debentures	86,607	56,298	86,607	62,254
Subordinated notes, net	89,648	88,849	88,835	82,649

Total financial liabilities	$4,245,641	$4,231,831	$4,238,304	$4,242,674

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,368	$4,368	$5,417	$5,417
Standby letters of credit	277	277	348	348

Total off-balance-sheet financial instruments	$4,645	$4,645	$5,765	$5,765

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

21. Parent Company Only Financial Statements

Summarized financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Deposits with bank subsidiary	$45,018	$23,106
Investment in bank subsidiary	463,812	291,684
Investment in non-bank subsidiaries	2,610	2,611
Other assets	18,458	12,048

Total assets	$529,898	$329,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$749	$1,343
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	33,014	32,698
Stockholders’ equity	409,528	208,801

Total liabilities and stockholders’ equity	$529,898	$329,449

STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Income:
Interest on deposits with subsidiary bank	$189	$560	$896
Dividends from non-bank subsidiary	171	171	180

Total income	360	731	1,076

Expenses:
Interest	9,177	7,807	6,610
Salaries and employee benefits	63	87	139
Legal fees, net	406	234	410
Other	2,364	1,706	1,693

Total expenses	12,010	9,834	8,852

Loss before income taxes and equity in undistributed net loss of subsidiaries	(11,650)	(9,103)	(7,776)
Income tax benefit	12,189	3	204
Equity in undistributed net income (loss) of subsidiaries	90,576	(44,723)	(23,978)

Net income (loss)	$91,115	$(53,823)	$(31,550)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$91,115	$(53,823)	$(31,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	63	87	130
Equity in undistributed net (income) loss of subsidiary	(90,576)	44,723	23,978
Gain on sale of other real estate	(119)	(338)	—
Other, net	—	—	(16)
Changes in assets and liabilities:
Deferred taxes	(12,017)	—	—
Other assets	156	(450)	3,289
Other liabilities	463	652	(1,063)

Net cash used in operating activities	(10,915)	(9,149)	(5,232)

Cash flows from investing activities:
Capital contributed to subsidiary bank	(25,000)	(60,000)	(15,000)
Purchase of foreclosed property	—	(11,117)	—
Proceeds from sale of foreclosed property	5,289	4,498	—
Other, net	281	57	(178)

Net cash used in investing activities	(19,430)	(66,562)	(15,178)

Cash flows from financing activities:
Repayments of notes payable	—	(12,000)	—
Dividends paid	(5,983)	(8,613)	(10,166)
Net proceeds from the issuance of warrants	81	—	—
Net proceeds from the issuance of preferred stock	24,350	36,245	(27)
Net proceeds from the issuance of common stock	33,800	(21)	—
Net proceeds from the issuance of subordinated notes	—	37,322	—
Proceeds from the exercise of employee stock options	9	5	—

Net cash provided by (used in) financing activities	52,257	52,938	(10,193)

Net increase (decrease) in cash and cash equivalents	21,912	(22,773)	(30,603)
Cash and cash equivalents, beginning of year	23,106	45,879	76,482

Cash and cash equivalents, end of year	$45,018	$23,106	$45,879

22. Other Comprehensive Income (Loss)

The following table presents other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009:

	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Year ended December 31, 2009:
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$11,666	$(6,157)	$5,509
Less: reclassification adjustment for gains included in net income (loss)	(17,595)	6,971	(10,624)

Change in unrealized gains and losses on available for sale securities	(5,929)	814	(5,115)
Change in deferred gains and losses from termination of cash flow hedging instruments	(6,404)	2,539	(3,865)

Other comprehensive loss	$(12,333)	$3,353	$(8,980)

Year ended December 31, 2010:
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$7,558	$(9,521)	$(1,963)
Less: reclassification adjustment for gains included in net income (loss)	(41,376)	16,393	(24,983)

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(33,818)	6,872	(26,946)
Changes in deferred loss on investments transferred to held to maturity from available for sale	(456)	181	(275)
Change in net unrealized loss from cash flow hedging instruments	(2,888)	819	(2,069)
Changes in deferred gains and losses from termination of cash flow hedging instruments	(3,159)	1,255	(1,904)

Other comprehensive loss	$(40,321)	$9,127	$(31,194)

Year ended December 31, 2011:
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$69,090	$(13,003)	$56,087
Less: reclassification adjustment for gains included in net income (loss)	(4,944)	2,026	(2,918)

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	64,146	(10,977)	53,169
Changes in deferred loss on investments transferred to held to maturity from available for sale	169	(66)	103
Unrealized loss from cash flow hedging instruments:
Change in unrealized loss from cash flow hedging instruments	1,189	(219)	970
Less: reclassification adjustment for loss included in net income (loss)	896	(367)	529

Change in net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	2,085	(586)	1,499
Changes in deferred gains and losses from termination of cash flow hedging instruments	(1,260)	499	(761)

Other comprehensive income	$65,140	$(11,130)	$54,010

The tax effects of changes in the beginning of the year deferred tax asset valuation allowance solely attributable to identifiable events recorded in OCI, primarily changes in unrealized gains on the available for sale investment portfolio, were allocated to OCI in accordance with U.S. generally accepted accounting principles.

In 2011, certain interest rate corridors were terminated with net termination fees of $896,000 reclassified out of OCI and recognized in noninterest income.

23. Earnings Per Share

Earnings per share are calculated using the two-class method. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as unvested restricted stock and preferred participating stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock, and preferred stock that can be converted into shares of common stock. Dilutive earnings per share are calculated by dividing undistributed earnings allocated to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of common stock equivalents outstanding, provided those common stock equivalents are dilutive. Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share in periods in which the effect would reduce the loss per share or increase the income per share (i.e., when the common stock equivalents are antidilutive.) To the extent there is an undistributed loss for the period, that loss is allocated entirely to the weighted average number of common shares as the participating security holders have no contractual obligation to share in losses.

For the year ended December 31, 2011, common stock equivalents included in the calculation of diluted earnings per share were 25,002 stock options outstanding to purchase shares of common stock. Weighted-average common stock equivalents that were considered antidilutive and were not included in the calculation of diluted earnings per share at December 31, 2011 were 615,031 stock options outstanding to purchase shares of common stock, 3,805,513 warrants to purchase shares of common stock and 2,598,427 shares of convertible Series C Preferred and Series F Preferred.

Due to the net loss for the years ended December 31, 2010 and 2009, all common stock equivalents were considered antidilutive and were not included in the computation of basic or diluted earnings per share. At December 31, 2010, actual common stock equivalents consisted of 910,103 stock options outstanding to purchase shares of common stock, 3,800,147 warrants to purchase shares of common stock, convertible Series C preferred stock which could be converted into 2,598,697 shares of common, convertible Series D preferred stock which could be converted into 405,330 shares of common stock and convertible Series E preferred stock which could be converted into 455,049 shares of common stock. At December 31, 2009, actual common stock equivalents consisted of 813,099 stock options outstanding to purchase shares of common stock, 2,862,647 warrants to purchase shares of common stock, and the convertible Series A preferred stock which could be converted into 6,000,000 shares of common stock.

The following table provides earnings per share calculation details for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share amounts)
Net income (loss)	$91,115	$(53,823)	$(31,550)
Preferred dividends and discounts	(9,145)	(9,699)	(11,483)
Implied noncash preferred dividend	(10,501)	(15,756)	—

Net income (loss) applicable to common stockholders	$71,469	$(79,278)	$(43,033)

Undistributed earnings allocated to common shares	$67,227	$(79,278)	$(43,033)
Undistributed earnings allocated to unvested restricted participating shares	1,430	—	—
Undistributed earnings allocated to preferred participating shares	2,812	—	—

Total undistributed earnings	$71,469	$(79,278)	$(43,033)

Basic earnings (loss) per common share	$3.45	$(5.27)	$(4.10)

Weighted average common shares outstanding	19,474,273	15,049,868	10,492,911
Effective dilutive potential common shares	25,002	—	—

Diluted weighted average common shares outstanding	19,499,275	15,049,868	10,492,911

Diluted earnings (loss) per common share*	$3.45	$(5.27)	$(4.10)

*	Diluted earnings per share are calculated by dividing undistributed earnings allocated to common shares by the total diluted weighted-average number of common shares outstanding.

24. Segment Reporting

The Company has identified two segments for purposes of financial reporting: Banking and Mortgage Banking. In addition, the Company utilizes an Other category. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information that is used by the Company’s key decision makers to make operating decisions and to assess the Company’s performance.

The Banking operating segment includes commercial banking, asset based lending, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company’s portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments. The income tax benefit due to the reversal of the Company’s net deferred tax asset valuation allowance is included in the Other segment.

The accounting policies of the individual operating segments are generally the same as those of the Company described in Note 1—Summary of Significant Accounting and Reporting Policies. Segment results are presented based on our management accounting practices. The information presented in our segment reporting is based on internal allocations, which involve management judgment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic adjustments and enhancements.

The following table presents financial information from the Company’s operating segments for the periods ended December 31, 2011 and December 31, 2010. There are no results presented for the period ended December 31, 2009 as Cole Taylor Mortgage was first established in January 2010.

	Banking		Mortgage Banking		Other		Consolidated Taylor Capital Group, Inc. Total
	(in thousands)
As of December 31:	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$144,317	$146,916	$5,703	$2,953	$(15,606)	$(13,795)	$134,414	$136,074
Provision for loan losses	48,849	143,127	409	—	—	—	49,258	143,127
Total noninterest income	28,385	58,235	20,390	14,263	467	185	49,242	72,683
Total noninterest expense	92,543	103,790	23,850	14,446	—	—	116,393	118,236

Income (loss) before income taxes	31,310	(41,766)	1,834	2,770	(15,139)	(13,610)	18,005	(52,606)
Income tax expense (benefit)	11,898	(15,871)	697	1,052	(85,705)	16,036	(73,110)	1,217

Net income (loss)	$19,412	$(25,895)	$1,137	$1,718	$70,566	$(29,646)	$91,115	$(53,823)

Total average assets	$4,225,504	$4,410,826	$187,825	$76,624	$3,673	$5,963	$4,417,002	$4,493,413
Average loans	2,781,513	2,963,044	170,439	71,854	—	—	2,951,952	3,034,898

The Other category includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments. The income tax benefit due to the reversal of the Company’s net deferred tax asset valuation allowance is included in the Other category.

25. Subsequent Events

Events subsequent to the balance sheet date of December 31, 2011 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading through the date these financial statements were filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Taylor Capital Group, Inc.:

We have audited Taylor Capital Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taylor Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on Taylor Capital Group, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Taylor Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 9, 2012

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

TAYLOR CAPITAL GROUP, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Certificate of Amendment, dated May 13, 2010, to the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed August 4, 2011).

3.3	Certificate of Amendment, dated December 27, 2011, to the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed December 27, 2011).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.5	Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C, of Taylor Capital Group, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 2, 2010).

3.6	Certificate of Amendment, dated December 27, 2011, to the Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C, of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 27, 2011).

3.7	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D, and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E, of Taylor Capital Group, Inc. dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 28, 2010).

3.8	Certificate of Amendment, dated December 27, 2011, to the Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D, and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E, of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 27, 2011).

3.9	Certificate of Designations of 8% Non-Cumulative, Nonvoting, Contingent Convertible Preferred Stock, Series F, and Non-Voting Convertible Preferred Stock, Series G (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2011).

Exhibit Number	Description of Exhibits

3.10	Form of Third Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.1	Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amended Registration Statement on Form S-1/A filed October 1, 2002 (Registration No. 333-89158)).

4.2	Form of Warrant issued by Taylor Capital Group, Inc. to Financial Investments Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.3	Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.4	Form of Stock Purchase Warrant issued by Taylor Capital Group, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed September 15, 2008).

4.5	Warrant, dated November 21, 2008, issued by Taylor Capital Group, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

4.6	Form of Registration Rights Agreement, dated May 28, 2010, between Taylor Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 25, 2010).

4.7	Form of Warrant issued by Taylor Capital Group, Inc. to the investors listed on the Schedule of Subdebt Buyers attached to the Securities Purchase Agreement dated May 21, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 2, 2010).

4.8	Warrant, dated October 21, 2010, issued by Taylor Capital Group, Inc. to Prairie Capital IV, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2010).

4.9	Warrant, dated October 21, 2010, issued by Taylor Capital Group, Inc. to Prairie Capital IV QP, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 10-Q filed November 12, 2010).

4.10	Registration Rights Agreement, dated October 21, 2010, between Taylor Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010).

9.1	Voting Trust Agreement, dated November 30, 1998, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).

9.2	Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.2 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.3	Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.3 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

Exhibit Number	Description of Exhibits

9.4	Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.54 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

9.5	Amendment Number One of Share Restriction Agreement, dated December 1, 1999, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.55 of the Company’s Amended Registration Statement on Form S-1/A filed September 16, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. 2011 Incentive Compensation Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Definitive Additional Materials filed May 6, 2011).+

10.2	Taylor Capital Group, Inc. Deferred Compensation Plan effective December 30, 2008. (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2009).+

10.3	Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).+

10.4	Pointe O’Hare Office Lease, between Orix O’Hare II, Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K filed March 21, 2003) as modified by the First Amendment to Pointe O’Hare Office Lease, dated as of May 1, 2003, by and between Orix O’Hare II, Inc. and Cole Taylor Bank, and by the Second Amendment to Pointe O’Hare Office Lease, dated as of October 7, 2005, by and between Orix O’Hare, Inc. and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K filed January 31, 2012).

10.5	Third Amendment to Lease, dated as of October 12, 2011, by and between Long Ridge Office Portfolio, L.P. and Cole Taylor Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed January 31, 2012).

10.6	Form of Non-Employee Director Notice of Restricted Stock Grant and Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed January 31, 2012 (Registration No. 333-179271)).+

10.7	Form of Officer and Employee Notice of Restricted Stock Grant and Officer and Employee Restricted Stock Award (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 filed January 31, 2012 (Registration No. 333-179271)).+

10.8	Form of Notice of Option Grant and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on January 31, 2012 (Registration No. 333-179271)).+

10.9	Salary Continuation Following Death Benefit Letter to Bruce W. Taylor, dated June 15, 2005 (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2005).+

10.10	Office Lease by and between GQ 225 Washington, LLP, a Delaware limited liability partnership as Landlord and Cole Taylor Bank, an Illinois banking corporation as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 26, 2007).

10.11	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 30, 2007).+

10.12	Executive Employment Agreement, dated January 30, 2008, by and between Taylor Capital Group, Inc., Cole Taylor Bank and Mark A. Hoppe (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2008).+

Exhibit Number	Description of Exhibits

10.13	Officer and Employee 2008 Non-Qualified Stock Option Agreement between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed March 13, 2008).+

10.14	Officer and Employee Restricted Stock Award between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed March 13, 2008).+

10.15	Form of Management Services Agreement by and between Taylor Capital Group, Inc. and Financial Investments Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.16	Executive Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.17	Letter Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Company’s Series B Preferred Stock and a Warrant to purchase shares of the Company’s common stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

10.18	Form of Waiver executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 24, 2008).+

10.19	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement executed by each of the Company’s senior executive officers as required pursuant to the Securities Purchase Agreement, dated November 21, 2008, by and between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 24, 2008). +

10.20	Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).+

10.21	Consolidated Amendment Agreement (relating to Senior Officer Change in Control Severance Plan) between Taylor Capital Group, Inc. and Lawrence Ryan, dated June 19, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).+

10.22	Voluntary Reduction of Compensation letter signed by Bruce W. Taylor (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed March 29, 2010).+

10.23	Voluntary Reduction of Compensation letter signed by Mark A. Hoppe (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 29, 2010).+

10.24	Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan, as amended and restated. effective January 1, 2010 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed March 29, 2010).+

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Taylor Capital Group, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

Exhibit Number	Description of Exhibits

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008*

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.**

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to liability under those sections.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March 2012.

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

Signature	Title	Date

/S/ BRUCE W. TAYLOR Bruce W. Taylor	Chairman of the Board	March 9, 2012

/S/ MARK A. HOPPE Mark A. Hoppe	President and Chief Executive Officer	March 9, 2012

/S/ RONALD L. BLIWAS Ronald L. Bliwas	Director	March 9, 2012

/S/ C. BRYAN DANIELS C. Bryan Daniels	Director	March 9, 2012

/S/ RONALD EMANUEL Ronald Emanuel	Director	March 9, 2012

/S/ M. HILL HAMMOCK M. Hill Hammock	Director	March 9, 2012

/S/ ELZIE HIGGINBOTTOM Elzie Higginbottom	Director	March 9, 2012

/S/ MICHAEL H. MOSKOW Michael H. Moskow	Director	March 9, 2012

/S/ LOUISE O’SULLIVAN Louise O’Sullivan	Director	March 9, 2012

/S/ MELVIN E. PEARL Melvin E. Pearl	Director	March 9, 2012

Signature	Title	Date

/S/ SHEPHERD G. PRYOR IV Shepherd G. Pryor IV	Director	March 9, 2012

/S/ HARRISON I. STEANS Harrison I. Steans	Director	March 9, 2012

/S/ JENNIFER W. STEANS Jennifer W. Steans	Director	March 9, 2012

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 9, 2012

/S/ RICHARD W. TINBERG Richard W. Tinberg	Director	March 9, 2012