Form 10-Q
period 2012-03-31
TAYLOR CAPITAL GROUP INC
filed 2012-05-04
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2012, there were 28,421,873 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$76,737	$120,075
Short-term investments	69	1,089

Total cash and cash equivalents	76,806	121,164
Investment securities:
Available for sale, at fair value	1,138,748	1,175,380
Held to maturity (fair value of $166,312 at March 31, 2012 and $111,054 at December 31, 2011)	160,824	104,296
Loans, held for sale, at fair value	210,040	185,984
Loans, net of allowance for loan losses of $93,509 at March 31, 2012 and $103,744 at December 31, 2011	2,810,288	2,824,555
Premises, leasehold improvements and equipment, net	14,627	14,882
Investment in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	63,039	56,781
Other real estate and repossessed assets, net	36,941	35,622
Other assets	183,756	167,146

Total assets	$4,695,069	$4,685,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$702,723	$802,480
Interest-bearing	2,286,916	2,320,731

Total deposits	2,989,639	3,123,211
Accrued interest, taxes and other liabilities	102,549	61,183
Short-term borrowings	924,641	768,133
Long-term borrowings	85,000	147,500
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	89,867	89,648

Total liabilities	4,278,303	4,276,282

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares issued and outstanding at March 31, 2012 and December 31, 2011, $1,000 liquidation value	102,474	102,042
Series D, nonvoting, convertible; 860,378 shares authorized; no shares issued and outstanding at March 31, 2012 and 405,330 shares issued and outstanding at December 31, 2011	—	4
Series G, nonvoting, convertible; 1,350,000 shares authorized; no shares issued and outstanding at March 31, 2012 and 877,344 shares issued and outstanding at December 31, 2011	—	9
Nonvoting convertible preferred stock; 1,350,000 shares authorized; 1,282,674 shares issued and outstanding at March 31, 2012 and no shares issued and outstanding at December 31, 2011	13	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 29,786,013 shares issued at March 31, 2012 and 29,718,074 shares issued at December 31, 2011; 28,428,015 shares outstanding at March 31, 2012 and 28,360,076 shares outstanding at December 31, 2011	298	297
Surplus	424,134	423,674
Accumulated deficit	(110,699)	(118,426)
Accumulated other comprehensive income, net	30,131	31,513
Treasury stock, at cost, 1,357,998 shares at March 31, 2012 and at December 31, 2011	(29,585)	(29,585)

Total stockholders’ equity	416,766	409,528

Total liabilities and stockholders’ equity	$4,695,069	$4,685,810

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$35,283	$35,365
Interest and dividends on investment securities:
Taxable	10,318	11,452
Tax-exempt	663	775
Interest on cash equivalents	3	3

Total interest income	46,267	47,595
Interest expense:
Deposits	5,411	8,624
Short-term borrowings	563	1,809
Long-term borrowings	500	1,043
Junior subordinated debentures	1,472	1,443
Subordinated notes	2,519	2,489

Total interest expense	10,465	15,408

Net interest income	35,802	32,187
Provision for loan losses	7,350	10,241

Net interest income after provision for loan losses	28,452	21,946

Noninterest income:
Service charges	3,291	2,890
Mortgage banking revenue	17,530	1,517
Gain (loss) on disposition of bulk purchased mortgage loans	(7)	28
Gain on sales of investment securities	956	—
Other derivative income	561	753
Other noninterest income	1,615	1,697

Total noninterest income	23,946	6,885

Noninterest expense:
Salaries and employee benefits	23,637	14,689
Occupancy of premises	2,175	2,278
Furniture and equipment	615	612
Nonperforming asset expense	694	3,277
Early extinguishment of debt	1,001	—
FDIC assessment	1,702	1,948
Legal fees, net	856	794
Other noninterest expense	5,888	4,951

Total noninterest expense	36,568	28,549

Income before income taxes	15,830	282
Income tax expense (benefit)	6,361	(106)

Net income	9,469	388
Preferred dividends and discounts	(1,742)	(2,464)

Net income (loss) applicable to common stockholders	$ 7,727	$(2,076)

Basic income (loss) per common share	$ 0.26	$ (0.12)
Diluted income (loss) per common share	0.26	(0.12)

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011

Net income	$9,469	$388

Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(1,586)	(3,104)
Changes in deferred loss on investments transferred to held to maturity from available for sale	28	43
Change in unrealized loss from cash flow hedging instruments	176	216
Changes in deferred gains and losses from termination of cash flow hedging instruments	—	(380)

Total other comprehensive loss, net of income tax	(1,382)	(3,225)

Total comprehensive income (loss), net of income tax	$8,087	$(2,837)

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Nonvoting Convertible Preferred, Stock	Common Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$102,042	$—	$ 4	$ —	$—	$ 9	$—	$297	$423,674	$(118,426)	$ 31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	1	—	—	—	—	1
Exercise of stock grants	—	—	—	—	—	—	—	—	27	—	—	—	27
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	474	—	—	—	474
Net income	—	—	—	—	—	—	—	—	—	9,469	—	—	9,469
Other comprehensive loss	—	—	—	—	—	—	—	—	—		(1,382)	—	(1,382)
Exchange of Series D & G for Nonvoting Preferred	—	—	(4)	—	—	(9)	13	—	—	—	—	—	—
Rights offering and Series C and E conversion costs	—	—	—	—	—	—	—	—	(41)				(41)
Preferred stock dividends and discounts accumulated, Series B	432	—	—	—	—	—		—	—	(1,742)	—	—	(1,310)

Balance at March 31, 2012	$102,474	$—	$—	$ —	$—	$—	$ 13	$298	$424,134	$(110,699)	$ 30,131	$(29,585)	$416,766

Balance at December 31, 2010	$100,389	$31,912	$ 4	$5,588	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	25,000	—	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	(25,000)	2	—	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock based compensation awards	—	—	—	—	—	—	—	—	786	—	—	—	786
Net income	—	—	—	—	—	—	—	—	—	388	—	—	388
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,225)	—	(3,225)
Preferred stock dividends and discounts accumulated, Series B	403	—	—	—	—	—	—	—	—	(1,714)	—	—	(1,311)
Preferred stock dividends declared, Series C - $0.50 per share	—	—	—	—	—	—	—	—	—	(638)	—	—	(638)
Preferred stock dividends declared, Series E - $0.50 per share	—	—	—	—	—	—	—	—	—	(112)	—	—	(112)

Balance at March 31, 2011	$100,792	$31,912	$ 4	$5,588	$—	$ 2	$—	$215	$337,804	$(191,971)	$(25,722)	$(29,585)	$229,039

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,469	$388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,350	10,241
Other derivative income	(561)	(753)
Gain on sales of investment securities	(956)	—
Other-than-temporary impairment on investment security	125	—
Amortization of premiums and discounts, net	1,180	1,042
Deferred loan fee amortization	(954)	(1,240)
Loans originated for sale	(829,294)	(255,830)
Proceeds from loan sales	812,459	462,440
Gain on sales of loans	(8,123)	(1,934)
Depreciation and amortization	602	601
Deferred income tax benefit (expense)	6,544	(2,488)
(Gains) losses on other real estate	(3)	1,292
Excess tax benefit on stock options exercised and stock awards	84	314
Other, net	985	675
Changes in other assets and liabilities:
Accrued interest receivable	359	292
Other assets	(9,522)	9,171
Accrued interest, taxes and other liabilities	3,760	(2,523)

Net cash (used in) provided by operating activities	(6,496)	221,688

Cash flows from investing activities:
Purchase of available for sale securities	(6,625)	(83,052)
Purchase of held to maturity securities	(38,581)	—
Proceeds from principal payments and maturities of available for sale securities	42,092	19,654
Proceeds from principal payments and maturities of held to maturity securities	3,881	6,131
Proceeds from sales of available for sale securities	17,657	—
Purchases of FHLB and FRB stock	(6,258)	(314)
Net (increase) decrease in loans	(576)	25,701
Net additions to premises, leasehold improvements and equipment	(347)	(247)
Net proceeds from sales of other real estate and repossessed assets	4,284	652
Additions to mortgage servicing rights	(12,706)	(140)

Net cash (used in) provided by investing activities	2,821	(31,615)

Cash flows from financing activities:
Net increase (decrease) in deposits	(133,284)	50,951
Net increase (decrease) in short-term borrowings	156,509	(20,034)
Repayments of long-term borrowings	(62,500)	(245,000)
Net proceeds (costs) from preferred stock issued	(41)	24,350
Excess tax benefit on stock options exercised and stock awards	(84)	(314)
Proceeds from exercise of employee stock options	27	—
Preferred stock dividends paid and discounts accumulated	(1,310)	(2,052)

Net cash used in financing activities	(40,683)	(192,099)

Net decrease in cash and cash equivalents	(44,358)	(2,026)
Cash and cash equivalents, beginning of period	121,164	81,329

Cash and cash equivalents, end of period	$76,806	$79,303

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$11,908	$17,527
Income taxes	92	(182)
Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available for sale investments securities, net of tax	(1,586)	(3,104)
Available for sale investment securities acquired, not yet settled	15,815	—
Held to maturity investment securities acquired, not yet settled	21,791	—
Transfer from loans to investment securities	3,750	—
Transfer of held-for-sale loans to portfolio loans	902	1,472
Loans transferred to other real estate and repossessed assets	5,600	8,619

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of March 31, 2012 and for the three month periods ended March 31, 2012 and March 31, 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations data for the three month period ended March 31, 2012 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:
U.S. government sponsored agency securities	$20,668	$354	$(58)	$20,964
Residential mortgage-backed securities	807,280	24,829	(1,035)	831,074
Commercial mortgage-backed securities	136,934	9,923	—	146,857
Collateralized mortgage obligations	63,593	1,916	—	65,509
State and municipal obligations	66,348	4,256	(10)	70,594
Other securities	3,750	—	—	3,750

Total available for sale	1,098,573	41,278	(1,103)	1,138,748

Held to maturity:
Residential mortgage-backed securities	118,209	5,994	(22)	124,181
Collateralized mortgage obligations	42,615	257	(741)	42,131

Total held to maturity	160,824	6,251	(763)	166,312

Total	$1,259,397	$47,529	$(1,866)	$1,305,060

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:
U.S. government sponsored agency securities	$24,473	$796	$—	$25,269
Residential mortgage-backed securities	834,383	26,285	(1,731)	858,937
Commercial mortgage-backed securities	137,646	10,561	—	148,207
Collateralized mortgage obligations	68,598	2,022	—	70,620
State and municipal obligations	67,418	4,929	—	72,347

Total available for sale	1,132,518	44,593	(1,731)	1,175,380

Held to maturity:
Residential mortgage-backed securities	81,901	6,042	—	87,943
Collateralized mortgage obligations	22,395	716	—	23,111

Total held to maturity	104,296	6,758	—	111,054

Total	$1,236,814	$51,351	$(1,731)	$1,286,434

As of March 31, 2012, the Company had $1.21 billion (estimated fair value) of mortgage related investment securities which consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.20 billion (estimated fair value), or 99.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.2 million were private-label residential mortgage related securities. Other securities of $3.8 million at March 31, 2012 include preferred stock received as part of a loan workout arrangement.

Investment securities with an approximate book value of $944.2 million at March 31, 2012 and $930.0 million at December 31, 2011, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes as required or permitted by law.

During the first quarter of 2012, the Company recorded gains of $956,000 on the sales of available for sale investment securities. There were no sales of available for sale investment securities during the first quarter of 2011.

The following table summarizes, for investment securities with unrealized losses as of March 31, 2012 and December 31, 2011, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	March 31, 2012
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for sale:
U.S. government agency securities	$10,179	$(58)	$—	$—	$10,179	$(58)
Residential mortgage-backed securities	—	—	5,171	(1,035)	5,171	(1,035)
State and municipal obligations	406	(10)	—	—	406	(10)

Temporarily impaired securities – Available for sale	$10,585	$(68)	$5,171	$(1,035)	$15,756	$(1,103)

Held to maturity:
Residential mortgage-backed securities	$10,257	$(22)	$—	$—	$10,257	$(22)
Collateralized mortgage obligations	19,487	(741)	—	—	19,487	(741)

Temporarily impaired securities – Held to maturity	$29,744	$(763)	$—	$—	$29,744	$(763)

Total temporarily impaired securities	$40,329	$(831)	$5,171	$(1,035)	$45,500	$(1,866)

	December 31, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for sale:
Residential mortgage-backed securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

Temporarily impaired securities – Available for sale	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

Held to maturity:
Temporarily impaired securities: Held to maturity	$—	$—	$—	$—	$—	$—

Total temporarily impaired securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

At March 31, 2012, the Company had three securities in its investment portfolio that have been in an unrealized loss position for twelve or more months, with a total unrealized loss of $1.0 million. Each of the securities in an unrealized loss position was a private-label residential mortgage-backed security.

Of the three private-label residential mortgage related securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $927,000, and were subject to further review for other-than-temporary impairment.

For any securities that had been in an unrealized loss position that was greater than 10% and for more than 12 months, additional testing is performed to evaluate other-than-temporary impairment. For the two private-label residential mortgage-backed securities, the Company obtained fair value estimates from an independent source and performed a cash flow analysis, considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis takes into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the values of these private-label securities because of the continued lack of active trading. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the credit loss. Previously, the Company had recognized an other-than-temporary impairment loss on one of these two securities. The independent cash flow analysis performed at March 31, 2012 indicated that there was additional credit loss on this security and the Company recorded an additional $125,000 other-than-temporary-impairment charge in the first quarter of 2012. For the other private-label security reviewed, the independent cash flow analysis showed that the Company expects to recover its entire investment and, therefore, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market, and no other-than-temporary impairment charge was recorded.

One additional investment security was evaluated for other-than-temporary impairment at March 31, 2012. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed from 2008 until the May 2011 interest payment, which was not received. Previously, the Company had recognized other-than-temporary impairment loss on this security. The expected future annual cash flows were analyzed as of March 31, 2012 and no additional other-than-temporary impairment was recorded in the first quarter of 2012.

The following table shows the contractual maturities of investment securities, categorized by amortized cost and estimated fair value, at March 31, 2012.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale:
Due in one year or less	$989	$992
Due after one year through five years	1,199	1,292
Due after five years through ten years	52,617	55,907
Due after ten years	32,211	33,367
Residential mortgage-backed securities	807,280	831,074
Commercial mortgage-backed securities	136,934	146,857
Collateralized mortgage obligations	63,593	65,509
Other securities	3,750	3,750

Total available for sale	$1,098,573	$1,138,748

Held to maturity:
Residential mortgage-backed securities	$118,209	$124,181
Collateralized mortgage obligations	42,615	42,131

Total held to maturity	$160,824	$166,312

Total investment securities	$1,259,397	$1,305,060

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $63.0 million at March 31, 2012 and $56.8 million at December 31, 2011. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based upon the amount of outstanding FHLB borrowings. The Company had a $51.4 million investment in FHLBC stock at March 31, 2012 and a $45.1 million investment at December 31, 2011. As of March 31, 2012, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,437,379	$1,426,221
Commercial real estate secured	963,300	1,037,976
Residential construction and land	56,780	64,824
Commercial construction and land	102,404	99,021
Consumer	343,934	300,257

Total loans	2,903,797	2,928,299
Less: Allowance for loan losses	(93,509)	(103,744)

Portfolio Loans, net	$2,810,288	$2,824,555

Loans Held for Sale:
Total Loans Held for Sale	$210,040	$185,984

The total amount of loans transferred to third parties as loan participations at March 31, 2012 was $248.4 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Company continues to have involvement with these loans through relationship management and servicing responsibilities.

At March 31, 2012, loans held for sale of $210.0 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $203.9 million at March 31, 2012. An unrealized gain on these loans of $6.1 million was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations. None of these loans are 90 days or more past due or on a nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class at March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
March 31, 2012
Commercial and industrial	$478	$—	$21,076	$21,554	$1,415,825	$1,437,379
Commercial real estate secured	—	—	30,185	30,185	933,115	963,300
Residential construction and land	—	—	7,113	7,113	49,667	56,780
Commercial construction and land	—	—	26,046	26,046	76,358	102,404
Consumer	4,726	1,070	9,078	14,874	539,100	553,974

Total loans	$5,204	$1,070	$93,498	$99,772	$3,014,065	$3,113,837

December 31, 2011
Commercial and industrial	$129	$—	$42,909	$43,038	$1,383,183	$1,426,221
Commercial real estate secured	—	—	35,159	35,159	1,002,817	1,037,976
Residential construction and land	—	—	7,810	7,810	57,014	64,824
Commercial construction and land	—	—	5,279	5,279	93,742	99,021
Consumer	5,589	1,691	11,904	19,184	467,057	486,241

Total loans	$5,718	$1,691	$103,061	$110,470	$3,003,813	$3,114,283

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings:

Pass. Loans in this category range from loans that are virtually risk free to those where the borrower has an unstable operating history containing losses or adverse trends have weakened its financial condition that have not currently impacted repayment ability, but may in the future, if not corrected.

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

Nonaccrual. Loans in this category exhibit the same weaknesses as substandard however, the weaknesses are more pronounced and the loans are no longer accruing interest.

The following table presents the risk categories of loans by class at March 31, 2012 and December 31, 2011:

	Commercial and Industrial	CRE Secured	Residential Construction and Land	Commercial Construction and Land	Consumer	Total
	(in thousands)
March 31, 2012
Pass	$1,384,472	$ 893,744	$44,241	$ 76,358	$544,896	$2,943,711
Special Mention	14,938	31,064	5,426	—	—	51,428
Substandard	16,893	8,307	—	—	—	25,200
Nonaccrual	21,076	30,185	7,113	26,046	9,078	93,498

Total Loans	$1,437,379	$ 963,300	$56,780	$102,404	$553,974	$3,113,837

December 31, 2011
Pass	$1,358,261	$ 963,909	$51,332	$ 71,970	$474,337	$2,919,809
Special Mention	6,458	30,557	5,682	—	—	42,697
Substandard	18,593	8,351	—	21,772	—	48,716
Nonaccrual	42,909	35,159	7,810	5,279	11,904	103,061

Total Loans	$1,426,221	$1,037,976	$64,824	$ 99,021	$486,241	$3,114,283

Impaired loans include all nonaccrual loans, as well as certain accruing loans judged to have higher risk of noncompliance with the present repayment schedule for both interest and principal. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans.

The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specify the number of days of delinquency to charge off a consumer loan by type of credit. For commercial loans, except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have an impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations, and other considerations identified in its internal loan review and workout processes.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	YTD Average Balance	Interest Income Recognized
	(in thousands)
March 31, 2012
With no related allowance recorded:
Commercial and industrial	$ 9,751	$ 5,857	$ —	$ 9,549	$—
Commercial real estate secured	31,424	19,217	—	13,802	—
Residential construction and land	2,742	2,742	—	2,914	—
Commercial construction and land	6,547	4,602	—	5,637	—
Consumer	5,084	5,055	—	5,347	22

Subtotal	55,548	37,473	—	37,249	22

With an allowance recorded:
Commercial and industrial	39,219	20,810	10,214	28,232	69
Commercial real estate secured	22,850	15,188	3,745	23,100	61
Residential construction and land	16,230	4,372	1,047	4,550	—
Commercial construction and land	21,659	21,443	7,464	10,781	—
Consumer	—	—	—	—	—

Subtotal	99,958	61,813	22,470	66,663	130

Total impaired loans	$155,506	$ 99,286	$22,470	$103,912	$152

December 31, 2011
With no related allowance recorded:
Commercial and industrial	$ 16,810	$ 13,241	$ —	$ 11,302	$186
Commercial real estate secured	19,152	8,386	—	18,496	37
Residential construction and land	3,161	3,086	—	5,754	—
Commercial construction and land	7,952	6,672	—	4,755	8
Consumer	5,722	5,638	—	3,070	77

Subtotal	52,797	37,023	—	43,377	308

With an allowance recorded:
Commercial and industrial	56,533	35,654	23,292	53,656	49
Commercial real estate secured	38,769	31,012	7,540	37,643	250
Residential construction and land	17,530	4,727	1,181	8,820	51
Commercial construction and land	220	119	31	3,489	31
Consumer	—	—	—	—	—

Subtotal	113,052	71,512	32,044	103,608	381

Total impaired loans	$165,849	$108,535	$32,044	$146,985	$689

Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago area. Approximately 44% of the Company’s loan portfolio involves loans that are to some degree secured by real estate properties located primarily within the Chicago area as of March 31, 2012, compared to 46% as of December 31, 2011.

The following table presents information regarding changes in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2012 and March 31, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$ 51,389	$ 30,319	$ 8,083	$ 6,978	$ 6,975	$ 103,744
Provision	(1,472)	(3,136)	733	6,776	4,449	7,350
Charge-offs	(13,110)	(3,357)	(434)	(766)	(1,172)	(18,839)
Recoveries	942	178	3	—	131	1,254

Ending balance as of March 31, 2012	$ 37,749	$ 24,004	$ 8,385	$ 12,988	$ 10,383	$ 93,509

Ending balance individually evaluated for impairment	$ 10,214	$ 3,745	$ 1,047	$ 7,464	$ —	$ 22,470
Ending balance collectively evaluated for impairment	27,535	20,259	7,338	5,524	10,383	71,039
LOANS:
Ending balance individually evaluated for impairment	$ 26,667	$ 34,405	$ 7,114	$ 26,045	$ 5,055	$ 99,286
Ending balance collectively evaluated for impairment	1,410,712	928,895	49,666	76,359	548,919	3,014,551

Ending balance	$1,437,379	$ 963,300	$56,780	$102,404	$553,974	$3,113,837

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$ 61,499	$ 31,421	$15,246	$ 11,422	$ 4,980	$ 124,568
Provision	(714)	10,963	70	(1,026)	948	10,241
Charge-offs	(7,295)	(6,660)	(2,527)	(6,367)	(441)	(23,290)
Recoveries	3,198	23	150	52	24	3,447

Ending balance as of March 31, 2011	$ 56,688	$ 35,747	$12,939	$ 4,081	$ 5,511	$ 114,966

Ending balance individually evaluated for impairment	$ 28,346	$ 15,302	$ 3,417	$ 79	$ —	$ 47,144
Ending balance collectively evaluated for impairment	28,342	20,445	9,522	4,002	5,511	67,822
LOANS:
Ending balance individually evaluated for impairment	$ 69,415	$ 82,651	$17,129	$ 6,311	$ 3,086	$ 178,592
Ending balance collectively evaluated for impairment	1,278,758	1,013,030	70,051	98,722	197,606	2,658,167

Ending balance	$1,348,173	$1,095,681	$87,180	$105,033	$200,692	$2,836,759

A modified loan is considered a troubled-debt restructuring (“TDR”) when the borrower is experiencing documented financial difficulty and concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics at the outset of a new loan. The most common types of modifications include interest rate modifications, forbearance on principal and/or interest, partial charge-offs and changes in note structure. All loans modified in a TDR are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

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

Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, although the loan continues to be reported as a TDR. Nonperforming restructured loans totaled $47.3 million at March 31, 2012 and $33.4 million at December 31, 2011. Performing restructured loans (TDRs that are not past due or in a nonaccrual status) totaled $14.8 million at March 31, 2012 and $14.2 million at December 31, 2011.

The following table provides information on loans modified in a TDR during the quarter ended March 31, 2012. The Pre-Modification Outstanding Recorded Balance is equal to the outstanding balance immediately prior to modification. The Post-Modification Outstanding Balance is equal to the outstanding balance immediately after modification.

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	3	$ 5,737	$ 5,737
Commercial real estate secured	1	566	566
Commercial construction and land	4	20,260	20,260
Consumer	12	1,017	1,008

Total	20	$27,580	$27,571

The following table provides information on TDRs that defaulted for the first time for the quarter ended March 31, 2012 and had been modified within the last twelve months.

	Number of Loans	Recorded Investment
	(dollars in thousands)
Residential construction and land	1	$529
Consumer	3	418

Total	4	$947

4. Interest-Bearing Deposits:

Interest-bearing deposits at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
NOW accounts	$392,659	$324,877
Savings accounts	39,630	38,370
Money market deposits	689,912	657,500
Time deposits:
Certificates of deposit	506,784	558,874
Brokered certificates of deposit	339,037	407,068
Out-of-local-market certificates of deposit	130,989	135,838
CDARS time deposits	126,562	122,219
Public time deposits	39,509	54,086
Out-of-local-market CDARS time deposits	21,834	21,899

Total time deposits	1,164,715	1,299,984

Total	$2,286,916	$2,320,731

As of March 31, 2012, time deposits in the amount of $100,000 or more totaled $524.0 million compared to $562.3 million at December 31, 2011.

Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees of $1.8 million at March 31, 2012 and $2.0 million at December 31, 2011, which are amortized to the maturity date of the related brokered CDs. The amortization is included in deposit interest expense. As of March 31, 2012, the Company had four brokered CDs with a balance of $60.0 million that could be called after a lock-out period but before their stated maturity. During the first quarter of 2012 and the first quarter of 2011, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity.

5. Borrowings:

Short-Term:

Short-term borrowings at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$30,225	0.10%	$14,315	0.10%
Federal funds purchased	70,417	0.39	78,818	0.38
FHLB advances	823,999	0.13	675,000	0.09

Total	$924,641	0.15%	$768,133	0.12%

Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank customers and with overnight maturities.

FHLB short-term advances at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	Dec. 31, 2011
	(in thousands)
FHLB overnight advance – 0.13%, due January 3, 2012	$—	$185,000
FHLB overnight advance – 0.052%, due January 4, 2012	—	60,000
FHLB overnight advance – 0.052%, due January 4, 2012	—	45,000
FHLB overnight advance – 0.052%, due January 4, 2012	—	20,000
FHLB overnight advance – 0.052%, due January 4, 2012	—	40,000
FHLB advance – 0.08%, due January 13, 2012, non-callable	—	25,000
FHLB advance – 0.08%, due February 21, 2012, non-callable	—	200,000
FHLB advance – 0.08%, due March 7, 2012, non-callable	—	100,000
FHLB advance – 0.13%, due April 2, 2012, non-callable	300,000	—
FHLB advance – 0.09%, due April 4, 2012, non-callable	23,999	—
FHLB advance – 0.13%, due April 4, 2012, non-callable	300,000	—
FHLB advance – 0.13%, due April 4, 2012, non-callable	100,000	—
FHLB advance – 0.14%, due April 25, 2012, non-callable	100,000	—

Total short-term FHLB advances	$823,999	$675,000

Long-Term:

As of March 31, 2012 and December 31, 2011, long-term borrowings consisted of the following:

	March 31, 2012	Dec. 31, 2011
	(in thousands)
Term Repurchase Agreements:
Structured repurchase agreement – rate 1.29%, due January 26, 2012, non-callable	$—	$10,000
Structured repurchase agreement – rate 1.24%, due March 2, 2012, non-callable	—	25,000
Structured repurchase agreement – rate 2.17%, due July 29, 2015, non-callable	40,000	40,000

Total term repurchase agreements	40,000	75,000

FHLB Long-Term Advances:
1.39%, due January 11, 2012, non-callable	—	10,000
0.63%, due July 12, 2013, non-callable	20,000	20,000
1.86%, due August 12, 2014, non-callable	25,000	25,000
2.03%, due August 12, 2015, non-callable	—	17,500

Total FHLB long-term advances	45,000	72,500

Total long-term borrowings	$85,000	$147,500

Term structured repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

In the first quarter of 2012, a FHLB long-term advance of $17.5 million was terminated. The Company incurred $1.0 million in early extinguishment of debt expense in the first quarter of 2012 related to this termination. This termination was executed to shift funding sources to lower cost alternatives.

Collateral:

At March 31, 2012, the FHLB advances were collateralized by $893.5 million of investment securities and a blanket lien on $438.8 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged at March 31, 2012, the Bank had additional borrowing capacity at the FHLB of $304.7 million. In comparison, at December 31, 2011, the FHLB advances were collateralized by $782.1 million of investment securities and a blanket lien on $390.8 million of qualified first-mortgage residential and home equity loans with additional borrowing capacity of $277.3 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2012, the Bank had pledged $618.1 million of commercial loans as collateral for an available $512.5 million of borrowing capacity at the FRB. At March 31, 2012, the Bank had no advances from the FRB. At December 31, 2011, the Bank pledged $569.2 million of commercial loans as collateral for available borrowing capacity of $463.3 million under the BIC program at the FRB, however, there were no advances from the FRB at December 31, 2011.

6. Stockholders’ Equity:

On March 26, 2012, the Company and Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (together, the “Prairie Funds”) entered into an Exchange Agreement to simplify the Company’s capital structure through the consolidation of all outstanding shares of two series of the Company’s preferred stock into a single newly-created series of preferred stock with substantially identical terms. Pursuant to the Exchange Agreement, the Company agreed to issue to each of the Prairie Funds, and each of the Prairie Funds agreed to acquire from the Company, one share of the Company’s newly-created Nonvoting Convertible Preferred Stock (the “Nonvoting Preferred”) in exchange for each share of the Company’s Nonvoting Convertible Preferred Stock, Series D (the “Series D Preferred”), and Non-Voting Convertible Preferred Stock, Series G (the “Series G Preferred”), held by the Prairie Funds (the “Exchange Transaction”). The Series D Preferred, Series G Preferred and Nonvoting Preferred are each nonvoting common stock equivalents having substantially identical terms as one another.

The Company completed the Exchange Transaction on March 29, 2012, through the issuance of a total of 1,282,674 shares of Nonvoting Preferred in exchange for a total of 405,330 shares of Series D Preferred and 877,344 shares of Series G Preferred held by the Prairie Funds. As a result of the Exchange Transaction, no shares of Series D Preferred or Series G Preferred remain outstanding.

7. Other Comprehensive Income (Loss):

The following table presents other comprehensive income (loss) for the periods indicated:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains (losses) on available for sale securities	$(1,731)	$709	$(1,022)	$(5,216)	$2,112	$(3,104)
Less: reclassification adjustment for gains included in net income	(956)	392	(564)	—	—	—

Change in net unrealized gains (losses) on available for sale securities	(2,687)	1,101	(1,586)	(5,216)	2,112	(3,104)
Changes in deferred loss on investments transferred to held to maturity from available for sale	47	(19)	28	62	(19)	43
Change in net unrealized loss from cash flow hedging instruments	244	(68)	176	272	(56)	216
Change in net deferred gain from termination of cash flow hedging instruments	—	—	—	(630)	250	(380)

Other comprehensive income (loss)	$(2,396)	$1,014	$(1,382)	$(5,512)	$2,287	$(3,225)

8. Earnings Per Share:

Earnings per share are calculated using the two-class method. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as unvested restricted stock and preferred participating stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share considers the dilutive effect of all securities that participate in dividends with common shares, as well as common stock equivalents that do not participate in dividends with common stock, such as stock options and warrants to purchase shares of common stock. Dilutive earnings per share are calculated by dividing undistributed earnings allocated to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of common stock equivalents outstanding, provided those common stock equivalents are dilutive. Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share in periods in which the effect would reduce the loss per share or increase the income per share (i.e., when the common stock equivalents are antidilutive.) To the extent there is an undistributed loss for the period, that loss is allocated entirely to the weighted average number of common shares as the participating security holders have no contractual obligation to share in losses.

For the three months ended March 31, 2012, common stock equivalents included in the calculation of diluted earnings per share were 78,644 stock options outstanding to purchase shares of common stock and 472,748 warrants to purchase shares of common stock. Weighted-average common stock equivalents that were considered antidilutive and were not included in the calculation of diluted earnings per share at March 31, 2012 were 446,024 stock options outstanding to purchase shares of common stock and 500,000 warrants to purchase shares of common stock.

Due to the net loss applicable to common stockholders for the quarter ended March 31, 2011, all common stock equivalents were considered antidilutive and were not included in the computation of basic or diluted earnings per share. At March 31, 2011, actual common stock equivalents consisted of 887,770 stock options outstanding to purchase shares of common stock, 3,800,147 warrants to purchase shares of common stock, convertible Series C preferred stock which could be converted into 2,598,697 shares of common, convertible Series D preferred stock which could be converted into 405,330 shares of common stock, convertible Series E preferred stock which could be converted into 455,049 shares of common stock and convertible Series G preferred stock which could be converted into 220,000 shares of common stock.

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated.

	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share amounts)
Net income	$9,469	$388
Preferred dividends and discounts	(1,742)	(2,464)

Net income (loss) available to common stockholders	$7,727	$(2,076)

Undistributed earnings allocated to common shares	$7,311	$(2,076)
Undistributed earnings allocated to unvested restricted participating shares	82	—
Undistributed earnings allocated to preferred participating shares	334	—

Total undistributed earnings	$7,727	$(2,076)

Basic income (loss) per common share	$0.26	$(0.12)

Basic weighted-average common shares outstanding	28,071,406	17,440,617
Dilutive effect of common stock equivalents	551,392	—

Diluted weighted-average common shares outstanding	28,622,798	17,440,617

Diluted income (loss) per common share	$0.26	$(0.12)

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has only issued nonqualified stock options and restricted stock to employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. No stock options were granted during the first quarter of 2012. Stock options previously granted vest over a four-year term (vesting 25% per year) and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the three month period ended March 31, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	816,031	$16.66
Granted	—	—
Exercised	(3,125)	8.75
Forfeited	—	—
Expired	(22,557)	20.80

Outstanding at March 31, 2012	790,349	16.57

Exercisable at March 31, 2012	616,625	19.19

As of March 31, 2012, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $560,000 and the weighted average period over which these costs are expected to be recognized is approximately 1.8 years.

Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. However, for certain restricted stock awards granted in 2010, 2011 and 2012, vesting will be dependent on completion of service requirements and the repayment of the Series B preferred stock. The fair value of these awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.

The following table provides information regarding nonvested restricted stock for the three month period ended March 31, 2012:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	307,377	$13.40
Granted	65,235	13.46
Vested	(45,453)	17.46
Forfeited	(422)	29.60

Nonvested at March 31, 2012	326,737	12.83

As of March 31, 2012, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.0 million and the weighted average period over which these costs are expected to be recognized is approximately 2.0 years.

10. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, callable interest rate exchange agreements and interest rate corridors, floors and collars to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, cash flows related to FHLB advances and repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

The following table describes the derivative instruments outstanding at March 31, 2012:

	As of March 31, 2012
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/ Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.466%	3.2 yrs	Other assets/ Noninterest income	$4,944
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.228%	12.4 yrs	Other assets/ Noninterest income	943

Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.4 yrs	Other assets/OCI	7

Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swaps—pay fixed/receive variable	406,542	Pay 2.87% Receive 0.328%	Wtd. avg 3.2 yrs	Other liabilities/ Noninterest income	(18,683)
Customer interest rate swaps—receive fixed/pay variable	406,542	Receive 2.87% Pay 0.328%	Wtd. avg 3.2 yrs	Other assets/ Noninterest income	18,164
Interest rate swaps—mortgage servicing rights	52,500	Receive 2.225% Pay 0.3480%	Wtd. avg 9.8 yrs	Other assets/ Noninterest income	55
Interest rate lock commitments	580,926	NA	0.1 yrs	Other assets/ Noninterest income	4,989
Forward loan sale commitments	574,420	NA	0.1 yrs	Other assets/ Noninterest income	2,041

Total non-hedging derivative instruments	2,020,930

Total derivative instruments	$2,342,850

	As of December 31, 2011
	Notional Amount	Average Strike Rates	Maturity	Balance Sheet/ Income Statement Location	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	Other assets/ Noninterest income	$5,027
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	Other assets/ Noninterest income	1,176

Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	Other assets/OCI	111

Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	Wtd. avg 3.3 yrs	Other liabilities/ Noninterest income	(19,505)
Customer interest rate swap—receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	Wtd. avg 3.3 yrs	Other assets/ Noninterest income	19,010
Interest rate swaps—mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	Wtd. avg. 9.8 yrs	Other assets/ Noninterest income	489
Interest rate lock commitments	369,961	NA	0.1 yrs	Other assets/ Noninterest income	4,706
Forward loan sale commitments	352,633	NA	0.1 yrs	Other assets/ Noninterest income	(5,296)

Total non-hedging derivative instruments	1,571,304

Total derivative instruments	$1,893,224

At March 31, 2012, the Company had $106.9 million of notional amount interest rate swap agreements that were designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CDs is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on these interest rate swaps was $13,000 and was recorded in other derivative income in noninterest income in the first quarter of 2012.

At March 31, 2012, the Company had $60.0 million of notional amount interest rate swap agreements that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CDs is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $147,000 and was recorded in other derivative income in noninterest income in the first quarter of 2012.

At March 31, 2012, the Company also had $155.0 million of notional amount interest rate corridors which were designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in other comprehensive income (“OCI”). There was no ineffectiveness on the interest rate corridors for the quarter ended March 31, 2012.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At March 31, 2012, $813.0 million of derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of March 31, 2012, we had notional amounts of $406.5 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2012, we had offsetting interest rate swaps with other counterparties with a notional amount of $406.5 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

The Company enters into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the mortgage services rights asset. At March 31, 2012, the Company had a notional amount of $52.5 million of interest rate swaps. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into interest rate lock and forward loan sale commitments as part of Cole Taylor Mortgage’s origination business. At March 31, 2012, the Company had notional amounts of $580.9 million of interest rate lock commitments and $574.4 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of March 31, 2012, and there were no premiums related to covered call options recognized in noninterest income in the first quarter 2012.

11. Fair Value Measurement:

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

The Company used the following methods and significant assumptions to estimate fair values:

Available for sale investment securities:

For these securities, the Company obtains fair value measurements from an independent pricing service, when available. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. The fair value measurements are compared to another independent source on a quarterly basis to review for reasonableness. In addition, the Company reviews the third-party valuation methodology on a periodic basis. Any significant differences in valuation are reviewed with members of management who have the relevant technical expertise to assess the results. The Company has determined that these valuations are classified in Level 2 of the fair value hierarchy. When the independent pricing service does not have fair value measurements available for a security, the Company has estimated the fair value based on specific information about each security. The Company has determined that these valuations are classified in Level 3 of the fair value hierarchy.

Loans held for sale:

Loans held for sale included residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.

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

Loans:

The Company does not record loans at their fair value on a recurring basis, except for $5.6 million of mortgage loans originated by Cole Taylor Mortgage and transferred to the Company’s portfolio. The Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established.

At March 31, 2012 and December 31, 2011, a portion of the Company’s total impaired loans were evaluated based on the fair value of the collateral. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. For impaired loans that are collateral dependent, our practice is to obtain an updated appraisal every nine to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. OREO and repossessed assets require an updated appraisal at least annually. We have established policies and procedures related to appraisals and maintain a list of approved appraisers who have met specific criteria. In addition, our policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review by a qualified third party to ensure the consistency and quality of the appraisal and valuation. We discount appraisals for estimated selling costs and, when appropriate, consider the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.

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

Derivatives:

The Company has determined that its derivative instrument valuations, except for certain mortgage derivatives, are classified in Level 2 of the fair value hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings thresholds, mutual puts, and guarantees. In conjunction with the FASB’s fair value measurement guidance, the Company has elected to account for the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Mortgage derivatives:

Mortgage derivatives include interest rate swaps hedging mortgage servicing rights, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

Mortgage servicing rights:

The Company records its MSRs at fair value in other assets in the Consolidated Balance Sheets. MSRs do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of MSRs include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, MSRs are classified in Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ending March 31, 2012.

	As of March 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,138,748	$ —	$1,134,179	$4,569
Loans	5,577	—	5,577	—
Loans held for sale, at fair value	210,040	—	210,040	—
Assets held in employee deferred compensation plans	2,892	2,892	—	—
Derivative instruments	24,058	—	24,058	—
Mortgage servicing rights	22,394	—	—	22,394
Mortgage derivative instruments	7,085	—	2,096	4,989

Liabilities:
Derivative instruments	18,683	—	18,683	—

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,175,380	$ —	$1,174,561	$ 819
Loans	5,124	—	5,124	—
Loans held for sale	185,984	—	185,984	—
Assets held in employee deferred compensation plans	2,688	2,688	—	—
Derivative instruments	25,324	—	25,324	—
Mortgage servicing rights	8,742	—	—	8,742
Mortgage derivative instruments	5,195	—	489	4,706

Liabilities:
Derivative instruments	19,505	—	19,505	—
Mortgage derivative instruments	5,296	—	5,296	—

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2012:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$4,569	See (1) below	See (1) below	See (1) below

Mortgage interest rate lock commitments (Mortgage derivative instruments)	4,989	Sales cash flow	Expected closing ratio Expected delivery price	40.40% - 96.00% (80.98%) 97.88 bps – 107.47 bps (102.86 bps)

Mortgage servicing rights	22,394	Discounted cash flow	Weighted average prepayment speed Weighted average discount rate Delinquencies Costs to service	7.4 – 34.0 (11.6) 10.00% - 10.50% (10.01%) 0% - 0.54% (0.16%) $54 - $57 ($56)

MEASURED ON A NON-RECURRING BASIS:

Loans	26,566	Management’s assessment of liquidation value of collateral	See (2) below	See (2) below
Other real estate owned and repossessed assets	29,692	Management’s assessment of liquidation value of collateral	See (3) below	See (3) below

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.
(2)	Management’s assessment of the liquidation value of collateral is based on third party information including current financial statements and bank statements, inventory reports, and accounts receivable aging and may be further reduced by a management determined rate which can range from 0% to 100%. Each loan is evaluated on an individual basis.
(3)	Management’s assessment of the liquidation value of collateral is based on a third party appraised value. The value is further reduced by a management determined rate, which can range from 5% to 20%, and estimated costs to sell. Each loan is evaluated on an individual basis.

The significant unobservable inputs used in the fair value measurement of the Company’s available for sale securities classified as Level 3 include interest rates and expected life. An increase in interest rates would result in a lower fair value measurement and a decrease in interest rates would result in a higher fair value measurement. An increase in expected life would result in a higher fair value measurement and a decrease in expected life would results in a lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs include prepayments speeds, discount rates, delinquencies and cost to service. Significant increases in prepayment speeds, discount rates, delinquencies or cost to service would result in a significantly lower fair value measurement. Conversely, significant decreases in prepayment speeds, discount rates, delinquencies or costs to service would result in a significantly higher fair value measurement. With the exception of changes in delinquencies, which can change the cost to service, each of the unobservable inputs moves independently.

The significant unobservable inputs used in the fair value measurement of the Company’s interest rate lock commitments are the expected closing ratio and the expected delivery price. Significant increases in the expected closing ratio and the expected delivery price would result in a higher fair value measurement while significant decreases in those inputs would result in a lower measurement. The unobservable inputs move independently of each other.

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the three months ended March 31, 2012 and 2011 (including the change in fair value) for investment securities measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$ 819	$1,380
Purchases	—	—
Transfers	3,750
Maturities	—	—
Changes in assumptions	—	—

Fair value at period end	$4,569	$1,380

The transfer represents a security received as part of a loan workout arrangement. The measurement of fair value of these investment securities had no effect on earnings or other comprehensive income in the first quarter of 2012.

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the three months ended March 31, 2012 and 2011 (including the change in fair value) for mortgage derivative instruments measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$4,706	$438
Mortgage derivative instruments gain, net	283	493

Fair value at period end	$4,989	$931

The measurement of fair value of these mortgage derivative instruments reduced earnings by $56,000 in the first quarter of 2012.

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the three months ended March 31, 2012 and 2011 (including the change in fair value) for MSRs measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy.

	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$ 8,742	$—
MSR purchases	5,632	—
MSR originations	7,074	140
Change in assumptions	1,749	—
Other changes	(803)	—

Fair value at period end	$22,394	$140

The measurement of fair value of the MSRs increased earnings by $946,000 in the first quarter of 2012.

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

	As of March 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held to maturity securities	$166,312	$—	$166,312	$ —
Loans	57,757	—	31,191	26,566
OREO and repossessed assets	29,692	—	—	29,692

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Held to maturity securities	$111,054	$—	$111,054	$ —
Loans	47,415	—	31,400	16,015
OREO and repossessed assets	28,782	—	—	28,782

At March 31, 2012, the Company had $26.6 million of impaired loans and $29.7 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans represents sales, payments or net charge-offs of $3.5 million and three additional impaired loans with fair value of $14.1 million which reflects the charge to earnings of $7.5 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the quarter ended March 31, 2012 included $3.9 million of additions and $3.0 million of sales/settlements and write-downs reduced OREO assets classified as Level 3.

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

Investment securities:

The Company obtains fair value measurements from an independent pricing service, when available. These fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current ratings from credit rating agencies and the bond’s terms and conditions, among other things. When the independent pricing service does not have fair value measurements available for a security, the Company has estimated the fair value based on specific information about each security.

Loans held for sale:

For the residential mortgage loans held for sale, the fair value has been determined based on quoted market prices for similar assets in active markets.

Loans:

The fair value of loans has been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC 820 - Fair Value Measurements and Disclosures. Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell.

Investment in FHLB and FRB Stock:

The fair value of these investments in FHLB and FRB stock equals book value as these stocks can only be sold to the FHLB, FRB or other member banks at their par value per share.

Accrued interest receivable:

The carrying amount of accrued interest receivable approximates fair value since its maturity is short-term.

Derivatives:

The carrying amount and fair value of derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. In conjunction with the FASB’s fair value measurement guidance, the Company has elected to account for the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Short-term borrowings:

The carrying amount of overnight securities sold under agreements to repurchase, federal funds purchased, and the U.S. Treasury tax and loan note option, approximates fair value, as the maturities of these borrowings are short-term.

Long-term borrowings:

Securities sold under agreements to repurchase with original maturities over one year and other advances have been valued at the present values of future cash flows using rates which approximate current market rates for instruments of like maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 76,806	$ 76,806	$ 76,806	$ —	$ —	$ 121,164	$ 121,164
Available for sale investments	1,138,748	1,138,748	—	1,134,179	4,569	1,175,380	1,175,380
Held to maturity investments	160,824	166,312	—	166,312	—	104,296	111,054
Loans held for sale	210,040	210,040	—	210,040	—	185,984	185,984
Loans, net of allowance	2,810,288	2,868,040	—	31,191	2,836,849	2,824,555	2,825,765
Investment in FHLB and FRB stock	63,039	63,039	—	63,039	—	56,781	56,781
Accrued interest receivable	15,113	15,113	15,113	—	—	15,472	15,472
Derivative financial instruments	31,143	31,143	—	26,154	4,989	30,519	30,519
Other assets	2,892	2,892	2,892	—	—	2,688	2,688

Total financial assets	$4,508,893	$4,572,133	$ 94,811	$1,630,915	$2,846,407	$4,516,839	$4,524,807

Financial Liabilities:
Deposits without stated maturities	$1,824,924	$1,824,924	$1,824,924	$ —	$ —	$1,823,227	$1,823,227
Deposits with stated maturities	1,164,715	1,170,321	—	1,170,321	—	1,299,984	1,312,956
Short-term borrowings	924,641	924,635	—	924,635	—	768,133	768,135
Long-term borrowings	85,000	87,979	—	87,979	—	147,500	151,824
Accrued interest payable	3,639	3,639	3,639	—	—	5,741	5,741
Derivative financial instruments	18,683	18,683	—	18,683	—	24,801	24,801
Junior subordinated debentures	86,607	73,098	46,131	26,967	—	86,607	56,298
Subordinated notes, net	89,867	88,208	—	88,208	—	89,648	88,849

Total financial liabilities	$4,198,076	$4,191,487	$1,874,694	$2,316,793	$ —	$4,245,641	$4,231,831

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$ 4,439	$ 4,439	$ —	$ 4,439	$ —	$ 4,368	$ 4,368
Standby letters of credit	292	292	—	292	—	277	277

Total off-balance-sheet financial instruments	$ 4,731	$ 4,731	$ —	$ 4,731	$ —	$ 4,645	$ 4,645

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

12. Segment Reporting:

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

The following table presents financial information from the Company’s operating segments for the periods ended March 31, 2012 and March 31, 2011.

	Banking		Mortgage Banking		Other*		Consolidated Total
	(in thousands)
As of March 31:	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income	$ 37,188	$ 34,773	$ 2,461	$1,334	$(3,847)	$(3,920)	$ 35,802	$ 32,187
Provision for loan losses	7,225	10,241	125	—	—	—	7,350	10,241
Total noninterest income	6,372	5,321	17,531	1,522	43	42	23,946	6,885
Total noninterest expense	25,076	24,011	11,492	4,538	—	—	36,568	28,549

Income (loss) before income taxes	11,259	5,842	8,375	(1,682)	(3,804)	(3,878)	15,830	282
Income tax expense (benefit)	4,503	2,336	3,350	(639)	(1,492)	(1,803)	6,361	(106)

Net income (loss)	$ 6,756	$ 3,506	$ 5,025	$(1,043)	$(2,312)	$(2,075)	$ 9,469	$ 388

Total average assets	$4,233,634	$4,239,858	$422,787	$146,141	$ 3,600	$ 3,584	$4,660,021	$4,389,583
Average loans	2,739,092	2,804,422	390,130	129,517	—	—	3,129,222	2,933,939

*	The Other category includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.

13. Subsequent Events

Events subsequent to the balance sheet date of March 31, 2012 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheets, including the estimates inherent in the process of preparing the financial statements. The Company had no additional evidence about conditions that existed at the date of the Consolidated Balance Sheets or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

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

The following discussion and analysis presents our consolidated financial condition and results of operations as of and for the dates and periods indicated. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on March 9, 2012.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, President Obama signed the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and others have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to impact smaller institutions over time in varying degrees. Management of the Company and Bank will continue to evaluate the effect of these changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the business, financial condition and results of operations of the Company and the Bank.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements – Summary of Significant Accounting and Reporting Policies” in our 2011 Annual Report on Form 10-K.

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

Income Taxes

We maintain net deferred tax assets for deductible temporary differences between book and taxable income, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs of loans are deductible, not the provision for loan losses. Under U.S. generally accepted accounting principals, (“GAAP”), a deferred tax asset valuation allowance is required to be recognized if it is more-likely-than-not that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate ability to realize our deferred tax assets. Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods, positive credit quality trends and the state of overall economic environment. Examples of negative evidence may include a cumulative loss in the current year and prior two years, no tax planning opportunities to accelerate income, availability of taxes paid in open carryback years and negative general business and economic trends. We currently do not maintain a valuation allowance against our net deferred tax assets because management has determined that it is more-likely-than-not that these deferred tax assets will be realized.

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

Valuation of Investment Securities

The fair value of our investment securities portfolio is determined in accordance with GAAP, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our financial statements. We obtain the fair value of investment securities from an independent pricing service. We periodically review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. While we use an independent pricing service to obtain the fair values of our investment portfolio, we employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected assets and review the valuations and any significant differences in valuations with members of management who have the relevant technical expertise to assess the results. In addition, we review the third party valuation methodology on a periodic basis.

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more-likely-than-not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss, and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our Consolidated Statements of Operations.

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

These risks, uncertainties and other factors include, without limitation:

•	Our business may be adversely affected by the highly regulated environment in which we operate.

•	Competition from financial institutions and other financial services providers may adversely affect our growth and profitability.

•	Our business is subject to the conditions of the local economy in which we operate and continued weakness in the local economy and the real estate markets may adversely affect us.

•	Our business is subject to domestic and to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could adversely affect our business.

•	The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

•	Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

•	Our residential mortgage loan repurchase reserve for losses could be insufficient.

•	We are subject to interest rate risk, including interest rate fluctuations that could reduce our profitability.

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

•	We are dependent upon outside third parties for processing and handling of Company records and data.

•

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

•	We are subject to lending concentration risks.

•	We may not be able to access sufficient and cost-effective sources of liquidity.

•	We are subject to liquidity risk, including unanticipated deposit volatility.

•	The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense.

•	Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

•	We are a bank holding company and our sources of funds are limited.

•	Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

•	Our reputation could be damaged by negative publicity.

•	New lines of business or new products and services may subject us to certain additional risks.

•	We may experience difficulties in managing our future growth.

•	We and our subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

•	Our participation in the U.S. Treasury’s Troubled Asset Relief Capital Purchase Program may place significant restrictions on our operations.

•	Regulatory requirements, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

•

We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the sections captioned “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on March 9, 2012. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2012 was $9.5 million, compared to $388,000 for the first three months of 2011. Net income applicable to common stockholders was $7.7 million, or $0.26 per diluted common share outstanding, for the first quarter of 2012, compared to a net loss applicable to common stockholders of $2.1 million, or $0.12 per diluted common share, in the first quarter of 2011. Results were led by strong mortgage banking revenue and continued improvements in credit quality in the first quarter of 2012 as compared to the first quarter of 2011.

Highlights

•

Pre-tax, pre-provision operating earnings (a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on sales of investment securities and debt extinguishment expense are excluded) increased 73.9% to a record high $24.0 million for the quarter ended March 31, 2012, as compared to $13.8 for the quarter ended March 31, 2011.

•

In the first quarter of 2012, revenue (a non-GAAP financial measure calculated as net interest income plus noninterest income less gain or losses on sales of investment securities) was $58.9 million, an increase of 50.6% from $39.1 million in the first quarter of 2011.

•	Mortgage banking revenue grew to $17.5 million, compared to $1.5 million in the same quarter in 2011.

•	Net interest margin increased from 3.07% in the first quarter of 2011 to 3.29% in the first quarter of 2012.

•	Average in-market deposits, excluding time deposits, increased by $319.6 million or 21.4%, growing from $1.49 billion in the first quarter of 2011 to $1.81 billion in the first quarter of 2012.

•	Nonperforming assets were $130.4 million, or 2.78%, of total assets on March 31, 2012, compared to $206.4 million, or 4.81% of total assets on March 31, 2011.

•	Our allowance for loan losses as a percentage of nonperforming loans was 100.01% at March 31, 2012 as compared to 68.35% at March 31, 2011.

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

The following table reconciles the income (loss) before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2012	Mar. 31, 2011
	(in thousands)
Income (loss) before income taxes	$15,830	$ 282
Add back (subtract):
Credit costs:
Provision for loan losses	7,350	10,241
Nonperforming asset expense	694	3,277

Credit costs subtotal	8,044	13,518
Other:
Gain on sales of investment securities	(956)	—
Derivative termination fees	—	—
Early extinguishment of debt	1,001	—
Impairment of investment securities	125	—

Other subtotal	170	—

Pre-tax, pre-provision operating earnings	$24,044	$13,800

The following table details the components of revenue for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2012	Mar. 31, 2011
	(in thousands)
Net interest income	$35,802	$32,187
Noninterest income	23,946	6,885
Add back (subtract):
Gain on sales of investment securities	(956)	—
Derivative termination fees	—	—
Impairment of investment securities	125	—

Revenue	$58,917	$39,072

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

Net interest income was $35.8 million for the first quarter of 2012, an increase of $3.6 million, or 11.2%, from $32.2 million in the first quarter of 2011.

Net interest margin increased from 3.07% in the first quarter of 2011 to 3.29% in the first quarter of 2012, an increase of 22 basis points. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Net interest margin increased due to a decrease in funding costs due to higher priced certificates of deposit (“CDs”) and brokered CDs maturing and due to deliberate changes made to the funding mix, including modification or termination of debt in 2011 and the first quarter of 2012.

The yield on average earning assets decreased from 4.52% in the first quarter of 2011 to 4.25% in the first quarter of 2012 due to decreased yields on both loans and investment securities. This variance was in part driven by growth in mortgage loans originated by Cole Taylor Mortgage and held in the loan portfolio, which increased average loan balances but lowered the yield on loan balances. The yield earned on loans declined to 4.54% in the first quarter of 2012 from 4.89% in the first quarter of 2011. In addition, the yield on the investment securities portfolio decreased from 3.73% in the first quarter of 2011 to 3.54% in the first quarter of 2012.

The yield on total interest-bearing liabilities declined from 1.77% in the first quarter of 2011 to 1.22% in the first quarter of 2012. The decline reflects significant, anticipated deposit repricing as well as deliberate changes in the funding mix, including early extinguishment of debt.

Average interest-earning assets during the first quarter of 2012 were $4.41 billion as compared to $4.29 billion during the first quarter of 2011, an increase of $120.8 million, or 2.8%. The increase was driven by an increase in consumer loans, largely due to certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio. Average loan balances increased $195.3 million, or 6.7%, from the first quarter of 2011 to the first quarter of 2012 while average investment balances decreased $74.4 million, or 5.5%, during that same time period.

Average interest-bearing deposit balances decreased to $2.29 billion in the first quarter of 2012, compared to $2.46 billion in the first quarter of 2011, a decrease of $174.6 million, or 7.1%. Time deposits decreased $346.6 million, or 22.0%, while the total of interest-bearing demand deposits and savings deposits increased $172.0 million or 19.4%. Average noninterest-bearing deposits also increased, growing from $612.0 million in the first quarter of 2011 to $754.0 million in the first quarter of 2012.

With an adjustment for tax-exempt income, our consolidated net interest income for the first quarter of 2012 was $36.2 million, compared to $32.6 million for the same quarter a year ago. This non-GAAP presentation is discussed below. See “Tax-Equivalent Adjustments to Yields and Margins.”

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

	INCREASE/(DECREASE) Quarter Ended March 31, 2012 As Compared to Quarter Ended March 31, 2011
	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(748)	$(698)	$140	$(1,306)
Loans	2,263	(2,730)	393	(74)

Total interest-earning assets				(1,380)

INTEREST PAID ON:
Interest-bearing deposits	(586)	(2,724)	96	(3,214)
Total borrowings	547	(2,351)	75	(1,729)

Total interest-bearing liabilities				(4,943)

Net interest income, tax-equivalent				$3,563

*	Represents variance due to one greater day in the quarter ended March 31, 2012 versus the quarter ended March 31, 2011.

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

	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net interest income as stated	$35,802	$32,187
Tax equivalent adjustment-investments	357	417
Tax equivalent adjustment-loans	32	24

Tax equivalent net interest income	$36,191	$32,628

Yield on earning assets without tax adjustment	4.21%	4.48%
Yield on earning assets - tax equivalent	4.25%	4.52%

Net interest margin without tax adjustment	3.26%	3.03%
Net interest margin - tax equivalent	3.29%	3.07%

Net interest spread without tax adjustment	2.99%	2.71%
Net interest spread - tax equivalent	3.02%	2.75%

The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35%.

	For the Three Months Ended March 31,
	2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,214,586	$10,318	3.40%	$1,280,002	$11,452	3.58%
Tax-exempt (tax equivalent) (2)	66,859	1,020	6.10	75,825	1,192	6.29

Total investment securities	$1,281,445	11,338	3.54	1,355,827	12,644	3.73

Cash equivalents	960	3	1.24	1,109	3	1.08

Loans (2) (3):
Commercial and commercial real estate	2,611,527	29,838	4.52	2,656,905	32,282	4.86
Residential real estate mortgages	451,569	3,992	3.54	197,495	2,106	4.27
Home equity and consumer	66,126	697	4.23	79,539	862	4.40
Fees on loans		788			139

Net loans (tax equivalent) (2)	3,129,222	35,315	4.54	2,933,939	35,389	4.89

Total interest-earning assets (2)	4,411,627	46,656	4.25	4,290,875	48,036	4.52

NON-EARNING ASSETS:
Allowance for loan losses	(105,068)			(132,545)
Cash and due from banks	90,103			121,105
Accrued interest and other assets	263,359			110,148

TOTAL ASSETS	$4,660,021			$4,389,583

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,019,219	1,545	0.61	$ 848,246	1,779	0.85
Savings deposits	39,107	7	0.07	38,094	8	0.09
Time deposits	1,227,968	3,858	1.26	1,574,597	6,837	1.76

Total interest-bearing deposits	2,286,294	5,410	0.95	2,460,937	8,624	1.42

Short-term borrowings	854,257	564	0.26	517,469	985	0.76
Long-term borrowings	120,618	500	1.64	364,319	1,867	2.05
Junior subordinated debentures	86,607	1,472	6.80	86,607	1,443	6.66
Subordinated notes	89,758	2,519	11.23	88,942	2,489	11.19

Total interest-bearing liabilities	3,437,534	10,465	1.22	3,518,274	15,408	1.77

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	753,995			612,032
Accrued interest, taxes and other liabilities	61,933			52,801

Total noninterest-bearing liabilities	815,928			664,833

STOCKHOLDERS’ EQUITY	406,559			206,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,660,021			$4,389,583

Net interest income (tax equivalent) (2)		$36,191			$32,628

Net interest spread (tax equivalent) (2) (4)			3.02%			2.75%

Net interest margin (tax equivalent) (2) (5)			3.29%			3.07%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Service charges	$ 3,291	$2,890
Mortgage banking revenue	17,530	1,517
Gain (loss) on disposition of bulk purchased mortgage loans	(7)	28
Gain on sales of investment securities	956	—
Letter of credit & other loan fees	945	1,151
Change in market value of employee deferred compensation plan	167	167
Other derivative income	561	753
Other noninterest income	503	379

Total noninterest income	$23,946	$6,885

Total noninterest income was $23.9 million during the first quarter of 2012, an increase of $17.0 million, or 246.4%, as compared to the $6.9 million of noninterest income for the first quarter of 2011. This increase is primarily due to an increase in mortgage banking revenue generated from Cole Taylor Mortgage. Mortgage banking revenue increased from $1.5 million in the first quarter of 2011 to $17.5 million in the first quarter of 2012, a change of $16.0 million. Cole Taylor Mortgage experienced a significant increase in mortgage loan fundings, improving margins on mortgage loan sales in the secondary market and increased diversification of revenues with growth in mortgage servicing rights (“MSRs”) in the first quarter of 2012 as compared to the first quarter of 2011.

Service charges increased from $2.9 million in the first quarter of 2011 to $3.3 million in the first quarter of 2012, an increase of $400,000 or 13.8%. The increase is due to the introduction of new products and the addition of customers throughout 2011 and 2012, as well as pricing adjustments which commenced in the first quarter of 2012.

The first quarter of 2012 included gains on the sales of available for sale investment securities of $1.0 million. These securities were sold at the same time as an early extinguishment of debt occurred. There were no gains on the sales of available for sale investment securities in the first quarter of 2011.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$15,488	$13,251
Incentives, commissions, and retirement benefits	8,149	1,438

Total salaries and employee benefits	23,637	14,689
Occupancy of premises, furniture and equipment	2,790	2,890
Nonperforming asset expense	694	3,277
Early extinguishment of debt	1,001	—
FDIC assessment	1,702	1,948
Legal fees, net	856	794
Other professional services	579	352
Other noninterest expense	5,309	4,599

Total noninterest expense	$36,568	$28,549

Efficiency ratio*	62.07%	73.07%

*	The efficiency ratio is calculated by dividing total noninterest expense by an amount equal to net interest income plus noninterest income, excluding gains or losses on investment securities.

Noninterest expense during the first quarter of 2012 increased $8.1 million, or 28.4%, to $36.6 million, as compared to $28.5 million during the same quarter in 2011. The higher level of noninterest expense during the first quarter of 2012 is primarily the result of increased salaries and employee benefits and early extinguishment of debt expense, partially offset by decreased nonperforming asset expense.

The first quarter of 2012 includes $1.0 million in early extinguishment of debt expense due to a decision to shift funding sources to lower cost alternatives. This early extinguishment occurred at the same time as a sale of available for sale investment securities occurred.

Salaries, employment taxes and medical insurance during the first quarter of 2012 increased $2.2 million, or 16.5%, to $15.5 million, as compared to $13.3 million during the first quarter of 2011. The number of full time equivalent employees increased to 652 at March 31, 2012, as compared to 610 at March 31, 2011, an increase of 42, primarily due to hiring of additional employees at Cole Taylor Mortgage. Incentives, commissions and retirement benefits increased $6.7 million for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, primarily due to increases in mortgage banking and corporate incentives.

Nonperforming asset expense totaled $694,000 during the first quarter of 2012 as compared to $3.3 million during the first quarter of 2011, a decrease of $2.6 million. The decrease was due to lower levels of write-downs on other real estate owned and repossessed assets and lower unfunded commitment reserves.

Nonperforming asset expense reported in noninterest expense includes expenses associated with other real estate owned (“OREO”) and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment.

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

A quantification of the amount of expense in each of these categories for the periods indicated is as follows:

	For the Quarter Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Held for sale	$511	$1,959
Held for investment	183	1,318

Total	$694	$3,277

Our efficiency ratio was 62.07% in the first quarter of 2012, compared to 73.07% in the first quarter in 2011. The improvement in the efficiency ratio was largely due to the increase in mortgage banking revenue.

Income Taxes

Income tax expense increased from a benefit of $106,000 in the first quarter of 2011 to an expense of $6.4 million in the first quarter of 2012, an increase of $6.5 million. This increase was primarily due to the increase in our income before income taxes, which increased from $282,000 in the first quarter of 2011 to $15.8 million in the first quarter of 2012. At December 31, 2011, we released our $73.2 million valuation allowance against our net deferred tax assets. As this valuation allowance no longer exists, income tax expense is recognized on the statement of operations.

In addition to the increase in income tax expense related to the increase in income before income taxes, the first quarter of 2011 included an income tax benefit due to a change in the State of Illinois tax rate as applied to our January 1, 2011 net deferred tax asset after valuation allowance.

Segment Review

As described in Note 12 “Segment Reporting,” of the notes to the consolidated financial statements, we have two principal operating segments: Banking and Mortgage Banking.

The Banking segment consists of commercial banking, commercial real estate banking, asset based lending, retail banking and all other functions that support those units. Net income for the Banking segment for the quarter ended March 31, 2012 was $6.8 million, an increase of $3.3 million from net income of $3.5 million for the quarter ended March 31, 2011. Net interest income of $37.2 million for the first quarter of 2012 was $2.4 million greater than net interest income of $34.8 million for the same period in 2011. The increase is due to deposit repricing and deliberate changes to the funding mix, partially offset by decreased interest income due to lower loan volume and yields. Noninterest income increased from $5.3 million in the first quarter of 2011 to $6.4 million in the first quarter of 2012, an increase of $1.1 million. The increase was due to gains on the sale of available for sale investment securities of $1.0 million. In addition, increased service charges, due to new products and customers and a change in pricing, were partially offset by declines in other derivative income and loan fee income. Noninterest expense was $25.1 million in the first quarter of 2012 as compared to $24.0 million in the first quarter of 2011, an increase of $1.1 million. This increase was primarily due to early extinguishment of debt expense of $1.0 million. Increases in salaries and benefits and incentive compensation are offset by decreased nonperforming asset expense.

The Mortgage Banking segment originates residential mortgage loans for sale to investors and for retention in our loan portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans. Net income for the Mortgage Banking segment for the first quarter of 2012 was $5.0 million, a $6.0 million increase from net loss of $1.0 million for the first quarter of 2011. Net interest income increased $1.2 million, from $1.3 million for the quarter ended March 31, 2011 to $2.5 million for the quarter ended March 31, 2012. Net interest income increased due to the growth in loans originated by the Mortgage Banking segment and held on the balance sheet. Noninterest income increased significantly, moving from $1.5 million in the first quarter of 2011 to $17.5 million in the first quarter of 2012. This increase reflects the segment’s expansion of its national platform and improved margins on mortgage loan sales in the secondary market. Noninterest expense increased from $4.5 million in the first quarter of 2011 to $11.5 million in the first quarter of 2012. The increase is largely due to increased salaries and employee benefits expense and incentive compensation expense, primarily related to volume growth.

In addition, we use an Other category, which includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.

FINANCIAL CONDITION

Overview

Total assets increased $9.3 million, or 0.2%, to $4.70 billion at March 31, 2012 from total assets of $4.69 billion at December 31, 2011, largely the result of increases in investment securities, loans held for sale and other assets. These increases were offset by decreases in cash and cash equivalents and loans. Total liabilities stayed flat at $4.28 billion at March 31, 2012 resulting from increases in short-term borrowings offset by decreases in total deposits and long-term borrowings. Total stockholders’ equity at March 31, 2012 was $416.8 million, as compared to $409.5 million at December 31, 2011.

Investment Securities

Investment securities totaled $1.30 billion at March 31, 2012, compared to $1.28 billion at December 31, 2011, an increase of $19.9 million, or 1.6%. During the first three months of 2012, we purchased approximately $82.8 million of investment securities, mostly mortgage-related securities.

As of March 31, 2012, mortgage-related securities (at estimated fair value) comprised 92.7% of our investment portfolio, almost all of which were securities issued by government and government-sponsored enterprises.

At March 31, 2012, we had a net unrealized gain of $40.2 million in our available for sale investment portfolio, which was comprised of $41.3 million of gross unrealized gains and $1.1 million of gross unrealized losses. At December 31, 2011 the net unrealized gain was $42.9 million, which was comprised of $44.6 million of gross unrealized gains and $1.7 million of gross unrealized losses. The gross unrealized losses at March 31, 2012 related to 6 investment securities with a carrying value of $15.8 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months or for more than 10% of their carrying value are subjected to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the 6 securities with gross unrealized losses at March 31, 2012, only three securities have been in a loss position for 12 months or more and one had other-than-temporary impairment charge of $125,000 which was recorded against earnings in the first quarter of 2012.

As a member of FHLB, we are required to hold FHLB stock. The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At March 31, 2012, we held $51.4 million of FHLBC stock and maintained $869.0 million of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans

The composition of our loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012		December 31, 2011
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,437,379	49%	$1,426,221	50%
Commercial real estate secured	963,300	33	1,037,976	35
Residential construction and land	56,780	2	64,824	2
Commercial construction and land	102,404	4	99,021	3

Total commercial loans	2,559,863	88	2,628,042	90
Consumer loans	343,934	12	300,257	10

Total loans	2,903,797	100%	2,928,299	100%
Less: Allowance for loan losses	(93,509)		(103,744)

Portfolio loans, net	$2,810,288		$2,824,555

Loans Held for Sale	$210,040		$185,984

Total loans in our portfolio slightly decreased to $2.90 billion at March 31, 2012 from $2.93 billion at December 31, 2011. Total commercial loans, which includes commercial and industrial (“C&I”), commercial real estate secured, and construction and land loans, decreased $68.2 million, or 2.6%. The decline in total commercial loans was primarily due to a decrease of $74.7 million, or 7.2%, in commercial real estate secured loans and a decrease of $8.0 million, or 12.4%, in residential construction and land loans. These decreases were offset by slight increases in commercial and industrial and commercial construction and land loans. Consumer loans increased $43.7 million.

C&I loans are made to businesses or to individuals for business purposes. C&I loans are made on either a secured or unsecured basis for a wide range of business purposes, terms, and maturities. These loans are made primarily in the form of seasonal or working-capital loans or term loans. Repayment of these loans is generally provided through the operating cash flow of the borrower.

The risk characteristics of C&I loans are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment, changes in interest rates and money supply, and other factors that affect the borrower’s operations and the value of the underlying collateral. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. Our C&I loan portfolio is comprised of loans made to a variety of businesses in a diverse range of industries. This portfolio diversification is a significant factor used to mitigate the risk associated with fluctuations in economic conditions.

C&I loans also include those loans made by our asset-based lending division. Asset-based loans are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory, equipment and other fixed assets, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral coverage, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

Total C&I loans were relatively unchanged at $1.44 billion at March 31, 2012 and $1.43 billion at December 31, 2011, and accounted for 50% of our total loan portfolio at March 31, 2012.

Commercial real estate loans on completed properties include loans for the purchase of real property or for other business purposes where the primary collateral is the underlying real property. Our commercial real estate loans consist of loans on commercial owner-occupied properties and investment properties. Investment properties refer to multi-family residences and income producing non-owner occupied commercial real estate, including retail strip centers or malls, office and mixed use properties and other commercial and specialized properties, such as nursing homes, gas stations and convenience stores, churches, hotels, and motels. Repayment of these loans is generally provided through the operating cash flow of the property.

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

The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$127,795	13%	$143,052	14%
Office/mix use property	111,647	11	113,429	11
Commercial properties	120,143	13	129,921	12
Specialized – other	76,845	8	80,971	8
Other commercial properties	20,228	2	40,270	4

Subtotal commercial non-owner occupied	456,658	47	507,643	49
Commercial owner occupied	425,004	44	446,259	43
Multi-family properties	81,638	9	84,074	8

Total commercial real estate secured	$963,300	100%	$1,037,976	100%

Our commercial real estate secured loans decreased $74.7 million, or 7.2%, to $963.3 million at March 31, 2012, as compared to $1.04 billion at December 31, 2011. Approximately 92% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

Residential real estate construction and land loans primarily consist of loans to real estate developers to construct single-family homes, town-homes and condominium conversions. Commercial real estate construction and land loans primarily consist of loans to construct commercial real estate or income-producing properties. Both the residential and commercial real estate construction and land loans are repaid from proceeds from the sale of the finished units by the developer or may be converted to commercial real estate loans at the completion of the construction process. The risk characteristics of these loans are influenced by national and local economic conditions, including the rate of unemployment and consumer confidence and the related impact that these conditions have on demand, housing prices and real estate values. In addition, credit risk on individual projects is influenced by the developers’ ability and efficiency in completing construction, selling finished units or obtaining tenants to occupy these properties. Credit risk for these loans is primarily managed by underwriting standards, lending primarily in local markets to developers with whom we have has experience and ongoing oversight of project progress.

Our residential construction and land loans decreased by $8.0 million, or 12.4%, to $56.8 million at March 31, 2012, as compared to $64.8 million at December 31, 2011. Commercial construction and land loans totaled $102.4 million at March 31, 2012 as compared to $99.0 million at December 31, 2011, an increase of $3.4 million.

Our consumer loans consist of open and closed-end credit extended to individuals for household, family, and other personal expenditures. Consumer loans primarily include loans to individuals secured by their personal residence, including first mortgages and home equity and home improvement loans. The primary risks in consumer lending are loss of income of the borrower that can result from job losses or unforeseen personal hardships due to medical or family issues that may impact repayment. In the case of first and second mortgage or home equity lending, a significant reduction in the value of the asset financed can influence a borrower’s ability to repay the loan. Because the size of consumer loans is typically smaller than commercial loans, the risk of loss on an individual consumer loan is usually less than that of a commercial loan. Credit risk for these loans is managed by reviewing creditworthiness of the borrower, monitoring payment histories and obtaining adequate collateral positions.

Total consumer loans, increased $43.7 million, or 14.5%, to $343.9 million at March 31, 2012. This increase is the result of certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio rather than sold in the secondary market.

Loans Held for Sale

At March 31, 2012, we held $210.0 million loans classified as held for sale, as compared to $186.0 million at December 31, 2011. At each of March 31, 2012 and December 31, 2011, the held for sale portfolio consisted solely of residential mortgage loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balances associated with these loans was $203.9 million at March 31, 2012, with an unrealized gain of $6.1 million that was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$54
Nonaccrual loans:
Commercial and industrial	21,076	42,909	57,500
Commercial real estate secured	30,185	35,159	76,134
Residential construction and land	7,113	7,810	13,599
Commercial construction and land	26,046	5,279	6,311
All other loan types	9,078	11,904	14,612

Total nonaccrual loans	93,498	103,061	168,156

Total nonperforming loans	93,498	103,061	168,210
OREO and repossessed assets	36,941	35,622	38,165

Total nonperforming assets	$130,439	$138,683	$206,375

Performing restructured loans not included in nonperforming assets	$14,828	$14,176	$19,741
Nonperforming loans to total loans	3.00%	3.31%	5.93%
Nonperforming assets to total loans plus OREO and repossessed assets	4.14%	4.40%	7.18%
Nonperforming assets to total assets	2.78%	2.96%	4.81%

Nonperforming assets were $130.4 million, or 2.78%, of total assets on March 31, 2012, compared to $138.7 million, or 2.96% of total assets on December 31, 2011, and $206.4 million, or 4.81% of total assets on March 31, 2011. During the first quarter of 2012, $17.6 million of nonperforming loans were charged-off and $5.6 million of loans were transferred to OREO and repossessed assets. These decreases in nonperforming assets were offset by new nonaccrual loans.

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

Commercial real estate secured nonaccrual loans are the largest category of nonaccrual loans at $30.2 million and comprise approximately 32% of all nonaccrual loans. An increase of $20.8 million in commercial construction and land nonaccrual loans in the first quarter of 2012 was largely comprised of one borrower who was already on the watch list of criticized and classified loans. Partially offsetting this increase was a decrease of $21.8 million in commercial and industrial nonaccrual loans, as well as reductions in residential construction and land nonaccrual loans, primarily resulting from charge-offs, transfers to OREO and paydowns.

Other real estate owned and repossessed assets:

OREO and repossessed assets totaled $36.9 million at March 31, 2012 as compared to $35.6 million at December 31, 2011 and $38.2 million at March 31, 2011. The following table provides a rollforward, for the periods indicated, of other real estate owned and repossessed assets:

	For the Period Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Balance at beginning of period	$35,622	$31,490
Transfers from loans	5,600	8,619
Dispositions and settlements	(3,986)	(531)
Additional impairment	(295)	(1,413)

Balance at end of period	$36,941	$38,165

During the first quarter of 2012, we transferred $5.6 million of loans into other real estate owned and repossessed assets. The loans transferred primarily consisted of $1.5 million from our commercial and industrial portfolio, $684,000 from our commercial real estate secured portfolio and $3.4 million from our consumer portfolio. We also reduced the carrying value of certain other real estate owned and repossessed assets by $295,000 during the first quarter of 2012 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio. The level of other real estate owned and repossessed assets has decreased from March 31, 2011 to March 31, 2012, however, we expect that these assets may increase in the future as we continue to work through the elevated level of nonperforming assets.

Impaired loans:

At March 31, 2012, impaired loans totaled $99.3 million, compared to $108.5 million at December 31, 2011. Total impaired loans were $178.6 million at March 31, 2011.

The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	March 31, 2012	Dec. 31, 2011	March 31, 2011
	(in thousands)
Impaired loans:
Commercial and industrial	$26,667	$48,895	$69,415
Commercial real estate secured	34,405	39,398	82,651
Residential construction and land	7,114	7,813	17,129
Commercial construction and land	26,045	6,791	6,311
Consumer-oriented	5,055	5,638	3,086

Total impaired loans	$99,286	$108,535	$178,592

Recorded balance of impaired loans:
With related allowance for loan losses	$61,813	$71,512	$122,891
With no related allowance for loan losses	37,473	37,023	55,701

Total impaired loans	$99,286	$108,535	$178,592

Allowance for losses on impaired loans:
Commercial and industrial	$10,214	$23,292	$28,346
Commercial real estate secured	3,745	7,540	15,302
Residential construction and land	1,047	1,181	3,417
Commercial construction and land	7,464	31	79
Consumer-oriented	—	—	—

Total allowance for losses on impaired loans	$22,470	$32,044	$47,144

The decrease in impaired loans during the first quarter of 2012 primarily resulted from net charge-offs and transfers into OREO and were partially offset by additions to impaired loans during the period. The allowance for loan losses related to impaired loans decreased during the first quarter of 2012 and totaled $22.5 million at March 31, 2012 as compared to $32.0 million at December 31, 2011 and $47.1 million at March 31, 2011. The decrease in the allowance for losses on impaired loans in 2012 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment on these loans. Commercial real estate secured loans comprise approximately 35% of all impaired loans and comprised 17% of the allowance for loan losses on impaired loans.

Through an individual impairment analysis, at March 31, 2012, we determined that $61.8 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $22.5 million. We also held $37.5 million of impaired loans, for which the individual analysis did not result in a measure of impairment, and so no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based upon the fair value of the collateral, less estimated cost to sell. Generally, since the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. For impaired loans that are collateral dependent, our practice is to obtain an updated appraisal every nine to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. OREO and repossessed assets require an updated appraisal at least annually. We have established policies and procedures related to appraisals and maintain a list of approved appraisers who have met specific criteria. In addition, our policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review by a qualified third party to ensure the consistency and quality of the appraisal and valuation. We discount appraisals for estimated selling costs and, when appropriate, consider the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.

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

Impaired loans include all nonaccrual loans, accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled-debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At March 31, 2012, we held $62.1 million of loans classified as troubled-debt restructurings which includes commercial loans of $55.4 million and consumer loans of $6.7 million.

The balance of nonaccrual and impaired loans as of March 31, 2012 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$84,420	$84,420
Commercial loans on accrual but impaired	N/A	9,811
Consumer loans	9,078	5,055

	$93,498	$99,286

n/a - not applicable

Potential problem loans:

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. As of March 31, 2012, these potential problem loans totaled $15.4 million. Of these potential problem loans at March 31, 2012, $11.3 million were in our commercial and industrial portfolio and $4.1 million were in our commercial real estate secured portfolio. In comparison, potential problem loans at December 31, 2011 totaled $37.0 million. The potential problem loans at December 31, 2011 included $20.3 million of construction and land loans, $12.6 million of commercial and industrial loans and $4.1 million of commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Average total loans	$3,129,222	$2,933,939

Total loans at end of period	$3,113,837	$2,836,759

Allowance for loan losses:
Allowance at beginning of period	$103,744	$124,568
Net (charge-offs) recoveries:
Commercial and commercial real estate	(15,347)	(10,734)
Real estate – construction	(1,197)	(8,692)
Residential real estate mortgages and consumer loans	(1,041)	(417)

Total net charge-offs	(17,585)	(19,843)
Provision for loan losses	7,350	10,241

Allowance at end of period	$93,509	$114,966

Annualized net charge-offs to average total loans	2.25%	2.71%
Allowance to total loans at end of period (excluding loans held for sale)	3.22%	4.13%
Allowance to nonperforming loans	100.01%	68.35%

Our allowance for loan losses was $93.5 million at March 31, 2012, or 3.22% of end-of-period loans (excluding loans held for sale) and 100.01% of nonperforming loans. At March 31, 2011, the allowance for loan losses was $115.0 million, which represented 4.13% of end-of-period loans (excluding loans held for sale) and 68.35% of nonperforming loans. Net charge-offs during the first quarter of 2012 were $17.6 million, or 2.25% of average loans on an annualized basis. In comparison, net charge-offs during the first quarter of 2011 were $19.8 million, or 2.71% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the level of the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $7.4 million in the first quarter of 2012 and $10.2 million in the first quarter of 2011.

Mortgage Servicing Rights

We sell residential mortgage loans originated by Cole Taylor Mortgage. In the three months ended March 31, 2012, we sold a portion of the originated loans into the secondary market while retaining servicing rights of those loans. Upon sale, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of $5.6 million of MSRs in the first quarter of 2012, which were recorded at fair value at the time of purchase.

We elected to account for MSRs using the fair value option. The balance of the MSR asset was $22.4 million at March 31, 2012 and $8.7 million at December 31, 2011. The amount of loans serviced for others at March 31, 2012 was $2.38 billion and $1.02 billion at December 31, 2011.

Deposits

Total deposit balances at March 31, 2012 decreased $133.6 million to $2.99 billion as compared to $3.12 billion at year-end 2011. During the first quarter of 2012, our total in-market deposits decreased $60.6 million and our out-of-market deposits decreased by $72.9 million.

Total in-market deposits decreased $60.6 million to $2.50 billion at March 31, 2012 as compared to $2.56 billion at December 31, 2011. Noninterest-bearing deposits decreased $99.8 million to $702.7 million primarily due to seasonality. Customer CDs decreased $52.1 million to $506.8 million and public time deposits decreased $14.6 million to $39.5 million. NOW accounts increased $67.8 million to $392.7 million largely due to new relationships. Money market account balances increased $32.4 million to $689.9 million due to our on-going strategy to increase deposits with our core customers. Total out-of-market deposits decreased by $72.9 million to $491.9 million at March 31, 2012 from $564.8 million at year-end 2011, with most of the decrease occurring in brokered CDs which decreased by $68.0 million.

The following table sets forth the period-end balances of total deposits as of each of the dates indicated, as well as categorizes our deposits as “in-market” and “out-of-market” deposits:

	Mar. 31, 2012	Dec. 31, 2011
	(in thousands)
In-market deposits:
Noninterest-bearing deposits	$702,723	$802,480
NOW accounts	392,659	324,877
Savings accounts	39,630	38,370
Money market accounts	689,912	657,500
Customer certificates of deposit	506,784	558,874
CDARS time deposits	126,562	122,219
Public time deposits	39,509	54,086

Total in-market deposits	2,497,779	2,558,406

Out-of-market deposits:
Out-of-local-market certificates of deposit	130,989	135,838
Out-of-local market CDARS time deposits	21,834	21,899
Brokered certificates of deposit	339,037	407,068

Total out-of-market deposits	491,860	564,805

Total deposits	$2,989,639	$3,123,211

Average interest-bearing deposits for the first three months of 2012 decreased $174.6 million, or 7.1%, to $2.29 billion, compared to $2.46 billion for the first three months of 2011. A decrease of $172.3 million in certificates of deposit is responsible for most of the decrease in average interest-bearing deposits. Increases of $107.8 million in NOW accounts and $68.8 million in money market accounts were offset by decreases of $92.4 million in brokered CDs and $90.5 million in CDARS time deposits.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$753,995	24.8%	—%	$612,032	19.9%	—%
NOW accounts	348,723	11.5	0.67	240,928	7.9	1.06
Money market accounts	670,496	22.0	0.58	607,318	19.8	0.77
Savings deposits	39,107	1.3	0.07	38,094	1.2	0.09
Time deposits:
Certificates of deposit	541,106	17.8	1.41	713,423	23.2	1.83
Out-of-local-market certificates of deposit	132,255	4.3	0.87	114,714	3.7	1.24
Brokered certificates of deposit	372,835	12.3	1.58	465,195	15.1	2.40
CDARS time deposits	111,943	3.7	0.47	202,491	6.6	0.81
CDARS out-of-local market time deposits	21,926	0.7	—	—	—	—
Public time deposits	47,903	1.6	0.39	78,774	2.6	0.52

Total time deposits	1,227,968	40.4	1.26	1,574,597	51.2	1.76

Total deposits	$3,040,289	100.0%		$3,072,969	100.0%

Borrowings

Short-term borrowings include overnight securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings increased $156.5 million to $924.6 million at March 31, 2012, as compared to $768.1 million at December 31, 2011. Most of the increase resulted from a $149.0 million increase in short-term FHLB advances which reflects a shift from the use of higher cost brokered deposits. Overnight repurchase agreements increased $15.9 million.

Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. Long-term borrowings were $85.0 million at March 31, 2012, a decrease of $62.5 million from the balance of $147.5 million on December 31, 2011. Term structured repurchase agreements decreased $35.0 million and long-term FHLB advances decreased $27.5 million. In the first quarter of 2012, we terminated a long-term FHLB advance to shift funding sources to lower cost alternatives.

At March 31, 2012 and December 31, 2011, subject to available collateral, we had available pre-approved total repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow of $810.0 million at March 31, 2012 and $775.0 million at December 31, 2011. Remaining collateral available to pledge for repurchase agreement lines totaled $169.2 million at March 31, 2012, compared with $255.3 million at December 31, 2011.

At March 31, 2012, all borrowings from the FHLBC were collateralized by $893.5 million of investment securities and a blanket lien on $438.8 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $304.7 million at March 31, 2012. At December 31, 2011, we maintained collateral of $782.1 million of investment securities and a blanket lien on $390.8 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $277.3 million.

We participate in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2012 the Bank pledged $618.1 million of commercial loans as collateral and had available $512.5 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $569.2 million of commercial loans as collateral and had available $463.3 million of borrowing capacity under the BIC program at December 31, 2011. There were no borrowings under the BIC program at either March 31, 2012 or December 31, 2011.

Junior Subordinated Debentures

At March 31, 2012, we had $86.6 million of junior subordinated debentures comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued by each trust are currently callable at par, at our option. At March 31, 2012, unamortized issuance costs relating to TAYC Capital Trust I were $2.1 million and $347,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

The following table describes the subordinated debt outstanding at March 31, 2012 on the Consolidated Balance Sheets. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

	Mar. 31, 2012	Dec. 31, 2011
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,981)	(4,059)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(420)	(427)

Taylor Capital Group subordinated notes, net	33,099	33,014
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	60,000	60,000
Unamortized discount	(3,232)	(3,366)

Cole Taylor Bank subordinated notes, net	56,768	56,634

Total subordinated notes, net	$89,867	$89,648

CAPITAL RESOURCES

At March 31, 2012 and December 31, 2011, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2012:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$541,423	15.46%	>280,191	>8.00%	>350,239	>10.00%
Cole Taylor Bank	499,205	14.26	>280,024	>8.00	>350,030	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	418,460	11.95	>140,096	>4.00	>210,143	>6.00
Cole Taylor Bank	409,368	11.70	>140,012	>4.00	>210,018	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	418,460	9.08	>184,314	>4.00	>230,392	>5.00
Cole Taylor Bank	409,368	8.89	>184,158	>4.00	>230,197	>5.00

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42	>281,220	>8.00	>351,526	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	394,630	11.22	>140,683	>4.00	>211,025	>6.00
Cole Taylor Bank	381,563	10.85	>140,610	>4.00	>210,915	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	394,630	8.84	>178,661	>4.00	>223,327	>5.00
Cole Taylor Bank	381,563	8.53	>178,946	>4.00	>223,683	>5.00

All of our capital asset ratios increased during the first quarter of 2012, mostly due to net income for the quarter.

While we, as well as our Bank, continue to be considered “well capitalized” under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. We have agreed, consistent with past practice, to provide our regulators notice before the payment of dividends. The Bank is also subject to dividend restrictions set forth by regulatory authorities.

LIQUIDITY

During the first quarter of 2012, total assets increased $9.3 million, or 0.2%, primarily due to increases in investment securities, loans held for sale and other assets. Cash inflows during the first three months of 2012 consisted largely of $812.5 million increase in proceeds from loan sales, $156.5 million increase in short-term borrowings and $42.1 million in proceeds from principal payments and maturities of available for sale securities.

Cash outflows during the first three months of 2012 included $829.3 million for loans originated for sale, $133.3 million decrease in deposits, $38.6 million for the purchase of investment securities and a $62.5 million reduction in long-term borrowings.

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

At the holding company level, cash and cash equivalents decreased to $40.6 million at March 31, 2012 from $45.0 million at December 31, 2011. Significant cash outflows during the first quarter of 2012 included $1.3 million for the payment of dividends on our Series B preferred stock, and $2.2 million of interest paid on our junior subordinated debentures and subordinated notes.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.

At March 31, 2012, we had $811.2 million of undrawn commitments to extend credit and $83.7 million of financial and performance standby letters of credit. In comparison, at December 31, 2011, we had $846.7 million of undrawn commitments to extend credit and $75.0 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn and we expect no significant loss from our obligation under financial guarantees beyond the amount already recognized as a liability on the Company’s Consolidated Balance Sheets. At both March 31, 2012 and December 31, 2011, we maintained a liability for $4.4 million for undrawn commitments and standby letters of credit for which we believed funding and loss were probable.

Derivative Financial Instruments

At March 31, 2012, we had $106.9 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CDs is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on these interest rate swaps was $13,000 and was recorded in other derivative income in noninterest income in the first quarter of 2012.

At March 31, 2012, we had $60.0 million of notional amount interest rate swap agreements that are designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CDs is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $147,000 and was recorded in other derivative income in noninterest income in the first quarter of 2012.

At March 31, 2012 we also had $155.0 million of notional amount interest rate corridors which are designated as cash flow hedges against certain borrowings. The corridors are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI. There was no ineffectiveness on the interest rate corridors for the quarter ended March 31, 2012.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. At March 31, 2012, $813.0 million of derivative instruments were interest rate exchange agreements related to customer transactions, which are not designated as hedges. As of March 31, 2012, we had notional amounts of $406.5 million of interest rate swaps with customers in which we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2012, we had offsetting interest rate swaps with other counterparties with a notional amount of $406.5 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We enter into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the mortgage services rights asset. At March 31, 2012, the Company had a notional amount of $52.5 million of interest rate swaps. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

We enter into interest rate lock and forward loan sale commitments as part of Cole Taylor Mortgage’s origination business. At March 31, 2012, the Company had notional amounts of $580.9 million of interest rate lock commitments and $574.4 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of March 31, 2012, and there were no premiums related to covered call options recognized in noninterest income in the first quarter 2012.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative financial instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or any changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in the balance sheet such as callable agency and mortgage-backed securities, real estate mortgage loans, and callable borrowings are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

Net interest income for the next twelve months in a 200 basis points rising rate scenario was calculated to increase $1.7 million, or 1.4%, as compared to the net interest income in the rates unchanged scenario at March 31, 2012. At December 31, 2011, the projected variance in the rising rate scenario was a decrease of $907,000, or 0.6%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated because of the low level of market interest rates at both March 31, 2012 and December 31, 2011.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At March 31, 2012		At December 31, 2011
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,736	1.4%	$(907)	(0.6)%
- 200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU requires either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments. While this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. These ASUs are effective for the interim or annual periods beginning after December 15, 2011. These accounting standards were adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principles) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU is effective for the interim and annual period that begins after December 15, 2011. This accounting standard was adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes two criteria from the assessment of effective control when determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU is effective for the interim or annual period that begins after December 15, 2011, with no early adoption permitted. This accounting standard was adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

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

	2012 Quarter Ended	2011 Quarter Ended				2010 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$46,267	$ 46,345	$47,299	$46,821	$47,595	$ 49,967	$51,980	$ 53,682
Interest expense	10,465	11,079	12,581	14,578	15,408	16,405	17,613	19,004

Net interest income	35,802	35,266	34,718	32,243	32,187	33,562	34,367	34,678
Provision for loan losses	7,350	10,955	16,240	11,822	10,241	59,923	18,128	43,946
Noninterest income	23,946	16,538	19,432	6,387	6,885	18,009	44,142	6,158
Noninterest expense	36,568	31,846	28,152	27,846	28,549	36,971	26,646	27,467

Income (loss) before income taxes	15,830	9,003	9,758	(1,038)	282	(45,323)	33,735	(30,577)
Income taxes (benefit)	6,361	(73,317)	(42)	355	(106)	284	321	306

Net Income (loss)	9,469	82,320	9,800	(1,393)	388	(45,607)	33,414	(30,883)
Preferred dividends and discounts	(1,742)	(12,235)	(2,477)	(2,470)	(2,464)	(2,448)	(2,671)	(17,449)

Net income (loss) available to common stockholders	$ 7,727	$ 70,085	$ 7,323	$ (3,863)	$ (2,076)	$(48,055)	$30,743	$(48,332)

Income (loss) per common share:
Basic	$ 0.26	$ 3.20	$ 0.35	$ (0.19)	$ (0.12)	$ (2.76)	$ 1.68	$ (3.35)
Diluted	0.26	3.20	0.35	(0.19)	(0.12)	(2.76)	1.57	(3.35)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time a party to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, management knows of no pending or threatened legal actions against us that are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed September 15, 2008).

3.2	Certificate of Amendment, dated May 13, 2010, to the Third Amended and Restated Certificate of Incorporation of Taylor Capital group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed August 4, 2011).

3.3	Certificate of Amendment, dated December 27, 2011, to the Third Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on form 8-K filed December 27, 2011).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated November 19, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 24, 2008).

3.5	Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C of Taylor Capital Group, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed June 1, 2010).

3.6	Certificate of Amendment, dated December 27, 2011, to the Certificate of Designations of 8% Non-Cumulative, Convertible Perpetual Preferred Stock, Series C, of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 27, 2011).

3.7	Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D, and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E, of Taylor Capital Group, Inc. dated October 21, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 28, 2010).

3.8	Certificate of amendment, dated December 27, 2011, to the Certificate of Designations of Nonvoting Convertible Preferred Stock, Series D, and 8% Nonvoting, Non-Cumulative, Convertible Perpetual Preferred Stock, Series E, of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 27, 2011).

3.9	Certificate of Designations of 8% Non-cumulative, Nonvoting, Contingent Convertible Preferred Stock, Series F, and Non-Voting Convertible Preferred Stock, Series G (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2011).

3.10	Certificate of Designations of Nonvoting Convertible Preferred Stock of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 30, 2012).

3.11	Form of Third amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed September 15, 2008).

10.1	Exchange Agreement, dated as of March 26, 2012, by and among Taylor Capital Group, Inc., Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 30, 2012).

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: May 4, 2012
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)