Form 10-Q
period 2012-06-30
TAYLOR CAPITAL GROUP INC
filed 2012-08-08
CIK 1025536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2012, there were 28,674,009 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$105,315	$120,075
Short-term investments	71	1,089

Total cash and cash equivalents	105,386	121,164
Investment securities:
Available for sale, at fair value	922,924	1,175,380
Held to maturity, at amortized cost (fair value of $327,411 at June 30, 2012 and $111,054 at December 31, 2011)	317,481	104,296
Loans held for sale, at fair value	255,693	185,984
Loans, net of allowance for loan losses of $86,992 at June 30, 2012 and $103,744 at December 31, 2011	2,894,835	2,824,555
Premises, leasehold improvements and equipment, net	15,472	14,882
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	55,186	56,781
Other real estate and repossessed assets, net	32,627	35,622
Other assets	197,497	167,146

Total assets	$4,797,101	$4,685,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$971,818	$802,480
Interest-bearing	2,212,792	2,320,731

Total deposits	3,184,610	3,123,211
Accrued interest, taxes and other liabilities	78,247	61,183
Short-term borrowings	901,138	768,133
Long-term borrowings	20,000	147,500
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	90,091	89,648

Total liabilities	4,360,693	4,276,282

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at June 30, 2012 and December 31, 2011, $1,000 liquidation value	102,913	102,042
Series D, nonvoting, convertible; 860,378 shares authorized, no shares issued and outstanding at June 30, 2012 and 405,330 shares issued and outstanding at December 31, 2011	—	4
Series G, nonvoting, convertible; 1,350,000 shares authorized, no shares issued and outstanding at June 30, 2012, and 877,344 shares issued and outstanding at December 31, 2011	—	9
Nonvoting convertible preferred stock; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at June 30, 2012, and no shares issued and outstanding at December 31, 2011	13	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 29,960,393 shares issued at June 30, 2012 and 29,718,074 shares issued at December 31, 2011; 28,602,395 shares outstanding at June 30, 2012 and 28,360,076 shares outstanding at December 31, 2011	299	297
Surplus	424,700	423,674
Accumulated deficit	(98,222)	(118,426)
Accumulated other comprehensive income, net	36,290	31,513
Treasury stock, at cost, 1,357,998 shares at June 30, 2012 and December 31, 2011	(29,585)	(29,585)

Total stockholders’ equity	436,408	409,528

Total liabilities and stockholders’ equity	$4,797,101	$4,685,810

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$35,422	$ 34,343	$ 70,705	$ 69,708
Interest and dividends on investment securities:
Taxable	9,889	11,753	20,207	23,205
Tax-exempt	691	722	1,354	1,497
Interest on cash equivalents	3	3	6	6

Total interest income	46,005	46,821	92,272	94,416

Interest expense:
Deposits	4,938	8,028	10,349	16,652
Short-term borrowings	629	527	1,192	1,512
Long-term borrowings	69	2,079	569	3,946
Junior subordinated debentures	1,464	1,446	2,936	2,889
Subordinated notes	2,527	2,498	5,046	4,987

Total interest expense	9,627	14,578	20,092	29,986

Net interest income	36,378	32,243	72,180	64,430
Provision for loan losses	100	11,822	7,450	22,063

Net interest income after provision for loan losses	36,278	20,421	64,730	42,367

Noninterest income:
Service charges	3,355	2,696	6,646	5,586
Mortgage banking revenue	23,014	2,243	40,544	3,760
Gains on sales of investment securities, net	3,020	—	3,976	—
Other derivative income	815	194	1,376	947
Other noninterest income	1,685	1,254	3,293	2,979

Total noninterest income	31,889	6,387	55,835	13,272

Noninterest expense:
Salaries and employee benefits	28,278	15,183	51,915	29,872
Occupancy of premises	2,136	2,105	4,311	4,383
Furniture and equipment	786	498	1,401	1,110
Nonperforming asset expense	828	2,013	1,522	5,290
Early extinguishment of debt	2,987	—	3,988	—
FDIC assessment	1,497	1,499	3,199	3,447
Legal fees, net	757	1,026	1,613	1,820
Other noninterest expense	6,717	5,522	12,605	10,473

Total noninterest expense	43,986	27,846	80,554	56,395

Income (loss) before income taxes	24,181	(1,038)	40,011	(756)
Income tax expense	9,956	355	16,317	249

Net income (loss)	14,225	(1,393)	23,694	(1,005)
Preferred dividends and discounts	(1,748)	(2,470)	(3,490)	(4,934)
Implied non-cash preferred dividend	—	—	—	—

Net income (loss) applicable to common stockholders	$12,477	$ (3,863)	$20,204	$ (5,939)

Basic income (loss) per common share	$ 0.42	$ (0.19)	$ 0.68	$ (0.32)
Diluted income (loss) per common share	0.41	(0.19)	0.66	(0.32)

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$14,225	$(1,393)	$23,694	$(1,005)
Other comprehensive income, net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	1,069	15,892	(517)	12,788
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	4,878	16	4,906	59
Change in unrealized loss from cash flow hedging instruments	212	(103)	388	113
Change in net deferred losses from termination of cash flow hedging instruments	—	(381)	—	(761)

Total other comprehensive income, net of income tax	6,159	15,424	4,777	12,199

Total comprehensive income, net of income tax	$20,384	$14,031	$28,471	$11,194

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)

	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$102,042	$—	$ 4	$—	$—	$ 9	$—	$297	$423,674	$(118,426)	$ 31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—	27	—	—	—	27
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	972	—	—	—	972
Net income	—	—	—	—	—	—	—	—	—	23,694	—	—	23,694
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,777	—	4,777
Issuance of common stock for warrant exercise	—	—	—	—	—	—	—	1	123	—	—	—	124
Exchange of Series D & G for Nonvoting Preferred	—	—	(4)	—	—	(9)	13	—	—	—	—	—	—
Rights offering and Series C & E conversion costs	—	—	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumulated, Series B	871	—	—	—	—	—	—	—	—	(3,490)	—	—	(2,619)

Balance at June 30, 2012	$102,913	$—	$—	$—	$—	$—	$ 13	$299	$424,700	$ (98,222)	$ 36,290	$(29,585)	$436,408

Balance at December 31, 2010	$100,389	$31,912	$ 4	$5,588	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	25,000	—	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	(25,000)	2	—	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	1,581	—	—	—	1,581
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	(1,005)	—	—	(1,005)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	12,199	—	12,199
Preferred stock dividends and discounts accumulated, Series B	812	—	—	—	—	—	—	—	—	(3,434)	—	—	(2,622)
Preferred stock dividends Series C & E, paid in common stock and Series G Preferred	—	—	—	—	—	—	—	1	749	—	—	—	750
Preferred stock dividends declared, Series C— $0.50 per share	—	—	—	—	—	—	—	—	—	(1,276)	—	—	(1,276)
Preferred stock dividends declared, Series E— $0.50 per share	—	—	—	—	—	—	—	—	—	(224)	—	—	(224)

Balance at June 30, 2011	$101,201	$31,912	$ 4	$5,588	$—	$ 2	$—	$216	$339,348	$(195,834)	$(10,298)	$(29,585)	$242,554

See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$23,694	$(1,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other derivative income	(1,376)	(947)
Gains on sales of investment securities, net	(3,976)	—
Amortization of premiums and discounts, net	2,876	2,417
Other-than-temporary impairment on investment security	125	381
Deferred loan fee amortization	(1,806)	(2,259)
Provision for loan losses	7,450	22,063
Loans originated for sale	(1,731,434)	(535,749)
Proceeds from loan sales	1,672,875	709,790
Gains from sales of originated mortgage loans	(11,456)	(3,940)
Depreciation and amortization	1,226	1,196
Deferred income tax expense	14,403	3,804
Losses on other real estate	542	1,850
Excess tax benefit on stock options exercised and stock awards	102	246
Other, net	2,169	2,059
Changes in other assets and liabilities:
Accrued interest receivable	527	795
Other assets	(16,369)	355
Accrued interest payable, taxes and other liabilities	17,064	2,866

Net cash provided (used) by operating activities	(23,364)	203,922

Cash flows from investing activities:
Purchases of available for sale securities	(193,737)	(112,411)
Purchases of held to maturity securities	(60,311)	—
Proceeds from principal payments and maturities of available-for-sale securities	86,522	43,174
Proceeds from principal payments and maturities of held-to-maturity securities	9,692	8,857
Proceeds from sales of available-for-sale securities	205,616	—
Net increase in loans	(87,028)	(37,120)
Net additions to premises, leasehold improvements and equipment	(1,816)	(890)
Purchases of FHLB and FRB stock	(12,070)	(8,587)
Proceeds from redemptions of FHLB and FRB stock	13,665	—
Increase in mortgage servicing rights	(26,864)	—
Net proceeds from sales of other real estate and repossessed assets	10,113	11,758

Net cash used by investing activities	(56,218)	(95,219)

Cash flows from financing activities:
Net increase (decrease) in deposits	60,965	(121,480)
Net increase (decrease) in short-term borrowings	133,005	(59,296)
Proceeds from long-term borrowings	—	235,000
Repayments of long-term borrowings	(127,500)	(181,336)
Net proceeds from preferred stock issuance	—	24,350
Common stock issuance costs	28	—
Excess tax benefit on stock options exercised and stock awards	(102)	(246)
Exercise of stock options	27	—
Preferred stock dividends paid and discounts accumulated	(2,619)	(3,363)

Net cash provided (used) by financing activities	63,804	(106,371)

Net increase (decrease) in cash and cash equivalents	(15,778)	2,332
Cash and cash equivalents, beginning of period	121,164	81,329

Cash and cash equivalents, end of period	$105,386	$83,661

Consolidated Statements of Cash Flows continued on the next page

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (unaudited) (Continued)

(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$10,786	$31,068
Income taxes	1,197	(176)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	162,798	—
Change in fair value of available for sale investments securities, net of tax	(517)	12,788
Transfer of held for sale loans to portfolio loans	306	2,810
Transfer from loans to equity securities	3,750	—
Loans transferred to other real estate and repossessed assets	7,660	9,974
Preferred stock dividends paid in common stock and Series G Preferred	—	750

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation:

These consolidated financial statements contain unaudited information as of June 30, 2012 and for the quarter and six months ended June 30, 2012 and June 30, 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the Company’s audited consolidated financial statements and the related notes. The statement of operations for the quarter and six months ended June 30, 2012 is not necessarily indicative of the results that the Company may achieve for the full year.

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

2. Investment Securities:

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
June 30, 2012:
U.S. government sponsored agency securities	$ 18,118	$ 842	$ —	$ 18,960
Residential mortgage-backed securities	626,034	25,562	(991)	650,605
Commercial mortgage-backed securities	136,230	11,630	—	147,860
Collateralized mortgage obligations	28,661	714	—	29,375
State and municipal obligations	71,894	4,254	(24)	76,124

Total at June 30, 2012	$ 880,937	$43,002	$ (1,015)	$ 922,924

December 31, 2011:
U.S. government sponsored agency securities	$ 24,473	$ 796	$ —	$ 25,269
Residential mortgage-backed securities	834,383	26,285	(1,731)	858,937
Commercial mortgage-backed securities	137,646	10,561	—	148,207
Collateralized mortgage obligations	68,598	2,022	—	70,620
State and municipal obligations	67,418	4,929	—	72,347

Total at December 31, 2011	$1,132,518	$44,593	$ (1,731)	$1,175,380

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
June 30, 2012:
Residential mortgage-backed securities	$264,298	$ 8,267	$(213)	$272,352
Collateralized mortgage obligations	53,183	1,876	—	55,059

Total at June 30, 2012	$317,481	$10,143	$(213)	$327,411

December 31, 2011:
Residential mortgage-backed securities	$ 81,901	$ 6,042	$ —	$ 87,943
Collateralized mortgage obligations	22,395	716	—	23,111

Total at December 31, 2011	$104,296	$ 6,758	$ —	$111,054

As of June 30, 2012, the Company had $1.16 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.15 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.0 million were private-label residential mortgage related securities.

Investment securities with an approximate book value of $562.3 million at June 30, 2012 and $930.0 million at December 31, 2011, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.

The following table summarizes the Company’s gross realized gains and losses for the quarter and six month periods indicated:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Gross realized gains	$3,909	$—	$4,865	$—
Gross realized losses	(889)	—	(889)	—

Net realized gains	$3,020	$—	$3,976	$—

The following table summarizes, for investment securities with unrealized losses as of June 30, 2012 and December 31, 2011, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
June 30, 2012:
Residential mortgage-backed securities	$—	$—	$4,899	$(991)	$4,899	$(991)
State and municipal obligations	4,482	(24)	—	—	4,482	(24)

Total temporarily impaired available for sale securities	$4,482	$(24)	$4,899	$(991)	$9,381	$(1,015)

December 31, 2011:
Residential mortgage-backed securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

Total temporarily impaired available for sale securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
June 30, 2012:
Residential mortgage-backed securities	$62,310	$(213)	$—	$—	$62,310	$(213)

Total temporarily impaired held to maturity securities	$62,310	$(213)	$—	$—	$62,310	$(213)

December 31, 2011:
Total temporarily impaired held to maturity securities	$—	$—	$—	$—	$—	$—

At June 30, 2012, the Company had three investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $1.0 million. Each of the three securities in an unrealized loss position was a private-label residential mortgage-backed security.

Of the three private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the security, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The other two private-label residential mortgage related securities had a total unrealized loss of $887,000, which was greater than 10% of the amortized costs of each security, and were subject to further review for other-than-temporary impairment.

For the two private-label securities, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. Each of the private-label mortgage related securities had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label securities that were either of the highest or one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis took into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the values of these private-label securities because of the continued lack of active trading. None of these securities contain subprime mortgage loans, but do include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss. Previously, the Company had recognized an other-than-temporary impairment loss on one of these two securities. The independent cash flow analysis performed at June 30, 2012 indicated that there was no additional expected credit loss on this security. Based on an independent analysis of the other private-label security, the decline in fair value was not due to credit, but was most likely caused by illiquidity in the market. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded in the quarter ended June 30, 2012.

One additional investment security was evaluated for other-than-temporary impairment at June 30, 2012. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, one principal and interest payment has been received. Previously, the Company had recognized other-than-temporary impairment loss on this security. The expected future annual cash flows were analyzed as of June 30, 2012 and no additional other-than-temporary impairment was recorded in the second quarter of 2012.

The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2012.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$799	$801
Due after one year through five years	1,199	1,287
Due after five years through ten years	50,674	54,151
Due after ten years	37,340	38,845
Residential mortgage-backed securities	626,034	650,605
Commercial mortgage-backed securities	136,230	147,860
Collateralized mortgage obligations	28,661	29,375

Total available-for-sale	880,937	922,924

Held To Maturity:
Residential mortgage-backed securities	264,298	272,352
Collateralized mortgage back obligations	53,183	55,059

Total held-to-maturity	317,481	327,411

Total investment securities	$1,198,418	$1,250,335

Investment securities do not include the Bank’s investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $55.2 million at June 30, 2012 and $56.8 million at December 31, 2011. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At June 30, 2012, the Company had a $43.5 million investment in FHLBC stock, compared to $45.1 million at December 31, 2011. As of June 30, 2012, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:

Loans classified by type at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,482,427	$1,426,221
Commercial real estate secured	975,680	1,037,976
Residential construction and land	54,447	64,824
Commercial construction and land	90,090	99,021
Consumer	379,183	300,257

Gross loans	2,981,827	2,928,299
Less: Unearned discount	—	—

Total loans	2,981,827	2,928,299
Less: Allowance for loan losses	(86,992)	(103,744)

Portfolio Loans, net	$2,894,835	$2,824,555

Loans Held for Sale:
Total Loans Held for Sale	$255,693	$185,984

The total amount of loans transferred to third parties as loan participations at June 30, 2012 was $201.7 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

At June 30, 2012, loans held for sale of $255.7 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with ASC 825 – Financial Instruments. The unpaid principal balance associated with these loans was $243.5 million at June 30, 2012. An unrealized gain on these loans of $12.2 million was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations. None of these loans are 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

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

The following table presents the aging of loans by class at June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
June 30, 2012
Commercial and industrial	$181	$—	$20,193	$20,374	$1,462,053	$1,482,427
Commercial real estate secured	—	196	30,264	30,460	945,220	975,680
Residential construction and land	—	—	7,003	7,003	47,444	54,447
Commercial construction and land	—	—	6,679	6,679	83,411	90,090
Consumer	3,322	2,142	9,965	15,429	363,754	379,183

Total loans	$3,503	$2,338	$74,104	$79,945	$2,901,882	$2,981,827

December 31, 2011
Commercial and industrial	$129	$—	$42,909	$43,038	$1,383,183	$1,426,221
Commercial real estate secured	—	—	35,159	35,159	1,002,817	1,037,976
Residential construction and land	—	—	7,810	7,810	57,014	64,824
Commercial construction and land	—	—	5,279	5,279	93,742	99,021
Consumer	5,589	1,691	11,904	19,184	281,073	300,257

Total loans	$5,718	$1,691	$103,061	$110,470	$2,817,829	$2,928,299

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings:

Pass. Loans in this category range from loans that are virtually risk free to those where the borrower has an operating history that contains losses or adverse trends that weakened its financial condition that have not currently impacted repayment ability, but may in the future, if not corrected.

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

Nonaccrual. Loans in this category exhibit the same weaknesses as substandard, however, the weaknesses are more pronounced and the loans are no longer accruing interest.

The following table presents the risk categories of loans by class at June 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
June 30, 2012
Commercial and industrial	$1,428,334	$ 19,998	$13,902	$ 20,193	$1,482,427
Commercial real estate secured	909,019	21,423	14,974	30,264	975,680
Residential construction and land	42,026	5,418	—	7,003	54,447
Commercial construction and land	83,411	—	—	6,679	90,090
Consumer	369,218	—	—	9,965	379,183

Total Loans	$2,832,008	$ 46,839	$28,876	$ 74,104	$2,981,827

December 31, 2011
Commercial and industrial	$1,358,261	$ 6,458	$18,593	$ 42,909	$1,426,221
Commercial real estate secured	963,909	30,557	8,351	35,159	1,037,976
Residential construction and land	51,332	5,682	—	7,810	64,824
Commercial construction and land	71,970	—	21,772	5,279	99,021
Consumer	288,353	—	—	11,904	300,257

Total Loans	$2,733,825	$42,697	$48,716	$103,061	$2,928,299

Impaired loans include all nonaccrual loans, as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule for both interest and principal. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans.

The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specify the number of days of delinquency to charge-off a consumer loan by type of credit. For commercial loans, except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have an impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations and other considerations identified in its internal loan review and workout processes.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$ 10,865	$ 7,176	$ —	$ 16,810	$ 13,241	$ —
Commercial real estate secured	32,704	20,351	—	19,152	8,386	—
Residential construction and land	3,329	2,940	—	3,161	3,086	—
Commercial construction and land	1,512	1,246	—	7,952	6,672	—
Consumer	6,402	6,217	—	5,722	5,638	—

Subtotal	54,812	37,930	—	52,797	37,023	—
With an allowance recorded:
Commercial and industrial	36,503	17,230	9,196	56,533	35,654	23,292
Commercial real estate secured	16,449	14,834	6,232	38,769	31,012	7,540
Residential construction and land	15,643	4,063	845	17,530	4,727	1,181
Commercial construction and land	7,478	5,433	1,189	220	119	31
Consumer	—	—	—	—	—	—

Subtotal	76,073	41,560	17,462	113,052	71,512	32,044

Total impaired loans	$130,885	$79,490	$17,462	$165,849	$108,535	$32,044

The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of June 30, 2012 and June 30, 2011:

	June 30, 2012				June 30, 2011
	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$ 6,517	$ 8,758	$ 17	$ 17	$ 10,680	$ 11,400	$ 29	$ 79
Commercial real estate secured	19,784	15,984	—	—	23,410	23,223	—	—
Residential construction and land	2,841	2,923	—	—	6,157	6,593	—	—
Commercial construction and land	2,924	4,174	—	—	5,525	3,684	—	—
Consumer	5,836	5,637	27	49	2,849	2,406	13	32

Subtotal	37,902	37,476	44	66	48,621	47,306	42	111

With an allowance recorded:
Commercial and industrial	19,020	24,565	46	115	59,098	61,386	7	49
Commercial real estate secured	15,011	20,345	64	125	44,582	43,382	84	196
Residential construction and land	4,218	4,387	—	—	9,137	11,666	18	36
Commercial construction and land	13,438	8,998	—	—	1,480	5,231	23	23
Consumer	—	—	—	—	—	—	—	—

Subtotal	51,687	58,295	110	240	114,297	121,665	132	304

Total impaired loans	$89,589	$95,771	$154	$306	$162,918	$168,971	$174	$415

Credit risks tend to be geographically concentrated in that the majority of the Company’s customer base lies within the Chicago area. As of June 30, 2012, approximately 42% of the Company’s loan portfolio involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 46% as of December 31, 2011.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2012 and June 30, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$6,975	$103,744
Provision	(1,028)	(716)	(82)	3,629	5,647	7,450
Charge-offs	(14,901)	(4,325)	(499)	(4,025)	(2,100)	(25,850)
Recoveries	1,042	254	143	—	209	1,648

Ending balance as of June 30, 2012	$36,502	$25,532	$7,645	$6,582	$10,731	$86,992

Ending balance individually evaluated for impairment	$9,196	$6,232	$845	$1,189	$—	$17,462
Ending balance collectively evaluated for impairment	27,306	19,300	6,800	5,393	10,731	69,530

LOANS:
Ending balance individually evaluated for impairment	$24,406	$35,185	$7,003	$6,679	$6,217	$79,490
Ending balance collectively evaluated for impairment	1,458,021	940,495	47,444	83,411	372,966	2,902,337

Ending balance	$1,482,427	$975,680	$54,447	$90,090	$379,183	$2,981,827

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$4,980	$124,568
Provision	2,906	13,596	448	1,879	3,234	22,063
Charge-offs	(11,109)	(16,687)	(5,725)	(6,469)	(2,651)	(42,641)
Recoveries	4,220	453	295	52	34	5,054

Ending balance as of June 30, 2011	$57,516	$28,783	$10,264	$6,884	$5,597	$109,044

Ending balance individually evaluated for impairment	$27,720	$7,846	$1,154	$495	$—	$37,215
Ending balance collectively evaluated for impairment	29,796	20,937	9,110	6,389	5,597	71,829

LOANS:
Ending balance individually evaluated for impairment	$70,140	$53,332	$13,459	$7,699	$2,611	$147,241
Ending balance collectively evaluated for impairment	1,338,123	1,003,320	66,288	95,161	179,833	2,682,725

Ending balance	$1,408,263	$1,056,652	$79,747	$102,860	$182,444	$2,829,966

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

For the commercial portfolio, loans modified in a TDR are separately evaluated for impairment at the time of restructuring and at each subsequent reporting date for as long as they are reported as TDRs. The impairment evaluation is generally measured by comparing the recorded investment in the loan to the fair value of the collateral net of estimated costs to sell, if the loan is collateral dependent. The Company recognizes a specific valuation allowance equal to the amount of the measured impairment, if applicable.

Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, although the loan continues to be reported as a TDR. Nonperforming restructured loans totaled $29.7 million at June 30, 2012 and $33.4 million at December 31, 2011. Performing restructured loans totaled $13.9 million at June 30, 2012 and $14.2 million at December 31, 2011.

The following table provides information on loans modified in a TDR during the quarter and six months ended June 30, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended June 30, 2012			For the six months ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial	1	$ 380	$ 380	4	$ 6,117	$ 6,117
Commercial real estate secured	1	718	718	2	1,284	1,284
Commercial construction and land	—	—	—	4	20,260	20,260
Consumer	11	988	981	23	2,005	1,989

Total	13	$2,086	$2,079	33	$29,666	$29,650

The following table provides information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months.

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings that defaulted in the period and were modified in the previous twelve months:
Residential construction and land	—	$ —	1	$ 529
Consumer	1	224	4	642

Total	1	$ 224	5	$1,171

4. Interest-Bearing Deposits:

Interest-bearing deposits at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
NOW accounts	$339,156	$324,877
Savings accounts	39,770	38,370
Money market deposits	710,754	657,500
Brokered money market deposits	48,016	—
Time deposits:
Certificates of deposit	570,557	694,712
Brokered certificates of deposit	301,748	407,068
CDARS time deposits	181,371	144,118
Public time deposits	21,420	54,086

Total time deposits	1,075,096	1,299,984

Total	$2,212,792	$2,320,731

At June 30, 2012, time deposits in the amount of $100,000 or more totaled $504.1 million compared to $562.3 million at December 31, 2011.

Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $1.6 million at June 30, 2012 and $2.0 million at December 31, 2011 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of June 30, 2012, the Company had four brokered CDs with a balance of $60.0 million that could be called after a lock-out period but before their stated maturity. During the quarter and six months ended June 30, 2012, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity. During the quarter and six months ended June 30, 2011, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.

5. Borrowings:

Short-term:

Short-term borrowings at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$ 14,309	0.10%	$ 14,315	0.10%
Federal funds purchased	106,429	0.38	78,818	0.38
FHLB advances	780,400	0.13	675,000	0.09

Total	$901,138	0.16%	$768,133	0.12%

Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.

FHLB short-term advances at June 30, 2012 and December 31, 2011, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	June 30, 2012	Dec. 31, 2011
	(dollars in thousands)
FHLB overnight advance	0.130%	January 3, 2012	n/a	$ —	$185,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	60,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	45,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	20,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	40,000
FHLB advance	0.080	January 13, 2012	n/a	—	25,000
FHLB advance	0.080	February 21, 2012	n/a	—	200,000
FHLB advance	0.080	March 7, 2012	n/a	—	100,000
FHLB advance	0.130	July 2, 2012	n/a	280,000	—
FHLB advance	0.130	July 5, 2012	n/a	200,000	—
FHLB advance	0.130	July 5, 2012	n/a	200,000	—
FHLB advance	0.145	July 18, 2012	n/a	100,400	—

Total short-term FHLB advances				$780,400	$675,000

Long-term:

As of June 30, 2012 and December 31, 2011, long-term borrowings consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	June 30, 2012	December 31, 2011
	(dollars in thousands)
Term Repurchase Agreements:
Structured repurchase agreement	1.29%	January 26, 2012	n/a	$ —	$ 10,000
Structured repurchase agreement	1.24	March 2, 2012	n/a	—	25,000
Structured repurchase agreement	2.17	July 29, 2012	n/a	—	40,000

Total term repurchase agreements:				—	75,000

FHLB Long-Term Advances:
FHLB advance	1.39%	January 11, 2012	n/a	—	10,000
FHLB advance	0.63	July 12, 2013	n/a	20,000	20,000
FHLB advance	1.80	August 12, 2014	n/a	—	25,000
FHLB advance	2.03	August 12, 2015	n/a	—	17,500

Total FHLB long-term advances				20,000	72,500

Total long-term borrowings				$20,000	$147,500

Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.

In the second quarter of 2012, the Company incurred $3.0 million in early extinguishment of debt expense. This amount related to the termination of a $40.0 million structured repurchase agreement which incurred $2.1 million of expense and the termination of a $25.0 million FHLB long-term advance which incurred $900,000 of expense. These terminations were executed to shift funding sources to lower cost alternatives. Total early extinguishment of debt expense for the six months ended June 30, 2012 was $4.0 million.

Collateral:

At June 30, 2012, the FHLB advances were collateralized by $553.2 million of investment securities and blanket liens on $729.9 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at June 30, 2012, the Bank had additional borrowing capacity at the FHLB of $216.1 million. In comparison, at December 31, 2011, the FHLB advances were collateralized by $782.1 million of investment securities and a blanket lien on $390.8 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $277.3 million.

The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2012, the Bank had pledged $499.9 million of commercial loans as collateral for an available $410.3 million borrowing capacity at the FRB. At June 30, 2012, the Bank had no advances from the FRB. At December 31, 2011, the Bank had pledged $569.2 million of commercial loans as collateral for available borrowing capacity of $463.3 million under the BIC program at the FRB, however, there were no advances from the FRB at December 31, 2011.

6. Stockholders’ Equity:

On June 19, 2012, the United States Department of the Treasury (“U.S. Treasury”) completed its public offer and sale of all 104,823 outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”), at a public offering price of $893.50 per share. The Series B Preferred shares were originally issued and sold to U.S. Treasury on November 21, 2008 as part of its Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”). The public offering price and the allocation of the Series B Preferred in the offering was determined through an auction process that was managed by the underwriters of the offering.

The company did not submit any bids in the auction or repurchase any of the Series B Preferred and did not receive any proceeds from U.S. Treasury’s sale of the Series B Preferred. The Series B Preferred remains outstanding following U.S. Treasury’s auction, and is held by the purchasers in the auction (or by their transferees if any shares have been further resold since the closing of the auction). The Company remains obligated to pay the dividends payable on the Series B Preferred in accordance with its terms unless and until the Series B Preferred is redeemed by the Company. The common stock purchase warrants associated with the Series B Preferred were still held by U.S. Treasury as of June 30, 2012, but were subsequently repurchased by the Company on July 18, 2012. See Note 13 – “Subsequent Events.”

As a result of the Company’s participation in the TARP CPP, the Company was subject to U.S. Treasury’s standards for executive compensation and corporate governance, among other things, for the period during which U.S. Treasury held the Series B Preferred. Because U.S. Treasury sold all of the Series B Preferred in the auction, these executive compensation and corporate governance standards are generally no longer applicable on a prospective basis (except with respect to certain restricted stock awards), commencing with periods following the closing of the auction.

In a separate transaction, on May 25, 2012, the Company exercised its option to convert all of the then outstanding Stock Purchase Warrants dated September 29, 2008 into shares of common stock, on a cashless basis in accordance with the terms of the warrants, by mailing notice of the conversion election to all holders of the warrants. The warrants by their terms were originally exercisable for an aggregate of 900,000 shares of the Company’s common stock, before antidilution adjustments, and were issued by the Company in connection with the issuance by the Bank of $60.0 million of its 10% Subordinated Notes due 2016. Prior to the conversion, holders of this issue of warrants originally relating to 14,250 shares elected to exercise their warrants, leaving warrants originally relating to 885,750 shares subject to the conversion transaction. The pre-conversion warrant exercises occurred on various dates and were completed prior to the mailing of the company’s conversion notice, with a total of 12,750 shares of common stock issued to several holders who elected exercise on a cash basis and 443 shares issued to one holder who elected exercise on a cashless basis. Proceeds to the company from the cash exercise of warrants to purchase 12,750 shares as described above were $126,000 which will be used for general corporate purposes. The common stock issued by the Company pursuant to the cash exercises of the warrants was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by section 4(2) thereof.

In accordance with the terms of the warrants, a total of 275,853 shares of common stock became issuable by the Company as a result of the conversion, as and when the original warrant certificates are surrendered by holders for shares of common stock. As of June 30, 2012, 160,135 shares of common stock had been issued for surrendered warrants certificates that were subject to the conversion transaction. The surrendered warrants related originally to 540,000 underlying common shares and there are warrant certificates relating originally to 345,750 underlying common shares yet to be surrendered at June 30, 2012. The common stock issued pursuant to cashless conversions of the warrants has and will be issued without registration in reliance upon section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.

On March 26, 2012, the Company and Prairie Capital IV, L.P. and Prairie Capital IV, QP, L.P. (together, the “Prairie Funds”) entered into an Exchange Agreement to simplify the Company’s capital structure through the consolidation of all outstanding shares of two series of the Company’s preferred stock into a single newly-created series of preferred stock with substantially identical terms. Pursuant to the Exchange Agreement, the Company agreed to issue to each of the Prairie Funds, and each of the Prairie Funds agreed to acquire from the Company, one share of the Company’s newly-created nonvoting Convertible Preferred Stock (the “Nonvoting Preferred”) in exchange for each share of the Company’s Nonvoting Convertible Preferred Stock, Series D (the “Series D Preferred”), and Nonvoting Convertible Preferred Stock, Series G (the “Series G Preferred”), held by the Prairie Funds (the “Exchange Transaction”). The Series D Preferred, Series G Preferred and Nonvoting Preferred are each nonvoting common stock equivalents having substantially identical terms as one another.

The Company completed the Exchange Transaction on March 29, 2012, through the issuance of a total of 1,282,674 shares of Nonvoting Preferred in exchange for a total of 405,330 shares of Series D Preferred and 877,344 shares of Series G Preferred held by the Prairie Funds. As a result of the Exchange Transaction, no shares of Series D Preferred or Series G Preferred remain outstanding.

7. Other Comprehensive Income (“OCI”):

The following table presents other comprehensive income for the periods indicated:

	For the Quarter Ended June 30, 2012			For the Quarter Ended June 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$ 5,721	$(2,345)	$ 3,376	$22,014	$(6,122)	$15,892
Less: reclassification adjustment for gains included in net income	(3,909)	1,602	(2,307)	—	—	—

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	1,812	(743)	1,069	22,014	(6,122)	15,892
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	8,267	(3,389)	4,878	31	(15)	16
Change in net unrealized loss from cash flow hedging instruments	299	(87)	212	(146)	43	(103)
Change in net deferred loss from termination of cash flow hedging instruments	—	—	—	(630)	249	(381)

Other comprehensive income	$10,378	$(4,219)	$6,159	$21,269	$(5,845)	$15,424

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$ 3,989	$(1,635)	$2,354	$16,798	$(4,010)	$12,788
Less: reclassification adjustment for gains included in net income	(4,865)	1,994	(2,871)	—	—	—

Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(876)	359	(517)	16,798	(4,010)	12,788
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	8,314	(3,408)	4,906	93	(34)	59
Change in net unrealized loss from cash flow hedging instruments	543	(155)	388	126	(13)	113
Change in net deferred loss from termination of cash flow hedging instruments	—	—	—	(1,260)	499	(761)

Other comprehensive income	$7,981	$(3,204)	$4,777	$15,757	$(3,558)	$12,199

8. Earnings Per Share:

Earnings per share are calculated using the two-class method. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as unvested restricted stock and preferred participating stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share considers the dilutive effect of all securities that participate in dividends with common shares, as well as common stock equivalents that do not participate in dividends with common stock, such as stock options and warrants to purchase shares of common stock. Dilutive earnings per share are calculated by dividing undistributed earnings allocated to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of common stock equivalents outstanding, provided those common stock equivalents are dilutive. Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share in periods in which the effect of including such shares would reduce the loss per share or increase the income per share (i.e., when the common stock equivalents are antidilutive.) To the extent there is an undistributed loss for the period, that loss is allocated entirely to the weighted average number of common shares, as participating security holders have no contractual obligation to share in losses.

The following table sets forth the computation of basic and diluted income (loss) per common share for the periods indicated.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Net income (loss)	$14,225	$(1,393)	$23,694	$(1,005)
Preferred dividends and discounts	(1,748)	(2,470)	(3,490)	(4,934)
Implied non-cash preferred dividend	—	—	—	—

Net income (loss) available to common stockholders	$12,477	$(3,863)	$20,204	$(5,939)

Undistributed earnings allocated to common shares	$11,815	$(3,863)	$19,124	$(5,939)
Undistributed earnings allocated to unvested restricted participating shares	123	—	208	—
Undistributed earnings allocated to preferred participating shares	539	—	872	—

Total undistributed earnings	$12,477	$(3,863)	$20,204	$(5,939)

Basic weighted-average common shares outstanding	28,158,304	19,811,006	28,114,855	18,632,360
Dilutive effect of stock options	99,994	—	89,984	—
Dilutive effect of warrants	825,118	—	665,267	—

Diluted weighted-average common shares outstanding	29,083,416	19,811,006	28,870,106	18,632,360

Basic income (loss) per common share	$0.42	$(0.19)	$0.68	$(0.32)
Diluted income (loss) per common share	0.41	(0.19)	0.66	(0.32)
Antidilutive shares not included in diluted earnings per common share calculation(1):
Stock options	446,024	855,381	446,024	855,381
Warrants	500,000	3,800,147	500,000	3,800,147
Convertible Series C preferred stock	—	2,598,697	—	2,598,697
Convertible Series D preferred stock	—	405,330	—	405,330
Convertible Series E preferred stock	—	455,049	—	455,049
Convertible Series G preferred stock	—	220,000	—	220,000

(1)	Due to the net loss applicable to common stockholders for the three and six months ended June 30, 2011, all common stock equivalents were considered antidilutive and were not included in the computation of basic or diluted earnings per share.

9. Stock-Based Compensation:

The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has issued nonqualified stock options and restricted stock to only employees and directors.

Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. Stock options previously granted vest equally over a four-year term and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	816,031	$16.66
Granted	—	—
Exercised	(3,125)	8.75
Forfeited	—	—
Expired	(22,557)	20.80

Outstanding at June 30, 2012	790,349	16.57

Exercisable at June 30, 2012	616,625	19.19

As of June 30, 2012, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $494,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.5 years.

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

The following table provides information regarding nonvested restricted stock activity for the six months ended June 30, 2012:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	307,377	$13.40
Granted	72,429	13.50
Vested	(87,107)	16.65
Forfeited	(6,564)	14.47

Nonvested at June 30, 2012	286,135	12.41

As of June 30, 2012, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $1.2 million and the weighted-average period over which these costs are expected to be recognized is approximately 2.6 years.

10. Derivative Financial Instruments:

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate exchange agreements and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, cash flows related to FHLB advances and repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

The following tables describe the derivative instruments outstanding at the dates indicated:

	June 30, 2012
Product	Notional Amount	Average Strike Rates		Average Maturity	Fair Value	Year to Date Ineffectiveness
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$ 106,920	Receive 2.27 Pay 0.433	% %	2.9 yrs	$5,177	$24
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44 Pay 0.161	% %	12.1 yrs	1,096	(31)

Total fair value hedging derivative instruments	166,920

Cash flow hedging derivative instruments:
Interest rate corridors	105,000	0.36%-1.36%		0.3 yrs	2	(1)

Total cash flow hedging derivative instruments	105,000

Total hedging derivative instruments	271,920

Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	426,578	Pay 2.80 Receive 0.316	% %	Wtd. avg. 3.1 yrs	(20,932)	n/a
Customer interest rate swap —receive fixed/pay variable	426,578	Receive 2.80 Pay 0.316	% %	Wtd. avg. 3.1 yrs	20,259	n/a
Interest rate swaps—mortgage servicing rights	67,500	Receive 1.91 Pay 0.299	% %	Wtd. avg 8.6 yrs	2,586	n/a
Interest rate swaptions—mortgage servicing rights	70,000	n/a		0.4 yrs	1,239	n/a
Interest rate lock commitments	847,778	n/a		0.1 yrs	14,398	n/a
Forward loan sale commitments	757,906	n/a		0.1 yrs	(8,693)	n/a

Total non-hedging derivative instruments	2,596,340

Total derivative instruments	$2,868,260

	December 31, 2011
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value	Ineffectiveness
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$ 106,920	Receive 2.27% Pay 0.430%	3.4 yrs	$5,027	$89
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	1,176	292

Total fair value hedging derivative instruments	166,920

Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	111	—

Total cash flow hedging derivative instruments	155,000

Total hedging derivative instruments	321,920

Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	Wtd. avg. 3.3 yrs	(19,505)	n/a
Customer interest rate swap—receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	Wtd. avg. 3.3 yrs	19,010	n/a
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	Wtd. avg. 9.8 yrs	489	n/a
Interest rate lock commitments	369,961	n/a	0.1 yrs	4,706	n/a
Forward loan sale commitments	352,633	n/a	0.1 yrs	(5,296)	n/a

Total non-hedging derivative instruments	1,571,304

Total derivative instruments	$1,893,224

Interest rate swap agreements designated as fair value hedges against certain brokered CDs are used to convert the fixed rate paid on the brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. The ineffectiveness on these interest rate swaps was recorded in other derivative income in noninterest income.

Interest rate swap agreements designated as fair value hedges against certain callable brokered CDs are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. The ineffectiveness on these interest rate swaps was recorded in other derivative income in noninterest income.

The interest rate corridors designated as cash flow hedges are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI.

The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate exchange agreements. Interest rate exchange agreements related to customer transactions are not designated as hedges. The Company had offsetting interest rate swaps with other counterparties in which the Company agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded in noninterest income.

The Company enters into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the mortgage servicing rights asset. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into interest rate swaptions as part of Cole Taylor Mortgage’s servicing business in order to further minimize the price volatility of the mortgage servicing rights asset. These derivatives allow the Company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into non-hedging interest rate lock commitments for originated residential mortgage loans and forward loan sale commitments to sell originated residential mortgage loans as part of Cole Taylor Mortgage’s origination business. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income.

11. Fair Value Measurement:

On January 1, 2010, the Company elected to account for held for sale residential mortgage loans originated by Cole Taylor Mortgage at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. When the Company began to retain mortgage servicing rights (“MSRs”) in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 820, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are defined as follows:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

Loans:

The Company does not record loans at their fair value on a recurring basis except for mortgage loans originated for sale by Cole Taylor Mortgage and subsequently transferred to the Company’s portfolio. However, the Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established.

Generally, the majority of the Company’s impaired loans are collateral-dependent real estate loans where the fair value is determined by a current appraisal. For impaired loans that are collateral dependent, the Company’s practice is to obtain an updated appraisal every nine to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. Management has established policies and procedures related to appraisals and maintains a list of approved appraisers who have met specific criteria. In addition, the Company’s policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review performed by a qualified third party to ensure quality of the appraisal and valuation. The Company discounts appraisals for estimated selling costs and, when appropriate, considers the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.

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

Mortgage derivatives:

Mortgage derivatives include interest rate swaps and swaptions hedging MSRs, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

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

Other real estate owned and repossessed assets:

The Company does not record other real estate owned (“OREO”) and repossessed assets at their fair value on a recurring basis. At foreclosure or on obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated cost to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. OREO and repossessed assets require an updated appraisal at least annually.

Only such assets that are recorded at fair value, less estimated cost to sell, are measured on a nonrecurring basis under the fair value hierarchy. When the fair value of the collateral is based upon an observable market price or an estimate of fair value from an independent third-party real estate professional, the Company classifies the OREO and repossessed asset as nonrecurring Level 2 in the fair value hierarchy. When an independent valuation is not available or there is no observable market price and fair value is based upon management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ending June 30, 2012.

	As of June 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$ 922,924	$ —	$ 922,295	$629
Loans	3,984	—	3,984	—
Loans held for sale	255,693	—	255,693	—
Assets held in employee deferred compensation plans	2,864	2,864	—	—
Derivative instruments	26,534	—	26,534	—
Mortgage servicing rights	34,843	—	—	34,843
Mortgage derivative instruments	18,223	—	3,825	14,398

Liabilities:
Derivative instruments	20,932	—	20,932	—
Mortgage derivative instruments	8,693	—	8,693	—

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,175,380	$ —	$1,174,561	$819
Loans	5,124	—	5,124	—
Loans held for sale	185,984	—	185,984	—
Assets held in employee deferred compensation plans	2,688	2,688	—	—
Derivative instruments	25,324	—	25,324	—
Mortgage servicing rights	8,742	—	—	8,742
Mortgage derivative instruments	5,195	—	489	4,706

Liabilities:
Derivative instruments	19,505	—	19,505	—
Mortgage derivative instruments	5,296	—	5,296	—

The table below includes a rollforward of the Consolidated Balance Sheets amounts for the periods indicated (including the effect of the measurement of fair value on earnings or other comprehensive income) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Investment Securities		Mortgage Derivatives		Mortgage Servicing Rights
	(in thousands)
Beginning balance	$ 4,569	$1,380	$ 4,989	$ 931	$ 22,394	$140
Total net gains (losses) recorded in:
Net income	—	—	9,087	(590)	(1,702)	28
Other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	6,424
Originations	—	—	—	—	7,727	192
Maturities	(190)	(180)	—	—	—	—
Transfers (1)	(3,750)	—	—	—	—	—
Other	—	—	322	350	—	—

Fair value at period end	$ 629	$1,200	$14,398	$691	$34,843	$360

	For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Investment Securities		Mortgage Derivatives		Mortgage Servicing Rights
	(in thousands)
Beginning balance	$ 819	$1,380	$ 4,706	$438	$ 8,742	$—
Total net gains (losses) recorded in:
Net income	—	—	9,031	(96)	(756)	28
Other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	12,056	—
Originations	—	—	—	—	14,801	332
Maturities	(190)	(180)	—	—	—	—
Transfers (1)	—	—	—	—	—	—
Other	—	—	661	349	—	—

Fair value at period end	$ 629	$1,200	$14,398	$691	$34,843	$360

(1)	Transfers represent a security received as part of a loan workout arrangement in the first quarter of 2012, which was subsequently transferred to other assets in the second quarter of 2012.

Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value and other real estate owned and repossessed assets.

	As of June 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$43,390	$—	$26,699	$16,691
OREO and repossessed assets	24,682	—	—	24,682

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$47,415	$—	$31,400	$16,015
OREO and repossessed assets	28,782	—	—	28,782

At June 30, 2012, the Company had $16.7 million of impaired loans and $24.7 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the six months ended June 30, 2012, represents sales, payments or net charge-offs of $13.5 million and five additional impaired loans with fair value of $14.2 million which reflects the charge to earnings of $8.1 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the six months ended June 30, 2012, included $3.9 million of additions and $8.0 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2012:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$ 629	See (1) below	See (1) below	See (1) below

Mortgage interest rate lock commitments (Mortgage derivative instruments)	14,398	Sales cash flow	Expected closing ratio Expected delivery price	40.55% -96.00% (76.50%) 99.81 bps –108.55 bps (104.17 bps)

Mortgage servicing rights	34,843	Discounted cash flow	Weighted average prepayment speed Weighted average discount rate Weighted average maturity, in months Delinquencies Costs to service	9.6 – 35.9, (12.5) 10.00% - 11.75% (10.01%) 112 – 358, (306) 0% - 4.85% (0.79%) $57 - $69 ($59)
MEASURED ON A NON-RECURRING BASIS:
Loans	16,691	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (2) below	0% - 100%

Other real estate owned and repossessed assets	24,682	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.
(2)	Management’s assessment of the liquidation value of collateral is based on third party information including current financial statements and bank statements, inventory reports, and accounts receivable aging and may be further reduced by a management determined rate. Each loan is evaluated on an individual basis.
(3)	Management’s assessment of the liquidation value of collateral is based on a third party appraised value. The value is further reduced by a management determined rate and estimated costs to sell. Each loan is evaluated on an individual basis.

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

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs include prepayments speeds, discount rates, delinquencies and cost to service. Significant increases in prepayment speeds, discount rates, delinquencies or cost to service would result in a significantly lower fair value measurement. Conversely, significant decreases in prepayment speeds, discount rates, delinquencies or costs to service would result in a significantly higher fair value measurement. With the exception of changes in delinquencies, which can change the cost to service, the unobservable inputs move independently of each other.

Fair Value of Financial Instruments

The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company may use significant estimations and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

In addition to the valuation methodologies explained above for financial instruments recorded at fair value on a recurring and non-recurring basis, the following methods and assumptions were used to determine fair values for other significant classes of financial instruments:

Cash and cash equivalents:

The carrying amount of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximates fair value since their maturities are short-term.

Loans:

With the exception of certain impaired loans and certain mortgage loans originated by Cole Taylor Mortgage and transferred to the Company’s portfolio, the fair value of loans has been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC 820—Fair Value Measurements and Disclosures. Certain loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell.

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

Deposit liabilities:

Deposit liabilities with stated maturities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments, unless this calculation results in a present value which is less than the book value of the reflected deposit, in which case the book value has been utilized as an estimate of fair value. Fair values of deposits without stated maturities equal the respective amounts due on demand.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$105,386	$105,386	$105,386	$—	$—
Available for sale investments	922,924	922,924	—	922,295	629
Held to maturity investments	317,481	327,411	—	327,411	—
Loans held for sale	255,693	255,693	—	255,693	—
Loans, net of allowance	2,894,835	2,941,080	—	26,699	2,914,381
Investment in FHLB and FRB stock	55,186	55,186	—	55,186	—
Accrued interest receivable	14,945	14,945	14,945	—	—
Derivative financial instruments	44,757	44,757	—	30,359	14,398
Other assets	2,864	2,864	2,864	—	—

Total financial assets	$4,614,071	$4,670,246	$123,195	$1,617,643	$2,929,408

Financial Liabilities:
Deposits without stated maturities	$2,109,514	$2,109,514	$2,109,514	$—	$—
Deposits with stated maturities	1,075,096	1,078,041	—	1,078,041	—
Short-term borrowings	901,138	901,136	—	901,136	—
Long-term borrowings	20,000	20,066	—	20,066	—
Accrued interest payable	4,451	4,451	4,451		—
Derivative financial instruments	29,625	29,625	—	29,625	—
Junior subordinated debentures	86,607	69,828	46,276	23,552	—
Subordinated notes, net	90,091	106,737	—	106,737	—

Total financial liabilities	$4,316,522	$4,319,398	$2,160,241	$2,159,157	$—

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,497	$4,497	$—	$4,497	$—
Standby letters of credit	313	313	—	313	—

Total off-balance-sheet financial instruments	$4,810	$4,810	$—	$4,810	$—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$121,164	$121,164	$121,164	$—	$—
Available for sale investments	1,175,380	1,175,380	—	1,174,561	819
Held to maturity investments	104,296	111,054	—	111,054	—
Loans held for sale	185,984	185,984	—	185,984	—
Loans, net of allowance	2,824,555	2,825,765	—	31,400	2,794,365
Investment in FHLB and FRB stock	56,781	56,781	—	56,781	—
Accrued interest receivable	15,472	15,472	15,472	—	—
Derivative financial instruments	30,519	30,519	—	25,813	4,706
Other assets	2,688	2,688	2,688	—	—

Total financial assets	$4,516,839	$4,524,807	$139,324	$1,585,593	$2,799,890

Financial Liabilities:
Deposits without stated maturities	$1,823,227	$1,823,227	$1,823,227	$—	$—
Deposits with stated maturities	1,299,984	1,312,956	—	1,312,956	—
Short-term borrowings	768,133	768,135	—	768,135	—
Long-term borrowings	147,500	151,824	—	151,824	—
Accrued interest payable	5,741	5,741	5,741	—	—
Derivative financial instruments	24,801	24,801	—	24,801	—
Junior subordinated debentures	86,607	56,298	41,739	14,559	—
Subordinated notes, net	89,648	88,849	—	88,849	—

Total financial liabilities	$4,245,641	$4,231,831	$1,870,707	$2,361,124	$—

Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,368	$4,368	$—	$4,368	$—
Standby letters of credit	277	277	—	277	—

Total off-balance-sheet financial instruments	$4,645	$4,645	$—	$4,645	$—

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

12. Segment Reporting:

The Company has identified two operating segments for purposes of financial reporting: Banking and Mortgage Banking. In addition, the Company utilizes an Other category. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information that is used by the Company’s key decision makers to make operating decisions and to assess the Company’s performance.

The following table presents financial information from the Company’s operating segments.

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net interest income (loss)	$ 36,481	$ 35,380	$ 3,757	$ 747	$(3,860)	$(3,884)	$ 36,378	$ 32,243
Provision for loan losses	2	11,822	98	—	—	—	100	11,822
Total noninterest income	8,627	3,831	23,015	2,244	247	312	31,889	6,387
Total noninterest expense	28,424	22,982	15,562	4,864	—	—	43,986	27,846

Income (loss) before income taxes	16,682	4,407	11,112	(1,873)	(3,613)	(3,572)	24,181	(1,038)
Income tax expense (benefit)	6,674	1,763	3,316	(712)	(34)	(696)	9,956	355

Net income (loss)	$ 10,008	$ 2,644	$ 7,796	$ (1,161)	$(3,579)	$(2,876)	$ 14,225	$ (1,393)

Total average assets	$4,256,252	$4,243,026	$607,794	$84,556	$ 3,764	$ 3,584	$4,867,810	$4,331,166
Average loans	2,716,330	2,796,003	560,781	73,166	—	—	3,277,111	2,869,169

*	The Other category includes subordinated debt expense, certain parent company activities and residual income tax expense.

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net interest income (loss)	$ 73,668	$ 70,210	$ 6,219	$ 2,024	$(7,707)	$(7,804)	$ 72,180	$ 64,430
Provision for loan losses	7,226	22,063	224	—	—	—	7,450	22,063
Total noninterest income	14,999	9,153	40,546	3,765	290	354	55,835	13,272
Total noninterest expense	53,500	46,909	27,054	9,486	—	—	80,554	56,395

Income (loss) before income taxes	27,941	10,391	19,487	(3,697)	(7,417)	(7,450)	40,011	(756)
Income tax expense (benefit)	11,177	4,156	6,666	(1,405)	(1,526)	(2,502)	16,317	249

Net income (loss)	$ 16,764	$ 6,235	$ 12,821	$ (2,292)	$(5,891)	$(4,948)	$ 23,694	$ (1,005)

Total average assets	$4,244,943	$4,241,450	$515,291	$115,179	$ 3,682	$ 3,584	$4,763,916	$4,360,213
Average loans	2,727,710	2,800,189	475,456	101,186	—	—	3,203,166	2,901,375

*	The Other category includes subordinated debt expense, certain parent company activities and residual income tax expense.

13. Subsequent Events:

On July 18, 2012, the Company entered into a warrant repurchase agreement with the U.S. Treasury. According to this agreement, on July 18, 2012 the Company repurchased from the U.S. Treasury the Company’s outstanding warrant to purchase 1,510,418 shares of the Company’s common stock, at an exercise price of $10.41 per share, which had been issued to U.S. Treasury on November 21, 2008 in conjunction with the Company’s participation in the TARP CPP. The Company paid an aggregate cash purchase price of $9.8 million for the warrant which has been cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed below under the caption “Cautionary Note Regarding Forward-Looking Statements”.

Introduction

We are a $4.8 billion bank holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. Cole Taylor specializes in the banking needs of closely held businesses and the people who own and manage them. The Bank provides asset based lending, residential mortgage loan, commercial equipment financing and depository services products through a growing network of offices throughout the United States.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to United States of America generally accepted accounting principles (“GAAP”) and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements – Summary of Significant Accounting and Reporting Policies” in our 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based on historical experience, current information and other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than actual results. We consider our policies for the allowance for loan losses, income taxes, derivatives and the valuation of investment securities to be critical accounting policies.

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

Income Taxes

We are subject to the income tax laws of the United States and the states and other jurisdictions in which we operate. The determination of income tax expense or benefit and the amounts of current and deferred income tax assets and liabilities involve the use of estimates, assumptions, interpretations, and judgment. Factors considered include interpretations of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessment of the likelihood that the reversal of deferred deductible temporary difference will yield tax benefits, and estimates of reserves required for tax uncertainties. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to future results.

Deferred tax assets and liabilities are recorded for temporary differences between book and taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as an income tax benefit or income tax expense in the period that includes the enactment date.

The determination of the realizability of the net deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We currently do not maintain a valuation allowance against our net deferred tax assets because management has determined that it is more-likely-than-not that these net deferred tax assets will be realized.

Derivative Financial Instruments

We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swaptions, callable interest rate exchange agreements, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.

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

The estimates of fair values of certain of our derivative instruments, such as interest rate swaps and corridors, are calculated by an independent pricing service which uses valuation models to estimate market-based valuations. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both us and our counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility in our earnings.

The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that we have the ability to access. We use an internal valuation model to estimate the fair value of our interest rate lock commitments.

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

Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more likely than not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and have a material impact on our Consolidated Statements of Operations.

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

•	Our residential mortgage lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

•	We have counterparty risk and, therefore, we may be adversely affected by the soundness of other financial institutions.

•

We are subject to certain operational risks, including but not limited to, data processing system failures and errors and customer or employee fraud. The Company’s controls and procedures may fail or be circumvented.

•	We are dependent on outside third parties for processing and handling of Company records and data.

•

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

•	We are subject to lending concentration risks.

•	We may not be able to access sufficient and cost-effective sources of liquidity.

•	We are subject to liquidity risk, including unanticipated deposit volatility.

•	The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense.

•	Changes in our credit ratings could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

•	We are a bank holding company and our sources of funds are limited.

•	Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

•	Our reputation could be damaged by negative publicity.

•	New lines of business or new products and services may subject us to certain additional risks.

•	We may experience difficulties in managing our future growth.

•	We, and our subsidiaries, are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

•

Regulatory requirements (including rules recently jointly proposed by the federal bank regulatory agencies to implement Basel III), growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

•

We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on March 9, 2012. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.

RESULTS OF OPERATIONS

The profitability of our operations is in part dependent on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses. The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions. Our net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of deposit service fees, mortgage origination and servicing revenue, loan service fees, net gains on the sales of investment securities, customer swap fees, and other operating income. Noninterest expense typically includes salaries and employee benefits, occupancy and equipment expense, computer and telecommunication services expense, advertising and marketing expense, professional and legal expense, FDIC insurance premiums, nonperforming asset expense, early extinguishment of debt expense, and other operating expenses. Additionally, income taxes, dividends, and discount accretion on preferred shares reduce the amount of net income available to common stockholders.

Overview

Net income applicable to common stockholders was $12.5 million, or $0.41 per diluted common share for the second quarter of 2012, compared to a net loss applicable to common stockholders of $3.9 million, or $0.19 per diluted common share, in the second quarter of 2011. For the six months ended June 30, 2012, net income applicable to common stockholders was $20.2 million, or $0.66 per diluted common share outstanding, compared to a net loss applicable to common stockholders of $5.9 million, or $0.32 per diluted common share outstanding, for the six months ended June 30, 2011. This increase in income applicable to common stockholders for the six months ended June 30, 2012, was primarily the result of strong mortgage banking revenue and a decrease in credit costs, which includes the provision for loan losses and nonperforming asset expense.

Highlights

•

Pre-tax, pre-provision operating earnings (a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities, debt extinguishment expense and derivative termination fees, are excluded) increased 90.2% to $25.1 million for the quarter ended June 30, 2012, as compared to $13.2 million for the quarter ended June 30, 2011. During the six months ended June 30, 2012, pre-tax, pre-provision operating earnings increased by 81.9% to $49.1 million from $27.0 million as compared to the six months ended June 30, 2011.

•

In the second quarter of 2012, total revenue (a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities and derivative termination fees) was $65.2 million, an increase from $39.0 million for the second quarter of 2011. For the six months ended June 30, 2012, total revenue was $124.2 million, an increase from $78.1 million for the same period in 2011.

•

Noninterest income (including gains on sales of investment securities and impairment losses on investment securities) increased to $31.9 million for the second quarter of 2012 from $6.4 million in the second quarter of 2011, an increase of $25.5 million. For the six months ended June 30, 2012, noninterest income was $55.8 million, an increase of $42.5 million as compared to $13.3 million of noninterest income during the six months ended June 30, 2011.

•

Noninterest expense increased to $44.0 million in the second quarter of 2012, as compared to $27.8 million during the second quarter of 2011. For the six months ended June 30, 2012, noninterest expense was $80.6 million, an increase of $24.2 million as compared to $56.4 million of noninterest expense during the six months ended June 30, 2011.

•

Net interest margin on a tax equivalent basis was 3.23% for the second quarter of 2012, an increase of 14 basis points as compared to the second quarter of 2011. Net interest margin on a tax equivalent basis was 3.26% during the six months ended June 30, 2012 as compared to 3.08% during the six months ended June 30, 2011.

•

Nonperforming assets were $106.7 million, or 2.22%, of total assets on June 30, 2012, compared to $138.7 million, or 2.96%, of total assets on December 31, 2011. The provision for loan losses was $100,000 for the second quarter of 2012 and $7.5 million for the six months ended June 30, 2012. In comparison, the provision for loan losses was $11.8 million for the second quarter of 2011 and $22.1 million for the six months ended June 30, 2011.

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

The following table reconciles the income (loss) before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Income (loss) before income taxes	$24,181	$(1,038)	$40,011	$ (756)
Add back (subtract):
Credit costs:
Provision for loan losses	100	11,822	7,450	22,063
Nonperforming asset expense	828	2,013	1,522	5,290

Credit costs subtotal	928	13,835	8,972	27,353
Other:
Gains on sales of investment securities, net	(3,020)	—	(3,976)	—
Derivative termination fees	—	—	—	—
Early extinguishment of debt	2,987	—	3,988	—
Impairment of investment securities	—	381	125	381

Other subtotal	(33)	381	137	381

Pre-tax, pre-provision operating earnings	$25,076	$ 13,178	$49,120	$26,978

The following table details the components of revenue for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net interest income	$36,378	$32,243	$ 72,180	$64,430
Noninterest income	31,889	6,387	55,835	13,272
Add back (subtract):
Gains on sales of investment securities, net	(3,020)	—	(3,976)	—
Derivative termination fees	—	—	—	—
Impairment of investment securities	—	381	125	381

Revenue	$65,247	$39,011	$124,164	$78,083

Net Interest Income

Net interest income is an important source of our earnings and is the difference between total interest income and fees generated by interest-earning assets and total interest expense incurred on interest-bearing liabilities. The amount of net interest income is affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities and the level of rates earned or incurred on those assets and liabilities.

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Net interest income was $36.4 million for the second quarter of 2012, an increase of $4.2 million, or 13.0%, from $32.2 million for the second quarter of 2011.

Our net interest margin on a tax equivalent basis was 3.23% for the second quarter of 2012, an increase of 14 basis points over 3.09% for the second quarter of 2011. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets. Declines in interest-earning asset yields were more than offset by significant deposit repricing and other funding related transactions.

The yield on average earning assets decreased from 4.46% in the second quarter of 2011 to 4.08% in the second quarter of 2012 due to decreased yields on both loans and investment securities. The yield earned on loans declined to 4.35% in the second quarter of 2012 from 4.81% in the second quarter of 2011. This variance was in part driven by growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the yield on loan balances. In addition, commercial loan volumes and yields were lower in the second quarter of 2012 as compared to the second quarter of 2011. The yield on the investment securities portfolio decreased to 3.39% in the second quarter of 2012 from 3.74% in the second quarter of 2011 due to the generally lower interest rate environment.

The yield on total interest-bearing liabilities declined from 1.70% in the second quarter of 2011 to 1.11% in the second quarter of 2012. This decline is the result of an ongoing effort to lower overall funding costs. Actions taken over the past year to accomplish this goal included significant, anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, the termination of certain derivative contracts and early extinguishment of debt. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expense.

Average interest-earning assets during the second quarter of 2012 were $4.57 billion as compared to $4.25 billion during the second quarter of 2011, an increase of $324.4 million, or 7.6%. Average investment balances decreased $82.8 million, or 6.0%, between those two periods while average loan balances increased $407.9 million, or 14.2%.

Total average interest-bearing deposits balances decreased to $2.26 billion in the second quarter of 2012, compared to $2.39 billion in the second quarter of 2011, a decrease of $133.3 million, primarily due to a decrease in time deposits.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net interest income was $72.2 million for the six months ended June 30, 2012, compared to $64.4 million for the six months ended June 30, 2011, an increase of $7.8 million, or 12.1%.

Our net interest margin on a tax equivalent basis was 3.26% during the six months ended June 30, 2012 as compared to 3.08% during the six months ended June 30, 2011. Net interest margin increased due to a reduction in funding costs partially offset by lower average commercial loan balances and lower yields on loans and investment securities.

The yield on interest-earning assets was 4.16% for the first six months of 2012 compared to 4.49% for the first six months of 2011. The decrease is due to decreases in rates and volumes on investment securities and lower rates on loans. The loan yield decreased from 4.85% for the six months ended June 30, 2011 to 4.44% for the six months ended June 30, 2012. A large portion of this variance is due to growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the overall yield on loan balances. Commercial and commercial real estate loan balances and rates declined from the first six months of 2011 to the first six months of 2012. The yield on investment securities declined from 3.74% for the six months ended June 30, 2011 to 3.46% for the six months ended June 30, 2012 due to the generally lower interest rate environment.

The yield on total interest-bearing liabilities declined from 1.74% for the six months ended June 30, 2011 to 1.17% for the six months ended June 30, 2012. This decrease is a result of funding related transactions including anticipated significant deposit repricing, primarily in customer certificates of deposit and brokered certificates of deposits, the termination of certain derivative contracts and early extinguishment of debt. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expense.

Average interest-earning assets during the first six months of 2012 were $4.49 billion as compared to $4.27 billion during the first six months of 2011, an increase of $222.7 million, or 5.2%. Average investment balances decreased $78.6 million, or 5.8%, between those two periods while average loan balances increased $301.8 million, or 10.4%.

Average interest-bearing deposits balances decreased to $2.27 billion for the six months ended June 30, 2012, compared to $2.43 billion in the six months ended June 30, 2011, a decrease of $153.8 million due to a decrease in time deposits.

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

	Quarter Ended June 30, 2012 Versus Quarter Ended June 30, 2011 Increase/(Decrease)			Six Months Ended June 30, 2012 Versus Six Months Ended June 30, 2011 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$ (749)	$(1,163)	$ (1,912)	$(1,475)	$(1,884)	$141	$ (3,218)
Cash equivalents	(2)	2	—	(2)	1	—	(1)
Loans	4,591	(3,528)	1,063	6,897	(6,294)	386	989

Total interest-earning assets			(849)				(2,230)

INTEREST PAID ON:
Interest-bearing deposits	(425)	(2,664)	(3,089)	(1,013)	(5,383)	92	(6,304)
Total borrowings	914	(2,776)	(1,862)	1,507	(5,173)	74	(3,592)

Total interest-bearing liabilities			(4,951)				(9,896)

Net interest income, tax-equivalent			$ 4,102				$ 7,666

*	Represents variance due to one greater day in the six months ended June 30, 2012 versus the six months ended June 30, 2011.

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net interest income as stated	$36,378	$32,243	$72,180	$64,430
Tax-equivalent adjustment-investments	372	389	729	806
Tax-equivalent adjustment-loans	32	48	64	71

Tax-equivalent net interest income	$36,782	$32,680	$72,973	$65,307

Yield on earning assets without tax adjustment	4.04%	4.42%	4.12%	4.45%
Yield on earning assets – tax-equivalent	4.08%	4.46%	4.16%	4.49%

Net interest margin without tax adjustment	3.20%	3.04%	3.23%	3.04%
Net interest margin – tax-equivalent	3.23%	3.09%	3.26%	3.08%

Net interest spread without tax adjustment	2.93%	2.72%	2.96%	2.71%
Net interest spread – tax-equivalent	2.97%	2.76%	2.99%	2.75%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended June 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,224,509	$ 9,889	3.23%	$1,302,023	$11,753	3.61%
Tax-exempt (tax-equivalent) (2)	67,620	1,063	6.29	72,869	1,111	6.10

Total investment securities	1,292,129	10,952	3.39	1,374,892	12,864	3.74

Cash equivalents	709	3	1.67	1,457	3	0.81

Loans (2) (3):
Commercial and commercial real estate	2,595,806	29,426	4.48	2,653,782	31,980	4.77
Residential real estate mortgages	619,084	5,317	3.44	139,824	1,475	4.22
Home equity and consumer	62,221	612	3.96	75,563	799	4.24
Fees on loans		100			138

Net loans (tax-equivalent) (2)	3,277,111	35,455	4.35	2,869,169	34,392	4.81

Total interest-earning assets (2)	4,569,949	46,410	4.08	4,245,518	47,259	4.46

NON-EARNING ASSETS:
Allowance for loan losses	(95,899)			(120,647)
Cash and due from banks	119,121			84,891
Accrued interest and other assets	274,639			121,404

TOTAL ASSETS	$4,867,810			$4,331,166

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,092,349	1,616	0.60	862,767	1,745	0.81
Savings deposits	39,603	7	0.07	38,440	7	0.07
Time deposits	1,128,443	3,316	1.18	1,492,440	6,276	1.69

Total interest-bearing deposits	2,260,395	4,939	0.88	2,393,647	8,028	1.35

Short-term borrowings	1,010,111	629	0.25	638,941	528	0.33
Long-term borrowings	27,692	69	0.99	228,938	2,079	3.59
Junior subordinated debentures	86,607	1,464	6.76	86,607	1,446	6.68
Subordinated notes	89,981	2,527	11.23	89,137	2,498	11.21

Total interest-bearing liabilities	3,474,786	9,628	1.11	3,437,270	14,579	1.70

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	892,945			604,018
Accrued interest, taxes, and other liabilities	82,818			53,698

Total noninterest-bearing liabilities	975,763			657,716

STOCKHOLDERS’ EQUITY	417,261			236,180

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,867,810			$4,331,166

Net interest income (tax-equivalent) (2)		$36,782			$32,680

Net interest spread (tax-equivalent) (2) (4)			2.97%			2.76%

Net interest margin (tax-equivalent) (2) (5)			3.23%			3.09%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

	For the Six Months Ended June 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,219,547	$20,207	3.31%	$1,291,073	$23,205	3.60%
Tax-exempt (tax-equivalent) (2)	67,240	2,083	6.20	74,339	2,303	6.20

Total investment securities	1,286,787	22,290	3.46	1,365,412	25,508	3.74

Cash equivalents	835	5	1.18	1,284	6	0.93

Loans (2) (3):
Commercial and commercial real estate	2,603,666	59,263	4.50	2,655,335	64,261	4.81
Residential real estate mortgages	535,326	9,309	3.48	168,500	3,581	4.25
Home equity and consumer	64,174	1,309	4.10	77,540	1,661	4.32
Fees on loans		888			277

Net loans (tax-equivalent) (2)	3,203,166	70,769	4.44	2,901,375	69,780	4.85

Total interest-earning assets (2)	4,490,788	93,064	4.16	4,268,071	95,294	4.49

NON-EARNING ASSETS:
Allowance for loan losses	(100,483)			(126,563)
Cash and due from banks	104,612			102,898
Accrued interest and other assets	268,999			115,807

TOTAL ASSETS	$4,763,916			$4,360,213

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,055,784	3,161	0.60	$855,547	3,524	0.83
Savings deposits	39,355	14	0.07	38,268	15	0.08
Time deposits	1,178,205	7,173	1.22	1,533,291	13,113	1.72

Total interest-bearing deposits	2,273,344	10,348	0.92	2,427,106	16,652	1.38

Short-term borrowings	932,184	1,192	0.25	578,540	1,512	0.52
Long-term borrowings	74,155	569	1.52	296,255	3,947	2.65
Junior subordinated debentures	86,607	2,936	6.78	86,607	2,889	6.67
Subordinated notes	89,869	5,046	11.23	89,040	4,987	11.20

Total interest-bearing liabilities	3,456,159	20,091	1.17	3,477,548	29,987	1.74

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	823,470			608,003
Accrued interest, taxes, and other liabilities	72,377			53,252

Total noninterest-bearing liabilities	895,847			661,255

STOCKHOLDERS’ EQUITY	411,910			221,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,763,916			$4,360,213

Net interest income (tax-equivalent) (2)		$72,973			$65,307

Net interest spread (tax-equivalent) (2) (4)			2.99%			2.75%

Net interest margin (tax-equivalent) (2) (5)			3.26%			3.08%

(1)	Investment securities average balances are based on amortized cost.
(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3)	Nonaccrual loans are included in the above stated average balances.
(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6)	Yield/Rates are annualized.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Service charges	$ 3,355	$2,696	$ 6,646	$ 5,586
Mortgage banking revenue	23,014	2,243	40,544	3,760
Gains on sales of investment securities, net	3,020	—	3,976	—
Other derivative income	815	194	1,376	947
Letter of credit and other loan fees	935	902	1,880	2,053
Change in market value of employee deferred compensation plan	(91)	53	76	220
Other noninterest income	841	299	1,337	706

Total noninterest income	$31,889	$6,387	$55,835	$13,272

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Total noninterest income was $31.9 million during the second quarter of 2012, compared to $6.4 million in the second quarter of 2011, an increase of $25.5 million, or 398.4%. This increase is primarily due to an increase in mortgage banking revenue generated from Cole Taylor Mortgage. Mortgage banking revenue totaled $23.0 million in the second quarter of 2012, an increase of $20.8 million from the second quarter of 2011, primarily driven by increased margins on mortgage originations and sales in the secondary market and an increase in loan fundings.

Service charges increased from $2.7 million in the second quarter of 2011 to $3.4 million in the second quarter of 2012 due to the introduction of new products and the addition of customers throughout 2011 and 2012, as well as pricing adjustments which commenced in the first quarter of 2012.

The second quarter of 2012 included gains on the sale of investment securities of $3.0 million. These securities were sold at the same time as an early extinguishment of debt and a covered call transaction occurred. There were no gains on the sales of investment securities in the second quarter of 2011.

Other derivative income increased $621,000 from the second quarter of 2011 to the second quarter of 2012 due to an increase in the number and the size of fees collected on customer swaps.

Other noninterest income in the second quarter of 2011 included a $381,000 impairment charge on an investment security. There were no investment impairment charges in the second quarter of 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total noninterest income was $55.8 million during the six months ended June 30, 2012, compared to $13.3 million in the six months ended June 30, 2011, an increase of $42.5 million or 319.5%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $40.5 million in the first six months of 2012, an increase of $36.7 million from the first six months of 2011, primarily driven by increased margins on mortgage originations, sales in the secondary market and an increase in loan fundings.

Service charges increased from $5.6 million for the six months ended June 30, 2011 to $6.6 million for the six months ended June 30, 2012 due to the introduction of new products, customer additions throughout 2011 and 2012, and pricing adjustments which began in the first quarter of 2012.

The six months ended June 30, 2012 included gains on the sale of investment securities of $4.0 million related to securities sold at the same time as an early extinguishment of debt and a covered call transaction occurred. There were no gains on the sales of investment securities in the six months ended June 30, 2011.

Other derivative income increased from $947,000 in the first six months of 2011 to $1.4 million in the first six months of 2012 due to an increase in the number and the size of fees collected on customer swaps.

Other noninterest income in the six months ended June 30, 2011 included a $381,000 impairment charge on an investment security. Other noninterest income in the six months ended June 30, 2012 included a $125,000 impairment charge on an investment security.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$15,317	$13,366	$30,790	$26,567
Incentives, commissions and retirement benefits	12,961	1,817	21,125	3,305

Total salaries and employee benefits	28,278	15,183	51,915	29,872
Occupancy of premises, furniture and equipment	2,922	2,603	5,712	5,493
Nonperforming asset expense	828	2,013	1,522	5,290
FDIC assessment	1,497	1,499	3,199	3,447
Early extinguishment of debt	2,987	—	3,988	—
Legal fees, net	757	1,026	1,613	1,820
Other professional services	708	474	1,287	826
Other noninterest expense	6,009	5,048	11,318	9,647

Total noninterest expense	43,986	$27,846	80,554	$56,395

Efficiency Ratio	67.41%	71.38%	64.88%	72.22%

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Noninterest expense increased $16.2 million, or 58.3%, to $44.0 million in the second quarter of 2012, as compared to $27.8 million during the second quarter of 2011. The higher level of noninterest expense during the second quarter of 2012 was primarily the result of higher salaries and employee benefits and expenses related to early extinguishment of debt, partially offset by lower nonperforming asset expenses.

Total salaries and employee benefits expense during the second quarter of 2012 was $28.3 million, compared to $15.2 million during the second quarter of 2011, an increase of $13.1 million or 86.2%. This increase was primarily driven by an increase in incentives, commissions and retirement benefits which increased $11.1 million for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, due to increased corporate and production based incentive expense related to the strong performance of the Company. In addition, base salaries increased resulting from an increased number of employees. The number of full time equivalent employees was 709 at June 30, 2012, as compared to 608 at June 30, 2011. This increase was primarily due to 115 new employees at Cole Taylor Mortgage.

Nonperforming asset expense totaled $828,000 for the quarter ended June 30, 2012, compared to $2.0 million for the quarter ended June 30, 2011. This decrease was due to lower write-downs on OREO and repossessed assets.

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

A quantification of the amount of nonperforming asset expense in each of these categories for the periods indicated is as follows:

	For the Quarter Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Held for sale	$815	$1,365
Held for investment	13	648

Total	$828	$2,013

The second quarter of 2012 includes $3.0 million in early extinguishment of debt expense due to the decision to shift funding sources to lower cost alternatives. No such expenses were recognized in the second quarter of 2011.

Other noninterest expense increased from $5.0 million for the three months ended June 30, 2011 to $6.0 million for the three months ended June 30, 2012, an increase of $1.0 million or 20.0%. This increase was primarily due to increases in volume related mortgage loan expenses.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

For the six months ended June 30, 2012, noninterest expense was $80.6 million, an increase of $24.2 million as compared to $56.4 million of noninterest expense during the six months ended June 30, 2011. The higher level of noninterest expense in the six months ended June 30, 2012 was primarily attributable to higher salaries and benefits expense, early extinguishment of debt expense and other noninterest expense, partially offset by decreases in nonperforming asset expense.

Total salaries and employee benefits expense totaled $51.9 million for the six months ended June 30, 2012, as compared to $29.9 million during the six months ended June 30, 2011, an increase of $22.0 million. Incentives, commissions and retirement benefits increased $17.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to an increase in corporate and production based incentive expense, largely due to the strong performance of the Company. The growth of Cole Taylor Mortgage and the related headcount additions resulted in increased salaries and benefits expense.

For the six months ended June 30, 2012, nonperforming asset expense decreased to $1.5 million from $5.3 million for the same period a year ago. Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. A lower amount of write-downs on OREO and repossessed assets was required in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. In addition, expense decreased due to lower unfunded commitment reserves.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment categories for the periods indicated is as follows:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Held for sale	$1,327	$3,323
Held for investment	195	1,967

Total	$1,522	$5,290

The six months ended June 30, 2012 included $4.0 million in early extinguishment of debt expense due to the decision to shift funding sources to lower cost alternatives. No such expenses were recognized in the first six months of 2012.

Other noninterest expense for the six months ended June 30, 2012 was $11.3 million as compared to $9.6 million for the six months ended June 30, 2011, an increase of $1.7 million or 17.7%. This increase was primarily due to increases in volume related mortgage loan expenses.

Efficiency Ratio

The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.

Our efficiency ratio was 67.41% in the second quarter of 2012, compared to 71.38% during the second quarter of 2011. Our efficiency ratio was 64.88% for the first six months of 2012, compared to 72.22% for the first six months of 2011. The decrease in the efficiency ratio primarily is the result of higher mortgage banking revenue in the second quarter and first six months of 2012, compared to the second quarter and first six months of 2011, partially offset by increased compensation expense.

Income Taxes

Income tax expense increased from $249,000 in the first six months of 2011 to $16.3 million for the first six months of 2012, an increase of $16.1 million. This increase was primarily due to the increase in our income before income taxes, which increased from a loss of $756,000 in the first six months of 2011 to income of $40.0 million in the first six months of 2012. At December 31, 2011, we released the $73.2 million valuation allowance against our net deferred tax assets. As this valuation allowance no longer exists, income tax expense is recognized on the statement of operations.

The first six months of 2011 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. This is partially offset by an income tax benefit due to a change in the State of Illinois tax rate as applied to our January 1, 2011 net deferred tax asset after valuation allowance.

Segment Review

As described in Note 12 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.

The Banking segment consists of commercial banking, commercial real estate banking, asset based lending, retail banking, equipment financing and all other functions that support those units. The Mortgage Banking segment originates residential mortgage loans for sale to investors and for retention in our loan portfolio through retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans. In addition, we use an Other category, which includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Net income for the Banking segment for the quarter ended June 30, 2012 was $10.0 million, an increase of $7.4 million from net income of $2.6 million for the quarter ended June 30, 2011. Net interest income of $36.5 million for the second quarter of 2012 was $1.1 million greater than net interest income of $35.4 million for the same period in 2011. The increase is due to deposit repricing and deliberate changes to the funding mix, partially offset by decreased interest income due to lower loan volume and yields. Noninterest income increased from $3.8 million in the second quarter of 2011 to $8.6 million in the second quarter of 2012, an increase of $4.8 million. The increase was due to gains on the sale of available for sale investment securities of $3.0 million in the second quarter of 2012. In addition, service charges increased due to new products and customers and a change in pricing, and derivative income increased due to an increase in fees related to customer swaps. The second quarter of 2011 included a $381,000 investment security impairment charge for which no comparable charge was taken in 2012. Noninterest expense was $28.4 million in the second quarter of 2012 as compared to $23.0 million in the second quarter of 2011, an increase of $5.4 million. This increase was primarily due to an increase in corporate incentive compensation expense and early extinguishment of debt expense of $3.0 million recognized in the second quarter of 2012. These increases were partially offset by a decrease in nonperforming asset expense of $1.2 million. Provision for loan losses was $2,000 in the second quarter of 2012, a decrease of $11.8 million from the second quarter of 2011. This decrease is primarily a result of a reduction in specific reserves.

Net income for the Mortgage Banking segment for the second quarter of 2012 was $7.8 million, a $9.0 million increase from net loss of $1.2 million for the second quarter of 2011. Net interest income increased $3.0 million, from $747,000 for the quarter ended June 30, 2011 to $3.8 million for the quarter ended June 30, 2012 driven by an increase in both held for sale and mortgage portfolio loans. Noninterest income also increased significantly, moving from $2.2 million in the second quarter of 2011 to $23.0 million in the second quarter of 2012. This increase was primarily a result of increased margins on mortgage originations and sales in the secondary market, an increase in loan fundings and growth in mortgage servicing. Noninterest expense increased from $4.9 million in the second quarter of 2011 to $15.6 million in the second quarter of 2012. The increase was largely due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in production and performance based incentive compensation.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net income for the Banking segment for the six months ended June 30, 2012 was $16.8 million, an increase of $10.6 million from net income of $6.2 million for the six months ended June 30, 2011. The improved performance is primarily attributable to a $14.8 million decrease in provision for loan losses primarily due to a reduction in specific reserves. Net interest income increased from $70.2 million for the first six months of 2011 to $73.7 for the first six months of 2012 due to decreased funding costs. Noninterest income increased from $9.2 million for the six months ended June 30, 2011 to $15.0 million for the six months ended June 30, 2012, an increase of $5.8 million. This increase was due to gains on the sale of available for sale investment securities of $4.0 million in the first six months of 2012. In addition, service charges increased due to new products and customers and a change in pricing. Noninterest expense was $46.9 million in the first six months of 2011 compared to $53.5 million in the first six months of 2012, an increase of $6.6 million. This increase was due to $4.0 million in early extinguishment of debt expense in the first six months of 2012 and an increase in corporate incentive compensation expense. These increases were partially offset by a $3.8 million decline in nonperforming asset expense due to improved credit quality.

Net income for the Mortgage Banking segment for the six months ended June 30, 2012, was $12.8 million, an increase of $15.1 million from net loss of $2.3 million for the six months ended June 30, 2011. Net interest income increased $4.2 million, from $2.0 million for the six month period ended June 30, 2011 to $6.2 million for the six month period ended June 30, 2012 due to an increase in both held for sale and mortgage portfolio loans. Noninterest income also increased, from $3.8 million for the first six months of 2011 to $40.5 million for the first six months of 2012, an increase of $36.7 million. This increase reflects this segment’s expansion of its national platform, diversification of its revenue streams and sustained low mortgage interest rates. Noninterest expense increased from $9.5 million in for the six months ended June 30, 2011 to $27.1 million in for the six months ended June 30, 2012, an increase of $17.6 million, primarily due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in production and performance based incentive compensation.

FINANCIAL CONDITION

Overview

Total assets increased $111.3 million, or 2.4%, to $4.80 billion at June 30, 2012 from total assets of $4.69 billion at December 31, 2011, as a result of increases in held to maturity investment securities, loans and loans held for sale. Held to maturity investment securities totaled $317.5 million at June 30, 2012, an increase of $213.2 million from December 31, 2011, loans totaled $2.89 billion at June 30, 2012, an increase of $70.3 million from December 31, 2011 and loans held for sale totaled $255.7 million at June 30, 2012, an increase of $69.7 million from December 31, 2011. These increases were partially offset by a decrease of $252.5 million in available for sale investment securities. Total liabilities increased $84.4 million to $4.36 billion at June 30, 2012 from $4.28 billion at December 31, 2011, resulting from higher short-term borrowings, and noninterest-bearing deposits, partially offset by decreases in interest-bearing deposits and long-term borrowings. Total stockholders’ equity at June 30, 2012 was $436.4 million, compared to $409.5 million at December 31, 2011, reflecting the impact of net income for the six months ended June 30, 2012.

Investment Securities

Investment securities totaled $1.24 billion at June 30, 2012, compared to $1.28 billion at December 31, 2011, a decrease of $39.3 million, or 3.1%. During the six months ended June 30, 2012, we purchased $254.0 million of investments securities and sold $205.6 million of available for sale investment securities, mostly mortgage-related securities.

As of June 30, 2012, mortgage related securities (at estimated fair value) comprised approximately 92% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.

At June 30, 2012, we had a net unrealized gain of $42.0 million in our available-for-sale investment portfolio, which was comprised of $43.0 million of gross unrealized gains and $1.0 million of gross unrealized losses. At December 31, 2011, the net unrealized gain was $42.9 million, which was comprised of $44.6 million of gross unrealized gains and $1.7 million of gross unrealized losses. The gross unrealized losses at June 30, 2012 related to three investment securities with a carrying value of $991,000. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analyses to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the three securities with gross unrealized losses at June 30, 2012, all have been in a loss position for 12 months or more and none had other-than-temporary impairment for the six months ended June 30, 2012.

As a member of FHLB, we are required to hold FHLB stock. The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At June 30, 2012, we held $43.5 million of FHLBC stock and maintained $800.4 million of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans

The composition of our loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012		December 31, 2011
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans Held for Portfolio:
Commercial and industrial	$1,482,427	50%	$1,426,221	50%
Commercial real estate secured	975,680	32	1,037,976	35
Residential construction and land	54,447	2	64,824	2
Commercial construction and land	90,090	3	99,021	3

Total commercial loans	2,602,644	87	2,628,042	90
Consumer loans	379,183	13	300,257	10

Total loans	2,981,827	100%	2,928,299	100%
Less: Allowance for loan losses	(86,992)		(103,744)

Portfolio loans, net	$2,894,835		$2,824,555

Loans Held for Sale	$ 255,693		$ 185,984

Total loans held in our portfolio increased $53.5 million to $2.98 billion at June 30, 2012, from total loans held in our portfolio of $2.93 billion at December 31, 2011. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured and construction and land loans, decreased $25.4 million, or 1.0%. The decrease in commercial loans during the six months ended June 30, 2012 consisted of a $62.3 million, or 6.0%, decrease in commercial real estate secured loans, a $10.4 million decrease, or 16.0%, in residential construction and land loans and a $8.9 million decrease, or 9.0%, in commercial construction and land loans. These decreases were partly offset by a $56.2 million, or 3.9%, increase in C&I loans. Consumer-oriented loans increased by $78.9 million, or 26.3%, from December 31, 2011 to June 30, 2012.

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

Total C&I loans increased to $1.48 billion at June 30, 2012 compared to $1.43 billion at December 31, 2011, and accounted for 49.7% of our total loan portfolio at June 30, 2012.

Commercial real estate loans on completed properties include loans for the purchase of real property or for other business purposes where the primary collateral is the underlying real property. Our commercial real estate loans consist of loans on commercial owner-occupied properties and investment properties. Investment properties refer to multi-family residences and income producing non-owner occupied commercial real estate, including retail strip centers or malls, office and mixed use properties and other commercial and specialized properties, such as nursing homes, churches, hotels and motels. Repayment of these loans is generally provided through the operating cash flow of the property.

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

The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$124,150	13%	$ 143,052	14%
Office/mix use property	117,048	12	113,429	11
Commercial properties	121,155	12	129,921	12
Specialized – other	70,096	7	80,971	8
Other commercial properties	18,937	2	40,270	4

Subtotal commercial non-owner occupied	451,386	46	507,643	49
Commercial owner occupied	429,643	44	446,259	43
Multi-family properties	94,651	10	84,074	8

Total commercial real estate secured	$975,680	100%	$1,037,976	100%

Our commercial real estate secured loans decreased $62.3 million, or 6.0%, to $975.7 million at June 30, 2012, as compared to $1.04 billion at December 31, 2011. Approximately 90% of the total commercial real estate secured portfolio is loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.

Residential construction and land loans primarily consist of loans to real estate developers to construct single-family homes, town-homes and condominium conversions. Commercial construction and land loans primarily consist of loans to construct commercial real estate or income-producing properties. Both the residential and commercial construction and land loans are repaid from proceeds from the sale of the finished units by the developer or may be converted to commercial real estate loans at the completion of the construction process. The risk characteristics of these loans are influenced by national and local economic conditions, including the rate of unemployment and consumer confidence and the related impact that these conditions have on demand, housing prices and real estate values. In addition, credit risk on individual projects is influenced by the developers’ ability and efficiency in completing construction, selling finished units or obtaining tenants to occupy these properties. Credit risk for these loans is primarily managed by underwriting standards, lending primarily in local markets to developers with whom we have experience and ongoing oversight of project progress.

Our residential construction and land loans decreased by $10.4 million, or 16.0%, to $54.4 million at June 30, 2012, as compared to $64.8 million at December 31, 2011. Commercial construction and land loans totaled $90.1 million at June 30, 2012 as compared to $99.0 million at December 31, 2011, a decrease of $8.9 million, or 9.0%.

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

Total consumer loans increased $78.9 million, or 26.3%, to $379.2 million at June 30, 2012, compared to $300.3 million at December 31, 2011. This increase is the result of certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio rather than sold in the secondary market.

Loans Held for Sale

At June 30, 2012, we held $255.7 million of loans classified as held for sale as compared to $186.0 million at December 31, 2011. At June 30, 2012 and December 31, 2011, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $243.5 million at June 30, 2012, with an unrealized gain of $12.2 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations.

Loan Quality and Nonperforming Assets

The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2012	Dec. 31, 2011	June 30, 2011
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$ —	$ —	$ —
Nonaccrual loans
Commercial and industrial	20,193	42,909	66,186
Commercial real estate secured	30,264	35,159	46,605
Residential construction and land	7,003	7,810	9,929
Commercial construction and land	6,679	5,279	6,188
Consumer-oriented	9,965	11,904	14,150

Total nonaccrual loans	74,104	103,061	143,058

Total nonperforming loans	74,104	103,061	143,058
OREO and repossessed assets	32,627	35,622	27,857

Total nonperforming assets	$106,731	$138,683	$170,915

Performing restructured loans not included in nonperforming assets	$ 13,937	$ 14,176	$ 17,687
Nonperforming loans to total loans	2.29%	3.31%	4.91%
Nonperforming assets to total loans plus OREO and repossessed property	3.26%	4.40%	5.98%
Nonperforming assets to total assets	2.22%	2.96%	3.89%

Nonperforming assets were $106.7 million, or 2.22% of total assets at June 30, 2012, compared to $138.7 million, or 2.96% of total assets at December 31, 2011, and $170.9 million, or 3.89% of total assets at June 30, 2011. During the six months ended June 30, 2012, $24.2 million of nonperforming loans were charged-off and $7.7 million of loans were transferred to OREO.

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

Commercial real estate secured nonaccrual loans are the largest category of nonaccrual loans at $30.3 million and comprise approximately 41% of all nonaccrual loans. The largest decrease in nonaccrual loans for the six months ended June 30, 2012 was $22.7 million, or 52.9%, in commercial and industrial loans.

Other real estate owned and repossessed assets

OREO and repossessed assets totaled $32.6 million at June 30, 2012, as compared to $35.6 million at December 31, 2011 and $27.9 million at June 30, 2011. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Balance at beginning of period	$36,941	$ 38,165	$35,622	$ 31,490
Transfers from loans	2,060	1,355	7,660	9,974
Additional investment in foreclosed properties	—	—	—	—
Dispositions	(5,432)	(10,137)	(9,417)	(10,668)
Additional impairment	(942)	(1,526)	(1,238)	(2,939)

Balance at end of period	$32,627	$ 27,857	$32,627	$ 27,857

The level of OREO and repossessed assets has decreased during the first six months of 2012. During the six months ended June 30, 2012, we transferred $7.7 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $1.5 million from our commercial and industrial portfolio, $684,000 from our commercial real estate secured portfolio, $2.1 million from our commercial construction and land portfolio and $3.4 million from our consumer portfolio. During the first six months of 2012, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $1.2 million during the first six months of 2012 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio.

Impaired loans

At June 30, 2012, impaired loans totaled $79.5 million, compared to $108.5 million at December 31, 2011, and $147.2 million at June 30, 2011. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2012	Dec. 31, 2011	June 30, 2011
	(in thousands)
Impaired loans:
Commercial and industrial	$24,406	$ 48,895	$ 70,140
Commercial real estate secured	35,185	39,398	53,332
Residential construction and land	7,003	7,813	13,459
Commercial construction and land	6,679	6,791	7,699
Consumer	6,217	5,638	2,611

Total impaired loans	$79,490	$108,535	$147,241

Recorded balance of impaired loans:
With related allowance for loan losses	$37,930	$ 71,512	$105,700
With no related allowance for loan losses	41,560	37,023	41,541

Total impaired loans	$79,490	$108,535	$147,241

Allowance for losses on impaired loans:
Commercial and industrial	$ 9,196	$ 23,292	$ 27,720
Commercial real estate secured	6,232	7,540	7,846
Residential construction and land	845	1,181	1,154
Commercial construction and land	1,189	31	495
Consumer	—	—	—

Total allowance for losses on impaired loans	$17,462	$ 32,044	$ 37,215

The decrease in impaired loans during the six months ended June 30, 2012 primarily resulted from charge-offs. The allowance for loan losses related to impaired loans decreased during 2012 and totaled $17.5 million at June 30, 2012, as compared to $32.0 million at December 31, 2011 and $37.2 million at June 30, 2011. The decrease in the allowance for losses on impaired loans in 2012 was primarily due to net charge-offs during the period, partially offset by an increase in the estimated impairment. The percentage of allowance on impaired loans to total impaired loans decreased to 22.0% at June 30, 2012, compared to 29.5% at December 31, 2011. Commercial real estate secured loans comprise approximately 44% of all impaired loans and 36% of the allowance for loan losses on impaired loans at June 30, 2012.

Through an individual impairment analysis, we determined that at June 30, 2012, $37.9 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $17.5 million. We also held $41.6 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.

For impaired commercial loans that are collateral dependent, our practice is to obtain an updated appraisal every six to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. OREO and repossessed assets require an updated appraisal at least annually. We have established policies and procedures related to appraisals and maintains a list of approved appraisers who have met specific criteria. In addition, our policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review by a qualified third party to ensure the consistency and quality of the appraisal and valuation. We discount appraisals for estimated selling costs, and, when appropriate, considers the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.

Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogenous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At June 30, 2012, we held $13.9 million of loans classified as performing restructured loans (performing troubled debt restructurings) which includes commercial loans of $9.1 million and consumer loans of $4.8 million.

The balance of nonaccrual and impaired loans as of June 30, 2012 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$64,139	$64,139
Commercial loans on accrual but impaired	n/a	9,134
Consumer loans	9,965	6,217

	$74,104	$79,490

Potential problem loans

As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At June 30, 2012, these potential problem loans totaled $19.7 million. Of these potential problem loans at June 30, 2012, $10.1 million were in our commercial real estate construction and land portfolio and $9.7 million were in our commercial and industrial portfolio. In comparison, potential problem loans at December 31, 2011 totaled $37.0 million. The potential problem loans at December 31, 2011 included $20.3 million of construction and land loans, $12.6 million of commercial and industrial loans and $4.1 million of commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)
Average total loans	$3,277,111	$2,869,169	$3,203,166	$2,901,375

Total loans at end of period	$3,237,520	$2,916,075	$3,237,520	$2,916,075

Allowance for loan losses:
Allowance at beginning of period	$ 93,509	$ 114,966	$ 103,744	$ 124,568
Charge-offs, net of recoveries:
Commercial and commercial real estate	(2,584)	(12,389)	(17,930)	(23,123)
Real estate construction	(3,184)	(3,155)	(4,382)	(11,847)
Residential real estate mortgages and consumer loans	(849)	(2,200)	(1,890)	(2,617)

Total net charge-offs	(6,617)	(17,744)	(24,202)	(37,587)
Provision for loan losses	100	11,822	7,450	22,063

Allowance at end of period	$ 86,992	$ 109,044	$ 86,992	$ 109,044

Annualized net charge-offs to average total loans	0.81%	2.47%	1.51%	2.59%
Allowance to total loans at end of period (excluding loans held for sale)	2.92%	3.85%	2.92%	3.85%
Allowance to nonperforming loans	117.39%	76.22%	117.39%	76.22%

Our allowance for loan losses was $87.0 million at June 30, 2012, or 2.92% of end of period loans (excluding loans held for sale) and 117.39% of nonperforming loans. In comparison, at June 30, 2011, our allowance for loan losses was $109.0 million, or 3.85% of end-of-period loans (excluding loans held for sale) and 76.22% of nonperforming loans. Net charge-offs during the first six months of 2012 were $24.2 million, or 1.51% of average loans on an annualized basis. In comparison, net charge-offs during the first six months of 2011 were $37.6 million, or 2.59% of average loans on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $100,000 for the quarter ended June 30, 2012, compared to $11.8 million for the quarter ended June 30, 2011. The provision for loan losses was $7.5 million for the six months ended June 30, 2012, compared to $22.1 million for the six months ended June 30, 2011. The decrease in provision expense is due to lower specific reserves required on impaired loans, lower charge-offs and lower nonperforming loans in the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Mortgage Servicing Rights

We sell residential mortgage loans originated by Cole Taylor Mortgage. In the six months ended June 30, 2012, we sold a portion of the originated loans into the secondary market while retaining servicing rights of those loans. Upon sale, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of MSRs of $6.5 million in the quarter ended June 30, 2012 and $12.1 million of MSRs in the six month ended June 30, 2012, which were recorded at fair value at the time of purchase.

We elected to account for MSRs using the fair value option. The balance of the MSR asset was $34.8 million at June 30, 2012 and $8.7 million at December 31, 2011. MSRs are included in other assets in our Consolidated Balance Sheets. The amount of residential mortgage loans serviced for others at June 30, 2012 was $4.02 billion and $1.02 billion at December 31, 2011.

Deposits

Total deposits increased $61.4 million to $3.18 billion at June 30, 2012 from $3.12 billion at December 31, 2011. During the six months ended June 30, 2012, interest-bearing deposits decreased $107.9 million and noninterest-bearing deposits increased $169.3 million. The increase in noninterest-bearing deposits was primarily due to a substantial increase in consumer checking accounts resulting from a new relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. This increase is partially offset by seasonality in commercial deposits.

Increases during the six months ended June 30, 2012 included money market accounts, which increased $53.3 million, brokered money market accounts, which increased $48.0 million and NOW accounts, which increased $14.3 million. Decreases during the six months ended June 30, 2012 included certificates of deposit, which decreased $124.2 million, and brokered certificates of deposit, which decreased $105.3 million.

The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	June 30, 2012	Dec. 31, 2011
	(in thousands)
Noninterest-bearing deposits	$ 971,818	$ 802,480
Interest-bearing deposits
NOW accounts	339,156	324,877
Savings accounts	39,770	38,370
Money market accounts	710,754	657,500
Brokered money market deposits	48,016	—
Certificates of deposit	570,557	694,712
Brokered certificates of deposit	301,748	407,068
CDARS time deposits	181,371	144,118
Public time deposits	21,420	54,086

Total interest-bearing deposits	2,212,792	2,320,731

Total deposits	$3,184,610	$3,123,211

Average deposits for the six months ended June 30, 2012 increased $61.7 million, or 2.0%, to $3.10 billion, compared to $3.04 billion for the six months ended June 30, 2011. Total average time deposits decreased $355.1 million, or 23.2%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, with a decrease of $172.6 million, or 21.4%, in average certificates of deposit and a decrease of $105.8 million, or 23.2%, in average brokered certificates of deposit accounting for most of the decrease.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$ 823,470	26.6%	—%	$ 608,003	20.0%	—%
NOW accounts	359,956	11.6	0.67	239,013	7.9	1.03
Money market accounts	686,635	22.2	0.57	611,132	20.1	0.75
Brokered money market accounts	9,193	0.3	0.33	5,402	0.1	0.29
Savings deposits	39,355	1.3	0.07	38,268	1.3	0.08
Time deposits:
Certificates of deposit	635,073	20.5	1.27	807,716	26.6	1.78
Brokered certificates of deposit	349,393	11.3	1.56	455,143	15.0	2.37
CDARS time deposits	154,241	4.9	0.48	195,816	6.5	0.77
Public time deposits	39,498	1.3	0.39	74,616	2.5	0.52

Total time deposits	1,178,205	38.0	1.22	1,533,291	50.6	1.72

Total deposits	$3,096,814	100.0%		$3,035,109	100.0%

Borrowings

Short-term borrowings include overnight securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings increased $133.0 million to $901.1 million at June 30, 2012, as compared to $768.1 million at December 31, 2011. Most of this increase was the result of a $105.4 million increase in FHLB advances due to our decision to shift funding sources to lower cost alternatives. Fed funds purchased increased $27.6 million.

Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. Long-term borrowings were $20.0 million at June 30, 2012, a decrease of $127.5 million from the balance of $147.5 million on December 31, 2011. Term structured repurchase agreements decreased $75.0 million and long-term FHLB advances decreased $52.5 million. In the first and second quarters of 2012, we terminated two long-term FHLB advances and one structured repurchase agreement to shift funding sources to lower cost alternatives.

At June 30, 2012 and December 31, 2011, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow $850.0 million as of June 30, 2012 and $775.0 million at December 31, 2011.

At June 30, 2012 all borrowings from the FHLBC were collateralized by $553.2 million of investment securities and a blanket lien on $729.9 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $216.1 million at June 30, 3012. At December 31, 2011, we maintained collateral of $782.1 million of investment securities and a blanket lien on $390.8 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $277.3 million.

We participate in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2012, the Bank pledged $499.9 million of commercial loans as collateral and had available $410.3 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $569.2 million of commercial loans as collateral and had available $463.3 million of borrowing capacity under the BIC program at December 31, 2011. There were no borrowings under the BIC program at either June 30, 2012 or December 31, 2011.

Junior Subordinated Debentures

At June 30, 2012, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At June 30, 2012, unamortized issuance costs were $2.1 million relating to TAYC Capital Trust I and $345,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

Subordinated Notes

The following table describes the subordinated debt outstanding at June 30, 2012 and December 31, 2011. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	June 30, 2012	December 31, 2011
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,902)	(4,059)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(413)	(427)

Taylor Capital Group subordinated notes, net	33,185	33,014
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	60,000	60,000
Unamortized discount	(3,094)	(3,366)

Cole Taylor Bank subordinated notes, net	56,906	56,634

Total subordinated notes, net	$90,091	$89,648

CAPITAL RESOURCES

At June 30, 2012 and December 31, 2011, both the Company and Cole Taylor Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2012:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$579,618	16.03%	>$289,231	>8.00%	>$361,539	>10.00%
Cole Taylor Bank	541,962	15.00	>289,107	>8.00	>361,384	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	455,144	12.59	>144,616	>4.00	>216,923	>6.00
Cole Taylor Bank	450,692	12.47	>144,554	>4.00	>216,831	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	455,144	9.41	>193,519	>4.00	>241,898	>5.00
Cole Taylor Bank	450,692	9.32	>193,413	>4.00	>241,767	>5.00

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42	>281,220	>8.00	>351,526	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	394,630	11.22	>140,683	>4.00	>211,025	>6.00
Cole Taylor Bank	381,563	10.85	>140,610	>4.00	>210,915	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	394,630	8.84	>178,661	>4.00	>223,327	>5.00
Cole Taylor Bank	381,563	8.53	>178,946	>4.00	>223,683	>5.00

All of our capital asset ratios increased during the first six months of 2012, mostly due to net income earned.

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

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital positions. Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

LIQUIDITY

During the six months ended June 30, 2012, total assets increased $111.3 million, or 2.4%, primarily due to increases in our loan portfolio, loans held for sale portfolio and held to maturity investment securities. Cash inflows during the six months ended June 30, 2012 consisted primarily of proceeds of $1.67 billion from sales of loans originated for sale. In addition, we received proceeds from the sale of available for sale investment securities of $205.6 million and increased short-term borrowings by $133.0 million.

Cash outflows during the six months ended June 30, 2012, included $1.73 billion of loans originated for sale, $193.7 million for the purchase of available for sale investment securities, repayments of $127.5 million on long-term borrowings and the payment of $2.6 million in dividends on our Series B Preferred.

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

At the holding company level, cash and cash equivalents decreased to $36.5 million at June 30, 2012 from $45.0 million at December 31, 2011. Significant cash outflows during the first six months of 2012 included $4.4 million of interest paid on our junior subordinated debentures and subordinated notes and $2.6 million for the payment of dividends on our Series B Preferred.

As described in Note 13 – “Subsequent Events” of the Notes to the Consolidated Financial Statements, on July 18, 2012 we entered into a warrant repurchase agreement with U.S. Treasury for the repurchase of our outstanding warrant to purchase 1,510,418 shares of our common stock at an exercise price of $10.41 per share. The warrant was issued to U.S. Treasury on November 21, 2008 in conjunction with the our participation in the TARP CPP. The holding company completed the repurchase on July 18, 2012, and paid an aggregate cash purchase price of $9.8 million for the warrant.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.

At June 30, 2012, we had $814.0.0 million of undrawn commitments to extend credit and $72.8 million of financial and performance standby letters of credit. In comparison, at December 31, 2011, we had $846.7 million of undrawn commitments to extend credit and $77.1 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2012, we maintained a liability of $4.5 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. This compares to $4.4 million at December 31, 2011.

Derivative Financial Instruments

At June 30, 2012, we had $106.9 million of notional amount interest rate swaps that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $11,000 for the quarter ended June 30, 2012 and $24,000 for the six months ended June 30, 2012, and was recorded in other derivative income in noninterest income.

At June 30, 2012, the Company had $60.0 million of notional amount interest rate swaps that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $(178,000) for the quarter and $(31,000) for the six months ended June 30, 2012, and was recorded in other derivative income in noninterest income.

At June 30, 2012, we had $105.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to other comprehensive income. Total ineffectiveness on the interest rate corridors was $1,000 for the quarter and the six months ended June 30, 2012. A portion of the borrowings that were hedged using these interest rate corridors have been paid, reducing the need for the full notional amount that had been hedged.

We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of June 30, 2012, $853.2 million of derivative instruments were interest rate swaps related to customer transactions, which are not designated as hedges. At June 30, 2012, we had notional amounts of $426.6 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2012, we had offsetting interest rate swaps with other counterparties with a notional amount of $426.6 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.

We enter into interest rate swaps as a part of Cole Taylor Mortgage’s servicing business in order to minimize most of the price volatility of the MSR asset. At June 30, 2012, we had a notional amount of $67.5 million of interest rate swaps. We also enter into interest rate swaptions to further minimize the price volatility of the MSR assets. These swaptions enable us or the counterparty to the transaction to set rates and timings of future interest rate swaps without currently entering into the swaps. As of June 30, 2012, we had $70.0 million of notional amount of swaptions. These non-hedging derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in noninterest income.

We enter into interest rate lock and forward loan sale commitments as part of Cole Taylor Mortgage’s origination business. At June 30, 2012, we had notional amounts of $847.8 million of interest rate lock commitments and $757.9 million of forward loan sale commitments. These non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets with changes in fair value recorded in noninterest income.

We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of June 30, 2012.

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

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $7.0 million, or 5.4%, from the net interest income in the rates unchanged scenario at June 30, 2012. At December 31, 2011, the projected variance in the rising rate scenario was an decrease of $0.9 million, or 0.6%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both June 30, 2012 and December 31, 2011.

The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At June 30, 2012		At December 31, 2011
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$7,035	5.4%	$(907)	(0.6)%
-200 basis points over one year	N/A	N/A	N/A	N/A

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU requires either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments. While this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU

2011-05. These ASUs became effective for the interim or annual periods beginning after December 15, 2011. These accounting standards were adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principles) and IFRSs (international financial reporting standards). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU became effective for the interim and annual period beginning after December 15, 2011. This accounting standard was adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes two criteria from the assessment of effective control when determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU became effective for the interim or annual period beginning after December 15, 2011, with no early adoption permitted. This accounting standard was adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

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

	2012 Quarter Ended		2011 Quarter Ended				2010 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$46,005	$46,267	$46,345	$47,299	$46,821	$47,595	$49,967	$51,980
Interest expense	9,627	10,465	11,079	12,581	14,578	15,408	16,405	17,613

Net interest income	36,378	35,802	35,266	34,718	32,243	32,187	33,562	34,367
Provision for loan losses	100	7,350	10,955	16,240	11,822	10,241	59,923	18,128
Noninterest income	31,889	23,946	16,538	19,432	6,387	6,885	18,009	44,142
Noninterest expense	43,986	36,568	31,846	28,152	27,846	28,549	36,971	26,646

Income/(loss) before income taxes	24,181	15,830	9,003	9,758	(1,038)	282	(45,323)	33,735
Income taxes (benefit)	9,956	6,361	(73,317)	(42)	355	(106)	284	321

Net income/(loss)	14,225	9,469	82,320	9,800	(1,393)	388	(45,607)	33,414
Preferred dividends and discounts	(1,748)	(1,742)	(12,235)	(2,477)	(2,470)	(2,464)	(2,448)	(2,671)

Net income/(loss) available to common stockholders	$12,477	$ 7,727	$70,085	$7,323	$(3,863)	$(2,076)	$(48,055)	$30,743

Income/(loss) per share:
Basic	$ 0.42	$ 0.26	$ 3.20	$ 0.35	$ (0.19)	$ (0.12)	$ (2.76)	$ 1.68
Diluted	0.41	0.26	3.20	0.35	(0.19)	(0.12)	(2.76)	1.57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under Note 6 – Stockholders’ Equity to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q relating to the issuance of shares of the Company’s common stock upon the exercise or conversion of the Company’s stock purchase warrants dated September 29, 2008 is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 6, 2012).

3.2	Form of Fourth Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 6, 2012).

10.1	Relinquishment of Rights Agreement, dated as of April 3, 2012, by and among Taylor Capital Group, Inc. and the various Stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 6, 2012.)

10.2	Amendment Number Two to Share Restriction Agreement, dated as of April 3, 2012, by and among Taylor Capital Group, Inc. and the various stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 8, 2012
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)