Form 10-Q
period 2012-09-30
TAYLOR CAPITAL GROUP INC
filed 2012-11-06
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File No. 0-50034
_______________________________________________
TAYLOR CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	36-4108550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9550 West Higgins Road
Rosemont, IL 60018
(Address, including zip code, of principal executive offices)
(847) 653-7978
(Registrant’s telephone number, including area code)
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At November 1, 2012 there were 28,727,580 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$158,935	$120,075
Short-term investments	72	1,089
Total cash and cash equivalents	159,007	121,164
Investment securities:
Available for sale, at fair value	886,783	1,175,380
Held to maturity, at amortized cost (fair value of $339,198 at September 30, 2012 and $111,054 at December 31, 2011)	325,356	104,296
Loans held for sale, at fair value	422,621	185,984
Loans, net of allowance for loan losses of $79,667 at September 30, 2012 and $103,744 at December 31, 2011	3,006,026	2,824,555
Premises, leasehold improvements and equipment, net	15,516	14,882
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	52,813	56,781
Mortgage servicing rights, at fair value	53,218	8,742
Other real estate and repossessed assets, net	28,859	35,622
Other assets	186,776	158,404
Total assets	$5,136,975	$4,685,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,274,610	$802,480
Interest-bearing	2,284,072	2,320,731
Total deposits	3,558,682	3,123,211
Accrued interest, taxes and other liabilities	120,404	61,183
Short-term borrowings	870,434	768,133
Long-term borrowings	20,000	147,500
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	33,274	89,648
Total liabilities	4,689,401	4,276,282
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series B, 5% fixed rate cumulative perpetual, 104,823 shares authorized, 104,823 shares issued and outstanding at September 30, 2012 and December 31, 2011, $1,000 liquidation value	103,359	102,042
Series D, nonvoting, convertible; 860,378 shares authorized, no shares issued and outstanding at September 30, 2012 and 405,330 shares issued and outstanding at December 31, 2011	—	4
Series G, nonvoting, convertible; 1,350,000 shares authorized, no shares issued and outstanding at September 30, 2012, and 877,344 shares issued and outstanding at December 31, 2011	—	9
Nonvoting convertible preferred stock; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at September 30, 2012, and no shares issued and outstanding at December 31, 2011	13	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,085,578 shares issued at September 30, 2012 and 29,718,074 shares issued at December 31, 2011; 28,727,580 shares outstanding at September 30, 2012 and 28,360,076 shares outstanding at December 31, 2011	301	297
Surplus	414,899	423,674
Accumulated deficit	(83,230)	(118,426)
Accumulated other comprehensive income, net	41,817	31,513
Treasury stock, at cost, 1,357,998 shares at September 30, 2012 and December 31, 2011	(29,585)	(29,585)
Total stockholders’ equity	447,574	409,528
Total liabilities and stockholders’ equity	$5,136,975	$4,685,810

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$36,561	$35,204	$107,266	$104,912
Interest and dividends on investment securities:
Taxable	8,897	11,391	29,104	34,596
Tax-exempt	733	700	2,087	2,197
Interest on cash equivalents	1	4	7	10
Total interest income	46,192	47,299	138,464	141,715
Interest expense:
Deposits	4,399	6,505	14,748	23,157
Short-term borrowings	564	784	1,756	2,296
Long-term borrowings	32	1,342	601	5,288
Junior subordinated debentures	1,466	1,445	4,402	4,334
Subordinated notes	2,535	2,505	7,581	7,492
Total interest expense	8,996	12,581	29,088	42,567
Net interest income	37,196	34,718	109,376	99,148
Provision for loan losses	900	16,240	8,350	38,303
Net interest income after provision for loan losses	36,296	18,478	101,026	60,845
Noninterest income:
Service charges	3,423	2,897	10,069	8,483
Mortgage banking revenue	40,676	7,571	81,220	11,331
Gains on sales of investment securities, net	—	4,938	3,976	4,938
Other derivative income	1,790	2,735	3,166	3,682
Other noninterest income	1,361	1,291	4,654	4,270
Total noninterest income	47,250	19,432	103,085	32,704
Noninterest expense:
Salaries and employee benefits	37,024	15,462	88,939	45,334
Occupancy of premises	2,563	2,183	6,874	6,566
Furniture and equipment	683	524	2,084	1,634
Nonperforming asset expense	613	(1,648)	2,135	3,642
Early extinguishment of debt	3,670	3,444	7,658	3,444
FDIC assessment	1,766	1,626	4,965	5,073
Legal fees, net	1,020	1,081	2,633	2,901
Other noninterest expense	8,560	5,480	21,165	15,953
Total noninterest expense	55,899	28,152	136,453	84,547
Income before income taxes	27,647	9,758	67,658	9,002
Income tax expense (benefit)	10,898	(42)	27,215	207
Net income	16,749	9,800	40,443	8,795
Preferred dividends and discounts	(1,757)	(2,477)	(5,247)	(7,411)
Net income applicable to common stockholders	$14,992	$7,323	$35,196	$1,384
Basic income per common share	$0.50	$0.35	$1.18	$0.07
Diluted income per common share	0.49	0.35	1.15	0.07
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income	$16,749	$9,800	$40,443	$8,795
Other comprehensive income, net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	5,758	36,146	5,241	48,934
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(353)	22	4,553	81
Change in unrealized loss from cash flow hedging instruments	122	1,173	510	1,286
Change in net deferred losses from termination of cash flow hedging instruments	—	—	—	(761)
Total other comprehensive income, net of income tax	5,527	37,341	10,304	49,540
Total comprehensive income, net of income tax	$22,276	$47,141	$50,747	$58,335
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands, except per share data)

	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$102,042	$—	$4	$—	$—	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—	135	—	—	—	135
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	901	—	—	—	901
Net income	—	—	—	—	—	—	—	—	—	40,443	—	—	40,443
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	10,304	—	10,304
Repurchase of TARP warrant	—	—	—	—	—	—	—	—	(9,839)	—	—	—	(9,839)
Issuance of common stock for warrant exercise	—	—	—	—	—	—	—	3	124	—	—	—	127
Exchange of Series D & G for Nonvoting Preferred	—	—	(4)	—	—	(9)	13	—	—	—	—	—	—
Rights offering and Series C & E conversion costs	—	—	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumu-lated, Series B	1,317	—	—	—	—	—	—	—	—	(5,247)	—	—	(3,930)
Balance at September 30, 2012	$103,359	$—	$—	$—	$—	$—	$13	$301	$414,899	$(83,230)	$41,817	$(29,585)	$447,574

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (Continued) (dollars in thousands, except per share data)

	Preferred Stock, Series B	Preferred Stock, Series C	Preferred Stock, Series D	Preferred Stock, Series E	Preferred Stock, Series F	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$100,389	$31,912	$4	$5,588	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	25,000	—	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	(25,000)	2	—	23	24,975	—	—	—	—
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	2,044	—	—	—	2,044
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	81	—	—	—	81
Net income	—	—	—	—	—	—	—	—	—	8,795	—	—	8,795
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	49,540	—	49,540
Preferred stock dividends and discounts accumu-lated, Series B	1,230	—	—	—	—	—	—	—	—	(5,161)	—	—	(3,931)
Preferred stock dividends Series C & E, paid in common stock and Series G Preferred	—	—	—	—	—	—	—	2	1,498	—	—	—	1,500
Preferred stock dividends declared, Series C— $0.50 per share	—	—	—	—	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared, Series E— $0.50 per share	—	—	—	—	—	—	—	—	—	(335)	—	—	(335)
Balance at September 30, 2011	$101,619	$31,912	$4	$5,588	$—	$2	$—	$217	$340,641	$(188,511)	$27,043	$(29,585)	$288,930
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$40,443	$8,795
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(3,166)	(3,682)
Gains on sales of investment securities, net	(3,976)	(4,938)
Amortization of premiums and discounts, net	5,554	3,589
Other-than-temporary impairment on investment security	125	381
Deferred loan fee amortization	(2,665)	(3,275)
Provision for loan losses	8,350	38,303
Loans originated for sale	(3,064,022)	(972,681)
Proceeds from loan sales	2,874,149	1,085,411
Gains from sales of originated mortgage loans	(73,327)	(8,073)
Depreciation and amortization	1,895	1,809
Deferred income tax expense	23,313	10,738
Losses on other real estate	505	2,026
Excess tax benefit on stock options exercised and stock awards	42	487
Net cash received on initiation/termination of derivative instruments	—	937
Change in fair value of mortgage derivative instruments	(10,677)	2,193
Change in fair value of mortgage servicing rights	3,499	168
Other, net	4,528	2,208
Changes in other assets and liabilities:
Accrued interest receivable	570	712
Other assets	(16,590)	(13,093)
Accrued interest payable, taxes and other liabilities	33,799	2,018
Net cash provided (used) by operating activities	(177,651)	154,033
Cash flows from investing activities:
Purchases of available for sale securities	(203,290)	(145,988)
Purchases of held to maturity securities	(86,873)	(22,404)
Proceeds from principal payments and maturities of available-for-sale securities	140,207	68,916
Proceeds from principal payments and maturities of held-to-maturity securities	27,468	11,805
Proceeds from sales of available-for-sale securities	205,616	93,399
Net increase in loans	(198,594)	(102,278)
Net additions to premises, leasehold improvements and equipment	(2,529)	(1,275)
Purchases of FHLB and FRB stock	(21,697)	(16,735)
Proceeds from redemptions of FHLB and FRB stock	25,665	—
Purchase of mortgage servicing rights	(22,067)	(2,395)
Net proceeds from sales of other real estate and repossessed assets	14,599	15,310
Net cash used by investing activities	(121,495)	(101,645)

Consolidated Statements of Cash Flow continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	435,833	(106,334)
Net increase in short-term borrowings	102,301	278,583
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(127,500)	(261,336)
Repayment of subordinated notes	(60,000)	—
Net proceeds from preferred stock issuance	—	24,350
Net proceeds from issuance of subordinated notes	—	81
Common stock issuance costs	30	—
Restricted stock grant	1	—
Excess tax benefit on stock options exercised and stock awards	(42)	(487)
Exercise of stock options	135	—
Repurchase of TARP warrant	(9,839)	—
Preferred stock dividends paid and discounts accumulated	(3,930)	(4,672)
Net cash provided (used) by financing activities	336,989	(49,815)
Net increase in cash and cash equivalents	37,843	2,573
Cash and cash equivalents, beginning of period	121,164	81,329
Cash and cash equivalents, end of period	$159,007	$83,902

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$16,609	$46,162
Income taxes	4,216	(410)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	162,798	—
Change in fair value of available for sale investments securities, net of tax	8,883	48,934
Transfer of held for sale loans to portfolio loans	654	4,667
Transfer of loans to equity securities	3,750	—
Loans transferred to other real estate and repossessed assets	8,341	15,083
Additions to mortgage servicing rights resulting from originations	25,909	978
Preferred stock dividends paid in common stock and Series G Preferred	—	1,500
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of September 30, 2012 and for the quarter and nine months ended September 30, 2012 and September 30, 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The statement of income for the quarter and nine months ended September 30, 2012 is not necessarily indicative of the results that the Company may achieve for the full year.
Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
September 30, 2012:
U.S. government sponsored agency securities	$15,120	$1,013	$—	$16,133
Residential mortgage-backed securities	578,931	33,492	(476)	611,947
Commercial mortgage-backed securities	135,517	12,406	—	147,923
Collateralized mortgage obligations	25,391	651	—	26,042
State and municipal obligations	80,079	4,659	—	84,738
Total at September 30, 2012	$835,038	$52,221	$(476)	$886,783
December 31, 2011:
U.S. government sponsored agency securities	$24,473	$796	$—	$25,269
Residential mortgage-backed securities	834,383	26,285	(1,731)	858,937
Commercial mortgage-backed securities	137,646	10,561	—	148,207
Collateralized mortgage obligations	68,598	2,022	—	70,620
State and municipal obligations	67,418	4,929	—	72,347
Total at December 31, 2011	$1,132,518	$44,593	$(1,731)	$1,175,380

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
September 30, 2012:
Residential mortgage-backed securities	$245,645	$11,449	$(63)	$257,031
Collateralized mortgage obligations	53,149	2,456	—	55,605
State and municipal obligations	26,562	—	—	26,562
Total at September 30, 2012	$325,356	$13,905	$(63)	$339,198
December 31, 2011:
Residential mortgage-backed securities	$81,901	$6,042	$—	$87,943
Collateralized mortgage obligations	22,395	716	—	23,111
Total at December 31, 2011	$104,296	$6,758	$—	$111,054
As of September 30, 2012, the Company had $1.10 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties. Of the total mortgage related investment securities, $1.09 billion (estimated fair value), or 99.5%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.0 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $455.1 million at September 30, 2012 and $930.0 million at December 31, 2011, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has decreased due to the increased use of loans as pledge assets.
The following table summarizes the Company’s gross realized gains and losses for the quarter and nine month periods indicated:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Gross realized gains	$—	$4,938	$4,865	$4,938
Gross realized losses	—	—	(889)	—
Net realized gains	$—	$4,938	$3,976	$4,938

The following table summarizes, for investment securities with unrealized losses as of September 30, 2012 and December 31, 2011, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
September 30, 2012:
Residential mortgage-backed securities	$—	$—	$5,036	$(476)	$5,036	$(476)
Total temporarily impaired available for sale securities	$—	$—	$5,036	$(476)	$5,036	$(476)
December 31, 2011:
Residential mortgage-backed securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)
Total temporarily impaired available for sale securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
September 30, 2012:
Residential mortgage-backed securities	$16,925	$(63)	$—	$—	$16,925	$(63)
Total temporarily impaired held to maturity securities	$16,925	$(63)	$—	$—	$16,925	$(63)
December 31, 2011:
Total temporarily impaired held to maturity securities	$—	$—	$—	$—	$—	$—
At September 30, 2012, the Company had three investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $476,000. Each of the three securities in an unrealized loss position was a private-label residential mortgage-backed security.
Of the three private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, two were in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed the securities, considering the severity and duration of the loss and current credit ratings, and believes that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for these types of securities. The one other private-label residential mortgage related security had a total unrealized loss of $416,000, which was greater than 10% of the amortized costs of the security, and was subject to further review for other-than-temporary impairment.
For the one private-label security, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The private-label mortgage related security had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label security that was one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis took into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the values of this private-label security because of the continued lack of active trading.

This security does not contain subprime mortgage loans, but does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss. Previously, the Company had recognized an other-than-temporary impairment loss on this one security. The independent cash flow analysis performed at September 30, 2012 indicated that there was no additional expected credit loss on this security. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded in the quarter ended September 30, 2012.
One additional investment security was evaluated for other-than-temporary impairment at September 30, 2012. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, one principal and interest payment has been received. Previously, the Company had recognized other-than-temporary impairment loss on this security. The expected future annual cash flows were analyzed as of September 30, 2012 and no additional other-than-temporary impairment was recorded in the third quarter of 2012.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at September 30, 2012.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$279	$281
Due after one year through five years	1,198	1,285
Due after five years through ten years	52,570	56,352
Due after ten years	41,152	42,953
Residential mortgage-backed securities	578,931	611,947
Commercial mortgage-backed securities	135,517	147,923
Collateralized mortgage obligations	25,391	26,042
Total available-for-sale	$835,038	$886,783

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Residential mortgage-backed securities	245,645	257,031
Collateralized mortgage obligations	53,149	55,605
State and municipal obligations	26,562	26,562
Total held-to-maturity	$325,356	$339,198
Investment securities do not include Cole Taylor Bank's (the "Bank") investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $52.8 million at September 30, 2012 and $56.8 million at December 31, 2011. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At September 30, 2012, the Company had a $41.1 million investment in FHLBC stock, compared to $45.1 million at December 31, 2011. As of September 30, 2012, the Company believes that it will ultimately recover the par value of the FHLBC stock.

3. Loans:
Loans classified by type at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Portfolio Loans:
Commercial and industrial	$1,537,316	$1,426,221
Commercial real estate secured	979,004	1,037,976
Residential construction and land	47,184	64,824
Commercial construction and land	95,618	99,021
Lease receivables	11,979	—
Consumer	415,334	300,257
Gross loans	3,086,435	2,928,299
Less: Unearned discount	(742)	—
Total loans	3,085,693	2,928,299
Less: Allowance for loan losses	(79,667)	(103,744)
Portfolio Loans, net	$3,006,026	$2,824,555
Loans Held for Sale:
Total Loans Held for Sale	$422,621	$185,984
The total amount of loans transferred to third parties as loan participations at September 30, 2012 was $196.6 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.
At September 30, 2012, loans held for sale of $422.6 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with Accounting Standards Codification ("ASC") 825 – Financial Instruments. The unpaid principal balance associated with these loans was $398.9 million at September 30, 2012. An unrealized gain on these loans of $23.7 million was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.
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

The following table presents the aging of loans by class at September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
September 30, 2012
Commercial and industrial	$—	$—	$19,712	$19,712	$1,517,604	$1,537,316
Commercial real estate secured	—	—	23,684	23,684	955,320	979,004
Residential construction and land	—	—	4,595	4,595	42,589	47,184
Commercial construction and land	—	—	4,194	4,194	91,424	95,618
Lease receivables	—	—	—	—	11,237	11,237
Consumer	4,368	1,440	9,911	15,719	399,615	415,334
Total loans	$4,368	$1,440	$62,096	$67,904	$3,017,789	$3,085,693
December 31, 2011
Commercial and industrial	$129	$—	$42,909	$43,038	$1,383,183	$1,426,221
Commercial real estate secured	—	—	35,159	35,159	1,002,817	1,037,976
Residential construction and land	—	—	7,810	7,810	57,014	64,824
Commercial construction and land	—	—	5,279	5,279	93,742	99,021
Consumer	5,589	1,691	11,904	19,184	281,073	300,257
Total loans	$5,718	$1,691	$103,061	$110,470	$2,817,829	$2,928,299
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

The following table presents the risk categories of loans by class at September 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
September 30, 2012
Commercial and industrial	$1,494,324	$15,023	$8,257	$19,712	$1,537,316
Commercial real estate secured	920,376	22,340	12,604	23,684	979,004
Residential construction and land	38,331	4,258	—	4,595	47,184
Commercial construction and land	91,424	—	—	4,194	95,618
Lease receivables	11,237	—	—	—	11,237
Consumer	405,423	—	—	9,911	415,334
Total Loans	$2,961,115	$41,621	$20,861	$62,096	$3,085,693
December 31, 2011
Commercial and industrial	$1,358,261	$6,458	$18,593	$42,909	$1,426,221
Commercial real estate secured	963,909	30,557	8,351	35,159	1,037,976
Residential construction and land	51,332	5,682	—	7,810	64,824
Commercial construction and land	71,970	—	21,772	5,279	99,021
Consumer	288,353	—	—	11,904	300,257
Total Loans	$2,733,825	$42,697	$48,716	$103,061	$2,928,299
Impaired loans include all nonaccrual loans, as well as accruing loans judged to have higher risk of noncompliance with the present repayment schedule for both interest and principal. Unless modified in a troubled debt restructuring, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans.
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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$5,200	$3,172	$—	$16,810	$13,241	$—
Commercial real estate secured	45,329	26,801	—	19,152	8,386	—
Residential construction and land	16,952	4,595	—	3,161	3,086	—
Commercial construction and land	5,402	4,194	—	7,952	6,672	—
Lease receivables	—	—	—	—	—	—
Consumer	6,934	6,534	—	5,722	5,638	—
Subtotal	79,817	45,296	—	52,797	37,023	—
With an allowance recorded:
Commercial and industrial	35,358	18,083	9,640	56,533	35,654	23,292
Commercial real estate secured	9,832	8,292	2,108	38,769	31,012	7,540
Residential construction and land	—	—	—	17,530	4,727	1,181
Commercial construction and land	—	—	—	220	119	31
Lease receivables	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Subtotal	45,190	26,375	11,748	113,052	71,512	32,044
Total impaired loans	$125,007	$71,671	$11,748	$165,849	$108,535	$32,044

The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of September 30, 2012 and September 30, 2011:

	September 30, 2012				September 30, 2011
	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$5,174	$7,362	$6	$23	$10,926	$11,336	$27	$106
Commercial real estate secured	23,576	18,688	160	160	14,997	21,024	2	2
Residential construction and land	3,767	3,340	—	—	6,760	6,422	—	—
Commercial construction and land	2,720	4,178	—	—	5,506	4,276	—	—
Lease receivables	—	—	—	—	—	—	—	—
Consumer	6,376	5,861	28	77	2,552	2,428	18	50
Subtotal	41,613	39,429	194	260	40,741	45,486	47	158
With an allowance recorded:
Commercial and industrial	17,657	22,944	27	142	52,911	57,637	—	49
Commercial real estate secured	11,563	17,332	40	165	32,410	39,300	25	221
Residential construction and land	2,032	3,291	—	—	5,110	9,843	15	51
Commercial construction and land	2,717	6,749	—	—	2,186	4,331	8	31
Lease receivables	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Subtotal	33,969	50,316	67	307	92,617	111,111	48	352
Total impaired loans	$75,582	$89,745	$261	$567	$133,358	$156,597	$95	$510
The majority of the Company's commercial credit customers are located within the Chicago area, although they may do business outside this area. As of September 30, 2012, approximately 30% of the Company’s loan portfolio involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 35% as of December 31, 2011. Recent system enhancements have allowed a more granular level of detail in measuring the Company's loan concentration and the December 31, 2011 percentage has been restated to reflect this more refined measure.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2012 and September 30, 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(3,156)	1,670	(646)	3,870	67	6,545	8,350
Charge-offs	(15,225)	(11,612)	(1,776)	(5,197)	—	(2,692)	(36,502)
Recoveries	3,350	268	153	87	—	217	4,075
Ending balance as of September 30, 2012	$36,358	$20,645	$5,814	$5,738	$67	$11,045	$79,667
Ending balance individually evaluated for impairment	$9,640	$2,108	$—	$—	—	$—	$11,748
Ending balance collectively evaluated for impairment	26,718	18,537	5,814	5,738	67	11,045	67,919

LOANS:
Ending balance individually evaluated for impairment	$21,255	$35,093	$4,595	$4,194	—	$6,534	$71,671
Ending balance collectively evaluated for impairment	1,516,061	943,911	42,589	91,424	11,237	408,800	3,014,022
Ending balance	$1,537,316	$979,004	$47,184	$95,618	$11,237	$415,334	$3,085,693

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$—	$4,980	$124,568
Provision	10,314	20,185	(2,759)	5,833	—	4,730	38,303
Charge-offs	(20,552)	(26,621)	(4,447)	(8,863)	—	(3,513)	(63,996)
Recoveries	5,489	1,002	295	52	—	92	6,930
Ending balance as of September 30, 2011	$56,750	$25,987	$8,335	$8,444	$—	$6,289	$105,805
Ending balance individually evaluated for impairment	$26,535	$4,693	$438	$385	$—	$—	$32,051
Ending balance collectively evaluated for impairment	30,215	21,294	7,897	8,059	—	6,289	73,754

LOANS:
Ending balance individually evaluated for impairment	$57,534	$41,481	$10,281	$7,684	$—	$2,492	$119,472
Ending balance collectively evaluated for impairment	1,340,803	976,418	60,946	111,473	—	264,298	2,753,938
Ending balance	$1,398,337	$1,017,899	$71,227	$119,157	$—	$266,790	$2,873,410

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement, although the loan continues to be reported as a TDR. Nonperforming restructured loans totaled $25.9 million at September 30, 2012 and $33.4 million at December 31, 2011. Performing restructured loans totaled $17.4 million at September 30, 2012 and $14.2 million at December 31, 2011.
The following tables provide information on loans modified in a TDR during the quarter and nine months ended September 30, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended			For the quarter ended
	September 30, 2012			September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	1	$110	$110	—	$—	$—
Commercial real estate secured	1	9,652	9,652	4	2,367	2,365
Residential construction and land	—	—	—	1	529	529
Consumer	4	578	576	9	537	537
Total	6	$10,340	$10,338	14	$3,433	$3,431

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	5	$6,227	$6,227	4	$1,066	$1,064
Commercial real estate secured	3	10,936	10,936	7	11,084	11,082
Residential construction and land	—	—	—	1	529	529
Commercial construction and land	4	20,260	20,260	1	1,512	1,512
Consumer	27	2,583	2,565	17	2,237	2,237
Total	39	$40,006	$39,988	30	$16,428	$16,424

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the quarter ended		For the quarter ended
	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Commercial and industrial	—	$—	2	$843
Commercial real estate secured	1	1,089	2	2,083
Consumer	1	45	—	—
Total	2	$1,134	4	$2,926

	For the nine months ended		For the nine months ended
	September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Commercial and industrial	—	$—	3	$851
Commercial real estate secured	1	1,089	4	2,083
Residential construction and land	1	—	—	—
Consumer	6	735	1	1,192
Total	8	$1,824	8	$4,126

4. Interest-Bearing Deposits:
Interest-bearing deposits at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
NOW accounts	$417,774	$324,877
Savings accounts	39,426	38,370
Money market deposits	710,562	657,500
Brokered money market deposits	17,229	—
Time deposits:
Certificates of deposit	600,682	694,712
Brokered certificates of deposit	230,802	407,068
CDARS time deposits	241,001	144,118
Public time deposits	26,596	54,086
Total time deposits	1,099,081	1,299,984
Total	$2,284,072	$2,320,731
At September 30, 2012, time deposits in the amount of $100,000 or more totaled $586.1 million compared to $562.3 million at December 31, 2011.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $1.2 million at

September 30, 2012 and $2.0 million at December 31, 2011 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of September 30, 2012, the Company had two brokered CDs with a balance of $30.0 million that could be called after a lock-out period but before their stated maturity. During the quarter and nine months ended September 30, 2012, the Company incurred $437,000 in expense associated with brokered CDs that were called before their stated maturity. During the quarter and nine months ended September 30, 2011, the Company did not incur any expense associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.
5. Borrowings:
Short-term:
Short-term borrowings at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$14,164	0.10%	$14,315	0.10%
Federal funds purchased	66,270	0.34	78,818	0.38
FHLB advances	790,000	0.13	675,000	0.09
Total	$870,434	0.15%	$768,133	0.12%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.
FHLB short-term advances at September 30, 2012 and December 31, 2011, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	September 30, 2012	December 31, 2011
	(dollars in thousands)
FHLB overnight advance	0.130%	January 3, 2012	n/a	$—	$185,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	60,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	45,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	20,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	40,000
FHLB advance	0.080	January 13, 2012	n/a	—	25,000
FHLB advance	0.080	February 21, 2012	n/a	—	200,000
FHLB advance	0.080	March 7, 2012	n/a	—	100,000
FHLB overnight advance	0.130	October 1, 2012	n/a	790,000	—
Total short-term FHLB advances				$790,000	$675,000

Long-term:
As of September 30, 2012 and December 31, 2011, long-term borrowings consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	September 30, 2012	December 31, 2011
	(dollars in thousands)
Term Repurchase Agreements:
Structured repurchase agreement	1.29%	January 26, 2012	n/a	$—	$10,000
Structured repurchase agreement	1.24	March 2, 2012	n/a	—	25,000
Structured repurchase agreement	2.17	July 29, 2012	n/a	—	40,000
Total term repurchase agreements:				—	75,000
FHLB Long-Term Advances:
FHLB advance	1.39%	January 11, 2012	n/a	—	10,000
FHLB advance	0.63	July 12, 2013	n/a	20,000	20,000
FHLB advance	1.80	August 12, 2014	n/a	—	25,000
FHLB advance	2.03	August 12, 2015	n/a	—	17,500
Total FHLB long-term advances				20,000	72,500
Total long-term borrowings				$20,000	$147,500
Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.
For the nine months ended September 30, 2012 the Company incurred $7.7 million of early extinguishment of debt expense. The Company incurred $4.0 million of this expense, which related to the early extinguishment of borrowings, in the first six months of 2012. In the third quarter of 2012, the Company incurred $3.7 million of early extinguishment of debt expense related to subordinated notes. Please see Note 6 - Subordinated Notes for further details.
Collateral:
At September 30, 2012, the FHLB advances were collateralized by $330.2 million of investment securities and blanket liens on $882.6 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at September 30, 2012, the Bank had additional borrowing capacity at the FHLB of $131.4 million. In comparison, at December 31, 2011, the FHLB advances were collateralized by $782.1 million of investment securities and a blanket lien on $390.8 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $277.3 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2012, the Bank had pledged $489.1 million of commercial loans as collateral for an available $393.5 million borrowing capacity at the FRB. At September 30, 2012, the Bank had no advances from the FRB. At December 31, 2011, the Bank had pledged $569.2 million of commercial loans as collateral for available borrowing capacity of $463.3 million under the BIC program, with no advances outstanding at December 31, 2011.

6. Subordinated Notes:

On September 25, 2012, the Bank sent notice to the holders of its 10% subordinated notes of its intent to prepay in full the outstanding $60.0 million principal amount of the Notes, plus accrued interest in accordance with the terms of the Notes. Prepayment checks, which included interest through and including September 30, 2012, were sent to holders on September 28, 2012. The notes had originally been issued by the Bank on September 29, 2008, with a scheduled maturity date of September 29, 2016.

The aggregate amount of funds required to prepay the notes was $60.0 million principal amount and approximately $270,000 of accrued interest. In the third quarter of 2012, the Company incurred $3.7 million of early extinguishment of debt expense associated with the unamortized discount and original issuance costs of the notes.

7. Stockholders’ Equity:
On June 19, 2012, the United States Department of the Treasury ("U.S. Treasury") completed its public offer and resale of all 104,823 outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred”), at a public offering price of $893.50 per share. The Series B Preferred shares were originally issued and sold to U.S. Treasury on November 21, 2008 as part of its Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”). The public offering price and the allocation of the Series B Preferred in the offering was determined through an auction process that was managed by the underwriters of the offering.
The Company did not submit any bids in the auction or repurchase any of the Series B Preferred and did not receive any proceeds from U.S. Treasury’s resale of the Series B Preferred. The Series B Preferred remains outstanding following U.S. Treasury’s auction, and is held by the purchasers in the auction (or by their transferees if any shares have been further resold since the closing of the auction). The Company remains obligated to pay the dividends payable on the Series B Preferred in accordance with its terms unless and until the Series B Preferred is redeemed by the Company.
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
On July 18, 2012, the Company entered into a warrant repurchase agreement with the U.S. Treasury. The Company repurchased from the U.S. Treasury the Company's outstanding warrant to purchase 1,510,418 shares of the Company's common stock, at an exercise price of $10.41 per share, which had been issued to the U.S. Treasury on November 21, 2008 in conjunction with the Company's participation in the TARP CPP. The Company paid an aggregate cash price of $9.8 million for the warrant, which has been canceled.
In a separate transaction, on May 25, 2012, the Company exercised its option to convert all of the then outstanding Stock Purchase Warrants dated September 29, 2008 into 264,710 shares of common stock, on a cashless basis in accordance with the terms of the warrants, by mailing notice of the conversion election to all holders of the warrants. The warrants by their terms were originally exercisable on a cash basis for an aggregate of 885,750 shares of the Company’s common stock, before anti-dilution adjustments, and were issued by the Company in connection with the issuance by the Bank of $60.0 million of its 10% subordinated notes due 2016 which, as described above, were repaid in full, effective September 30, 2012. Of the 264,710 shares issuable upon conversion of the warrants, 160,135 such shares were issued prior to June 30, 2012 upon surrender of the original warrant certificate by the holders, with the remaining 104,575 being issued during the three months ended September 30, 2012. The common stock issued pursuant to cashless conversions of the warrants was issued without registration in reliance upon section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.
Prior to the conversion, holders of this issue of warrants originally relating to an additional 14,250 shares elected to exercise their warrants. The pre-conversion warrant exercises occurred on various dates and were completed prior to the mailing of the Company’s conversion notice, with a total of 12,750 shares of common stock issued to several holders who elected to exercise on a cash basis and 443 shares issued to one holder who elected to exercise on a cashless basis. Proceeds to the Company from the cash exercise of warrants to purchase 12,750 shares as described above were $126,000 which will be used for general corporate purposes. The common stock issued by the Company pursuant to the cash exercises of the warrants was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by section 4(2) thereof.
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
8. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	September 30, 2012			September 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$9,759	$(4,001)	$5,758	$48,002	$(8,942)	$39,060
Less: reclassification adjustment for gains included in net income	—	—	—	(4,938)	2,024	(2,914)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	9,759	(4,001)	5,758	43,064	(6,918)	36,146
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(599)	246	(353)	38	(16)	22
Change in net unrealized loss from cash flow hedging instruments	175	(53)	122	1,660	(487)	1,173
Other comprehensive income	$9,335	$(3,808)	$5,527	$44,762	$(7,421)	$37,341

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$13,748	$(5,636)	$8,112	$64,800	$(12,952)	$51,848
Less: reclassification adjustment for gains included in net income	(4,865)	1,994	(2,871)	(4,938)	2,024	(2,914)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	8,883	(3,642)	5,241	59,862	(10,928)	48,934
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	7,715	(3,162)	4,553	131	(50)	81
Change in net unrealized loss from cash flow hedging instruments	717	(207)	510	1,786	(500)	1,286
Change in net deferred loss from termination of cash flow hedging instruments	—	—	—	(1,260)	499	(761)
Other comprehensive income	$17,315	$(7,011)	$10,304	$60,519	$(10,979)	$49,540

9. Earnings Per Share:
Earnings per share are calculated using the two-class method. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as unvested restricted stock and preferred participating stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share considers the dilutive effect of all securities that participate in dividends with common shares, as well as common stock equivalents that do not participate in dividends with common stock, such as stock options and warrants to purchase shares of common stock. Dilutive earnings per share are calculated by dividing undistributed earnings allocated to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of common stock equivalents outstanding, provided those common stock equivalents are dilutive. Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share in periods in which the effect of including such shares would reduce the loss per share or increase the income per share (i.e., when the common stock equivalents are antidilutive). To the extent there is an undistributed loss for the period, that loss is allocated entirely to the weighted average number of common shares, as participating security holders have no contractual obligation to share in losses.
The following table sets forth the computation of basic and diluted income per common share for the periods indicated.

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Net income	$16,749	$9,800	$40,443	$8,795
Preferred dividends and discounts	(1,757)	(2,477)	(5,247)	(7,411)
Net income available to common stockholders	$14,992	$7,323	$35,196	$1,384
Undistributed earnings allocated to common shares	$14,225	$6,897	$33,343	$1,301
Undistributed earnings allocated to unvested restricted participating shares	126	132	338	30
Undistributed earnings allocated to preferred participating shares	641	294	1,515	53
Total undistributed earnings	$14,992	$7,323	$35,196	$1,384
Basic weighted-average common shares outstanding	28,430,871	19,920,269	28,220,962	19,066,380
Dilutive effect of stock options	116,527	—	99,896	—
Dilutive effect of warrants	383,837	—	668,208	—
Diluted weighted-average common shares outstanding	28,931,235	19,920,269	28,989,066	19,066,380
Basic income per common share	$0.50	$0.35	$1.18	$0.07
Diluted income per common share	0.49	0.35	1.15	0.07

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	441,140	829,649	441,140	829,649
Warrants	500,000	3,800,147	500,000	3,800,147
Series C Preferred stock	—	2,598,697	—	2,598,697
10. Stock-Based Compensation:
The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has issued nonqualified stock options and restricted stock to only employees and directors.
Stock options, generally, are granted with an exercise price equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options issued to employees and directors. Stock options previously granted vest equally over four years and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.

The following is a summary of stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	816,031	$16.66
Granted	—	—
Exercised	(16,250)	8.36
Forfeited	—	—
Expired	(27,441)	21.45
Outstanding at September 30, 2012	772,340	16.66
Exercisable at September 30, 2012	598,616	19.38
As of September 30, 2012, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $428,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.3 years.
Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. As a result of the U.S. Treasury's public offer and resale of all of the outstanding shares of Series B Preferred as described above in Note 7 - Stockholders' Equity, 25% of certain restricted stock awards granted in 2010, 2011 and 2012 have been or will be canceled. The fair value of restricted stock awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.
The following table provides information regarding nonvested restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	307,377	$13.40
Granted	72,429	13.50
Vested	(98,408)	15.76
Forfeited or canceled	(35,702)	12.84
Nonvested at September 30, 2012	245,696	12.57
As of September 30, 2012, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $753,000 and the weighted-average period over which these costs are expected to be recognized is approximately 2.0 years.
11. Derivative Financial Instruments:
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate exchange agreements and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, brokered CDs, cash flows related to FHLB advances, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

The following tables describe the derivative instruments outstanding at the dates indicated:

	September 30, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value	Ineffectiveness for the Nine Month Period Ended
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.395%	2.7 yrs	$5,354	$27
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay 0.089%	12.4 yrs	651	718
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate corridors	55,000	0.39%-1.39%	0.2 yrs	—	(3)
Total cash flow hedging derivative instruments	55,000
Total hedging derivative instruments	191,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	421,183	Pay 2.64% Receive 0.279	3.1 yrs	(22,048)	n/a
Customer interest rate swap —receive fixed/pay variable	421,183	Receive 2.64% Pay 0.279%	3.1 yrs	21,325	n/a
Interest rate swaps—mortgage servicing rights	97,500	Receive 1.72% Pay 0.267%	7.9 yrs	3,412	n/a
Interest rate swaptions—mortgage servicing rights	70,000	n/a	0.2 yrs	1,233	n/a
Interest rate lock commitments	1,303,498	n/a	0.1 yrs	31,346	n/a
Forward loan sale commitments	1,012,949	n/a	0.1 yrs	(25,415)	n/a
Total non-hedging derivative instruments	3,326,313
Total derivative instruments	$3,518,233

	December 31, 2011
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value	Ineffectiveness for the Nine Month Period Ended
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	$5,027	$89
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	1,176	292
Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	111	—
Total cash flow hedging derivative instruments	155,000
Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	3.3 yrs	(19,505)	n/a
Customer interest rate swap—receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	3.3 yrs	19,010	n/a
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	9.8 yrs	489	n/a
Interest rate lock commitments	369,961	n/a	0.1 yrs	4,706	n/a
Forward loan sale commitments	352,633	n/a	0.1 yrs	(5,296)	n/a
Total non-hedging derivative instruments	1,571,304
Total derivative instruments	$1,893,224
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
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate exchange agreements and are not designated as hedges. The Company had offsetting interest rate swaps with other counterparties in which the Company agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded in noninterest income.

As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of these swaps was $2.9 million.
In order to further lessen the price volatility of the mortgage servicing rights asset, the Company enters into interest rate swaptions. These derivatives allow the company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of these swaptions was $51,000.
The Company enters into interest rate lock commitments for originated residential mortgage loans. The Company then uses forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of the interest rate lock commitments was $26.6 million. For the same period, noninterest income included a $20.1 million charge related to a decrease in the fair value of forward loan sale commitments.
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income. There were no covered call options outstanding as of September 30, 2012.
12. Fair Value Measurement:
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
Mortgage derivatives:
Mortgage derivatives include interest rate swaps and swaptions hedging MSRs, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps and swaptions used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an internal valuation model to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.
Mortgage servicing rights:
The Company records its MSRs at fair value. MSRs do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of MSRs include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, MSRs are classified in Level 3 of the fair value hierarchy.
Other real estate owned and repossessed assets:
The Company does not record other real estate owned (“OREO”) and repossessed assets at their fair value on a recurring basis. At foreclosure or on obtaining possession of the assets, OREO and repossessed assets are recorded at the lower of the amount of the loan balance or the fair value of the collateral, less estimated cost to sell. Generally, the fair value of real estate is determined through the use of a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. OREO and repossessed assets require an updated appraisal at least annually. Only such assets that are recorded at fair value, less estimated cost to sell, are measured on a nonrecurring basis under the fair value hierarchy. Because the fair value is based upon management’s assessment of liquidation of collateral, the Company classifies the OREO and repossessed assets as nonrecurring Level 3 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the nine months ending September 30, 2012.

	As of September 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$886,783	$—	$886,191	$592
Loans	4,366	—	4,366	—
Loans held for sale	422,621	—	422,621	—
Assets held in employee deferred compensation plans	2,967	2,967	—	—
Derivative instruments	27,330	—	27,330	—
Mortgage servicing rights	53,218	—	—	53,218
Mortgage derivative instruments	35,991	—	4,645	31,346
Liabilities:
Derivative instruments	22,048	—	22,048	—
Mortgage derivative instruments	25,415	—	25,415	—

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities	$1,175,380	$—	$1,174,561	$819
Loans	5,124	—	5,124	—
Loans held for sale	185,984	—	185,984	—
Assets held in employee deferred compensation plans	2,688	2,688	—	—
Derivative instruments	25,324	—	25,324	—
Mortgage servicing rights	8,742	—	—	8,742
Mortgage derivative instruments	5,195	—	489	4,706
Liabilities:
Derivative instruments	19,505	—	19,505	—
Mortgage derivative instruments	5,296	—	5,296	—

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	Investment Securities		Mortgage Derivatives		Mortgage Servicing Rights
	(in thousands)
Beginning balance	$592	$1,200	$14,398	$691	$34,843	$360
Total net gains (losses) recorded in:
Net income	—	—	16,598	5,324	(2,744)	(196)
Other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	10,011	2,395
Originations	—	—	—	—	11,108	646
Maturities	—	—	—	—	—	—
Transfers	—	—	—	—	—	—
Other	—	—	350	425	—	—
Fair value at period end	$592	$1,200	$31,346	$6,440	$53,218	$3,205

	For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
	Investment Securities		Mortgage Derivatives		Mortgage Servicing Rights
	(in thousands)
Beginning balance	$819	$1,380	$4,706	$438	$8,742	$—
Total net gains (losses) recorded in:
Net income	—	—	25,629	5,228	(3,500)	(168)
Other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	22,067	2,395
Originations	—	—	—	—	25,909	978
Maturities	(190)	(180)	—	—	—	—
Transfers	—	—	—	—	—	—
Other	(37)	—	1,011	774	—	—
Fair value at period end	$592	$1,200	$31,346	$6,440	$53,218	$3,205
Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized below. The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These assets consist of loans considered impaired that may require periodic adjustment to the lower of cost or fair value and OREO and repossessed assets.

	As of September 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$45,850	$—	$28,670	$17,180
OREO and repossessed assets	20,914	—	—	20,914

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$47,415	$—	$31,400	$16,015
OREO and repossessed assets	28,782	—	—	28,782
At September 30, 2012, the Company had $17.2 million of impaired loans and $20.9 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the nine months ended September 30, 2012, represents sales, payments or net charge-offs of $14.2 million and seven additional impaired loans with fair value of $15.4 million which reflects the charge to earnings of $9.6 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the nine months ended September 30, 2012, included $4.6 million of additions and $12.5 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.
The following table presents quantitative information about Level 3 fair value measurements as of September 30, 2012:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$592	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	31,346	Sales cash flow	Expected closing ratio	18.90% -96.00% (73.79%)
			Expected delivery price	99.06 bps –110.60 bps (104.96 bps)
Mortgage servicing rights	53,218	Discounted cash flow	Weighted average prepayment speed	10.8 – 36.0, (13.1)
			Weighted average discount rate	10.00% - 11.75% (10.01%)
			Weighted average maturity, in months	113 – 358, (305)
			Delinquencies	0% - 100.0% (0.30%)
			Costs to service	$57 - $70 ($59)
MEASURED ON A NON-RECURRING BASIS:
Loans	17,180	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (2) below	0% - 100%
OREO and repossessed assets	20,914	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

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
Loans:
With the exception of certain impaired loans and certain mortgage loans originated by Cole Taylor Mortgage and transferred to the Company’s portfolio, the fair value of loans has been estimated by the present value of future cash flows, using current rates at which similar loans would be made to borrowers with the same remaining maturities, less a valuation adjustment for general portfolio risks. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC 820—Fair Value Measurements and Disclosures. Certain impaired loans are accounted for at fair value when it is probable the payment of interest and principal will not be made in accordance with the contractual terms and impairment exists. In these cases, the fair value is determined at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. The fair value of collateral dependent real estate loans is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets and the fair value of these loans is based on estimates of realizability and collectability of the underlying collateral.
Investment in FHLB and FRB Stock:
The fair value of the investments in FHLB and FRB stock equals book value as these stocks can only be sold to the FHLB, FRB or other member banks at their par value per share.
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

The estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$159,007	$159,007	$159,007	$—	$—
Available for sale investments	886,783	886,783	—	886,191	592
Held to maturity investments	325,356	339,198	—	339,198	—
Loans held for sale	422,621	422,621	—	422,621	—
Loans, net of allowance	3,006,026	3,055,860	—	33,036	3,022,824
Investment in FHLB and FRB stock	52,813	52,813	—	52,813	—
Accrued interest receivable	14,902	14,902	14,902	—	—
Derivative financial instruments	63,321	63,321	—	31,975	31,346
Other assets	2,967	2,967	2,967	—	—
Total financial assets	$4,933,796	$4,997,472	$176,876	$1,765,834	$3,054,762
Financial Liabilities:
Deposits without stated maturities	$2,459,601	$2,459,601	$2,459,601	$—	$—
Deposits with stated maturities	1,099,081	1,101,011	—	1,101,011	—
Short-term borrowings	870,434	870,442	—	870,442	—
Long-term borrowings	20,000	20,065	—	20,065	—
Accrued interest payable	2,552	2,552	2,552	—	—
Derivative financial instruments	47,463	47,463	—	47,463	—
Junior subordinated debentures	86,607	70,504	46,549	23,955	—
Subordinated notes, net	33,274	37,469	—	37,469	—
Total financial liabilities	$4,619,012	$4,609,107	$2,508,702	$2,100,405	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,277	$4,277	$—	$4,277	$—
Standby letters of credit	414	414	—	414	—
Total off-balance-sheet financial instruments	$4,691	$4,691	$—	$4,691	$—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$121,164	$121,164	$121,164	$—	$—
Available for sale investments	1,175,380	1,175,380	—	1,174,561	819
Held to maturity investments	104,296	111,054	—	111,054	—
Loans held for sale	185,984	185,984	—	185,984	—
Loans, net of allowance	2,824,555	2,825,765	—	36,524	2,789,241
Investment in FHLB and FRB stock	56,781	56,781	—	56,781	—
Accrued interest receivable	15,472	15,472	15,472	—	—
Derivative financial instruments	30,519	30,519	—	25,813	4,706
Other assets	2,688	2,688	2,688	—	—
Total financial assets	$4,516,839	$4,524,807	$139,324	$1,590,717	$2,794,766
Financial Liabilities:
Deposits without stated maturities	$1,823,227	$1,823,227	$1,823,227	$—	$—
Deposits with stated maturities	1,299,984	1,312,956	—	1,312,956	—
Short-term borrowings	768,133	768,135	—	768,135	—
Long-term borrowings	147,500	151,824	—	151,824	—
Accrued interest payable	5,741	5,741	5,741	—	—
Derivative financial instruments	24,801	24,801	—	24,801	—
Junior subordinated debentures	86,607	56,298	41,739	14,559	—
Subordinated notes, net	89,648	88,849	—	88,849	—
Total financial liabilities	$4,245,641	$4,231,831	$1,870,707	$2,361,124	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,368	$4,368	$—	$4,368	$—
Standby letters of credit	277	277	—	277	—
Total off-balance-sheet financial instruments	$4,645	$4,645	$—	$4,645	$—
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
The following table presents financial information from the Company’s operating segments.

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net interest income (loss)	$36,170	$37,308	$4,935	$1,302	$(3,909)	$(3,892)	$37,196	$34,718
Provision for loan losses	805	15,923	95	317	—	—	900	16,240
Total noninterest income	6,478	11,791	40,680	7,571	92	70	47,250	19,432
Total noninterest expense	26,365	21,888	25,864	6,264	3,670	—	55,899	28,152
Income (loss) before income taxes	15,478	11,288	19,656	2,292	(7,487)	(3,822)	27,647	9,758
Income tax expense (benefit)	4,723	4,515	7,395	871	(1,220)	(5,428)	10,898	(42)
Net income (loss)	$10,755	$6,773	$12,261	$1,421	$(6,267)	$1,606	$16,749	$9,800
Total average assets	$4,204,851	$4,222,668	$818,062	$185,464	$3,793	$3,679	$5,026,706	$4,411,811
Average loans	2,709,774	2,764,569	731,075	172,212	—	—	3,440,849	2,936,781

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net interest income (loss)	$109,824	$107,518	$11,168	$3,326	$(11,616)	$(11,696)	$109,376	$99,148
Provision for loan losses	8,032	37,986	318	317	—	—	8,350	38,303
Total noninterest income	21,477	20,943	81,226	11,337	382	424	103,085	32,704
Total noninterest expense	79,866	68,796	52,917	15,751	3,670	—	136,453	84,547
Income (loss) before income taxes	43,403	21,679	39,159	(1,405)	(14,904)	(11,272)	67,658	9,002
Income tax expense (benefit)	15,894	8,671	14,067	(534)	(2,746)	(7,930)	27,215	207
Net income (loss)	$27,509	$13,008	$25,092	$(871)	$(12,158)	$(3,342)	$40,443	$8,795
Total average assets	$4,231,842	$4,235,121	$616,591	$138,865	$3,719	$3,616	$4,852,152	$4,377,602
Average loans	2,721,688	2,788,185	561,284	125,121	—	—	3,282,972	2,913,306

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

14. Subsequent Events:
Events subsequent to the balance sheet date of September 30, 2012 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheets, including the estimates inherent in the process of preparing the financial statements. The Company had no additional evidence about conditions that existed at the date of the Consolidated Balance Sheets or any new nonrecognized subsequent event that would need to be disclosed to keep the financial statements from being misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. Cole Taylor specializes in serving the banking needs of closely held businesses and the people who own and manage them. Through its national businesses, Cole Taylor Business Capital, Cole Taylor Mortgage and Cole Taylor Equipment Finance, the Bank also provides services related to asset based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At September 30, 2012, we had assets of $5.1 billion, deposits of $3.6 billion and stockholders' equity of $448 million.
The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed below under the caption “Cautionary Note Regarding Forward-Looking Statements”.
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
Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level that we consider sufficient to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. The recent illiquidity in the Chicago area real estate market has increased the uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding periods until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.

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
At the inception of a formally designated hedge and quarterly thereafter, an assessment is made to determine whether changes in the fair value or cash flows of the derivatives have been highly effective in offsetting the changes in the fair value or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that derivatives are not highly effective as a hedge, hedge accounting is discontinued for the period. Once hedge accounting is terminated, all changes in fair value of the derivatives are reported currently in the Consolidated Statements of Income in other noninterest income, which could result in greater volatility in our earnings.
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
Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more likely than not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and may have a material impact on our Consolidated Statements of Income.
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

•
We are subject to certain operational risks, including but not limited to, data processing system failures and errors and customer or employee fraud. Our controls and procedures may fail or be circumvented.

•	We are dependent on outside third parties for processing and handling of our records and data.

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

•
We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding common and preferred stock.

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

RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $15.0 million, or $0.49 per diluted common share for the third quarter of 2012, compared to net income applicable to common stockholders of $7.3 million, or $0.35 per diluted common share, in the third quarter of 2011. For the nine months ended September 30, 2012, net income applicable to common stockholders was $35.2 million, or $1.15 per diluted common share outstanding, compared to net income applicable to common stockholders of $1.4 million, or $0.07 per diluted common share outstanding, for the nine months ended September 30, 2011. This increase in income applicable to common stockholders for the three and nine months ended September 30, 2012, was primarily the result of strong mortgage banking revenue and a decrease in credit costs, which includes the provision for loan losses and nonperforming asset expense, and decreased funding costs. Partially offsetting these items was an increase in salaries and employee benefits expense due to an increase in headcount and incentive compensation expense.
Highlights
Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

•
Pre-tax, pre-provision operating earnings (a non-GAAP financial measure defined below) increased 37.8% to $32.8 million for the quarter ended September 30, 2012, as compared to $23.8 million for the quarter ended September 30, 2011.

•	In the third quarter of 2012, total revenue (a non-GAAP financial measure defined below) was $84.4 million, an increase from $50.1 million for the third quarter of 2011.

•	Net interest margin on a tax equivalent basis was 3.21% for the third quarter of 2012, a decrease of four basis points as compared to the third quarter of 2011.

•	Mortgage banking revenue increased to $40.7 million in the third quarter of 2012, up $33.1 million over the third quarter of 2011.

•	Noninterest expense increased from $28.2 million in the third quarter of 2011 to $55.9 million in the third quarter of 2012.

•	The provision for loan losses was $900,000 for the third quarter of 2012. In comparison, the provision for loan losses was $16.2 million for the third quarter of 2011.

•
$60.0 million of 10% subordinated notes originally due in 2016 were prepaid in the third quarter of 2012 resulting in a non-recurring, non-cash charge of $3.7 million in the third quarter of 2012 associated with the write-off of unamortized discount and original issuance costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

•
During the nine months ended September 30, 2012, pre-tax, pre-provision operating earnings increased by 61.7% to $82.0 million from $50.7 million as compared to the nine months ended September 30, 2011.

•	For the nine months ended September 30, 2012, total revenue was $208.6 million, an increase from $128.2 million for the same period in 2011.

•	Net interest margin on a tax equivalent basis was 3.24% during the nine months ended September 30, 2012 as compared to 3.14% during the nine months ended September 30, 2011.

•	Mortgage banking revenue increased to $81.2 million for the first nine months of 2012, up $69.9 million over the first nine months of 2011.

•	Noninterest expense was $84.5 million during the nine months ended September 30, 2011 and $136.5 million during the nine months ended September 30, 2012, an increase of $52.0 million.

•	The provision for loan losses was $8.4 million for the nine months ended September 30, 2012. The provision for loan losses for the same period in 2011 was $38.3 million, a decrease of $29.9 million.
Our accounting and reporting policies conform to GAAP and general practice within the banking industry. Management also uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision operating earnings and of revenue. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from operations period to period.
Pre-tax, pre-provision operating earnings is a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities, debt extinguishment expense and derivative termination fees are excluded from income before taxes. Revenue is a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities and derivative termination fees.

The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Income before income taxes	$27,647	$9,758	$67,658	$9,002
Add back (subtract):
Credit costs:
Provision for loan losses	900	16,240	8,350	38,303
Nonperforming asset expense	613	(1,648)	2,135	3,642
Credit costs subtotal	1,513	14,592	10,485	41,945
Other:
Gains on sales of investment securities, net	—	(4,938)	(3,976)	(4,938)
Derivative termination fees	—	896	—	896
Early extinguishment of debt	3,670	3,444	7,658	3,444
Impairment of investment securities	—	—	125	381
Other subtotal	3,670	(598)	3,807	(217)
Pre-tax, pre-provision operating earnings	$32,830	$23,752	$81,950	$50,730

The following table details the components of revenue for the periods indicated.
	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net interest income	$37,196	$34,718	$109,376	$99,148
Noninterest income	47,250	19,432	103,085	32,704
Add back (subtract):
Gains on sales of investment securities, net	—	(4,938)	(3,976)	(4,938)
Derivative termination fees	—	896	—	896
Impairment of investment securities	—	—	125	381
Revenue	$84,446	$50,108	$208,610	$128,191

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
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011
Net interest income was $37.2 million for the third quarter of 2012, an increase of $2.5 million, or 7.2%, from $34.7 million for the third quarter of 2011.
Our net interest margin on a tax equivalent basis was 3.21% for the third quarter of 2012, a decrease of 4 basis points from 3.25% for the third quarter of 2011. Reductions in loan yields have been offset by changes in the funding mix. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets decreased from 4.41% in the third quarter of 2011 to 3.98% in the third quarter of 2012 due to decreased yields on both loans and investment securities. The yield earned on loans declined to 4.23% in the third quarter of 2012 from 4.76% in the third quarter of 2011. This variance was in part driven by growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the yield on loan balances. In addition, commercial loan volumes and yields were lower in the third quarter of 2012 as compared to the third quarter of 2011. The yield on the investment securities portfolio decreased to 3.26% in the third quarter of 2012 from 3.66% in the third quarter of 2011 due to the generally lower interest rate environment.
The yield on total interest-bearing liabilities declined from 1.45% in the third quarter of 2011 to 1.05% in the third quarter of 2012. Actions taken over the past year to contribute to this reduction included the termination of certain derivative contracts and early extinguishment of repurchase agreements and other long-term borrowings. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expense. In addition, we experienced significant anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits. In the third quarter of 2012, we prepaid $60.0 million of 10% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the third quarter of 2012 were $4.67 billion as compared to $4.30 billion during the third quarter of 2011, an increase of $371.6 million, or 8.6%. Average investment balances decreased $130.7 million, or 9.6%, between those two periods while average loan balances increased $504.1 million, or 17.2%. The increase in average loan balances is due primarily to growth in residential mortgage loans held for sale and held in portfolio.
Total average interest-bearing deposits balances decreased to $2.19 billion in the third quarter of 2012, compared to $2.28 billion in the third quarter of 2011, a decrease of $82.9 million, due to a decrease in time deposits partially offset by an increase in interest-bearing demand deposits.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net interest income was $109.4 million for the nine months ended September 30, 2012, compared to $99.1 million for the nine months ended September 30, 2011, an increase of $10.3 million, or 10.4%.
Our net interest margin on a tax equivalent basis was 3.24% during the nine months ended September 30, 2012 as compared to 3.14% during the nine months ended September 30, 2011. Net interest margin increased due to a reduction in funding costs partially offset by lower average commercial loan balances and lower yields on loans and investment securities.
The yield on interest-earning assets was 4.10% for the first nine months of 2012 compared to 4.46% for the first nine months of 2011. The decrease is due to decreases in rates and volumes on investment securities and lower rates on loans. The loan yield decreased from 4.82% for the nine months ended September 30, 2011 to 4.37% for the nine months ended September 30, 2012. A large portion of this variance is due to growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances but lowered the overall yield on loan balances. Average commercial and commercial real estate loan balances decreased $45.0 million and rates declined 32 basis points from the first nine months of 2011 to the first nine months of 2012. The yield on investment securities declined from 3.71% for the nine months ended September 30, 2011 to 3.40% for the nine months ended September 30, 2012 due to the generally lower interest rate environment.
The yield on total interest-bearing liabilities declined from 1.64% for the nine months ended September 30, 2011 to 1.13% for the nine months ended September 30, 2012. This decrease is primarily a result of transactions undertaken to change our funding mix and lower funding costs. Actions taken to reduce funding costs included the termination of certain derivative contracts and early extinguishment of repurchase agreements and other long-term debt. In addition, we also experienced anticipated significant deposit repricing, primarily in customer certificates of deposit and brokered certificates of deposits. In the third quarter of 2012, we prepaid $60.0 million of 10% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the first nine months of 2012 were $4.55 billion as compared to $4.28 billion during the first nine months of 2011, an increase of $272.7 million, or 6.4%. Average investment balances decreased $96.1 million, or 7.0%, between those two periods while average loan balances increased $369.7 million, or 12.7%. The increase in average loan balances is due primarily to growth in residential mortgage loans held for sale and held in portfolio.
Average interest-bearing deposits balances decreased to $2.25 billion for the nine months ended September 30, 2012, compared to $2.38 billion for the nine months ended September 30, 2011, a decrease of $129.8 million due to a decrease in time deposits partially offset by an increase in interest-bearing demand deposits.
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

	Quarter Ended September 30, 2012 Versus Quarter Ended September 30, 2011 Increase/(Decrease)			Nine Months Ended September 30, 2012 Versus Nine Months Ended September 30, 2011 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(1,138)	$(1,305)	$(2,443)	$(2,642)	$(3,155)	$139	$(5,658)
Cash equivalents	(5)	2	(3)	(5)	2	—	(3)
Loans	5,519	(4,165)	1,354	8,705	(6,748)	385	2,342
Total interest-earning assets			(1,092)				(3,319)
INTEREST PAID ON:
Interest-bearing deposits	(232)	(1,874)	(2,106)	(1,220)	(7,274)	85	(8,409)
Total borrowings	235	(1,714)	(1,479)	745	(5,886)	71	(5,070)
Total interest-bearing liabilities			(3,585)				(13,479)
Net interest income, tax-equivalent			$2,493				$10,160

*	Represents variance due to one greater day in the nine months ended September 30, 2012 versus the nine months ended September 30, 2011.
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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net interest income as stated	$37,196	$34,718	$109,376	$99,148
Tax-equivalent adjustment-investments	395	377	1,124	1,182
Tax-equivalent adjustment-loans	30	33	94	104
Tax-equivalent net interest income	$37,621	$35,128	$110,594	$100,434
Yield on earning assets without tax adjustment	3.94%	4.37%	4.06%	4.42%
Yield on earning assets – tax-equivalent	3.98%	4.41%	4.10%	4.46%
Net interest margin without tax adjustment	3.17%	3.21%	3.21%	3.10%
Net interest margin – tax-equivalent	3.21%	3.25%	3.24%	3.14%
Net interest spread without tax adjustment	2.89%	2.93%	2.93%	2.78%
Net interest spread – tax-equivalent	2.93%	2.97%	2.97%	2.82%
The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Quarter Ended September 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,153,465	$8,897	3.08%	$1,291,403	$11,391	3.53%
Tax-exempt (tax-equivalent) (2)	77,488	1,128	5.82	70,227	1,077	6.13
Total investment securities	1,230,953	10,025	3.26	1,361,630	12,468	3.66
Cash equivalents	304	1	1.29	2,049	4	0.76
Loans (2) (3):
Commercial and commercial real estate	2,594,746	29,063	4.38	2,626,769	31,665	4.72
Lease receivables	725	5	2.76	—	—	—
Residential real estate mortgages	788,394	6,602	3.35	236,984	2,414	4.07
Home equity and consumer	56,984	590	4.12	73,028	773	4.20
Fees on loans		331			385
Net loans (tax-equivalent) (2)	3,440,849	36,591	4.23	2,936,781	35,237	4.76
Total interest-earning assets (2)	4,672,106	46,617	3.98	4,300,460	47,709	4.41

NON-EARNING ASSETS:
Allowance for loan losses	(89,022)			(114,298)
Cash and due from banks	141,822			90,472
Accrued interest and other assets	301,800			135,177
TOTAL ASSETS	$5,026,706			$4,411,811

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,109,701	1,597	0.57	861,379	1,612	0.74
Savings deposits	39,690	7	0.07	38,818	7	0.07
Time deposits	1,044,399	2,795	1.06	1,376,460	4,886	1.41
Total interest-bearing deposits	2,193,790	4,399	0.80	2,276,657	6,505	1.13
Short-term borrowings	1,031,165	564	0.21	789,255	784	0.39
Long-term borrowings	20,000	32	0.63	211,934	1,342	2.51
Junior subordinated debentures	86,607	1,466	6.77	86,607	1,445	6.67
Subordinated notes	87,112	2,535	11.64	89,340	2,505	11.22
Total interest-bearing liabilities	3,418,674	8,996	1.05	3,453,793	12,581	1.45

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,081,568			646,946
Accrued interest, taxes, and other liabilities	85,331			54,808
Total noninterest-bearing liabilities	1,166,899			701,754
STOCKHOLDERS’ EQUITY	441,133			256,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,026,706			$4,411,811
Net interest income (tax-equivalent) (2)		$37,621			$35,128
Net interest spread (tax-equivalent) (2) (4)			2.93%			2.97%
Net interest margin (tax-equivalent) (2) (5)			3.21%			3.25%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

	For the Nine Months Ended September 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,197,359	$29,104	3.24%	$1,291,185	$34,596	3.57%
Tax-exempt (tax-equivalent) (2)	70,681	3,211	6.06	72,953	3,377	6.17
Total investment securities	1,268,040	32,315	3.40	1,364,138	37,973	3.71
Cash equivalents	657	7	1.40	1,542	10	0.86
Loans (2) (3):
Commercial and commercial real estate	2,600,672	88,329	4.46	2,645,709	95,927	4.78
Lease receivables	243	5	2.74	—	—	—
Residential real estate mortgages	620,298	15,911	3.42	191,579	5,996	4.17
Home equity and consumer	61,759	1,897	4.10	76,018	2,433	4.28
Fees on loans		1,218			662
Net loans (tax-equivalent) (2)	3,282,972	107,360	4.37	2,913,306	105,018	4.82
Total interest-earning assets (2)	4,551,669	139,682	4.10	4,278,986	143,001	4.46

NON-EARNING ASSETS:
Allowance for loan losses	(96,635)			(122,430)
Cash and due from banks	117,106			98,711
Accrued interest and other assets	280,012			122,335
TOTAL ASSETS	$4,852,152			$4,377,602

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,073,888	4,758	0.59	$857,512	5,136	0.80
Savings deposits	39,468	20	0.07	38,453	22	0.08
Time deposits	1,133,277	9,970	1.18	1,480,440	17,999	1.63
Total interest-bearing deposits	2,246,633	14,748	0.88	2,376,405	23,157	1.30
Short-term borrowings	965,419	1,756	0.24	649,550	2,296	0.47
Long-term borrowings	55,972	601	1.41	267,839	5,288	2.60
Junior subordinated debentures	86,607	4,402	6.78	86,607	4,334	6.67
Subordinated notes	88,944	7,581	11.36	89,141	7,492	11.21
Total interest-bearing liabilities	3,443,575	29,088	1.13	3,469,542	42,567	1.64

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	910,131			621,127
Accrued interest, taxes, and other liabilities	76,724			53,777
Total noninterest-bearing liabilities	986,855			674,904
STOCKHOLDERS’ EQUITY	421,722			233,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,852,152			$4,377,602
Net interest income (tax-equivalent) (2)		$110,594			$100,434
Net interest spread (tax-equivalent) (2) (4)			2.97%			2.82%
Net interest margin (tax-equivalent) (2) (5)			3.24%			3.14%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.

(6)	Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $900,000 for the quarter ended September 30, 2012, compared to $16.2 million for the quarter ended September 30, 2011. The provision for loan losses was $8.4 million for the nine months ended September 30, 2012, compared to $38.3 million for the nine months ended September 30, 2011. The decrease in provision expense is due to lower specific reserves required on impaired loans and lower nonperforming loans in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Service charges	$3,423	$2,897	$10,069	$8,483
Mortgage banking revenue	40,676	7,571	81,220	11,331
Gains on sales of investment securities, net	—	4,938	3,976	4,938
Other derivative income	1,790	2,735	3,166	3,682
Letter of credit and other loan fees	938	988	2,818	3,041
Change in market value of employee deferred compensation plan	128	(160)	204	60
Other noninterest income	295	463	1,632	1,169
Total noninterest income	$47,250	$19,432	$103,085	$32,704
Quarter Ended September 30, 2012 Compared to the Quarter Ended September30, 2011
Total noninterest income was $47.3 million during the third quarter of 2012, compared to $19.4 million in the third quarter of 2011, an increase of $27.9 million, or 143.8%. This increase was primarily due to an increase in mortgage banking revenue generated from Cole Taylor Mortgage. Mortgage banking revenue totaled $40.7 million in the third quarter of 2012, an increase of $33.1 million from the third quarter of 2011, primarily driven by increased margins on mortgage originations, sales in the secondary market and an increase in loan originations. In addition, the mortgage servicing portfolio increased; however the associated mortgage servicing revenue increase was somewhat offset by a fair value adjustment on the mortgage servicing rights asset.
Service charges increased from $2.9 million in the third quarter of 2011 to $3.4 million in the third quarter of 2012 due to the introduction of new products and the addition of customers throughout 2011 and 2012, as well as pricing adjustments which commenced in the first quarter of 2012.
The third quarter of 2011 included gains on the sale of investment securities of $4.9 million. The sales of investment securities were executed during the third quarter of 2011 as these securities had higher repayment risk due to uncertainty regarding the refinancing of the underlying collateral. There were no gains on the sales of investment securities in the third quarter of 2012.
Other derivative income decreased $945,000 from the third quarter of 2011 to the third quarter of 2012 due to a decrease in the volume of customer swap transactions and related fees collected. Derivative income in the third quarter of 2011 included net termination expense of $896,000 related to the termination of certain derivative contracts. There were no derivative termination fees in the third quarter of 2012.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Total noninterest income was $103.1 million during the nine months ended September 30, 2012, compared to $32.7 million in the nine months ended September 30, 2011, an increase of $70.4 million or 215.3%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $81.2 million in the first nine months of 2012, an increase of $69.9 million from the first nine months of 2011, primarily driven by increased margins on mortgage originations, sales in the secondary market and an increase in loan originations. In addition, mortgage servicing revenue increased due to an increase in the amount of loans serviced for others.

Service charges increased from $8.5 million for the nine months ended September 30, 2011 to $10.1 million for the nine months ended September 30, 2012 due to the introduction of new products, customer additions throughout 2011 and 2012, and pricing adjustments which began in the first quarter of 2012.
The nine months ended September 30, 2012 included gains on the sale of investment securities of $4.0 million related to securities sold at the same time as an early extinguishment of debt and a covered call transaction. The nine months ended September 30, 2011 included gains on the sale of investment securities of $4.9 million which were the result of the sales of investment securities that had higher repayment risk due to uncertainty regarding the refinancing of the underlying collateral.
Other derivative income decreased from $3.7 million in the first nine months of 2011 to $3.2 million in the first nine months of 2012 due to a decrease in the volume of customer swap transactions and related fees collected. Derivative income in the nine months of 2011 included net termination expense of $896,000 related to the termination of certain derivative contracts. There were no derivative termination fees in the first nine months of 2012.
Other noninterest income in the nine months ended September 30, 2011 included a $381,000 impairment charge on an investment security. Other noninterest income in the nine months ended September 30, 2012 included a $125,000 impairment charge on an investment security.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$18,905	$12,891	$49,735	$39,533
Incentives, commissions and retirement benefits	18,119	2,571	39,204	5,801
Total salaries and employee benefits	37,024	15,462	88,939	45,334
Occupancy of premises, furniture and equipment	3,246	2,707	8,958	8,200
Nonperforming asset expense	613	(1,648)	2,135	3,642
FDIC assessment	1,766	1,626	4,965	5,073
Early extinguishment of debt	3,670	3,444	7,658	3,444
Legal fees, net	1,020	1,081	2,633	2,901
Other professional services	1,082	742	2,369	1,568
Other noninterest expense	7,478	4,738	18,796	14,385
Total noninterest expense	$55,899	$28,152	136,453	$84,547
Efficiency ratio	66.19%	56.18%	65.41%	65.95%

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011
Noninterest expense increased $27.7 million, or 98.2%, to $55.9 million in the third quarter of 2012, as compared to $28.2 million during the third quarter of 2011. The higher level of noninterest expense in the third quarter of 2012 was primarily the result of increased salaries and employee benefits as well a increased other noninterest expense.
Total salaries and employee benefits expense during the third quarter of 2012 was $37.0 million, compared to $15.5 million during the third quarter of 2011, an increase of $21.5 million or 138.7%. This increase was primarily driven by an increase in incentives, commissions and retirement benefits, which increased $15.5 million for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, due to increased corporate and commission based incentive expense related to the strong performance of the Company. In addition, base salaries increased resulting from an increased number of employees. The number of full time equivalent employees was 874 at September 30, 2012, as compared to 611 at September 30, 2011. This increase was primarily due to 251 new employees at Cole Taylor Mortgage, including the integration of retail branches.

Occupancy of premises, furniture and equipment increased from $2.7 million for the quarter ended September 30, 2011 to $3.2 million for the quarter ended September 30, 2012. This increase is primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it continued to expand operations.
Nonperforming asset expense totaled $613,000 for the quarter ended September 30, 2012, compared to a credit of $1.6 million for the quarter ended September 30, 2011. This increase primarily was due to the $1.8 million reversal of reserves for unfunded commitments associated with nonperforming loans that were resolved during the third quarter of 2011.
Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale, as well as expenses related to impaired and nonperforming loans held for investment.
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
A quantification of the amount of nonperforming asset expense in each of these categories for the periods indicated is as follows:

	For the Quarter Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Held for sale	$312	$504
Held for investment	301	(2,152)
Total	$613	$(1,648)
The third quarter of 2012 includes $3.7 million in early extinguishment of debt expense related to the prepayment of $60.0 million of 10% subordinated notes. The third quarter of 2011 included $3.4 million of early extinguishment of debt expense related to the modification of an existing structured repurchase agreement and the termination of three structured repurchase agreements.
Other noninterest expense increased from $4.7 million for the three months ended September 30, 2011 to $7.5 million for the three months ended September 30, 2012, an increase of $2.8 million. This increase was primarily due to increases in volume related mortgage loan expenses.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
For the nine months ended September 30, 2012, noninterest expense was $136.5 million, an increase of $52.0 million as compared to $84.5 million of noninterest expense during the nine months ended September 30, 2011. The higher level of noninterest expense in the nine months ended September 30, 2012 was primarily attributable to higher salaries and benefits expense, early extinguishment of debt expense and other noninterest expense.
Total salaries and employee benefits expense totaled $88.9 million for the nine months ended September 30, 2012, as compared to $45.3 million during the nine months ended September 30, 2011, an increase of $43.6 million. Incentives, commissions and retirement benefits increased $33.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to an increase in corporate and commission based incentive expense, largely due to the strong performance of the Company. The growth of Cole Taylor Mortgage and the related headcount additions also resulted in increased salaries and benefits expense.
For the nine months ended September 30, 2012, nonperforming asset expense decreased to $2.1 million from $3.6 million for the same period a year ago. Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. A lower amount of write-downs on OREO and repossessed assets was required in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In addition, expense decreased due to lower unfunded commitment reserves.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Held for sale	$1,638	$3,828
Held for investment	497	(186)
Total	$2,135	$3,642
The nine months ended September 30, 2012 included $7.7 million in early extinguishment of debt expense compared to $3.4 million in early extinguishment of debt expense for the nine months ended September 30, 2011. These expenses are related to the decision to shift funding sources to lower cost alternatives.
Other noninterest expense for the nine months ended September 30, 2012 was $18.8 million as compared to $14.4 million for the nine months ended September 30, 2011, an increase of $4.4 million. This increase was primarily due to increases in volume related mortgage loan expenses.
Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 66.19% in the third quarter of 2012, compared to 56.18% during the third quarter of 2011. The increase in the efficiency ratio was due primarily to the increase in compensation expense and nonperforming asset expense in the third quarter of 2012, partially offset by the increase in total revenue.
Our efficiency ratio was 65.41% for the first nine months of 2012, compared to 65.95% for the first nine months of 2011. The decrease in the efficiency ratio primarily in this time period was the result of higher mortgage banking revenue in the first nine months of 2012, compared to the first nine months of 2011, partially offset by increased salaries and employee benefits expense.
Income Taxes
Income tax expense increased from $207,000 in the first nine months of 2011 to $27.2 million for the first nine months of 2012, an increase of $27.0 million. This increase was primarily due to the increase in our income before income taxes, which increased from $9.0 million in the first nine months of 2011 to $67.7 million in the first nine months of 2012. During the third quarter of 2008, we established a valuation allowance against our net deferred tax asset. However, during the fourth quarter of 2011, we released the $73.2 million valuation allowance against our net deferred tax assets. As this valuation allowance no longer exists, income tax expense is recognized on the statement of income.
As of September 30, 2012, the deferred tax asset totaled $43.8 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of other real estate owned assets and federal and state net operating loss carry forwards. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.
In making this determination, we considered our recent earnings trends and the prospects that the key drivers of profitability will continue in the future. Since 2008, we have operated under an on-going "fix and grow" strategy which focused on remediating asset quality issues, while simultaneously growing and diversifying our earnings stream. After experiencing several years of significant losses, we recorded pre-tax book income of $18.0 million during the full year of 2011 and $67.7 million through the first nine months of 2012. The improved operating results are mainly due to growth in our mortgage operations, a decrease in the provision for loan losses, and growth in our commercial and industrial portfolio, primarily from our asset based lending business. For purposes of this determination, we used forecasts of future earnings that do not rely on significant increases in the level of profitability to realize our deferred tax asset. In addition, the forecasts do not rely on asset sales, non-routine transactions, a material change in the relationship between taxable income and pre-tax book income or any tax strategies. Earnings forecasts are subject to a variety of risks and uncertainties that could impact our operations. For a description of the various risks and uncertainties impacting our operations, see the Risk Factors included in our recent Annual Report on Form 10-K for the period ended December 31, 2011, filed on March 9, 2012.
Income tax expense during the first nine months of 2011 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to other comprehensive income. This is partially offset by an income tax benefit due to a change in the State of Illinois tax rate as applied to our January 1, 2011 net deferred tax asset after valuation allowance.
Segment Review
As described in Note 13 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
The Banking segment consists of commercial banking, commercial real estate banking, asset based lending, retail banking, equipment financing and all other functions that support those units. The Mortgage Banking segment originates residential mortgage loans for sale to investors and for retention in our loan portfolio through retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans. In addition, we use an Other category, which includes subordinated note expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011
Net income for the Banking segment for the quarter ended September 30, 2012 was $10.8 million, an increase of $4.0 million from net income of $6.8 million for the quarter ended September 30, 2011. Net interest income of $36.2 million for the third quarter of 2012 was $1.1 million less than net interest income of $37.3 million for the same period in 2011. The decrease is due to compression of commercial loan yields partially offset by deposit repricing and deliberate changes to the funding mix to reduce funding costs. Noninterest income decreased from $11.8 million in the third quarter of 2011 to $6.5 million in the third quarter of 2012, a decrease of $5.3 million due to a decrease in gains on the sale of available for sale investment securities of $4.9 million from the third quarter of 2011. In addition, derivative income decreased due to a decrease in fees related to customer swaps. Service charges increased due to additional new products and customers and a change in pricing. Noninterest expense was $26.4 million in the third quarter of 2012 as compared to $21.9 million in the third quarter of 2011, an increase of $4.5 million. This increase was primarily due to an increase in corporate incentive compensation expense in the third quarter of 2012. Nonperforming asset expense also increased from the third quarter of 2011 to the third quarter of 2012 due to the reversal of $1.8 million of reserves for unfunded commitments associated with nonperforming loans that were resolved during the third quarter of 2011. Provision for loan losses was $805,000 in the third quarter of 2012, a decrease of $15.1 million from the third quarter of 2011 (see Provision for Loan Losses section for additional detail.)
Net income for the Mortgage Banking segment for the third quarter of 2012 was $12.3 million, a $10.9 million increase from net income of $1.4 million for the third quarter of 2011. Net interest income increased $3.6 million, from $1.3 million for the quarter ended September 30, 2011 to $4.9 million for the quarter ended September 30, 2012 driven by an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased significantly, moving from $7.6 million in the third quarter of 2011 to $40.7 million in the third quarter of 2012. This increase was primarily a result of increased margins on mortgage originations and sales in the secondary market and an increase in loan fundings. These increases resulted in greater gains on mortgage loan sales in the third quarter of 2012. In addition, the mortgage servicing portfolio increased; however the associated mortgage servicing revenue increase was somewhat offset by a fair value adjustment on the mortgage servicing rights asset. Noninterest expense increased from $6.3 million in the third quarter of 2011 to $25.9 million in the third quarter of 2012. The increase was largely due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expenses also increased.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net income for the Banking segment for the nine months ended September 30, 2012 was $27.5 million, an increase of $14.5 million from net income of $13.0 million for the nine months ended September 30, 2011. The improved performance is primarily attributable to a $30.0 million decrease in provision for loan losses (see Provision for Loan Losses section for additional detail.) Net interest income increased from $107.5 million for the first nine months of 2011 to $109.8 for the first nine months of 2012 due to decreased funding costs partially offset by compressed commercial loan yields. Noninterest income increased from $20.9 million for the nine months ended September 30, 2011 to $21.5 million for the nine months ended September 30, 2012, an increase of $0.6 million. Service charges increased due to additional new products and customers and a change in pricing. This increase was partially offset by decreased derivative income due to a decrease in fees related to customer swaps. Noninterest expense was $68.8 million in the first nine months of 2011 compared to $79.9 million in the first nine months of 2012, an increase of $11.1 million. This increase was due to an increase in corporate incentive compensation expense in the first nine months of 2012 due to the Company's performance. These increases were partially offset by a decline in nonperforming asset expense due to improved credit quality.
Net income for the Mortgage Banking segment for the nine months ended September 30, 2012, was $25.1 million, an increase of $26.0 million from net loss of $871,000 for the nine months ended September 30, 2011. Net interest income increased $7.9 million, from $3.3 million for the nine month period ended September 30, 2011 to $11.2 million for the nine month period ended September 30, 2012 due to an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased, from $11.3 million for the first nine months of 2011 to $81.2 million for the first nine months of 2012, an increase of $69.9 million. This increase reflects this segment’s expansion of its national platform, diversification of its revenue streams and sustained low mortgage interest rates which resulted in a greater volume of mortgage originations. These increases resulted in greater gains on mortgage loan sales in the first nine months of 2012. In addition, mortgage servicing revenue increased due to an increase in the amount of loans serviced for others. Noninterest expense increased from $15.8 million for the nine months ended September 30, 2011 to $52.9 million for the nine months ended September 30, 2012, an increase of $37.1 million, primarily due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expense also increased.

FINANCIAL CONDITION
Overview
Total assets increased $451.2 million, or 9.6%, to $5.14 billion at September 30, 2012 from total assets of $4.69 billion at December 31, 2011, as a result of increases in loans, loans held for sale and mortgage servicing rights. Total liabilities increased $413.1 million to $4.69 billion at September 30, 2012 from $4.28 billion at December 31, 2011, resulting from higher noninterest-bearing deposits and short-term borrowings, partially offset by decreases in interest-bearing deposits, long-term borrowings and subordinated notes. Total stockholders’ equity at September 30, 2012 was $447.6 million as compared to $409.5 million at December 31, 2011, reflecting the impact of net income for the nine months ended September 30, 2102 and an increase in available for sale investment value, partially offset by the repurchase of a warrant to purchase shares of the Company's common stock previously held by the U.S. Treasury.
Investment Securities
Investment securities totaled $1.21 billion at September 30, 2012, compared to $1.28 billion at December 31, 2011, a decrease of $67.5 million, or 5.3%. During the nine months ended September 30, 2012, in addition to principal paydowns we purchased $290.2 million of investments securities and sold $205.6 million of available for sale investment securities, mostly mortgage related securities.
As of September 30, 2012, mortgage related securities (at estimated fair value) comprised approximately 90% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At September 30, 2012, we had a net unrealized gain of $51.7 million in our available-for-sale investment portfolio, which was comprised of $52.2 million of gross unrealized gains and $0.5 million of gross unrealized losses. At December 31, 2011, the net unrealized gain was $42.9 million, which was comprised of $44.6 million of gross unrealized gains and $1.7 million of gross unrealized losses. The gross unrealized losses at September 30, 2012 related to four investment securities with a carrying value of $22.5 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analyses to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the four securities with gross unrealized losses at September 30, 2012, three have been in a loss position for 12 months or more and one had other-than-temporary impairment of $125,000 which was recorded against earnings in the nine months ended September 30, 2012.
As a member of Federal Home Loan Bank ("FHLB"), we are required to hold FHLB stock. The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At September 30,

2012, we held $41.1 million of FHLBC stock and maintained $810.0 million of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.
Loans
The composition of our loan portfolio as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012		December 31, 2011
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Portfolio Loans:
Commercial and industrial	$1,537,316	50%	$1,426,221	50%
Commercial real estate secured	979,004	32	1,037,976	35
Residential construction and land	47,184	2	64,824	2
Commercial construction and land	95,618	3	99,021	3
Lease receivables	11,979	—	—	—
Total commercial loans	2,671,101	87	2,628,042	90
Consumer loans	415,334	13	300,257	10
Total loans	3,086,435	100%	2,928,299	100%
Less: Unearned discount	(742)		—
	3,085,693		2,928,299
Less: Allowance for loan losses	(79,667)		(103,744)
Portfolio loans, net	$3,006,026		$2,824,555

Loans Held for Sale	$422,621		$185,984
Total loans held in our portfolio increased $157.4 million to $3.09 billion at September 30, 2012, from total loans held in our portfolio of $2.93 billion at December 31, 2011. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $43.1 million, or 1.6%. The increase in commercial loans during the nine months ended September 30, 2012 consisted of a $111.1 million, or 7.8%, increase in commercial and industrial loans and an increase in lease receivables of $12.0 million. These increases were partly offset by a decrease of $59.0 million, or 5.7%, in commercial real estate secured loans, a decrease of $17.6 million, or 27.2%, in residential construction and land loans and a decrease of $3.4 million, or 3.4%, in commercial construction and land loans. Consumer loans increased by $115.1 million, or 38.3%, from December 31, 2011 to September 30, 2012.
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

Total C&I loans increased to $1.54 billion at September 30, 2012 compared to $1.43 billion at December 31, 2011, and accounted for 50% of our total loan portfolio at September 30, 2012.
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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$116,461	12%	$143,052	14%
Office/mix use property	115,193	12	113,429	11
Commercial properties	101,428	10	129,921	12
Specialized – other	77,996	8	80,971	8
Other commercial properties	25,771	3	40,270	4
Subtotal commercial non-owner occupied	436,849	45	507,643	49
Commercial owner occupied	437,796	45	446,259	43
Multi-family properties	104,359	10	84,074	8
Total commercial real estate secured	$979,004	100%	$1,037,976	100%
Our commercial real estate secured loans decreased $59.0 million, or 5.7%, to $979.0 million at September 30, 2012, as compared to $1.04 billion at December 31, 2011. Approximately 90% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties.
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
Our residential construction and land loans decreased by $17.6 million, or 27.2%, to $47.2 million at September 30, 2012, as compared to $64.8 million at December 31, 2011. Commercial construction and land loans totaled $95.6 million at September 30, 2012 as compared to $99.0 million at December 31, 2011, a decrease of $3.4 million, or 3.4%.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual and price. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $11.2 million (net of unearned discounts) at September 30, 2012. As this business line was launched in July 2012, we had no lease receivables at December 31, 2011.
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
Total consumer loans increased $115.1 million, or 38.3%, to $415.3 million at September 30, 2012, compared to $300.3 million at December 31, 2011. This increase was the result of certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio rather than sold in the secondary market.
Loans Held for Sale
At September 30, 2012, we held $422.6 million of loans classified as held for sale as compared to $186.0 million at December 31, 2011. At September 30, 2012 and December 31, 2011, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $398.9 million at September 30, 2012, with an unrealized gain of $23.7 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income.

Loan Quality and Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$ —	$ —	$ —
Nonaccrual loans:
Commercial and industrial	19,712	42,909	55,052
Commercial real estate secured	23,684	35,159	39,305
Residential construction and land	4,595	7,810	7,529
Commercial construction and land	4,194	5,279	6,172
Consumer-oriented	9,911	11,904	13,476
Total nonaccrual loans	62,096	103,061	121,534
Total nonperforming loans	62,096	103,061	121,534
OREO and repossessed assets	28,859	35,622	29,237
Total nonperforming assets	$90,955	$138,683	$150,771
Performing restructured loans not included in nonperforming assets	$17,394	$14,176	$11,365
Nonperforming loans to total loans	1.77%	3.31%	4.02%
Nonperforming assets to total loans plus OREO and repossessed property	2.57%	4.40%	4.94%
Nonperforming assets to total assets	1.77%	2.96%	3.35%
Nonperforming assets were $91.0 million, or 1.77% of total assets at September 30, 2012, compared to $138.7 million, or 2.96% of total assets at December 31, 2011, and $150.8 million, or 3.35% of total assets at September 30, 2011. During the nine months ended September 30, 2012, $32.4 million of nonperforming loans were charged-off and $8.3 million of loans were transferred to OREO.
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
Commercial real estate secured nonaccrual loans are the largest category of nonaccrual loans at $23.7 million and comprise approximately 38% of all nonaccrual loans. The largest decrease in nonaccrual loans for the nine months ended September 30, 2012 was $23.2 million, or 54.1%, in commercial and industrial loans.

Other real estate owned and repossessed assets
OREO and repossessed assets totaled $28.9 million at September 30, 2012, as compared to $35.6 million at December 31, 2011 and $29.2 million at September 30, 2011. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Balance at beginning of period	$32,627	$27,857	$35,622	$31,490
Transfers from loans	681	5,109	8,341	15,083
Additional investment in foreclosed properties	—	—	—	—
Dispositions	(4,059)	(3,552)	(13,476)	(14,221)
Additional impairment	(390)	(177)	(1,628)	(3,115)
Balance at end of period	$28,859	$29,237	$28,859	$29,237
The level of OREO and repossessed assets has decreased during the first nine months of 2012. During the nine months ended September 30, 2012, we transferred $8.3 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $1.5 million from our commercial and industrial portfolio, $684,000 from our commercial real estate secured portfolio, $650,000 from our residential construction and land portfolio, $2.1 million from our commercial construction and land portfolio and $3.4 million from our consumer portfolio. During the first nine months of 2012, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $1.6 million during the first nine months of 2012 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio.

Impaired loans
At September 30, 2012, impaired loans totaled $71.7 million, compared to $108.5 million at December 31, 2011, and $119.5 million at September 30, 2011. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Impaired loans:
Commercial and industrial	$21,255	$48,895	$57,534
Commercial real estate secured	35,093	39,398	41,481
Residential construction and land	4,595	7,813	10,281
Commercial construction and land	4,194	6,791	7,684
Lease receivables	—	—	—
Consumer	6,534	5,638	2,492
Total impaired loans	$71,671	$108,535	$119,472
Recorded balance of impaired loans:
With related allowance for loan losses	$26,375	$71,512	$79,531
With no related allowance for loan losses	45,296	37,023	39,941
Total impaired loans	$71,671	$108,535	$119,472
Allowance for losses on impaired loans:
Commercial and industrial	$9,640	$23,292	$26,535
Commercial real estate secured	2,108	7,540	4,693
Residential construction and land	—	1,181	438
Commercial construction and land	—	31	385
Lease receivables	—	—	—
Consumer	—	—	—
Total allowance for losses on impaired loans	$11,748	$32,044	$32,051
The decrease in impaired loans during the nine months ended September 30, 2012 primarily resulted from charge-offs and resolutions. The allowance for loan losses related to impaired loans decreased during 2012 and totaled $11.7 million at September 30, 2012, as compared to $32.0 million at December 31, 2011 and $32.1 million at September 30, 2011. The decrease in the allowance for losses on impaired loans in 2012 was primarily due to charge-offs and resolutions. The percentage of allowance on impaired loans to total impaired loans decreased to 16.4% at September 30, 2012, compared to 29.5% at December 31, 2011. Commercial real estate secured loans comprised approximately 49% of all impaired loans and 18% of the allowance for loan losses on impaired loans at September 30, 2012.
Through an individual impairment analysis, we determined that at September 30, 2012, $26.4 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $11.7 million. We also held $45.3 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
For impaired commercial loans that are collateral dependent, our practice is to obtain an updated appraisal every six to 18 months, depending on the nature and type of the collateral and the stability of collateral valuations, as determined by senior members of credit management. OREO and repossessed assets require an updated appraisal at least annually. We have established policies and procedures related to appraisals and maintain a list of approved appraisers who have met specific criteria. In addition, our policy for appraisals on real estate dependent commercial loans generally requires each appraisal to have an independent compliance and technical review by a qualified third party to ensure the consistency and quality of the appraisal and valuation. We discount appraisals for estimated selling costs, and, when appropriate, consider the date of the appraisal and stability of the local real estate market when analyzing the estimated fair value of individual impaired loans that are collateral dependent.
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At September 30, 2012, we held $17.4 million of loans classified as performing restructured loans (performing troubled debt restructurings) which includes commercial loans of $13.0 million and consumer loans of $4.4 million.
The balance of nonaccrual and impaired loans as of September 30, 2012 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$52,185	$52,185
Commercial loans on accrual but impaired	n/a	12,952
Consumer loans	9,911	6,534
	$62,096	$71,671
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At September 30, 2012, these potential problem loans totaled $7.9 million. Of these potential problem loans at September 30, 2012, $1.2 million were in our commercial real estate construction and land portfolio and $6.7 million were in our commercial and industrial portfolio. In comparison, potential problem loans at December 31, 2011 totaled $37.0 million. The potential problem loans at December 31, 2011 included $20.3 million of construction and land loans, $12.6 million of commercial and industrial loans and $4.1 million of commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.
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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollars in thousands)
Average total loans	$3,440,849	$2,936,781	$3,282,972	$2,913,306
Total loans at end of period	$3,508,314	$3,022,128	$3,508,314	$3,022,128
Allowance for loan losses:
Allowance at beginning of period	$86,992	$109,044	$103,744	$124,568
Charge-offs, net of recoveries:
Commercial and commercial real estate	(5,288)	(17,559)	(23,218)	(40,682)
Real estate construction	(2,353)	(1,116)	(6,734)	(12,963)
Residential real estate mortgages and consumer loans	(584)	(804)	(2,475)	(3,421)
Total net charge-offs	(8,225)	(19,479)	(32,427)	(57,066)
Provision for loan losses	900	16,240	8,350	38,303
Allowance at end of period	$79,667	$105,805	$79,667	$105,805
Annualized net charge-offs to average total loans	0.96%	2.65%	1.32%	2.61%
Allowance to total loans at end of period (excluding loans held for sale)	2.58%	3.68%	2.58%	3.68%
Allowance to nonperforming loans	128.30%	87.06%	128.30%	87.06%
Our allowance for loan losses was $79.7 million at September 30, 2012, or 2.58% of end of period loans (excluding loans held for sale) and 128.30% of nonperforming loans. In comparison, at September 30, 2011, our allowance for loan losses was $105.8 million, or 3.68% of end-of-period loans (excluding loans held for sale) and 87.06% of nonperforming loans. Net charge-offs during the first nine months of 2012 were $32.4 million, or 1.32% of average loans on an annualized basis. In comparison, net charge-offs during the first nine months of 2011 were $57.1 million, or 2.61% of average loans on an annualized basis.
Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage. In the nine months ended September 30, 2012, we sold a portion of the originated loans into the secondary market while retaining servicing rights of those loans. Upon sale, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of MSRs of $10.0 million in the quarter ended September 30, 2012 and $22.1 million of MSRs in the nine months ended September 30, 2012, which were recorded at fair value at the time of purchase.
We elected to account for MSRs using the fair value option. The balance of the MSR asset was $53.2 million at September 30, 2012 and $8.7 million at December 31, 2011. The amount of residential mortgage loans serviced for others at September 30, 2012 was $6.24 billion and $1.02 billion at December 31, 2011.
Deposits
Total deposits increased $435.5 million to $3.56 billion at September 30, 2012 from $3.12 billion at December 31, 2011. During the nine months ended September 30, 2012, noninterest-bearing deposits increased $472.1 million and interest-bearing deposits decreased $36.7 million. The increase in noninterest-bearing deposits was primarily due to a substantial increase in consumer checking accounts primarily from our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. In addition, commercial customer noninterest-bearing deposits and mortgage servicing related escrow deposits increased. The decrease in interest-bearing deposits reflects a planned reduction as we move from more costly certificates of deposit to less costly sources of funding.
Increases during the nine months ended September 30, 2012 included money market accounts, which increased $53.1 million, brokered money market accounts, which increased $17.2 million, NOW accounts, which increased $92.9 million and CDARS time deposits, which increased $96.9 million. Decreases during the nine months ended September 30, 2012 included certificates of deposit, which decreased $94.0 million, brokered certificates of deposit, which decreased $176.3 million and public time deposits, which decreased $27.5 million.

The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	September 30, 2012	December 31, 2011
	(in thousands)
Noninterest-bearing deposits	$1,274,610	$802,480
Interest-bearing deposits
NOW accounts	417,774	324,877
Savings accounts	39,426	38,370
Money market accounts	710,562	657,500
Brokered money market deposits	17,229	—
Certificates of deposit	600,682	694,712
Brokered certificates of deposit	230,802	407,068
CDARS time deposits	241,001	144,118
Public time deposits	26,596	54,086
Total interest-bearing deposits	2,284,072	2,320,731
Total deposits	$3,558,682	$3,123,211
Average deposits for the nine months ended September 30, 2012 increased $159.2 million, or 5.3%, to $3.16 billion, compared to $3.00 billion for the nine months ended September 30, 2011. Total average time deposits decreased $347.2 million, or 23.5%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, with a decrease of $172.8 million, or 22.1%, in average certificates of deposit and a decrease of $132.7 million, or 29.5%, in average brokered certificates of deposit accounting for most of the decrease.
The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$910,131	28.8%	—	$621,127	20.7%	—
NOW accounts	365,672	11.6	0.67	243,431	8.1	0.98
Money market accounts	691,242	21.9	0.55	610,499	20.4	0.73
Brokered money market accounts	16,973	0.5	0.33	3,582	0.1	0.29
Savings deposits	39,468	1.3	0.07	38,453	1.3	0.08
Time deposits:
Certificates of deposit	610,188	19.3	1.24	782,977	26.2	1.63
Brokered certificates of deposit	317,773	10.1	1.51	450,469	15.0	2.16
CDARS time deposits	171,846	5.4	0.47	177,866	5.9	0.72
Public time deposits	33,470	1.1	0.40	69,128	2.3	0.50
Total time deposits	1,133,277	35.9	1.18	1,480,440	49.4	1.63
Total deposits	$3,156,763	100.0%		$2,997,532	100.0%

Borrowings
Short-term borrowings include overnight securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings increased $102.3 million to $870.4 million at September 30, 2012, as compared to $768.1 million at December 31, 2011. Most of this increase was the result of a $115.0 million increase in FHLB advances due to our decision to shift funding sources to lower cost alternatives. Fed funds purchased decreased $12.5 million.
Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. Long-term borrowings were $20.0 million at September 30, 2012, a decrease of $127.5 million from the balance of $147.5 million on December 31, 2011. Term structured repurchase agreements decreased $75.0 million and long-term FHLB advances decreased $52.5 million. In the first and second quarters of 2012, we terminated two long-term FHLB advances and one structured repurchase agreement to shift funding sources to lower cost alternatives.
At September 30, 2012 and December 31, 2011, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow $850.0 million as of September 30, 2012 and $775.0 million at December 31, 2011.
At September 30, 2012 all borrowings from the FHLBC were collateralized by $330.2 million of investment securities and a blanket lien on $882.6 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $131.4 million at September 30, 2012. At December 31, 2011, we maintained collateral of $782.1 million of investment securities and a blanket lien on $390.8 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $277.3 million.
We participate in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2012, the Bank pledged $489.1 million of commercial loans as collateral and had available $393.5 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $569.2 million of commercial loans as collateral and had available $463.3 million of borrowing capacity under the BIC program at December 31, 2011. There were no borrowings under the BIC program at either September 30, 2012 or December 31, 2011.
Junior Subordinated Debentures
At September 30, 2012, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At September 30, 2012, unamortized issuance costs were $2.1 million relating to TAYC Capital Trust I and $341,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.
Subordinated Notes
The following table describes the subordinated notes outstanding at September 30, 2012 and December 31, 2011. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	September 30, 2012	December 31, 2011
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,821)	(4,059)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(405)	(427)
Taylor Capital Group subordinated notes, net	33,274	33,014
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	—	60,000
Unamortized discount	—	(3,366)
Cole Taylor Bank subordinated notes, net	—	56,634
Total subordinated notes, net	$33,274	$89,648

On September 25, 2012, we sent notice to the holders of the Bank's 10% subordinated notes of our intent to prepay in full the outstanding $60.0 million principal amount of the notes, plus accrued interest in accordance with the terms of the notes. Prepayment checks, which included interest through and including September 30, 2012, were sent to holders on September 28, 2012. The notes had originally been issued by the Bank on September 29, 2008, with a scheduled maturity date of September 29, 2016.

CAPITAL RESOURCES
At September 30, 2012 and December 31, 2011, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2012:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$553,977	14.41%	>$307,448	>8.00	>$384,310	>10.00
Cole Taylor Bank	522,036	13.60	>307,000	>8.00	>383,749	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	472,221	12.29	>153,724	>4.00	>230,586	>6.00
Cole Taylor Bank	473,623	12.34	>153,500	>4.00	>230,250	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	472,221	9.43	>200,367	>4.00	>250,459	>5.00
Cole Taylor Bank	473,623	9.48	>199,945	>4.00	>249,931	>5.00
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$281,366	>8.00	>$351,708	>10.00
Cole Taylor Bank	471,615	13.42	>281,220	>8.00	>351,526	>10.00
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	394,630	11.22	>140,683	>4.00	>211,025	>6.00
Cole Taylor Bank	381,563	10.85	>140,610	>4.00	>210,915	>6.00
Leverage (to average assets)
Taylor Capital Group, Inc.	394,630	8.84	>178,661	>4.00	>223,327	>5.00
Cole Taylor Bank	381,563	8.53	>178,946	>4.00	>223,683	>5.00
Our Tier I Capital to Risk Weighted Assets and Leverage to Average Assets ratios increased from December 31, 2011 to September 30, 2012, primarily due to net income earned partially offset by a decrease in Tier I capital due to the TARP warrant repurchase executed in the third quarter of 2012 as described in Note 7 - "Stockholders' Equity" of the Notes to the Consolidated Financial Statements. Our Total Capital to Risk Weighted Assets ratio decreased from December 31, 2011 to September 30, 2012 due to the TARP warrant repurchase noted above and the early repayment of our $60.0 million of 10% subordinated notes as described in Note 6 - "Subordinated Notes" of the Notes to the Consolidated Financial Statements.
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
The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The proposed changes, if implemented, would be phased in from 2013 through 2019. The comment period with respect to the proposed rules expired on October 22, 2012. Management continues to assess the effect of the proposed rules on the Company and the Bank’s capital positions and will monitor developments regarding the proposed rule. Various banking associations and industry groups have provided comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

LIQUIDITY
During the nine months ended September 30, 2012, total assets increased $451.2 million, or 9.6%, primarily due to increases in our loan portfolio, loans held for sale portfolio, held to maturity investment securities and mortgage servicing rights. Cash inflows during the nine months ended September 30, 2012 consisted primarily of proceeds of $2.87 billion from sales of loans originated for sale. In addition, we increased deposits by $435.8 million, received proceeds from the sale of available for sale investment securities of $205.6 million and increased short-term borrowings by $102.3 million.
Cash outflows during the nine months ended September 30, 2012, included $3.06 billion of loans originated for sale, $203.3 million for the purchase of available for sale investment securities, a $198.6 million increase in loans, repayments of $127.5 million on long-term borrowings, purchase of $86.9 million of held to maturity investment securities, repayment of $60.0 million of subordinated notes, $22.1 million for the purchase of mortgage servicing rights, $9.8 million for the repurchase of the TARP warrant and the payment of $3.9 million in dividends on our Series B Preferred.
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
At the holding company level, cash and cash equivalents decreased to $26.3 million at September 30, 2012 from $45.0 million at December 31, 2011. Significant cash outflows during the nine months of 2012 included $9.8 million for the repurchase of the Series B Preferred warrants, $6.6 million of interest paid on our junior subordinated debentures and subordinated notes and $3.9 million for the payment of dividends on our Series B Preferred.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.
At September 30, 2012, we had $880.0 million of undrawn commitments to extend credit and $83.4 million of financial and performance standby letters of credit. In comparison, at December 31, 2011, we had $846.7 million of undrawn commitments to extend credit and $77.1 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At September 30, 2012, we maintained a liability of $4.3 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. This compares to $4.4 million at December 31, 2011.
Derivative Financial Instruments
At September 30, 2012, we had $106.9 million of notional amount interest rate swaps that are designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was $3,000 for the quarter ended September 30, 2012 and $27,000 for the nine months ended September 30, 2012, and was recorded in other derivative income in noninterest income.
At September 30, 2012, the Company had $30.0 million of notional amount interest rate swaps that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps was $749,000 for the quarter and $718,000 for the nine months ended September 30, 2012, and was recorded in other derivative income in noninterest income.

At September 30, 2012, we had $55.0 million of notional amount interest rate corridor agreements that are designated as cash flow hedges against the variability of the interest expense component of certain short-term borrowings, within a certain range. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI. Total ineffectiveness on the interest rate corridors was ($2,000) for the quarter and ($3,000) for the nine months ended September 30, 2012.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of September 30, 2012, $842.4 million of derivative instruments were interest rate swaps related to customer transactions, which are not designated as hedges. At September 30, 2012, we had notional amounts of $421.2 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of September 30, 2012, we had offsetting interest rate swaps with other counterparties with a notional amount of $421.2 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. At September 30, 2012, we had a notional amount of $97.5 million of interest rate swaps. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of these swaps was $2.9 million.
In order to further lessen the price volatility of the mortgage servicing rights asset, the Company enters into interest rate swaptions. These derivatives allow the company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. As of September 30, 2012, we had $70.0 million of notional amount of swaptions. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of these swaptions was $51,000.
The Company enters into interest rate lock commitments for originated residential mortgage loans. The Company then uses forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At September 30, 2012, we had notional amounts of $1.30 billion of interest rate lock commitments and $1.01 billion of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded in mortgage banking revenue in noninterest income. For the nine months ended September 30, 2012, the amount of noninterest income recognized related to an increase in the fair value of the interest rate lock commitments was $26.6 million. For the same period, noninterest income included a $20.1 million charge related to a decrease in the fair value of forward loan sale commitments.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options outstanding as of September 30, 2012.
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
We have used various interest rate contracts, including swaps, swaptions, floors, collars and corridors to manage interest rate and market risk. Our asset and liability management and investment policies do not allow the use of derivative financial instruments for trading purposes. Therefore, at inception, these contracts are designated as hedges of specific existing assets and liabilities.

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
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $4.6 million, or 3.2%, from the net interest income in the rates unchanged scenario at September 30, 2012. At December 31, 2011, the projected variance in the rising rate scenario was a decrease of $0.9 million, or 0.6%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both September 30, 2012 and December 31, 2011.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	At September 30, 2012		At December 31, 2011
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$4,589	3.2%	$(907)	(0.6)%
-200 basis points over one year	N/A	N/A	N/A	N/A
______________________
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
NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the Federal Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU requires either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments. While this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. These ASUs became effective for the interim or annual periods beginning after December 15, 2011. These accounting standards were adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP (generally accepted accounting principles) and IFRSs (international financial reporting standards). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU became effective for the interim and annual period beginning after December 15, 2011. This accounting standard was adopted as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
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

	2012 Quarter Ended			2011 Quarter Ended				2010 Quarter Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
		(in thousands, except per share data)
Interest income	$46,192	$46,005	$46,267	$46,345	$47,299	$46,821	$47,595	$49,967
Interest expense	8,996	9,627	10,465	11,079	12,581	14,578	15,408	16,405
Net interest income	37,196	36,378	35,802	35,266	34,718	32,243	32,187	33,562
Provision for loan losses	900	100	7,350	10,955	16,240	11,822	10,241	59,923
Noninterest income	47,250	31,889	23,946	16,538	19,432	6,387	6,885	18,009
Noninterest expense	55,899	43,986	36,568	31,846	28,152	27,846	28,549	36,971
Income/(loss) before income taxes	27,647	24,181	15,830	9,003	9,758	(1,038)	282	(45,323)
Income taxes (benefit)	10,898	9,956	6,361	(73,317)	(42)	355	(106)	284
Net income/(loss)	16,749	14,225	9,469	82,320	9,800	(1,393)	388	(45,607)
Preferred dividends and discounts	(1,757)	(1,748)	(1,742)	(12,235)	(2,477)	(2,470)	(2,464)	(2,448)
Net income/(loss) available to common stockholders	$14,992	$12,477	$7,727	$70,085	$7,323	$(3,863)	$(2,076)	$(48,055)
Income/(loss) per share:
Basic	$0.50	$0.42	$0.26	$3.20	$0.35	$(0.19)	$(0.12)	$(2.76)
Diluted	0.49	0.41	0.26	3.20	0.35	(0.19)	(0.12)	(2.76)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information set forth under Note 7 – Stockholders’ Equity to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q relating to the issuance of shares of the Company’s common stock upon the exercise or conversion of the Company’s stock purchase warrants dated September 29, 2008 is incorporated herein by reference.

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

10.1
Warrant Repurchase Agreement, dated July 18, 2012, between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 18, 2012).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.*

______________________

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
Date: November 6, 2012
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)