Form 10-K
period 2012-12-31
TAYLOR CAPITAL GROUP INC
filed 2013-03-08
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
(847) 653-7978
(Registrant’s telephone number, including area code)
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Global Select Stock Market
Perpetual Non-Cumulative Preferred Stock, Series A	The Nasdaq Global Select Stock Market
(Title of Class)	(Name of Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on The Nasdaq Global Select Stock Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $256,611,445.

At March 5, 2013, there were 29,103,073 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Our Business

Taylor Capital Group, Inc. (the “Company”, “we”, “us”, or “our”) is a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank was founded in 1929 and has served the Chicago area for over 80 years. We were formed in 1996 and acquired Cole Taylor Bank in 1997. The Bank specializes in serving the banking needs of closely-held businesses and the people who manage them. With its national businesses, the Bank also provides services related to asset- based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At December 31, 2012, we had assets of $5.8 billion, deposits of $3.5 billion and stockholders' equity of $559.6 million.
  Our commercial and retail banking and deposit products are overseen by a single operations area located in Rosemont, Illinois. Our mortgage unit is based in Ann Arbor, Michigan. We have two separate and discrete operating segments, Banking and Mortgage Banking.
Our Banking segment consists of commercial banking, commercial real estate lending, asset-based lending, residential mortgage lending, commercial equipment leasing and retail banking. Our target commercial banking customers are businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our clients are generally closely-held, middle-market companies with annual revenues between $5 million and $250 million. Our commercial banking activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. We also offer treasury cash management services, including repurchase agreements, interest rate swap agreements, internet balance reporting, remote deposit capture, positive pay, automated clearing house products, imaged lock-box processing, controlled disbursement and account reconciliation. Our commercial lending group operates primarily in the Chicago area. Our commercial real estate lending team, which also operates primarily in the Chicago area, focuses on loans on income producing non-owner occupied commercial real estate and property development lending. In addition, through offices located across the United States, we also offer asset-based lending services, including revolving lines of credit supported by receivables and inventory and term loans supported by equipment and real estate. Our equipment leasing team is headquartered in Towson, Maryland and offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases of U.S. middle-market companies.
In addition to our lending activities, we offer deposit products, such as checking, savings and money market accounts, as well as time deposits through nine banking centers (branches) located in the Chicago area and through our on-line banking channel. We also cross-sell products and services to the owners and executives of our business customers to help them meet their personal financial goals, including personal credit. In addition to commercial clients, we provide deposit and credit services to our community-based customers, typically individuals and small, local businesses located near one of our banking centers. We use third-party providers to offer investment management and brokerage services and have a relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry.
Our Mortgage Banking segment originates, sells and services mortgage loans through Cole Taylor Mortgage, based in Ann Arbor, Michigan. We currently originate, sell or service mortgage loans in 48 states and the District of Columbia. Loan production is sourced through a national broker network, retail offices across the United States and from the Bank's banking centers (branches), located in the Chicago area.

Our Strategy

Our ongoing strategy is to increase stockholder value by focusing on the fundamentals of our business while continuing to diversify our revenue sources. Our commercial and industrial banking ("C&I") business line is the core of our Banking segment. The business line is built on the fundamental belief that the owners of closely-held businesses value a long-term relationship with their banker. For this reason, we believe our relationship managers, as well as our customers' access to our senior management, are among the most important “products” that we offer in the communities we serve.

To complement our core C&I business, we continue to extend our efforts in asset-based lending, which although headquartered in Rosemont, Illinois, operates through offices located across the United States. This business provides geographical as well as balance sheet diversification. Since inception, our asset-based lending group has grown consistently and loans originated by this group represent over 20% of our commercial loan portfolio at December 31, 2012 with commitments exceeding $1 billion. We expect this business line will continue to grow, as we add additional offices to boost coverage and increase loan production. In the summer of 2012, we introduced another national business line, a commercial equipment finance business. This business, headquartered in Towson, Maryland, offers loans and leases to U.S. companies looking to acquire a broad range of capital equipment. Together these two national business lending groups will facilitate the repositioning of the loan portfolio to reduce the concentration in non-owner occupied real estate loans.

This repositioning of the loan portfolio, along with loan resolutions, asset sales and other remediation efforts, has substantially improved the credit quality of our loan portfolio over the last several years.  Since 2008 our nonperforming loans have decreased by over 70% to $59.5 million as of December 31, 2012, while the ratio of allowance for loan losses to nonperforming loans has increased to 138.05%. We remain disciplined in our focus on asset quality while maintaining strong capital ratios to provide for future growth.

We have nine banking centers in the greater Chicago metro area to serve our customers. Average core deposits have grown 67% in the three years ending in 2012, due to new customers and the conversion of over $244 million in high cost time deposits into interest-bearing transaction accounts. Additionally, we continue to migrate towards electronic banking channels and implement consumer-oriented features like remote deposit.

Our other primary operating segment is Mortgage Banking. In January 2010, we established Cole Taylor Mortgage. The addition of a mortgage lending operation provided us with further geographic and product line diversity and a significant source of fee income. Due to its growth, by 2012 this segment accounted for approximately half of our total revenue. In addition, our Mortgage Banking segment now has the ability to originate loans in areas that represent over 90% of the U.S. population. We anticipate further growth in loan production from channel expansion, as well as through our growing network of relationships with mortgage brokers and the addition of new products. This expansion also diversifies our revenue streams between the wholesale and retail origination channels. We also retain servicing on most originated loans, as well as purchase mortgage servicing rights from third parties to strategically expand our servicing platform. The Mortgage Banking segment strives to remain nimble and opportunistic while maintaining flexible capacity to respond to changing market conditions.

Our total assets have grown over 60% in the five years ended December 31, 2012. To support and continue this growth, we have strategically invested in infrastructure in a disciplined and efficient manner. We are leveraging features and functionality of the recently-upgraded core processing system.  In parallel, we upgraded our corporate eBanking platform.  Together these initiatives enable us to continue to expand product offerings and enhance customer service.  In addition, process improvement initiatives and ongoing infrastructure upgrades are being made to further improve efficiencies.

Competition

We encounter significant competition in all aspects of our operations, which includes commercial lending, primarily in the Chicago area, deposit gathering and our national businesses of asset-based lending, mortgage origination and servicing and equipment leasing.  We compete in the pricing of our products and services, including interest rates paid on deposits, interest rates charged on loans, as well as on the credit terms and underwriting criteria, residential mortgage origination fees and other banking services.

Our principal competitors are numerous and include national, regional and local commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, leasing companies, the United States government, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.  Many of our non-bank competitors are not subject to all of the same federal regulations that govern bank holding companies and federally insured banks or the state regulations governing state chartered banks, which may give them advantages over us in providing some services. In addition, many of our competitors are significantly larger than us, which may put us at a competitive disadvantage as a result of our smaller size, limited banking center network and narrower product offerings.

Employees

We had 938 full-time employees as of December 31, 2012. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Supervision and Regulation

The following is a summary of the material elements of the supervisory and regulatory framework that applies to us and the Bank. It does not describe all of the statutes, regulations, regulatory policies and agreements that apply or restate all of the requirements of those that are described. The descriptions of, and references to, the statutes, regulations, policies and agreements below do not purport to be complete and are qualified in their entirety by reference to the particular statute, regulation, policy or agreement. See the discussion captioned “We may be materially and adversely affected by the highly regulated environment in which we operate” under Item IA. Risk Factors, which follows in this report.

Overview

Financial institutions, their holding companies and their affiliates are highly regulated both at the federal and state levels. Financial institution regulation and supervision is intended for the protection of depositors, the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and the banking system as a whole, and not necessarily for the protection of a bank or a bank holding company’s stockholders or creditors. The banking regulators have extensive discretion in connection with their supervisory, regulatory and enforcement powers over the Company, as a regulated bank holding company, and over the Bank, as a regulated subsidiary depository institution. As a result, our growth and earnings performance is affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of the applicable bank regulatory authorities.

As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), we are regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, an Illinois state-chartered bank that is a member of the Federal Reserve System, is regulated by both the Illinois Department of Financial and Professional Regulation (the “IDFPR”) and the Federal Reserve. The Bank is required to file periodic reports with both agencies and is subject to periodic examination by both the IDFPR and Federal Reserve. As a federally insured depository institution, the Bank is also subject to supervision by the FDIC. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has backup enforcement authority over an insured depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF.

Financial Regulatory Reform

The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States in the wake of the global financial crisis, certain aspects of which are described below in more detail. The Dodd-Frank Act created new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifted certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular (some of which are discussed in more detail below), and among other things, the Dodd-Frank Act:

•	created a Bureau of Consumer Financial Protection (the "CFPB") authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services,

•
leveled the competitive playing field for state banks in some respects by narrowing the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanding the authority of state attorneys general to bring actions to enforce federal consumer protection legislation,

•	imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions,

•	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting financial institutions to pay interest on business transaction and other accounts,

•	significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property,

•	created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation,

•	provided for enhanced regulation of advisers to private funds and of the derivatives markets, enhanced oversight of credit rating agencies and

•
changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling and size of the DIF, and increased the floor applicable to the size of the DIF.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. While many of the required regulations have been issued, or at least released for public comment, there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Our management will continue to evaluate the effect of these changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on our business, financial condition and results of operations.

The Increasing Regulatory Emphasis on Capital

We are subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, may have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our regulatory capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during the recent periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common equity and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those currently in place.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of bank holding company permanent capital known as "Tier 1 capital" are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, we are able to maintain our trust preferred proceeds as Tier 1 capital but we will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company. We cannot predict at this time whether the phase-out proposed under Basel III will be implemented in the U.S. and, if it is, the impact it will have on the Company.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•
a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, "Tier 1 capital" consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships.) Total capital consists primarily of Tier 1 capital plus "Tier 2 capital", which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank's allowance for loan losses.

•	At December 31, 2012, our leverage ratio was 11.14%, our total capital ratio was 16.27% and our Tier 1 capital ratio was 14.21%.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as "Basel I" adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

Basel III. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III requires, among other things:

•	a new required ratio of minimum common equity to total risk-weighted assets of 4.5%,

•	an increase in the minimum required ratio of Tier 1 capital to total risk-weighted assets from the current level of 4% to 6%, and

•	a continuation of the current minimum required ratio of total capital to total risk-weighted assets of 8%.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios described above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the primary federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012, and no final rules have been issued.
The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on us and the Bank, when they are finalized and fully implemented. The Basel III accord, as proposed, would be applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital buffers; and (v) changes to the FDIC's prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which we may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%. There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

Furthermore, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of securities holdings of banking institutions.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the banking regulators and the concerns expressed above, the U.S. regulators have indicated that the commencement date for the proposed rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the U.S.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. We are a registered bank holding company under the BHC Act and Illinois law. In addition to supervision and regulation, the BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial and managerial strength to each of their subsidiaries pursuant to which such holding companies may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so.

The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit and expansion through mergers and acquisitions.

The Gramm-Leach-Bliley Act of 1999 significantly amended the BHC Act to allow certain qualifying bank holding companies that elect treatment as “financial holding companies” to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Company has not elected to be treated as a financial holding company and accordingly we generally must limit our activities to banking activities and activities that are closely related to banking.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHC Act generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHC Act and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

Capital Purchase Program. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), giving the United States Department of the Treasury (the “U.S. Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority under the EESA, a number of temporary emergency programs were announced and implemented, including the U.S. Treasury's Capital Purchase Program (the “CPP”). Pursuant to this program, the U.S. Treasury, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common or additional preferred stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The terms of the preferred stock purchased by the U.S. Treasury included a dividend rate of 5% per year, until the fifth anniversary of the U.S. Treasury's purchase, and a dividend rate of 9% thereafter. During the time the U.S. Treasury holds securities purchased pursuant to the CPP, participating financial institutions are required to comply with certain (i) provisions regarding executive compensation paid to senior executives and certain other employees and (ii) corporate governance disclosure and certification requirements. Participation in the CPP also imposes certain restrictions upon a financial institution's ability to pay dividends to its common stockholders and on its stock repurchase activities. As described further elsewhere in this report, we elected to participate in the CPP, and on November 21, 2008, we issued and sold to the U.S. Treasury 104,823 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred”), as well as a warrant (the “CPP Warrant”) to purchase 1,462,647 shares of our common stock at an exercise price of $10.75 (which, pursuant to its terms, was subsequently adjusted to represent the right to purchase 1,510,418 shares of common stock at an exercise price of $10.41 following certain securities issuances that we conducted), which generated $104.8 million of proceeds.
On June 19, 2012, the U.S. Treasury completed the public offer and resale of all 104,823 outstanding shares of the Series B Preferred through an auction managed by the underwriters of the offering. Following the U.S. Treasury's auction, the shares of Series B Preferred remain outstanding, but are held by parties other than the U.S. Treasury. Consequently, we are no longer subject to the executive compensation and corporate governance standards applicable to financial institutions participating in the CPP on a prospective basis (except with respect to certain restricted stock awards). However, so long as any shares of Series B Preferred remain outstanding, we remain obligated to pay the dividends payable thereon and may only pay dividends on, or repurchase shares of, our common stock so long as all accrued and unpaid dividends for all past dividend periods on the Series B Preferred are fully paid.
On July 18, 2012, we entered into a warrant repurchase agreement with the U.S. Treasury, pursuant to which we repurchased and canceled the CPP Warrant for an aggregate cash price of $9.8 million.
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
 Both we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. Further, the terms of our Series B Preferred and our Perpetual Non-cumulative Preferred Stock, Series A, provide that no dividends on any common or preferred stock that ranks equal to or junior to the senior preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on such senior preferred stock have been fully paid.
 The Bank has not paid cash dividends to us since 2007, and no further dividends may be paid by the Bank to us, or by us to our stockholders, without prior notice to our regulators.

The Bank

General. The Bank is an Illinois state-chartered bank that is a member of the Federal Reserve System and accepts deposits which are insured by the FDIC.

Enforcement Powers of Our Bank Regulators; Prompt Corrective Action. As discussed above, a banking organization’s capital plays an important role in connection with regulatory enforcement. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:

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

As of December 31, 2012:

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

Failure to meet the standards in the guidelines, however, could result in a request by the Bank’s regulators to provide a written compliance plan to demonstrate its efforts to comply with such guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Interstate Branching. Subject to regulatory approval, well-capitalized and well-managed banks may establish branches across state lines at any location at which a bank chartered by the host state could establish a branch. In addition, the Bank is able to establish offices across the country that are not designated as "branches" without regulatory approval. The Bank has used this authority to establish loan production offices in numerous states as part of its various initiatives to increase lending on a nationwide basis.

Deposit Insurance Premiums. The Bank is a member of the DIF and pays an insurance premium to the fund based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. The FDIC is authorized to conduct examinations of and require reporting by FDIC insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. While the legislation initially provided additional unlimited coverage to noninterest bearing transaction accounts, that program ended on December 31, 2012.

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

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. In addition, in September 2009, the FDIC extended the restoration plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FICO Assessments. DIF insured institutions pay a Financing Corporation (the “FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. These assessments will continue until the bonds mature in 2019.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the agency’s operations. The amount of the assessment is calculated on the basis of a bank’s total assets. During the year ended December 31, 2012, the Bank paid supervisory assessments to the IDFPR totaling $479,000.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: (i) the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; (ii) for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and (iii) for net transaction accounts in excess of $79.5 million, $2,013,000 plus a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Bank is subject to periodic Community Reinvestment Act (the “CRA”) review by the Federal Reserve. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities, consistent with safe and sound banking practice. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. Note that an institution’s CRA assessment can be used by its regulators in their evaluation of certain applications, including a merger or the establishment of a branch office. An unsatisfactory CRA rating may form the basis for denial of such application.

Financial Privacy. Banks and other financial institutions are subject to rules that limit their ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal financial information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Transactions with Affiliates and Insiders. The Bank must comply with Sections 23A and 23B of the Federal Reserve Act which contains certain restrictions on its transactions with affiliates. In general terms, these provisions require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include the Company and any other company that is under our common control.

The Dodd-Frank Act significantly expanded the scope and coverage of the limitations on affiliate transactions within a banking organization and included specific changes to the law related to the definition of “covered transaction” in Sections 23A and 23B, limitations on asset purchases from insiders and an increase in the amount of time for which collateral requirements for covered transactions must be maintained. With respect to the definition of “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s noninterested directors.

Furthermore, certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Notes to Consolidated Financial Statements, Note 4—"Loans and Loans Held for Sale."

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with the regulations designed to facilitate enforcement of these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Consumer Financial Services. The current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, including the Bank, will continue to be examined by their applicable primary bank regulators.
Residential Mortgage Originations and Servicing. A major focus of the remedial provisions of the Dodd-Frank Act and, in particular, in connection with the authority Congress conferred on the CFPB, involves the residential mortgage business and the abuses against consumers recognized in the wake of the global financial crisis. The CFPB has released a number of proposed and final rules in this area that are of significant import to the banking industry and the conduct of the residential mortgage business. As a result, the CFPB rules, as well as other federal and state regulatory and enforcement initiatives in this area, will impact the manner in which the Bank engages in the origination and servicing of residential mortgage loans. Because the Bank in recent years has expanded its residential mortgage origination business geographically and has significantly increased its mortgage servicing business, both through retention of servicing rights on originated loans and through the bulk purchase of mortgage servicing portfolios, the impact of these changes on the Bank has increased significance. These developments include:

•
Loan Origination. The Dodd-Frank Act expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations in an effort to strongly encourage lenders to verify a borrower's “ability to repay” the loan, while also establishing a presumption of compliance for certain “qualified mortgages.” On January 10, 2013, the CFPB issued a final rule, which will be effective January 10, 2014, that implements the Dodd-Frank Act's ability-to-repay requirements, and clarifies the presumption of compliance for qualified mortgages.

In assessing a borrower's ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors. The final rule applies the ability‑to-repay requirement to prime loans, while providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Subprime (or higher-priced) mortgage loans are subject to the ability‑to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

•
Compensation of Mortgage Loan Originators. As required by the Dodd-Frank Act, effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction's terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.  These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

•
Risk-Retention. The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset‑backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•
Servicing. In the wake of the financial crisis, the number of distressed borrowers skyrocketed and abusive practices were identified. The Dodd-Frank Act imposed new requirements on servicers and gave the CFPB the authority to both implement the new requirements and also to adopt additional rules to protect consumers. The CFPB released its final rules on mortgage servicing in January, 2013, to take effect on January 10, 2014. The final rules require servicers to: (i) provide a periodic statement for each billing cycle containing, among other things, information on payments currently due and previously made, fees imposed, transaction activity, application of past payments, contact information for the servicer and housing counselors, and, where applicable, information regarding delinquencies; (ii) provide consumers whose mortgages have adjustable rates with notice well in advance of the first payment due after the rate first adjusts and when a rate adjustment causes the payment to change; and (iii) promptly credit periodic payments from borrowers as of the day of receipt. In addition, servicers are prohibited from charging a borrower for force-placed insurance coverage unless the servicer has a reasonable basis to believe that the borrower has failed to maintain hazard insurance and has provided required notices. Servicers are required to meet certain procedural requirements for responding to written information requests or complaints of errors. The rules require servicers to comply with the error resolution procedures for certain listed errors as well as any error relating to the servicing of a mortgage loan. Servicers are also required to establish policies and procedures reasonably designed to achieve objectives specified in the rules, including policies on early intervention with delinquent borrowers, continuity of contact with delinquent borrowers, and loss mitigation procedures.

•
Registration of Originators. In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the federal banking agencies announced final rules in July 2010. These rules implemented the provisions of the act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans.

•
Foreclosures and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  The CFPB final rules on mortgage servicing, discussed above, include specified loss mitigation procedures for mortgage loans secured by borrowers' principal residences. Among other requirements, the rules restrict “dual tracking,” where a servicer simultaneously evaluates a consumer for loan modifications or other alternatives at the same time that it prepares to foreclose on the property. In addition, new rules became effective March 1, 2013, in Illinois, which are reactive to many of the “robo-signing” and other foreclosure abuses and impose new requirements for all mortgage foreclosure cases. Every foreclosure complaint will need to include a copy of the mortgage note, a "prove-up" affidavit of the amount due on the loan (intended to address "robo-signing"), and a "loss mitigation" affidavit demonstrating that the lender is in compliance with all loss mitigation programs to the extent required by law (intended to address "dual-tracking" of loan modifications and the foreclosure lawsuit). The rules also will add several new notice requirements, including a default judgment notice, a foreclosure sale notice, and a special notice if surplus funds are available after a sale.

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
Available Information
Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly and current reports, proxy and other information with the SEC. We make available, free of charge, on our website (www.taylorcapitalgroup.com) under the caption “SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Materials that we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

In addition, the Company has adopted and posted on its website a code of conduct for employees that applies to its officers and other employees. Further, the Company's Board of Directors has adopted a code of conduct that applies to directors, which is also posted on the Company's website. The Company’s website also includes the charters of its Board of Directors’ audit and risk committee, compensation committee and corporate governance and nominating committee.

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

We may be materially and adversely affected by the highly regulated environment in which we operate.
        The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.
        As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve Board. The Bank, as an Illinois-chartered state member bank, is subject to regulation and supervision by both the IDFPR and the Federal Reserve Board. We and the Bank undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.
        The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned "Supervision and Regulation" in Item 1. Business. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, in July 2010, the Dodd-Frank Act was enacted, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies are and will be regulated. In addition, in recent years the Federal Reserve Board has adopted numerous new regulations addressing banks' overdraft and mortgage lending practices. Further, the Consumer Financial Protection Bureau was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.
        In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the U.S. and around the world. In the United States, Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective federal bank regulatory agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III in the United States was indefinitely delayed.
Under the proposed rules, if and when implemented in the United States, Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.
U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing. These requirements are imposed primarily through the Bank Secrecy Act (“BSA”), which was most recently amended by the USA Patriot Act.  We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes. There can be no guarantee, however, that these policies and procedures will be effective.
        Failure to comply with applicable laws, regulations or policies could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, other sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. In this regard, government authorities, including bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.
        In addition to the foregoing laws and regulations, policies of the Federal Reserve Board also have a significant impact on us. Among other things, the Federal Reserve Board's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.
Increasing dependence on our mortgage business may increase volatility in our consolidated revenues and earnings, and our residential mortgage lending profitability could be significantly reduced if we are not able to originate and sell mortgage loans at profitable margins.
        In 2012, Cole Taylor Mortgage contributed approximately 47% of our consolidated revenues and 63% of the consolidated net income available for our common stockholders. As a result of the factors set forth below with respect to our mortgage business, we could experience significant volatility in our consolidated revenue and consolidated net income available for common stockholders.
        Mortgage production, especially refinancing, generally declines in rising interest rate environments. While we have been experiencing historically low interest rates in recent years, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.
        Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the government sponsored enterprises ("GSEs") and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect them could, in turn, materially and adversely affect us. The impact on us of existing proposals to reform Fannie Mae and Freddie Mac, which were placed into conservatorship in 2008, is difficult to predict. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by GSEs and other market participants. Our ability to remain eligible to originate and securitize government insured loans may also depend on our having an acceptable delinquency ratio for Federal Housing Administration loans relative to our peers.
        Any significant impairment of our eligibility to participate in the programs offered by the GSEs could materially and adversely affect us. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations or other administrative costs.
Changes in interest rates may change the value of our mortgage servicing rights ("MSRs") portfolio which may increase the volatility of our earnings.
 We continue to expand our mortgage origination and residential mortgage servicing operations. As a result of our mortgage servicing business, we have a sizeable portfolio of MSRs. An MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. We invest in MSRs to support mortgage banking strategies and diversify revenue streams from our mortgage banking segment.
We measure and carry all of our residential MSRs using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with MSRs is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Although we invest in MSRs to diversify the revenue streams from our mortgage banking segment, the increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSRs.
At December 31, 2012, our MSRs had a fair value of approximately $78.9 million. Changes in fair value of our MSRs are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our MSRs may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSRs, our financial condition and results of operations would be negatively affected.
Certain hedging strategies that we use to manage investment in MSRs, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
        We use derivative instruments to hedge MSRs, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.
Our mortgage loan repurchase reserve for losses could be insufficient.
        We currently maintain a repurchase reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan repurchase reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations.
A significant increase in certain loan balances associated with our mortgage business may result in liquidity risk related to the funding of these loans.
The held for sale loan balance in our mortgage business represents mortgage loans that are in the process of being sold to various investors. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, primarily through FHLB advances, which require collateral. In the event that we experience a significant increase in our held for sale loan balances, our liquidity could be negatively impacted as we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.
We are subject to interest rate risk, including interest rate fluctuations, that could have a material adverse effect on us.
        Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Open Market Committee of the Federal Reserve Board.
        Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our ability to originate loans and obtain deposits;

•	the fair value of our financial assets and liabilities;

•	the fair value of our MSRs; and

•	the average duration of our securities portfolio.
        If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore, earnings and cash flows, could be adversely affected. Earnings and cash flows could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
        Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, if these strategies prove ineffective, or if any substantial, unexpected and prolonged change in market interest rates occurs, such events could have a material adverse effect on us.
Competition from financial institutions and other financial services providers may adversely affect our growth and profitability and have a material adverse effect on us.
        We operate in a highly competitive industry and experience intense competition from other financial institutions in the markets in which we operate. We compete with these institutions in making loans, attracting deposits and recruiting and retaining talented people. We also compete with nonbank financial services providers, including mortgage companies, finance companies, mutual funds and credit unions. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. Also, technology and other changes have lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The trend of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income otherwise generated from those deposits.
We have observed that the competition in our markets for making commercial loans has resulted in more competitive pricing and credit structure, as well as intense competition for qualified commercial lending officers. We also may face a competitive disadvantage as a result of our relatively smaller size, limited branch network, narrower product offerings and lack of geographic diversification as compared to some of our larger competitors. Although our competitive strategy is to provide a distinctly superior customer and employee experience, we can give no assurance that this strategy will be successful. Our growth and profitability depend on our continued ability to compete effectively within our market areas and our failure to do so could have a material adverse effect on us.
Our business is subject to the conditions of the economies in which we operate and continued weakness in those economies and the real estate markets may materially and adversely affect us.
        Our success is dependent to a large extent upon the general economic conditions in the areas in which we operate. Although our asset-based lending, mortgage origination and commercial equipment finance businesses are national in scope, our commercial banking and commercial real estate business focuses primarily on customers in the Chicago area. Accordingly, local economic conditions in the Chicago area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.
        Our operating results in the recent past have been negatively impacted by the historically high level of nonperforming loans in our commercial loan portfolio. Although showing signs of improvement, continued weakness in the Chicago area economy has had and may continue to have a material adverse effect on us, including higher provisions for loan losses and net loan charge-offs, lower net interest income caused by an increase in nonaccrual loans, and higher legal and collection costs relative to historical norms. In addition, we may be required to continue to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Adverse conditions in the economies in which we operate could also reduce demand for new loans and other financial services and impair our ability to attract and retain deposits.
Further, the repayment of our loan portfolio is dependent on the financial success and viability of our borrowers. If the economies in which we operate deteriorate or remain weak for an extended period of time or if the industries or markets in which our borrowers operate weaken, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans, which in turn would adversely affect us.
Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.
        From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, and unemployment remains at historically high levels, including within the Chicago area. In addition, local governments and many businesses continue to experience serious difficulty due to depressed levels of consumer spending and decreased liquidity in the credit markets.
        Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC (the "DIF"), which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.
        Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Illinois generally and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.
        Further, concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally in recent years. Such risks could indirectly affect us by affecting our hedging or other counterparties, as well as our customers with European businesses or assets denominated in the euro or companies in our market with European businesses or affiliates.
        Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the U.S. While economic conditions in the Chicago area, the state of Illinois and the U.S. have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.
The preparation of our consolidated financial statements requires us to make estimates and judgments, including the use of models, which are subject to an inherent degree of uncertainty and which may differ from actual results.
        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan losses and deferred tax asset and the necessity of any related valuation allowance, and the valuation of derivatives, investment securities and mortgage servicing assets require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.
We must manage credit risk and if we are unable to do so, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which could have a material adverse effect on us.
        Making loans is a substantial part of our business, and each loan we make is generally subject to the risk that it will not be repaid or that any underlying collateral in the case of a secured loan will not be sufficient to assure full repayment. Among other things, the risk of non-payment is affected by:

•	changes in economic, market and industry conditions;

•	the credit risks associated with the particular borrower and type of loan;

•	cash flow of the borrower and/or the project being financed;

•	the duration of the loan; and

•	opportunities to identify potential loan repayment issues when remedial action may be most effective.
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
        In addition, our federal and state regulators periodically review our allowance for loan losses and, based on judgments that may differ from those of our management, may require an increase in our provision for loan losses or the recognition of further loan charge-offs. Further, if loan charge-offs in future periods exceed our allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in our allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on us. See the section captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for further discussion related to the process for determining the appropriate level of our allowance for loan losses.
We may not be able to access sufficient and cost-effective sources of liquidity.
        Liquidity is essential to our business and drives our ability to make new loans or invest in securities. In addition, we require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy generally. Factors that could reduce our access to liquidity sources include a downturn in the markets in which we operate, particularly the Chicago area market, difficult credit markets or adverse regulatory actions against us.
        As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. Although we have increased our funding from our core customers to reduce our reliance on wholesale funding in recent years, we continue to use brokered money market accounts and certificates of deposits ("CDs"), out-of-local-market CDs, broker/dealer repurchase agreements, federal funds purchased and Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") advances as a source of liquidity.
        Under FDIC regulations, only "well-capitalized" institutions may issue brokered CDs without prior regulatory approval. As of December 31, 2012, the Bank was categorized as "well-capitalized" and, therefore, could continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank.
        Our liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on our outstanding debt and equity instruments, capital we inject into the Bank, redemption of our previously issued debt, proceeds we raise through the issuance of debt and equity instruments, and dividends received from the Bank (if permitted). Our future liquidity position may be materially adversely affected if, in the future, one or a combination of the following events occur:

•	the Bank reports net losses or its earnings are weak relative to our cash flow needs as a holding company;

•
we deem it advisable or are required by our regulators to use cash at the holding company level to support loan growth of the Bank or address other capital needs of the Bank through downstream capital injections; or

•	we have difficulty raising cash at the holding company level through the issuance of debt or equity securities or accessing additional sources of credit.
        Our board of directors suspended the payment of dividends on our common stock beginning in the second quarter of 2008 and we have been dependent upon our current cash position and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to manage this risk by reducing the amount of capital we inject into the Bank. This may further reduce the capital position of the Bank, cause our growth to slow and result in regulatory criticism.
We are subject to liquidity risk, including unanticipated deposit volatility.
        Our usual liquidity management challenges include responding to potential volatility in our customers' deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. Since 2008, we have experienced a significant increase in client deposits, which has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this recent level of client deposit growth will continue, that client deposits will remain at current levels or that we will be able to maintain the recent reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage, for example as a result of the expiration of the temporary unlimited coverage for noninterest-bearing transaction accounts provided by the Dodd-Frank Act through December 31, 2012, could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.
 In addition, we have customers that maintain significant deposit balances with us, the immediate withdrawal of which could have a material adverse effect on our daily liquidity management. Further, the number of branches we maintain is small relative to our asset size, which could negatively impact our ability to acquire new deposits. In the event that we experience a significant deposit outflow, our liquidity could be negatively impacted such that our capital position, reputation or profitability could also be adversely affected. If we fail to effectively manage the risk of deposit volatility, we could be materially and adversely affected.
The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.
        All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

Changes in certain ratings related to us or our credit could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.
        We are rated by several different rating agencies, including IDC and Bankrate.com. Many factors, both within and out of our control, may cause these agencies to downgrade their ratings related to us, which could subject us to negative publicity, adversely impact our ability to acquire or retain deposits and increase our cost of borrowing or limit our asset growth. Also, our credit ratings are an important factor to the institutions that provide our sources of liquidity, and reductions in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations. We cannot give any assurance that our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.
As a bank holding company, our sources of funds are limited.
        We are a bank holding company, and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from the Bank. Our ability to receive dividends or loans from the Bank is restricted. Dividend payments by the Bank to us in the future will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank's creditors, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2012, the Bank had deposits and other liabilities of approximately $5.2 billion.
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
        We maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct, employee errors and operational risks, including data processing system failures and errors and customer or employee fraud. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on us.
We are dependent upon outside third parties for processing and handling of our records and data.
        We rely on software developed by third party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, mortgage origination, secondary marketing, MSRs, servicing of mortgage loans and securities portfolio management. While we perform a review of controls instituted by the applicable vendor over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or a breach of security may have a material adverse effect on us.
System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.
        The computer systems and network infrastructure we use in our operations and internet banking activities could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Computer break-ins, "phishing" and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities. In addition, advances in computer capabilities or other developments could result in a compromise or breach of our systems designed to protect customer data. Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to mitigate the risk of such occurrences, there can be no assurance that these measures will be successful. Any interruption in, or breach in security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
We have counterparty risk and therefore we may be materially and adversely affected by the soundness of other financial institutions.
        Our ability to engage in routine funding and other transactions could be materially and negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse effect on us.
We are subject to lending concentration risks.
        We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer consider economically desirable. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. As of December 31, 2012, approximately 87% of our loan portfolio consisted of commercial loans of which approximately 35% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us.
        The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in recent years also affected the commercial real estate market. In our market areas, we generally experienced a downturn in credit performance by our commercial real estate loan customers in recent years relative to historical norms, and despite recent improvements in certain economic metrics, a level of uncertainty continues to exist in the economy and credit markets, and there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
We are subject to mortgage asset concentration risks.
As of December 31, 2012, approximately 41% of our assets are mortgage related. This includes residential mortgage-backed securities, commercial mortgage-backed securities, collateralized mortgage obligations, mortgage loans held for sale, mortgage loans held in portfolio, MSRs and other mortgage related assets. Of our mortgage-related securities, 99.6% were issued by government sponsored enterprise, such as Ginnie Mae, Fannie Mae, and Freddie Mac. Although the business purposes for our exposure to these different types of mortgage-related assets are varied, these assets may share exposure to common risks, such as interest rate risk and general economic conditions and events such as a significant housing market downturn, and therefore their values may be very highly correlated. An unfavorable change in the overall economic environment could affect borrowers' ability to repay their loans which could materially adversely affect us either directly through our mortgage business or indirectly through our mortgage-backed securities holdings. In addition, significant changes in interest rates or the occurrence of an event that adversely affects mortgage related assets could have a material adverse effect on our business, financial condition and results of operations.
Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.
        We believe our future success is dependent, in part, on our ability to attract and retain highly qualified and experienced personnel in key senior management and other positions. Competition for experienced personnel in our industry is intense, and we may not be able to successfully attract and retain such personnel. Our competitive strategy is to provide each of our commercial customers with a highly qualified relationship manager that will serve as the customer's key point of contact with us. Achieving the status of a "trusted advisor" for our customers also requires that we minimize relationship manager turnover and provide stability to the customer relationship. Loss of key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers, which could have a negative impact on our business, financial and results of operations.
Our reputation could be damaged by negative publicity.
        Reputational risk, or the risk to us from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could adversely impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.
New lines of business, new products and services or new customer relationships may subject us to certain additional risks.
        From time to time, we will consider and may enter into new lines of business or offer new products or services and we are continually entering into new customer relationships. These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and we can give no assurance that our projected price and profitability targets will be attainable or that our efforts will be successful. These initiatives have required and will continue to require us to enter geographical markets that are new to us. In addition, new lines of business, new products and services and new customer relationships could significantly impact the effectiveness of our system of internal controls, and present requirements for legal compliance with which we were previously unfamiliar. Failure to successfully manage these risks could have a material adverse effect on us.
We may experience difficulties in managing our future growth.
        Our future success in part, depends on our achieving growth in commercial banking relationships that result in increased commercial loans outstanding at yields that are profitable to us. Achieving our growth targets requires us to attract customers who currently bank at other financial institutions in our market, thereby increasing our share of the market. Our commercial banking strategy is to provide a local, high-touch relationship servicing experience that we believe is attractive to customers in our marketplace. In addition, we actively pursue high quality relationship managers to extend our reach in the market place. Maintaining credit quality while growing our loan portfolio is critical to achieving and sustaining profitable growth. We may not be able to manage our growth effectively. If we fail to do so, we would be materially harmed.
        Our success will also depend in part on continued growth in our mortgage banking business. Although we believe that we have the necessary resources in place to successfully manage our future growth, our growth strategy exposes us to certain risks and expenses, and we cannot guarantee that we will be able to expand our market presence or that any such expansion will not adversely affect our results of operations. Our strategy for future growth also may place a significant strain on our management, personnel, systems and resources.
        In furtherance of our growth strategy, we may also seek to acquire other financial institutions or parts of those institutions in the future, and we may engage in banking center expansion. In connection with future acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current stockholders. Moreover, we cannot guarantee that our regulators will permit us to implement an acquisition strategy. Furthermore, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve a level of profitability that will justify the investment that we made in any such acquisition.
We and our subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.
        Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing federal and state budgetary pressures, the enactment of new federal or state tax legislation has and likely will continue to occur. For example, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations, which increased our state income tax rate. The further enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on us.
Regulatory requirements, including rules jointly proposed (and recently indefinitely delayed) by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.
        We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2012, both we and the Bank were categorized as "well-capitalized" under the applicable regulatory capital framework. To the extent regulatory requirements change, our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.

If we or the Bank fail to satisfy regulatory capital requirements, we or the Bank may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by our regulators. If any of these were to occur, such actions could prevent us from successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position.
We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.
        Historically, our primary source of funds at the holding company level has been dividends received from the Bank. In order to preserve capital, our board of directors suspended the payment of dividends on our common stock beginning in the second quarter of 2008. Current and future liquidity constraints at the holding company level could continue to impair our ability to declare and pay dividends on our common or preferred stock or pay interest on our outstanding debt securities in the future. We also have agreed, consistent with our past practice, to continue to provide the Federal Reserve Board and the IDFPR with notice before we declare dividends on our common or preferred stock or pay interest on our debt securities. If we are unable to pay dividends or interest on our outstanding securities in the future, the market value of such securities may be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. We lease approximately 112,000 square feet for our Corporate Center under an operating lease, as amended, that expires on August 31, 2019, with two five-year renewal options which could extend the lease to 2029. We also have an approximately 1,400 square foot banking center on the first floor of our Corporate Center.

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

We have expanded our commercial banking business into Wisconsin with a 1,980 square foot facility located in Franklin, Wisconsin which has a five year lease which terminates in July 2017.

The principal administrative offices of our residential mortgage banking line of business are located in a 54,625 square foot facility located in Ann Arbor, Michigan with a five year lease which will terminate in March 2017. An operations center for the residential mortgage banking line of business is located in a 19,260 square foot facility located in Milford, Michigan with a five year lease which will terminate in December 2017.

The principal administrative offices of our equipment finance line of business are located in a 2,556 square foot facility located in Towson, Maryland with a nine month lease which will increase to 9,745 square feet in March 2013 with a five year lease which will terminate in February 2018.

The following is a list of our administrative and customer banking locations:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	14,807
Skokie	4400 Oakton, Skokie, Illinois	15,800
Old Orchard	4801 West Golf Road, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Yorktown	Three Yorktown Center, Lombard, Illinois	5,966
Ashland	1542 W. 47th Street, Chicago, Illinois	5,870
South Clark	20 South Clark, Chicago, Illinois	2,700
Mortgage Headquarters	2350 Green Road, Ann Arbor, Michigan	54,625
Mortgage Operations Satellite	1050 Corporate Office Drive, Milford, Michigan	19,260
Equipment Finance Administration	501 Fairmount Ave, Towson, Maryland	2,556

We have expanded our asset-based lending services and opened offices in geographical areas outside the Chicago area. Currently, we maintain offices in Kansas City, Missouri; Brookfield, Wisconsin; Baltimore, Maryland; Irvine, California; Dallas, Texas; Memphis, Tennessee; Minneapolis, Minnesota; Seattle, Washington; Stamford, Connecticut; Houston, Texas; Cincinnati, Ohio; and Atlanta, Georgia. Each of these offices operates under short-term operating leases.

In 2012, we terminated a lease on an 8,000 square foot mortgage facility in Hamburg, Michigan which had a term expiring in July 2014. The Mortgage Banking segment has smaller retail offices located in Ann Arbor, Farmington Hills, Southfield, Waterford and Northville, Michigan; Louisville, Kentucky; Ambler, Bucks County, Lancaster and Exton, Pennsylvania; Chicago, Illinois; Rochester and Hamburg, New York; Carrollton, Villa Rica and Suwanee, Georgia; Jacksonville and Kissimmee, Florida; Indianapolis and South Bend, Indiana; Charleston and Raleigh, North Carolina; and Dublin, Ohio. These spaces are subleased by the Bank and cancellable with 30 days notice. The Mortgage Banking segment also has leased facilities in East Lansing, Taylor, Saginaw and Owosso, Michigan. Each of these offices operates under short-term operating leases.

The equipment finance division has smaller offices located in San Clemente, California and Austin, Texas. Each of these offices operates under short-term operating leases.

Item 3. Legal Proceedings

We are from time to time party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal action against us that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “TAYC”. The high and low sales price per share of our common stock for the periods indicated is set forth below:

	High	Low
2012
Quarter Ended March 31	$14.49	$9.66
Quarter Ended June 30	16.40	13.26
Quarter Ended September 30	17.50	15.44
Quarter Ended December 31	19.35	15.82
2011
Quarter Ended March 31	$13.74	$9.84
Quarter Ended June 30	10.49	7.54
Quarter Ended September 30	9.33	5.90
Quarter Ended December 31	10.77	5.70

As of March 5, 2013, the closing price per share of our common stock as reported on the Nasdaq was $16.83.

As of March 5, 2013, there were 258 stockholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name”.

There were no dividends declared on our common stock for any quarter in 2012 and 2011. Holders of our common stock are entitled to receive any cash dividends that may be declared by our board of directors. During the periods in which the U.S. Treasury held shares of our Series B Preferred, we would have been required to obtain the U.S. Treasury's consent to pay dividends on our common stock. Following the U.S. Treasury's auction of our Series B Preferred on June 19, 2012, the shares of the Series B Preferred remain outstanding, but are held by parties other than the U.S. Treasury. Although we are no longer required to seek the U.S. Treasury's consent prior to paying dividends on our common stock, so long as any shares of Series B Preferred remain outstanding, we remain obligated to pay the dividends payable thereon and may only pay dividends on, or repurchase shares of, our common stock so long as all accrued and unpaid dividends for all past dividend periods on the Series B Preferred are fully paid. Subject to such restrictions, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon our earnings and financial condition, the capital requirements of the Company and our subsidiaries, regulatory conditions and considerations and other factors as our board of directors may deem relevant. We also have agreed, consistent with our past practice, to continue to provide our regulators notice before we pay dividends and interest at the holding company.

As a bank holding company, we are ultimately dependent upon the Bank to provide funding for our operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to us, and may, therefore, limit our ability to pay dividends on our common stock. The Bank has agreed, consistent with past practice, to provide its regulators notice before the payment of dividends to the Company. We will also be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities and our outstanding preferred stock including the Series B Preferred discussed above, as well as our Series A Preferred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Liquidity” for additional details of restrictions on our ability to pay dividends and the ability of the Bank to pay dividends to us.

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from December 31, 2007 through December 31, 2012, with the composite index for all U.S. companies included in the Nasdaq Stock Market and the SNL Nasdaq Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, Virginia.

Total Return Performance
140
120
100
80
60
40
20
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Taylor Capital Group, Inc.
NASDAQ Composite
SNL Bank NASDAQ

	Period Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Taylor Capital Group, Inc.	100.00	28.85	56.16	64.84	47.93	89.00
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act.

Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 - Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants Under Stock-Based Compensation Plans
Plans approved by stockholders	763,506	$16.64	1,504,254
Plans not approved by stockholders	—	—	—
Total	763,506	$16.64	1,504,254

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2012 is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$149,886	$134,414	$136,074	$122,911	$92,351
Provision for loan losses	9,550	49,258	143,127	89,611	144,158
Net interest income (loss) after provision for loan losses	140,336	85,156	(7,053)	33,300	(51,807)
Noninterest income:
Service charges	13,530	11,481	11,282	11,306	9,136
Mortgage banking revenue	125,505	20,384	14,261	—	—
Gain (loss) on sales of investment securities	5,464	4,944	41,376	17,595	(2,399)
Other noninterest income	10,548	12,433	5,764	4,690	5,700
Total noninterest income	155,047	49,242	72,683	33,591	12,437
Noninterest expense:
Salaries and employee benefits	124,930	64,736	54,073	42,914	47,855
Other noninterest expense	66,807	51,657	64,163	54,693	45,515
Total noninterest expense	191,737	116,393	118,236	97,607	93,370
Income (loss) before income taxes	103,646	18,005	(52,606)	(30,716)	(132,740)
Income tax expense (benefit)	41,745	(73,110)	1,217	834	(8,212)
Net income (loss)	61,901	91,115	(53,823)	(31,550)	(124,528)
Preferred dividends and discounts	(7,012)	(19,646)	(25,455)	(11,483)	(18,830)
Net income (loss) applicable to common stockholders	$54,889	$71,469	$(79,278)	$(43,033)	$(143,358)
Common Share Data:
Basic earnings (loss) per share	$1.84	$3.45	$(5.27)	$(4.10)	$(13.72)
Diluted earnings (loss) per share	1.79	3.45	(5.27)	(4.10)	(13.72)
Cash dividends per common share	—	—	—	—	0.10
Book value per common share	12.36	10.84	3.97	9.02	13.47
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.
Weighted average shares – basic earnings per share	28,294,884	19,474,273	15,049,868	10,492,911	10,450,177
Weighted average shares – diluted earnings per share	29,016,717	19,499,275	15,049,868	10,492,911	10,450,177
Shares outstanding – end of year	28,792,042	28,360,076	17,877,708	11,076,707	11,115,936

Year Ended December 31,
2012	2011	2010	2009	2008
(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$5,802,410	$4,685,810	$4,483,854	$4,403,502	$4,388,889
Investment securities	1,267,757	1,279,676	1,254,477	1,271,271	1,094,594
Loans held for sale	938,379	185,984	259,020	81,853	—
Loans	3,168,303	2,928,299	2,835,338	2,953,475	3,233,261
Allowance for loan losses	82,191	103,744	124,568	106,185	128,548
Total deposits	3,528,342	3,123,211	3,026,906	2,976,800	3,131,046
Short-term borrowings	1,463,019	768,133	679,672	764,669	390,560
Long-term borrowings	—	147,500	336,336	200,000	347,000
Junior subordinated debentures	86,607	86,607	86,607	86,607	86,607
Subordinated notes, net	33,366	89,648	88,835	55,695	55,303
Preferred stock	203,826	102,055	137,893	158,844	157,314
Common stockholders’ equity	355,777	307,473	70,908	99,962	149,773
Total stockholders’ equity	559,603	409,528	208,801	258,806	307,087
Earnings Performance Data:
Return (loss) on average assets	1.24%	2.06%	(1.20)%	(0.70)%	(3.27)%
Return (loss) on average stockholders’ equity	14.02	36.73	(19.54)	(10.74)	(51.01)
Net interest margin (non tax-equivalent) (1)	3.21	3.12	3.12	2.77	2.46
Noninterest income to revenues	45.44	20.75	25.85	13.24	5.73
Efficiency ratio (2)	64.00	64.60	70.64	70.27	87.11
Loans to deposits (6)	89.80	93.76	93.67	99.22	103.26
Average interest-earning assets to average interest-bearing liabilities	134.62	124.18	122.59	125.32	120.66
Ratio of earnings to fixed charges: (3)
Including interest on deposits	2.86	x	1.06	x	0.25	x	0.59	x	(0.16	)x
Excluding interest on deposits	4.01	x	1.10	x	(0.47	)x	0.00x	(3.63	)x
Asset Quality Ratios:
Allowance for loan losses to total loans (excluding loans held for sale)	2.59%	3.54%	4.39%	3.60%	3.98%
Allowance for loan losses to nonperforming loans (4)	138.05	100.66	77.98	75.06	64.15
Net loan charge-offs to average total loans (6)	1.04	2.46	4.24	3.59	2.52
Nonperforming assets to total loans plus repossessed property (5) (6)	2.62	4.68	6.67	5.63	6.58
Capital Ratios:
Total stockholders’ equity to assets – end of year	9.64%	8.74%	4.66%	5.88%	7.00%
Average stockholders’ equity to average assets	8.85	5.62	6.13	6.55	6.41
Leverage ratio	11.14	8.84	6.89	7.60	8.73
Tier 1 Capital ratio	14.21	11.22	8.93	9.79	10.22
Total Capital ratio	16.27	14.72	12.98	12.72	13.02
COLE TAYLOR BANK:
Net income (loss)	$69,372	$90,576	$(44,721)	$(23,977)	$(117,196)
Return (loss) on average assets	1.40%	2.06%	(0.10)%	(0.54)%	(3.08)%
Total stockholder’s equity to assets – end of year	9.33	9.94	6.53	6.95	7.36
Leverage ratio	9.24	8.53	7.05	6.77	7.11
Tier 1 Capital ratio	11.79	10.85	9.13	8.73	8.32
Total Capital ratio	13.05	13.42	12.04	11.64	11.12
N.M. Not Meaningful

(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.

(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.

(3)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings (loss) before income taxes plus interest and rent expense. Fixed charges consist of interest expense, rent expense and preferred stock dividend requirements.

(4)	Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more but still accruing interest.

(5)	Nonperforming assets consist of nonperforming loans and other real estate owned and other repossessed assets.

(6)	Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted to reflect this change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-K constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2013 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.
These risks, uncertainties and other factors include, without limitation:

•	We may be materially and adversely affected by the highly regulated environment in which we operate.

•
Increasing dependence on our mortgage business may increase volatility in our consolidated revenues and earnings and our residential mortgage lending profitability could be significantly reduced if we are not able to originate and sell mortgage loans at profitable margins.

•	Changes in interest rates may change the value of our MSR portfolio which may increase the volatility of our earnings.

•
Certain hedging strategies that we use to manage investment in MSRs, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

•	Our mortgage loan repurchase reserve for losses could be insufficient.

•	A significant increase in certain loan balances associated with our mortgage business may result in liquidity risk related to the funding of these loans.

•	We are subject to interest rate risk, including interest rate fluctuations, that could have a material adverse effect on us.

•	Competition from financial institutions and other financial services providers may adversely affect our growth and profitability and have a material adverse effect on us.

•	Our business is subject to the conditions of the economies in which we operate and continued weakness in those economies and the real estate markets may materially and adversely affect us.

•	Our business is subject to domestic and to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

•
The preparation of our consolidated financial statements requires us to make estimates and judgments, including the use of models, which are subject to an inherent degree of uncertainty and which may differ from actual results.

•
We must manage credit risk and if we are unable to do so, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which could have a material adverse effect on us.

•	We may not be able to access sufficient and cost-effective sources of liquidity.

•	We are subject to liquidity risk, including unanticipated deposit volatility.

•	The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

•	Changes in certain credit ratings related to us or our credit could increase our financing costs or make it more difficult for us to obtain funding or capital on commercially acceptable terms.

•	As a bank holding company, our sources of funds are limited.

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

•	We have counterparty risk and, therefore, we may be materially and adversely affected by the soundness of other financial institutions.

•	We are subject to lending concentration risks.

•	We are subject to mortgage asset concentration risks.

•	Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

•	Our reputation could be damaged by negative publicity.

•	New lines of business, new products and services or new customer relationships may subject us to certain additional risks.

•	We may experience difficulties in managing our future growth.

•	We and our subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

•
Regulatory requirements including rules jointly proposed (and recently indefinitely delayed) by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

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
Introduction
We are the holding company of the Bank, a commercial bank headquartered in Chicago. The Bank specializes in serving the banking needs of closely held businesses and the people who manage them. Through its national businesses, the Bank also provides asset-based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At December 31, 2012, we had assets of $5.8 billion, deposits of $3.5 billion and stockholders' equity of $560 million.

The following discussion and analysis presents the more significant factors affecting our consolidated financial condition at December 31, 2012 and December 31, 2011 and results of operations for the years ended December 31, 2012,  December 31, 2011, and December 31, 2010. This discussion should be read together with the “Selected Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this report.
Application of Critical Accounting Policies
Our accounting and reporting policies conform, in all material respects, to U.S. generally accepted accounting principles (“U.S. GAAP”) and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting and Reporting Policies” from our audited financial statements contained elsewhere in this report.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based on historical experience, current information and other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than actual outcomes. We consider our policies for the allowance for loan losses, income taxes, the valuation of derivative financial instruments, the valuation of investment securities and the valuation of mortgage servicing rights to be critical accounting policies.

The following accounting policies materially affect our reported earnings and financial condition and require significant estimates, assumptions and judgments.
Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level that we consider sufficient to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. Continuing illiquidity in the Chicago area real estate market has maintained the recent relative uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding periods until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.
Our non-consumer loan portfolio is comprised primarily of commercial loans to businesses. These loans are inherently larger in amount than loans to individual consumers and, therefore, have the potential for higher losses for each loan. Due to their size, larger loans can cause greater volatility in our reported credit quality performance measures, such as total impaired or nonperforming loans. Our current credit risk rating and loss estimate for any one loan may have a material impact on our reported impaired loans and related loss estimates. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of any one or a few of these loans could cause an increase in uncollectible loans and our allowance for loan losses. We review our estimates on a quarterly basis and, as we identify changes in estimates, our allowance for loan losses is adjusted through the recording of a provision for loan losses.
Income Taxes
We are subject to the income tax laws of the United States and the states and other jurisdictions in which we operate. The determination of income tax expense or benefit and the amounts of current and deferred income tax assets and liabilities involve the use of estimates, assumptions, interpretations, and judgment. Factors considered include interpretations of federal and state income tax laws, current financial accounting standards, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), assessment of the likelihood that the reversal of deferred deductible temporary difference will yield tax benefits, and estimates of reserves required for tax uncertainties. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to future results.
Deferred tax assets and liabilities are recorded for temporary differences between the pre-tax income reported on our consolidated financial statements and taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as an income tax benefit or income tax expense in the period that includes the enactment date.
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
Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swaptions, callable interest rate swap agreements, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.
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
The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that we have the ability to access. We use an external valuation model that relies on internally developed inputs to estimate the fair value of our interest rate lock commitments.
Valuation of Investment Securities
The fair value of our investment securities portfolio is determined in accordance with U.S. GAAP, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our consolidated financial statements. We obtain the fair value of investment securities from an independent pricing service. We periodically review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury bond yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. While we use an independent pricing service to obtain the fair values of our investment portfolio, we employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected assets and review the valuations and any significant differences in valuations with members of management who have the relevant technical expertise to assess the results. In addition, we review the third party valuation methodology on a periodic basis.
Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more likely than not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the severity of the current overall economic downturn. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and may have a material impact on our Consolidated Statements of Operations.

Valuation of Mortgage Servicing Rights
The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors or master servicer. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights may also be acquired in a bulk purchase. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.
Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment should be made to bring the internal valuation in line with the external valuation.
The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statement of Operations.

Outlook

We believe our results for 2012 have reinforced the value of our dual strategy of focusing on the fundamentals of our business while continuing to diversify our revenue sources.  Our C&I banking business is the core of our banking segment.  Our experienced business bankers are dedicated to providing closely held businesses with comprehensive banking solutions.  While providing this high level of service, we continue to focus on asset quality.  Loan resolutions, assets sales and other remediation efforts have substantially improved the credit quality of our loan portfolio over the past few years.

To complement our C&I business, we continue to expand our national presence through our asset-based lending group, our residential mortgage lending operation and our newest business line, our commercial equipment finance group.  These groups provide geographic as well as balance sheet and revenue diversification.

Our strong performance in 2012 allowed us to make investments for further diversification and expansion in our lines of business and facilitated the completion of a $100.0 million preferred stock offering in the fourth quarter of 2012.  We believe that each of our businesses have meaningful potential for continued growth and we will continue to focus on this grow and diversify strategy in 2013 and beyond.

RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $54.9 million, or $1.79 per diluted common share for the year ended December 31, 2012, compared to net income applicable to common stockholders of $71.5 million, or $3.45 per diluted common share for the year ended December 31, 2011. This decrease in net income applicable to common stockholders from 2011 to 2012 was primarily due to the inclusion in 2011 of a $73.1 million income tax benefit resulting from the reversal of the valuation allowance on our net deferred tax asset for which no comparable income tax benefit existed in 2012. Excluding the favorable impact of the reversal of the valuation allowance, the loss per common share was $0.08 for the year ended December 31, 2011. In 2012, strong mortgage banking revenue, a decrease in the provision for loan losses and decreased funding costs contributed to net income applicable to common stockholders. Partially offsetting these favorable items was an increase in salaries and employee benefits expense in 2012 due to an increase in headcount and incentive compensation expense.
Highlights

2012 Highlights

•	Pre-tax, pre-provision operating earnings were $120.5 million in 2012, up 66.2% from $72.5 million from 2011.

•	In 2012, total revenue was $299.6 million, an increase from $180.2 million from 2011.

•	Net interest margin on a tax equivalent basis increased by nine basis point to 3.25% in 2012 as compared to 3.16% in 2011.

•	Mortgage banking revenue increased to $125.5 million for 2012, up $105.1 million over 2011.

•	Noninterest expense was $191.7 million in 2012 and $116.4 million in 2011, an increase of $75.3 million.

•	Commercial and industrial loans grew $164.4 million or 11.5% in 2012.

•	The provision for loan losses was $9.6 million for 2012 representing a $39.7 million decrease from the $49.3 million recognized in 2011.

•	Nonperforming loans were $59.5 million, or 1.88% of total loans, at December 31, 2012, down from $103.1 million, or 3.52% of total loans, at December 31, 2011.

•	The allowance from loan losses as a percent of nonperforming loans was 138.1% at December 31, 2012, up from 100.7% at December 31, 2011.

•
At December 31, 2012, commercial criticized and classified loans (special mention, substandard and nonaccrual loans in commercial loans) totaled $131.6 million, down from $182.6 million at December 31, 2011.

•
In June 2012 the U.S. Treasury completed its public offer and sale of all 104,823 shares of our Series B Preferred that were originally issued and sold to the U.S. Treasury as part of its Troubled Asset Relief Program Capital Purchase Program. The common stock purchase warrants associated with the Series B Preferred were repurchased and canceled by the Company in July 2012.

•	In September 2012, we prepaid $60.0 million of 10% subordinated notes originally due in 2016 in order to reduce funding costs.

•	In November 2012, we completed a public offering of $100.0 million of Perpetual Non-Cumulative Preferred Stock, Series A.

2011 Highlights

•	Pre-tax, pre-provision operating earnings were $72.5 million in 2011, up 4.6% from $69.3 million for the full year 2010.

•	Revenue was $180.2 million in 2011, up 7.6% from $167.4 million in 2010.

•
Provision for loan losses was $49.3 million in 2011, a decrease of 65.5% from $143.1 million in 2010. Nonperforming asset expense also decreased, moving from $19.8 million in 2010 to $5.3 million in 2011, a decrease of 73.2%.

•	Nonperforming loans were $103.1 million and 3.52% of total loans at December 31, 2011, compared to $159.7 million and 5.63% of total loans at December 31, 2010.

•	The allowance for loan losses was $103.7 million and 100.66% of nonperforming loans at December 31, 2011, compared to $124.6 million and 77.98% of total loans at December 31, 2010.

•	At December 31, 2011, commercial criticized and classified loans totaled $182.6 million down 39.9% from $303.9 million at December 31, 2010.

•
We issued $25.0 million of 8% Non-cumulative, Non-voting, Contingent Convertible Preferred Stock, Series F (“Series F Preferred”) which was immediately converted to shares of common stock or in the case of some stockholders, Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock, Series G (“Series G Preferred”).

•
We converted our 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (“Series C Preferred”) and 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series E (“Series E Preferred”), totaling $37.5 million, into shares of common stock or, in the case of some stockholders, Series G Preferred.

•	We completed a $35.0 million rights offering. Rights holders exercising their subscription rights purchased a total of 4,424,761 shares of our common stock at $7.91 per share.

•
Our results, in combination with management’s belief that we have achieved sustainable profitability, supported the reversal of the previously established $73.2 million valuation allowance on our net deferred tax asset. This reversal, in combination with our business line growth, resulted in net income applicable to common stockholders of $71.5 million for the year ended December 31, 2011.

Reconciliation of U.S. GAAP Financial Measures
Our accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry. Management also uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision operating earnings and of revenue. Management believes that these measures are useful because they provide a comparable basis for evaluating financial performance from operations period to period.
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
The following table reconciles the income (loss) before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes	$103,646	$18,005	$(52,606)
Add back (subtract):
Credit costs:
Provision for loan losses	9,550	49,258	143,127
Nonperforming asset expense	4,951	5,264	19,790
Credit costs subtotal	14,501	54,522	162,917
Other:
Gains on sales of investment securities	(5,464)	(4,944)	(41,376)
Derivative termination fees	—	896	—
Early extinguishment of debt	7,721	3,444	378
Impairment of investment securities	125	571	—
Other subtotal	2,382	(33)	(40,998)
Pre-tax, pre-provision operating earnings	$120,529	$72,494	$69,313

The following table details the components of revenue for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net interest income	$149,886	$134,414	$136,074
Noninterest income	155,047	49,242	72,683
Add back (subtract):
Gains on sales of investment securities	(5,464)	(4,944)	(41,376)
Derivative termination fees	—	896	—
Impairment of investment securities	125	571	—
Revenue	$299,594	$180,179	$167,381

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

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Net interest income was $149.9 million in 2012, compared to $134.4 million in 2011, an increase of $15.5 million, or 11.5%.
Our net interest margin on a tax equivalent basis was 3.25% during 2012 as compared to 3.16% during 2011. Net interest margin increased due to a reduction in funding costs partially offset by lower yields on loans and investment securities.
The yield on interest-earning assets was 4.03% for 2012 compared to 4.41% for 2011. The decrease was due to lower rates on investment securities and loans. The yield on investment securities declined from 3.66% for 2011 to 3.34% for 2012 due to the generally lower interest rate environment. The loan yield decreased from 4.76% for 2011 to 4.29% for 2012. A large portion of this variance is due to growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances. These loans generally carry a lower yield than commercial loans and, therefore, lowered the overall yield on loan balances. Average commercial and commercial real estate loan balances decreased $27.7 million and the average rates earned on these loans declined 32 basis points from 2011 to 2012.
The rate on total interest-bearing liabilities declined from 1.55% for 2011 to 1.05% for 2012. This decrease was primarily a result of transactions undertaken to change our funding mix and lower funding costs. Actions taken to reduce funding costs included the termination of certain derivative contracts, early extinguishment of repurchase agreements and other long-term debt and the prepayment of $60.0 million of the Bank's 10% subordinated notes. In addition, we also experienced anticipated significant deposit repricing, primarily in customer certificates of deposit and brokered certificates of deposits.
Average interest-earning assets during 2012 were $4.66 billion as compared to $4.30 billion during 2011, an increase of $361.7 million, or 8.4%. Average investment balances decreased $93.4 million, or 6.9%, between those two periods while average loan balances increased $456.0 million, or 15.4%. The increase in average loan balances was due primarily to growth in residential mortgage loans held for sale and held in portfolio.
Average interest-bearing deposits balances decreased to $2.26 billion for 2012, compared to $2.37 billion for 2011, a decrease of $118.0 million due to a decrease in time deposits partially offset by an increase in interest-bearing demand deposits. Average noninterest-bearing deposit balances increased from $650.7 million in 2011 to $997.5 million in 2012, an increase of $346.8 million largely due to an increase in consumer checking accounts related to an organization that provides electronic financial disbursements and payment services to the higher education industry.

With an adjustment for tax-exempt income, our consolidated net interest income for 2012 was $151.7 million, compared to $136.1 million for 2011. This non-GAAP presentation is discussed below under “Tax-Equivalent Adjustments to Yields and Margins.”
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

Net interest margin of 3.16% in 2011 was down slightly from 3.17% in 2010, as decreases in the yield on most interest-earning assets were largely offset by continued decreases in our funding costs. The lower funding costs were a result of deposit repricing and deliberate changes made to the funding mix.

The interest-earning asset yield declined to 4.41% in 2011 from 4.83% in 2010 due to decreased yields on both loans and investment securities. The yield earned on loans decreased to 4.76% during 2011 from 5.07% in 2010. The yield on our investment securities portfolio also declined to 3.66% in 2011 from 4.28% in 2010.

The rate on total interest-bearing liabilities dropped from 2.03% in 2010 to 1.55% in 2011. Significant, anticipated deposit repricing occurred in 2011, largely in customer certificates of deposit and brokered certificates of deposit. The decline in yield was also due in part to funding-related transactions, including the termination of certain derivative contracts and early extinguishments of debt in 2011. We determined that these actions were in our best long-term economic interest, despite the recognition of short-term losses and expenses.

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

Our average interest-bearing liabilities decreased from $3.56 billion in 2010 to $3.46 billion in 2011, a decrease of $98.6 million or 2.8%. Short-term borrowings increased $452.4 million, or 201.8%, from $224.2 million in 2010 to $676.6 million in 2011. Offsetting this was a decrease in long-term borrowings, which decreased from $790.5 million in 2010 to $237.5 million in 2011, an decrease of $553.0 million or 70.0%. These actions were taken to shift the funding mix to lower the overall cost of funds. Average interest-bearing deposit balances of $2.37 billion in 2011 were slightly lower than balances of $2.39 billion during 2010. Total deposits increased due to growth in average noninterest-bearing deposit balances, which increased $47.9 million, or 7.9% to $650.7 million during 2011, as compared to $602.8 million in 2010.

With an adjustment for tax-exempt income, our consolidated net interest income for 2011 was $136.1 million, compared to $138.6 million for 2010. This non-GAAP presentation is discussed below under “Tax-Equivalent Adjustments to Yields and Margins.”
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

	For the Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net interest income as reported	$149,886	$134,414	$136,074
Tax equivalent adjustment-investments	1,669	1,547	2,393
Tax equivalent adjustment-loans	123	137	100
Tax equivalent net interest income	$151,678	$136,098	$138,567
Yield on interest-earning assets without tax adjustment	3.99%	4.37%	4.77%
Yield on interest-earning assets – tax equivalent	4.03%	4.41%	4.83%
Net interest margin without tax adjustment	3.21%	3.12%	3.12%
Net interest margin – tax equivalent	3.25%	3.16%	3.17%
Net interest spread – without tax adjustment	2.94%	2.82%	2.74%
Net interest spread – tax equivalent	2.98%	2.86%	2.80%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Year Ended December 31,
	2012			2011			2010
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,166,814	$37,078	3.18%	$1,276,066	$44,865	3.52%	$1,222,785	$50,162	4.10%
Tax-exempt (tax equivalent) (2)	87,496	4,769	5.45%	71,668	4,420	6.17%	108,353	6,837	6.31%
Total investment securities	1,254,310	41,847	3.34%	1,347,734	49,285	3.66%	1,331,138	56,999	4.28%
Cash Equivalents	739	8	1.06%	1,570	15	0.94%	939	11	1.16%
Loans (2) (3):
Commercial and commercial real estate	2,613,563	117,529	4.42%	2,641,294	126,837	4.74%	2,775,085	141,778	5.04%
Lease receivables	4,932	146	2.96%	—	—	—%	—	—	—%
Residential real estate mortgages	729,949	23,946	3.28%	235,874	9,334	3.96%	166,818	7,304	4.38%
Home equity and consumer	59,473	2,426	4.08%	74,784	3,214	4.30%	92,995	3,912	4.21%
Fees on loans		2,038			1,059			1,005
Net loans (tax equivalent) (2)	3,407,917	146,085	4.29%	2,951,952	140,444	4.76%	3,034,898	153,999	5.07%
Total interest-earning assets (2)	4,662,966	187,940	4.03%	4,301,256	189,744	4.41%	4,366,975	211,009	4.83%
NON-EARNING ASSETS:
Allowance for loan losses	(93,134)			(119,579)			(108,347)
Cash and due from banks	124,187			99,278			81,774
Accrued interest and other assets	293,221			136,047			153,011
TOTAL ASSETS	$4,987,240			$4,417,002			$4,493,413

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,112,551	$6,443	0.58%	$877,035	$6,705	0.76%	$812,253	$8,344	1.03%
Savings deposits	39,570	28	0.07%	38,424	28	0.07%	40,616	32	0.08%
Time deposits	1,103,475	12,629	1.14%	1,458,185	22,415	1.54%	1,533,939	35,910	2.34%
Total interest-bearing deposits	2,255,596	19,100	0.85%	2,373,644	29,148	1.23%	2,386,808	44,286	1.86%
Short-term borrowings	1,003,023	2,248	0.22%	676,617	2,852	0.42%	224,218	5,884	2.59%
Long-term borrowings	43,651	612	1.38%	237,507	5,851	2.43%	790,471	8,053	1.00%
Junior subordinated debentures	86,607	5,859	6.77%	86,607	5,792	6.69%	86,607	5,804	6.70%
Subordinated notes	74,962	8,443	11.26%	89,242	10,003	11.21%	74,154	8,415	11.35%
Total interest-bearing liabilities	3,463,839	36,262	1.05%	3,463,617	53,646	1.55%	3,562,258	72,442	2.03%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	997,526			650,679			602,757
Accrued interest, taxes and other liabilities	84,294			54,629			52,904
Total noninterest-bearing liabilities	1,081,820			705,308			655,661
STOCKHOLDERS’ EQUITY	441,581			248,077			275,494
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,987,240			$4,417,002			$4,493,413
Net interest income (tax equivalent) (2)		$151,678			$136,098			$138,567
Net interest spread (2) (4)			2.98%			2.86%			2.80%
Net interest margin (2) (5)			3.25%			3.16%			3.17%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a taxable-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing taxable equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35.0%.

	2012 over 2011 INCREASE/(DECREASE)				2011 over 2010 INCREASE/(DECREASE)
	VOLUME	RATE	DAYS*	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(3,327)	$(4,246)	135	$(7,438)	$700	$(8,414)	$(7,714)
Cash equivalents	(9)	2	—	(7)	6	(2)	4
Loans	20,198	(14,942)	385	5,641	(4,166)	(9,389)	(13,555)
Total interest-earning assets				(1,804)			(21,265)
INTEREST PAID ON:
Interest-bearing deposits	(1,395)	(8,733)	80	(10,048)	(242)	(14,896)	(15,138)
Total borrowings	2,429	(9,832)	67	(7,336)	(1,953)	(1,705)	(3,658)
Total interest-bearing liabilities				(17,384)			(18,796)
Net interest income, tax-equivalent				$15,580			$(2,469)

*	Represents variance due to one greater day in the twelve months ended December 31, 2012 versus the twelve months ended December 31, 2011.
Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our loan portfolio as of the balance sheet date. For additional information concerning this determination, see “Application of Critical Accounting Policies—Allowance for Loan Losses,” “Nonperforming Assets”, “Impaired Loans” and “Allowance for Loan Losses.”

The provision for loan losses decreased $39.7 million, or 80.5%, to $9.6 million in 2012, compared to $49.3 million in 2011. The decrease in provision expense was due to lower specific reserves required on impaired loans and lower nonperforming loans in 2012 compared to 2011.

Nonperforming loans and commercial criticized and classified loans decreased in 2012 as a result of significant nonperforming asset resolutions, combined with a slowdown in both migrations to nonperforming status and inflows to criticized and classified status. Nonperforming loans totaled $59.5 million at December 31, 2012, compared to $103.1 million at December 31, 2011, a decrease of $43.6 million, or 42.3%. The total allowance for loan losses decreased from $103.7 million at December 31, 2011 to $82.2 million at December 31, 2012 and the allowance for loan losses as a percent of nonperforming loans improved from 100.66% at December 31, 2011 to 138.05% at December 31, 2012. See “Nonperforming Assets” and “Allowance for Loan Losses” for further discussion of the credit quality of our loan portfolio and our allowance for loan losses.

Our provision for loan losses totaled $49.3 million during 2011, a decrease of $93.8 million, or 65.5%, as compared to the $143.1 million provision for loan losses recorded in 2010 as commercial criticized and classified loans declined and asset quality improved.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Service charges	$13,530	$11,481	$11,282
Mortgage banking revenue	125,505	20,384	14,261
Gain (loss) on disposition of bulk purchased mortgage loans	(5)	105	(2,418)
Gain on sales of investment securities, net	5,464	4,944	41,376
Other derivative income	4,322	7,026	1,963
Letter of credit and other loan fees	3,943	3,890	4,041
Change in market value of employee deferred compensation plan	259	57	161
Other noninterest income	2,029	1,355	2,017
Total noninterest income	$155,047	$49,242	$72,683

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Total noninterest income was $155.0 million during the year ended December 31, 2012, compared to $49.2 million in the year ended December 31, 2011, an increase of $105.8 million or 215.0%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $125.5 million in 2012, an increase of $105.1 million from 2011, primarily driven by sustained low mortgage interest rates which resulted in a greater volume of mortgage originations and loan sales at higher margins. Loan origination margins in 2012 were wider relative to past years and are beginning to decline. Mortgage banking revenue also increased due to an increase in mortgage servicing revenue due to an increase in the amount of loans serviced for others, a portion of which is due to mortgage servicing purchased in 2012 and a portion of which is servicing retained on loans originated and sold into the secondary market.
We derive service charges principally from deposit accounts. Service charge income is affected by a number of factors, such as the volume of deposit accounts and service transactions, the price established for each deposit service, the earnings credit rate and the collected balances customers maintain in their commercial checking accounts. Service charges increased from $11.5 million in 2011 to $13.5 million in 2012 due to pricing adjustments which began in the first quarter of 2012, the introduction of new products, and customer additions throughout 2011 and 2012.
Gains on the sale of investment securities increased from $4.9 million in 2011 to $5.5 million in 2012. In 2012, we sold investment securities at the same time as an early extinguishment of debt transaction occurred. In addition, we recognized gains related to a covered call option transaction. In the year ended December 31, 2011, investment securities with higher repayment risk were sold due to uncertainty regarding the refinancing of the underlying collateral. This resulted in a $4.9 million gain recognized in gains on the sale of investment securities.
Other derivative income decreased from $7.0 million in 2011 to $4.3 million in 2012 due to a decrease in the volume of customer swap transactions and related fees collected. Derivative income in 2011 included net termination expense of $896,000 related to the termination of certain derivative contracts. There were no derivative termination fees in 2012.
Impairment charges included in other noninterest income were $125,000 in 2012 and $571,000 in 2011.

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

Mortgage banking revenue increased from $14.3 million in 2010 to $20.4 million in 2011, an increase of $6.1 million or 42.7%. The increase was due to a rise in loan fundings at Cole Taylor Mortgage related to sustained low mortgage interest rates and continued expansion of the national platform. Also contributing to the increase was growth in mortgage servicing activities, including retained servicing and purchased mortgage servicing rights.

In 2011, we sold mortgage-backed securities from our available for sale investment securities portfolio to minimize prepayment risk. We recorded net gains on the sales of available for sale investment securities of $4.9 million in 2011. This compares to gains of $41.4 million in 2010. Mortgage-backed securities that had been experiencing higher than anticipated prepayments were sold in 2010 to take advantage of the low level of interest rates and tightening spread in the market.

Other derivative income was $7.0 million in 2011, compared to $2.0 million in 2010, an increase of $5.0 million or 250.0%. The increase was due to higher volumes on interest rate swap agreements entered into by commercial clients of our Banking segment. See “Derivative Financial Instruments” below for further discussion of our derivative instruments.

Letter of credit and other loan fees decreased from $4.0 million in 2010 to $3.9 million in 2011 due to a decline in the volume and amount of fees charged per customer in our asset-based lending operation in 2011.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, medical insurance, sign-on bonuses and severance	$70,571	$52,533	$45,115
Incentives, commissions and retirement benefits	54,359	12,203	8,958
Total salaries and employee benefits	124,930	64,736	54,073
Occupancy of premises	9,476	8,603	8,328
Furniture and equipment	2,908	2,162	2,284
Nonperforming asset expense	4,951	5,264	19,790
FDIC assessment	6,795	6,705	8,238
Legal fees, net	3,413	3,821	4,922
Early extinguishment of debt	7,721	3,444	378
Loan expense, net	6,815	3,005	2,155
Outside services	3,914	2,058	1,761
Computer processing	2,772	2,346	2,171
Other noninterest expense	18,042	14,249	14,136
Total noninterest expense	$191,737	$116,393	$118,236
Efficiency Ratio (1)	64.00%	64.60%	70.64%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, excluding gains or losses on investment securities.
Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
For the year ended December 31, 2012, noninterest expense was $191.7 million, an increase of $75.3 million, or 64.7%, as compared to $116.4 million of noninterest expense during the year ended December 31, 2011. The higher level of noninterest expense in 2012 was primarily attributable to higher salaries and employee benefits expense, early extinguishment of debt expense, loan expense, net and other noninterest expense.
Total salaries and employee benefits expense totaled $124.9 million for 2012, as compared to $64.7 million during 2011, an increase of $60.2 million. Salaries and related benefit expense increased $18.0 million in 2012 due to an increase in the number of employees, primarily related to the growth in our mortgage business. The total number of employees at the Company was 938 at December 31, 2012 compared to 638 at December 31, 2011. Incentives, commissions and retirement benefits increased $42.2 million in 2012 due to an increase in corporate and commission based incentive expense, largely due to the strong performance of the Company.
Occupancy of premises expense increased from $8.6 million in 2011 to $9.5 million in 2012. This increase of $900,000 was primarily due to an increase in rent expense for Cole Taylor Mortgage due to an increased in leased space.

Furniture and equipment expense was $2.2 million in 2011 compared to $2.9 million in 2012, an increase of $800,000, due to additional investment in equipment to support growth at Cole Taylor Mortgage.

Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, other real estate owned ("OREO") and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment.

For assets held for sale, nonperforming asset expense related to OREO and other repossessed assets includes costs associated with owning and managing these assets, including real estate taxes, insurance, utilities and property management costs as well as any subsequent write-downs required by changes in the fair value of the assets and any gains or losses on dispositions. In addition, nonperforming asset expense includes losses on impaired and nonaccrual commercial loans classified as held for sale due to additional write-downs related to declines in the fair value subsequent to when such assets were classified as held for sale.

Nonperforming asset expense related to loans held for investment includes expenses incurred by the Company’s loan workout function for collection and foreclosure costs, receiver fees and expenses and any other expenses incurred to protect the Company’s interests in any loan collateral. In addition, nonperforming asset expense includes changes in the liability that the Company established for estimated probable losses from off-balance sheet commitments associated with impaired loans, such as standby letters of credit or unfunded loan commitments.

Nonperforming asset expense was $5.0 million during 2012 as compared to $5.3 million during 2011. A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Held for sale	$4,658	$4,976
Held for investment	293	288
Total	$4,951	$5,264
Early extinguishment of debt expense was $7.7 million in 2012. Of this expense, $4.0 million related to the early extinguishment of one structured repurchase agreement and three FHLB advances. The remaining $3.7 million was related to the prepayment of $60.0 million of the Bank's 10% subordinated notes originally due in 2016. Early extinguishment of debt expense in 2011 of $3.4 million was related to the early termination of three structured repurchase agreements. All of these actions were taken to shift funding sources to lower cost alternatives.
Loan expense, net increased from $3.0 million in 2011 to $6.8 million in 2012 due to an increase in mortgage originations.
Outside services expense increased by $1.8 million, from $2.1 million in 2011 to $3.9 million in 2012. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Other noninterest expense for the year ended December 31, 2012 was $18.0 million as compared to $14.2 million for the year ended December 31, 2011, an increase of $3.8 million. This increase was primarily due to increases in advertising expense, employee development expense and various other miscellaneous expense categories.

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

Nonperforming asset expense decreased $14.5 million or 73.2% from 2010 to 2011. Nonperforming asset expense was $5.3 million during 2011 as compared to $19.8 million during 2010. The decrease was driven by lower write-downs expenses on OREO and repossessed assets and a reversal of unfunded commitment reserves that were resolved during 2011.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment categories for the periods indicated is as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Held for sale	$4,976	$15,571
Held for investment	288	4,219
Total	$5,264	$19,790

Our FDIC insurance premium decreased from 2010 to 2011 by $1.5 million primarily due to a change in the methodology used in calculating the FDIC insurance premium. The premium calculation now includes a component based on assets, rather than basing the calculation entirely on deposits.

In 2011, three structured repurchase agreements were terminated and we incurred $3.4 million in early extinguishment of debt expense related to these terminations.

Outside services expense was $2.1 million for the year ended December 31, 2011, compared to $1.8 million for the year ended December 31, 2010. The increase was largely due to a volume driven increase in loan expense, net.

Our efficiency ratio was 64.60% in 2011, compared to 70.64% in 2010. The improvement was the result of higher noninterest income in 2011, primarily due to increased mortgage banking revenue and other derivative income, combined with a decrease in noninterest expense due to lower nonperforming asset expense in 2011.

Income Taxes
Income tax expense increased from a benefit of $73.1 million for the year ended December 31, 2011 to an expense of $41.7 million for the year ended December 31, 2012, an increase in expense of $114.8 million. This increase was primarily due to the release in 2011 of our $73.2 million valuation allowance against our net deferred tax assets and an increase in our income before income taxes, which increased from $18.0 million in for the year ended December 31, 2011 to $103.6 million for the year ended December 31, 2012.
In 2008, we established a valuation allowance against our net deferred tax asset. We released the $73.2 million valuation allowance in 2011. As of December 31, 2012, the net deferred tax asset totaled $33.4 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of OREO and federal and state net operating loss carry forwards. We are largely relying on earnings forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.
In making this determination, we considered our recent earnings trends and the prospects that the key drivers of profitability will continue in the future. Beginning in 2008, we operated under a strategy previously referred to as "fix and grow." This strategy focused on remediating asset quality issues while simultaneously growing and diversifying our earnings stream. After experiencing several years of significant losses, we recorded pre-tax book income of $18.0 million in 2011 and $103.6 million in 2012. The improved operating results are mainly due to growth in our mortgage operations, a decrease in the provision for loan losses and growth in our commercial and industrial portfolio. For purposes of this determination, we used forecasts of future earnings that do not rely on significant increases in the level of profitability to realize our deferred tax asset. In addition, the forecasts do not rely on asset sales, non-routine transactions, a material change in the relationship between taxable income and pre-tax income recorded on our financial statements or any tax strategies. Earnings forecasts are subject to a variety of risks and uncertainties that could impact our operations. For a description of the various risks and uncertainties impacting our operations, see the "Risk Factors" section in this report.
In addition to the reversal of the valuation allowance against our net deferred tax asset, income tax expense during 2011 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. This is partially offset by an income tax benefit due to a change in the State of Illinois tax rate as applied to our January 1, 2011 net deferred tax asset after valuation allowance.

Net deferred tax assets decreased from $74.1 million at December 31, 2011 to $33.4 million at December 31, 2012, a decrease of $40.7 million.  The use of federal net operating loss and tax credit carry forwards reduced the net deferred tax asset by $13.8 million.  The deferred tax asset related to loans decreased by $8.8 million due to net charge-offs in excess of loan loss provision expense.  The deferred tax liability related to mortgage servicing increased $16.8 million in 2012.  The establishment of the commercial equipment finance business in 2012 resulted in a deferred tax liability of $6.6 million at December 31, 2012.
Segment Review
As described in Note 23 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
The Banking segment consists of commercial banking, commercial real estate banking, asset-based lending, retail banking, equipment financing and all other functions that support those units. The Mortgage Banking segment originates residential mortgage loans for sale to investors and for retention in our loan portfolio through retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans.
In addition, we use an Other category, which includes subordinated note expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Net income for the Banking segment for the year ended December 31, 2012 was $36.0 million, an increase of $16.8 million from net income of $19.2 million for the year ended December 31, 2011. The improved performance was primarily attributable to a $39.6 million decrease in provision for loan losses (see "Provision for Loan Losses" for additional detail). Net interest income increased from $144.6 million in 2011 to $146.0 million in 2012 due to decreased funding costs, partially offset by compressed commercial loan yields. Noninterest income increased from $28.4 million in 2011 to $29.0 million in 2012. Service charges increased due to a change in pricing and additional new products and customers. This increase was partially offset by decreased derivative income due to a decrease in fees related to customer swaps. Noninterest expense was $92.2 million in 2011 compared to $105.8 million in 2012, an increase of $13.6 million. This increase was primarily due to an increase in corporate incentive compensation expense in 2012 due to the Company's performance. These increases were partially offset by a decline in nonperforming asset expense due to improved credit quality.
Net income for the Mortgage Banking segment for the year ended December 31, 2012, was $38.8 million, an increase of $38.1 million from net income of $725,000 for the year ended December 31, 2011. Net interest income increased $12.2 million, from $5.4 million in 2011 to $17.6 million in 2012 due to an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased, from $20.4 million in 2011 to $125.6 million in 2012, an increase of $105.2 million. This increase reflects this segment’s expansion of its national platform, diversification of its revenue streams including an increase in the amount of loans serviced for others and sustained low mortgage interest rates which resulted in a greater volume of mortgage originations and loan sales at higher margins. Loan origination margins are beginning to decline. Noninterest expense increased from $24.2 million in 2011 to $82.2 million in 2012, an increase of $58.0 million, primarily due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expenses also increased.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Net income for the Banking segment for the year ended December 31, 2011 was $19.2 million, an increase of $45.1 million from net loss of $25.9 million for the year ended December 31, 2010. The improved performance is primarily attributable to a $94.3 million decrease in provision for loan losses. Noninterest income decreased from $58.2 million in 2010 to $28.4 million in 2011, a decrease of $29.8 million. This decrease was due to gains on the sale of available for sale investment securities of $41.4 million in 2010 compared to $4.9 million in 2011, partially offset by an increase in other derivative income of $5.0 million due to an increase in the number and size of fees collected on customer related swaps. Noninterest expense was $92.2 million in 2011 compared to $103.8 million in 2010, a decrease of $11.6 million. This decrease was due to a $14.5 million decline in nonperforming asset expense due to improved credit quality, partially offset by $3.4 million in early extinguishment of debt expense in 2011.

Net income for the Mortgage Banking segment for the year ended December 31, 2011 was $725,000, a decrease of $993,000 from net income of $1.7 million for the year ended December 31, 2010 as the Mortgage Banking segment continued to build the infrastructure necessary for continued business growth. Net interest income increased $2.4 million, from $3.0 million in 2010 to $5.4 million in 2011. Noninterest income also increased, moving from $14.3 million in 2010 to $20.4 million in 2011, an increase of $6.1 million. These increases in revenue reflect this segment’s expansion of its national platform, diversification of its revenue streams and sustained low mortgage interest rates. Noninterest expense increased from $14.4 million in 2010 to $24.2 million in 2011, an increase of $9.8 million, primarily due to increased salaries and employee benefits expense, a portion of which was related to volume growth.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes presented elsewhere in this report have been prepared in accordance with U.S. GAAP, which requires the measurement of our financial position and operating results in terms of historical amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, in management’s opinion, interest rates have a greater impact on our performance than do the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influences of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other factors.

FINANCIAL CONDITION
Overview
Total assets increased $1.12 billion, or 23.8%, to $5.80 billion at December 31, 2012 from total assets of $4.69 billion at December 31, 2011, primarily as a result of increases in loans held for sale, loans and mortgage servicing rights. Total liabilities increased $966.5 million to $5.24 billion at December 31, 2012 from $4.28 billion at December 31, 2011, primarily resulting from higher noninterest-bearing deposits and short-term borrowings, partially offset by decreases in long-term borrowings and subordinated notes. Total stockholders’ equity at December 31, 2012 was $559.6 million as compared to $409.5 million at December 31, 2011, reflecting the impact of net income for the twelve months ended December 31, 2012, the sale of the new Series A Preferred and an increase in the unrealized gain on available for sale investment securities, partially offset by the repurchase of a warrant to purchase shares of the Company's common stock previously held by the U.S. Treasury.

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

The following table presents the composition of our investment portfolio by major category as of the dates indicated:

	AVAILABLE FOR SALE		HELD TO MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2012:
U.S. Treasury securities	$9,998	$9,998	$—	$—	$9,998	$9,998
U.S. government sponsored agency securities	15,073	16,056	—	—	15,073	16,056
Residential mortgage-backed securities	549,735	576,714	220,762	229,723	770,497	806,437
Commercial mortgage-backed securities	134,774	146,700	—	—	134,774	146,700
Collateralized mortgage obligations	21,106	21,446	57,853	60,118	78,959	81,564
State and municipal obligations	162,702	166,024	52,204	52,390	214,906	218,414
Total	$893,388	$936,938	$330,819	$342,231	$1,224,207	$1,279,169
December 31, 2011:
U.S. government sponsored agency securities	$24,473	$25,269	$—	$—	$24,473	$25,269
Residential mortgage-backed securities	834,383	858,937	81,901	87,943	916,284	946,880
Commercial mortgage-backed securities	137,646	148,207	—	—	137,646	148,207
Collateralized mortgage obligations	68,598	70,620	22,395	23,111	90,993	93,731
State and municipal obligations	67,418	72,347	—	—	67,418	72,347
Total	$1,132,518	$1,175,380	$104,296	$111,054	$1,236,814	$1,286,434
December 31, 2010:
U.S. government sponsored agency securities	$22,994	$22,019	$—	$—	$22,994	$22,019
Residential mortgage-backed securities	863,353	842,386	100,990	101,751	964,343	944,137
Commercial mortgage-backed securities	145,529	149,722	—	—	145,529	149,722
Collateralized mortgage obligations	66,022	61,902	—	—	66,022	61,902
State and municipal obligations	76,873	77,458	—	—	76,873	77,458
Total	$1,174,771	$1,153,487	$100,990	$101,751	$1,275,761	$1,255,238

Investment securities totaled $1.27 billion at December 31, 2012, compared to $1.28 billion at December 31, 2011, a decrease of $11.9 million, or 0.9%. During the twelve months ending December 31, 2012, in addition to principal paydowns we purchased $487.5 million of investment securities, mostly mortgage related securities and municipal obligations, and sold $262.9 million of available for sale investment securities. In 2012, the Company transferred $162.8 million of investment securities from available for sale to held to maturity. The Company has the intent and ability to hold these investment securities until maturity.
As of December 31, 2012, mortgage related securities (at estimated fair value) comprised approximately 81% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At December 31, 2012, we had a net unrealized gain of $43.6 million in our available-for-sale investment portfolio, which was comprised of $44.8 million of gross unrealized gains and $1.2 million of gross unrealized losses. At December 31, 2011, the net unrealized gain was $42.9 million, which was comprised of $44.6 million of gross unrealized gains and $1.7 million of gross unrealized losses. The gross unrealized losses for securities that have been in an unrealized loss position for more than twelve months at December 31, 2012 related to two investment securities with a carrying value of $3.5 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analyses to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the two securities with gross unrealized losses at December 31, 2012, one has been in a loss position for 12 months or more over 10% of amortized cost and therefore subject to further review. On analysis, it was determined that there was no additional expected credit loss. Therefore, we expect to recover our entire investment and no other-than-temporary impairment charge was recorded in the twelve months ended December 31, 2012.

As a member of the FHLB, we are required to hold FHLB stock, which consisted of the following as of December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Federal Home Loan Bank of Chicago (FHLBC)	$63,250	$45,125
Federal Reserve Bank (FRB)	11,700	11,656
	$74,950	$56,781
The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At December 31, 2012, we maintained $1.27 billion of FHLB advances. We did not hold any FHLBC debt securities in our investment portfolio as of December 31, 2012. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.
The amount of FRB stock required to be held is based on the Bank's common stock and surplus. For additional details of these investments, see Note 3 - "Investment Securities" of the Notes to the Consolidated Financial Statements.

At December 31, 2012, we held no securities of any single issuer that exceeded 10% of stockholders’ equity, other than U.S. government agencies. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceeded 10% of stockholders’ equity, none of the holdings from any individual municipal issuer exceeded this threshold.

 Investment Portfolio—Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted-average yields:

	As of December 31, 2012
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available for sale securities (1):
U.S. Treasury	$9,998	0.07%	$—	—%	$—	—%	$—	—%	$9,998	0.07%
U.S. government sponsored agency securities	—	—%	10,554	3.24%	5,502	1.91%	—	—%	16,056	2.78%
Residential mortgage-backed securities (2)	158,619	3.15%	284,450	3.14%	86,656	2.96%	46,989	2.96%	576,714	3.10%
Commercial mortgage-backed securities (2)	11,931	4.61%	80,734	4.66%	54,035	4.76%	—	—%	146,700	4.69%
Collateralized mortgage obligations (2)	7,163	3.22%	9,834	2.91%	3,201	2.91%	1,248	2.91%	21,446	3.01%
States and municipal obligations (3)	10,178	5.17%	70,351	5.09%	12,892	2.38%	72,603	3.44%	166,024	4.16%
Total available for sale	$197,889	3.19%	$455,923	3.71%	$162,286	3.48%	$120,840	3.25%	$936,938	3.50%

Held to maturity securities:
Residential mortgage-backed securities	$67,618	3.56%	$116,100	3.51%	$26,378	3.53%	$10,666	3.61%	$220,762	3.53%
Collateralized mortgage obligations (2)	1,677	2.76%	19,519	2.90%	34,655	3.18%	2,002	3.03%	57,853	3.07%
State and municipal obligations	5,000	2.28%	22,473	2.23%	14,165	2.21%	10,566	2.17%	52,204	2.22%
Total held to maturity	$74,295	3.46%	$158,092	3.25%	$75,198	3.12%	$23,234	2.91%	$330,819	3.24%

(1)	Based on estimated fair value.

(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities.

(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

Loans
The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans:
Commercial and industrial	$1,590,587	$1,426,221	$1,351,862	$1,264,369	$1,485,673
Commercial real estate secured	965,978	1,037,976	1,120,361	1,171,777	1,058,930
Residential construction and land	45,903	64,824	104,036	221,859	349,998
Commercial construction and land	103,715	99,021	106,423	142,584	181,454
Lease receivables	50,803	—	—	—	—
Total commercial loans	2,756,986	2,628,042	2,682,682	2,800,589	3,076,055
Consumer loans	416,635	300,257	152,657	152,892	157,222
Gross loans	3,173,621	2,928,299	2,835,339	2,953,481	3,233,277
Less: Unearned discount	(5,318)	—	(1)	(6)	(16)
Loans	3,168,303	2,928,299	2,835,338	2,953,475	3,233,261
Less: Allowance for loan losses	(82,191)	(103,744)	(124,568)	(106,185)	(128,548)
Portfolio loans, net	$3,086,112	$2,824,555	$2,710,770	$2,847,290	$3,104,713

Loans Held for Sale	$938,379	$185,984	$259,020	$81,853	$—
Gross loans increased $245.3 million to $3.17 billion at December 31, 2012, from gross loans of $2.93 billion at December 31, 2011. Commercial loans, which include C&I, commercial real estate secured, construction and land loans and lease receivables, increased $128.9 million, or 4.9%. The increase in commercial loans during the twelve months ended December 31, 2012 consisted of a $164.4 million, or 11.5%, increase in C&I loans, an increase in lease receivables of $50.8 million and an increase in commercial construction and land of $4.7 million, or 4.7%. These increases were partly offset by a decrease of $72.0 million, or 6.9%, in commercial real estate secured loans and a decrease of $18.9 million, or 29.2%, in residential construction and land loans. Consumer loans increased by $116.4 million, or 38.8%, from December 31, 2011 to December 31, 2012.
C&I loans are made to businesses or to individuals on either a secured or unsecured basis for a wide range of business purposes, terms, and maturities. These loans are made primarily in the form of seasonal or working-capital loans or term loans. Repayment of these loans is generally provided through the operating cash flow of the borrower.
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
Total C&I loans increased to $1.59 billion at December 31, 2012 compared to $1.43 billion at December 31, 2011, and accounted for 50% of our loans at December 31, 2012. A portion of this increase is due C&I loans originated by the commercial equipment finance group that was started in 2012. In addition, loans originated by our asset-based lending group increased.

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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	December 31, 2012		December 31, 2011		December 31, 2010
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$109,266	11%	$143,052	14%	$198,527	18%
Office/mix use property	113,216	12%	113,429	11%	116,726	10%
Commercial properties	111,852	12%	129,921	12%	147,920	13%
Specialized – other	69,827	7%	80,971	8%	82,332	7%
Other commercial properties	28,870	3%	40,270	4%	43,595	4%
Subtotal commercial non-owner occupied	433,031	45%	507,643	49%	589,100	52%
Commercial owner occupied	425,723	44%	446,259	43%	411,519	37%
Multi-family properties	107,224	11%	84,074	8%	119,742	11%
Total commercial real estate secured	$965,978	100%	$1,037,976	100%	$1,120,361	100%
Our commercial real estate secured loans decreased $72.0 million, or 6.9%, to $966.0 million at December 31, 2012, as compared to $1.04 billion at December 31, 2011. Approximately 89% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. Over the past few years we have intentionally reduced our commercial non-owner occupied balances while at the same time increasing our commercial owner occupied balances.
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
Our residential construction and land loans decreased by $18.9 million, or 29.2%, to $45.9 million at December 31, 2012, as compared to $64.8 million at December 31, 2011. Over the past several years we have intentionally reduced balances in this loan category. Commercial construction and land loans totaled $103.7 million at December 31, 2012 as compared to $99.0 million at December 31, 2011, an increase of $4.7 million, or 4.7%.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual and price; however, we have not syndicated any leases as of December 31, 2012. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $45.5 million (net of unearned discounts) at December 31, 2012. As this business line was launched in July 2012, we had no lease receivables at December 31, 2011.
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
Total consumer loans increased $116.4 million, or 38.8%, to $416.6 million at December 31, 2012, compared to $300.3 million at December 31, 2011. This increase was the result of certain mortgages originated by Cole Taylor Mortgage being held in the loan portfolio rather than sold in the secondary market.

The following table shows our maturity distribution of loans as of the dates indicated:

	December 31, 2012 (1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and industrial	$993,180	$50,809	$530,584	$7,843	$8,171	$1,590,587
Commercial real estate secured	401,525	151,693	380,637	12,739	19,384	965,978
Residential construction and land	40,111	2,518	3,274	—	—	45,903
Commercial construction and land	71,028	19,673	7,615	5,399	—	103,715
Lease receivables	9,440	30,222	—	11,141	—	50,803
Consumer loans	101,503	78,110	176,598	13,912	46,512	416,635
Total gross loans (excluding loans held for sale)	$1,616,787	$333,025	$1,098,708	$51,034	$74,067	$3,173,621

(1)	Maturities are based upon contractual dates. Demand loans are included in the one year or less category and totaled $21,000 as of December 31, 2012.

Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$55	$59	$153
Nonaccrual loans:
Commercial and industrial	16,705	42,909	71,438	26,687	42,263
Commercial real estate secured	14,530	35,159	42,221	36,420	23,068
Residential construction and land	4,495	7,810	20,660	62,795	114,160
Commercial construction and land	15,220	5,279	12,734	4,245	14,934
Consumer loans	8,587	11,904	12,632	11,256	5,802
Total nonaccrual loans (1)	59,537	103,061	159,685	141,403	200,227
Total nonperforming loans	59,537	103,061	159,740	141,462	200,380
OREO and repossessed assets	24,259	35,622	31,490	26,231	13,179
Total nonperforming assets	$83,796	$138,683	$191,230	$167,693	$213,559
Performing restructured loans not included in nonperforming assets	$17,456	$14,176	$29,786	$1,196	$—
Nonperforming loans to total loans*	1.88%	3.52%	5.63%	4.79%	6.20%
Nonperforming assets to total loans plus OREO and repossessed property*	2.62%	4.68%	6.67%	5.63%	6.58%
Nonperforming assets to total assets	1.44%	2.96%	4.26%	3.81%	4.87%
(1) In February 2013, we transferred commercial loans totaling $23.7 million to nonaccrual status. These transfers are expected to have a nominal impact on the allowance for loan losses.
* Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted where necessary to reflect this change.

The following table presents loans past due 30 to 89 days and still accruing interest as of the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing interest	$6,111	$7,409	$11,948	$13,206	$25,272
30 – 89 days past due to total loans*	0.19%	0.25%	0.42%	0.45%	0.78%
 * Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted to reflect this change.

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
C&I nonaccrual loans are the largest category of nonaccrual loans at $16.7 million at December 31, 2012 and comprise approximately 28% of all nonaccrual loans. The largest decrease in nonaccrual loans for the twelve months ended December 31, 2012 was $26.2 million, or 61.1%, in C&I loans.

Other real estate owned and repossessed assets
OREO and repossessed assets totaled $24.3 million at December 31, 2012, as compared to $35.6 million at December 31, 2011 and $31.5 million at December 31, 2010. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$35,622	$31,490	$26,231
Transfers from loans	10,280	25,143	34,725
Additional investment in foreclosed properties	—	—	—
Dispositions	(16,623)	(15,836)	(15,957)
Additional impairment	(5,020)	(5,175)	(13,509)
Balance at end of period	$24,259	$35,622	$31,490
The level of OREO and repossessed assets decreased during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, we transferred $10.3 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $1.5 million from our C&I portfolio, $1.5 million from our commercial real estate secured portfolio, $650,000 from our residential construction and land portfolio, $2.1 million from our commercial construction and land portfolio and $4.5 million from our consumer portfolio. During the twelve months ended December 31, 2012, we received net proceeds of $18.3 million on the sale of OREO that had a carrying value of $16.6 million. This resulted in a net gain of $1.7 million, which was included in nonperforming asset expense in noninterest expense. We also reduced the carrying value of certain OREO and repossessed assets by $5.0 million during the twelve months ended December 31, 2012 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense or provision for loan losses for assets recently transferred from the loan portfolio.
Impaired loans
At December 31, 2012, impaired loans totaled $70.3 million, compared to $108.5 million at December 31, 2011, and $181.1 million at December 31, 2010. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Impaired loans:
Commercial and industrial	$18,241	$48,895	$78,804
Commercial real estate secured	25,925	39,398	63,831
Residential construction and land	4,495	7,813	24,190
Commercial construction and land	15,220	6,791	12,734
Consumer	6,462	5,638	1,522
Total impaired loans	$70,343	$108,535	$181,081
Recorded balance of impaired loans:
With related allowance for loan losses	$30,744	$71,512	$136,404
With no related allowance for loan losses	39,599	37,023	44,677
Total impaired loans	$70,343	$108,535	$181,081
Allowance for losses on impaired loans:
Commercial and industrial	$8,006	$23,292	$35,258
Commercial real estate secured	1,121	7,540	10,940
Residential construction and land	—	1,181	5,189
Commercial construction and land	2,930	31	8,470
Total allowance for losses on impaired loans	$12,057	$32,044	$59,857

The decrease in impaired loans during the twelve months ended December 31, 2012 primarily resulted from charge-offs and resolutions. The allowance for loan losses related to impaired loans decreased during 2012 and totaled $12.1 million at December 31, 2012, as compared to $32.0 million at December 31, 2011 and $59.9 million at December 31, 2010. The decrease in the allowance for losses on impaired loans in 2012 was primarily due to charge-offs and resolutions. The percentage of allowance on impaired loans to total impaired loans decreased to 17.1% at December 31, 2012, compared to 29.5% at December 31, 2011. Commercial real estate secured loans comprised approximately 37% of all impaired loans and 9% of the allowance for loan losses on impaired loans at December 31, 2012.
Through an individual impairment analysis, we determined that at December 31, 2012, $30.7 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $12.1 million. We also held $39.6 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At December 31, 2012, we held $17.5 million of loans classified as performing restructured loans (performing troubled debt restructurings) which includes commercial loans of $12.9 million and consumer loans of $4.6 million.
The balance of nonaccrual and impaired loans as of December 31, 2012 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$50,950	$50,950
Commercial loans on accrual but impaired	n/a	12,931
Consumer loans	8,587	6,462
	$59,537	$70,343
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At December 31, 2012, these potential problem loans totaled $9.7 million. Of these potential problem loans at December 31, 2012, $5.6 million were in our commercial real estate construction and land portfolio, $4.0 million were in our C&I portfolio and $60,000 were in our commercial construction and land loans. In comparison, potential problem loans at December 31, 2011 totaled $37.0 million. The potential problem loans at December 31, 2011 included $20.3 million of construction and land loans, $12.6 million of C&I loans and $4.1 million of commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.
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

We calculate the formula portion of the allowance by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as commercial and industrial; commercial real estate secured; residential real estate construction; commercial real estate construction loans; residential real estate mortgage; commercial equipment finance loans and lease receivables; and consumer loans. Those categories are further segregated by risk classification (for commercial loans) and by delinquency status (for consumer loans). Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; such as residential mortgage loans and home equity loans. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, grouping loans with similar attributes and risk characteristics. We calculate actual historic loss rates based upon current and prior year's charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The allowance in 2012, 2011 and 2010 reflects loss experience from the prior three year period. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the loan groupings, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied by the current period loans outstanding to derive an estimated loss.

Impaired loans are evaluated with an individual analysis to establish the amount of related allowance for loan loss, if any. The amount in the allowance for loan losses for impaired loans is determined based on the present value of either expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, net of cost to sell. In recent periods, our estimate of the amount of loss on a loan secured by real estate has increased in complexity as a result of the current illiquidity in the real estate market. The degree of uncertainty and the sensitivity of real estate valuations to the underlying assumptions regarding holding period until sale and the collateral liquidation method can have a material impact on our loss estimates on loans. If the estimated recoverable amount of the impaired loan is less than the recorded investment in the loan, a specific allowance is established.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Average loans*	$2,993,335	$2,845,013	$2,940,778	$3,115,826	$2,790,723
Loans at end of period*	$3,168,303	$2,928,299	$2,835,338	$2,953,475	$3,233,261
Allowance for loan losses:
Allowance at beginning of period	$103,744	$124,568	$106,185	$128,548	$54,681
Charge-offs:
Commercial and industrial	(15,289)	(30,495)	(24,765)	(42,366)	(12,125)
Commercial real estate secured	(12,056)	(29,653)	(38,854)	(8,579)	(4,051)
Construction and land (residential and commercial)	(6,973)	(14,916)	(60,639)	(63,103)	(54,778)
Consumer	(3,340)	(4,217)	(4,637)	(2,112)	(1,517)
Total charge-offs	(37,658)	(79,281)	(128,895)	(116,160)	(72,471)
Recoveries:
Commercial and industrial	5,326	6,501	1,780	1,619	1,513
Commercial real estate secured	592	2,068	287	249	10
Construction and land (residential and commercial)	365	455	1,116	2,070	220
Consumer	272	175	968	248	437
Total recoveries	6,555	9,199	4,151	4,186	2,180
Total net charge-offs	(31,103)	(70,082)	(124,744)	(111,974)	(70,291)
Provision for loan losses	9,550	$49,258	$143,127	$89,611	$144,158
Allowance at end of period	$82,191	$103,744	$124,568	$106,185	$128,548
Annualized net charge-offs to average total loans*	1.04%	2.46%	4.24%	3.59%	2.52%
Allowance to total loans at end of period (excluding loans held for sale)	2.59%	3.54%	4.39%	3.60%	3.98%
Allowance to nonperforming loans	138.05%	100.66%	77.98%	75.06%	64.15%
* Several items have been revised to exclude loans held for sale from total loans. Prior period items have been adjusted where necessary to reflect this change.
Our allowance for loan losses was $82.2 million at December 31, 2012, or 2.59% of end of period loans (excluding loans held for sale) and 138.05% of nonperforming loans. In comparison, at December 31, 2011, our allowance for loan losses was $103.7 million, or 3.54% of end of period loans (excluding loans held for sale) and 100.66% of nonperforming loans. Net charge-offs during the twelve months ended December 31, 2012 were $31.1 million, or 1.04% of average loans. In comparison, net charge-offs during the twelve months ended December 31, 2011 were $70.1 million, or 2.46% of average loans.

The table below presents the allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. While we allocated the allowance for loan losses to loan categories for analytical purposes, the total allowance for loan losses is available to absorb losses from any category of loans.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
	(dollars in thousands)
Allocated:
Commercial and industrial	$35,946	50.2%	$51,389	48.7%	$61,499	47.6%	$34,736	42.8%	$39,658	45.9%
Commercial real estate secured	20,542	30.4%	30,319	35.4%	31,421	39.5%	21,190	39.7%	16,347	32.8%
Construction and land - residential	6,642	1.4%	8,083	2.2%	15,246	3.7%	40,193	7.5%	42,980	10.8%
Construction and land - commercial	8,928	3.3%	6,978	3.4%	11,422	3.8%	3,265	4.8%	5,061	5.6%
Lease receivables	273	1.6%	—	—%	—	—%	—	—%	—	—%
Consumer loans	9,860	13.1%	6,975	10.3%	4,980	5.4%	4,767	5.2%	3,298	4.9%
Unallocated	—		—		—		2,034		21,204
Total allowance for loan losses	$82,191	100.0%	$103,744	100.0%	$124,568	100.0%	$106,185	100.0%	$128,548	100.0%

Loans Held for Sale
At December 31, 2012, we held $938.4 million of loans classified as held for sale as compared to $186.0 million at December 31, 2011. At December 31, 2012 and December 31, 2011, the held for sale portfolio consisted solely of mortgage loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. The aggregate, unpaid principal balance associated with these loans was $901.3 million at December 31, 2012 and $179.3 million at December 31, 2011. An unrealized gain on these loans of $37.1 million at December 31, 2012 and $6.7 million at December 31, 2011 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations.

Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. Upon sale where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of $32.4 million of MSRs in the twelve months ended December 31, 2012 and $2.7 million of MSRs in the twelve months ended December 31, 2011, which were recorded at the purchase price at the date of purchase and at fair value thereafter.
We elected to account for MSRs using the fair value option. The balance of the MSR asset was $78.9 million at December 31, 2012 and $8.7 million at December 31, 2011. The amount of residential mortgage loans serviced for others at December 31, 2012 was $8.53 billion and $1.02 billion at December 31, 2011.
Deposits

Our deposits consist of noninterest and interest-bearing demand deposits, savings deposits, CDs, and certain public funds. Our customer repurchase agreements are reported in short-term borrowings. In addition to funding from customers, we also use brokered CDs and other out-of-local-market CDs to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	2012			2011			2010
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$997,526	30.6%	—%	$650,679	21.5%	—%	$602,757	20.1%	—%
Interest-bearing deposits:
NOW accounts	389,430	12.0%	0.67%	258,324	8.5%	0.93%	270,716	9.1%	1.27%
Money market accounts	704,373	21.7%	0.52%	616,032	20.4%	0.70%	535,086	17.9%	0.91%
Brokered money market accounts	18,748	0.6%	0.33%	2,679	0.1%	0.29%	6,451	0.2%	0.34%
Savings deposits	39,570	1.2%	0.07%	38,424	1.3%	0.07%	40,616	1.4%	0.08%
Time deposits:
Certificates of deposit	599,722	18.4%	1.24%	765,314	25.3%	1.56%	856,509	28.6%	2.25%
Brokered certificates of deposit	291,987	9.0%	1.47%	445,831	14.7%	2.03%	468,250	15.7%	3.10%
CDARS time deposits	181,906	5.6%	0.44%	180,810	6.0%	0.64%	147,114	4.9%	1.14%
Public time deposits	29,860	0.9%	0.38%	66,230	2.2%	0.47%	62,066	2.1%	0.74%
Total time deposits	1,103,475	33.9%	1.14%	1,458,185	48.2%	1.54%	1,533,939	51.3%	2.34%
Total deposits	$3,253,122	100.0%		$3,024,323	100.0%		$2,989,565	100.0%

During 2012, average deposit balances increased $228.8 million, or 7.6%, to $3.25 billion from $3.02 billion during 2011. During 2011, average deposit balances increased $34.8 million, or 1.2%, to $3.02 billion from $2.99 billion during 2010. During 2012 and 2011, we continued to focus on increasing deposits from our core customers in order to reduce our reliance on more costly brokered funding.

Average noninterest-bearing deposit balances during 2012 increased $346.8 million, or 53.3%, to $997.5 million, compared to $650.7 million during 2011. The increase in noninterest-bearing deposits was largely due to an increase in consumer checking accounts resulting from a new relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. Total average time deposits decreased $354.7 million, or 24.3%, to $1.10 billion during 2012 compared to $1.46 billion during 2011. During 2012, we decreased our brokered CDs by $153.8 million, or 34.5% and our CDs by $165.6 million In addition, NOW accounts increased by $131.1 million, or 50.8%, to $389.4 million and money market accounts increased by $88.3 million, or 14.3%, to $704.4 million. These variances reflect actions taken to shift balances from more costly time deposits to other types of interest bearing deposits.

Average noninterest-bearing deposit balances during 2011 increased $47.9 million, or 7.9%, to $650.7 million, compared to $602.8 million during 2010. The increase in noninterest-bearing deposits was largely due to our in-market deposit initiative. Total average time deposits decreased $75.8 million, or 4.9%, to $1.46 billion during 2011 compared to $1.53 billion during 2010. During 2011, average CDs decreased by $91.2 million, as compared to 2010. During 2011, we decreased our brokered CDs by $22.4 million, as compared to 2010. We participated in the Certificate of Deposit Account Registry Service (“CDARS”) network reciprocal program in 2011, and average CDARS time deposits increased by $33.7 million. In addition, between the two periods, NOW accounts decreased by $12.4 million, while money market accounts increased by $80.9 million from our efforts to increase our customer balances.

The following table sets forth the period end balances of total deposits at December 31, 2012, December 31, 2011 and December 31, 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Noninterest-bearing deposits	$1,179,724	$802,480	$633,300
Interest-bearing deposits
NOW accounts	573,133	324,877	248,662
Savings accounts	39,915	38,370	37,992
Money market accounts	744,791	657,500	583,365
Brokered money market deposits	27,840	—	5,832
Certificates of deposit	561,998	694,712	814,343
Brokered certificates of deposit	199,604	407,068	449,836
CDARS time deposits	186,187	144,118	182,879
Public time deposits	15,150	54,086	70,697
Total interest-bearing deposits	2,348,618	2,320,731	2,393,606
Total deposits	$3,528,342	$3,123,211	$3,026,906

Total period end deposit balances increased $405.1 million, or 13.0%, to $3.53 billion at December 31, 2012, compared to $3.12 billion at December 31, 2011. Of these deposits, noninterest-bearing deposits increased by $377.2 million, or 47.0% primarily due to an increase in consumer checking accounts related to an organization that provides electronic financial disbursements and payment services to the higher education industry. NOW account increased by $248.3 million, or 76.4%, and money market accounts increased by $87.3 million, or 13.3%. During the same period, certificates of deposit balances decreased $132.7 million, or 19.1% and brokered certificates of deposit decreased $207.5 million, or 51.0%. These variances reflect actions taken to shift balances from more costly time deposits to other types of interest bearing deposits. We continued to offer CDARS time deposits to our customers and these deposits increased $42.1 million, or 29.2%.

Our total deposits were $3.12 billion at December 31, 2011 as compared to $3.03 billion at December 31, 2010. Of these deposits, noninterest-bearing deposits increased by $169.2 million, or 26.7%, NOW accounts increased by $76.2 million, or 30.7%, and money market accounts increased by $74.1 million, or 12.7%. During the same period, customer certificates of deposit balances decreased $119.6 million, or 14.7%. CDARS deposits decreased by $38.8 million to $144.1 million at December 31, 2011.

Time deposits in denominations of $100,000 or more, including public funds deposits, totaled $482.2 million at December 31, 2012. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 2012:

December 31, 2012
(in thousands)
3 months or less	$169,572
Between 3 months and 6 months	74,282
Between 6 months and 12 months	137,741
Over 12 months	100,589
Total	$482,184

During 2012, the Bank continued to participate in the FDIC’s Temporary Liquidity Guarantee Program. The program consisted of two parts: (i) the Debt Guarantee Program, which the Bank elected to participate in, but did not issue any debt under in either 2012 or 2011; and (ii) the Transaction Account Guarantee Program which the FDIC discontinued at the end of 2010.

The Dodd-Frank Act required that all financial institutions provide full deposit insurance on all noninterest-bearing transaction accounts through December 31, 2012. On January 1, 2013 the deposit insurance per depositor reverted to the standard maximum amount of $250,000.

In addition to CDs from our local market customers, we used other sources of time deposits to help fund our liquidity and funding needs. In October 2008, we entered the CDARS network. This network allows us to accommodate depositors with large cash balances to seek full deposit insurance protection, by placing these funds in CDs issued by other banks in the network.  Through a matching system, we receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit. At December 31, 2012, we had $186.2 million of deposits in the CDARS reciprocal program, as compared to $144.1 million at December 31, 2011 and $182.9 million at December 31, 2010.

We also issue brokered CDs to support our asset growth, but we continued to reduce our reliance on this source of funding in 2012. The balance of our brokered CDs was $199.6 million at December 31, 2012, compared to $407.1 million at December 31, 2011. Total brokered money market balances increased in 2012 to $27.8 million at December 31, 2012 compared to zero at December 31, 2011.

At December 31, 2012 and 2011, the scheduled maturities of brokered CDs were as follows:

	2012	2011
	(in thousands)
Within one year	$53,920	$176,295
After one year but within two years	37,808	53,920
After two years but within three years	27,975	37,808
After three years	75,162	133,619
Subtotal	194,865	401,642
Unamortized fair value adjustment	5,790	7,419
Unamortized broker placement fees and other discounts	(1,051)	(1,993)
Total	$199,604	$407,068

Brokered CDs are carried net of the related broker placement fees and other discounts, are amortized to the maturity date of the related brokered CDs and included in deposit interest expense.

Short-term Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings increased $694.9 million to $1.46 billion at December 31, 2012, as compared to $768.1 million at December 31, 2011. Most of this increase was the result of a $590.0 million increase in FHLB advances. Federal funds purchased increased $94.5 million. The increases in short-term borrowings are a result of increases in the Company's assets, primarily loans held for sale. In addition, rate expectations and the Company's mix of short-term and long-term assets have resulted in a shift from long-term to short-term borrowings.

The following table shows categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity at year-end. During the current reporting period, FHLB advances was the only category meeting this standard.

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Federal Home Loan Bank short-term advances:
Balance at year end	$1,265,000	$675,000
Weighted average interest rate at year end	0.12%	0.09%
Maximum amount outstanding (1)	$1,265,000	$800,000
Average amount outstanding during the year	$907,449	$527,584
Daily average interest rate during the year	0.14%	0.20%
 (1) Based on amount outstanding at month end during each year.

For additional details on the short-term borrowings, see “Notes to Consolidated Financial Statements, Note 9—Borrowings” from our audited financial statements contained elsewhere in this report.

Long-term Borrowings
Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. Long-term borrowings were zero at December 31, 2012, compared to the balance of $147.5 million on December 31, 2011. Term structured repurchase agreements decreased $75.0 million and long-term FHLB advances decreased $72.5 million. As noted above, the Company's funding mix is more short-term than long-term at December 31, 2012.
At December 31, 2012 and December 31, 2011, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow of $850 million as of December 31, 2012 and $775 million at December 31, 2011.
At December 31, 2012 all borrowings from the FHLBC were collateralized by $530.3 million of investment securities and a blanket lien on $920.1 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $57.1 million at December 31, 2012. At December 31, 2011, we maintained collateral of $687.4 million of investment securities and a blanket lien on $297.0 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $236.9 million.
We participate in the FRB’s Borrower In Custody (“BIC”) program. At December 31, 2012, the Bank pledged $521.2 million of commercial loans as collateral and had available $441.8 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $569.2 million of commercial loans as collateral and had available $463.3 million of borrowing capacity under the BIC program at December 31, 2011. There were no borrowings under the BIC program at either December 31, 2012 or December 31, 2011.
Junior Subordinated Debentures

At December 31, 2012 and December 31, 2011, we had $86.6 million of junior subordinated debentures outstanding, $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust formed for the purpose of issuing trust preferred securities. Each of the trusts used proceeds from the sale of its trust preferred securities, along with proceeds it received from the purchase of its common equity securities, to invest in the junior subordinated debentures issued by us. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. The equity investments in the trusts of $2.6 million at December 31, 2012 and $2.5 million at December 31, 2011 are recorded in other assets on our Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on our Consolidated Statements of Operations.

For TAYC Capital Trust I, interest on both the trust preferred securities and junior subordinated debentures is payable quarterly at a rate of 9.75% per year. The interest rate on both the trust preferred securities and the junior subordinated debentures related to TAYC Capital Trust II equals the three-month LIBOR plus 2.68% and re-prices quarterly. The interest rates were 2.99% and 3.24% at December 31, 2012 and December 31, 2011, respectively. Each of these trust preferred securities are currently callable, at our option. Unamortized issuance costs would be recognized as an expense if the debentures were called. Total unamortized issuance costs related to both trusts totaled $2.4 million on December 31, 2012.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Subordinated Notes
The following table describes the subordinated notes outstanding at December 31, 2012 and December 31, 2011. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	December 31, 2012	December 31, 2011
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,737)	(4,059)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(397)	(427)
Taylor Capital Group subordinated notes, net	33,366	33,014
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	—	60,000
Unamortized discount	—	(3,366)
Cole Taylor Bank subordinated notes, net	—	56,634
Total subordinated notes, net	$33,366	$89,648

In September 2008, the Bank issued $60.0 million of eight year, 10% subordinated notes, pre-payable at the Bank’s option after three years. In addition, a warrant to purchase 15 shares of our common stock at an exercise price of $10.00 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represented an aggregate of 900,000 shares of common stock and were scheduled to expire on September 29, 2013. The proceeds received from this transaction were allocated to the subordinated notes and the warrants based upon their relative fair values. As of May 25, 2012, we exercised our option to convert all of the then outstanding stock purchase warrants associated with these subordinated notes into shares of common stock, on a cashless basis. On September 28, 2012, we prepaid in full the outstanding $60.0 million principal amount of these subordinated notes, plus accrued interest in accordance with their terms. The aggregate amount of funds required to prepay the notes was $60.3 million, including $270,000 of accrued interest. In addition, we incurred $3.7 million of early extinguishment of debt expense associated with the unamortized discount and original issuance costs of the notes.

In May 2010, we issued $33.9 million principal amount of ten year, 8% subordinated notes, pre-payable at our option after two years. As part of the issuance of these notes, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 848,450 shares of common stock, are currently exercisable by the holder, are convertible at our election beginning May 28, 2013 under certain conditions as described in the warrants and will expire on May 28, 2015. As a result of anti-dilution adjustments and exercises, the aggregate number of common shares available to purchase under warrants was 728,034 as of December 31, 2012 at a reduced exercise price of $12.15 per share of common stock. The proceeds received from the original transaction were allocated between the subordinated notes and the warrants based on their relative fair values. The fair value allocated to the warrants, totaling $4.4 million at the issuance date in May 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. At December 31, 2012, the subordinated notes were reported at $30.2 million, which was net of $3.7 million of unamortized discount. In comparison, at December 31, 2011, the subordinated notes were reported at $29.9 million, which was net of $4.1 million of unamortized discount. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

In October 2010, we issued $3.6 million principal amount of our 8% subordinated notes, which will mature on May 28, 2020, and are pre-payable at our option. As part of the issuance of this note, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represent an aggregate of 89,050 shares of common stock, are currently exercisable by the holder, are convertible at our election under certain conditions as described in the warrants and will expire on May 28, 2015. As a result of anti-dilution adjustments, the aggregate number of common shares available to purchase under warrants was 90,002 as of December 31, 2012 at a reduced exercise price of $12.15 per share of common stock. The proceeds received from the original transaction were allocated between the subordinated notes and the warrants based on their relative fair values. The fair value allocated to the warrants, totaling $420,000 at the issuance date in October 2010, net of issuance costs, was credited to surplus in stockholders’ equity on our Consolidated Balance Sheets. At December 31, 2012, the subordinated notes were reported at $3.2 million, which was net of $397,000 of unamortized discount. In comparison, at December 31, 2011, the subordinated notes were reported at $3.1 million, which was net of $427,000 of unamortized discount. The discount is being amortized as an additional interest expense of the subordinated notes over the remaining contractual life of the notes.

Common Stock

In September 2008, we increased our authorized common stock to 45 million shares from the prior authorization of 18 million shares to accommodate the issuance of shares of 8% Non-Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred 2008") and warrants to purchase common stock. Our Series A Preferred 2008 was exchanged for 7.2 million shares of common stock in May 2010. Our Series C Preferred was converted into an aggregate of 3,517,887 shares of common stock in December 2011. Our Series F Preferred was converted into an aggregate of 2,280,000 shares of common stock in March 2011. Dividends paid on Series C Preferred in 2011 were paid as an aggregate of 235,869 shares of common stock. In December 2011, we completed a rights offering involving the distribution, at no charge, to holders of common stock, Series C Preferred, Series D Preferred, Series E Preferred, Series G Preferred and certain warrants of nontransferable subscription rights to purchase up to a total of 4.4 million shares of common stock. This rights offering was fully subscribed at the expiration, with gross proceeds of $35.0 million.

The warrant issued to the U.S. Treasury in connection with the issuance of Series B Preferred was repurchased in July 2012 at a cash price of $9.8 million and was canceled. In addition, all warrants related to the issuance by the Bank of $60.0 million 10% subordinated notes in September 2008 have been exercised through a cashless conversion or election by shareholders. Warrants for the purchase of 1,318,036 shares of common stock were exercisable by all warrant holders at December 31, 2012. For additional details on our warrants to purchase common stock, see “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity” from our consolidated financial statements contained elsewhere in this report.

We did not declare or pay any common stock dividends in 2012 or 2011. Prior to November 21, 2011, we were required to obtain the consent of the U.S. Treasury before paying any dividend on our common stock. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends. The Bank is also subject to dividend restrictions set forth by regulatory authorities. In addition, under the terms of the junior subordinated debentures issued in connection with our trust preferred securities, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends. The terms of each of the outstanding series of preferred stock also place restrictions on the payment of common stock dividends if the dividend payment requirements of such series of preferred stock have not been paid.

Preferred Stock

In May 2010, we completed an exchange offering in which all of our outstanding shares of Series A Preferred 2008 were exchanged for 7.2 million shares of common stock that included 1.2 million shares as an inducement for Series A Preferred 2008 holders to exchange the Series A Preferred 2008 for common shares. The $15.8 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series A Preferred 2008 and resulted in no net impact to total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations for the year ended December 31, 2010 and was considered in the determination of basic and diluted loss per common share. After the payment of the regular quarterly dividend of $1.2 million on April 15, 2010, we did not declare or pay any further dividends on the Series A Preferred 2008.

Following the retirement of the Series A Preferred 2008, we designated a new series of preferred stock as Series A Preferred in November 2012 when we issued 4.0 million shares of Series A Preferred in a public offering. The transaction raised $96.5 million of capital, net of issuance costs. The Series A Preferred pays non-cumulative dividends on the liquidation preference amount of $25 per share at an annual rate of 8.0% when and if declared by our board of directors. Holders of the Series A Preferred do not have voting rights, except with respect to authorizing or increasing senior stock, certain changes in terms of the Series A Preferred, the election of two directors in connection with the failure to make dividend payments and as otherwise required by applicable law.

In November 2008, we sold shares of Series B Preferred to the U.S. Treasury under the CPP for gross proceeds of $104.8 million. Holders of the Series B Preferred are entitled to receive dividends at an annual rate of 5% for the first five years and 9% thereafter. Dividends on the Series B Preferred are cumulative. In connection with the Series B Preferred, we also issued a ten-year warrant for the U.S. Treasury to purchase 1,462,647 shares of our common stock at an exercise price of $10.75 per share. As a result of the issuance of subscription rights in our rights offering in November 2011, the CPP Warrant was adjusted so that the number of shares that could be purchased under the warrant increased to 1,510,418 and the exercise price decreased to $10.41. In July 2012, we entered into a warrant repurchase agreement with the U.S. Treasury to repurchase this warrant for a cash price of $9.8 million.

In June 2012, the U.S. Treasury completed the public offer and resale of all 104,823 shares of the Series B Preferred, at a public offering price of $893.50 per share. The public offering price and the allocation of the Series B Preferred in the offering were determined through an auction process that was managed by the underwriters of the offering. We did not submit any bids in the auction or repurchase any of the Series B Preferred and did not receive any proceeds from U.S. Treasury’s resale of the Series B Preferred. The Series B Preferred remains outstanding following U.S. Treasury’s auction, and is held by the purchasers in the auction (or by their transferees if any shares have been further resold since the closing of the auction). We remain obligated to pay the dividends payable on the Series B Preferred in accordance with its terms unless and until the Series B Preferred is redeemed by us.

At December 31, 2012, the recorded balance of the Series B Preferred totaled $103.8 million, which is equal to the liquidation amount, net of $1.7 million of unamortized discount plus accumulated but undeclared dividends. In comparison, the amount reported at December 31, 2011 was $102.0 million, net of $3.5 million of unamortized discount and accumulated but undeclared dividends. The discount consists primarily of the fair value allocated to the CPP Warrant and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount is being accreted as a noncash dividend on the Series B Preferred, and the discount accretion was $1.8 million and $1.7 million during 2012 and 2011, respectively. The discount accretion decreased the net income applicable to common stockholders and the net income per common share during 2012 and 2011. Accumulated but undeclared dividends totaled $670,000 at both December 31, 2012 and December 31, 2011. During 2012 and 2011, we declared and paid dividends in the amount of $5.2 million on the Series B Preferred.

In December 2011, we completed a conversion in which of all of our outstanding shares of Series C Preferred were converted into 3,517,887 shares of common stock that included 919,249 shares issued in accordance with the amended terms of the Series C Preferred, which were in addition to the number of shares to be issued upon such a conversion according to its original terms. The $8.9 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series C Preferred in 2011 and resulted in no net impact to total stockholders’ equity. This noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations for the year ended December 31, 2011 and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid on the Series C Preferred for the year ended December 31, 2011 totaled $1.9 million and were paid in 235,855 shares of common stock.

In October 2010, we issued a total of 405,330 shares of Series D Preferred, in exchange for 405,330 shares of common stock held by certain investors. The terms of the Series D Preferred were such that it was considered a common stock equivalent but the Series D Preferred holders were not entitled to vote on any matter presented to the stockholders of the Company unless required by law. In March 2011, we issued 1,000,000 shares of Series F Preferred in a private placement. Also in March 2011, we authorized the designation for issuance of 1,350,000 shares of Series G Preferred which, like the Series D Preferred, was a common stock equivalent. After stockholder approval was obtained at a special meeting of the stockholders’ held on March 29, 2011 the shares of Series F Preferred and the shares of Series F Preferred held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Funds”) were converted into an aggregate of 2,280,000 shares of common stock and, in the case of shares held by the Prairie Funds, 220,000 shares of Series G Preferred, in each case at a conversion price of $10.00 per share.

In March 2012, we entered into an Exchange Agreement with the Prairie Funds to simplify our capital structure through the consolidation of all outstanding shares of Series D Preferred and Series G Preferred into a single newly-created series of preferred stock with substantially identical terms. We agreed to issue to each of the Prairie Funds, and each of the Prairie Funds agreed to acquire from us, one share of our newly-created Nonvoting Preferred in exchange for each share of Series D Preferred and Series G Preferred held by the Prairie Funds (the “Exchange Transaction”). The Series D Preferred, Series G Preferred and Nonvoting Preferred are each nonvoting common stock equivalents having substantially identical terms as one another.
We completed the Exchange Transaction on March 29, 2012, through the issuance of a total of 1,282,674 shares of Nonvoting Preferred in exchange for a total of 405,330 shares of Series D Preferred and 877,344 shares of Series G Preferred held by the Prairie Funds. As a result of the Exchange Transaction, no shares of Series D Preferred or Series G Preferred remained outstanding at December 31, 2012.

In December 2011, we completed a conversion in which of all of our outstanding Series E Preferred were converted into 616,020 shares of Series G Preferred that included 160,972 shares issued in accordance with the amended terms of the Series E Preferred, which were in addition to the numbers of shares to be issued upon such a conversion according to its original terms. The $1.6 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series E Preferred and resulted in no net impact to total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations for the year ended December 31, 2011 and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid on the Series E Preferred for the year ended December 31, 2011 totaled $335,000 and were paid in 41,324 shares of Series G Preferred.

For additional details on our preferred stock, see “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity” from our consolidated financial statements contained elsewhere in this report.

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Generally, Tier 1 Capital includes common stockholders’ equity, noncumulative perpetual preferred stock and trust preferred securities (up to certain limits). Bank regulators, however, also specifically approved the Series B Preferred for inclusion in Tier 1 Capital in spite of its cumulative dividend feature. Tier 1 Capital is adjusted to exclude a portion of the net deferred tax asset and the mortgage servicing rights asset. Total Capital represents Tier 1 Capital plus a portion of the allowance for loan loss (up to certain limits), subordinated debt and the portion of the trust preferred securities not includable in Tier 1 Capital.

At December 31, 2012, December 31, 2011 and December 31, 2010, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2012
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	548,513	13.05%	>336,172	>8.00%	>420,215	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	599,504	14.21%	>$168,704	>4.00%	>$253,056	>6.00%
Cole Taylor Bank	495,575	11.79%	>168,086	>4.00%	>252,129	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	599,504	11.14%	>$215,267	>4.00%	>$269,084	>5.00%
Cole Taylor Bank	495,575	9.24%	>214,436	>4.00%	>268,045	>5.00%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42%	>281,220	>8.00%	>351,526	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	394,630	11.22%	>$140,683	>4.00%	>$211,025	>6.00%
Cole Taylor Bank	381,563	10.85%	>140,610	>4.00%	>210,915	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	394,630	8.84%	>$178,661	>4.00%	>$223,327	>5.00%
Cole Taylor Bank	381,563	8.53%	>178,946	>4.00%	>223,683	>5.00%
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$448,389	12.98%	>$276,381	>8.00%	>$345,476	>10.00%
Cole Taylor Bank	414,423	12.04%	>275,401	>8.00%	>344,252	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	308,397	8.93%	>$138,190	>4.00%	>$207,286	>6.00%
Cole Taylor Bank	314,182	9.13%	>137,701	>4.00%	>206,551	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	308,397	6.89%	>$178,971	>4.00%	>$223,714	>5.00%
Cole Taylor Bank	314,182	7.05%	>178,270	>4.00%	>222,838	>5.00%
All of our capital ratios increased from December 31, 2011 to December 31, 2012, primarily due to the $100 million preferred stock offering completed in 2012 and net income earned. The CPP Warrant repurchase executed in 2012 lowered Tier I and Total Capital while the early repayment of our $60.0 million of 10% subordinated notes decreased Total Capital.

These transactions are described in Note 11 - "Subordinated Notes" and Note 12 - "Stockholders' Equity" of the Notes to the Consolidated Financial Statements.
While the Bank continues to be considered “well capitalized” under the regulatory capital guidelines, our regulators could require us to maintain capital in excess of these required levels. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends. The Bank is also subject to dividend restrictions set forth by regulatory authorities.
The federal bank regulatory agencies have issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The comment period with respect to the proposed rules expired on October 22, 2012 but the federal bank regulatory agencies have postponed the effectiveness of any rules in this regard indefinitely. Management continues to assess the effect of the proposed rules on the Company and the Bank’s capital positions and will monitor developments in this area. It is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

LIQUIDITY

In addition to the normal influx of liquidity from in-market deposits and repayments and maturities of loans and investments, the Bank uses brokered deposits, borrowings from the FHLB and FRB, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. During 2012, we worked to improve our liquidity position by increasing funding from core customers which allowed us to reduce our reliance on brokered deposits. We also used available collateral to take advantage of attractively priced short-term funding provided by the FHLB.

We manage the risks associated with this reliance on wholesale funding sources by maintaining adequate alternate sources of funding and excess collateral available for immediate use. At December 31, 2012, subject to available collateral, we had total pre-approved overnight federal funds borrowing lines and repurchase agreement lines of $213.5 million and $850 million, respectively. In addition, the Bank is able to borrow from the FRB under the BIC Program. At December 31, 2012, the Bank maintained $521.2 million of commercial loans as collateral at the FRB with a lendable value of approximately $441.8 million. The Bank also has pledged $530.3 million of investment securities and $920.1 million of qualified first-mortgage residential, home equity and commercial real estate loans at the FHLB and had a total borrowing capacity of $57.1 million at December 31, 2012. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell federal funds to the Bank in order to manage their excess liquidity.

Our total assets increased to $5.80 billion at December 31, 2012 from $4.69 billion at December 31, 2011. During 2012, our loan and loans held for sale increased by a net of $992.4 million, or 31.9%, while our investment securities portfolio decreased by $11.9 million, or 0.9%. During 2012, the mix of our funding liabilities also changed. Total deposits increased by $405.1 million, or 13.0%, and short-term borrowings increased by $694.9 million, or 90.5%. These increases were partly offset by decreasing long-term borrowings by $147.5 million, or 100.0%.

Interest received, net of interest paid, was the principal source of our operating cash inflows in each of the above periods. Management of investing and financing activities and market conditions determine the level and the stability of our net interest cash flows. During 2012, cash used in operating activities was $655.7 million, compared to cash provided by operating activities of $140.7 million in 2011 and cash used of $140.7 million in 2010. The increase in net cash used in operating activities in 2012 is due to an increase in loans originated for sale of $3.27 billion, partially offset by an increase in cash proceeds from sales of loans of $2.51 billion. The change from 2010 to 2011 was caused by an increase in cash proceeds from loan sales of $1.16 billion and an offsetting increase in loans originated for sale of $887.0 million.

Net outflows from investing activities totaled $274.3 million during 2012, compared to net outflows of $143.2 million during 2011. Our net outflow during 2012 was largely due to the purchase of $346.4 million of available for sale investment securities, a $279.7 million net increase in loans and the purchase of $117.5 million of held to maturity securities. This decrease was partly offset by proceeds from sales of available for sale securities of $262.9 million and proceeds from principal payments and maturities of available for sale securities of $190.9 million. In comparison, the outflow from investing activities in 2011 was largely due to the purchase of $207.4 million of available for sale investment securities and a $178.2 million net increase in loans. This decrease was partly offset by proceeds from principal payments and maturities of available for sale securities of $118.3 million and $130.6 million in proceeds from sales of available for sale securities. Net inflows from investing activities totaled $9.9 million during 2010, primarily due to proceeds from sales of available for sale securities of $965.6 million and $248.0 million of proceeds from principal payments and maturities of available for sale securities. This increase was partially offset by purchases of $1.15 billion of available for sale securities.

During 2012, we had net inflows from financing activities of $975.2 million, compared to $42.4 million during 2011. The new inflows in 2012 are primarily attributable to the net increase in short-term borrowings of $694.9 million, the net increase in deposits of $406.2 million and $96.5 million from the issuance of preferred stock. These inflows were offset by $147.5 million repayments of long-term borrowings and $60.0 million repayment of subordinated notes. During 2011, the new inflows were primarily attributable to the increase of $218.5 million of short-term borrowings, an increase in deposits of $91.0 million, net proceeds from the issuance of common stock of $33.8 million and the net proceeds from the issuance of preferred stock of $24.4 million. These inflows were offset by $338.8 million repayments of long-term borrowings. During 2010, net inflows from financing activities included increased long-term borrowings of $226.3 million, an increase in deposits of $48.6 million, net proceeds from the issuance of subordinated notes of $36.2 million and net proceeds from the issuance of preferred stock of $36.2 million. These inflows were partly offset by $117.0 million repayments of long-term borrowings.

Holding Company Liquidity

Historically, the primary source of the Company's funds has been dividends received from the Bank. Because of the net losses incurred by the Bank in recent years, the Bank did not declare or pay any dividends to the Company in 2012 or 2011. The Bank is subject to dividend restrictions set forth by regulatory authorities, under which the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The Bank has agreed, consistent with past practice, to provide its regulators notice before the payment of dividends to the Company.

At December 31, 2012, the Company had cash of $122.2 million for general corporate purposes and to support future growth. The primary source of cash at the holding company was from the 2012 issuance of Series A Preferred. In 2012, we received net proceeds, after issuance costs, of $96.5 million from the issuance of our Series A Preferred. During 2012, cash outflows at the Company included $9.8 million for the repurchase of the CPP Warrant, $5.2 million of cash dividend payments on the preferred stock issuances and general operating expenses. Cash outflows in 2013 are expected to include $8.0 million in dividends for the Series A Preferred that was issued in December 2012 to the extent that the Board of Directors of the Company declares and pays the full quarterly dividends.
Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $866.2 million at December 31, 2012 and $874.8 million at December 31, 2011. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts, and, therefore, the total commitment amounts do not usually represent future cash requirements.

We had $77.7 million of financial and performance standby letters of credit at December 31, 2012 and $77.1 million at December 31, 2011. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees generally range from less than one year to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn, and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2012, we had a liability for $3.6 million for unfunded loan commitments and commitments under standby letters of credit for which we believed funding and loss were probable, compared to $4.4 million at December 31, 2011.

The following table shows as of December 31, 2012 the loan commitments and financial guarantees by maturity date.

	December 31, 2012
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$346,437	$394,187	$82,772	$7,541	$830,937
Consumer	5,238	13,336	11,627	5,065	35,266
Financial guarantees:
Financial standby letters of credit	44,593	14,522	10,666	1,833	71,614
Performance standby letters of credit	5,281	217	553	—	6,051

The following table shows, as of December 31, 2012, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2012
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Short-term borrowings (1)	$1,463,019	$—	$—	$—	$1,463,019
Junior subordinated debentures (1)	—	—	—	86,607	86,607
Time deposits (1)	654,787	171,814	106,772	29,566	962,939
Subordinated debt (1)	—	—	—	33,366	33,366
Operating leases	5,797	10,472	10,204	13,713	40,186
Total	$2,123,603	$182,286	$116,976	$163,252	$2,586,117

(1)	Principal only, does not include interest.
Derivative Financial Instruments
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. We have used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate swap agreements and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, held for sale loans, brokered CDs, cash flows related to FHLB advances, junior subordinated borrowings, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. We also have interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, we will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

The following tables describe the derivative instruments outstanding at the dates indicated:

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.290%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.039)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	387,171	Pay 2.54% Receive 0.263	3.2 yrs	(19,640)
Customer interest rate swap —receive fixed/pay variable	387,171	Receive 2.54% Pay 0.263%	3.2 yrs	18,999
Interest rate swaps—mortgage servicing rights	192,500	Receive 1.62% Pay 0.274%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082

	December 31, 2011
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	$5,027
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	1,176
Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	111
Total cash flow hedging derivative instruments	155,000
Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	3.3 yrs	(19,505)
Customer interest rate swap—receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	3.3 yrs	19,010
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	9.8 yrs	489
Interest rate lock commitments	369,961	n/a	0.1 yrs	4,706
Forward loan sale commitments	352,633	n/a	0.1 yrs	(5,296)
Total non-hedging derivative instruments	1,571,304
Total derivative instruments	$1,893,224
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
The interest rate swaps designated as cash flow hedges are used to reduce the variability in the interest paid on the junior subordinated borrowings. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate exchange agreements and are not designated as hedges. We had offsetting interest rate swaps with other counterparties in we agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded in noninterest income on the Consolidated Statements of Operations.

As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Operations.
In order to further lessen the price volatility of the MSRs, we may enter into interest rate swaptions. These derivatives allow us or our counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Operations.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Operations.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income. There were 0 covered call options outstanding as of December 31, 2012.

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
Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. The model computes projected net interest income assuming market rates remain unchanged and then compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in products, such as callable agencies and mortgage-backed securities, real estate mortgage loans and callable borrowings, are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $6.3 million, or 4.2%, from the net interest income in the rates unchanged scenario at December 31, 2012. At December 31, 2011, the projected variance in the rising rate scenario was a decrease of $0.9 million, or 0.6%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both December 31, 2012 and December 31, 2011.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	December 31, 2012		December 31, 2011
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$6,312	4.2%	$(907)	(0.6)%
-200 basis points over one year	N/A	N/A	N/A	N/A
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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$464	$—	$—	$—	$—	$—	$464
Investment securities and FHLB/FRB stock	48,805	180,173	124,663	389,868	198,283	400,915	1,342,707
Loans	3,194,355	154,268	131,215	302,281	201,758	122,805	4,106,682
Total interest-earning assets	$3,243,624	$334,441	$255,878	$692,149	$400,041	$523,720	$5,449,853
Interest-bearing liabilities:							—
Interest-bearing checking, savings and money market accounts	$397,980	$417,112	$103,037	$141,083	$141,083	$185,384	$1,385,679
Certificates of deposit	76,947	335,021	238,080	171,814	106,772	34,305	962,939
Short-term borrowings	1,446,569	16,450	—	—	—	—	1,463,019
Long-term borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607
Subordinated notes, net	—	—	—	—	—	33,366	33,366
Total interest-bearing liabilities	$1,921,496	$809,821	$341,117	$312,897	$247,855	$298,424	$3,931,610
Period gap	$1,322,128	$(475,380)	$(85,239)	$379,252	$152,186	$225,296	$1,518,243
Cumulative gap	$1,322,128	$846,748	$761,509	$1,140,761	$1,292,947	$1,518,243
Period gap to total assets	22.79%	(8.19)%	(1.47)%	6.54%	2.62%	3.88%	26.17%
Cumulative gap to total assets	22.79%	14.59%	13.12%	19.66%	22.28%	26.17%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	168.81%	131.00%	124.79%	133.70%	135.59%	138.62%	138.62%

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

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU will be effective for all interim and annual periods beginning after December 15, 2012. This accounting standard is not expected to have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU requires either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments. Available guidance indicates that, while this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. These ASUs became effective for the interim or annual periods beginning after December 15, 2011. These accounting standards were adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs (international financial reporting standards). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU became effective for the interim and annual period beginning after December 15, 2011. This accounting standard was adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removed two criteria from the assessment of effective control when determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU became effective for the interim or annual period beginning after December 15, 2011, with no early adoption permitted. This accounting standard was adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
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

	2012 Quarter Ended				2011 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$47,684	$46,192	$46,005	$46,267	$46,345	$47,299	$46,821	$47,595
Interest expense	7,174	8,996	9,627	10,465	11,079	12,581	14,578	15,408
Net interest income	40,510	37,196	36,378	35,802	35,266	34,718	32,243	32,187
Provision for loan losses	1,200	900	100	7,350	10,955	16,240	11,822	10,241
Noninterest income	51,962	47,250	31,889	23,946	16,538	19,432	6,387	6,885
Noninterest expense	55,284	55,899	43,986	36,568	31,846	28,152	27,846	28,549
Income/(loss) before income taxes	35,988	27,647	24,181	15,830	9,003	9,758	(1,038)	282
Income taxes (benefit)	14,530	10,898	9,956	6,361	(73,317)	(42)	355	(106)
Net income/(loss)	21,458	16,749	14,225	9,469	82,320	9,800	(1,393)	388
Preferred dividends and discounts	(1,765)	(1,757)	(1,748)	(1,742)	(12,235)	(2,477)	(2,470)	(2,464)
Net income/(loss) applicable to common stockholders	$19,693	$14,992	$12,477	$7,727	$70,085	$7,323	$(3,863)	$(2,076)
Income/(loss) per share:
Basic	$0.66	$0.50	$0.42	$0.26	$3.20	$0.35	$(0.19)	$(0.12)
Diluted	0.65	0.49	0.41	0.26	3.20	0.35	(0.19)	(0.12)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Taylor Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taylor Capital Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of Taylor Capital Group, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
March 8, 2013

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$165,921	$120,075
Short-term investments	464	1,089
Total cash and cash equivalents	166,385	121,164
Investment securities:
Available for sale, at fair value	936,938	1,175,380
Held to maturity, at amortized cost (fair value of $342,231 at December 31, 2012 and $111,054 at December 31, 2011)	330,819	104,296
Loans held for sale, at fair value	938,379	185,984
Loans, net of allowance for loan losses of $82,191 at December 31, 2012 and $103,744 at December 31, 2011	3,086,112	2,824,555
Premises, leasehold improvements and equipment, net	16,062	14,882
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	74,950	56,781
Mortgage servicing rights, at fair value	78,917	8,742
Other real estate and repossessed assets, net	24,259	35,622
Other assets	149,589	158,404
Total assets	$5,802,410	$4,685,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,179,724	$802,480
Interest-bearing	2,348,618	2,320,731
Total deposits	3,528,342	3,123,211
Accrued interest, taxes and other liabilities	131,473	61,183
Short-term borrowings	1,463,019	768,133
Long-term borrowings	—	147,500
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	33,366	89,648
Total liabilities	5,242,807	4,276,282
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at December 31, 2012 and no shares issued and outstanding at December 31, 2011, $25 liquidation value	100,000	—
Series B, 5% fixed rate cumulative perpetual; 104,823 shares authorized, 104,823 shares issued and outstanding at December 31, 2012 and December 31, 2011, $1,000 liquidation value	103,813	102,042
Series D, nonvoting, convertible; 860,378 shares authorized, no shares issued and outstanding at December 31, 2012 and 405,330 shares issued and outstanding at December 31, 2011	—	4
Series G, nonvoting, convertible; 1,350,000 shares authorized, no shares issued and outstanding at December 31, 2012, and 877,344 shares issued and outstanding at December 31, 2011	—	9
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at December 31, 2012, and no shares issued and outstanding at December 31, 2011	13	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,150,040 shares issued at December 31, 2012 and 29,718,074 shares issued at December 31, 2011; 28,792,042 shares outstanding at December 31, 2012 and 28,360,076 shares outstanding at December 31, 2011	302	297
Surplus	412,391	423,674
Accumulated deficit	(63,537)	(118,426)
Accumulated other comprehensive income, net	36,206	31,513
Treasury stock, at cost, 1,357,998 shares at December 31, 2012 and December 31, 2011	(29,585)	(29,585)
Total stockholders’ equity	559,603	409,528
Total liabilities and stockholders’ equity	$5,802,410	$4,685,810
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on loans	$145,962	$140,307	$153,899
Interest and dividends on investment securities:
Taxable	37,078	44,864	50,162
Tax-exempt	3,100	2,874	4,444
Interest on cash equivalents	8	15	11
Total interest income	186,148	188,060	208,516
Interest expense:
Deposits	19,100	29,147	44,286
Short-term borrowings	2,248	2,852	5,883
Long-term borrowings	612	5,851	8,054
Junior subordinated debentures	5,859	5,792	5,804
Subordinated notes	8,443	10,004	8,415
Total interest expense	36,262	53,646	72,442
Net interest income	149,886	134,414	136,074
Provision for loan losses	9,550	49,258	143,127
Net interest income (loss) after provision for loan losses	140,336	85,156	(7,053)
Noninterest income:
Service charges	13,530	11,481	11,282
Mortgage banking revenue	125,505	20,384	14,261
Gain (loss) on disposition of bulk purchased mortgage loans	(5)	105	(2,418)
Gains on sales of investment securities, net	5,464	4,944	41,376
Other derivative income	4,322	7,026	1,963
Other noninterest income	6,231	5,302	6,219
Total noninterest income	155,047	49,242	72,683
Noninterest expense:
Salaries and employee benefits	124,930	64,736	54,073
Occupancy of premises	9,476	8,603	8,328
Furniture and equipment	2,908	2,162	2,284
Nonperforming asset expense	4,951	5,264	19,790
Early extinguishment of debt	7,721	3,444	378
FDIC assessment	6,795	6,705	8,238
Legal fees, net	3,413	3,821	4,922
Loan expense, net	6,815	3,005	2,155
Outside services	3,914	2,058	1,761
Other noninterest expense	20,814	16,595	16,307
Total noninterest expense	191,737	116,393	118,236
Income (loss) before income taxes	103,646	18,005	(52,606)
Income tax expense (benefit)	41,745	(73,110)	1,217
Net income (loss)	61,901	91,115	(53,823)
Preferred dividends and discounts	(7,012)	(9,145)	(9,699)
Implied non-cash preferred dividend	—	(10,501)	(15,756)
Net income (loss) applicable to common stockholders	$54,889	$71,469	$(79,278)
Basic income (loss) per common share	$1.84	$3.45	$(5.27)
Diluted income (loss) per common share	1.79	3.45	(5.27)
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Ended December 31,
	2012	2011	2010
Net income (loss)	$61,901	$91,115	$(53,823)
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(22)	53,169	(26,946)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	4,176	103	(275)
Change in unrealized gain (loss) from cash flow hedging instruments	539	1,499	(2,069)
Change in net deferred losses from termination of cash flow hedging instruments	—	(761)	(1,904)
Total other comprehensive income (loss), net of income tax	4,693	54,010	(31,194)
Total comprehensive income (loss), net of income tax	$66,594	$145,125	$(85,017)
See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data)

	Preferred Stock
	Series A 2008	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Series A	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at Balance at December 31, 2009	$60,000	$98,844	$—	$—	$—	$—	$—	$—	$—	$120	$226,398	$(110,617)	$8,697	$(24,636)	$258,806
Conversion of Series A Preferred 2008 to common stock	(60,000)	—	—	—	—	—	—	—	—	60	59,919	—	—	—	(21)
Implied noncash preferred dividend	—	—	—	—	—	—	—	—	—	12	15,744	(15,756)	—	—	—
Issuance of Series C Preferred, net of issuance costs	—	—	31,912	—	—	—	—	—	—	—	(964)	—	—	—	30,948
Issuance of Series D Preferred, net of issuance costs	—	—	—	4	—	—	—	—	—	—	4,945	—	—	(4,949)	—
Issuance of Series E Preferred, net of issuance costs	—	—	—	—	5,588	—	—	—	—	—	(291)	—	—	—	5,297
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	4,787	—	—	—	4,787
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5	—	—	—	5
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	—	2,150	—	—	—	2,150
Net loss	—	—	—	—	—	—	—	—	—	—	—	(53,823)	—	—	(53,823)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(31,194)	—	(31,194)
Preferred stock dividends declared, Series A – $0.50 per share	—	—	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Preferred stock dividends and discounts accumulated, Series B	—	1,545	—	—	—	—	—	—	—	—	—	(6,786)	—	—	(5,241)
Preferred stock dividends declared, Series C – $1.26 per share	—	—	—	—	—	—	—	—	—	—	—	(1,610)	—	—	(1,610)
Preferred stock dividends declared, Series E – $0.46 per share	—	—	—	—	—	—	—	—	—	—	—	(103)	—	—	(103)
Balance at Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (dollars in thousands, except per share data)

	Preferred Stock
	Series A 2008	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Series A	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	—	25,000	—	—	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	—	(25,000)	2	—	—	23	24,975	—	—	—	—
Issuance of common stock in rights offering	—	—	—	—	—	—	—	—	—	44	34,956	—	—	—	35,000
Rights offering and conversion Series C and E costs	—	—	—	—	—	—	—	—	—	—	(1,200)	—	—	—	(1,200)
Conversion of Series C to common stock	—	—	(31,912)	—	—	—	—	—	—	26	31,886	—	—	—	—
Conversion of Series E to Series G	—	—	—	—	(5,588)	—	5	—	—	—	5,583	—	—	—	—
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	—	2,605	—	—	—	2,605
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	81	—	—	—	81
Net income	—	—	—	—	—	—	—	—	—	—	—	91,115	—	—	91,115
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	54,010	—	54,010
Preferred stock dividends and discounts accumulated, Series B	—	1,653	—	—	—	—	—	—	—	—	—	(6,895)	—	—	(5,242)
Preferred stock dividends Series C and E, paid in common stock and Series G Preferred	—	—	—	—	—	—	—	—	—	3	2,246	—	—	—	2,249
Implied noncash preferred dividend	—	—	—	—	—		2		—	9	10,490	(10,501)	—	—	—
Preferred stock dividends declared, Series C— $0.50 per share	—	—	—	—	—	—	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared, Series E— $1.50 per share	—	—	—	—	—	—	—	—	—	—	—	(335)	—	—	(335)
Balance at December 31, 2011	$—	$102,042	$—	$4	$—	$—	$9	$—	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (dollars in thousands, except per share data)

	Preferred Stock
	Series A 2008	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Series A	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$—	$102,042	$—	$4	$—	$—	$9	$—	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of Series A Preferred, net of issuance costs	—	—	—	—	—	—	—	—	100,000	—	(3,525)	—	—	—	96,475
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	—	2	(1)		—	—	1
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	—	2,358	—	—	—	2,358
Tax expense on options, dividends and vesting	—	—	—	—	—	—	—	—	—	—	(473)	—	—	—	(473)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	169	—	—	—	169
Net income	—	—	—	—	—	—	—	—	—	—	—	61,901	—	—	61,901
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	4,693	—	4,693
Repurchase of TARP warrant	—	—	—	—	—	—	—	—	—	—	(9,839)	—	—	—	(9,839)
Issuance of common stock for warrant exercises	—	—	—	—	—	—	—	—	—	3	124	—	—	—	127
Exchange of Series D and G for Nonvoting Preferred	—	—	—	(4)	—	—	(9)	13	—	—	—	—	—	—	—
Rights offering and Series C and E conversion costs	—	—	—	—	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumulated, Series B	—	1,771	—	—	—	—	—	—	—	—	—	(7,012)	—	—	(5,241)
Balance at Balance at December 31, 2012	$—	$103,813	$—	$—	$—	$—	$—	$13	$100,000	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$61,901	$91,115	$(53,823)
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(4,322)	(7,026)	(1,963)
Gains on sales of investment securities, net	(5,464)	(4,944)	(41,376)
Amortization of premiums and discounts, net	8,571	5,022	3,417
Other-than-temporary impairment on investment securities	125	571	—
Deferred loan fee amortization	(3,881)	(4,289)	(5,983)
Provision for loan losses	9,550	49,258	143,127
Loans originated for sale	(4,983,255)	(1,708,354)	(821,350)
Proceeds from loan sales	4,297,838	1,787,778	630,771
Gains from sales of originated mortgage loans	(108,059)	(18,051)	(6,187)
Depreciation and amortization	2,581	2,408	2,309
Deferred income tax expense (benefit)	37,705	(73,476)	—
Losses on other real estate and other repossessed assets	3,366	3,511	12,643
Excess tax benefit (shortfall) on stock options exercised and stock awards	(77)	510	5
Net cash received on initiation/termination of derivative instruments	—	937	—
Change in fair value of mortgage derivative instruments	(18,221)	4,150	(4,049)
Change in fair value of mortgage servicing rights	1,683	136	—
Other, net	4,334	3,514	(5,969)
Changes in other assets and liabilities:
Accrued interest receivable	(34)	235	946
Other assets	(5,747)	2,442	10,515
Accrued interest payable, taxes and other liabilities	45,680	5,227	(3,769)
Net cash provided by (used in) operating activities	(655,726)	140,674	(140,736)
Cash flows from investing activities:
Purchases of available for sale securities	(346,369)	(207,443)	(1,147,907)
Purchases of held to maturity securities	(117,458)	(22,404)	(50,224)
Proceeds from principal payments and maturities of available for sale securities	190,882	118,317	247,975
Proceeds from principal payments and maturities of held to maturity securities	51,481	19,191	4,929
Proceeds from sales of available for sale securities	262,874	130,635	965,605
Net increase in loans	(279,667)	(178,176)	(15,750)
Net additions to premises, leasehold improvements and equipment	(3,761)	(1,400)	(2,684)
Purchases of FHLB and FRB stock	(43,834)	(16,749)	(8,822)
Proceeds from redemptions of FHLB and FRB stock	25,665	—	—
Purchase of mortgage servicing rights	(32,366)	(2,663)	—
Net proceeds from sales of other real estate and repossessed assets	18,277	17,478	16,822
Net cash provided by (used in) investing activities	$(274,276)	$(143,214)	$9,944

Consolidated Statements of Cash Flow continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	$406,164	$91,003	$48,552
Net increase (decrease) in short-term borrowings	694,886	218,461	(57,997)
Proceeds from long-term borrowings	—	20,000	226,336
Repayments of long-term borrowings	(147,500)	(338,836)	(117,000)
Repayment of subordinated notes	(60,000)	—	—
Net proceeds from preferred stock issuance	96,475	24,350	36,245
Net proceeds from issuance of subordinated notes	—	81	36,150
Net proceeds from issuance of common stock	(96)	33,800	(21)
Common stock issued in warrant exercise	127	—	—
Restricted stock grant	1	—	—
Excess tax benefit (shortfall) on stock options exercised and stock awards	77	(510)	(5)
Exercise of stock options	169	9	5
Repurchase of TARP warrant	(9,839)	—	—
Preferred stock dividends paid and discounts accumulated	(5,241)	(5,983)	(8,613)
Net cash provided by financing activities	975,223	42,375	163,652
Net increase in cash and cash equivalents	45,221	39,835	32,860
Cash and cash equivalents, beginning of period	121,164	81,329	48,469
Cash and cash equivalents, end of period	$166,385	$121,164	$81,329

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$18,651	$55,444	$74,716
Income taxes	6,332	(408)	(4,855)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	162,798	—	55,633
Change in fair value of available for sale investments securities, net of tax	(22)	53,169	(26,946)
Available for sale investment securities acquired, not yet settled	23,625	—	—
Transfer of portfolio loans to held for sale loans	—	—	39,053
Transfer of held for sale loans to portfolio loans	1,589	5,720	52,967
Transfer of loans to equity securities	3,750	—	—
Loans transferred to other real estate and repossessed assets	10,280	25,143	34,725
Additions to mortgage servicing rights resulting from originations	39,492	5,943	—
Exchange of common stock for Series D Preferred	—	—	4,949
Preferred stock dividends paid in common stock and Series G Preferred	—	2,249	—
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to U.S. generally accepted accounting principles ("U.S. GAAP") and general reporting practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, the valuation of deferred tax assets , the valuation of mortgage servicing rights, and the valuation of financial instruments such as investment securities, and derivatives. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

The following is a summary of the more significant accounting and reporting policies:

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”), and reflect consolidated total assets of $5.80 billion. The Bank is a commercial bank headquartered in Chicago with asset-based lending, residential mortgage lending and commercial equipment leasing offices located nationwide. All significant intercompany balances and transactions between consolidated companies have been eliminated. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts (TAYC Capital Trust I and TAYC Capital Trust II) created for the sole purpose of issuing trust preferred securities.

The Company’s products and services consist of commercial banking, commercial real estate lending, asset-based lending, residential mortgage lending, commercial equipment leasing and retail banking. These products are delivered by two operating segments—Banking and Mortgage Banking. Segment results are presented in Note 23—“Segment Reporting.”

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreements to resell with original maturities of less than 90 days. All federal funds are sold overnight with daily settlement required.

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability management strategies or because of liquidity needs, changes in interest rates and resulting prepayment risk, or for other similar reasons, are classified as available for sale and carried at fair value. Unrealized gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income ("OCI") in stockholders’ equity. Securities that the Company has the ability and positive intent to hold until maturity are classified as held to maturity and carried at amortized cost. Premiums and discounts on investment securities are amortized over the estimated life of the security, using the effective interest method. In determining the estimated life of mortgage-related securities, certain judgments are required as to the time and amount of future principal repayments, and these judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates.

A decline in fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount and a new cost basis for the security. In determining if an impairment is other-than-temporary, the Company considers whether it expects to receive all future principal and interest payments in accordance with the original terms, whether it intends to sell the security, or whether it more-likely-than-not will be required to sell the security before recovery. If the Company intends to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment charge will be recognized in earnings for the difference between the amortized cost basis and the fair value of the security. If the Company does not expect to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the other-than-temporary impairment is separated into the amount of the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in OCI.

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

Mortgage Loan Representation and Warranty Reserve:

The Company originates and sells residential mortgage loans in the secondary market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the ownership of the loan, the validity of the lien securing the loan, the nature and extent of underwriting standards applied and the types of documentation being provided. These representations and warranties are generally enforceable over the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loans.

The Company maintains a representation and warranty reserve to account for the expected losses related to loans it might be required to repurchase or the indemnity payments it may have to make to purchasers. The representation and warranty reserve reflects management's best estimate of probable lifetime loss. The reserve considers both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company's previous estimate of expected losses on loans sold. Factors considered include borrower performance, repurchase demand behavior, and historical loan defect experience. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors.
At the time a loan is funded, the representation and warranty reserve is recorded as a decrease in mortgage banking revenue on the Consolidated Statements of Operations and recorded in accrued interest, taxes and other liabilities on the Company's Consolidated Balance Sheets. Changes to the reserve are recorded as an increase or decrease to mortgage banking revenue on the Consolidated Statements of Operations.
Loans:

Loans are stated at the principal amount outstanding, net of unearned discount. Unearned discount on consumer loans is recognized as income over the terms of the loans using a method that approximates an effective interest method. Interest income on commercial and other non-consumer loans is generally recognized using the level-yield method. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the life of the loan as an adjustment of the related loans' yield.

Certain mortgage loans originated for sale by Cole Taylor Mortgage and subsequently transferred to the Company's portfolio are recorded at fair value at the time of transfer and thereafter.

Allowance for Loan Losses:

An allowance for loan losses has been established to provide for losses to loans that may not repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs for actual loan losses, net of recoveries. The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specifies the number of days of delinquency at which to charge off a consumer loan by type of credit. Except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations, and other considerations identified in its internal loan review and workout processes.

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

A portion of the total allowance for loan losses is related to impaired loans. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans unless modified in a troubled debt restructuring (“TDR”). A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is evaluated to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the value of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

Income Recognition on Nonaccrual Loans:

Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, when a loan’s principal and interest is contractually past due 90 days it is placed on nonaccrual, unless the loan is adequately secured and in the process of collection. The nonrecognition of interest income on an accrual basis does not constitute forgiveness of the interest. After a loan is placed on nonaccrual status, any current period interest previously accrued but not yet collected is reversed against current income. Interest is included in income subsequent to the date the loan is placed on nonaccrual status only as interest is received and so long as management is satisfied that there is a high probability that principal will be collected in full. The loan is returned to accrual status only if and when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

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

Other Real Estate and Repossessed Assets:

Other real estate and repossessed assets consists primarily of properties acquired through foreclosure or deed in lieu of foreclosure. At foreclosure or obtaining possession of the asset, other real estate or repossessed assets are recorded at the lower of the recorded investment in the loan or the fair value, less estimated cost to sell, through a charge to the allowance for loan losses, if necessary. Generally, the fair value of the real estate at foreclosure is determined by a current appraisal and the fair value of other repossessed assets is based upon the estimated net proceeds from the sale or disposition of the underlying collateral. Subsequent write-downs required by changes in fair value or disposal expenses are recorded through a valuation allowance and charged to nonperforming asset expense. Carrying costs of these properties, net of related income, and gains or losses on the sale from disposition are also reported as nonperforming asset expense.

Mortgage Servicing Rights:

The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors or master servicer. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights may also be acquired in a bulk purchase. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.
Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment should be made to bring the internal valuation in line with the external valuation.
The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statement of Operations.
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

Earnings Per Share:

Basic earnings per share is computed as net income applicable to common stockholders divided by the weighted-average number of common shares outstanding that are eligible to participate in the net earnings or loss for the period using the two-class method. Net income applicable to common stockholders represents net income or loss for the period less dividends declared or accumulated on preferred stock, including any discount accretion. Diluted earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock and preferred stock that can be converted into shares of common stock. The dilutive impact of stock options and warrants are computed using the treasury stock method. The dilutive impact of convertible preferred stock is computed using the if-converted method which assumes the convertible security is converted at the beginning of the period (or issuance, if later), resulting in an increase to the number of common shares outstanding but a decrease to the amount of preferred dividends that would have been included in the determination of net income applicable to common stockholders. The computation of diluted earnings per share does not assume conversion or exercise of common stock equivalents that would have an antidilutive effect on earnings per share. A reconciliation of the net income applicable to common stockholders and weighted average shares used in the basic and diluted earnings per share computation is included in Note 14—“Earnings Per Share.”

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

Nonqualified Deferred Compensation Plan: The Company maintains a nonqualified deferred compensation program for certain key employees which allows participants to defer a portion of their base salaries, commissions or incentive compensation. The amount of compensation deferred by a participant, along with any Company discretionary contributions to the plan, are held in a rabbi trust for the participant. The Company’s discretionary contributions are recorded as additional compensation expense when contributed. While the Company maintains ownership of the assets, the participants are allowed to direct the investment of the assets in several equity and fixed income mutual funds. These assets are recorded at their fair value in other assets on the Consolidated Balance Sheets. A liability is established, in accrued interest, taxes and other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair value of plan assets is recorded in other noninterest income on the Consolidated Statements of Operations. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Operations.

Derivative Financial Instruments and Hedging Activities:

The Company uses derivative financial instruments (derivatives), including interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate swap agreements, interest rate corridors, floors and collars, as well as interest rate lock and forward loan sale commitments to either accommodate individual customer borrowing needs or to assist in its own interest rate risk management. The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. All derivatives are measured and reported at fair value on the Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the change in fair value of the derivative, as well as the offsetting change in fair value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, change in fair value of the derivative that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value of the derivative. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in noninterest income on the Consolidated Statements of Operations.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are reported in noninterest income on the Consolidated Statements of Operations.

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

When hedge accounting is discontinued, the future gains and losses arising from any change in fair value are recorded in noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in OCI are amortized or accreted into earnings over the same periods in which the hedged transactions would have affected earnings.

The estimates of fair values of the Company’s derivatives are calculated using independent, third-party valuation models to estimate market-based valuations with the exception of the valuation of forward loan sale commitments and interest rate lock commitments, which are valued using internal models. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both the Company and the counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility reflected in the Consolidated Statements of Operations.

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

Comprehensive Income:

Comprehensive income or loss includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in deferred gains and losses on investment securities transferred from available for sale to held to maturity, changes in unrealized gains and losses associated with cash flow hedging instruments, and the amortization of deferred gains and losses associated with terminated cash flow hedges. See Note 13—“Other Comprehensive Income (OCI)” for further details.

New Accounting Standards:

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU will be effective for all interim and annual periods beginning after December 15, 2012. This accounting standard is not expected to have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 provides guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in OCI. The FASB has eliminated the option to present OCI as part of the statement of changes in stockholders’ equity. This ASU requires either the addition of OCI to the current statement of operations for one single statement of comprehensive income or the addition of a statement that presents total OCI. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers only those changes to ASU 2011-05 that relate to the presentation of reclassification adjustments. Available guidance indicates that, while this issue is being reconsidered, entities should continue to report reclassifications out of accumulated OCI consistent with guidance in effect prior to ASU 2011-05. These ASUs became effective for the interim or annual periods beginning after December 15, 2011. These accounting standards were adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs (international financial reporting standards). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU became effective for the interim and annual period beginning after December 15, 2011. This accounting standard was adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removed two criteria from the assessment of effective control when determining whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The remaining criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) if all of certain conditions are met. This ASU became effective for the interim or annual period beginning after December 15, 2011, with no early adoption permitted. This accounting standard was adopted by the Company as of the first quarter 2012 and the adoption did not have a material effect on our consolidated financial statements.

Reclassifications:

Amounts in the prior years’ consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In 2012, the Company revised the presentation of several schedules in Note 4 - "Loans and Loans Held for Sale" to exclude loans held for sale.

2. Cash and Due from Banks

The Bank maintains certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. The average balance required to be maintained was $18.8 million for the year ended December 31, 2012 and $7.9 million for the year ended December 31, 2011.

3. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31, 2012 and 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$9,998
U.S. government sponsored agency securities	15,073	983	—	16,056
Residential mortgage-backed securities	549,735	27,385	(406)	576,714
Commercial mortgage-backed securities	134,774	11,926	—	146,700
Collateralized mortgage obligations	21,106	340	—	21,446
State and municipal obligations	162,702	4,182	(860)	166,024
Total at December 31, 2012	$893,388	$44,816	$(1,266)	$936,938
December 31, 2011:
U.S. government sponsored agency securities	$24,473	$796	$—	$25,269
Residential mortgage-backed securities	834,383	26,285	(1,731)	858,937
Commercial mortgage-backed securities	137,646	10,561	—	148,207
Collateralized mortgage obligations	68,598	2,022	—	70,620
State and municipal obligations	67,418	4,929	—	72,347
Total at December 31, 2011	$1,132,518	$44,593	$(1,731)	$1,175,380

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
December 31, 2012:
Residential mortgage-backed securities	$220,762	$9,150	$(189)	$229,723
Collateralized mortgage obligations	57,853	2,346	(81)	60,118
State and municipal obligations	52,204	186	—	52,390
Total at December 31, 2012	$330,819	$11,682	$(270)	$342,231
December 31, 2011:
Residential mortgage-backed securities	$81,901	$6,042	$—	$87,943
Collateralized mortgage obligations	22,395	716	—	23,111
Total at December 31, 2011	$104,296	$6,758	$—	$111,054
As of December 31, 2012, the Company held $1.03 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $1.03 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $5.0 million were private-label residential mortgage related securities.
In 2012, the Company transferred $162.8 million of investment securities from available for sale to held to maturity with an unrealized gain of $8.4 million. The Company has the intent and ability to hold these investment securities until maturity.
Investment securities with an approximate book value of $632.4 million at December 31, 2012 and $930.0 million at December 31, 2011, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has decreased due to the Company's increased use of loans as pledge assets.
The following table summarizes the Company’s gross realized gains and losses on investment security sales for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Gross realized gains	$6,357	$5,023	$41,390
Gross realized losses	(893)	(79)	(14)
Net realized gains	$5,464	$4,944	$41,376

The following table summarizes, for investment securities with unrealized losses as of December 31, 2012 and 2011, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
December 31, 2012:
U.S. government sponsored agency securities	$9,998	$—	$—	$—	$9,998	$—
Residential mortgage-backed securities	24,802	(57)	3,888	(349)	28,690	(406)
State and municipal obligations	52,400	(860)	—	—	52,400	(860)
Total temporarily impaired available for sale securities	$87,200	$(917)	$3,888	$(349)	$91,088	$(1,266)
December 31, 2011:
Residential mortgage-backed securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)
Total temporarily impaired available for sale securities	$15,024	$(66)	$4,939	$(1,665)	$19,963	$(1,731)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
December 31, 2012:
Residential mortgage-backed securities	$26,728	$(189)	$—	$—	$26,728	$(189)
Collateralized mortgage obligations	4,659	(81)	$—	$—	4,659	(81)
Total temporarily impaired held to maturity securities	$31,387	$(270)	$—	$—	$31,387	$(270)
December 31, 2011:
Total temporarily impaired held to maturity securities	$—	$—	$—	$—	$—	$—
At December 31, 2012, the Company had two investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $349,000. Each of the two securities in an unrealized loss position was a private-label residential mortgage-backed security.
Of the two private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed this security, considering the severity and duration of the loss and current credit ratings, and concluded that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for this type of security. The one other private-label residential mortgage related security in an unrealized loss position for more than 12 months had a total unrealized loss of $331,000, which was greater than 10% of the amortized cost of the security, and was subject to further review for other-than-temporary impairment. If this analysis shows that the Company does not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss.

For the one private-label security that was in an unrealized loss position of more than 10% of amortized cost, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The private-label mortgage related security had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. The Company purchased the private-label security that was one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis took into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the value of this private-label security because of the continued lack of active trading. This security does not contain subprime mortgage loans, but does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn. The Company has not recognized an other-than-temporary impairment loss on this security. The independent cash flow analysis performed in 2012 indicated that there was no expected credit loss on this security. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded in the twelve months ended December 31, 2012.
One additional investment security was evaluated for other-than-temporary impairment at December 31, 2012. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. Previously, the Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of December 31, 2012 and no additional other-than-temporary impairment was recorded in 2012. The fair value of this investment security was $551,000 at December 31, 2012.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2012:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$10,168	$10,169
Due after one year through five years	3,599	3,879
Due after five years through ten years	52,152	55,428
Due after ten years	121,854	122,602
Residential mortgage-backed securities	549,735	576,714
Commercial mortgage-backed securities	134,774	146,700
Collateralized mortgage obligations	21,106	21,446
Total available for sale	$893,388	$936,938

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after ten years	$52,204	$52,390
Residential mortgage-backed securities	220,762	229,723
Collateralized mortgage obligations	57,853	60,118
Total held to maturity	$330,819	$342,231
Investment securities do not include the Bank's investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $75.0 million at December 31, 2012 and $56.8 million at December 31, 2011. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At December 31, 2012, the Company had a $63.3 million investment in FHLBC stock, compared to $45.1 million at December 31, 2011. As of December 31, 2012, the Company believes that it will ultimately recover the par value of the FHLBC stock.

4 . Loans and Loans Held for Sale
Loans by type at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Loans:
Commercial and industrial	$1,590,587	$1,426,221
Commercial real estate secured	965,978	1,037,976
Residential construction and land	45,903	64,824
Commercial construction and land	103,715	99,021
Lease receivables	50,803	—
Consumer	416,635	300,257
Gross loans	3,173,621	2,928,299
Less: Unearned discount	(5,318)	—
Loans	3,168,303	2,928,299
Less: Allowance for loan losses	(82,191)	(103,744)
Loans, net	$3,086,112	$2,824,555
Loans Held for Sale:
Total Loans Held for Sale	$938,379	$185,984
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
The following table presents the aging of loans by class at December 31, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
December 31, 2012
Commercial and industrial	$—	$—	$16,705	$16,705	$1,573,882	$1,590,587
Commercial real estate secured	—	—	14,530	14,530	951,448	965,978
Residential construction and land	—	—	4,495	4,495	41,408	45,903
Commercial construction and land	—	—	15,220	15,220	88,495	103,715
Lease receivables, net	—	—	—	—	45,485	45,485
Consumer	4,137	1,974	8,587	14,698	401,937	416,635
Loans	$4,137	$1,974	$59,537	$65,648	$3,102,655	$3,168,303
December 31, 2011
Commercial and industrial	$129	$—	$42,909	$43,038	$1,383,183	$1,426,221
Commercial real estate secured	—	—	35,159	35,159	1,002,817	1,037,976
Residential construction and land	—	—	7,810	7,810	57,014	64,824
Commercial construction and land	—	—	5,279	5,279	93,742	99,021
Consumer	5,589	1,691	11,904	19,184	281,073	300,257
Loans	$5,718	$1,691	$103,061	$110,470	$2,817,829	$2,928,299
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
The following table presents the risk categories of loans by class at December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
December 31, 2012
Commercial and industrial	$1,540,041	$28,298	$5,543	$16,705	$1,590,587
Commercial real estate secured	914,250	20,194	17,004	14,530	965,978
Residential construction and land	37,150	4,258	—	4,495	45,903
Commercial construction and land	83,159	5,276	60	15,220	103,715
Lease receivables, net	45,485	—	—	—	45,485
Consumer	408,048	—	—	8,587	416,635
Loans	$3,028,133	$58,026	$22,607	$59,537	$3,168,303
December 31, 2011
Commercial and industrial	$1,358,261	$6,458	$18,593	$42,909	$1,426,221
Commercial real estate secured	963,909	30,557	8,351	35,159	1,037,976
Residential construction and land	51,332	5,682	—	7,810	64,824
Commercial construction and land	71,970	—	21,772	5,279	99,021
Consumer	288,353	—	—	11,904	300,257
Loans	$2,733,825	$42,697	$48,716	$103,061	$2,928,299
Impaired loans include all nonaccrual loans, as well as accruing loans estimated to have higher risk of noncompliance with the present repayment schedule for both interest and principal. Unless modified in a troubled debt restructuring, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans.
The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specify the number of days of delinquency at which to charge-off a consumer loan by type of credit. Except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have an impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations and other considerations identified in its internal loan review and workout processes.

The Company had $2.4 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2012, compared to $3.1 million at December 31, 2011. The Company had $1.5 million in commitments to lend on impaired loans as of December 31, 2012, with $170,000 of that amount committed to loans that are classified as TDRs. At December 31, 2012, the Company had $17.5 million of loans classified as performing restructured loans which consisted of $12.9 million of commercial loans and $4.6 million of consumer loans. At December 31, 2011, the company had $3.1 million of letters of credit outstanding related to nonaccrual and impaired loans. The Company had $396,000 in commitments to lend on impaired loans as of December 31, 2011, with $329,000 of that amount committed to loans that were classified as TDRs. At December 31, 2011, the Company had $14.2 million of loans classified as performing restructured loans which included commercial loans of $9.4 million and consumer loans of $4.8 million.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$4,998	$3,006	$—	$16,810	$13,241	$—
Commercial real estate secured	31,073	21,442	—	19,152	8,386	—
Residential construction and land	16,378	4,495	—	3,161	3,086	—
Commercial construction and land	5,402	4,194	—	7,952	6,672	—
Consumer	6,684	6,462	—	5,722	5,638	—
Subtotal	64,535	39,599	—	52,797	37,023	—
With an allowance recorded:
Commercial and industrial	20,595	15,235	8,006	56,533	35,654	23,292
Commercial real estate secured	8,117	4,483	1,121	38,769	31,012	7,540
Residential construction and land	—	—	—	17,530	4,727	1,181
Commercial construction and land	11,038	11,026	2,930	220	119	31
Subtotal	39,750	30,744	12,057	113,052	71,512	32,044
Total impaired loans	$104,285	$70,343	$12,057	$165,849	$108,535	$32,044
The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of December 31, 2012, 2011 and 2010:

	December 31, 2012		December 31, 2011		December 31, 2010
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$6,491	$23	$11,302	$186	$10,128
Commercial real estate secured	19,239	320	18,496	37	10,026
Residential construction and land	3,572	—	5,754	—	16,371
Commercial construction and land	4,182	—	4,755	8	2,475
Consumer	5,981	108	3,070	77	1,304
Subtotal	39,465	451	43,377	308	40,304
With an allowance recorded:
Commercial and industrial	21,402	166	53,656	49	28,298
Commercial real estate secured	14,762	190	37,643	250	45,602
Residential construction and land	2,632	—	8,820	51	27,988
Commercial construction and land	7,604	—	3,489	31	9,178
Subtotal	46,400	356	103,608	381	111,066
Total impaired loans	$85,865	$807	$146,985	$689	$151,370	$1,881
The majority of the Company's commercial credit customers are located within the Chicago area, although they may do business outside of that area. As of December 31, 2012, approximately 31% of the Company’s loans involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 38% as of

December 31, 2011. Recent system enhancements have allowed a more granular level of detail in measuring the Company's loan concentration and the December 31, 2011 percentage has been updated to reflect this more refined measure.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2012, 2011 and 2010:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(5,480)	1,687	57	7,060	273	5,953	9,550
Charge-offs	(15,289)	(12,056)	(1,776)	(5,197)	—	(3,340)	(37,658)
Recoveries	5,326	592	278	87	—	272	6,555
Ending balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Ending balance individually evaluated for impairment	$8,006	$1,121	$—	$2,930	—	$—	$12,057
Ending balance collectively evaluated for impairment	27,940	19,421	6,642	5,998	273	9,860	70,134

LOANS:
Ending balance individually evaluated for impairment	$18,241	$25,925	$4,495	$15,220	—	$6,462	$70,343
Ending balance collectively evaluated for impairment	1,572,346	940,053	41,408	88,495	45,485	410,173	3,097,960
Ending balance	$1,590,587	$965,978	$45,903	$103,715	$45,485	$416,635	$3,168,303

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$—	$4,980	$124,568
Provision	13,884	26,483	(3,038)	5,892	—	6,037	49,258
Charge-offs	(30,495)	(29,653)	(4,528)	(10,388)	—	(4,217)	(79,281)
Recoveries	6,501	2,068	403	52	—	175	9,199
Ending balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Ending balance individually evaluated for impairment	$23,292	$7,540	$1,181	$31	$—	$—	$32,044
Ending balance collectively evaluated for impairment	28,097	22,779	6,902	6,947	—	6,975	71,700

LOANS:
Ending balance individually evaluated for impairment	$48,895	$39,398	$7,813	$6,791	$—	$5,638	$108,535
Ending balance collectively evaluated for impairment	1,377,326	998,578	57,011	92,230	—	294,619	2,819,764
Ending balance	$1,426,221	$1,037,976	$64,824	$99,021	$—	$300,257	$2,928,299

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2009	$37,995	$21,190	$40,193	$2,040	$—	$4,767	$106,185
Provision	46,489	48,798	33,343	10,615	—	3,882	143,127
Charge-offs	(24,765)	(38,854)	(59,355)	(1,284)	—	(4,637)	(128,895)
Recoveries	1,780	287	1,065	51	—	968	4,151
Ending balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$—	$4,980	$124,568
Ending balance individually evaluated for impairment	$35,258	$10,940	$5,189	$8,470	$—	$—	$59,857
Ending balance collectively evaluated for impairment	26,241	20,481	10,057	2,952	—	4,980	64,711

LOANS:
Ending balance individually evaluated for impairment	$78,804	$63,831	$24,190	$12,734	$—	$1,522	$181,081
Ending balance collectively evaluated for impairment	1,273,058	1,056,530	79,846	93,689	—	151,134	2,654,257
Ending balance	$1,351,862	$1,120,361	$104,036	$106,423	$—	$152,656	$2,835,338

Troubled Debt Restructuring

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans but will continue to be reported as a TDR if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $22.6 million at December 31, 2012 and $33.4 million at December 31, 2011. Performing restructured loans totaled $17.5 million at December 31, 2012 and $14.2 million at December 31, 2011.

The following tables provide information on loans modified in a TDR during the year ended December 31, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the years ended
	December 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	5	$6,227	$6,227	7	$12,268	$12,266
Commercial real estate secured	3	10,936	10,936	8	17,213	17,211
Residential construction and land	—	—	—	1	529	529
Commercial construction and land	4	20,260	20,260	1	1,512	1,512
Consumer	40	3,410	3,388	37	5,605	5,526
Total	52	$40,833	$40,811	54	$37,127	$37,044

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the years ended
	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Commercial and industrial	—	$—	2	$8
Commercial real estate secured	1	727	4	5,869
Residential construction and land	1	—	1	529
Consumer	8	869	7	2,317
Total	10	$1,596	14	$8,723

Related Party Loans

As of December 31, 2012 and 2011, the Company had extended loans to directors and executive officers of the Bank, the Company and their related interests as detailed in the table below:

	2012	2011
	(in thousands)
Beginning balance	$59,765	$53,647
New loans and advances	297	9,060
Payments	(12,472)	(2,942)
Loans, net	$47,590	$59,765

In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectability.

Loans Held for Sale
At December 31, 2012, loans held for sale of $938.4 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with Accounting Standards Codification ("ASC") 825 – Financial Instruments. The unpaid principal balance associated with these loans was $901.3 million at December 31, 2012 and $179.3 million at December 31, 2011. An unrealized gain on these loans of $37.1 million for the year ended December 31, 2012 and $6.7 million for the year ended December 31, 2011 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Operations. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value. The amount of residential mortgage loans serviced for others was $8.53 billion at December 31, 2012 and $1.02 billion at December 31, 2011,

Loan Participations
The total amount of loans transferred to third parties as loan participations at December 31, 2012 was $173.7 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Land and improvements	$1,115	$1,115
Buildings and improvements	9,491	9,456
Leasehold improvements	7,662	7,575
Furniture, fixtures and equipment	27,045	23,419
Total cost	45,313	41,565
Less accumulated depreciation and amortization	(29,251)	(26,683)
Net book value	$16,062	$14,882

6. Other Real Estate and Repossessed Assets

A rollforward of other real estate and repossessed assets, for the periods indicated is as follows:

	For the Period Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$35,622	$31,490	$26,231
Transfers from loans	10,280	25,143	34,725
Dispositions	(16,623)	(15,836)	(15,957)
Additional impairment	(5,020)	(5,175)	(13,509)
Balance at end of period	$24,259	$35,622	$31,490

The Company maintained a valuation allowance for losses on other real estate and repossessed assets of $11.5 million at December 31, 2012 and $10.7 million at December 31, 2011. The rollforward shown above is net of this valuation allowance.

7. Interest-Bearing Deposits
Interest-bearing deposits at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
NOW accounts	$573,133	$324,877
Savings accounts	39,915	38,370
Money market deposits	744,791	657,500
Brokered money market deposits	27,840	—
Time deposits:
Certificates of deposit	561,998	694,712
Brokered certificates of deposit	199,604	407,068
CDARS time deposits	186,187	144,118
Public time deposits	15,150	54,086
Total time deposits	962,939	1,299,984
Total	$2,348,618	$2,320,731
At December 31, 2012, time deposits in the amount of $100,000 or more totaled $482.2 million compared to $562.3 million at December 31, 2011. Interest expense on time deposits with balances of $100,000 or more was $2.9 million for the year ended December 31, 2012, $4.7 million for the year ended December 31, 2011 and $7.3 million for the year ended December 31, 2010.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $1.1 million at December 31, 2012 and $2.0 million at December 31, 2011 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of December 31, 2012, the Company had two brokered CDs with an aggregate balance of $30.0 million that could be called after a lock-out period but before their stated maturity.  During 2012, the Company incurred $437,000 in expense associated with brokered CDs that were called before their stated maturity. During 2011 and 2010, the Company did not incur any expenses associated with brokered CDs that were called before their stated maturity as there were no brokered CDs that had an option to call the CD before its stated maturity.

At December 31, 2012, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2013	$654,787
2014	110,529
2015	61,285
2016	78,536
2017	28,236
Thereafter	29,566
Total	$962,939

8. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)
Current tax expense:
Federal	$1,103	$275	$989
State	2,937	91	228
Total	4,040	366	1,217
Deferred tax expense (benefit):
Federal	30,688	5,252	(18,384)
State	7,017	1,724	(3,680)
Change in valuation allowance	—	(80,452)	22,064
Total	37,705	(73,476)	—
Applicable income tax expense (benefit)	$41,745	$(73,110)	$1,217

Income tax expense (benefit) is different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2012, 2011 and 2010 to income (loss) before income taxes because of the following:

	2012	2011	2010
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$36,276	$6,302	$(18,412)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	—	(80,452)	22,064
State tax expense (benefit) before valuation allowance	6,470	1,173	(2,379)
Tax-exempt interest income, net of disallowed interest deduction	(1,056)	(1,003)	(1,549)
Residual tax effect of change in beginning of year valuation allowance previously allocated to OCI	—	500	1,255
Other, net	55	370	238
Total	$41,745	$(73,110)	$1,217

Under U.S. GAAP, a valuation allowance against a net deferred tax asset is required to be recognized if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.

In 2008, the Company determined a valuation allowance was necessary, largely based on negative evidence including cumulative losses caused by credit losses in its residential real estate construction loan portfolio and general uncertainty surrounding future economic and business conditions.

The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. For the year ended December 31, 2011, positive evidence included the Company’s recent earning trends and the prospects that the key drivers of profitability would continue in the future. Improved results were due to growth in our mortgage operations, a decrease in the provision for loan losses and growth in the Company's commercial and industrial portfolio, primarily from its asset-based lending business. Negative evidence included the Company’s cumulative losses from 2009 through 2011, no available taxes paid in open carryback years and no significant tax planning opportunities to accelerate income. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. Therefore, at December 31, 2011, the Company released its $73.2 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense. At December 31, 2012, the Company assessed all the available positive and negative evidence and determined that no valuation allowance was required.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
	(in thousands)
Deferred Tax Assets:
Loans, principally due to allowance for loan losses	$36,263	$45,118
Federal net operating loss and tax credit carry forwards	11,050	24,928
Other real estate owned and repossessed assets	8,441	9,246
Deferred income, principally net loan origination fees	2,488	3,196
State taxes net operating loss carry forwards, net	5,173	5,829
Employee benefits	15,434	3,978
Deferred rent	572	948
Premises, leasehold improvements and equipment, principally due to differences in depreciation	1,478	1,703
Interest expense	165	3
Brokered CD swaps	55	321
Other	302	774
Gross deferred tax assets	81,421	96,044
Less: Valuation allowance	—	—
Net deferred tax assets	81,421	96,044
Deferred Tax Liabilities:
Mortgage servicing related	(19,455)	(2,721)
Operating leases	(6,553)	—
Mark-to-market on loans transferred to portfolio	(225)	(25)
FHLB stock dividends	(802)	(817)
Discount accretion	(277)	(188)
Other	(450)	(929)
Tax effect of other comprehensive income	(20,301)	(17,221)
Gross deferred tax liabilities	(48,063)	(21,901)
Net deferred tax assets	$33,358	$74,143

At December 31, 2012, the Company had $101.5 million of Illinois state operating loss carry forwards that will begin to expire in 2024. In addition, the Company had a federal operating loss carry forward of $20.9 million that will begin to expire in 2030, a federal tax credit carry forward of $1.5 million that will begin to expire in 2029 and a $2.2 million alternative minimum tax credit carry forward that can be carried forward indefinitely.

As of December 31, 2012, the Company maintained a reserve for unrecognized tax positions of $53,000, compared to a reserve of $37,000 at December 31, 2011.

The Company is no longer subject to examination by federal tax authorities for the years 2008 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years 2008 and prior because the statute of limitations has expired.

The following table provides a rollforward of the Company's unrecognized tax positions for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Balance at beginning of period	$37	$90
Additions based on tax positions related to the current year	16	17
Reductions for lapse of statutes of limitations	—	(70)
Balance at end of period	$53	$37

The total amount of unrecognized tax benefits at December 31, 2012 was $53,000, all of which would affect the Company's effective income tax rate if recognized. As of December 31, 2012, the Company believed that it was reasonably possible that $19,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, would be reversed in the next twelve months.

9. Borrowings
Short-term:
Short-term borrowings at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$24,663	0.09%	$14,315	0.10%
Federal funds purchased	173,356	0.64	78,818	0.38
FHLB advances	1,265,000	0.12	675,000	0.09
Total	$1,463,019	0.19%	$768,133	0.12%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.
FHLB short-term advances at December 31, 2012 and 2011 consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	December 31, 2012	December 31, 2011
	(dollars in thousands)
FHLB overnight advance	0.130%	January 3, 2012	n/a	$—	$185,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	60,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	45,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	20,000
FHLB overnight advance	0.052	January 4, 2012	n/a	—	40,000
FHLB advance	0.080	January 13, 2012	n/a	—	25,000
FHLB advance	0.080	February 21, 2012	n/a	—	200,000
FHLB advance	0.080	March 7, 2012	n/a	—	100,000
FHLB overnight advance	0.130	January 2, 2013	n/a	665,000	—
FHLB advance	0.130	January 2, 2013	n/a	200,000	—
FHLB advance	0.070	January 16, 2013	n/a	200,000	—
FHLB advance	0.150	January 23, 2013	n/a	200,000	—
Total short-term FHLB advances				$1,265,000	$675,000

The following table shows any category of short-term borrowings having an average balance during the period greater than 30% of the stockholders' equity at year-end. During the current reporting period, FHLB short-term advances is the only category meeting this standard.

	2012	2011
	(dollars in thousands)
Daily average balance during the year	$907,449	$527,584
Daily average rate during the year	0.14%	0.20%
Maximum amount outstanding at any month end	$1,265,000	$800,000
Weighted average interest rate at year end	0.12%	0.09%

At December 31, 2012, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $214 million and repurchase agreement lines of $850 million. At December 31, 2011, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $164 million and repurchase agreement lines of $850 million.

Long-term:
As of December 31, 2012 and 2011, long-term borrowings consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	December 31, 2012	December 31, 2011
	(dollars in thousands)
Term Repurchase Agreements:
Structured repurchase agreement	1.29%	January 26, 2012	n/a	$—	$10,000
Structured repurchase agreement	1.24	March 2, 2012	n/a	—	25,000
Structured repurchase agreement	2.17	July 29, 2012	n/a	—	40,000
Total term repurchase agreements:				—	75,000
FHLB Long-Term Advances:
FHLB advance	1.39%	January 11, 2012	n/a	—	10,000
FHLB advance	0.63	July 12, 2013	n/a	—	20,000
FHLB advance	1.80	August 12, 2014	n/a	—	25,000
FHLB advance	2.03	August 12, 2015	n/a	—	17,500
Total FHLB long-term advances				—	72,500
Total long-term borrowings				$—	$147,500
Term repurchase agreements are collateralized financing transactions executed with broker/dealer counterparties with terms longer than overnight.
For the year ended December 31, 2012 the Company incurred $7.7 million of early extinguishment of debt expense. Of this expense, $4.0 million related to the early extinguishment of one structured repurchase agreement and three FHLB advances. The remaining $3.7 million of early extinguishment of debt expense related to subordinated notes issued by the Bank. Please see Note 11 - "Subordinated Notes" for further details.
Collateral

At December 31, 2012, the FHLB advances were collateralized by $530.3 million of investment securities and blanket liens on $920.1 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at December 31, 2012, the Bank had additional borrowing capacity at the FHLB of $57.1 million. In comparison, at December 31, 2011, the FHLB advances were collateralized by $687.4 million of investment securities and a blanket lien on $297.0 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $236.9 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At December 31, 2012, the Bank had pledged $521.2 million of commercial loans as collateral for an available $441.8 million borrowing capacity at the FRB. At

December 31, 2012, the Bank had no advances from the FRB. At December 31, 2011, the Bank had pledged $569.2 million of commercial loans as collateral for available borrowing capacity of $463.3 million under the BIC program, with no advances outstanding at December 31, 2011.

10. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2012 and 2011:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2011	$45,369	$41,238
At December 31, 2012	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2011	$44,000	$40,000
At December 31, 2012	44,000	40,000

In October 2002, the Company formed TAYC Capital Trust I, a wholly-owned subsidiary and a Delaware statutory trust, to issue trust preferred securities. TAYC Capital Trust I used the proceeds from the sale of these trust preferred securities, along with proceeds from the purchase of the Trust's common equity securities, to invest in 9.75% junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust I are the Company’s junior subordinated debentures. Interest on both the trust preferred securities and junior subordinated debentures is payable quarterly at a rate of 9.75% per year.

In June 2004, the Company formed TAYC Capital Trust II, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust II used proceeds from the sale of these trust preferred securities, along with proceeds from the purchase of the Trust's common equity securities, to invest in the floating rate junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68%, and re-prices quarterly on the 17th of September, December, March and June of each year. The interest rate on both the trust preferred securities and the junior subordinated debenture was 2.99% and 3.24% at December 31, 2012 and 2011, respectively.

The Company may redeem all or part of each of the junior subordinated debentures at any time, subject to approval by the FRB, at a redemption price equal to 100% of the aggregate liquidation amount of the debentures plus any accumulated and unpaid distributions thereon to the date of redemption. Each of the trust preferred securities is subject to mandatory redemption when the related junior subordinated debentures are paid at maturity or upon any earlier redemption of the debentures. Each of the trust preferred securities may also be redeemed at any time in the event of unfavorable changes in certain laws or regulations.

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of interest on the junior subordinated debentures related to the trust preferred securities. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over 30 years, or through their respective maturity dates, to interest expense using the straight-line method. At December 31, 2012, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $2.1 million and $337,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the Trusts under the respective trust preferred securities.

In accordance with applicable accounting standards, the Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II in the Company's financial statements. The Company's equity investments in the Trusts of $2.6 million at December 31, 2012 and $2.5 million at December 31, 2011, are reported in other assets on the Consolidated Balance Sheets.

11. Subordinated Notes

The carrying value of subordinated notes at December 31, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,737)	(4,059)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(397)	(427)
Taylor Capital Group, Inc. subordinated notes, net	33,366	33,014
Cole Taylor Bank:
10% subordinated notes issued September 2008, due September 29, 2016	—	60,000
Unamortized discount	—	(3,366)
Cole Taylor Bank subordinated notes, net	—	56,634
Total subordinated notes, net	$33,366	$89,648

On September 24, 2008, the Bank issued $60.0 million principal amount of its 10% subordinated notes. The subordinated notes bore interest at an annual rate of 10% and were scheduled to expire on September 29, 2016, subject to prepayment at the Bank’s option. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments. The warrants, which covered an aggregate of 900,000 shares of common stock, were scheduled to expire on September 29, 2013.

As of May 25, 2012, the Company exercised its option to convert all of the then outstanding stock warrants associated with the Bank's 10% subordinated notes into shares of common stock, on a cashless basis, according to the terms of the warrants. For additional disclosure of this transaction, please see Note 12 - "Stockholders' Equity".

On September 28, 2012, the Bank prepaid in full the outstanding $60.0 million principal amount of the 10% subordinated notes, plus accrued interest through September 30, 2012, in accordance with their terms. The aggregate amount of funds required to prepay the notes was $60.3 million, including $270,000 of accrued interest. In addition, the Bank incurred $3.7 million of early extinguishment of debt expense associated with the unamortized discount and original issuance costs of the notes.

On May 28, 2010, the Company issued $33.9 million principal amount of its 8% subordinated notes. The subordinated notes bear interest at an annual rate of 8%, payable quarterly, and will mature on May 28, 2020, subject to prepayment at the Company’s option. These 8% subordinated notes are subordinated unsecured obligations of the Company and are subordinate to the general creditors of the Company. The notes also contain restrictions on the Company’s ability to pay dividends in the event the Company fails to make any required principal and interest payments. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of any of the interest on the subordinated notes. As part of the issuance of these notes, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share. The proceeds received from this transaction were allocated between the subordinated notes and the warrants based on their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes. The fair value allocated to the warrants, totaling $4.4 million at the issuance date of May 28 2010, net of issuance costs, was credited to surplus in stockholders’ equity on the Company’s Consolidated Balance Sheets. The subordinated notes qualify as Tier 2 capital for regulatory purposes. For additional information regarding these warrants, please see Note 12 - "Stockholders' Equity."

On October 21, 2010, the Company issued an additional $3.6 million principal amount of its 8% subordinated notes which bear interest at an annual rate of 8%, payable quarterly, and will mature on May 28, 2020, subject to prepayment at the Company’s option. These notes also contain restrictions on the Company’s ability to pay dividends in the event the Company fails to make any required principal and interest payments. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of any of the interest on the subordinated notes. As part of the issuance of these notes, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share. The proceeds were allocated between the subordinated notes and the warrants based on their relative fair values. The discount represents the portion of the proceeds allocated to the warrants and is being amortized as additional interest expense on the subordinate notes over the remaining contractual life of the note. The fair value allocated to the warrants, totaling $420,000 at the issuance date of October 21, 2010, net of issuance costs, was credited to surplus in stockholders’ equity on the Company’s Consolidated Balance Sheets. The subordinated notes qualify as Tier 2 capital for regulatory purposes. For additional information regarding these warrants, please see Note 12 - "Stockholders' Equity."

12. Stockholders’ Equity
The following table summarizes the Company's common and preferred stock as of the dates noted:

	December 31, 2012			December 31, 2011
	Authorized/Designated	Issued	Outstanding	Authorized/Designated	Issued	Outstanding
Common Stock:	45,000,000	30,150,040	28,792,042	45,000,000	29,718,074	28,360,076

Preferred Stock:
Series A Preferred (1)	4,000,000	4,000,000	4,000,000	2,400,000	2,400,000	—
8% Perpetual Non-Cumulative Preferred Stock
Series B Preferred	104,823	104,823	104,823	104,823	104,823	104,823
Fixed Rate Cumulative Perpetual Preferred Stock
Series C Preferred	—	—	—	1,500,000	—	—
8% Non-Cumulative Convertible Perpetual Preferred Stock
Series D Preferred	—	—	—	860,378	405,330	405,330
Nonvoting Convertible Preferred Stock
Series E Preferred	—	—	—	223,520	—	—
8% Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock
Series F Preferred	—	—	—	1,000,000	—	—
8% Nonvoting Non-Cumulative Contingent Convertible Preferred Stock
Series G Preferred	—	—	—	1,350,000	877,344	877,344
Nonvoting Convertible Preferred Stock
Nonvoting Preferred	1,350,000	1,282,674	1,282,674	—	—	—
Nonvoting Convertible Preferred Stock
Undesignated Preferred Stock	4,545,177	—	—	2,561,279	—	—
Total Preferred Stock:	10,000,000	5,387,497	5,387,497	10,000,000	3,787,497	1,387,497
(1) As described under "Preferred Stock" below, the Company originally designated 2,400,000 of its preferred stock as Series A preferred stock in 2008. Following the retirement of such stock in conjunction with the restatement of the Company's Certificate of Incorporation in May 2012, the Company designated a new series of preferred stock as Series A preferred stock in November 2012.

Common Stock:

The holders of outstanding shares of common stock and any securities granted such rights according to their terms are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company’s Board of Directors may determine. The terms of each of the outstanding series of preferred stock places restrictions on the payment of common dividends if the dividend payments required by such series of preferred stock have not been paid. The terms of the Company's outstanding junior subordinated debentures and subordinated notes place defined restrictions on the Company’s ability to pay dividends in the event of deferral of the payment of interest or dividends on those securities. The shares of common stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.

In December 2011, the Company completed a rights offering to holders of the Company’s common stock, Series C Preferred, Series D Preferred, Series E Preferred, Series G Preferred (each as defined below) and certain warrants to purchase common stock. Each subscription right entitled the holder to purchase 0.1671 shares of common stock or a nonvoting common stock equivalent at the purchase price of $7.91 per share. The rights offering was fully subscribed and 4,424,761 shares of common stock were issued with total gross proceeds to the Company of $35.0 million.
 In May 2012, the Company exercised its option to convert all of the then outstanding stock purchase warrants relating to the Bank's 10% subordinated notes into 264,710 shares of common stock, on a cashless basis in accordance with the terms of the warrants. The warrants outstanding at the time of conversion by their terms were originally exercisable on a cash basis for an aggregate of 885,750 shares of the Company’s common stock, before anti-dilution adjustments. The common stock issued pursuant to cashless conversions of the warrants was issued without registration in reliance upon section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.
Prior to the cashless conversion, holders of this issue of warrants originally relating to an additional 14,250 shares of common stock elected to exercise their warrants. The pre-conversion warrant exercises occurred on various dates and were completed prior to the mailing of the Company’s conversion notice, with a total of 12,750 shares of common stock issued to several holders who elected to exercise the warrants on a cash basis and 443 shares issued to one holder who elected to exercise the warrants on a cashless basis. Proceeds to the Company from the cash exercise of warrants to purchase 12,750 shares as described above were $127,000 which will be used for general corporate purposes. The common stock issued by the Company pursuant to the cash exercises of the warrants was issued without registration under the Securities Act in reliance upon the exemption from registration provided by section 4(2) thereof.
As described below, certain additional shares of common stock were also issued in conjunction with the conversion of various series of convertible preferred stock in 2010, 2011 and 2012.

Preferred Stock:

The Company’s certificate of incorporation authorizes its Board of Directors to issue preferred stock in classes or series and to establish the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights and other terms.

Series A Preferred 2008: In September 2008, the Company designated and issued 2,400,000 shares of its 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series A ("Series A Preferred 2008"). In May 2010, the Company completed an exchange offering in which all of its outstanding shares of Series A Preferred 2008 were exchanged for 7,200,000 shares of common stock, including 1,200,000 shares as an inducement to exchange the Series A Preferred 2008 for common shares. The $15.8 million value attributed to the additional shares was considered an implied non-cash dividend to holders of the Series A Preferred 2008 and resulted in no net impact on total stockholders’ equity. This non-cash dividend was recorded as a deduction in arriving at net loss applicable to common stockholders on the Consolidated Statement of Operations for the year ended December 31, 2010, and was considered in the determination of basic and diluted loss per common share. After the payment of the regular quarterly dividend of $1.2 million on April 15, 2010, the Company did not declare or pay any further dividends on the Series A Preferred 2008.

Series A Preferred: In November 2012, the Company designated and issued 4,000,000 shares of its Perpetual Non-Cumulative Preferred Stock, Series A (“Series A Preferred”), with a liquidation preference of $25 per share. The Series A Preferred pays non-cumulative dividends on the liquidation preference amount of $25 per share at an annual rate of 8.0%, when, and if, declared by the Board of Directors. Holders of the Series A Preferred do not have voting rights, except with respect to authorizing or increasing senior stock, certain changes in terms of the Series A Preferred, the election of two directors in connection with an extended failure to make dividend payments and as otherwise required by applicable law. As of December 31, 2012, the recorded balance of the Series A Preferred was $100.0 million, which is equal to the aggregate liquidation preference of the stock. No dividends were declared or paid on the Series A Preferred in 2012.

Series B Preferred: In November 2008, as part of the U.S. Department of the Treasury's ("U.S. Treasury") TARP Capital Purchase Program (the "CPP"), the Company entered into a Letter Agreement and Securities Purchase Agreement (“Purchase Agreement”) with the U.S. Treasury pursuant to which the Company issued and sold, for an aggregate purchase price of $104.8 million, 104,823 shares of its Fixed Rate Cumulative Perpetual Series Stock Series B ("Series B Preferred"), with a purchase price and liquidation preference of $1,000 per share, and a warrant to purchase 1,462,647 shares of the Company’s common stock, which such warrant was subsequently adjusted pursuant to its terms to represent the right to purchase 1,510,418 shares as a result of the Company's rights offering in 2011. The total proceeds received of $104.8 million were allocated to the Series B Preferred and the warrant based upon their relative fair values. The fair values allocated to the Series B Preferred and warrant upon issuance were $96.6 million and $8.2 million, respectively.

Under the terms of the Series B Preferred, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of Series B Preferred will be entitled to receive the liquidation preference per share and the amount of any accrued and unpaid dividends, whether or not declared to the date of payment, out of the Company’s assets or proceeds available for distribution to stockholders of the Company, subject to the rights of any creditors and before any distribution of such assets or proceeds is made to or set aside for the Company’s common stockholders.

In June 2012, the U.S. Treasury completed the public offer and resale of all 104,823 outstanding shares of the Series B Preferred, at a public offering price of $893.50 per share. The public offering price and the allocation of the Series B Preferred in the offering were determined through an auction process that was managed by the underwriters of the offering.
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
As a result of the Company’s participation in the CPP, the Company was subject to U.S. Treasury’s standards for executive compensation and corporate governance, among other things, for the period during which U.S. Treasury held the Series B Preferred. Because U.S. Treasury sold all of the Series B Preferred in the auction, these executive compensation and corporate governance standards are generally no longer applicable on a prospective basis (except with respect to certain restricted stock awards), commencing with periods following the closing of the auction.

The Series B Preferred is recorded on the Company’s Consolidated Balance Sheets at the aggregate liquidation amount less the discount created by the allocation of a portion of the proceeds to the warrant. At December 31, 2012, the recorded balance of the Series B Preferred was $103.8 million, which is equal to the aggregate liquidation preference of the stock, net of unamortized discount of $1.7 million plus accumulated but undeclared dividends of $670,000. This compares to December 31, 2011 when the recorded balance of the Series B Preferred was $102.0 million, which was equal to the aggregate liquidation preference of the stock, net of unamortized discount of $3.5 million plus accumulated but undeclared dividends of $670,000. The discount on the Series B Preferred is being accreted as a dividend yield adjustment over five years, the period that the Company expects the Series B Preferred to remain outstanding. During 2012, the total discount accreted as a non-cash dividend was $1.8 million compared to $1.7 million during 2011. The discount amortization decreased net income applicable to common stockholders and the earnings per common share during 2012 and 2011.

The Series B Preferred qualifies as Tier 1 capital for regulatory capital purposes and pays cumulative compounding dividends at a rate of 5% per year until November 21, 2013, and 9% per year thereafter. During 2012 and 2011, the Company declared and paid dividends on the Series B Preferred in the amount of $5.2 million per year.

Series C Preferred: In May 2010, the Company designated 1,500,000 and issued 1,276,480 shares of its 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series C ("Series C Preferred"). In December 2011, the Company completed the conversion of all of its outstanding shares of Series C Preferred into 3,517,887 shares of common stock, including 919,249 additional shares issued in accordance with the amended terms of the Series C Preferred. The $8.9 million value attributed to the additional shares was considered an implied non-cash dividend to holders of the Series C Preferred and resulted in no net impact on total stockholders’ equity. This non-cash dividend was recorded as a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations for the year ended December 31, 2011 and was considered in the determination of basic and diluted earnings per common share. Excluding the implied non-cash dividend, dividends declared and paid for the period ended December 31, 2011 totaled $1.9 million and were paid in 235,855 shares of common stock.

Series D Preferred, Series G Preferred and Nonvoting Preferred: In October 2010, the Company designated and issued a total of 405,330 shares of its Nonvoting Convertible Preferred Stock, Series D ("Series D Preferred") in exchange for 405,330 shares of common stock held by certain investors. In March 2011, in connection with a private placement, the Company designated for issuance 1,350,000 shares of Nonvoting Convertible Preferred Stock, Series G (“Series G Preferred”). Also in March 2011, all outstanding shares of 8% Non-Cumulative Nonvoting Contingent Convertible Preferred Stock, Series F (“Series F Preferred”), were converted into 2,280,000 shares of common stock, and those shares of Series F Preferred held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Funds”) were converted into 220,000 shares of Series G Preferred, each at a conversion prices of $10.00 per share, after stockholder approval for such conversion was obtained. As described in more detail below, in December 2011, the Company completed the conversion of all its outstanding shares of its 8% Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock, Series E ("Series E Preferred"), into 616,020 shares of Series G Preferred.
In March 2012, the Company and the Prairie Funds entered into an Exchange Agreement to simplify the Company’s capital structure through the consolidation of all outstanding shares of Series D Preferred and Series G Preferred into a single newly-created series of preferred stock with substantially identical terms. Pursuant to the Exchange Agreement, the Company agreed to issue to each of the Prairie Funds, and each of the Prairie Funds agreed to acquire from the Company, one share of the Company’s newly-created Nonvoting Convertible Preferred Stock (the “Nonvoting Preferred”) in exchange for each share of Series D Preferred and Series G Preferred, held by the Prairie Funds (the “Exchange Transaction”). The Series D Preferred, Series G Preferred and Nonvoting Preferred are each nonvoting common stock equivalents having substantially identical terms as one another.
The Company completed the Exchange Transaction on March 29, 2012, through the issuance of a total of 1,282,674 shares of Nonvoting Preferred in exchange for a total of 405,330 shares of Series D Preferred and 877,344 shares of Series G Preferred held by the Prairie Funds. As a result of the Exchange Transaction, no shares of Series D Preferred or Series G Preferred remained outstanding at December 31, 2012.

Series E Preferred: In October 2010, the Company designated and issued 223,520 shares of its Series E Preferred. In December 2011, the Company completed the conversion of the Series E Preferred into 616,020 shares of Series G Preferred, including 160,972 additional shares issued in accordance with the amended terms of such stock. The $1.6 million value attributed to the additional shares was considered an implied non-cash dividend to holders of the Series E Preferred and resulted in no net impact on total stockholders’ equity. This implied non-cash dividend was recorded as an expense in arriving at net income applicable to common stockholders on the Consolidated Statement of Operations for the period ended December 31, 2011 and was considered in the determination of basic and diluted earnings per common share. Excluding the implied non-cash dividend, the dividends declared and paid for the period ended December 31, 2011 totaled $335,000 and were paid in 41,324 shares of Series G Preferred.

Series F Preferred: In connection with a private placement in March 2011, the Company designated and issued 1,000,000 shares of its Series F Preferred with a purchase price and liquidation preference of $25.00 per share. After stockholder approval was obtained for the conversion of such shares at a special meeting of the Company’s stockholders held on March 29, 2011, all shares of the Series F Preferred were converted into an aggregate of 2,280,000 shares of the Company’s common stock and 220,000 shares of the Company’s Series G Preferred at a conversion price of $10.00 per share.

Warrants to Purchase Common Stock:

At December 31, 2012, the Company had stock purchase warrants issued and outstanding representing holders' rights to acquire an aggregate of 1,318,036 shares of the Company’s common stock. The warrants were issued in three different transactions as follows:

	Aggregate number of common shares issuable upon exercise of warrant(s)	Aggregate number of common shares issuable upon exercise of warrant(s) as of Dec. 31, 2012	Exercise price	Date exercisable	Expiration date
Warrant:
FIC warrant	500,000	500,000	$20.00	Sept. 29, 2008	Sept. 29, 2018
Detachable warrants issued with Cole Taylor Bank subordinated notes	900,000	—	$—	Mar. 29, 2009	See notes below.
Detachable warrants issued with Taylor Capital Group subordinated notes	857,529	728,034	$12.15	Nov. 24, 2010	May 28, 2015
Detachable warrants issued with Taylor Capital Group subordinated notes	90,002	90,002	$12.15	Oct. 21, 2010	May 28, 2015
TARP warrant	1,510,418	—		Nov. 21, 2008	See notes below.
Total	3,857,949	1,318,036

On September 29, 2008, the Company issued to Financial Investments Corporation (“FIC”) a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The FIC warrant is not transferable or assignable after its initial issuance, and is exercisable at any time up to its September 29, 2018 expiration date. As of December 31, 2012, the warrant had not been exercised.

In connection with the issuance by the Bank of $60.0 million principal amount of its 10% subordinated notes in September 2008, the Company issued detachable warrants to purchase an aggregate amount of 900,000 shares of the Company’s common stock. The exercise price of the warrants was $10.00 and the warrants became exercisable on March 29, 2009 and were set to expire on September 29, 2013. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value of the warrants of $4.7 million was credited to surplus resulting in an increase in stockholders’ equity. As of December 31, 2012, all of the warrants related to the subordinated notes issued in September 2008 had been exercised as detailed in the "Common Stock" section of this footnote.

In connection with the issuance by the Company of $33.9 million of subordinated notes in May 2010, the Company issued detachable warrants to purchase an aggregate amount of 848,450 shares of the Company’s common stock. The original exercise price of the warrants was $12.28 per share of common stock and the warrants became exercisable on November 24, 2010 and expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $4.4 million at the issuance date of May 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. Because certain preferred stock dividends were paid in shares of common stock in 2011, these warrants required anti-dilution adjustments pursuant to their terms which caused the number of shares of common stock that can be purchased under these warrants to increase to an aggregate 857,529 shares and the exercise price for such shares to decline to $12.15 per share. As of December 31, 2012, 36,499 shares of common stock had been issued in a cashless exercise, at an exercise price of $12.15 per share. After these adjustments and exercises, the aggregate number of common shares available to purchase under these warrants was 728,034 as of December 31, 2012,

In connection with the issuance by the Company of $3.6 million of subordinated notes in October 2010, the Company issued warrants to purchase an aggregate amount of 89,050 shares of the Company’s common stock. The original exercise price of the warrants was $12.28 per share of common stock and the warrants were exercisable immediately after issuance and expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $420,000 at the issuance date of October 21, 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. As of December 31, 2012, none of these warrants had been exercised. Because certain preferred stock dividends were paid in shares of common stock in 2011, these warrants required anti-dilution adjustments pursuant to their terms. After these adjustments, the aggregate number of common shares available to purchase under these warrants was 90,002 at the reduced exercise price of $12.15 per share as of December 31, 2012.

In connection with the Company's participation in the CPP, the Company issued to the U.S. Treasury a warrant to purchase 1,462,647 shares of the Company’s common stock. This warrant had a 10-year term and was immediately exercisable upon its issuance, with an initial exercise price, subject to anti-dilution adjustments, equal to $10.75 per share of the common stock. The warrant was not subject to any contractual restrictions on transfer. As a result of the Company’s rights offering in 2011, this warrant required anti-dilution adjustments pursuant to its terms. This adjustment caused the number of shares that could be purchased under the warrant to increase to 1,510,418 at the reduced exercise price of $10.41. On July 18, 2012, the Company entered into a warrant repurchase agreement with the U.S. Treasury and repurchased this warrant. The Company paid an aggregate cash price of $9.8 million for the warrant, which has been canceled.

13. Other Comprehensive Income (“OCI”)
The following table presents OCI for the periods indicated:

	For the Years Ended December 31,
	2012			2011			2010
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$6,152	$(2,910)	$3,242	$69,090	$(13,003)	$56,087	$7,558	$(9,521)	$(1,963)
Less: reclassification adjustment for gains included in net income (loss)	(5,464)	2,200	(3,264)	(4,944)	2,026	(2,918)	(41,376)	16,393	(24,983)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	688	(710)	(22)	64,146	(10,977)	53,169	(33,818)	6,872	(26,946)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	7,084	(2,908)	4,176	169	(66)	103	(456)	181	(275)
Unrealized gain (loss) from cash flow hedging instruments:
Change in unrealized gain (loss) from cash flow hedging instruments	751	(212)	539	1,189	(219)	970	(2,888)	819	(2,069)
Less: reclassification adjustment for loss included in net income (loss)	—	—	—	896	(367)	529	—	—	—
Change in net unrealized gain (loss) from cash flow hedging instruments	751	(212)	539	2,085	(586)	1,499	(2,888)	819	(2,069)
Change in net deferred loss from termination of cash flow hedging instruments	—	—	—	(1,260)	499	(761)	(3,159)	1,255	(1,904)
Other comprehensive income	$8,523	$(3,830)	$4,693	$65,140	$(11,130)	$54,010	$(40,321)	$9,127	$(31,194)

14. Earnings Per Share
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
The following table sets forth the computation of basic and diluted income per common share for the periods indicated.

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share amounts)
Net income (loss)	$61,901	$91,115	$(53,823)
Preferred dividends and discounts	(7,012)	(9,145)	(9,699)
Implied non-cash preferred dividend	—	(10,501)	(15,756)
Net income (loss) available to common stockholders	$54,889	$71,469	$(79,278)
Undistributed earnings (loss) allocated to common shares	$52,021	$67,227	$(79,278)
Undistributed earnings allocated to unvested restricted participating shares	510	1,430	—
Undistributed earnings allocated to preferred participating shares	2,358	2,812	—
Total undistributed earnings	$54,889	$71,469	$(79,278)
Basic weighted-average common shares outstanding	28,294,884	19,474,273	15,049,868
Dilutive effect of stock options	106,528	25,002	—
Dilutive effect of warrants	615,305	—	—
Diluted weighted-average common shares outstanding	29,016,717	19,499,275	15,049,868
Basic income (loss) per common share	$1.84	$3.45	$(5.27)
Diluted income (loss) per common share	1.79	3.45	(5.27)

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	437,119	615,031	910,103
Warrants	500,000	3,805,513	3,800,147
Series C Preferred stock	—	2,598,427	2,598,697
Series D Preferred stock	—	—	405,330
Series E Preferred stock	—	—	455,049

15. Employee Benefit Plans

The Company maintains a 401(k) and Profit Sharing Plan ("401(k) Plan") for its employees. The Company matches certain employee contributions to the 401(k) Plan.  Contributions to the profit sharing feature of the 401(k) Plan are made at the discretion of the Board of Directors. The 401(k) Plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) Plan participants. For the years ended December 31, 2012, 2011 and 2010, contributions paid to the 401(k) Plan were $2.4 million, $1.7 million, and $1.4 million, respectively.

On May 31, 2008, the Company filed a request to terminate a previously established Employee Stock Ownership Plan (“ESOP”). The Company received its final determination letter from the IRS on December 14, 2009 allowing the termination of the ESOP. As of December 31, 2009, the ESOP held 290,133 shares of Company common stock and cash totaling $256,000, for a total value of the ESOP (cash plus value of shares on December 31, 2009) of $3.6 million. Participants became fully vested in their accounts when the request was filed. A final valuation was completed in May 2010, and all participants were notified in writing that they were entitled to take their distribution or rollover their account balances. As of December 31, 2010, all distributions had been made.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allows participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets on the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities on the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $3.1 million and $2.7 million at December 31, 2012 and 2011, respectively.

16. Stock-Based Compensation

At the 2011 Annual Meeting held on May 12, 2011, the Company’s stockholders approved the 2011 Incentive Compensation Plan (the “Plan”) which provides for the granting of stock-based compensation awards. The Plan replaced the 2002 Incentive Compensation Plan and increased the total number of shares available for issuance by 1,200,000. Under the Plan, directors, officers and employees selected by the Board of Directors are eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards and performance awards. As of December 31, 2012, the Company had only issued nonqualified stock options and restricted stock awards under the Plan. As of December 31, 2012, a total of 1,588,110 shares of common stock were authorized for use in the Plan. The number of shares available for future grants may increase as any outstanding issuances under the 2002 Plan are either forfeited, terminated or otherwise lapse or expire without the issuance of shares. As of December 31, 2012, 1,504,254 shares were available for future grants, including forfeitures of prior outstanding issuances.

During 2012, the Company recognized $2.4 million of stock-based compensation expense which consisted of $2.1 million related to restricted stock grants and $325,000 related to stock options grants. In comparison, during 2011, the Company recognized $2.6 million of stock-based compensation expense which consisted of $2.2 million for restricted stock grants and $430,000 for stock option grants, while total stock-based compensation expense in 2010 was $2.2 million which consisted of $1.6 million for restricted stock grants and $512,000 for stock option grants.

Stock Options:

The Company is required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model and uses the Black-Scholes option-pricing model for this purpose. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s Consolidated Statements of Operations over the requisite service periods, or until the employee or director becomes retirement eligible if that time period is shorter, using a straight-line method. Since stock-based compensation expense is based on awards ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Generally, stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant which is equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. Since 2006, stock options granted vest over a four year period (vesting at 25% per year) and expire eight years following grant date. Stock options granted prior to 2006 vested over a five year period (vesting at 20% per year) and expire 10 years following the grant date. In either case, upon death, disability, retirement or change of control of the Company (as defined in the Plan) vesting may be accelerated to 100%.

The following is a summary of stock option activity for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	816,031	$16.66
Granted	—	—
Exercised	(21,063)	8.07
Forfeited	—	—
Expired	(31,462)	22.83
Outstanding at December 31, 2012	763,506	16.64
Exercisable at December 31, 2012	625,038	18.65
As of December 31, 2012, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $373,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.2 years.

Restricted Stock:

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest. For grants prior to 2006, the Company recognized compensation expense over the service period of each separately vesting portion of the award, in effect treating each vesting portion as a separate award. Currently, restricted stock awards based upon future service requirements vest 33% on the initial grant date, 66% at the end of year one and 100% at the end of year two or upon death, disability, retirement or change of control of the Company (as defined in the Plan). In the past, restricted stock awards based upon completion of future service requirements vested 50% at the end of year three, 75% at the end of year four and 100% at the end of year five or upon death, disability, retirement or change of control of the Company (as defined in the Plan). In 2008 the Company granted a restricted stock award to an executive that vested 25% per year over a four year term. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

Under TARP, restrictions were placed on the top five most highly compensated employees from receiving incentive compensation, except in restricted stock valued at up to one-third of their total compensation. If granted, the restricted stock could not fully vest for at least two years and was not transferable until the repayment of TARP.
Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. As a result of the U.S. Treasury's public offer and resale of all of the outstanding shares of Series B Preferred as described above in Note 12 - "Stockholders' Equity", 25% of certain restricted stock awards granted in 2010, 2011 and 2012, according to the TARP rules, have been canceled. The fair value of restricted stock awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.
The following table provides information regarding nonvested restricted stock:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	307,377	$13.40
Granted	132,078	15.72
Vested	(149,813)	14.98
Forfeited or canceled	(35,702)	12.84
Nonvested at December 31, 2012	253,940	13.75

The fair value of restricted stock awards that vested during 2012 was $2.3 million, compared to $2.5 million during the year ended December 31, 2011 and $438,000 during the year ended December 31, 2010. As of December 31, 2012, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.2 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.8 years.

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

The following are the assumptions used to determine the weighted average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended
	December 31,
	2012*	2011*	2010
Grant date fair value per share	$—	$—	$4.44
Significant assumptions:
Risk-free interest rate at grant date	*	*	2.59%
Expected stock price volatility	*	*	55.00%
Expected dividend payout	*	*	—%
Expected option life, in years	*	*	5.3
* There were no stock option awards granted during 2012 or 2011.

17. Derivative Financial Instruments
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate swap agreements and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, held for sale loans, brokered CDs, cash flows related to FHLB advances, junior subordinated borrowings, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

An interest rate exchange agreement (or "swap") is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. An interest rate exchange swaption (or "swaption") is an option to enter an interest rate swap. In exchange for an option premium, a buyer gains the right but not the obligation to enter into a specified swap agreement with an issuer on a specified future date. A callable interest rate swap agreement is an exchange of cash flows in which one party makes payments based on a fixed interest rate, the counterparty makes payments based on a floating interest rate and the counterparty who pays the fixed interest rate has the right to end the swap before it matures. An interest rate corridor is an agreement in which one party pays an upfront premium to a second party in exchange for future interest payments based on a notional principal amount and the level of a floating-rate index relative to the pre-determined lower and upper bounds of the interest rate corridor. The net effect of the interest rate corridor, when combined with a floating-rate liability, is to lock in a fixed funding cost when the floating-rate index is between the lower and upper bounds of the interest rate corridor. For all types of these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor or collar payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

The following tables describe the derivative instruments outstanding at the dates indicated:

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.290%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.039)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	387,171	Pay 2.54% Receive 0.263	3.2 yrs	(19,640)
Customer interest rate swap —receive fixed/pay variable	387,171	Receive 2.54% Pay 0.263%	3.2 yrs	18,999
Interest rate swaps—mortgage servicing rights	192,500	Receive 1.62% Pay 0.274%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082

	December 31, 2011
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.430%	3.4 yrs	$5,027
Callable brokered CD interest rate swaps—pay variable/receive fixed	60,000	Receive 3.44% Pay 0.128%	12.6 yrs	1,176
Total fair value hedging derivative instruments	166,920
Cash flow hedging derivative instruments:
Interest rate corridors	155,000	0.33%-1.33%	0.6 yrs	111
Total cash flow hedging derivative instruments	155,000
Total hedging derivative instruments	321,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	413,105	Pay 2.90% Receive 0.358%	3.3 yrs	(19,505)
Customer interest rate swap—receive fixed/pay variable	413,105	Receive 2.90% Pay 0.358%	3.3 yrs	19,010
Interest rate swaps – mortgage servicing rights	22,500	Receive 2.2457% Pay 0.3705%	9.8 yrs	489
Interest rate lock commitments	369,961	n/a	0.1 yrs	4,706
Forward loan sale commitments	352,633	n/a	0.1 yrs	(5,296)
Total non-hedging derivative instruments	1,571,304
Total derivative instruments	$1,893,224
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

The following table shows the net gains (losses) recognized in the Consolidated Statements of Operations related to fair value hedging derivatives:

		For the Years Ended December 31,
	Consolidated Statement of Operations Location	2012	2011
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(173)	$2,733
Change in fair value of hedged brokered CDs	Other derivative income	219	(2,821)
Ineffectiveness		46	(88)

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	(761)	1,757
Change in fair value of hedged callable brokered CDs	Other derivative income	1,507	(2,049)
Ineffectiveness		$746	$(292)
The interest rate corridors designated as cash flow hedges are used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI.
The interest rate swaps designated as cash flow hedges are used to reduce the variability in the interest paid on a portion of the junior subordinated borrowings. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI.
The table below identifies the gains and losses recognized on the Company's interest rate derivatives designated as cash flow hedges:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Derivatives - effective portion recorded in other comprehensive income
Interest rate corridors	$804	$1,189
Interest rate swap	(53)	—
Total	751	1,189

Derivatives - effective portion reclassified from other comprehensive income to income
Interest rate corridors	—	896
Interest rate swap	—	—
Total	—	896

Hedge ineffectiveness recorded directly in income
Interest rate corridors	(3)	—
Interest rate swap	—	—
Total	$(3)	$—
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate swaps and are not designated as hedges. The Company had offsetting interest rate swaps with other counterparties in which the Company agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded in noninterest income.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Operations in mortgage banking revenue in noninterest income.
In order to further lessen the price volatility of the mortgage servicing rights asset, the Company may enter into interest rate swaptions. These derivatives allow the company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue on the Consolidated Statement of Operations in noninterest income.
The Company enters into interest rate lock commitments for originated residential mortgage loans. The Company then uses forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statement of Operations in mortgage banking revenue in noninterest income.
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income. There were no covered call options outstanding as of December 31, 2012.
Amounts included in the Consolidated Statements of Operations related to non-hedging derivative instruments were as follows:

		For the Years Ended December 31,
	Consolidated Statement of Operations Location	2012	2011
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$(135)	$(7,875)
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	(11)	7,606
Interest rate swaps - mortgage servicing rights	Mortgage banking revenue	2,196	489
Interest rate swaptions - mortgage servicing rights	Mortgage banking revenue	(80)	—
Interest rate lock commitments	Mortgage banking revenue	10,612	4,269
Forward loan sale commitments	Mortgage banking revenue	4,311	(8,908)

Terminated Derivative Instruments:

In January 2009, the Company terminated a $100.0 million notional amount interest rate swap that was not designated as an accounting hedge. The Company discontinued hedge accounting in December 2008 when it determined that this hedge would no longer be effective. The unrealized gain of $6.4 million upon de-designation, which had accumulated in OCI (net of tax), is being amortized to loan interest income over what would have been the life of the hedge. From the date of de-designation to December 31, 2008, the change in fair value, along with net settlements attributed to this period, was recorded in other derivative income in noninterest income and totaled $394,000. This derivative was terminated in January 2009 and the Company received a cash payment $6.6 million, which represented the fair value of the swap at the date of termination. During 2011 the net settlement had been completely amortized and there is no longer any amount remaining in accumulated OCI. This compares to December 31, 2010 when the Company had $761,000 in accumulated OCI related to previously terminated cash flow hedges. The amount in accumulated OCI represented the net unamortized portion of the deferred gain that had accumulated in OCI when the hedging relationship was terminated.

Interest rate corridors with the notional amount of $145.0 million were terminated in 2011, with net termination fees of $896,000 recognized in noninterest income for the year ended December 31, 2011. These hedges were terminated because the transaction which they hedged was no longer expected to occur. There were no terminated hedges for the year ended December 31, 2012.

18. Fair Value Measurement
The Company has elected to account for held for sale residential mortgage loans originated by Cole Taylor Mortgage at fair value under the fair value option in accordance with FASB ASC 825 – Financial Instruments. When the Company began to retain mortgage servicing rights (“MSRs”) in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.
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
Loans held for sale:
Loans held for sale includes residential mortgage loans that have been originated by Cole Taylor Mortgage and for which the Company has elected to account for on a recurring basis under the fair value option.
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
Mortgage derivatives:
Mortgage derivatives include interest rate swaps and swaptions hedging MSRs, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps and swaptions used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.
Mortgage servicing rights:
The Company records its MSRs at fair value. MSRs do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of MSRs by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of MSRs include, but are not limited to, prepayment speeds, discount rates, delinquency rates and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, MSRs are classified in Level 3 of the fair value hierarchy.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the year ended December 31, 2012.

	As of December 31, 2012
	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. Treasury securities	$9,998	$—	$9,998	$—
U.S. government sponsored agency securities	16,056	—	16,056	—
Residential mortgage-backed securities	576,714	—	576,714	—
Commercial mortgage-backed securities	146,700	—	146,700	—
Collateralized mortgage obligations	21,446	—	21,446	—
State and municipal obligations	166,024	—	165,473	551
Total available for sale investment securities	936,938	—	936,387	551
Loans	5,308	—	5,308	—
Loans held for sale	938,379	—	938,379	—
Assets held in employee deferred compensation plans	3,085	3,085	—	—
Derivative instruments	24,268	—	24,268	—
Mortgage servicing rights	78,917	—	—	78,917
Mortgage derivative instruments	19,104	—	3,786	15,318
Liabilities:
Derivative instruments	19,693	—	19,693	—
Mortgage derivative instruments	985	—	985	—

	As of December 31, 2011
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$25,269	$—	$25,269	$—
Residential mortgage-backed securities	858,937	—	858,937	—
Commercial mortgage-backed securities	148,207	—	148,207	—
Collateralized mortgage obligations	70,620	—	70,620	—
State and municipal obligations	72,347	—	71,528	819
Total available for sale investment securities	1,175,380	—	1,174,561	819
Loans	5,124	—	5,124	—
Loans held for sale	185,984	—	185,984	—
Assets held in employee deferred compensation plans	2,688	2,688	—	—
Derivative instruments	25,324	—	25,324	—
Mortgage servicing rights	8,742	—	—	8,742
Mortgage derivative instruments	5,195	—	489	4,706
Liabilities:
Derivative instruments	19,505	—	19,505	—
Mortgage derivative instruments	5,296	—	5,296	—

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011 (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Years Ended December 31,
	2012	2011	2012	2011	2012	2011
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$819	$1,380	$8,742	$—	$4,706	$438
Total net gains (losses) recorded in:
Net income	—	—	(1,682)	136	10,612	4,268
Purchases	—	—	32,365	2,663	—	—
Originations	—	—	39,492	5,943	—	—
Maturities	(190)	(180)	—	—	—	—
Other	(78)	(381)	—	—	—	—
Fair value at period end	$551	$819	$78,917	$8,742	$15,318	$4,706
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

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$25,766	$—	$15,427	$10,339
OREO and repossessed assets	18,672	—	—	18,672

	As of December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$47,415	$—	$31,400	$16,015
OREO and repossessed assets	28,782	—	—	28,782

At December 31, 2012, the Company had $10.3 million of impaired loans and $18.7 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the year ended December 31, 2012, represents sales, payments or net charge-offs of $29.2 million and eight additional impaired loans with fair value of $23.5 million which reflects the charge to earnings of $12.5 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the year ended December 31, 2012 included $6.2 million of additions and $16.3 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

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

The following table presents quantitative information about Level 3 fair value measurements as of December 31, 2012:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$551	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	15,318	Sales cash flow	Expected closing ratio	40.28% -96.00% (79.80%)
			Expected delivery price	100.23 bps –109.34 bps (103.69 bps)
Mortgage servicing rights	78,917	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	8.6% – 35.5% (11.4%)
			Weighted average discount rate	10.00% - 11.75% (10.01%)
			Weighted average maturity, in months	111 – 357 (305)
			Delinquencies	0% - 1.32% (0.42%)
			Costs to service	$64 - $77 ($67)
MEASURED ON A NON-RECURRING BASIS:
Loans	10,339	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	18,672	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

(3)
Management’s assessment of the liquidation value of collateral is based on third party information including appraisals, current financial statements and bank statements, inventory reports, and accounts receivable aging and may be further reduced by a management determined rate. Each loan is evaluated on an individual basis.

(4)
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
The significant unobservable inputs used in the fair value measurement of the Company’s MSRs include prepayments speeds, discount rates, delinquency rates and cost to service. Significant increases in prepayment speeds, discount rates, delinquencies or cost to service would result in a significantly lower fair value measurement. Conversely, significant decreases in prepayment speeds, discount rates, delinquencies or costs to service would result in a significantly higher fair value measurement. With the exception of changes in delinquencies, which can change the cost to service, the unobservable inputs move independently of each other.

Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse change in those assumptions at December 31, 2012 are presented in the following table:

December 31, 2012
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	11.4%
Impact on fair value of 10% adverse change	$(3,346)
Impact on fair value of 20% adverse change	$(6,463)

Weighted average discount rate	10.01%
Impact on fair value of 10% adverse change	$(2,834)
Impact on fair value of 20% adverse change	$(5,469)

Weighted average delinquency rate	0.42%
Impact on fair value of 10% adverse change	$(297)
Impact on fair value of 20% adverse change	$(593)

Weighted average costs to service	$67.00
Impact on fair value of 10% adverse change	$(1,004)
Impact on fair value of 20% adverse change	$(2,008)
Fair Value of Financial Instruments
The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company may use significant estimates and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.
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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$166,385	$166,385	$166,385	$—	$—
Available for sale investments	936,938	936,938	—	936,387	551
Held to maturity investments	330,819	342,231	—	342,231	—
Loans held for sale	938,379	938,379	—	938,379	—
Loans, net of allowance	3,086,112	3,139,173	—	20,735	3,118,438
Investment in FHLB and FRB stock	74,950	74,950	—	74,950	—
Accrued interest receivable	15,506	15,506	15,506	—	—
Derivative financial instruments	43,372	43,372	—	28,054	15,318
Other assets	3,085	3,085	3,085	—	—
Total financial assets	$5,595,546	$5,660,019	$184,976	$2,340,736	$3,134,307
Financial Liabilities:
Deposits without stated maturities	$2,565,403	$2,565,403	$2,565,403	$—	$—
Deposits with stated maturities	962,939	964,947	—	964,947	—
Short-term borrowings	1,463,019	1,463,002	—	1,463,002	—
Accrued interest payable	3,191	3,191	3,191	—	—
Derivative financial instruments	20,678	20,678	—	20,678	—
Junior subordinated debentures	86,607	70,982	46,367	24,615	—
Subordinated notes, net	33,366	37,549	—	37,549	—
Total financial liabilities	$5,135,203	$5,125,752	$2,614,961	$2,510,791	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,572	$3,572	$—	$3,572	$—
Standby letters of credit	437	437	—	437	—
Total off-balance-sheet financial instruments	$4,009	$4,009	$—	$4,009	$—

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$121,164	$121,164	$121,164	$—	$—
Available for sale investments	1,175,380	1,175,380	—	1,174,561	819
Held to maturity investments	104,296	111,054	—	111,054	—
Loans held for sale	185,984	185,984	—	185,984	—
Loans, net of allowance	2,824,555	2,825,765	—	36,524	2,789,241
Investment in FHLB and FRB stock	56,781	56,781	—	56,781	—
Accrued interest receivable	15,472	15,472	15,472	—	—
Derivative financial instruments	30,519	30,519	—	25,813	4,706
Other assets	2,688	2,688	2,688	—	—
Total financial assets	$4,516,839	$4,524,807	$139,324	$1,590,717	$2,794,766
Financial Liabilities:
Deposits without stated maturities	$1,823,227	$1,823,227	$1,823,227	$—	$—
Deposits with stated maturities	1,299,984	1,312,956	—	1,312,956	—
Short-term borrowings	768,133	768,135	—	768,135	—
Long-term borrowings	147,500	151,824	—	151,824	—
Accrued interest payable	5,741	5,741	5,741	—	—
Derivative financial instruments	24,801	24,801	—	24,801	—
Junior subordinated debentures	86,607	56,298	41,739	14,559	—
Subordinated notes, net	89,648	88,849	—	88,849	—
Total financial liabilities	$4,245,641	$4,231,831	$1,870,707	$2,361,124	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$4,368	$4,368	$—	$4,368	$—
Standby letters of credit	277	277	—	277	—
Total off-balance-sheet financial instruments	$4,645	$4,645	$—	$4,645	$—
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

19. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term non-cancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2012, 2011 and 2010 was approximately $5.9 million, $5.2 million, and $5.2 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2012 are as follows:

Year	Amount
(in thousands)
2013	$5,797
2014	5,500
2015	4,972
2016	5,041
2017	5,163
Thereafter	13,713
Total	$40,186

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

At December 31, 2012 and 2011, the contractual amounts were as follows:

	2012	2011
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$866,203	$874,820
Financial guarantees:
Financial standby letters of credit	71,614	70,151
Performance standby letters of credit	6,051	6,918

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

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2012 and 2011, the Company had established a reserve of $3.6 million and $4.4 million, respectively, for unfunded commitments because it was probable that a liability had been incurred by the Company under standby letters of credit that have not yet been funded. The Company had $3.6 million of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2012.

20. Regulatory Disclosures

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets (as all terms are defined by regulation). As of December 31, 2012 and 2011, the Bank was considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2012, there were no conditions or events that management believes would have changed the Bank’s status as well-capitalized. During 2011, the Company contributed an additional $25.0 million of capital to the Bank to further strengthen its regulatory capital.

The Company’s and the Bank’s actual and required capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	548,513	13.05%	>336,172	>8.00%	>420,215	>10.00%
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	599,504	14.21%	>168,704	>4.00%	>253,056	>6.00%
Cole Taylor Bank	495,575	11.79%	>168,086	>4.00%	>252,129	>6.00%
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	599,504	11.14%	>215,267	>4.00%	>269,084	>5.00%
Cole Taylor Bank	495,575	9.24%	>214,436	>4.00%	>268,045	>5.00%
As of December 31, 2011
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42%	>281,220	>8.00%	>351,526	>10.00%
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	394,630	11.22%	>140,683	>4.00%	>211,025	>6.00%
Cole Taylor Bank	381,563	10.85%	>140,610	>4.00%	>210,915	>6.00%
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	394,630	8.84%	>178,661	>4.00%	>223,327	>5.00%
Cole Taylor Bank	381,563	8.53%	>178,946	>4.00%	>223,683	>5.00%

The Bank is also subject to dividend restrictions set forth by regulatory authorities. The Bank has agreed, consistent with its past practice, to provide its regulators notice before the payment of dividends to the Company. Payment of any such dividends would also be subject to the Bank remaining in compliance with all applicable capital ratios. The terms of each of the outstanding series of preferred stock also place restrictions on the payment of common stock dividends if the dividend payment requirements of such series of preferred stock have not been paid.

21. Litigation

The Company is from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal action against the Company that is likely to have a material adverse effect on its business, financial condition or results of operations.

22. Parent Company Only Financial Statements

Summarized financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS (in thousands)

	December 31,
	2012	2011
ASSETS
Deposits with bank subsidiary	$122,174	$45,018
Short-term investments	400	—
Investment in bank subsidiary	539,737	463,812
Investment in non-bank subsidiaries	2,610	2,610
Other assets	15,154	18,458
Total assets	$680,075	$529,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$499	$749
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	33,366	33,014
Stockholders’ equity	559,603	409,528
Total liabilities and stockholders’ equity	$680,075	$529,898

STATEMENT OF OPERATIONS (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Income:
Interest on deposits with subsidiary bank	$598	$189	$560
Dividends from non-bank subsidiary	173	171	171
Total income	771	360	731
Expenses:
Interest	9,288	9,177	7,807
Salaries and employee benefits	53	63	87
Legal fees, net	385	406	234
Other	3,160	2,364	1,706
Total expenses	12,886	12,010	9,834
Loss before income taxes and equity in undistributed net loss of subsidiaries	(12,115)	(11,650)	(9,103)
Income tax benefit	4,644	12,189	3
Equity in undistributed net income (loss) of subsidiaries	69,372	90,576	(44,723)
Net income (loss)	$61,901	$91,115	$(53,823)

STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$61,901	$91,115	$(53,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	89	63	87
Equity in undistributed net (income) loss of subsidiary	(69,373)	(90,576)	44,723
(Gain) loss on other real estate	275	(119)	(338)
Changes in assets and liabilities:
Deferred taxes	—	(12,017)	—
Other assets	2,091	156	(450)
Other liabilities	102	463	652
Net cash used in operating activities	(4,915)	(10,915)	(9,149)
Cash flows from investing activities:
Capital contributed to subsidiary bank	—	(25,000)	(60,000)
Purchase of other real estate	—	—	(11,117)
Net proceeds from sales of other real estate and repossessed assets	1,128	5,289	4,498
Other, net	(253)	281	57
Net cash (used in) provided by investing activities	875	(19,430)	(66,562)
Cash flows from financing activities:
Repayments of notes payable	—	—	(12,000)
Preferred stock dividends paid and discounts accumulated	(5,241)	(5,983)	(8,613)
Repurchase of TARP warrant	(9,839)	—	—
Net proceeds from the issuance of warrants	—	81	—
Net proceeds from preferred stock issuance	96,475	24,350	36,245
Net proceeds from the issuance of common stock - rights offering	(96)	33,800	(21)
Net proceeds from the issuance of common stock - sub debt warrant exercise	127	—	—
Issuance of restricted stock grants, net of forfeitures	1	—	—
Net proceeds from the issuance of subordinated notes	—	—	37,322
Proceeds from the exercise of stock options	169	9	5
Net cash provided by financing activities	81,596	52,257	52,938
Net increase (decrease) in cash and cash equivalents	77,556	21,912	(22,773)
Cash and cash equivalents, beginning of year	45,018	23,106	45,879
Cash and cash equivalents, end of year	$122,574	$45,018	$23,106

23. Segment Reporting
The Company has identified two operating segments for purposes of financial reporting: Banking and Mortgage Banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information that is used by the Company’s key decision makers to make operating decisions and to assess the Company’s performance. In addition, the Company utilizes an Other category.

The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company’s portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments. The income tax benefit resulting from the reversal of the Company’s net deferred tax asset valuation allowance in 2011 is included in the Other segment.

The accounting policies of the individual operating segments are generally the same as those of the Company described in Note 1—"Summary of Significant Accounting and Reporting Policies." Segment results are presented based on our management accounting practices. The information presented in our segment reporting is based on internal allocations, which involve management judgment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic adjustments and enhancements.
The following table presents financial information for the Company’s operating segments and the Other category as of the dates indicated:

	Banking			Mortgage Banking			Other*			Consolidated Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)
Net interest income (loss)	$146,028	$144,631	$146,916	$17,562	$5,389	$2,953	$(13,704)	$(15,606)	$(13,795)	$149,886	$134,414	$136,074
Provision for loan losses	9,232	48,849	143,127	318	409	—	—	—	—	9,550	49,258	143,127
Total noninterest income	28,995	28,385	58,235	125,627	20,390	14,263	425	467	185	155,047	49,242	72,683
Total noninterest expense	105,845	92,193	103,790	82,222	24,200	14,446	3,670	—	—	191,737	116,393	118,236
Income (loss) before income taxes	59,946	31,974	(41,766)	60,649	1,170	2,770	(16,949)	(15,139)	(13,610)	103,646	18,005	(52,606)
Income tax expense (benefit)	23,978	12,789	(15,871)	21,869	445	1,052	(4,102)	(86,344)	16,036	41,745	(73,110)	1,217
Net income (loss)	$35,968	$19,185	$(25,895)	$38,780	$725	$1,718	$(12,847)	$71,205	$(29,646)	$61,901	$91,115	$(53,823)
Total average assets	$4,241,255	$4,225,516	$4,410,826	$742,192	$187,813	$76,624	$3,793	$3,673	$5,963	$4,987,240	$4,417,002	$4,493,413
Average loans	2,739,009	2,781,513	2,940,778	254,326	63,500	—	—	—	—	2,993,335	2,845,013	2,940,778
Average held for sale loans	—	—	22,267	414,582	106,939	71,854	—	—	—	414,582	106,939	94,121

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

24. Subsequent Events

Events subsequent to the balance sheet date of December 31, 2012 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed in order to keep the financial statements from being misleading through the date these financial statements were filed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Taylor Capital Group, Inc.:
We have audited Taylor Capital Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Taylor Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
March 8, 2013

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end under the captions "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers of the Company".

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end under the captions "Director Compensation," "2012 Director Compensation Table," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested in Last Fiscal Year," "Nonqualified Deferred Compensation," "Employment Agreements with Our Named Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report and Narrative and Certification Pursuant to TARP."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information regarding securities authorized for issuance under the Company's equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5 of this report. Other information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end under the captions "Certain Transactions with Management and Others" and "Proposal 1: Election of Directors."

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated herein by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end under the caption "Principal Accounting Fees and Services."

TAYLOR CAPITAL GROUP, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Part II—Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or the accompanying notes.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 6, 2012).

3.2
Certificate of Designations of Perpetual Non-Cumulative Preferred Stock, Series A, of Taylor Capital Group, Inc., dated November 19, 2012 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed November 20, 2012).

3.3	Fourth Amended and Restated Bylaws of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed June 6, 2012).

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

4.1
Form of certificate representing Taylor Capital Group, Inc. common stock (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed October 1, 2002 (Registration No. 333-89158)).

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

4.5
Form of Warrant issued by Taylor Capital Group, Inc. to the investors listed on the Schedule of Subdebt Buyers attached to the Securities Purchase Agreement dated May 21, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed June 2, 2010).

4.6
Warrant, dated October 21, 2010, issued by Taylor Capital Group, Inc. to Prairie Capital IV, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2010).

4.7
Warrant, dated October 21, 2010, issued by Taylor Capital Group, Inc. to Prairie Capital IV QP, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 10-Q filed November 12, 2010).

4.8
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

Exhibit Number	Description of Exhibits
9.2
Amendment Number One of Voting Trust Agreement, dated December 1, 1999, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.2 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 16, 2002 (Registration No. 333-89158)).

9.3
Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.3 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 16, 2002 (Registration No. 333-89158)).

10.1	Taylor Capital Group, Inc. 2011 Incentive Compensation Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Definitive Additional Materials filed May 6, 2011).+

10.2	Taylor Capital Group, Inc. Deferred Compensation Plan effective December 30, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-K filed on March 11, 2009).+

10.3
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).+

10.4
Exchange Agreement, dated as of March 26, 2012, by and among Taylor Capital Group, Inc., Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 30, 2012).

10.5
Warrant Repurchase Agreement, dated July 18, 2012, between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 18, 2012).

10.6
Relinquishment of Rights Agreement, dated as of April 3, 2012, by and among Taylor Capital Group, Inc. and the various stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 6, 2012).

10.7
Share Restriction Agreement, dated November 30, 1998, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.54 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 16, 2002 (Registration No. 333-89158)).

10.8
Amendment Number One of Share Restriction Agreement, dated December 1, 1999, by and among the Principal Stockholders (as defined therein) and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.55 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 16, 2002 (Registration No. 333-89158)).

10.9
Amendment Number Two to Share Restriction Agreement, dated as of April 3, 2012, by and among Taylor Capital Group, Inc. and the various stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 6, 2012).

10.10
Pointe O’Hare Office Lease, between Orix O’Hare II, Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference to Exhibit 10.66 of the Company’s Report on Form 10-K filed March 21, 2003) as modified by the First Amendment to Pointe O’Hare Office Lease, dated as of May 1, 2003, by and between Orix O’Hare II, Inc. and Cole Taylor Bank, and by the Second Amendment to Pointe O’Hare Office Lease, dated as of October 7, 2005, by and between Orix O’Hare, Inc. and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K filed January 31, 2012) and as further modified by the Third Amendment to Lease, dated as of October 12, 2011, by and between Long Ridge Office Portfolio, L.P. and Cole Taylor Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2012).

10.11
Form of Non-Employee Director Notice of Restricted Stock Grant and Non-Employee Director Restricted Stock Award (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed January 31, 2012 (Registration No. 333-179271)).+

10.12
Form of Officer and Employee Notice of Restricted Stock Grant and Officer and Employee Restricted Stock Award (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 filed January 31, 2012 (Registration No. 333-179271)).+

10.13
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

Exhibit Number	Description of Exhibits
10.16	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 30, 2007).+

10.17
Executive Employment Agreement, dated January 30, 2008, by and between Taylor Capital Group, Inc., Cole Taylor Bank and Mark A. Hoppe (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2008).+

10.18
Officer and Employee 2008 Non-Qualified Stock Option Agreement between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K filed March 13, 2008).+

10.19
Officer and Employee Restricted Stock Award between Mark A. Hoppe and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 10.53 of the Company’s Report on Form 10-K filed March 13, 2008).+

10.20
Executive Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.21
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).+

10.22
Consolidated Amendment Agreement (relating to Senior Officer Change in Control Severance Plan) between Taylor Capital Group, Inc. and Lawrence Ryan, dated June 19, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).+

10.23	Voluntary Reduction of Compensation letter signed by Bruce W. Taylor (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K filed March 29, 2010).+

10.24	Voluntary Reduction of Compensation letter signed by Mark A. Hoppe (incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K filed March 29, 2010).+

10.25
Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan, as amended and restated. effective January 1, 2010 (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K filed March 29, 2010).+

12.1	Computation of Ratios of Earnings to Fixed Charges.*

21.1	List of Subsidiaries of Taylor Capital Group, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.*

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.*

101.0
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (v) Notes to Consolidated Financial Statements.**

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
See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March 2013.

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

Signature	Title	Date

/s/ BRUCE W. TAYLOR	Chairman of the Board	March 8, 2013
Bruce W. Taylor

/S/ MARK A. HOPPE	President and Chief Executive Officer	March 8, 2013
Mark A. Hoppe

/S/ RONALD L. BLIWAS	Director	March 8, 2013
Ronald L. Bliwas

/S/ C. BRYAN DANIELS	Director	March 8, 2013
C. Bryan Daniels

/S/ RONALD EMANUEL	Director	March 8, 2013
Ronald Emanuel

/S/ M. HILL HAMMOCK	Director	March 8, 2013
M. Hill Hammock

/S/ ELZIE HIGGINBOTTOM	Director	March 8, 2013
Elzie Higginbottom

/S/ MICHAEL H. MOSKOW	Director	March 8, 2013
Michael H. Moskow

/S/ LOUISE O’SULLIVAN	Director	March 8, 2013
Louise O'Sullivan

/S/ SHEPHERD G. PRYOR IV	Director	March 8, 2013
Shepherd G. Pryor IV

/S/ HARRISON I. STEANS	Director	March 8, 2013
Harrison I. Steans

/S/ JENNIFER W. STEANS	Director	March 8, 2013
Jennifer W. Steans

/S/ JEFFREY W. TAYLOR	Director	March 8, 2013
Jeffrey W. Taylor

/S/ RICHARD W. TINBERG	Director	March 8, 2013
Richard W. Tinberg

COMPANY INFORMATION

Corporate Headquarters
Taylor Capital Group, Inc.
9550 West Higgins Road
Rosemont, Illinois 60018
(847) 653-7978

Web Sites
www.taylorcapitalgroup.com
www.coletaylor.com

Stock Listing
Taylor Capital Group, Inc.'s common stock is traded on The Nasdaq Global Select Stock Market under the symbol "TAYC," and its Perpetual Non-Cumulative Preferred Stock, Series A, is traded on the Nasdaq Global Select Stock Market under the symbol "TAYCO."

Transfer Agent and Registrar
Computershare Trust Company
P.O. Box 43078
Providence, RI 02940-3078
web.queries@computershare.com
Telephone: (877) 269-2330 (U.S.)
(312) 360-5193 (non-U.S.)
TDD for Hearing Impaired (800) 952-9245

Independent Auditors
KPMG LLP
200 E Randolph Drive
Suite 5500
Chicago, Illinois 60601

Investor Inquiries
Stockholders, investors, security analysts and others interested in additional information or requesting copies of the annual, quarterly and current reports, proxy statements and other documents filed with the Securities and Exchange Commission, press releases and other stockholder communications should contact: Berry Allen, Investor Relations, telephone: (847) 653-7375, email: investor.relations@coletaylor.com.